Form 10-K
period 1993-12-31
GATX CORP
filed 1994-03-21
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-K

          X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1993

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-2328


                                GATX Corporation

Incorporated in the                           IRS Employer Identification Number
 State of New York
    36-1124040
                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                  312/621-6200

           Securities Registered Pursuant to Section 12(b) of the Act:

                                              Name of each exchange
      Title of each class or series           on which registered

Common Stock                                 New York Stock Exchange
                                             Chicago Stock Exchange
                                             London Stock Exchange

$2.50 Cumulative Convertible Preferred Stock New York Stock Exchange
                                             Chicago Stock Exchange

$2.50 Cumulative Convertible Preferred       New York Stock Exchange
 Stock, Series B                             Chicago Stock Exchange

$3.875 Cumulative Convertible Preferred StockNew York Stock Exchange
                                             Chicago Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No

   As of March 4, 1994, 19,809,722 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 4, 1994 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $864.2 million.

                       Documents Incorporated by Reference

   Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 11, 1994 are incorporated by reference into Part III.

PART I


Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; provide equipment and capital asset financing and related services; own and operate tank storage terminals, pipelines and related facilities; engage in Great Lakes shipping; and provide distribution and logistics support services, warehousing facilities, and related real estate services. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1993 on page 27 and pages 32 through 35, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                         Railcar Leasing and Management

The Railcar Leasing and Management segment (Transportation) is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1993, its fleet consisted of approximately 55,800 railcars, including 48,000 tank cars and 7,800 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older, smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:

                                             Year Ended December 31,
                                     1993    1992    1991    1990    1989
Tank car fleet capacity
  (in millions of gallons)          1,024     993     977     964     939

Number of cars added to fleet       3,000   1,600   1,500   1,700   2,900

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1993, approximately 55% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 6% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 6% of total railcar leasing revenue.

Transportation typically leases new equipment to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1993 was approximately 93%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of service centers consisting of four major service centers and 23 mobile trucks in 16 locations. Transportation also utilizes independent third-party repair shops.

Transportation purchases most of its new railcars from Trinity Industries, Inc. (Trinity), a Dallas-based metal products manufacturer, under a contract entered into in 1984 and extended from time to time thereafter, most recently in 1992. Transportation anticipates that through this contract it will continue to be able to satisfy its customers' new car lease requirements. Transportation's engineering staff provides Trinity with design criteria and equipment specifications, and works with Trinity's engineers to develop new technology where needed in order to upgrade or improve car performance or in response to regulatory requirements.

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 192,000 tank cars owned and leased in the United States at December 31, 1993, Transportation had approximately 48,000. Principal competitive factors include price, service and availability.

                               Financial Services

GATX Financial Services, through its principal subsidiary, GATX Capital Corporation, provides asset-based financing of transportation and industrial equipment through capital leases, secured equipment loans, and operating leases. GATX Capital also provides related financial services which include the arrangement of lease transactions for investment by other lessors and the management of lease portfolios for third parties. In these underwriting and management activities, GATX Capital seeks fee income and residual participation income. In addition to its San Francisco headquarters, GATX Capital has offices in six foreign countries.

The financial services industry is both crowded and efficient. GATX Capital is one of the larger non-bank capital services companies. Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease underwriters and brokers, investment bankers, and also with the manufacturers of equipment. Financing companies compete on the basis of service and effective rates.

GATX Capital participates in selected areas where it believes the application of its strengths can result in above-market returns in exchange for assuming appropriate levels of risk. GATX Capital has developed a portfolio of assets diversified across industries and equipment classifications, the largest of which include air and rail. At December 31, 1993, GATX Capital had approximately 750 financing contracts with 500 customers, aggregating $1.3 billion of investments before reserves. Of this amount, 47% consisted of investments associated with commercial jet aircraft, 15% railroad equipment, 8% real estate, 8% golf courses, 7% warehouse and production equipment, 6% marine equipment and 9% other equipment.

                             Terminals and Pipelines

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals are also linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals also owns or holds interests in four refined product pipeline systems. As of December 31, 1993, Terminals owned and operated 27 terminals in 14 states, nine of which are associated with Terminals' pipeline interests, and eight facilities in the United Kingdom; Terminals also had joint venture interests in 12 international facilities.

As of December 31, 1993, Terminals had a total storage capacity of 71 million barrels. This includes 53 million barrels of bulk liquid storage capacity in the United States, 6 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 100,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. During 1993, Terminals handled approximately 635 million barrels of product through its wholly-owned bulk liquid storage facilities, with capacity utilization of 92% at the end of 1993.


For 1993, 77% of Terminals' revenue was derived from petroleum products and 20% from a variety of chemical products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, and the expansion of its customers into new geographical markets.

Terminals serves nearly 200 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 7% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminalling companies. The domestic public terminalling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminalling companies. In addition to public terminalling companies, oil and chemical companies, which generally do not make their storage facilities available to others, also have significant storage capacity in their own private facilities. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

                              Great Lakes Shipping

American Steamship Company (ASC), with the largest carrying capacity of the domestic Great Lakes vessel fleets, provides modern and efficient waterborne transportation of dry bulk materials to the integrated steel, electric utility and construction industries. ASC's fleet is entirely comprised of self-unloading vessels which do not require any shoreside assistance to discharge cargo. ASC's eleven vessels range in size from 635 feet to 1,000 feet, transport cargoes from 17,000 net tons up to 70,000 net tons depending on vessel size, and can unload at speeds from 2,800 net tons per hour up to 10,000 net tons per hour. Because the Great Lakes are fresh water, Great Lakes vessels are not subject to the severe rusting condition typical of salt water vessels. As a result, ASC's vessels have expected lives of 50 to 75 years.

In 1993, ASC carried 24.4 million tons of cargo. The primary materials ASC transported were iron ore, coal and limestone aggregates. Other commodities transported include sand, salt, potash, gypsum, marble chips and slag. ASC competes with three other U.S. flag Great Lakes commercial fleets, which include U.S.S. Great Lakes Fleet, Inc., Columbia Transportation, and Interlake Steamship, and with all steel companies which operate captive fleets. Great Lakes shipping is the only major activity of GATX which consumes substantial quantities of petroleum products; fuel for these operations is presently in adequate supply. Competition is based primarily on service and price. ASC is headquartered in Buffalo, New York, with one regional office. No single customer accounts for more than 21% of ASC's revenue.


                            Logistics and Warehousing

GATX Logistics, Inc. (Logistics) is the largest third-party provider in the United States of distribution and logistics support services, warehousing facilities, and related real estate services. Logistics operates 119 facilities and approximately 22 million square feet of warehousing space in North America with utilization of 94 percent at the end of 1993. Value-adding services are strategically the most important benefit GATX Logistics provides. Examples of these services are logistics planning, information systems, just-in-time delivery systems, packaging, sub-assembly, and returns management.

GATX Logistics serves about 750 customers, many of which are Fortune 1000-type companies. Most customers are manufacturers, but the customer base also includes retailers. In the warehousing sector, GATX Logistics competes primarily with in-house or private operations and with other national operators as well as multi-regional and local operators. In providing transportation and logistics services, GATX Logistics competes with the major trucking companies and providers of specialized distribution services.

GATX Logistics' revenue source by industry served during 1993 was 30% consumer products, 20% grocery, 11% farm and construction equipment, 10% motor vehicle parts and components, 5% major appliances, 5% health care, 4% electronics and 15% other. No single customer accounts for more than 8% of Logistics' revenue.

Trademarks, Patents and Research Activities

Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Seasonal Nature of Business

Great Lakes shipping is seasonal due to the effects of winter weather conditions. However, seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

Customer Base

GATX and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATX as a whole.

Employees

GATX and its subsidiaries have approximately 5,500 active employees, of whom 25% are hourly employees covered by union contracts.

Environmental Matters

Certain of GATX's operations present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATX is committed to protecting the environment, as well as complying with applicable environmental protection laws and regulations. GATX, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATX's foreign operations are subject to environmental regulations in effect in each respective jurisdiction.

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 11 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under Superfund and comparable state laws, GATX may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all but one instance, GATX is one of several financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATX's total clean-up costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATX may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures.
In addition, GATX has provided indemnities for environmental issues to the buyers of two divested companies for which GATX believes it has adequate reserves.

GATX's environmental reserve at the end of 1993 was $81 million and reflects GATX's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $17 million in both 1993 and 1992. Expenditures charged to the reserve amounted to $10 million and $12 million in 1993 and 1992, respectively.

In 1993, GATX made capital expenditures of $18 million for environmental and regulatory compliance compared to $16 million in 1992. These projects included marine vapor recovery, discharge prevention compliance, impervious dikes and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $25 million in 1994. It is anticipated that GATX will make annual expenditures at a similar level over the next five years for regulatory and environmental requirements.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings

A railcar owned by Transportation was involved in a derailment near Dunsmuir, California in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against General American Transportation Corporation (GATC), or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases but remains in the cases with respect to the plaintiffs who have opted out of the class and with respect to indemnity and contribution claims. There is one other case seeking recovery for response costs and natural resource damages:
State of California, et al, vs. Southern Pacific, et al, filed in the Eastern District of California (CIV-S-92 1117). All other actions have been consolidated with these two cases. GATC also has been named as a potentially responsible party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim has also been consolidated in the suit in the Eastern District of California. GATC has entered into provisional settlement agreements with the United States of America, the state of California, Southern Pacific and certain other defendents settling all material claims arising out of the above incident in an amount not material to GATC. Such settlement, however, is conditional on further court action. Further, it is the opinion of management that if damages are assessed and taking into consideration the probable insurance recovery, this matter will not have a material effect on GATX's consolidated financial position or results of operations.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific Transportation Corporation, et al, filed December 1989 (No. 253603) and settled February 1994; Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Raman, et al, v. Southern Pacific Railroad Company, et al, filed May 1990 (No. 256181) and settled October 1993; Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947); Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047); Jackson, et al,
v. City of San Bernardino, et al, filed May 1990 (No. 256172) and settled February 1993; Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876); Hawkins, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000825) and since dismissed as to all GATX subsidiaries; Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990
(No. 256173); Mary Washington v. Southern Pacific, et al, filed May 1990
(No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464); Yost, et al, v. Southern Pacific Railroad, et al, filed June 1989 (No. 250308) and dismissed January 1993; Riley, et al, v. Lake Minerals Corp., et al, filed May 1990 (No. 256163) and settled September 1993; Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275936); Brooks, et al, v. Southern Pacific, et al, filed May 1990 (No. 256176) and settled February 1994; Goldie, et al, v. Southern Pacific, et al, filed May 1990 and dismissed July 1993, appeal pending; Irby, et al, v. Southern Pacific, et al,
(No. 255715) filed April 1990; Esparza, et al, v. Southern Pacific, et al, (No. 256433) filed May 1990 and settled February 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990; Nancy Washington, et al, v. Southern Pacific, et al, (No. 256435) filed May 1990. In addition, GATX is aware of approximately 10 other cases (the majority involving multiple plaintiffs) seeking damages arising out of this incident which have named but not served a subsidiary of GATX or a subsidiary officer. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or results of operations.

In October 1991, GATX and five of its senior officers were named as defendants in Searls vs. Glasser, et al, filed in the U.S. District Court for the Northern District of Illinois, a class action filed on behalf of certain purchasers of GATX's common stock alleging violation of the securities laws, common law fraud and negligent misrepresentation in various public statements made by GATX during 1991 concerning 1992 forecasted earnings. Upon the completion of extensive discovery, GATX filed a motion for summary judgment which the court has taken under consideration. GATX believes that it has a strong defense and that the complaint is without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                   Office
                                                    Held
          Name                  Office Held         Since   Age

James J. Glasser     Chairman of the Board, President
                       and Chief Executive Officer  1978     59

John F. Chlebowski, Jr.Vice President, Finance and  1985     48
                       Chief Financial Officer

William L. Chambers  Vice President, Human Resources 1993    56

Paul A. Heinen       Vice President, General
                       Counsel and Secretary        1981     63

Ralph L. O'Hara      Controller                     1986     49

E. Paul Dunn, Jr.    Treasurer                      1990     40

Officers are elected annually by the Board of Directors. Previously, Mr. Chambers was the Senior Vice President of Human Resources and Corporate Relations for Beatrice Company from 1986 to 1990. From 1991 until 1993, Mr. Chambers was engaged in human resource consulting. Previously, Mr. Dunn was Assistant Treasurer of The Hertz Corporation from 1985-1990.

PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1993 on page 59, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1993, on pages 60 and 61, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Businss, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1993, the management discussion and analysis on pages 29, 30, 31, 37, 39, 41 and 42, the financial data of business segments on pages 32 through 35, and the discussion of 1992 and 1991 operations on pages 62 and 63, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended
December 31, 1993, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

   Statements of Consolidated Income and Reinvested Earnings -- Years
     ended December 31, 1993, 1992 and 1991, on page 36.
   Consolidated Balance Sheets -- December 31, 1993 and 1992, on
     page 38.
   Statements of Consolidated Cash Flows -- Years ended
     December 31, 1993, 1992 and 1991, on page 40.
   Notes to Consolidated Financial Statements on pages 43 through 58.

Quarterly results of operations are contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1993 on page 59, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 11, 1994, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 11, 1994, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 11, 1994, which sections are incorporated herein by reference. The following are the only persons known to the Company who beneficially owned as of March 4, 1994 more than 5% of the Company's $3.875 Cumulative Convertible Preferred Stock ("CCP Stock"):

Name and Address of                       Shares Beneficially
Beneficial Owner                          Owned                         Percent of Class
Fiduciary Trust                            331,500                        9.77
Company International (1)
Two World Trade Center,
New York, NY

FMR Corp. (2)                              341,700                       10.06
82 Devonshire Street
Boston, MA

(1) According to Schedule 13Gs dated January 28, 1994 furnished to the Company, United Nations Joint Staff Pension Fund ("UN") and its appointed Investment Advisor, Fiduciary Trust Company ("Fiduciary"), share voting and dispositive power with respect to 330,000 shares of the CCP Stock and Fiduciary has sole dispositive and sole voting power over 1,500 shares of the CCP Stock. The 331,500 shares represent voting over 1.43% of the shares of Company Stock entitled to vote at the Company's Annual Meeting.

(2) According to a Schedule 13G dated February 11, 1994 furnished to the Company, FMR Corp. ("FMR") through certain of its wholly-owned subsidiaries has beneficial ownership of and sole dispositive power over 341,700 shares of the CCP Stock with sole voting power over some portion of 56,700 shares of the CCP Stock. The 341,700 shares of CCP Stock represent voting power over 1.47% of the shares of Company Stock entitled to vote at the Company's Annual Meeting. FMR's beneficial ownership of Common Stock of the Company is described in the GATX Proxy Statement dated March 11, 1994.

Item 13.  Certain Relationships and Related Transactions

None.


PART IV


Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.


a)      1. -Financial Statements

           The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1993, are filed in response to Item 8:

           Statements of Consolidated Income and Reinvested Earnings --
             Years ended December 31, 1993, 1992 and 1991
           Consolidated Balance Sheets -- December 31, 1993 and 1992 Statements of Consolidated Cash Flows -- Years ended
             December 31, 1993, 1992 and 1991
           Notes to Consolidated Financial Statements

           2.  -Financial Statement Schedules:
                                                            Page

           Schedule IIICondensed Financial
                           Information of Registrant................ 17
           Schedule V  Property, Plant and Equipment..............   21
           Schedule VI Accumulated Depreciation, Depletion and
                         Amortization of Property, Plant and
                         Equipment................................   25
           Schedule VIIIValuation and Qualifying Accounts .........  29
           Schedule IX Short-Term Borrowings......................   30
           Schedule X  Supplementary Income Statement Information.   31

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

B) EXHIBIT INDEX

Exhibit
 Number                     Exhibit Description                   Page

 3A. Restated Certificate of Incorporation of GATX Corporation, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

 3B. Bylaws of GATX Corporation, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.

 4A. Rights Agreement dated as of May 15, 1986, as amended and restated as of June 2, 1989, between GATX Corporation and Manufacturers Hanover Trust Company, as Rights Agent, incorporated by reference to Exhibit 4 contained in GATX's Amendment on Form 8 dated July 14, 1989, to its Registration Statement on Form 8-A, file number 1-2328.

10A. GATX Corporation 1980 Long Term Incentive Compensation Plan, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10B. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10C. Management Incentive Compensation Plan dated January 1, 1993, file number 1-2328, submitted to the SEC along with the electronic submission of this Report on
         Form 10-K.

10D. GATX Corporation Deferred Fee Plan for Directors, effective April 1982, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10E. 1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

Exhibit
 Number                      Exhibit Description                  Page

10F. 1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10G. 1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10H. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.

10I. Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.

10J. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10K. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328 and between GATX and an additional executive officer dated as of January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 1-2328.

Exhibit
 Number               Exhibit Description                                  Page

10L.     Letter agreement dated March 5, 1986, between GATX
         Corporation and an executive officer of GATX, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, file number 1-2328.

10M. Letter agreement dated June 5, 1987, between GATX Corporation and an executive officer of GATX, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, file number 1-2328.

10N. Director Retirement Plan effective January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 1-2328.

11.      Statements regarding computation of net income (loss)
         per share.                                         32-33

12. Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.34

13.      Annual Report to Shareholders for the year ended
         December 31, 1993, pages 27-65, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328. Submitted to the
           SEC along with the electronic submission of this Report on Form 10-K.

22.      Subsidiaries of the Registrant.                    35
24.      Consent of Independent Auditors.                   36
25. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

28A. Undertakings to the GATX Corporation 1980 Long Term Incentive Plan, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.

28B.     Undertakings to the GATX Corporation Salaried Employees
         Retirement Savings Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1982, file number 1-2328.

28C. Undertakings to the GATX Corporation 1985 Long Term Incentive Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, file number 1-2328.

REPORT OF INDEPENDENT AUDITORS




To the Shareholders
and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation for the year ended December 31, 1993. These financial statements and related schedules are the responsibility of GATX's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1992 the Company changed its method of accounting for the postretirement benefits other than pensions and income taxes.

                                            ERNST & YOUNG




Chicago, Illinois
January 25, 1994

                                   SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATX CORPORATION
                                              (Registrant)



                                          /s/James J. Glasser
                                     -------------------------------
                                             James J. Glasser
                                     Chairman of the Board, President
                                       and Chief Executive Officer
                                              March 21, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      /s/James J. Glasser
      ----------------------
         James J. Glasser         Chairman of the Board, President
          March 21, 1994          and Chief Executive Officer


    /s/John F. Chlebowski, Jr.
    -------------------------
       John F. Chlebowski, Jr.    Vice President, Finance and
        March 21, 1994            Chief Financial Officer


      /s/Ralph L. O'Hara
      ----------------------
         Ralph L. O'Hara          Controller and
         March 21, 1994           Principal Accounting Officer


   Weston R. Christopherson       Director
   Franklin A. Cole               Director
   James W. Cozad                 Director            By  /s/Paul A. Heinen
   Robert J. Day                  Director                  (Paul A. Heinen,
   James L. Dutt                  Director                  Attorney-in-Fact)
   Deborah M. Fretz               Director
   Richard A. Giesen              Director
   Charles Marshall               Director
   Michael E. Murphy              Director
   Marcia T. Thompson             Director            Date:  March 21, 1994

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                  (IN MILLIONS)



                                            Year Ended December 31
                                          1993     1992     1991
Gross loss                              $ (5.5)  $ (4.5)  $ (5.1)

Costs and expenses
 Interest                                 18.4     23.3     24.6
 Provision for depreciation                 .4       .3       .5
 Selling, general and administrative      23.2     18.8     14.2
                                        ------   ------   ------

                                          42.0     42.4     39.3
                                        ------   ------   ------

Loss before income taxes, share of net
  income of subsidiaries and cumulative
 effect of accounting changes            (47.5)   (46.9)   (44.4)

Income taxes (credit)                    (17.5)   (13.3)   (16.7)
                                        ------   ------   ------

Loss before share of net income
  of subsidiaries and cumulative
 effect of accounting changes            (30.0)   (33.6)   (27.7)

Share of net income of subsidiaries      102.7     59.8    110.4
                                        ------   ------   ------

Income before cumulative effect
 of accounting changes                    72.7     26.2     82.7

Cumulative effect of accounting changes      -    (42.7)       -
                                        ------   ------   ------

Net income (loss)                       $ 72.7   $(16.5)  $ 82.7
                                        ======   ======   ======

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (IN MILLIONS)

ASSETS

                                                    December 31
                                                   1993      1992
Cash and cash equivalents                      $     .1  $     .2

Property, plant and equipment                       7.9       3.8
Less - Allowances for depreciation                  (.9)     (3.3)
                                               --------  --------

                                                    7.0        .5

Investment in subsidiaries                      1,101.7   1,072.4

Other assets                                       16.3      18.9














TOTAL ASSETS                                   $1,125.1  $1,092.0
                                               ========  ========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                    December 31
                                                   1993     1992
Accounts payable and accrued expenses           $   21.6 $   23.8

Due to subsidiaries                                450.9    446.2

Other deferred items                                62.7     64.4
                                                -------- --------

    Total liabilities and deferred items           535.2    534.4
                                                -------- --------


Shareholders' equity:
  Preferred Stock                                    3.4      3.4
  Common Stock                                      14.1     13.9
  Additional Capital                               312.4    306.9
  Reinvested earnings                              305.1    273.1
  Cumulative foreign currency
    translation adjustment                           2.0      7.4
                                                -------- --------

                                                   637.0    604.7
  Less - Cost of shares in treasury                (47.1)   (47.1)
                                                -------- --------

    Total shareholders' equity                     589.9    557.6
                                                -------- --------


TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY                      $1,125.1 $1,092.0
                                                ======== ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                   Year Ended December 31
                                                     1993    1992  1991
OPERATING ACTIVITIES
  Net income (loss)                             $  72.7 $ (16.5) $ 82.7
  Adjustments to reconcile net
   income (loss) to net cash provided by
   (used in) operating activities:
       Provision for depreciation                    .4      .3      .5
       Deferred income taxes (credit)              (9.1)  (21.0)   (9.6)
       Cumulative effect of accounting changes        -    42.7       -
       Share of net income of subsidiaries
         less dividends received                  (33.7)   (3.5)  (51.1)
  Other (includes working capital)                  8.0    (7.7)  (10.2)
                                                ------- -------  ------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                             38.3    (5.7)   12.3


INVESTING ACTIVITIES
  Additions to property, plant & equipment         (7.1)    (.1)    (.1)
  Investment in subsidiaries                          -   (12.1)  (32.7)
                                                ------- -------  ------
NET CASH USED IN
  INVESTING ACTIVITIES                             (7.1)  (12.2)  (32.8)


FINANCING ACTIVITIES
  Issuance of Common Stock under
   employee benefit programs                        4.7     1.2    3.3
  Cash dividends to shareholders                  (40.7)  (38.6)  (36.5)
  Advances from subsidiaries                        4.7    54.7    53.8
                                                ------- -------   ------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                            (31.3)   17.3    20.6



NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS                  $   (.1)$   (.6) $   .1
                                                 ========  =======  ======

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                  (IN MILLIONS)



    COL. A                 COL. B    COL. C    COL. D       COL. E     COL. F


                         Balance at                    Other Charges - Balance
                          BeginningAdditions            Add (Deduct) -  at End
   CLASSIFICATION - NOTE A of Period at CostRetirements    Describe  of Period

Railcars and support facilities:
 Railcars                $1,649.8   $171.5    $ 20.5     $(143.3)(B)  $1,657.5
 Buildings and railcar
   maintenance facilities    28.8     18.0        .5           -          46.3
 Machinery and equipment     20.6      3.9        .1           -          24.4
 Other assets                 7.7      1.9       2.0           -           7.6
                         --------   ------    ------     -------       --------
   Total railcars and
     support facilities   1,706.9    195.3      23.1      (143.3)      1,735.8


Tank storage terminals and pipelines:
 Land                        36.1        -         -           -          36.1
 Buildings and land
   improvements              56.4      4.1        .1         (.1)(C)      60.3
Storage tanks and pipelines 283.2     21.3       1.1        (1.3)(C)     302.1
Docks                        36.9      2.9         -         (.1)(C)      39.7
Machinery, equipment
   and fixtures             463.6     37.0       8.6           -         492.0
Construction in progress     31.7      8.9         -           -          40.6
 Other                       41.7      3.6       1.0         (.3)(C)      44.0
                         --------   ------    ------      -------       --------
   Total tank storage
    terminals and pipelines 949.6     77.8      10.8        (1.8)      1,014.8

Great Lakes vessels         203.3       .1         -           -         203.4

Operating lease investments
  and other:
 Operating lease investments268.6    117.9      30.3       (69.1)(D)     287.1
 Land                         2.3        -        .4           -           1.9
 Buildings                     .6        -         -           -            .6
 Machinery and equipment     22.9      9.1       1.4           -          30.6
 Other                       63.5     12.6       5.3       (39.9)(C)      30.9
                         --------   ------    ------     -------        --------
   Total operating lease
     investments and other  357.9    139.6      37.4      (109.0)        351.1
                         --------   ------    ------     -------        --------

TOTAL                    $3,217.7   $412.8    $ 71.3     $(254.1)     $3,305.1
                         ========   ======    ======     =======      ========

See notes to Schedule V on page 24.

               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                  (IN MILLIONS)



     COL. A                COL. B    COL. C    COL. D       COL. E     COL. F


                         Balance at                    Other Charges - Balance
                          BeginningAdditions            Add (Deduct) -  at End
   CLASSIFICATION - NOTE A of Period at CostRetirements   Describe     of Period

Railcars and support facilities:
 Railcars                $1,642.6   $108.2    $ 19.6     $ (81.4)(B)  $1,649.8
 Buildings and railcar
   maintenance facilities    21.6      7.3        .1           -          28.8
 Machinery and equipment     19.9       .9        .2           -          20.6
 Other assets                 7.8       .2        .3           -           7.7
                         --------   ------    ------     -------         --------
   Total railcars and
     support facilities   1,691.9    116.6      20.2       (81.4)      1,706.9

Tank storage terminals and pipelines:
 Land                        36.4       .1         -         (.4)(C)      36.1
 Buildings and land
   improvements              54.0      3.6        .1        (1.1)(C)      56.4
 Storage tanks and pipelines252.6  32.3       1.3            (.4)(C)     283.2
 Docks                       35.1      2.0         -         (.2)(C)      36.9
 Machinery, equipment
   and fixtures             429.8     46.0       2.6        (9.6)(C)     463.6
 Construction in progress    43.2    (11.0)        -         (.5)(C)      31.7
 Other                       39.3      3.2         -         (.8)(C)      41.7
                         --------   ------    ------     -------         --------
   Total tank storage
    terminals and pipelines 890.4     76.2       4.0       (13.0)        949.6

Great Lakes vessels         217.9       .6       7.2        (8.0)(E)     203.3

Operating lease investments
  and other:
 Operating lease investments257.5     13.7       5.3         2.7 (D)     268.6
 Land                         2.3        -         -           -           2.3
 Buildings                     .6        -         -           -            .6
 Machinery and equipment     24.9      3.6       5.6           -          22.9
 Other                       57.5      4.9        .7         1.8 (C)      63.5
                         --------   ------    ------     -------         --------
   Total operating lease
     investments and other  342.8     22.2      11.6         4.5         357.9
                         --------   ------    ------     -------         --------

TOTAL                    $3,143.0   $215.6    $ 43.0     $ (97.9)     $3,217.7
                         ========   ======    ======     =======      ========


See notes to Schedule V on page 24.

          SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                  (IN MILLIONS)



     COL. A                COL. B    COL. C    COL. D       COL. E     COL. F


                         Balance at                    Other Charges - Balance
                          Beginning Additions            Add (Deduct) -  at End
   CLASSIFICATION - NOTE A of Period at Cost Retirements    Describe  of Period

Railcars and support facilities:
 Railcars                $1,639.8   $101.1    $ 20.6     $ (77.7)(B)  $1,642.6
 Buildings and railcar
   maintenance facilities    21.5       .1         -           -          21.6
 Machinery and equipment     19.1       .9        .1           -          19.9
 Other assets                 7.5       .3         -           -           7.8
                         --------   ------    ------     -------        --------
   Total railcars and
     support facilities   1,687.9    102.4      20.7       (77.7)      1,691.9

Tank storage terminals and pipelines:
 Land                        36.5        -         -         (.1)(C)      36.4
 Buildings and land
   improvements              54.6      3.2         -        (3.8)(C)      54.0
 Storage tanks and pipelines203.0     23.9        .4        26.1 (C)     252.6
 Docks                       33.1      1.2         -          .8 (C)      35.1
 Machinery, equipment
   and fixtures             431.9     34.7       2.6       (34.2)(C)     429.8
 Construction in progress    27.9     15.5         -         (.2)(C)      43.2
 Other                       23.2      4.4        .2        11.9 (C)      39.3
                         --------   ------    ------     -------        --------
   Total tank storage
     terminals and pipelines810.2     82.9       3.2          .5         890.4

Great Lakes vessels         215.4      2.5         -           -         217.9

Operating lease investments
  and other:
 Operating lease investments101.9     41.6      15.9       129.9 (D)     257.5
 Land                         1.5       .5        .1          .4 (C)       2.3
 Buildings                    1.7        -       1.1           -            .6
 Machinery and equipment     15.2      5.3       1.0         5.4 (F)      24.9
 Other                       52.4      5.6       2.1         1.6 (F)      57.5
                         --------   ------    ------     -------        --------
   Total operating lease
     investments and other  172.7     53.0      20.2       137.3         342.8
                         --------   ------    ------     -------        --------

TOTAL                    $2,886.2   $240.8    $ 44.1     $  60.1      $3,143.0
                         ========   ======    ======     =======      ========


See notes to Schedule V on page 24.

                        GATX CORPORATION AND SUBSIDIARIES




Note A - The estimated useful lives of depreciable assets are as follows:

     Railcars                                     20 - 33 years
     Great Lakes vessels                          30 - 40 years
     Buildings, leasehold improvements,
       storage tanks and pipelines                 5 - 45 years
     Machinery and related equipment               3 - 20 years
     Operating lease investments                   3 - 40 years


Note B - Represents primarily the sale leaseback of certain railcar additions.


Note C - Represents adjustments associated with transfers and reclassifications of certain facilities and other assets, and foreign currency translation adjustments.


Note D - Represents adjustments associated with transfers and reclassifications of operating lease assets and in 1993 represents primarily the sale leaseback of a rail equipment portfolio.


Note E - Primarily represents expiration of capital lease related to one of the vessels.


Note F - Represents primarily asset values assigned to GATX Logistics' acquisitions.

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                  (IN MILLIONS)



     COL. A                COL. B    COL. C     COL. D      COL. E      COL. F


                                    Additions
                         Balance atCharged to          Other Charges - Balance
                          Beginning Costs and           Add (Deduct) -  at End
         DESCRIPTION      of Period Expenses Retirements    Describe    of Period

Railcars and support facilities:
 Railcars                 $  768.7  $ 62.0     $ 15.5     $ (5.4)(A)  $  809.8
 Buildings and railcar
   maintenance facilities     14.7      .3         .4          -          14.6
 Machinery and equipment      16.0     1.0         .2          -          16.8
 Other assets                  5.3      .5        2.0          -           3.8
                          --------  ------     ------     -------       --------
   Total railcars and
     support facilities      804.7    63.8       18.1       (5.4)        845.0

Tank storage terminals and pipelines:
 Buildings and land
   improvements               24.7     2.6          -        (.1)(B)      27.2
 Storage tanks and pipelines  91.0    10.8         .4        (.3)(B)     101.1
 Docks                        17.7     1.6          -          -          19.3
  Machinery, equipment
   and fixtures              162.3    22.0        3.7        (.6)(B)     180.0
 Other                        18.1     3.5         .8        (.1)(B)      20.7
                          --------  ------     ------     -------       --------
   Total tank storage
     terminals and pipelines 313.8    40.5        4.9       (1.1)        348.3

Great Lakes vessels           85.9     5.6          -          -          91.5

Operating lease investments
  and other:
 Operating lease investments  23.0    26.1       21.3        4.5 (C)      32.3
 Buildings                      .2       -          -          -            .2
 Machinery and equipment      10.9     5.2        1.1          -          15.0
 Other                        14.9     5.5        4.1       (5.8)(B)      10.5
                          --------  ------     ------     -------       --------
   Total operating lease
     investments and other    49.0    36.8       26.5       (1.3)          58.0
                          --------  ------     ------     -------       --------

TOTAL                     $1,253.4  $146.7     $ 49.5     $ (7.8)     $1,342.8
                          ========  ======     ======     =======     ========

See notes to Schedule VI on page 28.

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                  (IN MILLIONS)



     COL. A                COL. B    COL. C     COL. D      COL. E      COL. F


                                    Additions
                         Balance atCharged to          Other Charges - Balance
                          Beginning Costs and           Add (Deduct) -  at End
         DESCRIPTION      of Period Expenses Retirements    Describe    of Period

Railcars and support facilities:
 Railcars                 $  724.8  $ 60.4     $ 14.8     $ (1.7)(A)  $  768.7
 Buildings and railcar
   maintenance facilities     14.4      .4         .1          -          14.7
 Machinery and equipment      15.4      .8         .2          -          16.0
 Other assets                  4.6     1.0         .3          -           5.3
                          --------  ------     ------     -------        --------
   Total railcars and
     support facilities      759.2    62.6       15.4       (1.7)        804.7

Tank storage terminals and pipelines:
 Buildings and land
   improvements               22.4     2.4         .1          -          24.7
 Storage tanks and pipelines  81.6    10.3         .7        (.2)(B)      91.0
 Docks                        16.1     1.6          -          -          17.7
 Machinery, equipment
   and fixtures              144.4    20.6        2.3        (.4)(B)     162.3
 Other                        14.9     3.2          -          -          18.1
                          --------  ------     ------     -------       --------
   Total tank storage
     terminals and pipelines 279.4    38.1        3.1        (.6)        313.8

Great Lakes vessels           94.7     5.6        6.5       (7.9)         85.9

Operating lease investments
  and other:
 Operating lease investments  16.6    14.6        2.2       (6.0)(C)      23.0
 Buildings                      .2       -          -          -            .2
 Machinery and equipment      10.5     4.9        4.4        (.1)(B)      10.9
 Other                        10.4     8.0         .4       (3.1)(B)      14.9
                          --------  ------     ------     -------       --------
   Total operating lease
     investments and other    37.7    27.5        7.0       (9.2)         49.0
                          --------  ------     ------     -------       --------

TOTAL                     $1,171.0  $133.8     $ 32.0     $(19.4)     $1,253.4
                          ========  ======     ======     =======     ========

See notes to Schedule VI on page 28.

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                        GATX CORPORATION AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                  (IN MILLIONS)



     COL. A                COL. B    COL. C     COL. D      COL. E      COL. F


                                    Additions
                         Balance atCharged to          Other Charges - Balance
                          Beginning Costs and           Add (Deduct) -  at End
         DESCRIPTION      of Period Expenses Retirements    Describe    of Period

Railcars and support facilities:
 Railcars                 $  682.9  $ 60.4     $ 14.6     $ (3.9)(A)  $  724.8
 Buildings and railcar
   maintenance facilities     14.0      .4          -          -          14.4
 Machinery and equipment      14.7      .7          -          -          15.4
 Other assets                  3.9      .7          -          -           4.6
                          --------  ------     ------     -------        --------
   Total railcars and
     support facilities      715.5    62.2       14.6       (3.9)        759.2

Tank storage terminals and pipelines:
 Buildings and land
   improvements               20.6     2.3          -        (.5)(B)      22.4
 Storage tanks & pipelines    85.1     9.7         .1      (13.1)(B)      81.6
 Docks                        14.6     1.5          -          -          16.1
 Machinery,
   equipment & fixtures      119.6    19.0        1.2        7.0 (B)     144.4
 Other                         6.0     3.0         .2        6.1 (B)      14.9
                          --------  ------     ------     -------        --------
   Total tank storage
     terminals and pipelines 245.9    35.5        1.5        (.5)        279.4

Great Lakes vessels           89.1     5.6          -          -          94.7

Operating lease investments
  and other:
 Operating lease investments  15.7    11.5         .1      (10.5)(C)      16.6
 Buildings                      .5      .4         .2        (.5)(B)        .2
 Machinery and equipment       7.0     4.2         .7          -          10.5
 Other                         6.6     4.8         .5        (.5)(B)      10.4
                          --------  ------     ------     -------        --------
   Total operating lease
     investments and other    29.8    20.9        1.5      (11.5)         37.7
                          --------  ------     ------     -------        --------

TOTAL                     $1,080.3  $124.2     $ 17.6     $(15.9)     $1,171.0
                          ========  ======     ======     =======     ========

See notes to Schedule VI on page 28.

       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                        GATX CORPORATION AND SUBSIDIARIES




Note A -
       In 1993, represents $2.8 million of accumulated depreciation related to the sale leaseback of railcars and $3.5 million related to the early disposal of railcars, offset by $.9 million of reserves for the cost of scrapped railcars. In 1992, represents $6.0 million of accumulated depreciation related to the sale leaseback of railcars and $1.2 million for an early disposal, offset by $5.5 million of reserves for the cost of scrapped railcars. In 1991, represents $3.0 million of accumulated depreciation related to the sale leaseback of railcars increased by a $.9 million loss on the cost of scrapped railcars.


Note B -
       Represents adjustments associated with transfers and reclassifications of certain facilities and other assets, and foreign currency translation adjustments.


Note C -
       Represents adjustments associated with transfers and reclassifications of operating lease assets.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES
                                  (IN MILLIONS)


            COL. A         COL. B    COL. C       COL. D      COL. E    COL. F


                                            ADDITIONS
                                       (1)         (2)
                         Balance atCharged to   Charged to            Balance
                          Beginning Costs andOther Accounts-Deductions-at End
          DESCRIPTION     of Period Expenses     Describe    Describe  of Period

  Year ended December 31, 1993:
   Allowance for possible
     losses - Note A       $110.9    $ 29.6       $ 2.1(C)   $ 46.6(D)  $ 96.0

  Year ended December 31, 1992:
   Allowance for possible
     losses - Note A       $ 81.0    $ 82.5       $  .7(C)   $ 53.3(D)  $110.9
   Reserve for costs of
     closing or disposing of
     certain manufacturing
     facilities - Note B      2.7         -           -         2.7(E)       -

  Year ended December 31, 1991:
   Allowance for possible
     losses - Note A       $ 66.3    $ 40.6       $ 1.7(C)   $ 27.6(D)  $ 81.0
   Reserve for costs of
     closing or disposing of
     certain manufacturing
     facilities - Note B      2.4         -          .3(C)        -        2.7



  Note A -  Deducted from asset accounts.
  Note B -  Included in other deferred items in the consolidated balance sheets.
  Note C -  Represents recovery of amounts previously written off.
  Note D -  Represents principally reductions in asset values charged off or transferred to claims and uncollectible amounts.
  Note E -  Represents transfer to non-asset related reserves.

                       SCHEDULE IX - SHORT-TERM BORROWINGS

                        GATX CORPORATION AND SUBSIDIARIES
                                  (IN MILLIONS)



        COL. A        COL. B   COL. C      COL. D     COL. E       COL. F


                                          Maximum     Average     Weighted
                              Weighted     Amount     Amount       Average
                     Balance   Average  OutstandingOutstanding   Interest Rate
 CATEGORY OF AGGREGATEat End ofInterest  During the During the   During the
 SHORT-TERM BORROWINGS  Period  Rate       Period   Period (C)   Period (D)

At December 31, 1993:
 Commercial paper (A) $129.7     3.60%    $265.8      $178.8      3.65%
 Other short-term
   borrowings     (B)   96.4     4.23      174.3       103.1      4.29(E)
                      ------

    TOTAL             $226.1
                      ======

At December 31, 1992:
 Commercial paper (A) $189.8     4.07%    $242.5      $190.1      4.36%
 Other short-term
   borrowings     (B)  141.6     4.82      141.6        89.2      5.49(E)
                      ------

    TOTAL             $331.4
                      ======

At December 31, 1991:
 Commercial paper (A) $228.9     6.50%    $228.9      $176.4      6.84%
 Other short-term
   borrowings     (B)   92.8     7.95      126.8        83.9      7.98(E)
                      ------

    TOTAL             $321.7
                      ======

Note A -Commercial paper generally matures within three months from date of issuance with no provision for the extension of its maturity.
Note B -Other short-term borrowings represents primarily borrowings under lines of credit.
Note C -The average amount outstanding during the period was calculated by adding the average monthly balances and dividing by
       12.
Note D -The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term financing outstanding.
Note E -Weighted average interest rate during the period includes interest charges on overdrafts.

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES
                                  (IN MILLIONS)





                   COL. A                           COL. B



                    ITEM                Charged to Costs and Expenses



                                             Year Ended December 31,
                                          1993      1992      1991
Maintenance and repairs                  $103.5    $ 97.3    $ 88.9
                                         =======   =======   =======


Taxes (other than payroll and income taxes):
 Railcars                                $  3.9    $  3.8    $  3.3
 Franchise and miscellaneous                2.7       2.5        .2
 Real estate and personal property         17.7      15.7      14.5
                                         ------    ------    ------

                                         $ 24.3    $ 22.0    $ 18.0
                                         =======   =======   =======






Amounts for royalties, advertising costs, and amortization of intangibles are not presented as such amounts are less than 1% of gross income.