Form 10-K/A
period 1993-12-31
GATX CORP
filed 1994-04-28
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                               -------------------------

                                      Form 10-K/A
                                     Amendment No. 1


               X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1993

                                           OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File Number 1-2328
                                  ----------------------

                                    GATX Corporation

Incorporated in the                          IRS Employer Identification Number
 State of New York                                                  36-1124040
                                 500 West Monroe Street
                              Chicago, Illinois 60661-3676
                                      312/621-6200

               Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class or series                      on which registered
     ----------------------------------                  -----------------------

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

$3.875 Cumulative Convertible Preferred Stock            New York Stock Exchange
                                                         Chicago Stock Exchange

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
                -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----          -----

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

                                       SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        GATX CORPORATION
                                                          (Registrant)



                                                     /S/ Ralph L. O'Hara
                                                     ---------------------
                                                         Ralph L. O'Hara
                                                       Controller & Principal
                                                          Accounting Officer







April 28, 1994