Form 10-Q
period 1994-03-31
GATX CORP
filed 1994-05-10
CIK 40211

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------










                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                 -------------------------


                                         Form 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                           OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarterly Period Ended            Commission File Number
           March 31, 1994                             1-2328



                                     GATX Corporation


       Incorporated in the                    IRS Employer Identification No.
        State of New York                              36-1124040


                                  500 West Monroe Street
                              Chicago, Illinois  60661-3676
                                        312/621-6200


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -----      ------

   Registrant had 19,851,242 shares of common stock outstanding as of April 29, 1994.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                               PART I--FINANCIAL INFORMATION

                                             GATX CORPORATION AND SUBSIDIARIES

                                                       -------------------

                                        CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                           IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                                                        Three Months Ended
                                                                             March 31
                                                                        ------------------
                                                                         1994            1993
                                                                       -------         -------
Gross income..........................................                 $ 260.7         $ 237.1

Costs and expenses
 Operating expenses...................................                   128.5           110.4
 Interest.............................................                    33.1            38.2
 Provision for depreciation and amortization..........                    37.9            35.0
 Provision for possible losses........................                     6.0             4.0
 Selling, general and administrative..................                    28.5            26.6
                                                                       -------         -------
                                                                         234.0           214.2
                                                                       -------         -------

Income before income taxes and equity in
  net earnings of affiliated companies................                    26.7            22.9

Income taxes..........................................                    10.9             9.2
                                                                       -------         -------

Income before equity in net earnings of affiliated
  companies...........................................                    15.8            13.7

Equity in net earnings of affiliated companies........                     4.4             4.9
                                                                       -------         -------

Net income............................................                 $  20.2         $  18.6
                                                                       =======         =======


Per common share:
 Net income...........................................                 $   .84         $   .77
 Net income, assuming full dilution...................                 $   .84         $   .77*
 Dividends declared...................................                    .375             .35


- ----------------------
* Conversion of Preferred Stock is excluded from computation of fully diluted earnings because of antidilutive effects.

Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994.

                                             GATX CORPORATION AND SUBSIDIARIES

                                                      ---------------

                                                CONSOLIDATED BALANCE SHEETS

                                                        IN MILLIONS


ASSETS
                                                               March 31           December 31
                                                                 1994                 1993
                                                             ------------         -----------
                                                              (Unaudited)
Cash and cash equivalents......................                $   12.8            $   26.2

Receivables
 Trade accounts................................                    83.5                88.0
 Finance leases................................                   549.8               537.0
 Secured loans.................................                   257.7               226.1
 Less - Allowance for possible losses..........                  (101.6)              (96.0)
                                                               ---------            --------
                                                                  789.4               755.1


Property, plant and equipment
 Railcars and support facilities...............                 1,785.0             1,735.8
 Tank storage terminals and pipelines..........                 1,042.1             1,014.8
 Great Lakes vessels...........................                   203.5               203.4
 Operating lease investments and other.........                   413.6               351.1
                                                               ---------            --------
                                                                3,444.2             3,305.1

 Less - Allowances for depreciation............                (1,366.8)           (1,342.8)
                                                               ---------            --------
                                                                2,077.4             1,962.3

Investments in affiliated companies............                   330.4               329.1


Other assets...................................                   324.5               319.4
                                                               ---------            --------







TOTAL ASSETS                                                   $3,534.5            $3,392.1
                                                               ========            ========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY
                                                               March 31           December 31
                                                                 1994                 1993
                                                              ----------          -----------
                                                              (Unaudited)
Accounts payable...............................                 $  181.4           $  190.6

Accrued expenses...............................                     51.3               53.0

Debt
 Short-term debt...............................                    374.5              226.1
 Long-term debt................................                  1,438.6            1,446.5
 Capital lease obligations.....................                    263.2              267.3
                                                                 -------            -------
                                                                 2,076.3            1,939.9

Deferred income taxes..........................                    250.9              248.2

Other deferred items...........................                    367.9              370.5
                                                                 -------            -------

         Total liabilities and deferred items                    2,927.8            2,802.2

Shareholders' equity
 Preferred Stock...............................                      3.4                3.4
 Common Stock..................................                     14.1               14.1
 Additional capital............................                    316.9              312.4
 Reinvested earnings...........................                    314.5              305.1
 Cumulative foreign currency
    translation adjustment.....................                      4.9                2.0
                                                                 -------            -------
                                                                   653.8              637.0
 Less - Cost of common shares in treasury......                    (47.1)             (47.1)
                                                                 -------            -------


         Total shareholders' equity                                606.7              589.9
                                                                 -------            -------


TOTAL LIABILITIES, DEFERRED ITEMS
 AND SHAREHOLDERS' EQUITY                                       $3,534.5           $3,392.1
                                                                =========          ========

                                             GATX CORPORATION AND SUBSIDIARIES

                                                      --------------

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                        IN MILLIONS

                                                                                Three Months Ended
                                                                                      March 31
                                                                                --------------------
                                                                                 1994           1993
                                                                               -------        -------

OPERATING ACTIVITIES
- --------------------
Net income                                                                     $  20.2        $  18.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Realized gain on disposition of leased equipment                               (4.8)          (8.9)
   Provision for depreciation and amortization                                    37.9           35.0
   Provision for possible losses                                                   6.0            4.0
   Deferred income taxes                                                           2.0            2.0
Net change in trade receivables, inventories,
 accounts payable and accrued expenses                                            (3.3)           1.7
Other                                                                             (7.3)         (12.0)
                                                                                 -----          -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         50.7           40.4


INVESTING ACTIVITIES
- --------------------
Additions to property, plant and equipment                                       (89.7)         (61.8)
Additions to equipment on lease, net of
 nonrecourse financing                                                           (91.3)         (16.7)
Secured loans extended                                                           (39.6)         (13.0)
Investments in affiliated companies                                                (.4)         (13.1)
                                                                                ------         ------
  Capital additions                                                             (221.0)        (104.6)
Portfolio proceeds:
  From disposition of leased equipment                                            13.2           13.8
  From return of investment                                                       18.3           33.4
                                                                                ------         ------
    Total portfolio proceeds                                                      31.5           47.2
Proceeds from other asset dispositions                                             2.7             .6
                                                                                ------         ------
  NET CASH USED IN INVESTING ACTIVITIES                                         (186.8)         (56.8)

FINANCING ACTIVITIES
- --------------------
Proceeds from issuance of long-term debt                                          21.5           58.3
Repayment of long-term debt                                                      (36.0)         (85.3)
Net increase in short-term debt                                                  148.4           49.4
Repayment of capital lease obligations                                            (4.1)          (3.5)
Issuance of Common Stock under employee benefit programs                           3.6            1.0
Cash dividends                                                                   (10.7)         (10.1)
                                                                                ------         ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      122.7            9.8
                                                                                ------         ------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $ (13.4)       $  (6.6)
                                                                               =======        =======

                         MANAGEMENT'S DISCUSSION OF OPERATIONS

         COMPARISON OF FIRST THREE MONTHS OF 1994 TO FIRST THREE MONTHS OF 1993


GENERAL
- -------

GATX Corporation's net income for the first quarter of 1994 was $20 million or $.84 per common share compared to net income of $19 million or $.77 per common share for the first quarter of 1993. First quarter 1994 net income increased 9% over the first quarter of 1993. Transportation and Terminals reported higher net income due to increased railcar and terminal rental income, partially offset by increased selling, general and administrative costs primarily attributable to higher compensation, training and information systems costs. Increased fee and lease income at Financial Services were more than offset by lower disposition gains and joint venture income and a higher loss provision. American Steamship's results were higher in 1994 primarily reflecting recognition of fixed costs within the 1993 quarter for a vessel that was not expected to operate in 1993. Results were lower at GATX Logistics.

Operating activities provided $51 million of cash flow during the first quarter of 1994, an increase of $10 million from the 1993 first quarter. Net income adjusted for non-cash items generated $61 million of cash, up $11 million from the 1993 quarter. The $4 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds.

Proceeds of $32 million were generated from the portfolio compared to $47 million in the first quarter of 1993. Disposition proceeds of $13 million were slightly lower than last year. Proceeds of $18 million from return of investment decreased $15 million due to lower recovery of lease and loan principal, partially offset by an increase in cash generated from joint ventures.

Capital additions for the quarter totaled $221 million, up $116 million from the 1993 first quarter principally due to increased expenditures at Financial Services. Additions at Financial Services of $132 million, a $90 million increase from last year, included $65 million to acquire a 50% interest in two aircraft on lease to an international carrier and a $25 million loan against the cash flows of a lease portfolio for which Financial Services is providing management services. Transportation invested $56 million in the railcar fleet versus $42 million in last year's first quarter; approximately $4 million was expended on the repair facilities in both quarters. Terminals expended $27 million in the quarter for tank construction and other modifications and improvements compared to $12 million in last year's first quarter. Logistics expended $2 million in the 1994 first quarter, down $3 million from last year. Full year 1994 capital spending is forecasted to approximate $700 million compared to $596 million in 1993. A portion of the 1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit of $276 million at March 31, 1994. During the quarter, General American Transportation Corporation (GATC) filed a $650 million shelf registration for pass through trust certificates and debt securities, none of which has yet been issued. GATX Capital has a $300 million shelf registration for medium-term notes; $20 million was issued during the quarter.

RESULTS OF OPERATIONS
- ----------------------

Following is a discussion of the operating results of GATX's business segments:

- ----------------------------------------------------------------------------------------------
RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

                                           Three Months Ended
(In Millions)                                   March 31
                                           ---------------------
                                             1994          1993                   Change
                                           -------       -------             -----------------
Gross Income                               $  78.0       $  73.5              $ 4.5      6 %


Net Income                                 $  13.2       $  12.4              $  .8       6 %

- ----------------------------------------------------------------------------------------------

Transportation's gross income for the first quarter of 1994 increased 6% from the comparable prior year period due to higher revenues attributable to additional railcars on lease and slightly higher lease rates. Fleet utilization at March 31, 1994 was 93% on a fleet size of 56,400 compared to 92% on a fleet size of 54,900 a year ago. At quarter end, the active fleet totaled 52,600 compared to 50,250 a year ago.

Net income increased 6% from the first quarter of 1993 as higher revenues and slightly lower ownership costs were partially offset by increased fleet repair costs. Ownership costs, consisting of rental expense, depreciation and interest, decreased slightly despite an increased fleet size due to lower interest rates and interest rate swaps which were executed to more closely match the duration of Transportation's debt with the railcar lease terms. Operating margins decreased as the increase in fleet repair costs exceeded the growth in revenues.

FINANCIAL SERVICES
- ----------------------------------------------------------------------------------------------
                                            Three Months Ended
(In Millions)                                    March 31
                                           ---------------------
                                             1994          1993                    Change
                                           -------       --------             ----------------
Gross Income                               $  50.2       $  44.2              $ 6.0       14 %


Net Income                                 $   5.9       $   6.6              $ (.7)     (11)%

- ----------------------------------------------------------------------------------------------

Revenues at Financial Services increased 14% from the comparable prior year quarter primarily due to increased lease and fee income, partially offset by lower disposition gains. Pretax disposition gains, which do not fall evenly period to period, were $4 million for the first quarter of 1994 compared to $9 million for the first quarter of 1993. The increase in lease income was the result of new investment volume, including a railcar sale leaseback transaction acquired during the second quarter of 1993. Fee income increased due to the higher level of equipment remarketing fees generated during the first quarter of 1994.

Net income decreased 11% from the 1993 comparable period principally due to a lower level of joint venture income and an increased provision for losses, partially offset by lower interest expense and the favorable revenue variance. The first quarter loss provision of $6 million was $2 million more than last year's first quarter, bringing the loss reserve at quarter end to $94 million or 6.8% of portfolio investments. Equity in net earnings of affiliated companies decreased $1 million from the comparable 1993 period primarily as no current year income was recognized at one of the technology joint ventures due to revised residual estimates.

TERMINALS AND PIPELINES
- --------------------------------------------------------------------------------------------


                                            Three Months Ended
(In Millions)                                    March 31
                                           ---------------------
                                             1994          1993                   Change
                                           -------       -------           -----------------
Gross Income                               $  72.3       $  69.2            $ 3.1        4 %


Net Income                                 $   7.5       $   7.0            $  .5        7 %

- --------------------------------------------------------------------------------------------

Terminals' 1994 gross income increased 4% reflecting overall strong petroleum activity at a number of its larger facilities and higher throughput. Throughput for the first quarter was 174 million barrels compared to 152 million barrels a year ago. Capacity utilization at Terminals' wholly-owned facilities was 87% compared to 92% at year end and 91% at the end of the first quarter of 1993. Utilization declined as a result of certain tankage being out of service for maintenance and repairs and reduced utilization in the United Kingdom.

Terminals' net income of $7.5 million increased 7% from the 1993 comparable period due to the higher revenues, slightly improved margins and a $.4 million increase in earnings at the foreign affiliates.

GREAT LAKES SHIPPING
- -----------------------------------------------------------------------------------------------
                                            Three Months Ended
(In Millions)                                    March 31
                                            -------------------
                                             1994          1993                   Change
                                           -------       --------          --------------------
Gross Income                               $    .8       $   1.3            $ (.5)        (38)%


Net Income (Loss)                          $    .4       $   (.4)           $  .8         200 %

- -----------------------------------------------------------------------------------------------

American Steamship traditionally does not begin operations until late in the first quarter due to ice conditions on the Great Lakes. Net income of $.4 million was recorded in the 1994 first quarter compared to a net loss of $.4 million in the 1993 first quarter. Net income in the current quarter includes a $.2 million gain recognized on the sale of stock received in 1993 as part of a bankruptcy settlement. The 1993 first quarter loss primarily reflected recognition of fixed costs in that quarter for a vessel that was not expected to operate in 1993. Pricing on the Great Lakes remains very competitive due to continued vessel overcapacity.

LOGISTICS AND WAREHOUSING
- -------------------------------------------------------------------------------------------
                                            Three Months Ended
(In Millions)                                    March 31
                                           ---------------------
                                             1994          1993                  Change
                                           -------       --------          ----------------
Gross Income                               $  59.9       $  50.0            $ 9.9      20 %

Net Loss                                   $   (.7)      $   (.3)           $ (.4)   (133)%
- -------------------------------------------------------------------------------------------

GATX Logistics' gross income of $60 million increased 20% from the 1993 first quarter due to new customers and increased volume. Total warehousing square footage increased 3% over a year ago to 23.3 million square feet. Space utilization was 91% at the end of the 1994 first quarter compared to 94% at year end and 93% a year ago.

Logistics' net loss for the first quarter of 1994 was $.7 million compared to $.3 million for the first quarter of 1993. Despite the increase in gross income, the expense of implementing new business, relocating existing customers, and labor inefficiencies partly attributable to severe weather conditions offset any contributions from the new business. Logistics' contribution margin continues to be under pressure as the competitive environment is limiting operating profits.

                                                PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

GATX has previously reported a number of lawsuits which have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. In addition to those lawsuits, the case of Zamarripa, et al, vs. Southern Pacific Railroad Company, et al, (No. 526684) was filed in November 1993 in the County of San Bernardino. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or results of operations.

The Environmental Protection Agency has issued a Complaint and Compliance Order against Terminals, alleging among other things that its Tampa, Florida facility exceeded the ninety-day limitation on the storage of hazardous materials and failed to implement a hazardous waste analysis plan in violation of the Resources Conservation and Recovery Act and Florida statues. The Complaint seeks injunctive relief and penalties of $341,235. Terminals has admitted certain portions of the Complaint and is vigorously defending the remaining allegations.

Except as reported above and other than as previously reported, neither the Registrant nor any of its subsidiaries is currently a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business, and to the belief of the Registrant, no such proceeding is contemplated.


Item 6.  Exhibits and Reports on Form 8-K.                               Page
- ------------------------------------------                               ----

 (a)  11A    Statement regarding computation of earnings per share.        11


      11B    Statement regarding computation of earnings per share
             (full dilution).                                              12


 (b) No reports on Form 8-K were filed during the reporting period.

                                                        SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       GATX CORPORATION
                                                         (Registrant)




                                                     /s/David M. Edwards
                                                 ----------------------------
                                                        David M. Edwards
                                                   Vice President, Finance and
                                                    Chief Financial Officer
                                                   (Duly Authorized Officer)





Date:  May 10, 1994