Form 10-Q
period 1994-06-30
GATX CORP
filed 1994-08-11
CIK 40211

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                             -----------------------


                                    Form 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarterly Period Ended         Commission File Number
          June 30, 1994                          1-2328



                                GATX Corporation


       Incorporated in the                    IRS Employer Identification No.
        State of New York                              36-1124040


                             500 West Monroe Street
                          Chicago, Illinois  60661-3676
                                  312/621-6200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

  Registrant had 19,859,759 shares of common stock outstanding as of July 29, 1994.



- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                                     PART I--FINANCIAL INFORMATION

                                                   GATX CORPORATION AND SUBSIDIARIES

                                                         -------------------

                                              CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                 IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                                            THREE MONTHS                   SIX MONTHS
                                                                           ENDED JUNE 30                 ENDED JUNE 30
                                                                         ----------------------        --------------------
                                                                           1994           1993           1994           1993
                                                                         ------         ------         ------         ------
Gross income....................................                         $284.4         $289.4         $545.1         $526.5

Costs and expenses
 Operating expenses.............................                          145.8          132.2          274.3          242.6
 Interest.......................................                           37.7           39.0           70.8           77.2
 Provision for depreciation and amortization....                           40.6           37.8           78.5           72.8
 Provision for possible losses..................                            4.1           12.2           10.1           16.2
 Selling, general and administrative............                           31.1           31.7           59.6           58.3
                                                                         ------         ------         ------         ------
                                                                          259.3          252.9          493.3          467.1
                                                                         ------         ------         ------         ------
Income before income taxes and equity in
 net earnings of affiliated companies...........                           25.1           36.5           51.8           59.4

Income taxes....................................                           10.1           14.8           21.0           24.0
                                                                         ------         ------         ------         ------

Income before equity in net earnings
 of affiliated companies........................                           15.0           21.7           30.8           35.4

Equity in net earnings of affiliated companies..                            5.9            4.5           10.3            9.4
                                                                         ------         ------         ------         ------

Net income......................................                         $ 20.9         $ 26.2         $ 41.1         $ 44.8
                                                                         ======         ======         ======         ======

Per common share:
  Net income....................................                         $  .87         $ 1.15         $ 1.71         $ 1.92
  Net income, assuming full dilution............                            .87           1.09           1.70           1.87
  Dividends declared............................                           .375            .35            .75            .70


- ---------------------

  Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994.

                                                   GATX CORPORATION AND SUBSIDIARIES

                                                          ------------------

                                                      CONSOLIDATED BALANCE SHEETS

                                                              IN MILLIONS

ASSETS

                                                                     June 30              December 31
                                                                       1994                   1993
                                                                   -----------           ------------
                                                                    (Unaudited)
Cash and cash equivalents......................                       $   21.4             $   26.2

Receivables
 Trade accounts................................                           92.5                 88.0
 Finance leases................................                          546.8                537.0
 Secured loans.................................                          249.7                226.1
 Less - Allowance for possible losses..........                          (98.9)               (96.0)
                                                                      --------             --------
                                                                         790.1                755.1


Property, plant and equipment
 Railcars and support facilities...............                        1,830.0              1,735.8
 Tank storage terminals and pipelines..........                        1,070.2              1,014.8
 Great Lakes vessels...........................                          203.6                203.4
 Operating lease investments and other.........                          408.0                351.1
                                                                      --------             --------
                                                                       3,511.8              3,305.1

 Less - Allowances for depreciation............                       (1,396.6)            (1,342.8)
                                                                      --------             --------
                                                                       2,115.2              1,962.3

Investments in affiliated companies............                          342.8                329.1


Other assets...................................                          306.4                319.4
                                                                      --------             --------







TOTAL ASSETS                                                          $3,575.9             $3,392.1
                                                                      ========             ========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                                     June 30              December 31
                                                                       1994                   1993
                                                                   ------------           ------------
                                                                    (Unaudited)
Accounts payable...............................                       $  249.9             $  190.6

Accrued expenses...............................                           42.5                 53.0

Debt
 Short-term debt...............................                          333.7                226.1
 Long-term debt................................                        1,487.4              1,446.5
 Capital lease obligations.....................                          261.4                267.3
                                                                      --------             --------
                                                                       2,082.5              1,939.9

Deferred income taxes..........................                          255.0                248.2

Other deferred items...........................                          318.3                370.5
                                                                      --------             --------

         Total liabilities and deferred items                          2,948.2              2,802.2

Shareholders' equity
 Preferred Stock...............................                            3.4                  3.4
 Common Stock..................................                           14.2                 14.1
 Additional capital............................                          317.1                312.4
 Reinvested earnings...........................                          324.7                305.1
 Cumulative foreign currency
    translation adjustment.....................                           15.4                  2.0
                                                                      --------             --------
                                                                         674.8                637.0
 Less - Cost of common shares in treasury......                          (47.1)               (47.1)
                                                                      --------             --------


         Total shareholders' equity                                      627.7                589.9
                                                                      --------             --------


TOTAL LIABILITIES, DEFERRED ITEMS
 AND SHAREHOLDERS' EQUITY                                             $3,575.9             $3,392.1
                                                                      ========             ========

                                                   GATX CORPORATION AND SUBSIDIARIES
                                                              ---------------
                                           STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                              IN MILLIONS
                                                                   Three Months Ended               Six Months Ended
                                                                         June 30                        June 30
                                                                   ------------------------       -----------------------
                                                                     1994            1993           1994            1993
                                                                   --------        --------       --------        --------
OPERATING ACTIVITIES
- --------------------
Net income                                                         $  20.9         $  26.2        $  41.1         $  44.8
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Realized gain on disposition of leased
       equipment                                                      (3.3)          (26.6)          (8.1)          (35.5)
    Provision for depreciation and amortization                       40.6            37.8           78.5            72.8
    Provision for possible losses                                      4.1            12.2           10.1            16.2
    Deferred income taxes (credit)                                      .5            (4.2)           2.5            (2.2)
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                               47.8             8.8           44.5            10.5
Other                                                                (50.1)            (.5)         (57.4)          (12.5)
                                                                   -------         -------        -------         -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         60.5            53.7          111.2            94.1

INVESTING ACTIVITIES
- --------------------
Additions to property, plant and equipment                           (76.9)          (70.0)        (166.6)         (131.8)
Additions to equipment on lease,
  net of nonrecourse financing                                       (14.2)         (131.4)        (105.5)         (148.1)
Secured loans extended                                                (6.1)           (2.7)         (45.7)          (15.7)
Investments in affiliated companies                                    (.4)          (19.6)           (.8)          (32.7)
Progress payments and other                                           (1.0)           (3.2)          (1.0)           (3.2)
                                                                   -------         -------        -------         -------
  Capital additions                                                  (98.6)         (226.9)        (319.6)         (331.5)
Portfolio proceeds:
  From disposition of leased equipment                                11.9            51.2           25.1            65.0
  From return of investment                                           27.2            45.1           45.5            78.5
                                                                   -------         -------        -------         -------
  Total portfolio proceeds                                            39.1            96.3           70.6           143.5
Proceeds from other asset dispositions                                12.0             2.2           14.7             2.8
                                                                   -------         -------        -------         -------
    NET CASH USED IN INVESTING ACTIVITIES                            (47.5)         (128.4)        (234.3)         (185.2)

FINANCING ACTIVITIES
- --------------------
Proceeds from issuance of long-term debt                              92.7           115.5          114.2           173.8
Repayment of long-term debt                                          (43.8)          (13.2)         (79.8)          (98.5)
Net (decrease) increase in short-term debt                           (40.8)          (14.6)         107.6            34.8
Repayment of capital lease obligations                                (1.9)           (1.5)          (6.0)           (5.0)
Issuance of Common Stock under employee
  benefit programs                                                      .2              .7            3.8             1.7
Cash dividends                                                       (10.8)          (10.2)         (21.5)          (20.3)
                                                                   -------         -------        -------         -------
    NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                            (4.4)           76.7          118.3            86.5
                                                                   -------         -------        -------         -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 $   8.6         $   2.0        $  (4.8)        $  (4.6)
                                                                   =======         =======        =======         =======

                        MANAGEMENT'S DISCUSSION OF OPERATIONS

            COMPARISON OF FIRST SIX MONTHS OF 1994 TO FIRST SIX MONTHS OF 1993


GENERAL
- -------

GATX Corporation's net income for the first six months of 1994 was $41 million or $1.71 per common share compared to net income of $45 million or $1.92 per common share for the first six months of 1993.

Financial Services net income decreased as higher lease and fee income and a lower loss provision were more than offset by the lower disposition gains; 1993 included a $16 million pretax gain from an insurance settlement. American Steamship's results decreased in 1994 due to severe ice and weather conditions early in the shipping season and the inclusion of a gain from the sale of a
customer bankruptcy claim in 1993 income.   Results were lower at Logistics due
to continuing margin pressures. Transportation's and Terminals' operating performance improved in 1994 which resulted in higher net income due to increased railcar and terminal rental income, partially offset by higher maintenance expenses at Transportation and increased selling, general and administrative costs.

Operating activities provided $111 million of cash flow during the first six months of 1994, a $17 million increase from the first six months of 1993. Net income adjusted for non-cash items generated $124 million of cash, up $28 million from the first six months of 1993. The $27 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Working capital and Other generated $11
million less cash in 1994.   The increase in working capital and decrease in
other is primarily the result of a reclassification from deferred items to accounts payable; American Airlines has exercised its option to return four DC-10 aircraft in early 1995.

Proceeds of $71 million were generated from the portfolio compared to $144 million in the first six months of 1993. Disposition proceeds of $25 million were $40 million less than the 1993 period which included proceeds received as an insurance settlement for a casualty related to marine equipment and a high level of rail dispositions. Proceeds from return of investment of $46 million decreased $33 million due to lower recovery of lease and loan principal and a reduction in distributions from joint ventures.

Proceeds from other asset dispositions of $15 million increased $12 million primarily due to the sale of an interest in an aircraft on lease which was acquired in the first quarter.

Capital additions of $320 million for the first six months of 1994 decreased $12 million from the comparable 1993 period. Portfolio additions of $152 million were $46 million lower than the first half of 1993 which included an acquired portfolio of rail assets. Capital additions at Transportation included $103 million for railcars and railcar improvements compared to $82 million in 1993; approximately $8 million was expended on the repair facilities in 1994 compared to $12 million in 1993. Terminals invested $52 million in tank construction, other modifications and improvements, and the acquisition of two additional terminal facilities compared to $31 million in 1993. Logistics expended $4 million for equipment additions, down $3 million from last year. Full year 1994 capital spending is forecasted to be approximately $675 million compared to $596 million in 1993. A portion of the

1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit totaling $326 million at
June 30, 1994.   General American Transportation Corporation (GATC) has a $650
million shelf registration for pass through trust certificates and debt securities, under which $50 million of medium-term notes have been issued.
These notes were issued during the second quarter to repay long-term debt and fund capital additions. GATX Capital has a $300 million shelf registration, under which $55 million of medium-term notes have been issued. During the quarter, GATX Capital issued $35 million of medium-term notes to repay long-term debt and reduce outstanding commercial paper.

RESULTS OF OPERATIONS
- ---------------------

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

- ----------------------------------------------------------------------------------------------------
                                                Six Months Ended
(In Millions)                                       June 30
                                               ---------------------
                                                 1994            1993                     Change
                                               --------        --------             ----------------
Gross Income                                   $ 158.0         $ 148.5                $ 9.5       6 %

Net Income                                     $  26.7         $  25.7                $ 1.0       4 %

- ---------------------------------------------------------------------------------------------------

Transportation's gross income of $158 million for the first half of 1994 increased 6% from the comparable prior year period. The improvement resulted from 3,200 additional cars on lease and slightly higher lease rates. At quarter end, the active fleet totaled 53,450 railcars compared to 50,250 cars on lease a
year ago.   Fleet utilization at June 30, 1994 was 94% on a total fleet size of
57,000 compared to 91% on a fleet size of 55,200 a year ago.

Net income increased 4% from the first half of 1993 reflecting the higher revenues. Operating margins decreased slightly as the higher revenues were somewhat offset by increased maintenance expenses. Ownership costs, consisting of rental expense, depreciation and interest, increased at a lower rate than the increase in revenues.

FINANCIAL SERVICES

- ------------------------------------------------------------------------------------------------------
                                                 Six Months Ended
(In Millions)                                        June 30
                                               -----------------------
                                                 1994            1993                      Change
                                               --------        --------             ------------------
Gross Income                                   $  98.1         $ 106.9                $(8.8)      (8)%

Net Income                                     $  11.5         $  16.3                $(4.8)     (29)%
- ------------------------------------------------------------------------------------------------------

Financial Services' gross income of $98 million decreased $9 million from the first half of 1993 principally due to lower disposition gains. Disposition gains do not fall evenly period to period and are generated primarily from the sale of equipment at scheduled lease termination dates. The 1993 second quarter included a $16 million pretax gain from an insurance settlement related to marine equipment. Partially offsetting the lower disposition gains were increases in lease, interest and fee income. The increase in lease income was the result of new investment volume. Interest income increased between years as a result of higher interest rates and new loan volume. Fee income increased mainly due to a large residual remarketing fee recorded in 1994.

Net income decreased $5 million from the first half of 1993 primarily due to the lower level of disposition gains. The provision for possible losses of $10 million was $6 million lower than the 1993 year-to-date provision. The loss reserve was $91 million or 6.8% of total investments at June 30, 1994 compared to $109 million or 7.5% of total investments at June 30, 1993.

TERMINALS AND PIPELINES
- -------------------------------------------------------------------------------------------------------
                                                 Six Months Ended
(In Millions)                                        June 30
                                               --------------------
                                                 1994            1993                     Change
                                               --------        --------             ------------------
Gross Income                                   $ 143.9         $ 137.1              $ 6.8        5 %

Net Income                                     $  15.1         $  14.0              $ 1.1        8 %
- ------------------------------------------------------------------------------------------------------

Terminals' gross income increased 5% from the first six months of 1993. Overall strong demand for storage tankage as well as increased throughput volumes at GATX's pipeline systems and large terminals were the primary reasons for the improvement. Throughput for the first six months of 1994 was 342 million barrels compared to 305 million barrels a year ago. Capacity utilization at Terminals' wholly-owned facilities was 90% at the end of the second quarter of 1994, down one percent from a year ago.

Terminals' net income of $15 million increased 8% over 1993. A slightly improved operating margin was partially offset by higher selling, general and administrative costs primarily attributable to higher compensation, training and information systems costs. Earnings at the foreign affiliates increased $1.5 million due to strong demand at the Belgium and Singapore terminals; the Singapore terminals also benefitted from infrastructure growth.

GREAT LAKES SHIPPING
- --------------------------------------------------------------------------------------------------------
                                                 Six Months Ended
(In Millions)                                        June 30
                                               ---------------------
                                                 1994            1993                     Change
                                               --------        --------             --------------------
Gross Income                                   $  25.5         $  30.6              $(5.1)         (17)%

Net Income                                     $   1.5         $   3.3              $(1.8)         (55)%
- --------------------------------------------------------------------------------------------------------

American Steamship Company's gross income for the first half of 1994 decreased $5 million from the prior year period. The 1993 gross income included the sale of a bankruptcy claim which generated a pretax gain of $2 million in the second quarter. Revenue in 1994 decreased as a result of the severe ice and weather conditions on the Great Lakes which impeded efficient vessel operations well into the second quarter. Tonnage carried in the first six months of 1994 was
8.2 million tons compared to 8.8 million tons in the first six months of 1993.

Net income decreased $2 million from the first six months of 1993 primarily reflecting the 1993 sale of the bankruptcy claim and fewer vessel operating days in 1994. Also, margins decreased as the severe weather conditions impeded efficient vessel operations.

LOGISTICS AND WAREHOUSING
- ------------------------------------------------------------------------------------------------------
                                                 Six Months Ended
(In Millions)                                        June 30
                                               ---------------------
                                                 1994            1993                    Change
                                               --------        --------             -----------------
Gross Income                                   $ 121.2         $ 105.5              $15.7      15 %

Net Loss                                       $   (.8)        $   (.4)             $ (.4)   (100)%
- ------------------------------------------------------------------------------------------------------

GATX Logistics' gross income of $121 million increased 15% from the first six months of 1993 due to new customers and increased volume. Total warehousing square footage increased slightly to 22.9 million square feet. Space utilization was 93% at the end of the second quarter of 1994, down one percent from a year ago.

Logistics' net loss for the first six months of 1994 was $.8 million compared to a loss of $.4 million for the first six months of 1993. Despite the increase in gross income, the expense of implementing new business, relocating existing customers, and labor inefficiencies offset contributions from new business. Logistics' contribution margin continues to be under pressure as the competitive environment is limiting operating profits.

                                           COMPARISON OF SECOND QUARTER 1994 TO
                                                    SECOND QUARTER 1993


GENERAL
- -------

For the second quarter of 1994, net income was $21 million or $.87 per share as compared to $26 million or $1.15 per share for the second quarter of 1993.

GROSS INCOME
- ------------

- --------------------------------------------------------------------------------------------------------
(In Millions)                                  Three Months Ended
                                                     June 30
                                              ------------------------
     Business Segment                           1994             1993                   Change
- -----------------------                       --------         --------            ---------------------
Railcar Leasing and
 Management                                   $  80.0          $  75.0             $  5.0            7 %
Financial Services                               47.9             62.7              (14.8)         (24)
Terminals and Pipelines                          71.6             67.9                3.7            5
Great Lakes Shipping                             24.7             29.3               (4.6)         (16)
Logistics and Warehousing                        61.3             55.5                5.8           10
- --------------------------------------------------------------------------------------------------------



NET INCOME
- ----------

- --------------------------------------------------------------------------------------------------------
(In Millions)                                  Three Months Ended
                                                     June 30
                                              -------------------------
     Business Segment                           1994             1993                  Change
- ---------------------                         --------         --------            --------------------
Railcar Leasing and
 Management                                   $  13.5          $  13.3             $  .2            2 %
Financial Services                                5.6              9.7              (4.1)         (42)
Terminals and Pipelines                           7.6              7.0                .6            9
Great Lakes Shipping                              1.1              3.7              (2.6)         (70)
Logistics and Warehousing                         (.1)             (.1)                -            -
- -------------------------------------------------------------------------------------------------------


Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as previously discussed in relation to the six-month periods.

                                                   PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------

GATX has previously reported various lawsuits seeking damages arising out of the May 1989 explosion in San Bernardino, California. Of those suits, the following have now been settled: Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464) and settled May 1994; Reese, et al, v. Southern Pacific, et al, filed May 1990 (No. 256434) and settled April 1994; and Nancy Washington, et al, v. Southern Pacific, et al, filed May 1990 (No. 256435) and settled March 1994. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

      (a)   GATX's Annual Meeting of Stockholders was held on April 22, 1994.

      (c)   Matters voted upon at the meeting were:

                                                                  Number of Shares Voted
                                                               ----------------------------------
                                                                   For                 Withheld
                                                               ------------          ------------
            1. Election of Directors

               James J. Glasser                                21,142,093                  47,300
               Weston R. Christopherson*                       21,142,515                  46,878
               Franklin A. Cole                                21,140,538                  48,855
               James W. Cozad                                  21,137,883                  51,510
               Robert J. Day                                   21,127,535                  61,858
               James L. Dutt                                   21,122,575                  66,818
               Deborah M. Fretz                                21,125,645                  63,748
               Richard A. Giesen                               21,129,997                  59,396
               Charles Marshall                                21,141,600                  47,793
               Michael E. Murphy                               21,142,515                  46,878

               * Deceased May 1994.

            2. Ratification of appointment
               of Ernst & Young as                       21,101,633 For
               independent public                            24,720 Against
               auditors for Fiscal 1994.                     27,470 Abstentions

            There were no broker non-votes with respect to the election of directors or the appointment of independent public auditors.

Item 5.  Other Information
- --------------------------

Following a Board of Directors meeting held July 29, 1994, GATX Corporation announced that effective September 1, 1994 Ronald H. Zech has been elected President, Chief Operating Officer and a director of GATX Corporation and Joseph
C. Lane has been elected President, GATX Capital Corporation. Ronald Zech, 50, joined GATX Capital in 1977 and has been its president since 1985. The five operating companies of GATX will report to him. Joseph C. Lane, 41, joined GATX Capital in 1978 and was elected Executive Vice President in 1988. At GATX Capital, he held a variety of marketing and executive positions.

GATX also announced that William C. Foote, President and Chief Operating Officer of USG Corporation, was elected to the Board of Directors of GATX.


Item 6.  Exhibits and Reports on Form 8-K.                               Page
- ------------------------------------------                               ----

 (a)  11A    Statement regarding computation of earnings per share.        13


      11B    Statement regarding computation of earnings per share
             (full dilution).                                              14

      27 Financial Data Schedule for GATX Corporation submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

 (b)         GATX filed a Current Report on Form 8-K dated
             May 19, 1994, with respect to the redemption of Rights issued pursuant to the Rights Agreement dated as of May 15, 1986, and amended and restated as of June 2, 1989.

                                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      GATX CORPORATION
                                                        (Registrant)




                                                    /s/David M. Edwards

                                                -----------------------------
                                                       David M. Edwards
                                                  Vice President, Finance and
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)





Date:  August 11, 1994