Form 10-Q
period 1994-09-30
GATX CORP
filed 1994-11-10
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    Form 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                        Commission File
  September 30, 1994                                   Number 1-2328



                                GATX CORPORATION


       Incorporated in the                    IRS Employer Identification No.
        State of New York                              36-1124040

                             500 West Monroe Street
                          Chicago, Illinois  60661-3676
                                 (312) 621-6200


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----        ------

   Registrant had 19,870,639 shares of common stock outstanding as of October 28, 1994.

                          PART I--FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                    IN MILLIONS, EXCEPT PER SHARE AMOUNTS
                                                            Three           Nine
                                                        Months Ended     Months Ended
                                                        September 30     September 30
                                                        1994    1993     1994   1993
                                                       ------  ------   ------  ------
  Gross income.....................................    $298.9  $279.9   $844.0  $806.4

  Costs and expenses
   Operating expenses.............................      149.8   138.5    424.1   381.1
   Interest.......................................       38.7    38.7    109.5   115.9
   Provision for depreciation and amortization....       42.4    40.1    120.9   112.9
   Provision for possible losses..................        5.2     8.1     15.3    24.3
   Selling, general and administrative............       31.7    31.4     91.3    89.7
                                                       ------  ------   ------  ------
                                                        267.8   256.8    761.1   723.9
                                                       ------  ------   ------  ------
  Income before income taxes and equity in
   net earnings of affiliated companies...........       31.1    23.1     82.9    82.5
  Income taxes ....................................      12.2    17.4     33.2    41.4
                                                       ------  ------   ------  ------

  Income before equity in net earnings
    of affiliated companies .......................      18.9     5.7     49.7    41.1

  Equity in net earnings of affiliated companies...       6.4     6.0     16.7    15.4
                                                       ------  ------   ------  ------

  Net income ......................................    $ 25.3   $11.7   $ 66.4  $ 56.5
                                                       ======  ======   ======  ======

  Per common share:
   Net income ....................................     $ 1.09   $ .42   $ 2.80  $ 2.34
   Net income, assuming full dilution.............       1.04     .42*    2.75    2.34*
   Dividends declared.............................       .375     .35    1.125    1.05

  * Conversion of Preferred Stock is excluded from computation of fully diluted earnings per share because of antidilutive effects.

   Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.  All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods.  Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994.  Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   IN MILLIONS


ASSETS
                                                    September 30  December 31
                                                        1994          1993
                                                    (Unaudited)
Cash and cash equivalents......................     $    32.8     $    26.2


Receivables
 Trade accounts...............................           92.8         88.0
 Finance leases...............................          531.6        537.0
 Secured loans................................          219.1        226.1
 Less - Allowance for possible losses.........         (104.1)       (96.0)
                                                       -------       ------
                                                        739.4        755.1


Property, plant and equipment
 Railcars and support facilities..............        1,773.3      1,735.8
 Tank storage terminals and pipelines.........        1,099.6      1,014.8
 Great Lakes vessels..........................          203.4        203.4
 Operating lease investments and other........          405.2        351.1
                                                      -------       ------
                                                      3,481.5      3,305.1

 Less - Allowances for depreciation...........       (1,425.4)    (1,342.8)
                                                    ----------    ----------
                                                      2,056.1      1,962.3





Investments in affiliated companies............         344.5        329.1


Other assets...................................         302.8        319.4
                                                       -------       ------








TOTAL ASSETS                                        $ 3,475.6     $ 3,392.1
                                                    ==========    ==========




LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY
                                                   September 30  December 31
                                                      1994          1993
                                                  (Unaudited)
Accounts payable............................... $   232.6       $   190.6


Accrued expenses...............................      50.3            53.0


Debt
 Short-term debt..............................      229.6           226.1
 Long-term debt...............................    1,482.9         1,446.5
 Capital lease obligations....................      256.2           267.3
                                                  -------          ------
                                                  1,968.7         1,939.9


Deferred income taxes..........................     260.4           248.2


Other deferred items...........................     317.4           370.5
                                                   -------         ------

          Total liabilities and deferred items    2,829.4         2,802.2


Shareholders' equity
 Preferred Stock..............................        3.4             3.4
 Common Stock.................................       14.2            14.1
 Additional capital...........................      317.3           312.4
 Reinvested earnings..........................      339.1           305.1
 Cumulative foreign currency
  translation adjustment......................       19.3             2.0
                                                  -------          ------
                                                    693.3           637.0
 Less - Cost of common shares in treasury.....      (47.1)          (47.1)
                                                  -------          ------

         Total shareholders' equity                 646.2           589.9
                                                  -------          ------


TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY                      $ 3,475.6       $ 3,392.1
                                                ==========      ========

                      GATX CORPORATION AND SUBSIDIARIES

              STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                 IN MILLIONS

                                                Three Months Ended    Nine Months Ended
                                                   September 30          September 30
                                                 1994     1993         1994     1993
                                               -------- --------     -------- --------
OPERATING ACTIVITIES
Net income                                     $  25.3  $  11.7      $  66.4  $  56.5
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Realized gain on disposition of leased
    equipment                                     (4.3)    (7.8)       (12.4)   (43.3)
  Provision for depreciation and amortization     42.4     40.1        120.9    112.9
  Provision for possible losses                    5.2      8.1         15.3     24.3
  Deferred income taxes                            5.4     10.5          7.9      8.3
Net change in trade receivables, inventories,
  accounts payable and accrued expenses           (6.1)     2.1         38.4     12.6
Other                                             (6.7)    (4.9)       (64.1)   (17.4)
                                                -------  --------     --------  --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES        61.2     59.8        172.4    153.9

INVESTING ACTIVITIES
Additions to property, plant and equipment      (111.1)   (91.9)      (277.7)  (223.7)
Additions to equipment on lease,
  net of nonrecourse financing                   (23.5)   (12.7)      (129.0)  (160.8)
Secured loans extended                            (9.6)    (8.3)       (55.3)   (24.0)
Investments in affiliated companies                (.3)    (9.7)        (1.1)   (42.4)
Progress payments and other                          -        -         (1.0)    (3.2)
                                                 -------  -------     --------  --------
 Capital additions                              (144.5)  (122.6)      (464.1)  (454.1)
Portfolio proceeds:
 From disposition of leased equipment             17.5     15.9         42.6     80.9
 From return of investment                        54.4     37.1         99.9    115.6
                                                 ------- -------     -------- --------
   Total portfolio proceeds                       71.9     53.0        142.5    196.5
Proceeds from other asset dispositions           131.4    238.4        146.1    241.2
                                                ------- --------     -------- --------
 NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                          58.8    168.8       (175.5)  (16.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt          25.0     21.2        139.2   195.0
Repayment of long-term debt                      (13.8)   (13.4)       (93.6) (111.9)
Net (decrease) increase in short-term debt      (104.1)  (214.3)         3.5  (179.5)
Repayment of capital lease obligations            (5.0)    (8.7)       (11.0)  (13.7)
Issuance of Common Stock under employee
  benefit programs                                  .1      1.9          3.9     3.6
Cash dividends                                   (10.8)   (10.2)       (32.3)  (30.5)
                                               -------- --------     -------- --------
  NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                         (108.6)  (223.5)         9.7  (137.0)
                                               -------- --------     -------- --------


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                             $  11.4  $   5.1      $   6.6  $   .5
                                               =======  ========     =======  =======

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                    COMPARISON OF FIRST NINE MONTHS OF 1994
                          TO FIRST NINE MONTHS OF 1993


GENERAL

GATX Corporation's net income for the first nine months of 1994 was $66 million or $2.80 per common share compared to net income of $57 million or $2.34 per
common share for the first nine months of 1993.   As a result of federal tax
legislation enacted in the third quarter of 1993 which increased the federal income tax rate from 34% to 35% retroactively to January 1, 1993, net income for 1993 included an increase in income tax expense of $7 million or $.37 per common share for the cumulative increase in deferred income taxes.

Improved operating performance at Transportation due to 3,000 more railcars on lease and at Terminals due to increased utilization and throughput resulted in higher net income. Financial Services net income decreased as higher lease, interest and fee income and a lower loss provision were more than offset by the lower disposition gains; 1993 included a $17 million pretax gain from an insurance settlement related to marine equipment. American Steamship's results decreased in 1994 due to severe ice and weather conditions early in the shipping season and the inclusion in 1993 income of a gain from the sale of a customer bankruptcy claim. Results were lower at Logistics due to continuing margin pressures.

Operating activities provided $172 million of cash flow during the first nine months of 1994, an $18 million increase over the first nine months of 1993. Net income adjusted for non-cash items generated $198 million, up $39 million from the first nine months of 1993. The $31 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. The increase in working capital and decrease in other is primarily the result of a reclassification from deferred items to accounts payable; American Airlines has exercised its option to return four DC-10 aircraft in early 1995.

Proceeds of $143 million were generated from the portfolio compared to $196 million in the first nine months of 1994. Disposition proceeds of $43 million were $38 million less than the 1993 period which included an insurance settlement for a casualty related to marine equipment and a high level of rail dispositions. Proceeds from return of investment of $100 million decreased $16 million due to less recovery of lease principal and a lower level of distributions from joint ventures, partially offset by increased secured loan repayments. Net cash proceeds from other asset dispositions in 1994 of $146 million consisted of the proceeds received from the sale leaseback of railcars at Transportation and the proceeds received from the sale of an interest in an aircraft on lease which was acquired in the first quarter; the 1993 period primarily consisted of the proceeds received from the sale leaseback of railcars at Transportation and the sale leaseback of a rail equipment portfolio acquired by Financial Services.

Capital additions in the first nine months of 1994 totaled $464 million compared to $454 million in the comparable 1993 period. Capital additions at Transportation included $179 million for railcars and railcar improvements compared to $142 million in 1993; approximately $12 million was expended on the upgrade to the repair facilities in 1994 compared to $18 million in 1993. Terminals invested $80 million in tank construction, other modifications and improvements, and the acquisition of two additional terminal facilities in 1994; $51 million was expended in the 1993 period. Portfolio additions of $185 million were $44 million lower than the first nine months of 1993 which included an acquired portfolio of rail assets. Logistics expended $6 million for equipment additions, down $4 million from last year. GATX's full year 1994 capital spending is forecasted to be approximately $700 million compared to $596 million in 1993. A portion of the 1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available financing sources.

GATX had available unused committed lines of credit totaling $384 million at September 30, 1994. General American Transportation Corporation (GATC) has a $650 million shelf registration for debt securities and pass through trust certificates, under which $75 million of medium-term notes and $93 million of pass through trust certificates have been issued. During the quarter, GATC issued $25 million of medium-term notes and completed a sale leaseback of GATC
railcars for $130 million, $93 million of which was the debt portion.   GATX
Capital has a $300 million shelf registration, under which $55 million of
medium-term notes have been issued.   GATX Capital did not issue any medium-term
notes during the quarter.


RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:


RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)


                               Nine Months Ended
(In Millions)                    September 30
                               1994        1993         Change

Gross Income                  $238.8    $224.7    $14.1        6%


Net Income                    $ 40.7    $ 34.8    $ 5.9       17%


Transportation's gross income of $239 million for the first nine months of 1994 increased 6% from the comparable prior year period. The improvement resulted from 3,000 additional railcars on lease and slightly higher overall lease rates. At quarter end, the active fleet totaled 54,500 railcars compared to 51,500 railcars on lease a year ago. Fleet utilization at September 30, 1994 was 93% compared to 92% a year ago.

Net income of $41 million increased $6 million from the first nine months of 1993 which included a $4 million increase in the deferred tax provision as a result of the increase in the federal income tax rate. Income before the tax rate change was $39 million in 1993; on this more comparable basis, earnings increased 4% over 1993. Increased rental income was partially offset by increased fleet repair costs, ownership costs and lower investment earnings. Operating margins decreased slightly due to the impact of increased fleet repair costs.

FINANCIAL SERVICES

                              Nine Months Ended
(In Millions)                    September 30
                               1994      1993           Change
Gross Income                  $150.5    $157.8    $(7.3)     (5)%


Net Income                    $ 18.1    $ 19.3    $(1.2)     (6)%

Financial Services' year-to-date gross income decreased $7 million from the first nine months of 1993 principally due to lower disposition gains. Disposition gains do not fall evenly period to period and are generated primarily from the sale of equipment at scheduled lease termination dates.
Gross income in 1993 included a $17 million pretax gain from an insurance settlement related to marine equipment. Partially offsetting the lower disposition gains were increases in lease, interest and fee income. The increase in lease income was the result of new operating lease investment volume. Interest income increased between years as a result of higher interest rates and the early payoff of a loan in the third quarter of 1994 which generated a $1 million prepayment premium. Fee income increased mainly due to a large residual remarketing fee recorded in 1994.

Net income of $18 million decreased $1 million from the comparable 1993 period. Net income in 1993 was reduced $2 million for the increase in the federal income tax rate; on this more comparative basis, earnings decreased 13% from 1993 primarily due to the lower level of disposition gains partially offset by a lower provision for losses. The increase in lease income was partially offset
by increased operating lease expenses.   The provision for possible losses of
$15 million decreased $9 million from the 1993 period. The loss reserve at September 30, 1994 was $96 million or 7.5% of total investments compared to $107 million or 8.1% of total investments at September 30, 1993.

TERMINALS AND PIPELINES (TERMINALS)

                              Nine Months Ended
(In Millions)                    September 30
                               1994      1993           Change
Gross Income                  $220.3    $206.9    $13.4        6%


Net Income                    $ 23.3    $ 18.8    $ 4.5       24%

Terminals' gross income increased 6% from the first nine months of 1993 reflecting continuing strong demand at the pipeline operations, increased chemical tanks and services at several terminals, and strong activity at domestic petroleum terminals. Capacity utilization at Terminals' wholly-owned facilities was 94 percent at the end of the third quarter compared to 92 percent a year ago. Throughput for the nine months was 513 million barrels compared to 461 million barrels a year ago reflecting the overall improvement in the U.S. economy.

Net income of $23 million increased $4 million from the first nine months of 1993; $2 million of this increase was due to a higher provision for deferred taxes in 1993 as a result of the increase in the tax rate. Income in 1993 before the tax rate change was $21 million; on this more comparable basis, earnings increased 10% over 1993. A slightly improved operating margin was partially offset by higher selling, general and administrative costs primarily attributable to higher compensation, training and information systems costs. Equity in net earnings of the foreign affiliates increased $1.5 million due to strong demand at the Belgium and Singapore terminals; the Singapore terminals also benefitted from infrastructure growth.

GREAT LAKES SHIPPING

                              Nine Months Ended
(In Millions)                    September 30
                               1994      1993           Change
Gross Income                  $ 54.2    $ 57.1    $(2.9)     (5)%


Net Income                    $  3.6    $  5.3    $(1.7)    (32)%

American Steamship Company's gross income for the first nine months of 1994 decreased $3 million from the prior year period. Gross income in 1993 included the sale of a bankruptcy claim which generated a pretax gain of $2 million. Tonnage carried in the first nine months of 1994 was 17.2 million tons compared to 16.8 million tons in the first nine months of 1993; however, on a per ton basis, freight revenue decreased 5% from last year as a result of competitive rate pressures and a shift in commodity mix.

Net income decreased $2 million from the first nine months of 1994 as a result of the lower gross income and a reduced contribution margin. Margins also were hurt by the severe weather conditions which impeded efficient vessel operations at the commencement of the sailing season.

LOGISTICS AND WAREHOUSING

                              Nine Months Ended
(In Millions)                    September 30
                               1994      1993           Change
Gross Income                  $182.8    $163.7    $19.1       12%


Net  Loss                     $  (.9)   $    -    $ (.9)       -%


GATX Logistics' gross income increased 12% from the first nine months of 1993 due to new customers and increased volume. Total warehousing square footage increased to 23.5 million square feet compared to 22.3 million square feet a year ago. Space utilization was 93% at the end of the third quarter of 1994 compared to 91% at September 30, 1993.

Logistics' net loss for the first nine months of 1994 was $.9 million compared to a breakeven level in the comparable 1993 period. Despite the increase in gross income, the expense of implementing new business, relocating existing customers, and labor inefficiencies offset contributions from new business. Logistics' contribution margin continues to be under pressure as the competitive environment is limiting operating profits.

FEDERAL TAX RATE CHANGE IN 1993

Following is a table showing the effect of the federal tax legislation which increased the federal income tax rate from 34% to 35% retroactively affecting all of 1993.




                                     Net              Income (Loss)  Tax          Net
                                     Income           Before Tax     Rate         Income
                                     (Loss)           Rate Change    Change(A)    (Loss)

- --------------------------------------------------------------------------------------------
In Millions, Except Per Share Data
Nine Months Ended September 30      ---1994----       ---------------1993----------

Railcar Leasing and Management      $  40.7          $ 39.1         $ (4.3)     $ 34.8
Financial Services                     18.1            20.9           (1.6)       19.3
Terminals and Pipelines                23.3            21.2           (2.4)       18.8
Great Lakes Shipping                    3.6             5.3              -         5.3
Logistics and Warehousing               (.9)              -              -           -

- --------------------------------------------------------------------------------------------
Subtotal                               84.8            86.5           (8.3)       78.2
Corporate and Other                   (18.4)          (22.6)            .9       (21.7)

- --------------------------------------------------------------------------------------------
Total Consolidated Amounts          $  66.4          $ 63.9         $ (7.4)     $ 56.5

============================================================================================

Income Per Common Share             $  2.80          $ 2.71         $ (.37)     $ 2.34


===========================================================================================


(A) Effect of tax rate change on pre-1993 deferred taxes

                       COMPARISON OF THIRD QUARTER 1994 TO
                               THIRD QUARTER 1993



GENERAL

For the third quarter of 1994, net income was $25 million or $1.09 per share as compared to net income of $12 million or $.42 per share for the third quarter of 1993.

GROSS INCOME

(In Millions)                       Three Months Ended
                                       September 30
        Business Segment              1994      1993            Change
Railcar Leasing and Management      $  80.8   $  76.2       $4.6          6%
Financial Services                     52.4      50.9        1.5          3
Terminals and Pipelines                76.4      69.8        6.6          9
Great Lakes Shipping                   28.7      26.5        2.2          8
Logistics and Warehousing              61.6      58.2        3.4          6



NET INCOME (LOSS)

(In Millions)                         Three Months Ended
                                        September 30
        Business Segment               1994      1993             Change
Railcar Leasing and Management      $  14.0   $   9.1       $4.9         54%
Financial Services                      6.6       3.0        3.6        120
Terminals and Pipelines                 8.2       4.8        3.4         71
Great Lakes Shipping                    2.1       2.0         .1          5
Logistics and Warehousing               (.1)       .4        (.5)      (125)


Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as previously discussed in relation to the nine-month periods. As a result of the 1993 federal tax legislation, net income for the third quarter of 1993 includes a $7 million charge for the increase in deferred income taxes resulting from the change in the tax rate.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

GATX has previously reported various lawsuits seeking damages arising out of the May 1989 explosion in San Bernardino, California. Of those suits, Goldie, et al, v. Southern Pacific, et al, filed May 1990 in the County of San Bernardino was settled in July 1994. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or results of operations.

In the previously reported case of Searls v. Glasser, et al, filed in the U.S. District Court for the Northern District of Illinois, the court has granted the defendants' motion for summary judgement. The plaintiff has filed a notice of appeal from that judgement. GATX continues to believe that it has a strong defense and the case is without merit.


Item 6.  Exhibits and Reports on Form 8-K.                               Page

(a) 11A Statement regarding computation of per share earnings.           14

    11B Statement regarding computation of per share earnings
        (full dilution).                                                 15

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

                                         GATX CORPORATION
                                           (Registrant)



                                         /s/David M. Edwards
                                   --------------------------------
                                            David M. Edwards
                                        Vice President, Finance
                                      and Chief Financial Officer
                                       (Duly Authorized Officer)

Date:  November 10, 1994