Form 10-K
period 1994-12-31
GATX CORP
filed 1995-03-22
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K

      X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

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
                             -------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       ------

     As of March 10, 1995, 19,935,798 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 10, 1995 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $899.6 million.

                      Documents Incorporated by Reference

     Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 15, 1995 are incorporated by reference into Part III.

PART I


Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; own and operate tank storage terminals, pipelines and related facilities; provide equipment and capital asset financing and related services; engage in Great Lakes shipping; and provide distribution and logistics support services, warehousing facilities, and related real estate services. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994 on page 29 and pages 34 through 37, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                         Railcar Leasing and Management

The Railcar Leasing and Management segment (Transportation) is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1994, its fleet consisted of approximately 59,800 railcars, including 50,700 tank cars and 9,100 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older, smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:

                                             Year Ended December 31,
                                     1994    1993    1992    1991    1990
                                     ----    ----    ----    ----    ----
Tank car fleet capacity
  (in millions of gallons)          1,090   1,024     993     977     964

Number of cars added to fleet       4,900   3,000   1,600   1,500   1,700

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1994, approximately 54% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 7% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies.
No single customer accounts for more than 5% of total railcar leasing revenue.

Transportation typically leases new equipment to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1994 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of service centers consisting of four major service centers and 24 mobile trucks in 17 locations. Transportation also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 193,000 tank cars owned and leased in the United States at December 31, 1994, Transportation had approximately 50,700. Principal competitive factors include price, service and availability.

                            Terminals and Pipelines

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals are also linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals owns and operates 25 terminals in 11 states, two pipeline systems, and eight terminals in the United Kingdom; Terminals also has joint venture interests in 13 international facilities.

As of December 31, 1994, Terminals had a total storage capacity of 76 million barrels. This includes 57 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 100,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly-owned facilities was 94% at the end of 1994; throughput for the year was 671 million barrels.

For 1994, 76% of Terminals' revenue was derived from petroleum products and 21% from a variety of chemical products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, and the expansion of its customers into new geographical markets.

Terminals serves approximately 300 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 6% of Terminals' revenue. Customer service contracts are both short term and long term.

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

The financial services industry is both crowded and efficient. GATX Capital is one of the larger non-bank capital services companies. GATX Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease underwriters and brokers, investment bankers, and also with the manufacturers of equipment. Financing companies compete on the basis of service and effective rates.

GATX Capital participates in selected areas where it believes the application of its strengths can result in above-market returns in exchange for assuming appropriate levels of risk. GATX Capital has developed a portfolio of assets diversified across industries and equipment classifications, the largest of which include air and rail. At December 31, 1994, GATX Capital had approximately 650 financing contracts with 450 customers, aggregating $1.3 billion of investments before reserves. Of this amount, 46% consisted of investments associated with commercial jet aircraft, 17% railroad equipment,
 8% warehouse and production equipment, 8% marine equipment, 6% golf courses, 4% real estate, and 11% other equipment.

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

In 1994, ASC carried 26.3 million tons of cargo. The primary materials ASC transported were iron ore, coal and limestone aggregates. Other commodities transported include sand, salt, potash, gypsum, grain, marble chips, and slag. ASC's revenue source by industry served during 1994 was 47% steel, 27% power generation, 18% construction and 8% other. No single customer accounts for more than 24% of ASC's revenue.

ASC competes with three other U.S. flag Great Lakes commercial fleets, which include USS Great Lakes Fleet, Inc., Columbia Transportation, and Interlake Steamship, and with all steel companies which operate captive fleets. Great Lakes shipping is the only major activity of GATX which consumes substantial quantities of petroleum products; fuel for these operations is presently in adequate supply. Competition is based primarily on service and price. ASC is headquartered in Buffalo, New York, with one regional office.

                           Logistics and Warehousing

GATX Logistics, Inc. (Logistics) is one of the largest third-party providers in the United States of distribution and logistics support services, warehousing facilities, and related real estate services. Logistics operates 113 facilities covering approximately 23 million square feet of warehousing space in North America with utilization of 92 percent at the end of 1994. Value-adding services are strategically the most important benefit GATX Logistics provides. Examples of these services are logistics planning, information systems, just-in-time delivery systems, packaging, sub-assembly, and returns management.

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

GATX Logistics' revenue source by industry served during 1994 was 21% motor vehicle parts and components, 19% grocery, 17% consumer products, 9% farm and construction equipment, 8% electronics, 5% major appliances and 21% other.
No single customer accounts for more than 8% of Logistics' revenue.

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

Employees

GATX and its subsidiaries have approximately 5,800 active employees, of whom 25% are hourly employees covered by union contracts.

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

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 11 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under Superfund and comparable state laws, GATX may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all but one instance, GATX is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATX's total clean-up costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATX may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GATX has provided indemnities for environmental issues to the buyers of two divested companies for which GATX believes it has adequate reserves.

GATX's environmental reserve at the end of 1994 was $96 million and reflects GATX's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $27 million in 1994 and $17 million in 1993; 1994 included $13 million recorded in conjunction with terminal acquisitions. Expenditures charged to the reserve amounted to $12 million and $10 million in 1994 and 1993, respectively.

In 1994, GATX made capital expenditures of $15 million for environmental and regulatory compliance compared to $18 million in 1993. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $30 million in 1995. It is anticipated that GATX will make annual expenditures at a similar level over the next five years.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994 on page 66, GATX Location of Operations (page reference is to the Annual Report to Shareholders). The major portion of Terminals' land is owned; the balance is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings

A railcar owned by Transportation was involved in a derailment near Dunsmuir, California, in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against General American Transportation Corporation (GATC), or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases but remains in the cases with respect to the plaintiffs who have opted out of the class and with respect to indemnity and contribution claims. There is one other case seeking recovery for response costs and natural resource damages: State of California, et al, vs.
Southern Pacific, et al,
filed in the Eastern District of California (CIV-S-92 1117).  All other
actions have been consolidated with these two cases.   GATC also has been
named as a potentially responsible party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim has also been consolidated in the suit in the Eastern District of California. GATC has entered into provisional settlement agreements with the United States of America, the State of California, Southern Pacific and certain other defendants settling all material claims arising out of the above incident in an amount not material to GATC. Such settlement, however, is conditional on further court action. Further, it is the opinion of management that if damages are assessed and taking into consideration the probable insurance recovery, this matter will not have a material effect on GATX's consolidated financial position or results of operations.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are:
Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947); Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047); Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876); Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173); Mary Washington v. Southern Pacific, et al, filed May 1990 and settled February 1995 (No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 and settled May 1994 (No. 256464); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 and settled February 1995 (No. 275936); Goldie, et al, v. Southern Pacific, et al, filed May 1990 and settled July 1994; Irby, et al, v. Southern Pacific, et al, filed April 1990 and settled May 1994 (No. 255715); Reese, et al, v. Southern Pacific, et al filed May 1990 and settled April 1994 (No. 256434); Nancy Washington, et al, v. Southern Pacific, et al, filed May 1990 and settled March 1994 (No. 256435); and Zamarripa, et al, vs. Southern Pacific Railroad Company, et al, filed November 1993 (No. 526684). Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or results of operations.

The San Bernardino County, California, District Attorney has notified Calnev Pipe Line Company that the District Attorney expects to pursue an action against Calnev for the alleged violation of Section 25507 of the California

Health & Safety Code by failing to report, until May 23, 1994, a purported release of hazardous materials first discovered in July 1993. According to the District Attorney, violations of that Section are criminal misdemeanors punishable by a fine of $25,000 for each day that the release remained unreported. Calnev does not believe that it violated the reporting requirement of the Code and intends to vigorously defend any action brought by the District Attorney which alleges such a violation.

In October 1991, GATX and five of its senior officers were named as defendants in Searls vs. Glasser, et al, filed in the U.S. District Court for the Northern District of Illinois, a class action filed on behalf of certain purchasers of GATX's common stock alleging violation of the securities laws, common law fraud and negligent misrepresentation in various public statements made by GATX during 1991 concerning 1992 forecasted earnings. Upon the completion of extensive discovery, the court granted a motion for summary judgment in favor of GATX. The plaintiffs have appealed that decision. GATX believes that the decision of the U.S. District Court will not be reversed on appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy Statement:
                                                             Office
                                                              Held
          Name                        Office Held            Since     Age

James J. Glasser               Chairman of the Board
                                 and Chief Executive Officer  1978     60

Ronald H. Zech                 President and Chief Operating  1994     51
                                 Officer

David M. Edwards               Vice President Finance,        1994     43
                                 Chief Financial Officer and
                                 Secretary

William L. Chambers            Vice President, Human Resources 1993    57

Ralph L. O'Hara                Controller                     1986     50

E. Paul Dunn, Jr.              Treasurer                      1990     41

Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. Mr. Edwards was Senior Vice President-Finance and Administration of GATX Financial Services from 1990 to 1994; from 1988 to 1990 he was Vice President of Finance and Administration of GATX Realty Corporation, a wholly-owned subsidiary of GATX Financial Services. Mr. Chambers was Senior Vice President of Human Resources and Corporate Relations for Beatrice Company from 1986 to 1990; from 1991 until 1993, he was engaged in human resource consulting. Mr. Dunn was Assistant Treasurer of The Hertz Corporation from 1985-1990.

PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994, on pages 62 and 63, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994, the management discussion and analysis of 1994 compared to 1993 on pages 31, 32, 33, 39, 41, 43 and 44, the financial data of business segments on pages 34 through 37, and the management discussion and analysis of 1993 compared to 1992 on pages 64 and 65, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Corporation, included in Exhibit 13, GATX Annual Report to Shareholders for the year ended
December 31, 1994, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

             Statements of Consolidated Income and Reinvested Earnings -- Years
               ended December 31, 1994, 1993 and 1992, on page 38.
             Consolidated Balance Sheets -- December 31, 1994 and 1993, on
               page 40.
             Statements of Consolidated Cash Flows -- Years ended
               December 31, 1994, 1993 and 1992, on page 42.
             Notes to Consolidated Financial Statements on pages 45 through 60.

Quarterly results of operations are contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1994 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 15, 1995, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 15, 1995, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 15, 1995, which sections are incorporated herein by reference. The following are the only persons known to the Company who beneficially owned as of March 14, 1995 more than 5% of the Company's $3.875 Cumulative Convertible Preferred Stock ("CCP Stock"):

Name and Address of       Shares Beneficially
Beneficial Owner          Owned                         Percent of Class
Fiduciary Trust              330,700                        9.74
Company International (1)
Two World Trade Center,
New York, New York 10048

SAFECO Corporation (2)       201,000                        5.92
SAFECO Plaza
Seattle, Washington 98135

Froley, Revy Investment      174,900                        5.15
Co., Inc (3)
10900 Wilshire Boulevard
Suite 11050
Los Angeles, California 90024

(1) According to Schedule 13Gs dated February 1, 1995, furnished to the Company, United Nations Joint Staff Pension Fund ("UN") and its appointed Investment Advisor, Fiduciary Trust Company ("Fiduciary"), share voting and dispositive power with respect to 330,700 shares of the CCP Stock and Fiduciary has sole dispositive and sole voting power over 700 shares of the CCP Stock. The 330,700 shares of CCP Stock represent 1.42% of the shares of Company stock entitled to vote at the Company's Annual Meeting.






(2)  According to a Form 13F filed with the Securities and Exchange
     Commission on October 20, 1994, SAFECO Corporation has sole voting authority over and shares investment discretion over 201,000 shares of the CCP Stock, 111,000 of which are managed by General Insurance Company of America and 90,000 of which are managed by SAFECO Insurance Company of America. The 201,000 shares of CCP Stock represent .9% of the shares of the Company stock entitled to vote at the Company's Annual Meeting.

(3) According to a Form 13F filed with the Securities and Exchange Commission on November 17, 1994, Froley, Revy Investment Co., Inc. has sole voting authority and sole dispositive power over 174,900 shares of the CCP Stock. The 174,900 shares of CCP Stock represent .7% of the shares of the Company stock entitled to vote at the Company's Annual Meeting.

Item 13.  Certain Relationships and Related Transactions

None.


PART IV


Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.


a)        1. -Financial Statements

             The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1994, are filed in response to Item 8:

             Statements of Consolidated Income and Reinvested Earnings --
               Years ended December 31, 1994, 1993 and 1992
             Consolidated Balance Sheets -- December 31, 1994 and 1993 Statements of Consolidated Cash Flows -- Years ended
               December 31, 1994, 1993 and 1992
             Notes to Consolidated Financial Statements

             2.  -Financial Statement Schedules:
                                                                      Page

             Schedule I  Condensed Financial
                             Information of Registrant................  17
             Schedule II
                         Valuation and Qualifying Accounts............  21

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

B) EXHIBIT INDEX

Exhibit
 Number                    Exhibit Description                     Page
- ---------     --------------------------------------------        -----

3A. Restated Certificate of Incorporation of GATX Corporation, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

3B. By-Laws of GATX Corporation, as amended and restated as of July 29, 1994, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10A. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10B. Management Incentive Compensation Plan dated January 1, 1994, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10C. GATX Corporation Deferred Fee Plan for Directors, effective April 1982, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10D. 1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10E. 1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10F. 1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

Exhibit
 Number                   Exhibit Description                     Page
- ---------     --------------------------------------------        -----


10G. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.

10H. Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.

10I. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328.

10J. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328 and between GATX and an additional executive officer dated as of January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 1-2328.

10K. Agreement dated July 29, 1994, supplementing the Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and Ronald H. Zech, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10L. Director Retirement Plan effective January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 1-2328.

Exhibit
 Number                    Exhibit Description                     Page
- ---------     --------------------------------------------        -----


11.         Statements regarding computation of net income (loss)
            per share.                                                  22-23

12.         Statement regarding computation of ratios of earnings
            to combined fixed charges and preferred stockdividends       24

13. Annual Report to Shareholders for the year ended December 31, 1994, pages 29-68, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.         Subsidiaries of the Registrant.                              25

23.         Consent of Independent Auditors.                             26

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1994, file number 1-2328.
            Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

99A Undertakings to the GATX Corporation Salaried Employees Retirement Savings Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.

99B         Undertakings to the GATX Corporation 1985 Long Term
            Incentive Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, file number 1-2328.

REPORT OF INDEPENDENT AUDITORS




To the Shareholders
and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation for the year ended
December 31, 1994. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1992 the company changed its method of accounting for postretirement benefits other than pensions and income taxes.

                                            ERNST & YOUNG LLP




Chicago, Illinois
January 24, 1995

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GATX CORPORATION
                                                        (Registrant)



                                                    /s/James J. Glasser
                                             ----------------------------------
                                                       James J. Glasser
                                                    Chairman of the Board
                                                 and Chief Executive Officer
                                                        March 22, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      /s/James J. Glasser
- ----------------------------------
         James J. Glasser         Chairman of the Board
          March 22, 1995          and Chief Executive Officer

      /s/Ronald H. Zech
- ----------------------------------
         Ronald H. Zech           President and Chief
         March 22, 1995           Operating Officer

       /s/David M. Edwards
- ----------------------------------
          David M. Edwards        Vice President Finance,
           March 22, 1995         Chief Financial Officer and
                                          Secretary

      /s/Ralph L. O'Hara
- ----------------------------------
         Ralph L. O'Hara          Controller and
         March 22, 1995           Principal Accounting Officer



   Franklin A. Cole               Director
   James W. Cozad                 Director            By  /s/David M. Edwards
                                                        ---------------------
   Robert J. Day                  Director                  (David M.Edwards,
   James M. Denny                 Director                  Attorney-in-Fact)
   James L. Dutt                  Director
   William C. Foote               Director
   Deborah M. Fretz               Director
   Richard A. Giesen              Director
   Charles Marshall               Director
   Michael E. Murphy              Director
                                                      Date:  March 22, 1995

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                 (IN MILLIONS)



                                                    Year Ended December 31
                                                    1994     1993     1992
                                                  -------- -------- --------
Gross loss                                        $ (3.2)  $ (5.5)  $ (4.5)

Costs and expenses
           Interest                                 17.2     18.4     23.3
           Provision for depreciation                 .7       .4       .3
           Selling, general and administrative      18.3     23.2     18.8
                                                  -------- -------- --------

                                                    36.2     42.0     42.4
                                                  -------- -------- --------

Loss before income taxes, share of net
  income of subsidiaries and cumulative
           effect of accounting changes            (39.4)   (47.5)   (46.9)

Income taxes (credit)                              (14.2)   (17.5)   (13.3)
                                                  -------- -------- --------

Loss before share of net income
  of subsidiaries and cumulative
           effect of accounting changes            (25.2)   (30.0)   (33.6)

Share of net income of subsidiaries                116.7    102.7     59.8
                                                  -------- -------- --------

Income before cumulative effect
           of accounting changes                    91.5     72.7     26.2

Cumulative effect of accounting changes                -        -    (42.7)
                                                  -------- -------- --------

Net income (loss)                                 $ 91.5   $ 72.7   $(16.5)
                                                  ======   ======   =======

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                 (IN MILLIONS)


ASSETS

                                                              December 31
                                                           1994        1993
                                                         ---------   ---------
Cash and cash equivalents                                $    1.1    $    .1

Property, plant and equipment                                 8.4        7.9
Less - Allowances for depreciation                           (1.6)       (.9)
                                                         ---------     -------

                                                              6.8         7.0

Investment in subsidiaries                                1,169.0     1,101.7

Other assets                                                 11.7        16.3


                                                         ---------   --------

TOTAL ASSETS                                             $1,188.6    $1,125.1
                                                         ========    ========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                              December 31
                                                            1994        1993
                                                          ---------   ---------
Accounts payable and accrued expenses                     $   27.7   $   21.6

Due to subsidiaries                                          444.2      450.9

Other deferred items                                          54.3       62.7
                                                          ---------   ---------

    Total liabilities and deferred items                     526.2      535.2
                                                          ---------   ---------


Shareholders' equity:
  Preferred Stock                                              3.4        3.4
  Common Stock                                                14.2       14.1
  Additional Capital                                         318.1      312.4
  Reinvested earnings                                        353.5      305.1
  Cumulative foreign currency
    translation adjustment                                    20.3        2.0
                                                          ---------   --------

                                                             709.5      637.0
  Less - Cost of shares in treasury                          (47.1)     (47.1)
                                                          ---------   ---------


    Total shareholders' equity                               662.4      589.9
                                                          ---------   --------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY                                $1,188.6   $1,125.1
                                                          ========   ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                    Year Ended December 31
                                                   1994      1993      1992
                                                 --------  --------  --------
OPERATING ACTIVITIES
  Net income (loss)                              $  91.5   $  72.7   $ (16.5)
  Adjustments to reconcile net
   income (loss) to net cash provided by
   (used in) operating activities:
     Provision for depreciation                       .7        .4        .3
     Deferred income taxes (credit)                 (5.8)     (9.1)    (21.0)
     Cumulative effect of accounting changes            -         -     42.7
     Share of net income of subsidiaries
       less dividends received                     (49.0)    (33.7)     (3.5)
  Other (includes working capital)                   9.3       8.0      (7.7)
                                                 --------  --------  --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                              46.7      38.3      (5.7)


INVESTING ACTIVITIES
  Additions to property, plant & equipment           (.5)     (7.1)      (.1)
  Investment in subsidiaries                           -         -     (12.1)
                                                 --------  --------  --------
NET CASH (USED IN)
  INVESTING ACTIVITIES                               (.5)     (7.1)    (12.2)


FINANCING ACTIVITIES
  Issuance of Common Stock under
   employee benefit programs                         4.6       4.7       1.2
  Cash dividends to shareholders                   (43.1)    (40.7)    (38.6)
  Advances (to) from subsidiaries                   (6.7)      4.7      54.7
                                                 --------  --------  --------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                             (45.2)    (31.3)     17.3

                                                 --------  --------  --------

NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                   $   1.0   $   (.1)  $   (.6)
                                                 ========  ========  ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       GATX CORPORATION AND SUBSIDIARIES
                                (IN MILLIONS)



            COL. A            COL. B   COL. C     COL. D      COL. E  COL.F


- -------------------------------------------------------------------------------

                                               ADDITIONS

                       Balance at Charged to Charged to              Balance
                         Beginning Costs and Other Accounts-Deductions at End
                         of Period   Expenses  Describe    Describe  ofPeriod

- -------------------------------------------------------------------------------
Year ended December 31, 1994:
    Allowance for possible
      losses - Note A        $ 96.0    $ 19.2   $ 2.5(C)  $ 28.1(D)   $ 89.6

Year ended December 31, 1993:
    Allowance for possible
      losses - Note A        $110.9    $ 29.6   $ 2.1(C)  $ 46.6(D)   $ 96.0

Year ended December 31, 1992:
    Allowance for possible
      losses - Note A        $ 81.0    $ 82.5   $  .7(C)  $ 53.3(D)   $110.9
    Reserve for costs of
      closing or disposing of
      certain manufacturing
      facilities - Note B       2.7       -        -         2.7(E)      -



  Note A -  Deducted from asset accounts.
  Note B - Included in other deferred items in the consolidated balance sheets.
  Note C -  Represents recovery of amounts previously written off.
  Note D - Represents principally reductions in asset values charged off or transferred to claims and uncollectible amounts.
  Note E -  Represents transfer to non-asset related reserves.

                                                           EXHIBIT 11
                       GATX CORPORATION AND SUBSIDIARIES

                 COMPUTATION OF NET INCOME (LOSS) PER SHARE OF
                   COMMON STOCK AND COMMON STOCK EQUIVALENTS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       Year Ended December 31

                                              1994    1993   1992    1991  1990
                                             ------  ------ ------  ------ -----

Average number of shares
           of Common Stock outstanding         19.9    19.6   19.4    19.3  19.1
Shares issuable upon assumed exercise
           of stock options, reduced by the
           number of shares which could have
           been purchased with the proceeds
           from exercise of such options         .3      .3      *      .2    .2
                                             ------  ------ ------  ------ -----

Total                                          20.2    19.9   19.4    19.5  19.3
                                             ======  ====== ======  ====== =====



Net income (loss)                            $ 91.5  $ 72.7 $(16.5)$ 82.7  $ 82.9
Deduct - Dividends paid and
  accrued on Preferred Stock                   13.3    13.3   13.3    13.3   13.4
                                             ------  ------ ------  ------ ------

Net income (loss), as adjusted               $ 78.2 $ 59.4  $(29.8)$ 69.4  $ 69.5
                                             ======  ====== ======  ====== ======


Net income (loss) per share                  $ 3.88  $ 2.99 $(1.53) $ 3.56 $ 3.61
                                             ======  ====== ======  ====== ======




* Common share equivalents are not considered in the computation of loss per share.

                                                                    EXHIBIT 11
                       GATX CORPORATION AND SUBSIDIARIES

         COMPUTATION OF NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND
                COMMON STOCK EQUIVALENTS ASSUMING FULL DILUTION
          (PRINCIPALLY CONVERSION OF ALL OUTSTANDING PREFERRED STOCK)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                       Year Ended December 31

                                              1994   1993    1992   1991    1990
                                             ------ ------  ------ ------  ------

Average number of shares used to
         compute primary earnings per share    20.2   19.9    19.4   19.5    19.3
Common Stock issuable upon assumed
         conversion of Preferred Stock          4.0      *       *    4.1     4.1
                                             ------ ------  ------ ------  ------

Total                                          24.2   19.9    19.4   23.6    23.4
                                             ====== ======  ====== ======  ======

Net income (loss) as adjusted
  per primary computation                    $ 78.2 $ 59.4  $(29.8)$ 69.4  $ 69.5
Add - Dividends paid and
  accrued on Preferred Stock                   13.3      *       *   13.3    13.4
                                             ------ ------  ------ ------  ------

Net income (loss), as adjusted               $ 91.5 $ 59.4  $(29.8)$ 82.7  $ 82.9
                                             ====== ======  ====== ======  ======

Net income (loss) per share,
         assuming full dilution              $ 3.78 $ 2.99 $(1.53) $ 3.51  $ 3.54
                                             ====== ======  ====== ======  ======

* Conversion of Preferred Stock is excluded from computation of fully diluted earnings because of antidilutive effects.

Additional fully diluted computation (1)
  Average number of shares used to
    compute primary earnings per share..             19.6   19.4
  Common stock issuable upon assumed
    conversion of Preferred Stock, and
    stock option exercises...............             4.4    4.3
                                                    -----  -----


                                                     24.0   23.7
                                                   ======  =====

  Net income (loss) as adjusted
    per primary computation.............          $  59.4  $(29.8)
  Add - Dividends paid and accrued
    on Preferred Stock..................             13.3    13.3
                                                  -------  ------


                                                  $  72.7  $(16.5)
                                                  =======  =======

  Net income (loss) per share,
    assuming full dilution..............          $  3.03  $( .70)
                                                  =======  =======

  (1)  This calculation is submitted in accordance with Regulation S-K item
       601(b)(11) although it is contrary to paragraph 40 of APB Opinion No.
       15 because it produces an antidilutive result.

                                                                 EXHIBIT 12
                       GATX CORPORATION AND SUBSIDIARIES

          COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES
                         AND PREFERRED STOCK DIVIDENDS
                        (IN MILLIONS EXCEPT FOR RATIOS)

<CAPTIONS>
                                                        1994     1993      1992
                                                      -------- --------  -------
Earnings available for fixed charges:
  Net income (loss)                                   $ 91.5   $ 72.7    $(16.5)
Add (deduct):
         Income taxes                                   48.8     51.4       9.6
  Cumulative effect of accounting changes                  -        -      45.8
         Equity in net earnings of affiliated companies,
           net of distributions received                 3.7      8.0      31.7
         Interest on indebtedness and amortization
           of debt discount and expense                148.2    151.8     176.1
         Amortization of capitalized interest            1.1      1.1       1.1
         Portion of rents representative of
           interest factor (deemed to be one-third)     37.9     31.4      25.5
                                                      -------- --------  -------

Total earnings available for fixed charges            $331.2   $316.4    $273.3
                                                      ======   ======    ======

Preferred dividend requirements                       $ 13.3   $ 13.3    $ 13.3
Ratio to convert preferred
         dividends to pretax basis (A)                   171%     197%      281%
                                                      -------- --------  -------

Preferred dividend factor on pretax basis               22.7     26.2      37.4
Fixed charges:
         Interest on indebtedness and amortization
           of debt discount and expense                148.2    151.8     176.1
         Capitalized interest                            3.0      2.7       4.2
         Portion of rents representative of interest
           factor (deemed to be one-third)              37.9     31.4      25.5
                                                      -------- --------  -------

Combined fixed charges and
  preferred stock dividends                           $211.8   $212.1    $243.2
                                                      ======   ======    ======

Ratio of earnings to combined fixed charges
         and preferred stock dividends (B)              1.56x    1.49x     1.12x

 (A) To adjust preferred dividends to a pretax basis, income before income taxes and equity in net earnings of affiliated companies and, in 1992, the cumulative effect of accounting changes, is divided by income before equity in net earnings of affiliated companies and, in 1992, the cumulative effect of accounting changes.
 (B) The ratios of earnings to combined fixed charges and preferred stock dividends represent the number of times "fixed charges and preferred stock dividends" were covered by "earnings." "Fixed charges and preferred stock dividends" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, amortization of debt discount and expense, and dividends on preferred stock adjusted to a pretax basis. "Earnings" consist of consolidated net income before income taxes, fixed charges, and, in 1992, the cumulative effect of accounting changes, less equity in net earnings of affiliated companies, net of distributions received.

                                                                EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT



The following is a list of subsidiaries included in GATX's consolidated financial statements (excluding a number of subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary), and the state of incorporation of each:

   General American Transportation Corporation (New York)--includes one foreign subsidiary and interests in two foreign affiliates, Business Segment--Railcar Leasing and Management
     GATX Terminals Corporation (Delaware)--four domestic subsidiaries, one foreign subsidiary and interests in ten foreign affiliates, Business Segment--Terminals and Pipelines
   GATX Financial Services, Inc. (Delaware)--48 domestic subsidiaries (which includes GATX Capital Corporation), nine domestic affiliates and 12 foreign subsidiaries, Business Segment--Financial Services
   GATX Logistics, Inc. (Florida)--29 domestic subsidiaries and two foreign subsidiaries, Business Segment--Logistics and Warehousing
   American Steamship Company (New York)--12 domestic subsidiaries,
              Business Segment--Great Lakes Shipping

                                                                EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the following: (i) Registration Statement No. 2-92404 on Form S-8, filed July 26, 1984; (ii) Registration Statement No. 2-96593 on Form S-8, filed March 22, 1985; (iii) Registration Statement No. 33-38790 on Form S-8 filed February 1, 1991; and
(iv) Registration Statement No. 33-41007 on Form S-8 filed June 7, 1991; of GATX Corporation, of our report dated January 24, 1995 with respect to the consolidated financial statements and schedules of GATX Corporation included and/or incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1994.


                                            ERNST & YOUNG LLP




Chicago, Illinois
March 21, 1995