Form 10-Q
period 1995-03-31
GATX CORP
filed 1995-05-11
CIK 40211

================================================================



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                        --------------------



                                 Form 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        -------------------


For the Quarterly Period Ended             Commission File Number
March 31, 1995                             1-2328



                             GATX Corporation


Incorporated in the           IRS Employer Identification No.
State of New York                     36-1124040


                          500 West Monroe Street
                       Chicago, Illinois  60661-3676
                               312/621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

     Registrant had 19,935,798 shares of common stock outstanding as of April 27, 1995.




=================================================================

                      PART I--FINANCIAL INFORMATION

                     GATX CORPORATION AND SUBSIDIARIES
                         ------------------------

                CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                   In Millions, Except Per Share Amounts

                                              Three Months Ended
                                                    March 31
                                              ------------------
                                                1995       1994
                                              --------    -------
Gross income............................       $ 288.2    $ 260.7

Costs and expenses
 Operating expenses....................          137.2      128.5
 Interest..............................           38.8       33.1
 Provision for depreciation and
    amortization........................          40.7       37.9
 Provision for possible
    losses..............................           6.2        6.0
 Selling, general and
    administrative......................          31.4       28.5
                                              --------   --------
                                                 254.3      234.0
                                              --------   --------
Income before income taxes and equity in
 net earnings of affiliated
  companies.............................          33.9       26.7

Income taxes............................          15.1       10.9
                                              --------    -------
Income before equity in net earnings of affiliated
 companies.............................           18.8       15.8

Equity in net earnings of affiliated
  companies.............................           6.9        4.4
                                                -------    ------
Net income..............................       $  25.7    $  20.2
                                               ========   =======

Per common share:
 Net income............................        $  1.11    $   .84
 Net income, assuming full
      dilution..........................           1.06       .84
 Dividends declared....................             .40      .375


Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

                     GATX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                In Millions


ASSETS

                                          March 31      December 31
                                             1995         1994
                                          (Unaudited)
                                          ----------    -----------

Cash and cash equivalents.............    $   10.8      $   27.3

Receivables
 Trade accounts......................         82.8         101.6
 Finance leases......................        497.8         533.4
 Secured loans.......................        218.1         231.2
 Less-Allowance for possible losses..        (95.1)        (89.6)
                                            -------       -------
                                             703.6         776.6


Property, plant and equipment
 Railcars and support facilities.....      1,949.4       1,857.4
 Tank storage terminals and pipelines      1,166.1       1,171.8
 Great Lakes vessels.................        203.5         203.4
Operating lease investments and other.       401.3         412.3
                                          --------      --------
                                           3,720.3       3,644.9

 Less - Allowances for depreciation..     (1,468.8)     (1,452.6)
                                         ---------      --------
                                           2,251.5       2,192.3

Investments in affiliated companies...       373.8         365.3


Other assets..........................       304.2         289.2
                                         ---------       -------



TOTAL ASSETS                              $3,643.9      $3,650.7
                                         =========      ========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                          March 31    December 31
                                            1995          1994
                                        (Unaudited)
                                       ------------    ----------
Accounts payable.....................    $   175.3     $   269.5

Accrued expenses.....................         58.8          49.6
Debt
 Short-term debt....................         349.3         268.2
 Long-term debt.....................       1,542.9       1,549.7
 Capital lease obligations..........         249.4         255.4
                                          --------      --------
                                           2,141.6       2,073.3

Deferred income taxes................        253.9         257.5

Other deferred items.................        332.5         338.4
                                          --------      --------
Total liabilities and deferred items       2,962.1       2,988.3

Shareholders' equity
  Preferred Stock....................          3.4           3.4
 Common Stock.......................          14.2          14.2
 Additional capital.................         319.5         318.1
 Reinvested earnings................         367.9         353.5
 Cumulative foreign currency
    translation adjustment...........         23.9          20.3
                                           -------       -------
                                             728.9         709.5
 Less-Cost of common shares in
    treasury.........................        (47.1)        (47.1)
                                           -------       -------

 Total shareholders' equity                  681.8         662.4
                                           -------       -------

TOTAL LIABILITIES, DEFERRED ITEMS
 AND SHAREHOLDERS' EQUITY                $ 3,643.9     $ 3,650.7
                                          ========      ========



                       GATX CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                  In Millions

                                                    Three Months Ended
                                                          March 31
                                                    ------------------
                                                      1995      1994
                                                    -------   -------
OPERATING ACTIVITIES
Net income                                         $   25.7   $  20.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Realized gain on disposition of leased
     equipment                                        (11.3)     (4.8)
  Provision for depreciation and amortization          40.7      37.9
  Provision for possible losses                         6.2       6.0
  Deferred income taxes                                 4.6       2.0
Net change in trade receivables, inventories,
  accounts payable and accrued expenses               (64.0)     (3.3)
Other                                                 (23.2)     (7.3)
                                                    -------    ------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                (21.3)     50.7

INVESTING ACTIVITIES
Additions to property, plant and equipment           (120.0)    (89.7)
Additions to equipment on lease, net of
  nonrecourse financing                               (41.2)    (91.3)
Secured loans extended                                 (4.5)    (39.6)
Investments in affiliated companies                    (2.0)      (.4)
                                                    -------    ------
 Capital additions                                   (167.7)   (221.0)
Portfolio proceeds:
 From disposition of leased equipment                  69.5      13.2
 From return of investment                             30.0      18.3
                                                    -------    ------
 Total portfolio proceeds                              99.5      31.5
Proceeds from other asset dispositions                 14.4       2.7
                                                    -------    ------
NET CASH USED IN INVESTING ACTIVITIES                 (53.8)   (186.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt               50.0      21.5
Repayment of long-term debt                           (56.9)    (36.0)
Net increase in short-term debt                        81.6     148.4
Repayment of capital lease obligations                 (6.0)     (4.1)
Issuance of Common Stock under employee
  benefit programs                                      1.2       3.6
Cash dividends                                        (11.3)    (10.7)
                                                    -------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES              58.6     122.7
                                                    -------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS          $  (16.5)  $ (13.4)
                                                    =======   =======


                       MANAGEMENT'S DISCUSSION OF OPERATIONS

     COMPARISON OF FIRST THREE MONTHS OF 1995 TO FIRST THREE MONTHS OF 1994

GENERAL

GATX Corporation's net income for the first quarter of 1995 was $26 million or $1.11 per common share compared to net income of $20 million or $.84 per common share for the first quarter of 1994. First quarter 1995 gross income increased 11% while net income increased 27% as a result of continuing strong performance at GATX's largest subsidiaries. GATX's railcar leasing and management subsidiary (Transportation) continued to operate at high utilization rates while at the same time adding significant numbers of railcars to its fleet. GATX's terminal and pipeline subsidiary's (Terminals') results improved due to increased demand at many of its foreign terminals, earnings from recently acquired
terminal facilities, and strong chemical demand.   The increase at
Financial Services was principally due to increases in disposition gains and fee income, both largely from rail equipment.

Operating activities used $21 million of cash compared to cash generated of $51 million in the 1994 first quarter. Net income adjusted for non-cash items generated $66 million of cash, an increase of $5 million over the 1994 first quarter due to increased net income and an increase in noncash adjustments for depreciation and disposition gains. The $6 million increase in realized gains on disposition of leased equipment effectively decreased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $77 million less cash in 1995 largely due to a $48 million refund of a deposit as the result of the lessee's exercise of its option to return four DC-10 aircraft.

Proceeds of $100 million were generated from the portfolio compared to $32 million in the first quarter of 1994. Proceeds from the disposition of leased equipment of $70 million, primarily from the sale of aircraft and rail equipment, were $56 million more than the prior year. Proceeds of $30 million from the recovery of investment increased $12 million primarily due to increased loan principal received.

Capital additions for the quarter totalled $168 million, a decrease of $53 million from the 1994 quarter. Additions at Financial Services of $48 million were $84 million less than the prior year which included two large transactions. Transportation invested
$92 million in the railcar fleet, including $27 million for the acquisition of used car fleets, versus $56 million in last year's first quarter; in addition, $5 million was expended on the service center expansion compared to $4 million in 1994. Terminals' capital spending of $20 million decreased $7 million from 1994, which included the acquisition of a terminal facility in the United Kingdom. Full year 1995 capital spending is forecasted to exceed the $728 million expended in 1994. A portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit in the amount of $268 million at March 31, 1995. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $225 million of notes and $93 million of pass through trust certificates have been issued as of quarter end. GATC issued $50 million of ten-year medium-term notes during the quarter. GATX Capital has a $300 million shelf registration for medium-term notes under which $55 million of medium-term notes have been issued. GATX Capital did not issue any medium-term notes during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- ------------------------------------------------------------------

                              Three Months Ended
(In Millions)                     March 31
                               1995    1994             Change
                              -----------------       -----------
Gross Income                  $  85.5  $  78.0        $ 7.5  10 %

Net Income                    $  14.8  $  13.2        $ 1.6  12 %

- ------------------------------------------------------------------

Transportation's gross income for the first quarter of 1995 increased 10% from the comparable prior year period due to additional railcars on lease as a result of the high level of railcar additions as well as increased utilization, and slightly higher lease rates. Fleet utilization at March 31, 1995 was 95% on a fleet size of 61,200 compared to 93% on a fleet size of 56,400 a year ago. At quarter end, the active fleet totaled 57,800 compared to 52,600 a year ago.

Net income increased 12% from the first quarter of 1994 as higher revenues and investment earnings were partially offset by increased fleet repair costs and ownership costs. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 8% due to the increased fleet size and increased number of cars repaired, primarily at GATX service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 19% due to the increased fleet size and higher interest rates.

TERMINALS AND PIPELINES
- ------------------------------------------------------------------

                            Three Months Ended
(In Millions)                    March 31
                                1995     1994           Change
                            ------------------      --------------
Gross Income                  $  81.3  $  72.3      $ 9.0     12 %

Net Income                    $   8.4  $   7.5      $  .9     12 %
- ------------------------------------------------------------------

Terminals' 1995 gross income increased 12% reflecting higher pipeline revenues and incremental revenues from newly-acquired terminals . Throughput for the first quarter was 153 million barrels compared to 174 million barrels a year ago, largely reflecting the mild winter which reduced petroleum needs and tankage out of service as a result of flood damage in Texas which occurred late last year. Capacity utilization at Terminals' wholly-owned facilities was 91% compared to 94% at year end and 87% at the end of the first quarter of 1994.

Terminals' net income increased 12% from 1994. Higher revenues were offset by additional expenses incurred at new facilities and at pipeline operations. Further, SG&A increased due to management restructuring, salary progression and additional positions; interest expense grew from financing last year's acquisitions. Operating margins decreased slightly due to higher operating costs and depreciation. Equity in net earnings of affiliated companies of $4 million increased $1 million as the result of higher earnings at all of the affiliates, except for one in Japan whose earnings were lower as a result of the temporary shutdown of a terminal due to earthquake damage.

FINANCIAL SERVICES
- --------------------------------------------------------------------

                            Three Months Ended
(In Millions)                   March 31
                                1995     1994            Change
                            ------------------        -------------
Gross Income                  $  58.0  $  50.2        $ 7.8    16 %

Net Income                    $  10.1  $   5.9        $ 4.2    71 %

- --------------------------------------------------------------------

Revenues at Financial Services increased 16% from the prior year quarter primarily due to increased fee income and gains on dispositions which were generated primarily from the remarketing of rail equipment from the company's owned and managed portfolios. Pretax disposition gains, which do not occur evenly period to period, were $10 million for the first quarter of 1995 compared to $4 million for the first quarter of 1994.

Net income increased $4 million from 1994 due to the increased revenues partially offset by increased interest and SG&A expense. The first quarter provision for losses of $6 million was equal to the prior year period. The loss reserve at March 31, 1995 was $88 million, or 7% of total investments. Equity in net earnings of affiliated companies increased $1 million from the comparable 1994 period primarily due to improved earnings at an international aircraft joint venture.

GREAT LAKES SHIPPING
- ------------------------------------------------------------------

                             Three Months Ended
(In Millions)                    March 31
                             -------------------
                               1995     1994            Change
                             --------   -------     ---------------
Gross Income                   $  1.5    $  .8      $  .7      88 %

Net Income                     $   .6    $  .4      $  .2      50 %
- ------------------------------------------------------------------

American Steamship traditionally does not begin operations until late in the first quarter due to ice on the Great Lakes. Net income of $.6 million was recorded in the 1995 first quarter compared to net income of $.4 million in the 1994 quarter. The increase this year reflects the early start of the 1995 shipping season due to the relatively mild winter.

LOGISTICS AND WAREHOUSING
- ------------------------------------------------------------------

                             Three Months Ended
(In Millions)                    March 31
                             ------------------
                               1995     1994            Change
                             --------  -------        -----------
Gross Income                  $  62.2  $  59.9        $ 2.3   4 %

Net Loss                      $   (.3) $   (.7)       $  .4   57 %
- ------------------------------------------------------------------

GATX Logistics' gross income of $62 million increased 4% from the 1994 first quarter due to new customers, volume changes and some rate increases. The net loss was $.4 million less than the 1994 quarter due to improved margins along with a reduction in empty space. Margins improved due to sales volume, improved pricing and adverse weather conditions in the 1994 quarter.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

GATX has previously reported a number of lawsuits which have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. One of those suits, Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173) was settled in April 1995. It remains management's opinion, based on information known to management and taking into consideration probable insurance recovery, that the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATX's consolidated financial position or operations.

GATX has previously reported a potential action against Calnev Pipe Line Company for allegedly failing to timely report the purported release of hazardous materials. Calnev has entered into a civil consent agreement with the San Bernardino California District Attorney's office to settle the matter for a total payment of $215,000 without admission of any violation.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  GATX's Annual Meeting of Stockholders was held on April 28,
     1995.

(b)  Matters voted upon at the meeting were:

                                      Number of Shares Voted
                                      ----------------------
                                          For        Withheld
                                      ----------     --------
    1. Election of Directors
       James J. Glasser               20,644,929      126,183
       Franklin A. Cole               20,640,051      131,061
       James W. Cozad                 20,613,870      157,242
       James M. Denny                 20,646,095      125,017
       William C. Foote               20,360,667      410,445
       Deborah M. Fretz               20,619,587      151,525
       Richard A. Giesen              20,636,881      134,231
       Miles L. Marsh                 20,645,845      125,267
       Charles Marshall               20,641,131      129,981
       Michael E. Murphy              20,646,501      124,611
       Ronald H. Zech                 20,646,796      124,316

    2. Approval of GATX Corporation's 16,267,180      For
       1995 Long Term Incentive        2,494,451      Against
       Compensation Plan                 188,587      Abstentions
                                       1,820,894      Broker Non-
                                                      Votes


    3. Ratification of appointment of  20,651,773     For
       Ernst & Young LLP as independent    67,346     Against
       public auditors for Fiscal 1995.    51,993     Abstentions


There were no broker non-votes with respect to the election of the directors or the appointment of independent public auditors.

Item 6.  Exhibits and Reports on Form 8-K.                    Page

 (a) 10A GATX Corporation 1995 Long Term Incentive
         Compensation Plan, approved by the shareholders of the Company on April 28, 1995, file number
         1-2328. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

    10B  Management Incentive Compensation Plan dated
         January 1, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

    10C  Agreement for Continued Employment Following
         Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Quarterly
         Report on Form 10-Q.

    11A  Statement regarding computation of earnings per
         share.                                                 11

    11B  Statement regarding computation of earnings per
         share (full dilution).                                 12

    27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1995. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) No reports on Form 8-K were filed during the reporting period.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GATX CORPORATION
                                          (Registrant)

                                      /s/ David M. Edwards
                                      -------------------------
                                           David M. Edwards
                                      Vice President Finance,Chief
                                   Financial Officer and Secretary
                                      (Duly Authorized Officer)





Date:  May 10, 1995

                                                         Exhibit 11A

                     GATX CORPORATION AND SUBSIDIARIES

             COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                       AND COMMON STOCK EQUIVALENTS

                   In Millions, Except Per Share Amounts



                                                Three Months Ended
                                                      March 31
                                                ------------------
                                                 1995         1994
                                                -------      -----
Average number of shares of Common
  Stock outstanding........................       19.9       19.8

Shares issuable upon assumed exercise of stock
  options, reduced by the number of shares which
  could have been purchased with the proceeds
  from exercise of such
options....................................         .4         .3
                                                 -----      -----
Total......................................       20.3       20.1
                                                 =====      =====

Net income.................................     $ 25.7     $ 20.2

Deduct - Dividends paid and accrued on
  Preferred Stock..........................        3.3        3.3

Net income, as adjusted....................     $ 22.4     $ 16.9
                                               -------    -------
Net income per share.......................     $ 1.11     $  .84


                                    -11-

                                                                Exhibit 11B

                     GATX CORPORATION AND SUBSIDIARIES

            COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                       AND COMMON STOCK EQUIVALENTS
                          ASSUMING FULL DILUTION

                   In Millions, Except Per Share Amounts

                                                Three Months Ended
                                                      March 31
                                                ------------------
                                                 1995         1994
                                                ------      ------
Average number of shares used to
compute primary earnings per share........      20.3         20.1

Common Stock issuable upon assumed
conversion of Preferred Stock.............       4.0          4.0
                                              ------        -----
Total.....................................      24.3         24.1
                                              ======        =====

Net income, as adjusted per primary
computation...............................   $  22.4      $  16.9

Add - Dividends paid and accrued on Preferred
Stock.....................................       3.3          3.3
                                             -------       ------
Net income, as adjusted...................   $  25.7      $  20.2
                                             =======      =======
Net income per share, assuming full
dilution..................................   $  1.06      $   .84
                                             =======      =======
