Form 10-Q
period 1995-06-30
GATX CORP
filed 1995-08-11
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





                                 Form 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                                    OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended           Commission File Number
                   June 30, 1995                          1-2328


                             GATX Corporation


     Incorporated in the                    IRS Employer Identification No.
      State of New York                              36-1124040


                          500 West Monroe Street
                       Chicago, Illinois  60661-3676
                              (312) 621-6200


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----      ----
Registrant had 20,020,539 shares of common stock outstanding as of July 31, 1995.

                         PART I--FINANCIAL INFORMATION

                       GATX CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                     In Millions, Except Per Share Amounts

                                     Three Months Ended    Six Months Ended
                                          June 30              June 30
                                       1995      1994       1995      1994
                                    --------- --------     -------   -------
Gross income....................     $314.2    $284.4     $602.4    $545.1

Costs and expenses
 Operating expenses.............      151.5     145.8      288.7     274.3
  Interest......................       44.0      37.7       82.8      70.8
  Provision for depreciation
    and amortization.. .........       42.6      40.6       83.3      78.5
  Provision for possible losses         3.1       4.1        9.3      10.1
  Selling, general and
     administrative.............       36.0      31.1       67.4      59.6
                                     ------    ------     ------    ------
                                      277.2     259.3      531.5     493.3
                                     ------    ------     ------    ------
Income before income taxes and
  equity in net earnings of
    affiliated companies.......        37.0      25.1       70.9      51.8

Income taxes....................       14.5      10.1       29.6      21.0
                                     ------    ------     ------    ------
Income before equity in net
  earnings of affiliated
    companies..................        22.5      15.0       41.3      30.8

Equity in net earnings
    of affiliated companies....         7.4       5.9       14.3      10.3
                                     ------    ------     ------    ------
Net income......................     $ 29.9    $ 20.9     $ 55.6    $ 41.1
                                     ======    ======     ======    ======
Per common share:
  Net income...................      $ 1.31    $  .87     $ 2.42    $ 1.71
  Net income, assuming full
    dilution...................        1.23       .87       2.29      1.70
  Dividends declared...........         .40      .375        .80       .75

Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

                      GATX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                In Millions


ASSETS

                                           June 30     December 31
                                            1995          1994
                                         (Unaudited)
                                         ---------      ---------
Cash and cash equivalents.........       $    37.9      $    27.3


Receivables
  Trade accounts..................            94.8          101.6
  Finance leases..................           530.6          533.4
  Secured loans...................           231.8          231.2
  Less - Allowance for possible
    losses........................           (97.7)         (89.6)
                                           --------        -------
                                             759.5          776.6

Property, plant and equipment
 Railcars and support
    facilities....................         2,011.5        1,857.4
 Tank storage terminals and
    pipelines.....................         1,194.5        1,171.8
 Great Lakes vessels..............           204.0          203.4
 Operating lease investments and
    other..........................          378.6          412.3
                                           --------       -------
                                           3,788.6        3,644.9

 Less-Allowances for depreciation..       (1,492.9)      (1,452.6)
                                          --------        -------
                                           2,295.7        2,192.3


Investments in affiliated companies.         372.7          365.3


Other assets........................         314.2          289.2
                                          --------        -------


TOTAL ASSETS                             $ 3,780.0      $ 3,650.7
                                          =========      ========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                          June 30    December 31
                                            1995        1994
                                        (Unaudited)
                                        ----------    ---------
Accounts payable..................      $  194.6      $  269.5

Accrued expenses..................          53.7          49.6

Debt
 Short-term debt..................         331.6         268.2
 Long-term debt...................       1,668.1       1,549.7
 Capital lease obligations........         247.4         255.4
                                         -------       -------
                                         2,247.1       2,073.3

Deferred income taxes..............        254.4         257.5

Other deferred items...............        331.4         338.4
                                         -------       -------

 Total liabilities and deferred items    3,081.2       2,988.3

Shareholders' equity
  Preferred Stock..................          3.4           3.4
  Common Stock.....................         14.2          14.2
  Additional capital...............        320.9         318.1
  Reinvested earnings..............        386.6         353.5
  Cumulative foreign currency
    translation adjustment.........         20.8          20.3
                                         -------       -------
                                           745.9         709.5
  Less-Cost of common shares in
     treasury.......................       (47.1)        (47.1)
                                         -------       -------
  Total shareholders' equity               698.8         662.4
                                         -------       -------
TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY              $3,780.0      $3,650.7
                                         ========      =======

                       GATX CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                           Three Months Ended   Six Months Ended
                                                  June 30           June 30
                                             1995     1994       1995     1994
                                           -------   ------    -------   -------

   OPERATING ACTIVITIES
Net income                                $  29.9   $ 20.9   $ 55.6    $ 41.1
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Realized gain on disposition of
      leased equipment                      (14.6)    (3.3)   (25.9)     (8.1)
    Provision for depreciation and
      amortization                           42.6     40.6     83.3      78.5
    Provision for possible losses             3.1      4.1      9.3      10.1
    Deferred income taxes (credit)            2.2       .5      6.8       2.5
Net change in trade receivables,
  inventories, accounts payable and
    accrued expenses                          2.4     47.8    (61.6)     44.5
Other                                         3.2    (50.1)   (20.0)    (57.4)
                                           -------   ------  -------     ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                 68.8     60.5     47.5     111.2

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                (100.2)   (76.9)  (220.2)   (166.6)
Additions to equipment on lease,
  net of nonrecourse financing              (82.8)   (14.2)  (124.0)   (105.5)
Secured loans extended                      (41.1)    (6.1)   (45.6)    (45.7)
Investments in affiliated companies          (4.2)     (.4)    (6.2)      (.8)
Progress payments and other                 (11.8)    (1.0)   (11.8)     (1.0)
                                           -------   -------  -------   -------
  Capital additions                        (240.1)   (98.6)  (407.8)   (319.6)
Portfolio proceeds:
  From disposition of leased equipment       43.3     11.9    112.8      25.1
    From return of investment                50.4     27.2     80.4      45.5
                                           -------   -------  -------   -------
    Total portfolio proceeds                 93.7     39.1    193.2      70.6
Proceeds from other asset dispositions        3.5     12.0     17.9      14.7
                                           -------   -------  -------   -------
NET CASH USED IN INVESTING ACTIVITIES      (142.9)   (47.5)  (196.7)   (234.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt    153.6     92.7    203.6     114.2
Repayment of long-term debt                 (22.0)   (43.8)   (78.9)    (79.8)
Net (decrease) increase in short-term debt  (18.2)   (40.8)    63.4     107.6
Repayment of capital lease obligations       (2.0)    (1.9)    (8.0)     (6.0)
Issuance of Common Stock under employee
  benefit programs                            1.1       .2      2.3       3.8
Cash dividends                              (11.3)   (10.8)   (22.6)    (21.5)
                                            -------   ------   -------   ------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      101.2     (4.4)   159.8     118.3
                                           --------   -------  ------  -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    $  27.1   $  8.6   $ 10.6    $ (4.8)
                                          ========  =======   ========  =======

                   MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1995 TO FIRST SIX MONTHS OF 1994


GENERAL

GATX Corporation's net income for the first six months of 1995 was $56 million or $2.42 per common share compared to net income of $41 million or $1.71 per common share for the first six months of 1994. On a fully diluted basis, earnings per share was $2.29 for the first six months of 1995 compared to $1.70 for the comparable period last year. Gross income increased 11% while net income increased 35% as a result of continuing strong
performance at GATX's largest subsidiaries.   GATX's railcar
leasing and management subsidiary (Transportation) continued to operate at high utilization rates while adding significant numbers of railcars to its fleet. Results at GATX's terminal and pipeline subsidiary (Terminals) improved due to very strong demand at many of its domestic terminals and international joint ventures; in addition, terminal facilities acquired in late 1994 contributed to the increase in net income. The increase at Financial Services was principally due to strong disposition gains, higher fee income and larger joint venture income.

Operating activities provided $47 million of cash flow during the first six months of 1995, a $64 million decrease from the first six months of 1994, primarily from the refund of a deposit. Net income adjusted for non-cash items generated $129 million of cash, up $5 million from the first six months of last year. The $18 million increase in realized gains on disposition of leased equipment effectively decreased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $69 million less cash in 1995 largely due to a $48 million refund of a deposit as the result of the lessee's exercise of its option to return four DC-10 aircraft.

Proceeds of $193 million were generated from the portfolio compared to $71 million in the first six months of 1994.
Proceeds from the disposition of leased equipment of $113 million, primarily from the sale of aircraft and rail equipment, were $88 million more than the prior year. Proceeds of $80 million from the recovery of investment increased $35 million due to increased loan principal received and the sale of real estate.


Capital additions of $408 million for the first six months of 1995 increased $88 million from the comparable 1994 period. Portfolio additions at Financial Services of $187 million were $35 million higher than the first half of 1994. Transportation invested $158 million in the railcar fleet versus $103 million for the first six months of last year; in addition, $8 million was expended on the upgrade to the repair facilities each year. Terminals' capital spending of $49 million decreased $2 million from the comparable period of 1994, which included the acquisition of a terminal facility in the United Kingdom. Full year 1995 capital spending is forecasted to exceed the $728 million expended in 1994. A portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit totaling $284
million at June 30, 1995.   General American Transportation
Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $275 million of notes and $93 million of pass through trust certificates have been issued as of quarter end. GATC issued $50 million of ten-year medium-term notes during the quarter. GATX Capital has a $300 million shelf registration, under which $135 million of medium-term notes have been issued. During the quarter, GATX Capital issued $80 million of medium-term notes to fund new business and reduce commercial paper borrowings.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- -----------------------------------------------------------------

                                Six Months Ended
(In Millions)                        June 30
                                1995      1994        Change
                              -------------------   ------------
Gross Income                  $175.6      $158.0    $ 17.6   11%

Net Income                    $ 30.9      $ 26.7    $  4.2   16%

- -----------------------------------------------------------------

Transportation's gross income for the first half of 1995 increased 11% from the comparable prior year period due to more than 5,100 additional railcars on lease as a result of the high level of railcar additions and increased utilization. Also, lease rates were slightly higher and a parcel of land in Mexico was sold. Domestic fleet utilization at June 30, 1995 was 95% on a fleet size of 61,700 compared to 94% on a fleet size of 57,000 a year ago. At quarter end, the active fleet totaled 58,600 railcars compared to 53,450 cars on lease a year ago.

Net income increased 16% from the first half of 1994 reflecting the higher revenues. In addition, higher income was generated from invested funds. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 9% due to the increased fleet size and increased number of cars repaired, primarily at GATX service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size and higher interest rates. SG&A increased 13% primarily as a result of increased compensation costs and expenses related to new operations in Mexico.

TERMINALS AND PIPELINES
- -----------------------------------------------------------------

                                 Six Months Ended
(In Millions)                        June 30
                                1995      1994        Change
                              -------------------  -------------
Gross Income                  $159.4     $143.9    $ 15.5    11%

Net Income                    $ 16.7     $ 15.1    $  1.6    11%

- -----------------------------------------------------------------

Terminals' 1995 gross income increased 11% from the first six months of 1994 reflecting incremental revenues from newly-acquired terminals and high chemical demand and strong petroleum activity, especially in the Los Angeles market. Higher revenues at Terminals' two domestic pipelines were offset by the absence of revenues at the Wyco pipeline following its sale early this year. Throughput for the first six months of 1995 was 316 million barrels, 26 million barrels less than in 1994. Throughput at the Pasadena terminal was down 17 million barrels, reflecting the mild winter, lower blending activity, refinery turnarounds and tanks out of service. Capacity utilization at Terminals' wholly-owned facilities was 88% at the end of the second quarter of 1995, down two percent from a year ago.

Terminals' net income increased 11% over 1994. Higher revenues were partially offset by additional operating expenses incurred. Further, SG&A increased due to management restructuring, salary progression and the addition of personnel; interest expense grew from financing last year's acquisitions. Operating margins were in line with last year. Earnings at the foreign affiliates of $7 million increased $1 million due to strong demand at the European and Singapore terminals.

FINANCIAL SERVICES
- -----------------------------------------------------------------

                                Six Months Ended
(In Millions)                        June 30          Change
                                1995        1994
                              -------------------  -------------
Gross Income                  $115.0    $ 98.1     $ 16.9   17%

Net Income                    $  21.6   $ 11.5     $ 10.1   88%

- -----------------------------------------------------------------

Financial Services' year-to-date gross income increased $17 million from the first half of 1994. The increase from 1994 was principally due to higher disposition gains and fee income, both largely from the remarketing of rail equipment from the company's owned and managed portfolios, partially offset by lower lease income. Pretax disposition gains, which do not occur evenly period to period, were $24 million for the first half of 1995 compared to $7 million for the comparable 1994 period; disposition gains are not expected to be at as high a level for the second half of the year.

Net income of $22 million increased $10 million from the first half of 1994 due to the increased revenues, partially offset by increased interest and SG&A expense. The year-to-date loss provision of $9 million was $1 million lower than the 1994 year-to-date provision. The loss reserve at June 30, 1995 was $90 million, or 6.5% of total portfolio investments. SG&A increased as a result of higher compensation and benefits expense and additional information systems costs. Equity in net earnings of affiliated companies increased $2 million primarily due to improved earnings at an international aircraft joint venture.

GREAT LAKES SHIPPING
- -----------------------------------------------------------------

                                Six Months Ended
(In Millions)                       June 30
                                1995        1994       Change
                              -------------------  -------------
Gross Income                  $ 28.2    $ 25.5     $  2.7    11%

Net Income                    $  2.6    $  1.5     $  1.1    73%

- -----------------------------------------------------------------

American Steamship Company's gross income for the first half of 1995 increased $3 million from the prior year period as severe spring weather conditions delayed the start of the prior year
shipping season.    Tonnage carried in the first six months of
1995 was 8.8 million tons compared to 8.2 million tons in the first six months of 1994.

Net income increased $1 million from the first six months of 1994 reflecting the increase in tonnage carried. Margins increased slightly from 1994 as severe weather conditions had impeded efficient vessel operations in the first half of 1994.

LOGISTICS AND WAREHOUSING
- -----------------------------------------------------------------

                                Six Months Ended
(In Millions)                        June 30           Change
                                1995        1994
                              -------------------  -------------
Gross Income                  $124.2     $121.2    $  3.0     2%

Net Income                    $  (.1)    $  (.8)   $   .7    88%

- -----------------------------------------------------------------

GATX Logistics' gross income of $124 million increased 2% from the first six months of 1994 due to new customers, higher volumes from existing customers and some rate increases. The net loss of $.1 million was $.7 million less than the 1994 comparable period due to improved margins along with a reduction in empty space. Margins improved slightly due to sales volume, improved pricing, and adverse weather conditions in 1994.

                   COMPARISON OF SECOND QUARTER 1995 TO
                            SECOND QUARTER 1994

GENERAL

For the second quarter of 1995 net income was $30 million or $1.31 per share as compared to $21 million or $.87 per share for the second quarter of 1994.

GROSS INCOME
- -----------------------------------------------------------------

(In Millions)                 Three Months Ended
                                    June 30
Business Segment                1995        1994       Change
- ----------------              -------      ------   -------------
Railcar Leasing and
  Management                  $ 90.1       $ 80.0   $10.1    13%
Terminals and Pipelines         78.1         71.6     6.5     9
Financial Services              57.0         47.9     9.1    19
Great Lakes Shipping            26.7         24.7     2.0     8
Logistics and Warehousing       62.0         61.3      .7     1

- -----------------------------------------------------------------

NET INCOME
- -----------------------------------------------------------------

(In Millions)                  Three Months Ended
                                    June 30
Business Segment                1995        1994      Change
- ----------------              -------      ------  --------------
Railcar Leasing and
  Management                  $ 16.1       $ 13.5   $ 2.6    19%
Terminals and Pipelines          8.3          7.6      .7     9
Financial Services              11.5          5.6     5.9   105
Great Lakes Shipping             2.0          1.1      .9    82
Logistics and Warehousing         .2         (.1)      .3   300

- -----------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the six-month periods.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- ---------------------------

On July 14, 1995, a judgment in the amount of $9.7 million was entered against General American Transportation Corporation by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by General American Transportation in the construction and use of its Arcticar cryogenically cooled railcar.

General American Transportation was also permanently enjoined from any further infringement of the patent as of August 1, 1995, subsequently extended to September 1, 1995. Of General American Transportation's 61,000 railcar fleet, the injunction affects only 180 railcars, 80 of which are currently on lease and 100 on
order.   General American Transportation intends promptly to
appeal the Decision of the District Court and has requested the District Court to reduce substantially the judgment as entered to correct an apparent error in the calculation of damages. Even in the event of an adverse decision on appeal, GATX does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATX.

General American Transportation brought this action against Cryo-Trans in 1991 requesting that Cryo-Trans' patent be declared invalid and General American Transportation's construction of the Arcticar railcar non-infringing. A trial before a magistrate was held in 1991 and a ruling in favor of General American Transportation was issued in 1994. The District Court originally accepted the magistrate's ruling. The court's decision reverses the earlier ruling.

Item 6.  Exhibits and Reports on Form 8-K.                           Page
- ------------------------------------------                           ----

(a) 10   Letter Agreement dated August 17, 1993 between
         William Chambers and the Corporation, file number 1-2328. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

    11A  Statement regarding computation of
         earnings per share.                                         13

    11B  Statement regarding computation of
         earnings per share assuming full
         dilution.                                                   14

    27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1995. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) No reports on Form 8-K were filed during the reporting period.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GATX CORPORATION
                                                 (Registrant)




                                           /s/David M. Edwards
                                        -------------------------
                                              David M. Edwards
                                          Vice President, Finance and
                                            Chief Financial Officer
                                           (Duly Authorized Officer)


Date:  August 11, 1995

                                                           Exhibit 11A

                   GATX CORPORATION AND SUBSIDIARIES


                COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                         AND COMMON STOCK EQUIVALENT

                In Millions, Except Per Share Amounts

                                           Three Months     Six Months
                                           Ended June 30   Ended June 30
                                           1995     1994   1995     1994
                                           ----     ----   ----     ----
Average number of shares of
  Common Stock outstanding......            20.0     19.9    19.9     19.8

Shares issuable upon assumed exercise of
  stock options, reduced by the number of
  shares which could have been purchased
  with the proceeds from exercise of such
  options                                     .3       .3      .3       .3
                                            -----     ----    ----    ----
Total..............................         20.3     20.2    20.2     20.1
                                           =====     ====    ====     ====


Net income.........................       $ 29.9   $ 20.9  $ 55.6   $ 41.1

Deduct - Dividends paid and accrued
  on Preferred Stock...............          3.3      3.3     6.6      6.6
                                          ------   ------ -------    ------
Net income, as adjusted............       $ 26.6   $ 17.6  $ 49.0   $ 34.5
                                          ======   ======  ======   =======
Net income per share...............       $ 1.31   $  .87  $ 2.42   $ 1.71
                                          ======   ======  ======   =======

                                                                Exhibit 11B

                      GATX CORPORATION AND SUBSIDIARIES


                COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENT
                           ASSUMING FULL DILUTION

                In Millions, Except Per Share Amounts

                                          Three Months      Six Months
                                          Ended June 30     Ended June 30
                                          1995     1994     1995     1994
                                          -----    ----     -----    ----
Average number of shares used to
  compute primary earnings per share..      20.3     20.2    20.2     20.1

Common Stock issuable upon assumed
  conversion of Preferred Stock.......       4.1      4.0     4.1      4.1

Total.................................      24.4     24.2    24.3     24.2
                                           =====     ====   =====   ======


Net income as adjusted per primary
  computation........................     $ 26.6   $ 17.6  $ 49.0   $ 34.5

Add - Dividends paid and accrued on
  Preferred Stock....................        3.3      3.3     6.6      6.6
                                           -----    -----  ------   ------
Net income, as adjusted..............     $ 29.9   $ 20.9  $ 55.6   $ 41.1
                                          ======   ======  ======   ======
Net income per share, assuming full
  dilution...........................     $ 1.23   $  .87  $ 2.29   $ 1.70
                                          ======   ======  ======   ======




