Form 10-Q
period 1995-09-30
GATX CORP
filed 1995-11-13
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




                                Form 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     Commission File Number
     September 30, 1995                     1-2328



                     GATX Corporation

Incorporated in the           IRS Employer Identification No.
State of New York                       36-1124040

                   500 West Monroe Street
               Chicago, Illinois 60661-3676
                     (312) 621-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----       ------
Registrant had 20,090,733 shares of common stock outstanding as of October 31, 1995.

                           PART I -- FINANCIAL INFORMATION

                          GATX CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                         In Millions, Except Per Share Amounts


                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                       1995       1994       1995      1994
                                     ------     ------     ------    ------
Gross income                         $311.7    $298.9      $914.1    $844.0

Costs and expenses
  Operating expenses                  158.6     149.8       447.3     424.1
  Interest                             43.6      38.7       126.4     109.5
Provision for depreciation and
  amortization.                        42.3      42.4       125.6     120.9
Provision for possible losses           3.2       5.2        12.5      15.3
Selling, general and administrative    35.4      31.7       102.8      91.3
                                      ------    ------      ------    ------
                                      283.1     267.8       814.6     761.1

Income before income taxes and
  equity in net earnings of affiliated
  companies                            28.6      31.1        99.5      82.9

Income taxes                           12.2      12.2        41.8      33.2
                                     ------    ------      ------    ------
Income before equity in net earnings
  of affiliated companies              16.4      18.9        57.7      49.7

Equity in net earnings of affiliated
  companies                            10.1       6.4        24.4      16.7
                                     ------    ------      ------    ------

Net income                           $ 26.5    $ 25.3      $ 82.1    $ 66.4
                                     ======    ======      ======    ======
Per common share:
  Net income                         $ 1.13    $ 1.09      $ 3.55    $ 2.80
Net income, assuming full dilution     1.08      1.04        3.36      2.75
Dividends declared                      .40      .375        1.20     1.125

Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

                         GATX CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                  In Millions


ASSETS

                                              September 30   December 31
                                                  1995          1994
                                              (Unaudited)
                                              ------------   -----------
Cash and cash equivalents                    $    22.1      $    27.3


Receivables
   Trade accounts                                108.2          101.6
   Finance leases                                530.8          533.4
   Secured loans                                 231.4          231.2
   Less - Allowance for possible
      losses                                    (102.6)         (89.6)
                                               ---------     ----------
                                                 776.6          767.6
Property, plant and equipment
  Railcars and support facilities              1,895.6        1,857.4
  Tank storage terminals and pipelines         1,222.0        1,171.8
  Great Lakes vessels                            204.1          203.4
  Operating lease investments and other          450.1          412.3
                                              ---------      ----------
                                               3,771.8        3,644.9

  Less - Allowances for depreciation          (1,513.5)      (1,452.6)
                                             ---------       ---------
                                               2,258.3        2,192.3


Investments in affiliated companies              403.5          365.3


Other assets                                     311.4          289.2
                                             -----------    -----------

TOTAL ASSETS                                 $ 3,763.1      $ 3,650.7
                                             ==========     ==========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                              September 30   December 31
                                                  1995          1994
                                               (Unaudited)
                                              ------------    -----------
Accounts payable                              $   207.4      $   269.5

Accrued expenses                                   58.5           49.6

Debt
    Short-term debt                               312.0          268.2
    Long-term debt                              1,631.0        1,549.7
    Capital lease obligations                     242.4          255.4
                                              ----------      ----------
                                                2,185.4        2,073.3

Deferred income taxes                             262.9          257.5

Other deferred items                              336.7          338.4
                                              ----------      ----------

  Total liabilities and deferred items          3,050.9        2,988.3

Shareholders' equity
  Preferred Stock                                   3.4            3.4
  Common Stock                                     14.3           14.2
  Additional capital                              324.4          318.1
  Reinvested earnings                             401.7          353.5
  Cumulative foreign currency
    translation adjustment                         15.5           20.3
                                               ----------     ----------
                                                  759.3          709.5
  Less - Cost of common shares in treasury        (47.1)         (47.1)
                                               ----------     ---------
    Total shareholders' equity                    712.2          662.4


TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY                 $ 3,763.1      $ 3,650.7
                                              =========      =========

                       GATX CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                 In Millions

                                               Three Months Ended    Nine Months Ended
                                                   September 30         September 30
                                                  1995      1994       1995      1994
                                                -------  --------   -------   --------
OPERATING ACTIVITIES
Net income                                     $  26.5   $  25.3    $  82.1   $  66.4
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Realized gain on disposition of leased
     equipment                                    (5.5)     (4.3)     (31.4)    (12.4)
  Provision for depreciation and amortization     42.3      42.4      125.6     120.9
  Provision for possible losses                    3.2       5.2       12.5      15.3
  Deferred income taxes                            3.6       5.4       10.4       7.9
Net change in trade receivables, inventories,
  accounts payable and accrued expenses            1.9      (6.1)     (59.7)     38.4
Other                                            (10.5)     (6.7)     (30.5)    (64.1)
                                               --------    -------   --------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES        61.5      61.2      109.0     172.4

INVESTING ACTIVITIES
Additions to property, plant and equipment      (183.8)   (111.1)    (404.0)   (277.7)
Additions to equipment on lease,
  net of nonrecourse financing                   (55.6)    (23.5)    (179.6)   (129.0)
Secured loans extended                           (12.6)     (9.6)     (58.2)    (55.3)
Investments in affiliated companies              (32.1)      (.3)     (38.3)     (1.1)
Progress payments and other                       (8.3)        -      (20.1)     (1.0)
                                               --------   -------   --------    ------
  Capital additions                             (292.4)   (144.5)    (700.2)   (464.1)
Portfolio proceeds:
  From disposition of leased equipment            10.5      17.5      123.3      42.6
  From return of investment                       22.6      54.4      103.0      99.9
                                               ---------  -------   --------  --------
  Total portfolio proceeds                        33.1      71.9      226.3     142.5
Proceeds from other asset dispositions           251.5     131.4      269.4     146.1
                                             ---------    -------   --------  --------
  NET CASH  (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                    (7.8)      58.8     (204.5)   (175.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           .3       25.0      203.9     139.2
Repayment of long-term debt                     (36.7)     (13.8)    (115.6)    (93.6)
Net (decrease) increase in short-term debt      (19.6)    (104.1)      43.8       3.5
Repayment of capital lease obligations           (4.9)      (5.0)     (12.9)    (11.0)
Issuance of Common Stock under employee
  benefit programs                                2.8         .1        5.1       3.9
Cash dividends                                  (11.4)     (10.8)     (34.0)    (32.3)
                                              ---------    -------   --------  ------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                        (69.5)    (108.6)      90.3       9.7
                                              ---------   -------   --------  ------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                         $(15.8)   $  11.4    $  (5.2)  $   6.6
                                              =========  =======    ========  =======


                     MANAGEMENT'S DISCUSSION OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 1995
                        TO FIRST NINE MONTHS OF 1994
GENERAL

GATX Corporation's net income for the first nine months of 1995 was $82 million or $3.55 per common share compared to net income of $66 million
or $2.80 per common share for the first nine months of 1994.   On a
fully diluted basis, earnings per share were $3.36 compared to fully diluted earnings of $2.75 per share for the 1994 period.

Gross income increased 8% while net income increased 24% as a result of strong performance at GATX's largest subsidiaries. GATX's railcar leasing and management subsidiary (Transportation) continued to operate at high utilization rates while adding significant numbers of railcars to its fleet. GATX's terminal and pipeline subsidiary (Terminals) reported strong pipeline results, incremental contributions from recently acquired terminals and increased income from international joint ventures; these operating improvements were offset by increased expenses on infrastructure upgrades and by a decline in overall petroleum inventory levels. At Financial Services, higher gains, fees and joint venture income related to the remarketing of assets contributed to the increase.

Operating activities provided $109 million of cash flow during the first nine months of 1995, a $63 million decrease from the first nine months of 1994. Net income adjusted for non-cash items generated $199 million, up $1 million from the first nine months of 1994. The $19 million increase in realized gains on disposition of leased equipment effectively decreased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $65 million less cash in 1995 largely due to a $48 million refund of a deposit in the first quarter of 1995 as the result of a lessee's exercise of its option to return four DC-10 aircraft.

Proceeds of $226 million were generated from the portfolio compared to $143 million in the first nine months of 1994. Proceeds from the disposition of leased equipment of $123 million, primarily from the sale of aircraft and rail equipment, were $81 million more than the prior year. Proceeds of $103 million from the recovery of investment increased slightly over the 1994 period. Net cash proceeds from other asset dispositions in both 1995 and 1994 primarily consisted of the proceeds received from the sale leaseback of railcars at Transportation.

Capital additions in the first nine months of 1995 totaled $700 million compared to $464 million in the comparable 1994 period. Transportation invested $307 million in the railcar fleet compared to $179 million in 1994; approximately $12 million was expended on the upgrade to the repair facilities each year. Terminals' capital spending of $104 million increased $24 million from the comparable period of 1994 which is primarily the result of the acquisition of an interest in a pipeline in the Northwest and the expansion of an existing pipeline in Central Florida. Portfolio additions at Financial Services of $271 million were
$86 million higher than for the first nine months of 1994.   Full year
1995 capital spending is forecasted to exceed $900 million, although a portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATX's available financing sources.

GATX had available unused committed lines of credit totaling $251 million at September 30, 1995. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $275 million of notes and $270 million of pass through trust certificates have been issued. During the quarter, GATC completed two sale leasebacks of GATC railcars totaling $250 million, $177 million of which was the debt
portion.   GATX Capital has a $300 million shelf registration, under
which $135 million of medium-term notes have been issued.   Neither GATC
nor GATX Capital issued any medium-term notes during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

------------------------------------------------------------------------

                           Nine Months Ended
(In Millions)                  September 30
                          -------------------
                            1995       1994           Change
                           ------     ------   ------------------
Gross Income               $266.4     $238.8    $  27.6      12%


Net Income                 $ 46.5     $ 40.7    $   5.8      14%

-----------------------------------------------------------------------

Transportation's gross income increased 12% from the comparable prior year period due to 6,400 additional railcars on lease as a result of the high level of railcar additions and increased utilization. In addition, lease rates were slightly higher. At quarter end, 60,900 railcars were on lease compared to 54,500 railcars a year ago. Domestic fleet utilization at September 30, 1995 was 95% compared to 93% a year ago.

Net income increased 14% from the first nine months of 1994 reflecting the higher revenues. In addition, higher income was generated from invested funds and a gain was recorded on the sale of a parcel of land in Mexico. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 10% due to the increased fleet size and increased number of cars repaired, primarily at Transportation's service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size and higher interest rates. SG&A increased 18% primarily as a result of increased compensation costs and expenses related to new operations in Mexico.



TERMINALS AND PIPELINES

------------------------------------------------------------------------

                           Nine Months Ended
(In Millions)                  September 30
                           ------------------
                            1995       1994             Change
                           ------     ------   -------------------
Gross Income               $237.1     $220.3    $  16.8        8%


Net Income                 $ 24.9     $ 23.3    $   1.6        7%

------------------------------------------------------------------------

Terminals' gross income increased 8% from the first nine months of 1994 reflecting incremental revenues from newly-acquired terminals and strong petroleum activity in the first half of 1995, especially in the Los Angeles market. Higher revenues at Terminals' two domestic pipelines were offset by the absence of revenues at the Wyco pipeline following
its sale early this year.   Capacity utilization at Terminals' wholly-
owned facilities was 87% at the end of the third quarter compared to 94% a year ago, reflecting the effects of lower industry-wide petroleum inventory levels and tanks out of service for repairs and upgrades. Throughput for the nine months was 484 million barrels compared to 513 million barrels a year ago. The additional throughput at newly-acquired terminals was offset by the absence of throughput at Wyco; lower overall throughput reflects the mild winter, lower blending activity, refinery turnarounds, tanks out of service, and contract terminations with a large customer.

Net income of $25 million increased 7% from the first nine months of
1994.   Higher revenues were partially offset by additional operating expenses incurred due to improvements in information systems, asset upgrades and personnel training. Interest expense grew from financing recent acquisitions. Operating margins were slightly higher than last year. Earnings at the foreign affiliates of $11 million increased $2 million due to strong demand at the Spanish and Singapore terminals.

FINANCIAL SERVICES

------------------------------------------------------------------------

                           Nine Months Ended
(In Millions)                September 30
                          -------------------
                            1995       1994             Change
                           ------     ------   -------------------
Gross Income               $163.2     $150.5    $  12.7        8%


Net Income                 $ 29.2     $ 18.1    $  11.1       61%

------------------------------------------------------------------------

Financial Services' year-to-date gross income increased $13 million from the first nine months of 1994. The increase was principally due to higher disposition gains and fee income, both largely from the remarketing of rail equipment from the company's owned and managed portfolios, partially offset by lower lease and interest income. Pretax disposition gains were $29 million for the first nine months of 1995 compared to $11 million for the comparable 1994 period. Gains from the sale of assets do not fall evenly period to period and are not projected in the fourth quarter to be at the levels seen earlier this year.

Net income of $29 million increased $11 million from the comparable 1994 period due to the increased revenues, partially offset by increased interest and SG&A expenses. The year-to-date loss provision of $12 million was $3 million lower than the 1994 year-to-date provision. The loss reserve at September 30, 1995 was $95 million, or 6.5% of total portfolio investments. SG&A increased as result of higher compensation and benefits expense and additional information systems costs. Equity in net earnings of affiliated companies increased $5 million primarily due to improved earnings at an international aircraft joint venture and proceeds from the sale of a real estate investment.

GREAT LAKES SHIPPING

------------------------------------------------------------------------

                           Nine Months Ended
(In Millions)                 September 30
                          -------------------
                            1995       1994             Change
                           ------     ------   -------------------
Gross Income               $  57.4    $ 54.2    $   3.2        6%


Net Income                 $   5.5    $  3.6    $   1.9       53%

------------------------------------------------------------------------

American Steamship Company's gross income for the first nine months of 1995 increased $3 million from the prior year period as severe spring weather conditions delayed the start of the 1994 shipping season. Tonnage carried in the first nine months of 1995 was 17.4 million tons
compared to 17.2 million tons in the first nine months of 1994.   In
addition, freight revenue per ton increased slightly.

Net income increased $2 million from the first nine months of 1994 as a result of the higher gross income and an increased contribution margin due to efficient vessel operations and cost controls.


LOGISTICS AND WAREHOUSING

------------------------------------------------------------------------

                           Nine Months Ended
(In Millions)                 September 30
                           -----------------
                            1995       1994             Change
                           ------     ------   -------------------
Gross Income               $190.6     $182.8    $   7.8         4%


Net Income                 $   .1     $  (.9)   $   1.0        NM

------------------------------------------------------------------------

GATX Logistics' gross income increased 4% from the first nine months of 1994 due to new customers, higher volumes from existing customers, and some rate increases.

Net income of $.1 million was $1 million higher than the 1994 comparable period due to improved margins and lower amortized costs, partially offset by higher SG&A costs related to increased headcount and associated costs. Margins improved due to new business, price increases, volume levels and reduced empty space cost in public warehousing.

               COMPARISON OF THIRD QUARTER 1995 TO
                      THIRD QUARTER 1994

GENERAL

For the third quarter 1995, net income was $26 million or $1.13 per share as compared to net income of $25 million or $1.09 per share for the third quarter of 1994.

GROSS INCOME

-----------------------------------------------------------------------

(In Millions)                  Three Months Ended
                                  September 30
     Business Segment           1995       1994            Change
--------------------------     ------      ------     -----------------
Railcar Leasing and
  Management                  $ 90.8     $ 80.8       $ 10.0       12%
Terminals and Pipelines         77.7       76.4          1.3        2
Financial Services              48.2       52.4         (4.2)      (8)
Great Lakes Shipping            29.2       28.7           .5        2
Logistics and Warehousing       66.4       61.6          4.8        8


----------------------------------------------------------------------

NET INCOME (LOSS)

----------------------------------------------------------------------

(In Millions)                Three Months Ended
                                 September 30
     Business Segment          1995        1994          Change
------------------------     ------       -----    ----------------
Railcar Leasing and
  Management                  $15.6       $14.0     $ 1.6        11%
Terminals and Pipelines         8.2         8.2         -         -
Financial Services              7.6         6.6       1.0        15
Great Lakes Shipping            2.9         2.1        .8        38
Logistics and Warehousing        .2         (.1)       .3        NM

----------------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the nine-month periods.

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

GATX previously reported a decision in the matter of General American Transportation Corporation v. Cryo-Trans, Incorporated, permanently enjoining GATC from infringement of a patent in the construction and use of GATC's Arcticar [TM] cryogenically cooled railcar, and entering a judgment against GATC in the amount of $9.7 million. The judgment has been reduced to approximately $9 million and GATC has filed an appeal of the decision with the Federal Circuit Court of Appeals. Any additional costs which may result from the injunction are not considered to be material.

The provisional settlement previously reported with respect to the claims against GATC arising out of the July 1991 derailment near
Dunsmuir, California, has been concluded.

Terminals has entered into an agreement with the United States
Environmental Protection Agency to pay $150,000 in civil penalties for its alleged failure to comply with state and federal statutes related to hazardous waste management associated with two rainwater collection ponds at its Taft, Florida, terminal.

GATX has previously reported that in Searls vs. Glasser, et al, a class action suit filed against GATX and five of its senior officers, the decision of the District Court granting a motion for summary judgment in favor of GATX and such officers was appealed. In August, the U.S. Court of Appeals for the 7th Circuit affirmed the decision of the District Court. The plaintiffs have filed with the Court of Appeals a Petition for Rehearing In Banc. There has been no decision by the Court of Appeals with respect to such Petition.

Item 6.  Exhibits and Reports on Form 8-K                           Page

(a)  11A Statement regarding computation of per share earnings       13

     11B Statement regarding computation of per share earnings       14
         (full dilution)

     27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1995. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q

(b) No reports on Form 8-K were filed during the reporting period.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GATX CORPORATION
                                          (Registrant)


                                       /s/David M. Edwards
                                       ------------------------
                                          David M. Edwards
                                      Vice President, Finance
                                       and Chief Financial
                                              Officer
                                     (Duly Authorized Officer)


Date: November 10, 1995

                                                               Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES

               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                       AND COMMON STOCK EQUIVALENTS

                       In Millions, Except Per Share Amounts

                                       Three Months Ended     Nine Months Ended
                                           September 30          September 30
                                          1995     1994        1995      1994
                                         ------    ------     -----      ----
Average number of shares of
  Common Stock outstanding                 20.1     19.9       20.0      19.8

Shares issuable upon assumed exercise
  of stock options, reduced by the number
  of shares which could have been
  purchased with the proceeds from
  exercise of such options                   .4       .3         .3        .3

Total                                      20.5     20.2       20.3      20.1
                                          ======   ======     =====    ======


Net income                               $ 26.5   $ 25.3     $ 62.1    $ 66.4

Deduct - Dividends paid and accrued on
  Preferred Stock                           3.3      3.3        9.9      10.0
                                          ------   ------     -----    ------
Net income, as adjusted                  $ 23.2   $ 22.0     $ 72.2    $ 56.4
                                         ======   ======     ======    ======

Net income per share                     $ 1.13   $ 1.09     $ 3.55    $ 2.80
                                         ======   ======     ======    ======



                                                                  Exhibit 11B

                      GATX CORPORATION AND SUBSIDIARIES

            COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                     AND COMMON STOCK EQUIVALENTS
                       ASSUMING FULL DILUTION

                 In Millions, Except Per Share Amounts

                                       Three Months Ended    Nine Months Ended
                                           September 30           September 30
                                         1995       1994     1995      1994
                                         ----       ----     ----      ----

Average number of shares used to
  compute primary earnings per share     20.5       20.2      20.3       20.1

Common Stock issuable upon assumed
  conversion of Preferred Stock           4.0        4.0       4.1        4.1
                                        -----      -----     -----       -----

Total                                    24.5       24.2      24.4       24.2
                                       ======     ======      =====     ======


Net income as adjusted per primary
  computation                          $ 23.2     $ 22.0    $ 72.2     $ 56.4

Add - Dividends paid and accrued on
  Preferred Stock                         3.3        3.3       9.9       10.0
                                       ------     ------    ------     ------
Net income, as adjusted                $ 26.5     $ 25.3    $ 82.1     $ 66.4
                                       ======     =======   ======     =======

Net income per share, assuming full
  dilution                             $ 1.08     $ 1.04    $ 3.36      $ 2.75
                                       ======     ======    ======      ======