Form 10-K
period 1995-12-31
GATX CORP
filed 1996-03-22
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     Form 10-K

           X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995
                                         OR

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

     Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class or series                          on which registered
-----------------------------                         ------------------------

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

                                     None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      -----
      As of March 8, 1996, 20,148,305 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 8, 1996 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $919.3 million.

                       Documents Incorporated by Reference

       Portions of the GATX Annual Report to Shareholders for the year ended December 31,1995 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 13, 1996 are incorporated by reference into
Part III.

PART I

Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; own and operate tank storage terminals, pipelines and related facilities; provide equipment and capital asset financing and related services; engage in Great Lakes shipping; and provide distribution and logistics support services and warehousing facilities. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995 on page 31 and pages 36 through 39, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

INDUSTRY SEGMENTS

                          RAILCAR LEASING AND MANAGEMENT

The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1995, its domestic fleet consisted of approximately 64,900 railcars, including 53,900 tank cars and 11,000 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. In addition, Transportation has approximately 1,500 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars.
Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:

                                                    Year Ended December 31,
                                            -------------------------------------
                                             1995    1994    1993    1992    1991
                                            ------   -----   -----  -----   -----
Tank car fleet capacity
  (in millions of gallons)                   1,176   1,090   1,024     993     977

Number of railcars added to domestic fleet   6,200   4,900   3,000   1,600   1,500

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1995, approximately 54% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 7% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's domestic railcars as of December 31, 1995 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic and one foreign service center, and 25 mobile trucks in 17 locations. Transportation also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 207,000 tank cars owned and leased in the United States at December 31, 1995, Transportation had approximately 53,900. Principal competitive factors include price, service and availability.

                            TERMINALS AND PIPELINES

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 28 terminals in 11 states, and eight terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1995, Terminals had a total storage capacity of 75 million barrels. This includes 55 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 13 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly owned facilities was 85% at the end of 1995; throughput for the year was 655 million barrels.

For 1995, 75% of Terminals' revenue was derived from petroleum products, 23% from a variety of chemical products, and 2% from other products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves approximately 300 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 5% of Terminals' revenue. Customer service contracts are both short term and long term. Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminalling companies. The domestic public terminalling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminalling companies. In addition to public terminalling companies, oil and chemical companies also have significant storage capacity in their own private facilities. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

                                 FINANCIAL SERVICES

GATX Financial Services, through its principal subsidiary, GATX Capital Corporation, provides asset-based financing of transportation and industrial equipment through capital leases, secured equipment loans, and operating leases. GATX Capital also provides related financial services which include the arrangement of lease transactions for investment by other lessors and the management of lease portfolios for third parties. In these underwriting and management activities, GATX Capital seeks fee income and residual participation income. In addition to its San Francisco headquarters, GATX Capital has offices in four U.S. cities and five foreign countries.

The financial services industry is both crowded and efficient. GATX Capital is one of the larger non-bank capital services companies. GATX Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease underwriters and brokers, investment bankers, and also with the manufacturers of equipment. Financing companies compete on the basis of service, effective rates and transaction structuring skills.

GATX Capital participates in selected areas where it believes the application of its strengths can result in above-market returns in exchange for assuming appropriate levels of risk. GATX Capital has developed a portfolio of assets diversified across industries and equipment classifications, the largest of which include aircraft and rail. At December 31, 1995, GATX Capital had approximately 800 financing contracts with 600 customers, aggregating $1.5 billion of investments before reserves. Of this amount, 39% consisted of investments associated with commercial jet aircraft, 18% railroad equipment, 13% warehouse and production equipment, 10% information technology equipment, 7% marine equipment, 4% golf courses, and 9% other.

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

In 1995, ASC carried 25.5 million tons of cargo. The primary materials ASC transported were iron ore, coal and limestone aggregates. Other commodities transported include sand, salt, potash, gypsum, grain, marble chips and slag. ASC's revenue source by industry served during 1995 was 49% steel, 23% power generation; 20% construction and 8% other. No single customer accounts for more than 24% of ASC's revenue.

ASC competes with three other U.S. flag Great Lakes commercial fleets, which include U.S.S. Great Lakes Fleet, Inc., Oglebay Norton Company, and Interlake Steamship, and with all steel companies which operate captive fleets. Great Lakes shipping is the only major activity of GATX which consumes substantial quantities of petroleum products; fuel for these operations is presently in adequate supply. Competition is based primarily on service and price. ASC is headquartered in Williamsville, New York, with one regional office.

                          LOGISTICS AND WAREHOUSING

GATX Logistics, Inc. (Logistics) is one of the largest third-party providers of distribution and logistics support services and warehousing facilities in the United States. Logistics, headquartered in Jacksonville, Florida, operates 104 facilities covering approximately 24 million square feet of warehousing space in North America with utilization of 97 percent at the end of 1995. Value-adding services are strategically the most important benefit GATX Logistics provides. Examples of these services are logistics planning, information systems, just-in-time delivery systems, packaging, sub-assembly, and returns management.

GATX Logistics serves about 650 customers, many of which are Fortune 1000-type companies. Most customers are manufacturers, but the customer base also includes retailers. In the warehousing sector, GATX Logistics competes primarily with in-house or private operations and with other national operators as well as multi-regional and local operators. In providing transportation and logistics services, GATX Logistics competes with the major trucking companies and providers of specialized distribution services.

GATX Logistics' revenue source by industry served during 1995 was 22% motor vehicle parts and components, 16% grocery, 14% consumer products, 11% major appliances, 8% farm and construction equipment, 7% electronics, 5% chemical, 3% health care, and 14% other. No single customer accounts for more than 9% of Logistics' revenue.

Trademarks, Patents and Research Activities
-------------------------------------------
Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Seasonal Nature of Business
---------------------------
Great Lakes shipping is seasonal due to the effects of winter weather conditions. However, seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

Customer Base
-------------
GATX and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATX as a whole.

Employees
---------
GATX and its subsidiaries have approximately 5,900 active employees, of whom 25% are hourly employees covered by union contracts.

Environmental Matters
---------------------
Certain operations of GATX's subsidiaries (collectively GATX) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATX is committed to protecting the environment, as well as complying with applicable environmental protection laws and regulations. GATX, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATX's foreign operations are subject to environmental regulations in effect in each respective jurisdiction.

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

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATX may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GATX has provided indemnities for environmental issues to the buyers of three divested companies for which GATX believes it has adequate reserves.

GATX's environmental reserve at the end of 1995 was $94 million and reflects GATX's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $14 million in 1995 and $27 million in 1994; 1994 included $13 million recorded in conjunction with terminal acquisitions. Expenditures charged to the reserve amounted to $16 million and $12 million in 1995 and 1994, respectively.

In 1995, GATX made capital expenditures of $18 million for environmental and regulatory compliance compared to $15 million in 1994. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $28 million in 1996. GATX anticipates it will make annual expenditures at a similar level over the next five years.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995 on page 68, GATX Location of Operations (page reference is to the Annual Report to Shareholders). The major portion of Terminals' land is owned; the balance is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings

A railcar owned by Transportation was involved in a derailment near Dunsmuir, California, in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against General American Transportation Corporation (GATC), or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases, and has resolved the claims of the plaintiffs who opted out of the class. There was one other case seeking recovery for response costs and natural resource damages: State of California, et al, vs. Southern Pacific, et al, filed in the Eastern District of California (CIV-S-92 1117). All other actions were consolidated with these two cases. GATC was also named as a potentially responsible party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim was also consolidated in the suit in the Eastern District of California. GATC has now entered into settlement agreements with the United States of America, the State of California, Southern Pacific and certain other defendants settling all material claims arising out of the above incident in an amount not material to GATC.

On July 14, 1995, a judgment in the amount of $9.7 million was entered against GATC by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans,
Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. That judgment has been reduced to approximately $9 million. GATC was also permanently enjoined from any further infringement of the patent as of August 1, 1995, subsequently extended to September 1, 1995. Of GATC's 65,000 railcar fleet, the injunction affected only 180 railcars, 80 of which were on lease and 100 on order. GATC has filed an appeal of the decision with the Federal Circuit Court of Appeals. Even in the event of an adverse decision on appeal, GATX does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATX.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947) and settled November, 1995; Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047) and settled November 1995; Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876) and settled May, 95; Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173) and settled April,1995; Mary Washington v. Southern Pacific, et al, filed May 1990 (No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275936); Brooks, et al,
v. Southern Pacific, et al, filed May 1990 (No. 256176) and settled February 1994; Goldie, et al, v. Southern Pacific, et al, filed May 1990 and dismissed July 1993, appeal pending; Irby, et al, v. Southern Pacific, et al, (No. 255715) filed April 1990; Esparza, et al, v. Southern Pacific, et al, (No. 256433) filed May 1990 and settled February 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990; Nancy Washington, et al, v.Southern Pacific, et al, (No. 256435) filed May 1990. As Terminals' insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered to date, GATX believes that the likelihood of a material adverse effect on GATX's consolidated financial position or operations is remote.

In October 1991, GATX and five of its senior officers were named as defendants in Searls vs. Glasser, et al, filed in the U.S. District Court for the Northern District of Illinois, a class action lawsuit filed on behalf of certain purchasers of GATX's common stock alleging violation of the securities laws, common law fraud and negligent misrepresentation in various public statements made by GATX during 1991 concerning 1992 forecasted earnings. Upon the completion of extensive discovery, the District Court granted a motion for summary judgment in favor of GATX. That judgment was appealed and in August 1995 the U.S. Court of Appeals for the 7th Circuit affirmed the decision of the District Court. The plaintiffs then filed a petition with the Court of Appeals for a Rehearing In Banc which was denied. As the time for filing an appeal from the decision of the Court of Appeals has expired, that decision is now final. Accordingly, as there are no further avenues of appeal available to the plaintiff, this matter is now closed.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                                 Office
                                                                 Held
      Name                       Office Held                     Since     Age
----------------      ----------------------------------        -------   -----
James J. Glasser      Chairman of the Board                       1978      61

Ronald H. Zech        President and Chief Executive Officer       1996      52

David M. Edwards      Vice President, Finance and                 1994      44
                        Chief Financial Officer

David B. Anderson     Vice President, Corporate Development,      1995      54
                         General Counsel and Secretary

William L. Chambers   Vice President, Human Resources             1993      58

Ralph L. O'Hara       Controller                                  1986      51

Brian A. Kenney       Treasurer                                   1995      36

     Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. In 1994 Mr. Zech was elected as President and Chief Operating Officer of GATX. On January 1, 1996, he was elected as Chief Executive Officer. Mr. Edwards was Senior Vice President - Finance and Administration of GATX Financial Services from 1990 to 1994. Mr. Anderson was Vice President, Corporate Development, General Counsel and Secretary of Inland Steel Industries from 1986 until 1995. Concurrently, he served as President of Inland Engineered Materials Corporation. Mr. Chambers was engaged in human resource consulting from 1991 until 1993. Mr. Kenney was Managing Director, Corporate Finance and Banking, for AMR Corporation from 1990-1995.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995 on page 63, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995, on pages 64 and 65, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995, the management discussion and analysis of 1995 compared to 1994 on pages 33, 34, 35, 41, 43, 45 and 46, the financial data of business segments on pages 36 through 39, and the management discussion and analysis of 1994 compared to 1993 on pages 66 and 67, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

      Statements of Consolidated  Income and Reinvested  Earnings -- Years ended
        December 31, 1995, 1994 and 1993 on page 40.
      Consolidated Balance Sheets -- December 31, 1995 and 1994, on page 42. Statements of Consolidated Cash Flows -- Years ended December 31, 1995,
        1994 and 1993, on page 44.
      Notes to Consolidated Financial Statements on pages 47 through 62.

Quarterly results of operations are contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1995 on page 63, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 13, 1996, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 13, 1996, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 13, 1996, which sections are incorporated herein by reference. The following are the only persons known to the Company who beneficially owned as of March 12, 1996 more than 5% of the Company's $3.875 Cumulative Convertible Preferred Stock ("CCP Stock"):

Name and Address of             Shares Beneficially
Beneficial Owner                      Owned              Percent of Class
-------------------             -------------------      ----------------

Fiduciary Trust                      300,700                 8.87%
Company International (1)
Two World Trade Center,
New York, New York

SAFECO Corporation (2)               221,000                 6.52%
SAFECO Plaza
Seattle, Washington 98135

(1) According to Schedule 13Gs dated February 1, 1996 furnished to the Company, United Nations Joint Staff Pension Fund ("UN") and its appointed Investment Advisor, Fiduciary Trust Company ("Fiduciary"), share voting and dispositive power with respect to 300,000 shares of the CCP Stock and Fiduciary has sole dispositive and sole voting power over 700 shares of the CCP Stock. The 300,700 shares represent voting over 1.28% of the shares of Company Stock entitled to vote at the Company's Annual Meeting.

(2) According to a Form 13F filed with the Securities and Exchange Commission on January 26, 1996, SAFECO Corporation has sole voting authority over and shares investment discretion over 221,000 shares of the CCP Stock, 111,000 of which are managed by General Insurance Company of America and 110,000 of which are managed by SAFECO Asset Management Company. The 221,000 shares of CCP Stock represent .94% of the shares of the Company stock entitled to vote at the Company's Annual Meeting.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.


a)             1.    -Financial Statements

                     The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1995, are filed in response to Item 8:

                     Statements of Consolidated  Income and Reinvested  Earnings
                       -- Years ended December 31, 1995, 1994 and 1993
                     Consolidated Balance Sheets -- December 31, 1995 and 1994 Statements of Consolidated Cash Flows -- Years ended
                       December 31, 1995, 1994 and 1993
                     Notes to Consolidated Financial Statements

               2.    -Financial Statement Schedules:
                                                                           Page

                     Schedule I    Condensed Financial
                                     Information of Registrant.............  17

                     Schedule II   Valuation and Qualifying Accounts.......  21

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

 3B. By-Laws of GATX Corporation, as amended and restated as of July 29, 1994, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328.

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

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.

10C. Management Incentive Plan dated January 1, 1995, file number 1-2328, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.

10D. Management Incentive Plan dated January 1, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10E. GATX Corporation Deferred Fee Plan for Directors, effective April 1982, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

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

Exhibit
Number                               Exhibit Description                   Page

10H. 1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

10I. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.

10J. Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors incorporated by reference to GATX's Annual Report on
           Form 10-K for the  fiscal  year ended  December  31, 1989,
           file  number   1-2328  and  between  GATX  and  certain  other
           participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1990,  file number 1-2328.

10K. Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328.

10L. Director Retirement Plan effective January 1, 1992, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 1-2328.

10M. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1995, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1995, file number 1-2328.

10N. Agreements for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and an additional executive officer dated as of July 1, 1995 and between GATX and another executive officer dated as of January 1, 1996 file number 1-2328. Submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10O. Agreement dated July 29, 1994, supplementing the Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and Ronald H. Zech, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328.

Exhibit
Number                                 Exhibit Description                 Page

10P. Letter Agreement dated August 17, 1993 between William Chambers and GATX, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, file number 1-2328.

10Q. Letter Agreement dated May 31, 1995 between David B. Anderson and GATX, file number 1-2328. Submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10R. Arrangements between James J. Glasser and GATX associated with Mr. Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996 entitled "Termination of Employment and Change of Control Arrangements" are incorporated herein by reference thereto, file number 1-2328.

11A.       Statement regarding computation of per share earnings.            22

11B.       Statement regarding computation of per share earnings
           (full dilution)                                                   23

12.        Statement regarding computation of ratios of earnings to combined
           fixed charges and preferred stock dividends.                      24

13. Annual Report to Shareholders for the year ended December 31, 1995, pages 31-70, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.        Subsidiaries of the Registrant.                                   25

23.        Consent of Independent Auditors.                                  26

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

99A. Undertakings to the GATX Corporation Salaried Employees Retirement Savings Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.

99B. Undertakings to the GATX Corporation 1995 Long Term Incentive Compensation Plan for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders
and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation for the year ended December 31, 1995. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                            ERNST & YOUNG LLP

Chicago, Illinois
January 23, 1996

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GATX CORPORATION
                                                       (Registrant)



                                        /s/Ronald H. Zech
                                  --------------------------
                                           Ronald H. Zech
                                            President,
                               Chief Executive Officer and Director
                                          March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



     James J. Glasser    Chairman of the Board      By  /s/David B. Anderson
                         and Director                  ----------------------
                                                          (David B. Anderson,
  /s/Ronald H. Zech                                        Attorney-in-Fact)
-----------------------                                    Date: March 22, 1996
     Ronald H. Zech      President,
     March 22, 1996      Chief Executive Officer and Director

  /s/David M. Edwards
-----------------------
     David M. Edwards    Vice President Finance and
     March 22, 1996      Chief Financial Officer

  /s/Ralph L. O'Hara
-----------------------
     Ralph L. O'Hara     Controller and
     March 22, 1996      Principal Accounting Officer



   Franklin A. Cole             Director            By /s/David B. Anderson
   James W. Cozad               Director               ---------------------
   James M. Denny               Director                 (David B. Anderson,
   William C. Foote             Director                  Attorney-in-Fact)
   Deborah M. Fretz             Director
   Richard A. Giesen            Director
   Miles L. Marsh               Director
   Charles Marshall             Director
   Michael E. Murphy            Director
                                                      Date: March 22, 1996


                   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                         GATX CORPORATION
                                         (PARENT COMPANY)

                                      STATEMENTS OF INCOME

                                         (In Millions)




                                                 Year Ended December 31
                                           ---------------------------------
                                                1995       1994       1993
                                            --------   ---------   --------

Gross loss                                 $   (1.0)   $   (3.2)   $  (5.5)

Costs and expenses
   Interest                                    31.7        17.2       18.4
   Provision for depreciation                    .8          .7         .4
   Selling, general and administrative         20.4        18.3       23.2
                                           --------    --------    -------

                                               52.9        36.2       42.0
                                           --------    --------    -------

Loss before income taxes and share of net
  income of subsidiaries                      (53.9)      (39.4)     (47.5)

Income taxes (credit)                         (21.3)      (14.2)     (17.5)
                                            --------    --------    -------

Loss before share of net income
  of subsidiaries                             (32.6)      (25.2)     (30.0)

Share of net income of subsidiaries           133.4       116.7      102.7
                                            -------     -------     ------


Net income                                 $  100.8    $   91.5    $  72.7
                                             ======      ======     ======


          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                  GATX CORPORATION
                                  (PARENT COMPANY)

                                   BALANCE SHEETS

                                    (In Millions)

ASSETS

                                                               December 31
                                                       ------------------------
                                                           1995            1994
                                                       --------      ----------
Cash and cash equivalents                              $     .4      $      1.1

Property, plant and equipment                               9.2             8.4
Less - Allowance for depreciation                          (2.4)           (1.6)
                                                       --------        --------

                                                            6.8             6.8

Investment in subsidiaries                              1,223.1         1,169.0

Other assets                                               12.9            11.7
                                                       ---------      ---------






TOTAL ASSETS                                           $1,243.2      $  1,188.6
                                                       ========        ========




LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                            December 31
                                                    -------------------------
                                                        1995             1994
                                                    --------       ----------
Accounts payable and accrued expenses              $    24.9       $     27.7

Due to subsidiaries                                    458.6            444.2

Other deferred items                                    41.9             54.3
                                                   ---------       ----------

    Total liabilities and deferred items               525.4            526.2



Shareholders' equity:
  Preferred Stock                                        3.4              3.4
  Common Stock                                          14.3             14.2
  Additional capital                                   324.8            318.1
  Reinvested earnings                                  409.0            353.5
  Cumulative foreign currency
    translation adjustment                              13.4             20.3
                                                    --------       ----------

                                                       764.9            709.5
  Less - Cost of shares in treasury                    (47.1)           (47.1)
                                                   ----------      ----------


    Total shareholders' equity                         717.8            662.4
                                                   ---------       ----------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY                         $ 1,243.2       $  1,188.6
                                                   =========       ==========




            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                  GATX CORPORATION
                                  (PARENT COMPANY)

                             STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                               Year Ended December 31
                                           ------------------------------
                                               1995       1994     1993
                                            --------   --------  -------

OPERATING ACTIVITIES
  Net income                                $ 100.8    $  91.5    $   72.7
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Provision for depreciation                  .8         .7          .4
     Deferred income taxes (credit)           (10.8)      (5.8)       (9.1)
     Share of net income of subsidiaries
       less dividends received                (61.0)     (49.0)      (33.7)
  Other (includes working capital)             (4.3)       9.3         8.0
                                            --------    -------    -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                         25.5       46.7        38.3


INVESTING ACTIVITIES
  Additions to property, plant & equipment      (.9)       (.5)       (7.1)
                                            --------    -------    --------
NET CASH USED IN
  INVESTING ACTIVITIES                          (.9)       (.5)       (7.1)


FINANCING ACTIVITIES
  Issuance of Common Stock under
   employee benefit programs                    5.5        4.6         4.7
  Cash dividends to shareholders              (45.3)     (43.1)      (40.7)
  Advances (to) from subsidiaries              14.5       (6.7)        4.7
                                            --------    -------      ------
NET CASH USED IN
  FINANCING ACTIVITIES                        (25.3)     (45.2)      (31.3)

                                            --------   --------    --------

NET (DECREASE)  INCREASE
  IN CASH AND CASH EQUIVALENTS               $  (.7)   $   1.0     $   (.1)
                                             =======   =======     ========




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES
                                  (In Millions)

---------------------------------------------------------------------------------------------


     COL. A                   COL. B     COL. C     COL. D            COL. E        COL. F

---------------------------------------------------------------------------------------------



                                                    Additions
     DESCRIPTION             Balance at  Charged to Charged to                       Balance
                             Beginning   Costs and  Other Accounts-   Deductions-    at End
                             of Period   Expenses   Describe          Describe       of Period

-----------------------------------------------------------------------------------------------


Year ended December 31, 1995:
    Allowance for possible
       losses - Note A           $ 89.6    $ 18.4    $5.2(B)       $ 13.2(C)         $100.0

Year ended December 31, 1994:
    Allowance for possible
       losses - Note A           $ 96.0    $ 19.2    $ 2.5(B)      $ 28.1(C)         $ 89.6

Year ended December 31, 1993:
    Allowance for possible
      losses - Note A            $110.9    $ 29.6    $ 2.1(B)      $ 46.6(C)         $ 96.0


Note A - Deducted from asset accounts.
Note B - Represents recovery of amounts previously written off and a transfer from other accounts.
Note C - Represents  principally reductions in asset values charged off or transferred to claims and uncollectible amounts.



                                                                                                                        EXHIBIT 11A
                                                 GATX CORPORATION AND SUBSIDIARIES

                                           COMPUTATION OF NET INCOME (LOSS) PER SHARE OF
                                             COMMON STOCK AND COMMON STOCK EQUIVALENTS
                                              (In Millions, Except Per Share Amounts)

                                                                     Year Ended December 31
                                                  -----------------------------------------------------------
                                                    1995          1994         1993         1992         1991
                                                  -------       -------      -------      -------       -----

Average number of shares
   of Common Stock outstanding                      20.0           19.9        19.6         19.4         19.3
Shares issuable upon assumed exercise
   of stock options, reduced by the
   number of shares which could have
   been purchased with the proceeds
   from exercise of such options                      .4            .3           .3            *           .2
                                                 -------        ------       ------       ------       ------

Total                                               20.4          20.2         19.9         19.4         19.5
                                                 =======        ======       ======       ======       ======



Net income (loss)                                $ 100.8        $ 91.5       $ 72.7       $(16.5)      $ 82.7
Deduct - Dividends paid and
  accrued on Preferred Stock                        13.2          13.3         13.3         13.3         13.3
                                                 -------        ------       ------       ------       ------

Net income (loss), as adjusted                   $  87.6        $ 78.2       $ 59.4       $(29.8)      $ 69.4
                                                 =======        ======       ======       ======       ======

Net income (loss) per share                      $  4.30        $ 3.88       $ 2.99       $(1.53)      $ 3.56
                                                 =======        ======       ======       ======       ======




*  Common share equivalents are not considered in the computation of loss per share.



                                                                                                                        EXHIBIT 11B
                                                 GATX CORPORATION AND SUBSIDIARIES

                                  COMPUTATION OF NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND
                                 COMMON STOCK EQUIVALENTS ASSUMING FULL DILUTION
                           (PRINCIPALLY CONVERSION OF ALL OUTSTANDING PREFERRED STOCK)
                                     (In Millions, Except Per Share Amounts)

                                                           Year Ended December 31
                                           ------------------------------------------------
                                           1995     1994      1993      1992      1991
                                         -------   ------    -------   -------   -----

Average number of shares used to
   compute primary earnings per share       20.4     20.2      19.9      19.4      19.5
Common Stock issuable upon assumed
   conversion of Preferred Stock             4.0      4.0         *         *       4.1
                                         -------   ------    ------    ------    ------

Total                                       24.4     24.2      19.9      19.4      23.6
                                         =======   ======    ======    ======    ======

Net income (loss) as adjusted
  per primary computation                $  87.6   $ 78.2    $ 59.4    $(29.8)   $ 69.4
Add - Dividends paid and
  accrued on Preferred Stock                13.2     13.3         *         *      13.3
                                         -------   ------    ------    -------   ------

Net income (loss), as adjusted           $ 100.8   $ 91.5    $ 59.4    $(29.8)   $ 82.7
                                         =======   ======    ======    =======   ======

Net income (loss) per share,
   assuming full dilution                $  4.13   $ 3.78    $ 2.99    $(1.53)   $ 3.51
                                         =======   ======    ======    =======   ======

* Conversion of Preferred Stock is excluded from computation of fully diluted earnings because of antidilutive effects.

Additional fully diluted computation (1)
  Average number of shares used to
    compute primary earnings per share                         19.6      19.4
  Common stock issuable upon assumed
    conversion of Preferred Stock, and
    stock option exercises                                      4.4       4.3
                                                             -------   -------

                                                               24.0      23.7
  Net income (loss) as adjusted
    per primary computation                                  $ 59.4    $(29.8)
  Add - Dividends paid and accrued
    on Preferred Stock                                         13.3      13.3
                                                            -------    -------

                                                             $ 72.7    $(16.5)
                                                            =======    =======
  Net income (loss) per share,
    assuming full dilution                                  $  3.03    $( .70)
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



                                                                                                                         EXHIBIT 12
                                                 GATX CORPORATION AND SUBSIDIARIES

                                    COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES
                                                   AND PREFERRED STOCK DIVIDENDS
                                                  (In Millions Except For Ratios)

                                                        1995          1994       1993
                                                      --------      --------   ------
Earnings available for fixed charges:
Net income                                            $  100.8     $  91.5      $  72.7
Add:
Income taxes                                              47.6        48.8         51.4
Equity in net earnings of affiliated companies,
net of distributions received                              6.5         3.7          8.0
   Interest on indebtedness and amortization
of debt discount and expense                             170.1       148.2        151.8
   Amortization of capitalized interest                    1.1         1.1          1.1
   Portion of rents representative of
        interest factor (deemed to be one-third)          43.9        37.9         31.4
                                                      --------     --------      ------

Total earnings available for fixed charges            $  370.0     $ 331.2      $ 316.4
                                                      ========     ========      ======

Preferred dividend requirements                       $   13.2     $  13.3      $  13.3
Ratio to convert preferred
   dividends to pretax basis (A)                           169%        171%         197%
                                                      --------     --------     --------

Preferred dividend factor on pretax basis                 22.3        22.7         26.2
Fixed charges:
   Interest on indebtedness and amortization
        of debt discount and expense                     170.1       148.2        151.8
   Capitalized interest                                    6.2         3.0          2.7
   Portion of rents representative of interest
        factor (deemed to be one-third)                   43.9        37.9         31.4
                                                      --------      -------     -------

Combined fixed charges and
  preferred stock dividends                           $  242.5     $ 211.8      $ 212.1
                                                      ========     ========     =======

Ratio of earnings to combined fixed charges
   and preferred stock dividends (B)                      1.53x       1.56x        1.49x

 (A) To adjust preferred dividends to a pretax basis, income before income taxes and equity in net earnings of affiliated companies is divided by income before equity in net earnings of affiliated companies.
 (B)
           The ratios of earnings to combined fixed charges and preferred stock dividends represent the number of times "fixed charges and preferred stock dividends" were covered by "earnings." "Fixed charges and preferred stock dividends" consist of interest on outstanding debt
           and  capitalized   interest,   one-third  (the   proportion   deemed
           representative of the interest factor) of rentals, amortization of debt discount and expense, and dividends on preferred stock adjusted to a pretax basis. "Earnings" consist of consolidated net income before income taxes and fixed charges, less equity in net earnings of affiliated companies, net of distributions received.

                                                                    EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT



The following is a list of subsidiaries included in GATX's consolidated financial statements (excluding a number of subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary), and the state of incorporation of each:

General American  Transportation  Corporation (New  York)--includes one domestic
    subsidiary,   three  foreign  subsidiaries  and  interests  in  two  foreign affiliates, Business Segment--Railcar Leasing and Management GATX Terminals Corporation (Delaware)--three domestic subsidiaries, one foreign subsidiary, one domestic affiliate, and interests in ten foreign affiliates, Business Segment--Terminals and Pipelines
GATX Financial Services, Inc. (Delaware)--54 domestic subsidiaries (which includes GATX Capital Corporation), 12 foreign subsidiaries and eight domestic affiliates, Business Segment--Financial Services
GATX Logistics, Inc. (Florida)--29 domestic subsidiaries and two foreign subsidiaries, Business Segment--Logistics and Warehousing
American Steamship Company (New York)--12 domestic subsidiaries, Business
    Segment--Great Lakes Shipping

                                                                 EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the following: (i) Registration Statement No. 2-92404 on Form S-8, filed July 26, 1984; (ii) Registration
Statement No. 2-96593 on Form S-8, filed March 22, 1985; (iii) Registration Statement No. 33-38790 on Form S-8 filed February 1, 1991; (iv) Registration Statement No. 33-41007 on Form S-8 filed June 7, 1991; and (v) Registration Statement No. 33-61183 filed on July 20, 1995 of GATX Corporation, of our report dated January 23, 1996 with respect to the consolidated financial statements and schedules of GATX Corporation included and/or incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1995.


                                                           ERNST & YOUNG LLP




Chicago, Illinois
March 20, 1996

EXHIBIT FILED WITH DOCUMENT

10D. Management Incentive Plan dated January 1, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10N. Agreements for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and an additional executive officer dated as of July 1, 1995 and between GATX and another executive officer dated as of January 1, 1996 file number 1-2328. Submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10Q. Letter Agreement dated May 31, 1995 between David B. Anderson and GATX, file number 1-2328. Submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

11A.       Statement regarding computation of per share earnings.

11B.       Statement regarding computation of per share earnings
           (full dilution)

12. Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.

13. Annual Report to Shareholders for the year ended December 31, 1995, pages 31-70, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.        Subsidiaries of the Registrant.

23.        Consent of Independent Auditors.

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

99B. Undertakings to the GATX Corporation 1995 Long Term Incentive Compensation Plan for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.