Form 10-Q
period 1996-03-31
GATX CORP
filed 1996-05-14
CIK 40211

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------



                                       SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549




                                              Form 10-Q
                     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                                       OR

                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended                 Commission File Number
                 March 31, 1996                                 1-2328



                               GATX Corporation


       Incorporated in the                   IRS Employer Identification No.
        State of New York                              36-1124040


                                    500 West Monroe Street
                                 Chicago, Illinois  60661-3676
                                         (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Registrant had 20,150,573 shares of common stock outstanding as of April 30, 1996.



- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------



                                          PART I--FINANCIAL INFORMATION

                                        GATX CORPORATION AND SUBSIDIARIES


                                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                      In Millions, Except Per Share Amounts

                                                             Three Months Ended
                                                                 March 31
                                                           ------------------
                                                             1996         1995
                                                           --------     ------
Gross income.............................................$ 303.6       $ 290.8

Costs and expenses
    Operating expenses...................................  150.0         139.8
    Interest.............................................   43.9          38.8
    Provision for depreciation and amortization.......      44.5          40.7
    Provision for possible losses........................    3.0           6.2
    Selling, general and administrative..................   31.9          31.4
                                                          --------     ---------
                                                           273.3         256.9
                                                          -------      --------
Income before income taxes and equity in
    net earnings of affiliated companies.................   30.3          33.9

Income taxes.............................................   12.1          15.1
                                                          --------     --------

Income before equity in net earnings of affiliated
    companies.........................................      18.2          18.8

Equity in net earnings of affiliated companies........       6.5           6.9
                                                          ---------    --------

Net income...........................................    $  24.7       $  25.7
                                                         ========       =======

Per common share:
    Net income...........................................$   1.05      $  1.11
    Net income, assuming full dilution...................    1.01         1.06
    Dividends declared...................................     .43          .40

Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                                          -1-



                                         GATX CORPORATION AND SUBSIDIARIES


                                            CONSOLIDATED BALANCE SHEETS

                                                    In Millions


ASSETS

                                                       March 31      December 31
                                                           1996         1995
                                                     (Unaudited)
Cash and cash equivalents...........................  $    31.4      $     34.8

Receivables
    Trade accounts..................................      100.6           115.4
    Finance leases..................................      672.6           673.8
    Secured loans...................................      244.5           239.9
    Less - Allowance for possible losses..........       (111.3)         (100.0)
                                                      -----------       --------
                                                          906.4           929.1


Property, plant and equipment
    Railcars and support facilities..................   2,022.6         1,945.1
    Tank storage terminals and pipelines..........      1,277.8         1,242.3
    Great Lakes vessels.............................      204.2           204.1
    Operating lease investments and other ........        505.9           510.7
                                                      ----------       ---------
                                                        4,010.5         3,902.2

    Less - Allowance for depreciation.............     (1,556.8)       (1,533.1)
                                                       --------       ---------
                                                        2,453.7         2,369.1

Investments in affiliated companies.................      433.6           408.7


Other assets........................................      341.0           301.2
                                                      ----------     ----------


TOTAL ASSETS                                          $ 4,166.1      $  4,042.9
                                                      =========      ==========




LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                         March 31            December 31
                                                             1996                   1995
                                                       (Unaudited)
Accounts payable.........................................$   202.3             $   233.3

Accrued expenses.........................................     57.9                  48.2

Debt
    Short-term debt......................................    384.6                 330.2
    Long-term debt.......................................  1,926.0               1,850.9
    Capital lease obligations............................    236.0                 241.6
                                                         ----------            ----------
                                                           2,546.6               2,422.7

Deferred income taxes....................................    272.3                 264.8

Other deferred items.....................................    350.1                 356.1
                                                         ----------            ----------

         Total liabilities and deferred items              3,429.2               3,325.1

Shareholders' equity
    Preferred Stock...................................         3.4                   3.4
    Common Stock.......................................       14.3                  14.3
    Additional capital..................................     326.5                 324.8
    Reinvested earnings.................................     421.8                 409.0
    Cumulative unrealized equity adjustments........          18.0                  13.4
                                                         -----------           -----------
                                                             784.0                 764.9
    Less - Cost of common shares in treasury   .....         (47.1)                (47.1)
                                                         -----------           -----------


         Total shareholders' equity                          736.9                 717.8
                                                         ----------            ----------

TOTAL LIABILITIES, DEFERRED ITEMS
 AND SHAREHOLDERS' EQUITY                                $ 4,166.1             $ 4,042.9
                                                          ========              ========




                                             GATX CORPORATION AND SUBSIDIARIES


                                     STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                        In Millions

                                                                                             Three Months Ended
                                                                                                     March 31
                                                                                           -------------------------
                                                                                             1996               1995
                                                                                           --------           ------
OPERATING ACTIVITIES
Net income                                                                                $  24.7            $  25.7
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Realized gain on disposition of leased equipment                                       (7.2)             (11.3)
      Provision for depreciation and amortization                                            44.5               40.7
      Provision for possible losses                                                           3.0                6.2
      Deferred income taxes                                                                   3.6                4.6
Net change in trade receivables, inventories,
   accounts payable and accrued expenses                                                     (2.6)             (64.0)
Other                                                                                       (15.9)             (23.2)
                                                                                          --------           --------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                                                   50.1              (21.3)

INVESTING ACTIVITIES
Additions to property, plant and equipment                                                 (119.6)            (120.0)
Additions to equipment on lease, net of nonrecourse financing                               (72.4)             (41.2)
Secured loans extended                                                                      (19.3)              (4.5)
Investments in affiliated companies                                                         (16.3)              (2.0)
Progress payments and other                                                                 (22.3)                 -
                                                                                          ---------          --------
   Capital additions and portfolio investments                                             (249.9)            (167.7)
Portfolio proceeds:
   From disposition of leased equipment                                                      24.8               69.5
   From return of investment                                                                 52.0               30.0
                                                                                          --------            -------
      Total portfolio proceeds                                                               76.8               99.5
Proceeds from other asset dispositions                                                         .9               14.4
                                                                                          ----------          -------
   NET CASH USED IN INVESTING ACTIVITIES                                                   (172.2)             (53.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                    200.4               50.0
Repayment of long-term debt                                                                (125.5)            ( 56.9)
Net increase in short-term debt                                                              61.2               81.6
Repayment of capital lease obligations                                                       (6.0)              (6.0)
Issuance of common stock under employee benefit programs                                       .6                1.2
Cash dividends                                                                              (12.0)             (11.3)
                                                                                          --------           --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                118.7               58.6
                                                                                          -------            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 $ ( 3.4)           $ (16.5)
                                                                                          ========           ========

                                       -4-

                         MANAGEMENT'S DISCUSSION OF OPERATIONS

                        COMPARISON OF FIRST THREE MONTHS OF 1996
                               TO FIRST THREE MONTHS OF 1995
GENERAL

GATX Corporation's net income for the first quarter of 1996 was $24.7 million or $1.05 per common share compared to net income of $25.7 million or $1.11 per common share for the first quarter of 1995. On a fully diluted basis, earnings per share in the 1996 first quarter were $1.01 compared to $1.06 per share for the 1995 first quarter.

First quarter gross income increased 4% primarily as a result of the additional number of railcars on lease at GATX's railcar leasing and management subsidiary and increased volume at GATX's logistics and warehousing subsidiary, partially offset by lower revenue at its terminals and pipeline subsidiary. Net income decreased 4% primarily reflecting utilization and pricing pressures at certain of the terminal locations, partially offset by lower corporate expense due to the reversal of a $2.6 million after-tax litigation reserve following the successful defense of previously reported litigation against GATX.

Operating activities provided $50 million of cash, an increase of $71 million from the 1995 first quarter. Net income adjusted for non-cash items generated $69 million of cash, an increase of $3 million over the 1995 first quarter. The $4 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $68 million more cash in 1996 largely due to a $48 million refund of a deposit as the result of a lessee's exercise of its option to return four DC-10 aircraft in the first quarter of 1995.

Proceeds of $77 million were generated from the portfolio compared to $100 million in the first quarter of 1995. Proceeds from the sale of leased equipment of $25 million were $45 million less than the prior year quarter; however, proceeds from the return of investment increased $22 million due to the increased lease runoff.

Capital additions and portfolio investments for the quarter totaled $250 million, an increase of $82 million from the 1995 first quarter. Portfolio investments at Financial Services of $129 million, including marine equipment, railroad rolling stock and locomotives, and technology equipment, were $81 million more than the prior year. Transportation invested $80 million in its domestic railcar fleet and facilities versus $87 million in last year's first quarter; in addition, $3 million was invested in operations in Mexico and Europe this quarter versus $10 million a year ago. Terminals' capital spending of $37 million, including $20 million attributable to the Central Florida Pipeline expansion project, exceeded the 1995 first quarter by $16 million. Full year 1996 capital spending for GATX is forecasted to be approximately $500 million compared to the $549 million expended in 1995; further, portfolio investments are expected to be slightly higher than the $388 million expended in 1995. A portion of these 1996 expenditures may not be made depending on market conditions. It is anticipated that capital expenditures and portfolio investments will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit in the amount of $277 million at March 31, 1996. General American Transportation Corporation (GATC) effected a $650 million shelf registration for pass through trust certificates and debt securities in December 1995; $100 million of notes were issued under this shelf in the first quarter of 1996. GATX Capital completed a $300 million shelf registration for medium-term notes in January 1996; no debt has been issued under this shelf. Under a previous shelf registration for $300 million, $278 million had been issued as of quarter end, including $54 million issued in the first quarter of 1996.

In January 1996, GATX adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in marketable securities to be marked to market. Financial Services has warrants and some stock holdings in its venture leasing portfolio. The impact in the quarter was to recognize a $6 million after-tax unrealized gain in shareholders' equity. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:


RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- --------------------------------------------------------------------------------

                             Three Months Ended
(In Millions)                         March 31
                               1996            1995                 Change
                             --------        --------      --------------------

Gross Income                 $ 97.2          $ 85.5        $ 11.7          14%

Net Income                   $ 15.7          $ 14.8        $   .9           6%
- --------------------------------------------------------------------------------


Transportation's gross income for the first quarter of 1996 increased 14% from the comparable prior year period due to more than 5,000 additional railcars on lease compared to a year ago and slightly higher lease rates. Approximately 62,900 railcars were on lease at quarter end, including 800 in Mexico, compared to 57,800 a year ago. Domestic fleet utilization at March 31, 1996, was 94.4% on a fleet size of 65,800 compared to 94.6% on a fleet size of 61,200 a year ago.

Net income increased 6% from the first quarter of 1995 as higher revenues were partially offset by increased fleet repair costs and ownership costs. Operating margins decreased slightly as the revenue growth rate was slightly less than the rate of increase in operating expenses which included additional provisions to the legal and insurance reserves. Fleet repair costs were 10% greater than the 1995 quarter due to the increased fleet size and lower capitalized costs.
Average throughput days during the quarter for railcars in GATX repair facilities decreased to 34, down from 47 days in the comparable 1995 quarter, reflecting the improved productivity at Transportation's upgraded service centers. Ownership costs, consisting of rental expense, depreciation, and interest, increased 20% due to the increased fleet size.


TERMINALS AND PIPELINES
- -------------------------------------------------------------------------------


                          Three Months Ended
(In Millions)                       March 31
                            1996            1995                  Change
                          --------        --------         ------------------

Gross Income              $ 72.8          $ 81.3           $ (8.5)        (10)%

Net Income                $  4.7          $  8.4           $ (3.7)        (44)%
- -----------------------------------------------------------------------------

Terminals' 1996 gross income decreased 10% principally attributable to overall pricing pressures in the petroleum markets due to increased competition, lower inventories, and lower refinery margins. The current decrease in inventory levels has created a surplus of competitive tankage which in turn has substantially weakened the petroleum bulk liquid storage market. Also, tanks were out of service on the West Coast and New York Harbor. Pipeline operations and chemical storage markets remained strong. Throughput of 168 million barrels was 10% greater than first quarter 1995, primarily as a result of the colder winter in the Northeast. Capacity utilization at Terminals' wholly-owned facilities was 85% compared to 91% at the end of last year's first quarter. Lower demand for petroleum tanks and tanks out of service for repair contributed to the reduction from 1995.

Terminals' net income decreased 44% from 1995, reflecting weakness in the domestic and international petroleum markets. Operating margins increased slightly principally due to strong pipeline results and reduced operating costs as a result of both lower maintenance costs and insurance recoveries. Interest expense increased $1 million over 1995 as total debt grew to finance the capital additions. Equity in net earnings of affiliated companies of $3 million decreased $1 million principally due to lower results at the Singapore and Belgium terminals as a result of reduced petroleum activity, partially offset by increased earnings at the Kobe, Japan, terminal which has been completely restored after last year's earthquake.


FINANCIAL SERVICES
- --------------------------------------------------------------------------------


                           Three Months Ended
(In Millions)                   March 31
                        1996            1995                  Change
                      --------        --------        -----------------

Gross Income          $ 61.8          $ 58.0          $ 3.8              7%

Net Income            $  9.2          $ 10.1          $ (.9)           (9)%
- --------------------------------------------------------------------------------


Revenues at Financial Services increased 7% from the prior year quarter as lease income increased due to new lease volume and the acquisition of Sun Financial in late 1995. Pretax disposition gains, which do not occur evenly period to period, were $7 million for the first quarter of 1996 compared to $10 million for the first quarter of 1995. Fee income decreased $4 million as the 1995 quarter included a large fee relating to the remarketing of rail equipment. Other income increased $2 million as a result of real estate sales and venture leasing stock sales.

Net income decreased $1 million as a result of the lower disposition gains and fee income and higher interest, SG&A and operating lease expenses. The provision for possible losses of $3 million decreased $3 million from the prior year first quarter. The loss reserve at March 31, 1996, was $104 million compared to $92 million at December 31, 1995, reflecting the provision for the quarter and recoveries.

GREAT LAKES SHIPPING
- -------------------------------------------------------------------------------


                           Three Months Ended
(In Millions)                        March 31
                             1996            1995                 Change
                           --------        --------         ------------------

Gross Income                $  1.3          $    1.5         $ (.2)      (13)%

Net Income                  $   .2          $     .6         $ (.4)      (66)%
- --------------------------------------------------------------------------------


American Steamship does not begin operations until late in the first quarter due to ice on the Great Lakes. For this year's first quarter, American Steamship had earnings of $.2 million compared to earnings of $.6 million a year ago. Severe ice and weather conditions led to the postponement of the sailing dates for most of American Steamship's vessels until late March which resulted in the decline from last year's quarter.


LOGISTICS AND WAREHOUSING
- --------------------------------------------------------------------------------


                       Three Months Ended
(In Millions)                 March 31
                         1996            1995                    Change
                       --------        --------           -----------------

Gross Income           $ 70.2          $ 64.8              $ 5.4           8%

Net Income (Loss)      $   .3          $  (.3)             $  .6         200%
- --------------------------------------------------------------------------------


GATX Logistics' gross income of $70 million increased $5 million over a year ago. Stronger volumes with existing customers, price increases, and new customers all contributed to the higher revenues.

Net income was $.3 million compared to a loss of $.3 million in the first quarter of 1995. Margins improved due to the increased volume, price increases, and reduced empty space cost in public warehousing. Historically, Logistics has recorded a loss in the first quarter; this was the first profitable first quarter since 1990.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Other than as previously reported, neither the registrant nor any of its subsidiaries is currently a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business, and to the belief of the registrant, no such proceeding is contemplated.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)   GATX's Annual Meeting of Stockholders was held on April 26, 1996.

(b)  Matters voted upon at the meeting were:

                                            Number of Shares Voted
                                                  For          Withheld

 1.   Election of Directors

      Franklin A. Cole                      21,125,859             87,371
      James M. Denny                        21,133,764             79,466
      William C. Foote                      21,111,987            101,243
      Deborah M. Fretz                      21,109,734            103,496
      Richard A. Giesen                     21,107,703            105,527
      Miles L. Marsh                        21,134,403             78,827
      Charles Marshall                      21,126,158             87,072
      Michael E. Murphy                     21,134,384             78,846
      Ronald H. Zech                        21,131,515             81,715


  2.  Ratification of appointment of        21,146,111   For
        Ernst & Young LLP as independent        26,243   Against
        auditors for Fiscal 1996.               40,876   Abstentions

 There were no broker non-votes with respect to the election of the directors or the appointment of independent auditors.

Item 6.  Exhibits and Reports on Form 8-K.                                 Page


(a)  11A  Statement regarding computation of earnings per share.             11

     11B  Statement regarding computation of earnings per share
          (full dilution).                                                   12

     27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1996. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)       No reports on Form 8-K were filed during the reporting  period.




                                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GATX CORPORATION
                                            (Registrant)




                                              /s/  David M. Edwards
                                           -------------------------------
                                                   David M. Edwards
                                               Vice President Finance and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer)





Date:  May 14, 1996

                                                              Exhibit 11A

                                             GATX CORPORATION AND SUBSIDIARIES


                                    COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                                               AND COMMON STOCK EQUIVALENTS

                                           In Millions, Except Per Share Amounts



                                                                                    Three Months Ended
                                                                                          March 31
                                                                                 ------------------------
                                                                                   1996              1995
                                                                                 --------          ------

Average number of shares of common stock outstanding....................            20.1              19.9

Shares issuable upon assumed exercise of stock options,
    reduced by the number of shares which could have
    been purchased with the proceeds from exercise
    of such options......................................................             .4                .4
                                                                                  -------          -------

Total shares.............................................................           20.5              20.3
                                                                                  =======          =======


Net income...............................................................         $ 24.7           $  25.7

Deduct - Dividends paid and accrued on
    preferred stock......................................................            3.3               3.3
                                                                                  --------         -------

Net income, as adjusted..................................................         $ 21.4           $  22.4
                                                                                  ======           =======

Net income per share.....................................................         $ 1.05           $  1.11
                                                                                  ======           =======

                                                                   Exhibit 11B

                                              GATX CORPORATION AND SUBSIDIARIES


                                     COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                                                AND COMMON STOCK EQUIVALENTS
                                                   ASSUMING FULL DILUTION

                                            In Millions, Except Per Share Amounts

                                                                     Three Months Ended
                                                                           March 31
                                                                  ---------------------------
                                                                       1996              1995
                                                                   --------          ---------
Average number of shares used to
     compute primary earnings per share............................     20.5              20.3

Common stock issuable upon assumed
     conversion of preferred stock.................................      4.0               4.0
                                                                     --------         --------

Total shares......................................................      24.5              24.3
                                                                     =======          ========


Net income, as adjusted per primary computation    .............      $ 21.4           $  22.4

Add - Dividends paid and accrued on preferred stock ............         3.3               3.3
                                                                     --------         --------

Net income, as adjusted.........................................      $ 24.7           $  25.7
                                                                     =======           =======

Net income per share, assuming full dilution.....................     $ 1.01           $  1.06
                                                                     =======           =======

EXHIBIT INDEX

  Exhibits Filed with this document.


  11A     Statement regarding computation of earnings per share.

  11B     Statement regarding computation of earnings per share (full dilution).

  27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1996. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.