Form 10-Q
period 1996-06-30
GATX CORP
filed 1996-08-06
CIK 40211

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    Form 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended           Commission File Number
                  June 30, 1996                        1-2328




                                GATX Corporation


     Incorporated in the                    IRS Employer Identification No.
      State of New York                               36-1124040

                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Registrant had 20,203,865 shares of common stock outstanding as of July 31, 1996.


- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                      In Millions, Except Per Share Amounts

                                                           Three Months Ended             Six Months Ended
                                                                  June 30                      June 30
                                                         ----------------------         --------------------
                                                           1996           1995            1996        1995
                                                         --------      --------         --------    --------

Gross income.........................................    $ 337.8        $ 317.1         $ 641.4     $ 607.9

Costs and expenses
   Operating expenses................................      165.7          154.4           315.7       294.2
   Interest..........................................       49.1           44.0            93.0        82.8
   Provision for depreciation and amortization.......       48.1           42.6            92.6        83.3
   Provision for possible losses.....................        4.0            3.1             7.0         9.3
   Selling, general and administrative...............       41.6           36.0            73.5        67.4
                                                          --------      --------         --------   --------
                                                           308.5          280.1           581.8       537.0
                                                          --------      --------         --------   --------

Income before income taxes and equity
   in net earnings of affiliated companies...........       29.3           37.0            59.6        70.9

Income taxes.........................................       11.4           14.5            23.5        29.6
                                                          --------      --------         --------   --------

Income before equity in net earnings
   of affiliated companies...........................       17.9           22.5            36.1        41.3

Equity in net earnings of affiliated companies.......        7.8            7.4            14.3        14.3
                                                          --------      --------         --------   --------

Net income...........................................    $  25.7        $  29.9          $  50.4    $  55.6
                                                         =========      ========         ========   ========

Per common share:
   Net income........................................    $  1.09        $  1.31          $  2.14    $  2.42
   Net income, assuming full dilution................       1.05           1.23             2.06       2.29
   Dividends declared................................        .43            .40              .86        .80


Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                                       -1-


                        GATX CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


ASSETS


                                                             June 30               December 31
                                                               1996                    1995
                                                          --------------           ------------
                                                            (Unaudited)

Cash and cash equivalents...............................    $   31.9                 $   34.8


Receivables
     Trade accounts.....................................        109.7                    115.4
     Finance leases.....................................        690.6                    673.8
     Secured loans......................................        305.0                    239.9
     Less - Allowance for possible losses...............       (113.1)                  (100.0)
                                                             ----------               ----------
                                                                992.2                    929.1

Property, plant and equipment
     Railcars and support facilities....................      2,103.2                  1,945.1
     Tank storage terminals and pipelines...............      1,341.3                  1,242.3
     Great Lakes vessels................................        204.8                    204.1
     Operating lease investments and other..............        550.4                    510.7
                                                             ----------               ----------
                                                              4,199.7                  3,902.2

     Less - Allowances for depreciation.................     (1,582.0)                (1,533.1)
                                                             ----------               ----------
                                                              2,617.7                  2,369.1


Investments in affiliated companies.....................        479.8                    408.7


Other assets............................................        346.7                    301.2
                                                             ----------               ----------



TOTAL ASSETS............................................     $4,468.3                 $4,042.9
                                                             ==========               ==========







LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                                               June 30              December 31
                                                                1996                    1995
                                                            -------------           ------------
                                                             (Unaudited)

Accounts payable...................................           $  215.7               $  233.3

Accrued expenses...................................               48.0                   48.2

Debt
     Short-term debt...............................              611.3                  330.2
     Long-term debt................................            1,973.8                1,850.9
     Capital lease obligations.....................              233.5                  241.6
                                                             ----------              ----------
                                                               2,818.6                2,422.7

Deferred income taxes..............................              275.3                  264.8

Other deferred items...............................              360.7                  356.1
                                                             ----------              ----------

         Total liabilities and deferred items......            3,718.3                3,325.1

Shareholders' equity
     Preferred Stock...............................                3.4                    3.4
     Common Stock..................................               14.3                   14.3
     Additional capital............................              327.1                  324.8
     Reinvested earnings...........................              435.5                  409.0
     Cumulative unrealized equity adjustments......               16.8                   13.4
                                                             ----------              ----------
                                                                 797.1                  764.9
     Less - Cost of common shares in treasury......              (47.1)                 (47.1)
                                                             ----------              ----------

         Total shareholders' equity................              750.0                  717.8
                                                             ----------              ----------

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY......................           $4,468.3               $4,042.9
                                                              =========              ==========


                        GATX CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions
                                                            Three Months Ended             Six Months Ended
                                                                  June 30                        June 30
                                                           -----------------------        ----------------------
                                                             1996           1995            1996          1995
                                                           ---------     ---------        --------      --------
OPERATING ACTIVITIES
Net income                                                 $  25.7        $  29.9          $  50.4        $ 55.6
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Realized gain on disposition of leased
             equipment                                       (12.1)         (14.6)           (19.3)        (25.9)
        Provision for depreciation and amortization           48.1           42.6             92.6          83.3
        Provision for possible losses                          4.0            3.1              7.0           9.3
        Deferred income taxes                                   .4            2.2              4.0           6.8
Net change in trade receivables, inventories,
    accounts payable and accrued expenses                     (6.6)           2.4             (9.2)        (61.6)
Other                                                        (10.1)           3.2            (26.0)        (20.0)
                                                           ---------      ---------        ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 49.4           68.8             99.5          47.5

INVESTING ACTIVITIES
Additions to property, plant and equipment                  (141.0)        (100.2)          (260.6)       (220.2)
Additions to equipment on lease,
    net of nonrecourse financing                            (124.4)         (82.8)          (196.8)       (124.0)
Secured loans extended                                       (81.0)         (41.1)          (100.3)        (45.6)
Investments in affiliated companies                          (16.7)          (4.2)           (33.0)         (6.2)
Progress payments and other                                  (14.9)         (11.8)           (37.2)        (11.8)
                                                            ---------     ---------         ---------    ---------
    Capital additions and portfolio investments              (378.0)       (240.1)          (627.9)       (407.8)
Portfolio proceeds:
    From disposition of leased equipment                       27.5          43.3             52.3         112.8
    From return of investment                                  34.2          50.4             86.2          80.4
                                                            ---------     ---------         ---------    ---------
       Total portfolio proceeds                                61.7          93.7            138.5         193.2
Proceeds from other asset dispositions                          6.4           3.5              7.3          17.9
                                                            ---------     ---------         ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES                     (309.9)       (142.9)           482.1)       (196.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                      118.6         153.6            319.0         203.6
Repayment of long-term debt                                   (75.6)        (22.0)          (201.1)        (78.9)
Net increase (decrease) in short-term debt                    231.9         (18.2)           293.1          63.4
Repayment of capital lease obligations                         (2.5)         (2.0)            (8.5)         (8.0)
Issuance of Common Stock under employee
    benefit programs                                             .6           1.1              1.2           2.3
Cash dividends                                                (12.0)        (11.3)           (24.0)         22.6)
                                                            ---------      ---------        ---------     ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                 261.0         101.2            379.7         159.8
                                                            ---------      ---------        ---------     ---------

NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                               $   .5        $ 27.1           $ (2.9)       $ 10.6
                                                             =========     =========        =========     =========

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1996 TO FIRST SIX MONTHS OF 1995


GENERAL

GATX Corporation's net income for the first six months of 1996 was $50 million or $2.14 per common share compared to net income of $56 million or $2.42 per common share for the first six months of 1995. On a fully diluted basis, earnings per share was $2.06 for the first six months of 1996 compared to $2.29 for the comparable period last year.

Gross income increased 6% primarily as a result of the additional number of railcars on lease at GATX's railcar leasing and management subsidiary, higher lease income at Financial Services, and increased volume at GATX's logistics and warehousing subsidiary, partially offset by lower revenue at GATX's terminals and pipeline subsidiary. Net income decreased 9% primarily reflecting utilization and pricing pressures at certain of the terminal locations, partially offset by lower corporate expense due to the reversal of a $2.6 million after-tax litigation reserve following the successful defense of previously reported litigation against GATX.

Operating activities provided $100 million of cash during the first six months of 1996, an increase of $52 million from the first six months of 1995. Net income adjusted for non-cash items generated $135 million of cash, up $6 million from the first six months of last year. The $7 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $46 million more cash in 1996 due to a $48 million refund of a deposit as the result of a lessee's exercise of its option to return four DC-10 aircraft in the first quarter of 1995.

Proceeds of $138 million were generated from the portfolio, a decrease of $55 million from the first six months of 1995 due to the lower level of proceeds received from the sale of leased equipment which varies on a period to period basis. Proceeds from the sale of leased equipment of $52 million were $61 million less than the prior year; however, proceeds from the return of investment increased $6 million.

Capital additions and portfolio investments of $628 million for the first six months of 1996 increased $220 million from the comparable 1995 period. Portfolio investments at Financial Services of $365 million, including marine equipment, railroad rolling stock and locomotives, aircraft, and information technology equipment, were $178 million higher than the prior year. Transportation invested $166 million in its domestic railcar fleet and facilities versus $154 million last year; in addition, $5 million was invested in operations in Mexico and Europe this year versus $12 million a year ago. Terminals' capital spending of $86 million, which included expansion of the Central Florida Pipeline and the purchase of a 65% interest in a terminal in Mexico, exceeded the first six months of 1995 by $37 million. Full year 1996 capital spending for GATX is forecasted to exceed $500 million, including $86 million expended in July 1996 for the remaining 55% interest in CGTX, Transportation's Canadian railcar affiliate. This purchase brings Transportation's total fleet to 77,000 railcars. Further, portfolio investments are expected to be approximately $500 million compared to $388 million in 1995. A portion of these 1996 expenditures may not be made depending on market conditions. It is anticipated that capital expenditures and portfolio investments will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit in the amount of $261 million at June 30, 1996. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $100 million of notes have previously been issued. No notes were issued during the quarter. GATX Capital has a $300 million shelf registration, under which $68 million of medium-term notes were issued during the quarter. In addition, $22 million was issued during the quarter under a previous shelf which has now been fully utilized.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

- --------------------------------------------------------------------------------


                                 Six Months Ended
(In Millions)                         June 30
                              ------------------------
                               1996             1995             Change
                              -------          -------       ----------------

Gross Income                  $196.4           $175.6         $ 20.8      12%

Net Income                    $ 32.8           $ 30.9         $  1.9       6%

- --------------------------------------------------------------------------------


Transportation's gross income for the first half of 1996 increased 12% from the comparable prior year period due to approximately 4,500 additional railcars on lease compared to a year ago and slightly higher lease rates. Approximately 63,200 railcars were on lease at quarter end, including 800 in Mexico, compared to 58,700 a year ago. Domestic fleet utilization at June 30, 1996 was 94% on a fleet size of 66,600 compared to 95% on a fleet size of 61,700 a year ago.

Net income increased 6% from the first half of 1995. Higher revenues were partially offset by increased ownership costs and higher SG&A expense due in part to litigation costs; also, 1995 included a gain on the sale of land in Mexico. Operating margins increased slightly as the revenue growth rate was slightly more than the rate of increase of operating expenses. Fleet repair costs were 5% greater than in 1995 due to the increased fleet size; however, fleet repair costs as a percent of revenue were lower than last year. Average throughput at June 30, 1996, for railcars in GATX repair facilities decreased to 30 days, down from 44 days a year ago, reflecting the improved productivity at Transportation's upgraded service centers. Ownership costs,consisting of rental expense, depreciation, and interest, increased 18% due to the increased fleet size.

TERMINALS AND PIPELINES

- --------------------------------------------------------------------------------


                                  Six Months Ended
(In Millions)                         June 30
                              ------------------------
                               1996             1995              Change
                              -------          -------       ----------------

Gross Income                  $145.8            $159.4        $(13.6)    (9)%

Net Income                    $  9.3            $ 16.7        $ (7.4)   (44)%

- --------------------------------------------------------------------------------


Terminals' 1996 gross income decreased 9% reflecting general softness in the petroleum markets as pricing and/or utilization issues continue to impact the domestic and international markets. Lower petroleum inventories and backwardation in the futures market continue to negatively impact revenue. On the positive side, pipeline volumes remain strong due to continued high demand, and the chemical markets remain stable. Throughput of 344 million barrels was 9% greater than last year, primarily as a result of the colder winter in the Northeast and increased inventory turns of customers' products. Capacity utilization at Terminals' wholly-owned facilities was 86% at the end of the second quarter of 1996 compared to 88% a year ago as reduced spot business and tanks out of service for repair contributed to the reduction.

Terminals' net income decreased $7 million from 1995 reflecting weakness in the domestic and international petroleum markets. Operating margins decreased slightly as a result of a greater decrease in revenues relative to cost reductions achieved. Terminals' operating expenses were $5 million lower than last year primarily due to lower maintenance costs, insurance recoveries, and savings in various other operating costs. Interest expense increased $3 million over 1995 as total debt grew to finance the capital additions. Equity in net earnings of affiliated companies of $6 million decreased $1 million principally due to lower results at the Singapore and Belgium terminals as a result of reduced petroleum activity, partially offset by increased earnings at the Kobe, Japan, terminal which has been completely restored after last year's earthquake, and incremental earnings from the newly-acquired Olympic pipeline.

FINANCIAL SERVICES

- --------------------------------------------------------------------------------


                                 Six Months Ended
(In Millions)                        June 30                       Change
                              -----------------------         ---------------
                               1996             1995
                              -------          -------

Gross Income                  $132.6            $115.0         $17.6     15 %

Net Income                    $ 20.0            $ 21.6         $(1.6)    (7)%

- --------------------------------------------------------------------------------


Financial Services' year-to-date gross income increased 15% from the first half of 1995 as a result of new lease volume and the acquisition of Sun Financial in late 1995. Pretax disposition gains, which do not occur evenly period to period, were $18 million for the first half of 1996 compared to $24 million in 1995. Fee income decreased $5 million as 1995 included a large fee relating to the remarketing of rail equipment. Other income increased $3 million as a result of real estate sales, venture leasing stock sales, and incremental income from Sun Financial.

Net income decreased $2 million as a result of the lower disposition gains and fee income and higher interest, SG&A and operating lease expenses. The provision for possible losses of $7 million decreased $2 million from the prior year. The loss reserve at June 30, 1996 was $105 million compared to $92 million at December 31, 1995, reflecting the year-to-date provision and recoveries.

GREAT LAKES SHIPPING

- --------------------------------------------------------------------------------


                                 Six Months Ended
(In Millions)                        June 30                     Change
                              -----------------------        ---------------
                               1996             1995
                              -------         -------

Gross Income                   $27.9           $28.2          $ (.3)    (1)%

Net Income                     $ 1.5           $ 2.6          $(1.1)   (42)%

- --------------------------------------------------------------------------------

American Steamship Company's gross income for the first half of 1996 was slightly below the prior year period due to severe weather and ice conditions in April and May which significantly hampered vessel operations at the start of the sailing season. Overall demand on the Great Lakes remains strong. Tonnage carried in the first six months of 1996 was 8.3 million tons compared to 8.8 million tons in the first six months of 1995.

Net income decreased $1 million from the first six months of 1995 reflecting the decreased tonnage carried. Further, margins decreased as increased revenue per ton was more than offset by higher operating costs as severe weather conditions impeded efficient vessel operations.

LOGISTICS AND WAREHOUSING

- --------------------------------------------------------------------------------


                                 Six Months Ended
(In Millions)                        June 30                      Change
                              -------------------------       ---------------
                               1996              1995
                              -------           -------

Gross Income                  $138.9            $129.7         $9.2        7%

Net Income                    $   .4            $  (.1)        $ .5      500%

- --------------------------------------------------------------------------------


GATX Logistics' gross income of $139 million increased 7% from the first six months of 1995. Strong volumes with certain existing customers, price increases, and new customers all contributed to the higher revenues.

Net income was $.4 million compared to a loss of $.1 million in the first six months of 1995. Margins improved slightly as the increased volume, price increases, and reduced empty space cost in public warehousing were partially offset by higher information system costs.



                      COMPARISON OF SECOND QUARTER 1996 TO
                               SECOND QUARTER 1995

GENERAL

For the second quarter of 1996 net income was $26 million or $1.09 per share as compared to $30 million or $1.31 per share for the second quarter of 1995.

GROSS INCOME

- -----------------------------------------------------------------------------------------


(In Millions)                              Three Months Ended
                                                June 30
                                          ---------------------
             Business Segment              1996           1995               Change
- ----------------------------------        ------         ------         ----------------

Railcar Leasing and Management            $99.2           $90.1          $ 9.1       10%
Terminals and Pipelines                    73.0            78.1          ( 5.1)      (7)
Financial Services                         70.8            57.0           13.8       24
Great Lakes Shipping                       26.6            26.7            (.1)       -
Logistics and Warehousing                  68.7            64.9            3.8        6

- ------------------------------------------------------------------------------------------




NET INCOME

- ------------------------------------------------------------------------------------------


(In Millions)                               Three Months Ended
                                                 June 30
                                            --------------------
             Business Segment                1996          1995              Change
- -----------------------------------         ------        ------        ----------------

Railcar Leasing and Management              $17.1          $16.1         $ 1.0        6%
Terminals and Pipelines                       4.6            8.3          (3.7)     (45)
Financial Services                           10.8           11.5           (.7)      (6)
Great Lakes Shipping                          1.3            2.0           (.7)     (35)
Logistics and Warehousing                      .1             .2           (.1)     (50)

- -------------------------------------------------------------------------------------------


Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the six-month periods.


                                      -10-

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation ("Capital") is a partner, and Capital filed a Complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C 96-2494). The complaint requests that the court enter a judgment declaring that neither Capital nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03 (the "AD") by the Federal Aviation Administration (the "FAA") in January 1996. The effect of the AD is to significantly reduce the amount of freight that three B747 aircraft owned by Evergreen may carry. Evergreen has not flown these aircraft since the first quarter of 1996.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight service by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen, or one of its affiliates. These four aircraft are part of a group of ten aircraft that were modified by subcontractors of Airlog pursuant to a design approved by the FAA at the time the modifications were made and are subject to the AD. The three Evergreen aircraft were flown as a part of its fleet for more than five years, and the seven other modified aircraft were flown by Evergreen and other operators for significant periods. Capital guaranteed certain of Airlog's contractual obligations to Evergreen. Capital did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for these airplanes. None of Airlog's customers, other than Evergreen, has made a claim as a result of the issuance of the AD. Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of the four operators of the ten modified aircraft, solutions to the FAA's concerns raised in the AD.

Evergreen filed an answer and counterclaim on August 1, 1996. In its counterclaim, Evergreen asserted that Airlog and Capital are liable to Evergreen under a number of theories in connection with the application of the AD to the three aircraft it currently owns. Those theories are breach of warranty, fraud and intentional misrepresentation, negligent misrepresentation, and nondisclosure of known facts. Evergreen seeks declaratory relief and damages (i) of a minimum of $32,000 per day in out-of-service costs per airplane, totaling $15.8 million as of July 25, 1996, (ii) of at least $1.6 million in maintenance and engineering expenses as of March, 1996, and (iii) for the alleged potentially irreparable injury to Evergreen's relations with its customers, its creditors and its employees, as well as its alleged access to the currently favorable capital markets. The alleged damages in (iii) above were not quantified in the counterclaim, but Evergreen alleged in a demand letter sent prior to the filing of the complaint, and which was attached to the counterclaim, that those damages may exceed one billion dollars. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. While the results of any litigation are impossible to predict with certainty, the Company believes that Evergreen's claims are without merit and that Capital and Airlog have adequate defenses thereto.

Item 6.  Exhibits and Reports on Form 8-K.                              Page


(a)  11A  Statement regarding computation of earnings per share.         14

     11B  Statement regarding computation of earnings per share
          assuming full dilution.                                        15

     27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1996. Submitted to the SEC along with the electronic submission of this Quarterly
          Report on Form 10-Q.

(b) No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATX CORPORATION
                                      (Registrant)




                                  /s/David M. Edwards
                                ---------------------------
                                     David M. Edwards
                                Vice President, Finance and
                                  Chief Financial Officer
                                 (Duly Authorized Officer)







Date: August 6, 1996


                                                                                                 Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                           AND COMMON STOCK EQUIVALENTS

                      In Millions, Except Per Share Amounts

                                                                          Three Months                 Six Months
                                                                          Ended June 30              Ended June 30
                                                                        ------------------         -----------------
                                                                          1996       1995           1996       1995
                                                                        -------    -------         -------   -------

Average number of shares of Common Stock outstanding..............       20.2        20.0            20.2      19.9

Shares issuable upon assumed exercise of stock options,
     reduced by the number of shares which could have
     been purchased with the proceeds from exercise
     of such options..............................................         .3          .3              .3        .3
                                                                        -------    -------         -------   -------

Total shares......................................................       20.5        20.3            20.5      20.2
                                                                        =======    =======         =======   =======



Net income........................................................     $ 25.7      $ 29.9          $ 50.4    $ 55.6

Deduct - Dividends paid and accrued on
     Preferred Stock..............................................        3.3         3.3             6.6       6.6
                                                                        -------    -------        -------    -------

Net income, as adjusted...........................................     $ 22.4      $ 26.6          $ 43.8    $ 49.0
                                                                       =======     =======         =======   =======

Net income per share..............................................     $ 1.09      $ 1.31          $ 2.14    $ 2.42
                                                                       =======     =======         =======   =======



                                                                                                 Exhibit 11B

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                           AND COMMON STOCK EQUIVALENTS
                             ASSUMING FULL DILUTION

                      In Millions, Except Per Share Amounts

                                                                           Three Months                Six Months
                                                                          Ended June 30               Ended June 30
                                                                       -------------------          -----------------
                                                                         1996       1995              1996      1995
                                                                       -------     -------          -------   -------


Average number of shares used to compute
    primary earnings per share....................................       20.5        20.3             20.5      20.2

Common Stock issuable upon assumed conversion
     of Preferred Stock...........................................        4.0         4.1              4.0       4.1
                                                                       -------     -------          -------   -------

Total shares......................................................       24.5        24.4             24.5      24.3
                                                                       =======     =======          =======   =======



Net income, as adjusted per primary computation...................     $ 22.4      $ 26.6           $ 43.8    $ 49.0

Add - Dividends paid and accrued on Preferred Stock...............        3.3         3.3              6.6       6.6
                                                                       -------     -------          -------   -------

Net income, as adjusted...........................................     $ 25.7      $ 29.9           $ 50.4    $ 55.6
                                                                       =======     =======          =======   =======

Net income per share, assuming full dilution......................     $ 1.05      $ 1.23           $ 2.06    $ 2.29
                                                                       =======     =======          =======   =======





EXHIBITS INDEX

     Exhibits filed with this document.

     11A  Statement regarding computation of earnings per share.

     11B  Statement regarding computation of earnings per share
          (full dilution).

     27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1996. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.