Form 10-Q
period 1996-09-30
GATX CORP
filed 1996-11-08
CIK 40211

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended         Commission File Number
                 September 30, 1996                    1-2328



                                GATX Corporation

         Incorporated in the                 IRS Employer Identification No.
         State of New York                             36-1124040

                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Registrant had 20,247,743 shares of common stock outstanding as of October 31, 1996.






--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      In Millions, Except Per Share Amounts


                                                                         Three                               Nine
                                                                      Months Ended                       Months Ended
                                                                      September 30                      September 30
                                                                -------------------------          -------------------------
                                                                  1996             1995              1996              1995
                                                                --------         --------          --------          -------

Gross income..............................................        $367.8           $315.4          $1,009.2            $923.3

Costs and expenses
    Operating expenses....................................         171.3            162.3             487.0             456.5
    Interest..............................................          55.2             43.6             148.2             126.4
    Provision for depreciation and amortization...........          52.6             42.3             145.2             125.6
    Provision for possible losses.........................           2.9              3.2               9.9              12.5
    Selling, general and administrative...................          41.9             35.4             115.4             102.8
                                                                --------         --------          --------          --------
                                                                   323.9            286.8             905.7             823.8
                                                                --------         --------          --------          --------

Income before income taxes and equity in
   net earnings of affiliated companies...................          43.9             28.6             103.5              99.5

Income taxes..............................................          17.8             12.2              41.3              41.8
                                                                --------         --------         ---------          --------

Income before equity in net earnings
   of affiliated companies................................          26.1             16.4              62.2              57.7

Equity in net earnings of affiliated companies............           7.3             10.1              21.6              24.4
                                                               ---------         --------         ---------          --------

Net income................................................       $  33.4          $  26.5        $     83.8           $  82.1
                                                                 =======          =======        ==========           =======

Per common share:
    Net income............................................       $  1.47          $  1.13        $     3.61          $  3.55
    Net income, assuming full dilution....................          1.37             1.08              3.43             3.36
    Dividends declared....................................           .43              .40              1.29             1.20

Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.



                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   In Millions

ASSETS
                                                         September 30    December 31
                                                            1996             1995
                                                        ------------    -------------
                                                        (Unaudited)

Cash and cash equivalents ........................      $     87.9     $     34.8


Receivables
    Trade accounts ...............................           110.8          115.4
    Finance leases ...............................           689.5          673.8
    Secured loans ................................           220.2          239.9
    Less - Allowance for possible losses .........          (116.9)        (100.0)
                                                           --------       --------
                                                             903.6          929.1

Property, plant and equipment
    Railcars and support facilities ..............         2,437.7        1,945.1
    Tank storage terminals and pipelines .........         1,364.1        1,242.3
    Great Lakes vessels ..........................           199.2          204.1
    Operating lease investments and other ........           558.2          510.7
                                                           --------       --------
                                                           4,559.2        3,902.2

    Less - Allowance for depreciation ............        (1,747.9)      (1,533.1)
                                                           --------       --------
                                                           2,811.3        2,369.1


Investments in affiliated companies ..............           444.3          408.7


Other assets .....................................           317.3          301.2
                                                           --------       --------









TOTAL ASSETS .....................................      $  4,564.4     $  4,042.9
                                                         =========      =========





LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                         September 30    December 31
                                                            1996            1995
                                                        -------------   ------------
                                                         (Unaudited)

Accounts payable ...................................     $    260.8    $    233.3

Accrued expenses ...................................           68.1          48.2

Debt
     Short-term debt ...............................          423.0         330.2
     Long-term debt ................................        2,118.0       1,850.9
     Capital lease obligations .....................          228.0         241.6
                                                           --------      --------
                                                            2,769.0       2,422.7

Deferred income taxes ..............................          339.2         264.8

Other deferred items ...............................          355.1         356.1
                                                           --------      --------


         Total liabilities and deferred items ......        3,792.2       3,325.1

Shareholders' equity
     Preferred Stock ...............................            3.4           3.4
     Common Stock ..................................           14.3          14.3
     Additional capital ............................          327.7         324.8
     Reinvested earnings ...........................          456.9         409.0
     Cumulative unrealized equity adjustments ......           17.0          13.4
                                                           --------      --------
                                                              819.3         764.9
     Less - Cost of common shares in treasury ......          (47.1)        (47.1)
                                                           --------      --------

         Total shareholders' equity ................          772.2         717.8
                                                           --------      --------





TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY ......................     $  4,564.4    $  4,042.9
                                                          =========      ========





                        GATX CORPORATION AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                   In Millions

                                                                      Three Months Ended   Nine Months Ended
                                                                         September 30        September 30
                                                                     -------------------  ------------------
                                                                         1996     1995     1996        1995
                                                                      --------   -------  -------    -------
OPERATING ACTIVITIES
Net income ........................................................   $   33.4  $   26.5  $   83.8  $   82.1
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Realized gain on disposition of leased
           equipment ..............................................       (4.9)     (5.5)    (24.2)    (31.4)
       Provision for depreciation and amortization ................       52.6      42.3     145.2     125.6
       Provision for possible losses ..............................        2.9       3.2       9.9      12.5
       Deferred income taxes ......................................        2.3       3.6       6.3      10.4
Net change in trade receivables, inventories,
    accounts payable and accrued expenses .........................       52.1       1.9      42.9     (59.7)
Other .............................................................      (20.2)    (10.5)    (46.2)    (30.5)
                                                                         ------    ------    ------    ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....................      118.2      61.5     217.7     109.0

INVESTING ACTIVITIES
Additions to property, plant and equipment ........................     (101.4)   (183.8)   (362.0)   (404.0)
Additions to equipment on lease,
    net of nonrecourse financing ..................................      (71.7)    (55.6)   (268.5)   (179.6)
Secured loans extended ............................................       (8.4)    (12.6)   (108.7)    (58.2)
Investments in affiliated companies ...............................       (3.0)    (32.1)    (36.0)    (38.3)
Other investments and progress payments ...........................      (92.7)     (8.3)   (129.9)    (20.1)
                                                                         ------    ------    ------    ------
    Capital additions and portfolio investments ...................     (277.2)   (292.4)   (905.1)   (700.2)
Portfolio proceeds:
    From disposition of leased equipment ..........................       13.9      10.5      66.2     123.3
    From return of investment .....................................      131.0      22.6     217.2     103.0
                                                                         ------    ------    ------    ------
       Total portfolio proceeds ...................................      144.9      33.1     283.4     226.3
Proceeds from other asset dispositions ............................      216.2     251.5     223.5     269.4
                                                                         ------    ------    ------    ------
    NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES ...................................       83.9      (7.8)   (398.2)   (204.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ..........................       75.6        .3     394.6     203.9
Repayment of long-term debt .......................................      (32.4)    (36.7)   (233.5)   (115.6)
Net (decrease) increase in short-term debt ........................     (172.7)    (19.6)    120.4      43.8
Repayment of capital lease obligations ............................       (5.1)     (4.9)    (13.6)    (12.9)
Issuance of Common Stock under employee
    benefit programs ..............................................         .5       2.8       1.7       5.1
Cash dividends ....................................................      (12.0)    (11.4)    (36.0)    (34.0)
                                                                         ------    ------    ------    ------
     NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES ...................................     (146.1)    (69.5)    233.6      90.3
                                                                         ------    ------    ------    ------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS .........................................   $   56.0  $  (15.8) $   53.1  $   (5.2)
                                                                         ======    ======    ======    ======

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 1996
                          TO FIRST NINE MONTHS OF 1995


GENERAL

GATX Corporation's net income for the first nine months of 1996 was $84 million or $3.61 per common share compared to net income of $82 million or $3.55 per common share for the first nine months of 1995. On a fully diluted basis, earnings per share were $3.43 compared to fully diluted earnings of $3.36 per share for the 1995 period.

Gross income increased 9% while net income increased 2% primarily as a result of the additional number of railcars on lease and modestly higher average fleet rental rates at GATX's railcar leasing and management subsidiary (Transportation) and increased fee and lease income at Financial Services. These were partially offset by lower revenues at GATX's terminals and pipeline subsidiary (Terminals). In addition, corporate expense was lower due to the reversal of a $2.6 million after-tax litigation reserve following the successful defense of previously reported litigation against GATX.

Operating activities provided $218 million of cash flow during the first nine months of 1996, an increase of $109 million from the first nine months of 1995. Net income adjusted for non-cash items generated $221 million, up $22 million from last year. The $7 million decrease in realized gains on disposition of leased equipment effectively increased cash from operating activities as the full amount of proceeds was included under investing activities as portfolio proceeds. Changes in working capital and other generated $87 million more cash in 1996 largely due to remarketing proceeds on a managed portfolio which are repayable to a third party, and the $48 million refund in the first quarter of 1995 of a deposit as the result of a lessee's exercise of its option to return four DC-10 aircraft.

Proceeds of $283 million were generated from the portfolio compared to $226 million in the first nine months of 1995. Proceeds from the sale of leased equipment of $66 million were $57 million less than the prior year; however, proceeds from the return of investment increased $114 million due to the increased lease runoff and loan repayments.

Capital additions and portfolio investments of $905 million for the first nine months of 1996 increased $205 million from the comparable 1995 period. Portfolio investments at Financial Services of $461 million, which included marine equipment, railroad rolling stock and locomotives, aircraft, and information technology equipment, were $190 million higher than the prior year. Transportation invested $237 million in its domestic railcar fleet and facilities versus $299 million last year. In addition, $92 million was invested in operations in Mexico, Canada and Europe this year versus $20 million a year ago; this includes $84 million expended for the remaining 55% interest in CGTX, Transportation's Canadian railcar affiliate. Terminals' capital spending of $108 million increased $4 million from the comparable period of 1995 which is primarily due to the expansion of the Central Florida Pipeline. Full year 1996 capital spending for GATX is forecasted to exceed $550 million; further, portfolio investments are expected to exceed $500 million. A portion of these 1996 expenditures and investments may not be made depending on market conditions. It is anticipated that capital expenditures and portfolio investments will be funded by both internally generated funds and GATX's available external financing sources.

GATX had available unused committed lines of credit of $474 million at September 30, 1996. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $100 million of notes and $107 million of pass through trust certificates have been issued. During the quarter, GATC completed a sale leaseback of GATC railcars totaling $150 million, $107 million of which was the debt portion. GATX Capital has a $300 million shelf registration, under which $68 million of medium-term notes have been issued. Neither GATC nor GATX Capital issued any medium-term notes during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------


                                 Nine Months Ended
(In Millions)                      September 30
                               ---------------------
                                1996         1995                  Change
                               --------     --------         ------------------

Gross Income                    $310.2       $266.4           $43.8         16%


Net Income                      $ 50.6       $ 46.5           $ 4.1          9%

--------------------------------------------------------------------------------


Transportation's gross income increased 16% from the comparable prior year period due to approximately 2,500 additional domestic railcars on lease compared to a year ago, slightly higher lease rates, and the addition of CGTX. Transportation added 8,700 Canadian cars to its fleet as a result of the July 1996 acquisition of the remaining interest in CGTX. Transportation previously owned 45 percent of Canadian-based CGTX as an equity investment. Approximately 72,800 railcars were on lease at quarter end, including 700 in Mexico and 8,700 in Canada, compared to 61,000 a year ago. Domestic fleet utilization at September 30, 1996 was 95%, the same level as a year ago.

Net income increased 9% from the first nine months of 1995. Higher revenues were partially offset by increased fleet repair and ownership costs and higher SG&A expenses due in part to the inclusion of CGTX. Operating margins increased slightly as the revenue growth rate exceeded the rate of increase in fleet repair and operating costs. Fleet repair costs were 7% greater than in 1995 primarily due to the increased fleet size. Average year-to-date throughput at September 30, 1996, for railcars in GATX repair facilities decreased to 32 days, down from 40 days a year ago, reflecting the improved productivity at Transportation's upgraded service centers. Ownership costs, consisting of rental expense, depreciation, and interest, increased 24% compared to last year reflecting increased domestic fleet size and the acquisition of CGTX.

TERMINALS AND PIPELINES

--------------------------------------------------------------------------------


                                    Nine Months Ended
(In Millions)                         September 30
                                  ---------------------
                                    1996         1995              Change
                                  --------     --------      ------------------

Gross Income                       $220.1       $237.1       $(17.0)       (7)%


Net Income                         $ 11.3       $ 24.9       $(13.6)      (55)%

--------------------------------------------------------------------------------


Terminals' 1996 gross income decreased 7% reflecting general softness in the petroleum markets as pricing and/or utilization issues continue to impact the domestic and international markets. Lower petroleum inventories and backwardation in the futures market continue to negatively impact revenue. On the positive side, pipeline volumes remain strong due to continued high demand, and the chemical markets remain stable. Year-to-date throughput of 518 million barrels was 7% greater than last year, primarily as a result of the colder winter in the Northeast and increased inventory turns of customers' products. Capacity utilization at Terminals' wholly-owned facilities was 84% at the end of the third quarter of 1996 compared to 87% a year ago as reduced spot business and tanks out of service for repair contributed to the reduction.

Terminals' net income decreased $14 million from 1995 reflecting the weakness in the domestic and international petroleum markets. Due to the heavy fixed cost nature of this business, net income for the nine months was 55% behind last year's levels. Earnings also were affected by $2 million of after-tax charges related to a termination program and the costs of a number of studies to evaluate business conditions in each of its markets. Terminals continues to evaluate its existing operations and organization structure. Operating margins decreased slightly as a result of a greater decrease in revenues relative to cost reductions achieved. Terminals' operating expenses were $1 million lower than last year primarily due to lower maintenance costs, insurance recoveries, and savings in various other operating costs. Interest expense increased $5 million over 1995 as total debt grew to finance the capital additions. Equity in net earnings of affiliated companies of $9 million decreased $2 million principally due to lower results at the Singapore and Belgium terminals as a result of reduced petroleum activity, partially offset by increased earnings at the Kobe, Japan, terminal which has been completely restored after last year's earthquake, and incremental earnings from the Olympic pipeline which was acquired in August of 1995.

FINANCIAL SERVICES

--------------------------------------------------------------------------------


                                   Nine Months Ended
(In Millions)                        September 30
                                  --------------------
                                    1996        1995               Change
                                  --------    --------       ------------------

Gross Income                       $219.1       $163.2       $55.9          34%


Net Income                         $ 39.1       $ 29.2       $ 9.9          34%

--------------------------------------------------------------------------------


Financial Services' year-to-date gross income increased 34% from the first nine months of 1995. The increase was principally due to higher fee income, new lease and loan volume, and the acquisition of Sun Financial in late 1995. Fee income increased $7 million as a result of fees related to the remarketing of assets in its managed portfolio. Pretax disposition gains, which do not occur evenly period to period, were $26 million for the first nine months of 1996 compared to $29 million in 1995. Other income increased $7 million as a result of real estate sales, venture leasing stock sales, and incremental income from Sun Financial.

Net income of $39 million increased $10 million from the comparable 1995 period due to the increased revenues, partially offset by increased interest, SG&A, and operating lease expenses. The provision for possible losses of $10 million decreased $2 million from the prior year. The loss reserve at September 30, 1996, was $107 million compared to $92 million at December 31, 1995, reflecting the year-to-date provision and recoveries.


GREAT LAKES SHIPPING

--------------------------------------------------------------------------------


                                    Nine Months Ended
(In Millions)                          September 30
                                  --------------------
                                    1996         1995              Change
                                  --------     --------      ------------------

Gross Income                      $57.5         $57.4         $  .1         -


Net Income                        $ 4.1         $ 5.5         $(1.4)      (25)%


--------------------------------------------------------------------------------

American Steamship Company's gross income for the first nine months of 1996 was slightly above the prior year period as an increase in revenue per ton was offset by less tonnage carried. The reduction in tonnage carried is due to the severe weather and ice conditions in the first half of the year which significantly hampered vessel operations at the start of the sailing season, and two vessels which were temporarily out of service during the third quarter. Tonnage carried in the first nine months of 1996 was 16.6 million tons compared to 17.4 million tons in the first nine months of 1995. Overall demand on the Great Lakes remains strong from all of ASC's industry sectors, and it is anticipated that total 1996 tonnage will approximate the 1995 level.

Net income decreased $1 million from the first nine months of 1995 reflecting the decreased tonnage carried. Further, margins decreased as increased revenue per ton was more than offset by higher operating costs as severe weather conditions impeded efficient vessel operations early in the year, and by increased fuel prices.


LOGISTICS AND WAREHOUSING

--------------------------------------------------------------------------------


                                   Nine Months Ended
(In Millions)                         September 30
                                  -------------------
                                   1996         1995               Change
                                  --------     --------      ------------------


Gross Income                       $203.8       $199.8        $4.0           2%


Net Income                         $   .5       $   .1        $ .4         400%

--------------------------------------------------------------------------------


GATX Logistics' gross income of $204 million increased 2% from the first nine months of 1995. Strong volumes with certain existing customers, price increases, and new customers all contributed to the higher revenues. This was partially offset by the impact of lost business which was not replaced.

Net income was $.5 million compared to $.1 million in the first nine months of 1995. Margins improved slightly as the increased volume, price increases, and a slight reduction in empty space costs were partially offset by higher information systems costs. In addition, SG&A costs increased due to costs of developing new business.

                       COMPARISON OF THIRD QUARTER 1996 TO
                               THIRD QUARTER 1995

GENERAL

For the third quarter 1996, net income was $33 million or $1.47 per share as compared to net income of $26 million or $1.13 per share for the third quarter of 1995.

GROSS INCOME

--------------------------------------------------------------------------------


(In Millions)                             Three Months Ended
                                              September 30
                                         ---------------------
      Business Segment                     1996        1995          Change
--------------------------------         --------    ---------   --------------

Railcar Leasing and Management            $113.8     $ 90.8      $ 23.0     25%
Terminals and Pipelines                     74.3       77.7        (3.4)    (4)
Financial Services                          86.5       48.2        38.3     79
Great Lakes Shipping                        29.6       29.2          .4      1
Logistics and Warehousing                   64.9       70.1        (5.2)    (7)
--------------------------------------------------------------------------------



NET INCOME

--------------------------------------------------------------------------------


(In Millions)                               Three Months Ended
                                               September 30
                                           --------------------
     Business Segment                        1996        1995        Change
---------------------------------          --------    --------  --------------

Railcar Leasing and Management             $ 17.8      $ 15.6     $ 2.2     14%
Terminals and Pipelines                       2.0         8.2      (6.2)   (76)
Financial Services                           19.1         7.6      11.5     151
Great Lakes Shipping                          2.6         2.9       (.3)   (10)
Logistics and Warehousing                      .1          .2       (.1)   (50)

--------------------------------------------------------------------------------



Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the nine-month periods.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

GATX has previously reported that various lawsuits seeking damages arising out of the May 1989 explosion in San Bernardino, California, have been filed against Terminals, Calnev Pipeline Company or another GATX subsidiary. Several of those suits, all filed in the County of San Bernardino, have now been settled or dismissed as follows: Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842) and dismissed April 1996; Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604) and dismissed March 1996; Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269) and settled March 1996; Mary Washington, et al, v. Southern Pacific, et al, filed May 1990 (No. 256346) and settled March 1995; Stewart, et al v. Southern Pacific, et al, filed May 1990 (No. 256464) and settled May 1994; Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275963) and settled June 1995; Irby, et al, v. Southern Pacific, et al, filed April 1990 (No. 255715) and settled May 1994; Reese, et al, v. Southern Pacific, et al, filed May 1990 (No. 256435) and settled May 1994; and Nancy Washington, et al, v. Southern Pacific, et al, filed May 1990 (No. 256435) and settled April 1994. As Terminals' insurance carriers have assumed the defense of these lawsuits without reservation of rights and have paid all of the settlements entered into to date, GATX believes that the likelihood of a material adverse effect on GATX's consolidated financial position or operations is remote.

GATX has previously reported GATC's appeal to the Federal Circuit Court of Appeals of a judgment entered against GATC by the U. S. District Court for the Northern District of Illinois in the approximate amount of $9 million which also permanently enjoined GATC from any further infringement of the patent covering the construction and use of its Arcticar TM cryogenically cooled railcar. The Federal Circuit Court of Appeals has now reversed the judgment against GATC, and the appellant's motion for a rehearing has been denied; however, the appellant may still file for an appeal to the United States Supreme Court. Even in the event of an adverse decision on appeal to the Supreme Court and reinstatement of the original judgment against GATC, GATX does not believe the costs associated with the disposition of the affected cars will have a material adverse affect on GATX.

GATX has previously disclosed that in July 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation) ("Capital") is a partner, and Capital filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C 96-2494) seeking a declaration that neither Capital nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA"). The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft, modified from passenger to freight service by subcontractors of Airlog pursuant to contracts between Airlog and Evergreen or one of its affiliates, may carry. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to the three aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and Capital pursuant to applicable discovery rules in this litigation, Evergreen alleges to have suffered damages which it has calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen has not quantified, but has indicated is subject to further calculation); and (v) maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. While the results of any litigation are impossible to predict with certainty, GATX believes that Evergreen's claims are without merit, and that Capital and Airlog have adequate defenses thereto.



Item 6.  Exhibits and Reports on Form 8-K                               Page

(a)      10       Summary of the Directors' Deferred Stock Plan
                  approved July 26, 1996 effective as of
                  April 26, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

         11A      Statement regarding computation of earnings per
                  share.                                                  14

         11B      Statement regarding computation of earnings per
                  share assuming full dilution.                           15

         27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1996.
                  Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                GATX CORPORATION
                                  (Registrant)



                               /s/David M. Edwards
                              ---------------------
                                David M. Edwards
                             Vice President, Finance
                           and Chief Financial Officer
                            (Duly Authorized Officer)




Date: November 8, 1996

                                                                                                   Exhibit 11A
                        GATX CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS

                      In Millions, Except Per Share Amounts

                                                         Three Months Ended  Nine Months Ended
                                                            September 30       September 30
                                                          ----------------  ---------------
                                                            1996    1995     1996     1995
                                                          -------  -------  -------  ------
Average number of shares of
     Common Stock outstanding ..........................      20.2    20.1    20.2    20.0

Shares issuable upon assumed exercise of stock options,
    reduced by the number of shares which could have
    been purchased with the proceeds from exercise of
    such options ......................................        .3      .4      .3      .3
                                                             -----   -----   -----   -----

Total shares ..........................................      20.5    20.5    20.5    20.3
                                                             =====   =====   =====   =====



Net income ............................................     $33.4   $26.5   $83.8   $82.1

Deduct - Dividends paid and accrued on
    Preferred Stock ...................................       3.3     3.3     9.9     9.9
                                                             -----   -----   -----   -----

Net income, as adjusted ...............................     $30.1   $23.2   $73.9   $72.2
                                                             =====   =====   =====   =====

Net income per share ..................................     $1.47   $1.13   $3.61   $3.55
                                                             =====   =====   =====   =====


                                                                                                      Exhibit 11B
                        GATX CORPORATION AND SUBSIDIARIES
               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS
                             ASSUMING FULL DILUTION

                      In Millions, Except Per Share Amounts

                                                 Three Months Ended   Nine Months Ended
                                                    September 30        September 30
                                                 -------------------  ----------------
                                                   1996       1995     1996     1995
                                                 --------   --------  -------   ------
Average number of shares used to
      compute primary earnings per share .....       20.5     20.5     20.5     20.3

Common Stock issuable upon assumed conversion
      of Preferred Stock .....................        4.0      4.0      4.0      4.1
                                                    ------   ------   ------   ------

Total shares .................................       24.5     24.5     24.5     24.4
                                                    ======   ======   ======   ======



Net income as adjusted per primary computation      $30.1    $23.2    $73.9    $72.2

Add - Dividends paid and accrued on
      Preferred Stock ........................        3.3      3.3      9.9      9.9
                                                    ------   ------   ------   ------

Net income, as adjusted ......................      $33.4    $26.5    $83.8    $82.1
                                                    ======   ======   ======   ======

Net income per share, assuming full dilution .      $1.37    $1.08    $3.43    $3.36
                                                    ======   ======   ======   ======


EXHIBITS INDEX

     Exhibits filed with this document

(a)      10       Summary of the Directors' Deferred Stock Plan
                  approved July 26, 1996 effective as of
                  April 26, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

         11A Statement regarding computation of earnings per share.

         11B Statement regarding computation of earnings per share assuming full dilution.

         27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1996.
                  Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.