Form 10-K
period 1996-12-31
GATX CORP
filed 1997-03-19
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

          X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

    Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each exchange
 Title of each class or series                  on which registered
------------------------------                ------------------------
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

                                      None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x/
          -----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No
                                                      ----   ----
      As of March 7, 1997, 20,342,269 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 7, 1997 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $1,014.6 million.

                       Documents Incorporated by Reference

       Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 14, 1997 are incorporated by reference into
Part III.

PART I

Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; provide equipment and capital asset financing and related services; own and operate tank storage terminals, pipelines and related facilities; engage in Great Lakes shipping; and provide distribution and logistics support services and warehousing facilities. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996 on page 33 and pages 38 through 41, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                         RAILCAR LEASING AND MANAGEMENT

The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1996, its
North American fleet consisted of approximately 77,500 railcars, including 60,400 tank cars and 17,100 specialized freight cars, primarily Airslide(TM) covered hopper cars and plastic pellet cars. In addition to roughly 66,900 railcars in the United States, Transportation has approximately 9,000 railcars in its Canadian fleet and 1,600 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 16 years.

The  following  table  sets forth the  approximate  tank car fleet  capacity  of
Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years; 1996 additions include 8,700 cars from Transportation's acquisition of the remaining interest in its Canadian subsidiary, CGTX, Inc.


                                          Year Ended December 31,
                                -----------------------------------------------
                                  1996       1995      1994      1993      1992
                                ------     ------     ------    ------    -----

Tank car fleet capacity
  (in millions of gallons)       1,353      1,176      1,090     1,024      993

Number of railcars added to
     North American fleet       13,200      6,200      4,900     3,000    1,600

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1996, approximately 53% of railcar leasing revenue was attributable to shipments of chemical products, 23% to petroleum products, and 18% to food products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1996 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, Transportation provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican service center, and 37 mobile trucks in 26 locations. Transportation also utilizes independent third-party repair shops.

Transportation purchases most of its new railcars from Trinity Industries, Inc. (Trinity), a Dallas- based metal products manufacturer, under a contract entered into in 1984 and extended from time to time thereafter, most recently in 1992. Transportation anticipates that through this contract it will continue to be able to satisfy its customers' new car lease requirements. Transportation's engineering staff provides Trinity with design criteria and equipment specifications, and works with Trinity's engineers to develop new technology where needed in order to upgrade or improve car performance or in response to regulatory requirements.

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, Procor Limited, and many smaller companies. Of the approximately 215,000 tank cars owned and leased in the United States at December 31, 1996, Transportation had approximately 54,200. Principal competitive factors include price, service and availability.

                               FINANCIAL SERVICES

GATX Financial Services, through its principal subsidiary, GATX Capital Corporation, provides asset-based financing of transportation, information technology and industrial equipment through capital leases, secured equipment loans, and operating leases. GATX Capital also provides related financial services which include the arrangement of lease transactions for investment by other lessors and the management of lease portfolios for third parties. In these underwriting and management activities, GATX Capital seeks fee income and residual participation income. In addition to its San Francisco home office, GATX Capital has two domestic and eleven foreign offices.

The financial services industry is both crowded and efficient. GATX Capital is one of the larger non-bank financial services companies. GATX Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, and also with the manufacturers of equipment. Financial services companies compete on the basis of service, effective rates and transaction structuring skills.

GATX Capital participates in selected areas where it thinks the application of its strengths can result in above-market returns in exchange for assuming appropriate levels of risk. GATX Capital has developed a portfolio of assets diversified across industries and equipment classifications, the largest of which include aircraft, rail and information technology. At December 31, 1996, GATX Capital had approximately 700 financing contracts with 600 customers, aggregating $1.8 billion of investments before reserves. Of this amount, 33% consisted of investments associated with commercial jet aircraft, 20% railroad equipment, 12% warehouse and production equipment, 12% information technology equipment, 11% marine equipment, and 12% other.

                             TERMINALS AND PIPELINES

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 26 terminals in 11 states, and seven terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1996, Terminals had a total storage capacity of 73 million barrels. This includes 54 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe, Mexico and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly owned facilities was 89% at the end of 1996; throughput for the year was 705 million barrels.

For 1996, 54% of Terminals' revenue was derived from petroleum storage, 25% from chemical storage, 20% from pipelines, and 1% from other products. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 350 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 4% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminaling companies. The domestic public terminaling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

                            LOGISTICS AND WAREHOUSING

GATX Logistics, Inc. (Logistics) is one of the largest third-party providers of distribution and logistics support services and warehousing facilities in the United States. Logistics, headquartered in Jacksonville, Florida, operates 106 facilities covering approximately 22 million square feet of warehousing space in North America with utilization of 91% at the end of 1996. Value-adding services are strategically the most important benefit GATX Logistics provides. Examples of these services are logistics planning, information management, just-in-time delivery systems, packaging, sub-assembly, freight management and returns management.

GATX Logistics serves about 600 customers, many of which are Fortune 1000 companies. Most customers are manufacturers, but the customer base also includes retailers. In the warehousing sector, GATX Logistics competes primarily with in-house or private operations and with other national operators as well as multi-regional and local operators. In providing transportation and logistics services, GATX Logistics competes with the major trucking companies and providers of specialized distribution services.

GATX Logistics' revenue source by industry served during 1996 was 19% motor vehicle, 15% grocery, 13% farm and construction equipment, 12% consumer products, 10% major appliances, 9% apparel and retail, 9% electronics, 4% chemical, and 9% other. No single customer accounts for more than 10% of Logistics' revenue.

                              GREAT LAKES SHIPPING

American Steamship Company (ASC), with the largest carrying capacity of the domestic Great Lakes vessel fleets, provides modern and efficient waterborne transportation of dry bulk materials to the integrated steel, electric utility and construction industries. ASC's fleet is entirely comprised of self-unloading vessels which do not require shoreside assistance to discharge cargo. ASC's eleven vessels range in size from 635 feet to 1,000 feet, transport cargoes from 17,000 net tons up to 70,000 net tons depending on vessel size, and can unload at speeds from 2,800 net tons per hour up to 10,000 net tons per hour. Great Lakes vessels are not subject to the severe rusting condition typical of salt water vessels. As a result, ASC's vessels have expected lives of 50 to 75 years.

In 1996, ASC carried 24.6 million tons of cargo. ASC primarily transported iron ore, limestone and coal aggregates. Other commodities transported include sand, salt, potash, gypsum, grain, marble chips and slag. ASC's revenue source by industry served during 1996 was 53% steel, 21% construction, 19% power generation, and 7% other. No single customer accounts for more than 28% of ASC's revenue.

ASC competes with three other U.S. flag Great Lakes commercial fleets, which include U.S.S. Great Lakes Fleet, Inc., Oglebay Norton Company, and Interlake Steamship, and with steel companies which operate captive fleets. Great Lakes shipping is the only major activity of GATX which consumes substantial quantities of petroleum products; fuel for these operations is presently in adequate supply. Competition is based primarily on service and price. ASC is headquartered in Williamsville, New York, and has one regional office.

Trademarks, Patents and Research Activities
--------------------------------------------
Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Seasonal Nature of Business
---------------------------
Great Lakes shipping is seasonal due to the effects of winter weather conditions. However, seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

Customer Base
---------------
GATX and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATX as a whole.

Employees
----------
GATX and its subsidiaries have approximately 6,000 active employees, of whom 21% are hourly employees covered by union contracts.

Environmental Matters
----------------------
Certain operations of GATX's subsidiaries (collectively GATX) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATX is committed to protecting the environment, as well as complying with applicable environmental protection laws and regulations. GATX, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATX's foreign operations are subject to environmental regulations in effect in each respective jurisdiction.

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

GATX's environmental reserve at the end of 1996 was $88 million and reflects GATX's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $12 million in 1996 and $14 million in 1995. Expenditures charged to the reserve amounted to $18 million and $16 million in 1996 and 1995, respectively.

In 1996, GATX made capital expenditures of $17 million for environmental and regulatory compliance compared to $18 million in 1995. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $20 million in 1997. GATX anticipates it will make annual expenditures at a similar level over each of the next five years.

Item 2.  Properties
--------------------
Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996 on page 71, GATX Location of Operations (page reference is to the Annual Report to Shareholders). The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings
--------------------------
On July 14, 1995, a judgment in the amount of $9.7 million was entered against GATC by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans,
Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. GATC was also permanently enjoined from any further infringement of the patent. The Federal Circuit Court of Appeals has reversed the judgment against GATC, and the appellant has filed a motion for an appeal to the United States Supreme Court. Even in the event of an adverse decision on appeal to the Supreme Court and reinstatement of the original judgment against GATC, GATX does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATX.

On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation) ("Capital") is a partner, and Capital filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc., ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) seeking a declaration that neither Capital nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA") in January of 1996. The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft may carry.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight configuration by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen or one of its affiliates. These four aircraft are part of a group of ten B747 aircraft (the "Affected Aircraft") that were modified by subcontractors of Airlog pursuant to a design approved by the FAA at the time the modifications were made, and which are subject to the Airworthiness Directive. The three Evergreen aircraft were flown as part of its fleet for more than five years, and the seven other modified aircraft were flown by Evergreen and the three other operators for significant periods. Capital guaranteed certain of Airlog's obligations to Evergreen. Capital did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for the affected aircraft.

Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to the three aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and Capital pursuant to applicable discovery rules, Evergreen alleges to have suffered damages which it has calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issues shares in an initial public offering with a value of as much as $1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen did not quantify, but has indicated is subject to further calculation); and maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. Airlog and Capital have filed a motion seeking partial summary judgment as to four of Evergreen's counterclaims. Airlog and Capital have alleged that three counterclaims, each for breach of warranty are barred by the California Commercial Code's four-year statute of repose, and that a fourth counterclaim, which seeks recovery for negligent misrepresentation is barred by the "economic loss doctrine" which prevents contracting parties from attempting to use tort law to avoid liability limitations they agreed to in their contracts.

Capital learned that on December 18, 1996, General Electric Capital Corporation and a subsidiary (collectively, "GECC") filed a Complaint in the Superior Court for the county of San Francisco (Case No. 983351) against Airlog and Capital among others. The Complaint asserts causes of action under a number of legal theories arising out of the modification of three B747 aircraft from passenger to freighter configuration. These aircraft were modified by subcontractors of Airlog in 1991 with GECC's knowledge and consent, and are three of the ten Affected Aircraft. The Complaint seeks direct and consequential damages which it alleges may be in excess of $50 to $75 million, a declaration requiring defendants promptly to repair the aircraft and punitive damages. To the best of the Company's knowledge, no Summons has been served on any of the defendants in this action.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, Capital, Airlog Management Corp., and others asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to two aircraft owned by AIA. These aircraft were modified by subcontractors of Airlog in 1992 and 1994 with AIA's knowledge and consent, and are two of the ten Affected Aircraft. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a recision of AIA's agreements with Airlog and a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the Airworthiness Directive.

Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, GECC and AIA, solutions to the FAA's concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, GATX believes that each of the foregoing claims are without merit, and that Capital and Airlog have adequate defenses thereto.

In November of 1995, the New Jersey Department of Environmental Protection (the "DEP") served GATX Terminals Corporation with a Notice of Violation alleging that during 1994 and 1995 the marine vapor recovery units at its Carteret, New Jersey facility produced emissions of carbon monoxide in excess of limits allowed by operating permits for those units. The violation was the result of a design flaw in the vapor recovery equipment, which was promptly corrected.
Terminals and the DEP are currently negotiating a resolution of the violation, which could result in the assessment of a monetary penalty against Terminals in excess of $100,000.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842) and dismissed April 1996; Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604) and dismissed March 1996; Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269) and settled March 1996; Mary Washington v. Southern Pacific, et al, filed May 1990 (No. 256346) and settled March 1995; Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464) and settled May 1994 ; Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275936) and dismissed June 1995; Irby, et al, v. Southern Pacific, et al, (No. 255715) filed April 1990 and settled May 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990 and settled May 1994; Nancy Washington, et al, v. Southern Pacific, et al, (No. 256435) filed May 1990 and settled April 1994. As Terminals' insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered into between the parties to date, GATX believes that the likelihood of a material adverse effect on GATX's consolidated financial position or operations is remote.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Executive Officers of the Registrant
-------------------------------------
Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                             Office
                                                              Held
   Name                    Office Held                        Since       Age

Ronald H. Zech       Chairman and Chief Executive Officer     1996         53

David M. Edwards     Vice President, Finance and              1994         45
                       Chief Financial Officer

David B. Anderson    Vice President, Corporate Development,   1995         55
                       General Counsel and Secretary

William L. Chambers  Vice President, Human Resources          1993         59

Gail L. Duddy        Vice President, Compensation and         1997         44
                             Benefits

Ralph L. O'Hara               Controller                      1986         52

Brian A. Kenney      Vice President and Treasurer             1997         37

Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. In 1994 Mr. Zech was elected as President and Chief Operating Officer of GATX. On January 1, 1996, he was elected as Chief Executive Officer and on April 26, 1996, Chairman. Mr. Edwards was Senior Vice President - Finance and Administration of GATX Financial Services from 1990 to 1994. Mr. Anderson was Vice President, Corporate Development, General Counsel and Secretary of Inland Steel Industries from 1986 until 1995. Concurrently, he served as President of Inland Engineered Materials Corporation. Mr. Chambers was engaged in human resource consulting from 1991 until 1993. Ms. Duddy joined GATX in 1992 as Director of Compensation and in 1995 also assumed responsibility for the benefits function. Prior to coming to GATX, Ms. Duddy served as a Senior Compensation Consultant at William M. Mercer, Inc. Mr. Kenney was Managing Director, Corporate Finance and Banking, for AMR Corporation from 1990-1995.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
          Matters
--------------------------------------------------------------------------
Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996 on page 65, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data
---------------------------------
Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996, on pages 66 and 67, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996, the management discussion and analysis of 1996 compared to 1995 on pages 35, 36, 37, 43, 45, 47 and 48, the financial data of business segments on pages 38 through 41, and the management discussion and analysis of 1995 compared to 1994 on pages 68, 69, and 70, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------
The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

      Statements of Consolidated  Income and Reinvested  Earnings -- Years ended
        December 31, 1996, 1995 and 1994 on page 42.
      Consolidated Balance Sheets -- December 31, 1996 and 1995, on page 44. Statements of Consolidated Cash Flows -- Years ended December 31, 1996,
        1995 and 1994, on page 46.
      Notes to Consolidated Financial Statements on pages 50 through 64.

Quarterly results of operations are contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1996 on page 65, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 14, 1997, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation
---------------------------------
Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 14, 1997, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------
Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 14, 1997, which sections are incorporated herein by reference. There are no persons known to the Company who beneficially owned as of March 12, 1997 more than 5% of the Company's $3.875 Cumulative Convertible Preferred Stock ("CCP Stock").

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
None.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.
---------------------------------------------------------------------------
a)          1.        -Financial Statements

                      The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1996, are filed in response to Item 8:

                      Statements of Consolidated  Income and Reinvested Earnings
                           -- Years ended December 31, 1996, 1995 and 1994
                      Consolidated Balance Sheets -- December 31, 1996 and 1995
                      Statements of Consolidated Cash Flows -- Years ended
                           December 31, 1996, 1995 and 1994
                      Notes to Consolidated Financial Statements

            2.        -Financial Statement Schedules:                      Page

                      Schedule I        Condensed Financial
                                            Information of Registrant.......18

                      Schedule II       Valuation and Qualifying Accounts...22

                      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

b) Current Report on Form 8-K dated January 24, 1997 with respect to certain litigation filed against GATX/Airlog, a California general partnership of which GATX Capital Corporation is a partner, and GATX Capital Corporation.

c) EXHIBIT INDEX

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

10A. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328; Sixth Amendment to said Plan effective
                  January 31, 1997, submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328. First Amendment of said Plan effective as of January 31, 1997 submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10C. Management Incentive Plan dated January 1, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10D. GATX Corporation Deferred Fee Plan for Directors, as Amended and Restated as of October 25, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

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

10K.              Director's  Deferred  Stock  Plan  approved  on July  26,1996, effective as of April 26, 1996 1992, Summary of Plan incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.

10L. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1995, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1995, file number 1-2328.

10M. Agreements for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and an additional executive officer dated as of July 1, 1995 and between GATX and another executive officer dated as of January 1, 1996. Incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328.

Exhibit
Number            Exhibit Description                                     Page

10N. Agreement dated July 29, 1994, supplementing the Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and Ronald H. Zech, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328.

10O. Letter Agreement dated August 17, 1993 between William Chambers and GATX, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, file number 1-2328.

10P. Letter Agreement dated May 31, 1995 between David B. Anderson and GATX. Incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328.

10Q. Arrangements between James J. Glasser and GATX associated with Mr. Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996 entitled "Termination of Employment and Change of Control Arrangements" are incorporated herein by reference thereto, file number 1-2328.

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

13. Annual Report to Shareholders for the year ended December 31, 1996, pages 33-73, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.               Subsidiaries of the Registrant.                          25

23.               Consent of Independent Auditors.                         26

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

Exhibit
Number            Exhibit Description                                     Page

99A. Undertakings to the GATX Corporation Salaried Employees Retirement Savings Plan, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.

99B. Undertakings to the GATX Corporation 1995 Long Term Incentive Plan for the fiscal year ended December 31, 1995, file number 1-2328, incorporated by reference to GATX's Annual Report on Form 10-K for the year ended December 31, 1995.

99C. Undertakings to the GATX Logistics Inc. 401(k) Cash Accumulation Plan incorporated by reference to the Form S-8 Registration Statement filed with the SEC on June 19,1996, Registration No.33-06315.

REPORT OF INDEPENDENT AUDITORS




To the Shareholders
and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation for the year ended December 31, 1996. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                        ERNST & YOUNG LLP




Chicago, Illinois
January 28, 1997

                                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         GATX CORPORATION
                                                           (Registrant)



      /s/Ronald H. Zech                         By:       /s/David B. Anderson
    --------------------                                -----------------------
       Ronald H. Zech                                       David B. Anderson
        Chairman and                                       (Attorney in Fact)
   Chief Executive Officer                                   March 19, 1997
       March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


      /s/Ronald H. Zech                               By /s/David B. Anderson
  -------------------------                             ------------------------
        Ronald H. Zech            Chairman and              David B. Anderson,
        March 19, 1997       Chief Executive Officer        (Attorney in Fact)
                                                              March 19, 1997

    /s/David M. Edwards
   ------------------------
       David M. Edwards    Vice President Finance and
       March 19, 1997       Chief Financial Officer

   /s/Ralph L. O'Hara
  --------------------------
      Ralph L. O'Hara           Controller and
      March 19, 1997      Principal Accounting Officer


   Franklin A. Cole      Director
   James M. Denny        Director                     By  /s/David B. Anderson
                                                         ----------------------
   Richard Fairbanks     Director                          David B. Anderson
   William C. Foote      Director                          (Attorney in Fact)
   Deborah M. Fretz      Director
   Richard A. Giesen     Director
   Miles L. Marsh        Director
   Charles Marshall      Director
   Michael E. Murphy     Director
                                                         Date:  March 19, 1997


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                  (In Millions)


                                                 Year Ended December 31
                                               -------------------------
                                                1996      1995     1994
                                               ------    ------    -----

Gross loss ..............................   $   (1.3) $   (1.0) $   (3.2)

Costs and expenses
     Interest ...........................       30.6      31.7      17.2
     Provision for depreciation .........        1.0        .8        .7
     Selling, general and administrative        16.0      20.4      18.3
                                               ------    ------    ------

                                                47.6      52.9      36.2
                                               ------    ------    ------

Loss before income taxes and share of net
     income of subsidiaries .............      (48.9)    (53.9)    (39.4)

Income taxes (credit) ...................      (17.7)    (21.3)    (14.2)
                                               ------    ------    ------

Loss before share of net income
     of subsidiaries ....................      (31.2)    (32.6)    (25.2)

Share of net income of subsidiaries .....      133.9     133.4     116.7
                                               ------    ------    ------


Net income ..............................   $  102.7  $  100.8  $   91.5
                                               ======    ======    ======




       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (In Millions)

ASSETS

                                              December 31
                                          ---------------------
                                             1996         1995
                                          --------     --------

Cash and cash equivalents ...........   $       .2  $       .4

Operating lease assets and facilities         10.9         9.2
Less - Allowance for depreciation ...         (3.4)       (2.4)
                                           --------    --------

                                               7.5         6.8

Investment in subsidiaries ..........      1,283.3     1,223.1

Other assets ........................         22.0        12.9













TOTAL ASSETS ........................   $  1,313.0  $  1,243.2
                                          ========    ========





LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                                 December 31
                                                            --------------------
                                                              1996         1995
                                                            -------      -------

Accounts payable and accrued expenses .................   $     16.6 $     24.9

Due to subsidiaries ...................................        492.1      458.6

Other deferred items ..................................         29.4       41.9
                                                            --------    --------

     Total liabilities and deferred items .............        538.1      525.4


Shareholders' equity:
     Preferred Stock ..................................          3.4        3.4
     Common Stock .....................................         14.4       14.3
     Additional capital ...............................        329.0      324.8
     Reinvested earnings ..............................        463.7      409.0
     Cumulative foreign currency translation adjustment         11.4       13.4
                                                            --------    --------

                                                               821.9      764.9
     Less - Cost of shares in treasury ................        (47.0)     (47.1)
                                                            --------    --------


     Total shareholders' equity .......................        774.9      717.8
                                                            --------    --------

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY .........................   $  1,313.0 $  1,243.2
                                                            ========    ========






       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                             Year Ended December 31
                                                           -------------------------
                                                             1996     1995    1994
                                                           -------- -------- -------


OPERATING ACTIVITIES
     Net income .......................................   $  102.7  $  100.8  $  91.5
     Adjustments to reconcile net
         income to net cash provided by
         operating activities:
              Provision for depreciation ..............        1.0        .8       .7
              Deferred income taxes (credit) ..........       (6.8)    (10.8)    (5.8)
              Share of net income of subsidiaries
                  less dividends received .............      (60.3)    (61.0)   (49.0)
     Other (includes working capital) .................      (23.5)     (4.3)     9.3
                                                             ------    ------   ------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES .............................       13.1      25.5     46.7


INVESTING ACTIVITIES
     Additions to operating lease assets and facilities       (1.8)      (.9)     (.5)
                                                             ------    ------   ------
NET CASH USED IN
     INVESTING ACTIVITIES .............................       (1.8)      (.9)     (.5)

FINANCING ACTIVITIES
     Issuance of Common Stock under
         employee benefit programs ....................        3.1       5.5      4.6
     Cash dividends to shareholders ...................      (48.0)    (45.3)   (43.1)
     Advances (to) from subsidiaries ..................       33.4      14.5     (6.7)
                                                             ------    ------   ------
NET CASH USED IN
     FINANCING ACTIVITIES .............................      (11.5)    (25.3)   (45.2)


NET (DECREASE)  INCREASE
     IN CASH AND CASH EQUIVALENTS .....................   $    (.2) $    (.7) $   1.0
                                                              ======    =====    ======




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES
                                  (In Millions)

----------------------------------------------------------------------------------------------------------------


     COL. A                         COL. B          COL. C             COL. D           COL. E            COL. F

----------------------------------------------------------------------------------------------------------------



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

---------------------------------------------------------------------------------------------------------------




Year ended December 31, 1996:
     Allowance for possible
         losses - Note A            $ 100.0        $  12.5     $  15.5 (B)       $   (6.9) (C)        $ 121.1

Year ended December 31, 1995:
     Allowance for possible
         losses - Note A           $   89.6        $  18.4    $    5.2 (B)        $ (13.2) (C)        $ 100.0

Year ended December 31, 1994:
     Allowance for possible
         losses - Note A           $   96.0        $  19.2    $    2.5 (B)        $ (28.1) (C)       $   89.6


Note A - Deducted from asset accounts.
Note B - Represents principally recovery of amounts previously written off. Note C - Represents principally reductions in asset values charged off or transferred to claims and uncollectible amounts.




                                                                     EXHIBIT 11A
                        GATX CORPORATION AND SUBSIDIARIES

                  COMPUTATION OF NET INCOME (LOSS) PER SHARE OF
                    COMMON STOCK AND COMMON STOCK EQUIVALENTS
                     (In Millions, Except Per Share Amounts)

                                                    Year Ended December 31
                                           ---------------------------------------------
                                             1996       1995     1994     1993     1992
                                           -------     ------   ------   ------   ------



Average number of shares
     of Common Stock outstanding              20.2      20.0     19.9     19.6     19.4
Shares issuable upon assumed exercise
     of stock options, reduced by the
     number of shares which could have
     been purchased with the proceeds
     from exercise of such options              .3        .4       .3       .3        *
                                            -------   -------   ------   ------   ------

Total                                         20.5      20.4     20.2     19.9     19.4
                                            =======   =======   ======   ======   ======



Net income (loss)                        $   102.7 $   100.8 $   91.5 $   72.7 $  (16.5)
Deduct - Dividends paid and
     accrued on Preferred Stock               13.2      13.2     13.3     13.3     13.3
                                            -------   -------   ------   ------   ------

Net income (loss), as adjusted           $    89.5 $    87.6 $   78.2 $   59.4 $  (29.8)
                                            =======   =======   ======   ======   ======

Net income (loss) per share              $     4.37$     4.30$    3.88$    2.99$   (1.53)
                                            =======   =======   ======   ======   ======




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
                     (In Millions, Except Per Share Amounts)

                                                         Year Ended December 31
                                               -----------------------------------------
                                                1996     1995     1994     1993     1992
                                               ------   ------   ------   ------   -----


Average number of shares used to
     compute primary earnings per share        20.5      20.4     20.2     19.9     19.4
Common Stock issuable upon assumed
     conversion of Preferred Stock              4.0       4.0      4.0        *        *
                                             -------   -------   ------   ------   ------

Total                                          24.5      24.4     24.2     19.9     19.4
                                             =======   =======   ======   ======   ======

Net income (loss) as adjusted
     per primary computation              $    89.5 $    87.6 $   78.2 $   59.4 $  (29.8)
Add - Dividends paid and
     accrued on Preferred Stock                13.2      13.2     13.3        *        *
                                             -------   -------   ------   ------   ------

Net income (loss), as adjusted            $   102.7 $   100.8 $   91.5 $   59.4 $  (29.8)
                                             =======   =======   ======   ======   ======

Net income (loss) per share,
     assuming full dilution               $     4.19$     4.13$    3.78$    2.99$   (1.53)
                                             =======   =======   ======   ======   ======

* Conversion of Preferred Stock is excluded from computation of fully diluted earnings because of antidilutive effects.

Additional fully diluted computation (1)
     Average number of shares used to
         compute primary earnings per share                                19.6     19.4
     Common stock issuable upon assumed
         conversion of Preferred Stock, and
         stock option exercises                                             4.4      4.3
                                                                         ------- --------

                                                                           24.0     23.7
                                                                         =======  =======
     Net income (loss) as adjusted
         per primary computation                                        $  59.4   $(29.8)
     Add - Dividends paid and accrued
         on Preferred Stock                                                13.3     13.3
                                                                         -------   ------

                                                                        $  72.7   $(16.5)
                                                                         =======   ======
     Net income (loss) per share,
         assuming full dilution.........................                $  3.03   $  (.70)

(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.





                                                                     EXHIBIT 12
                        GATX CORPORATION AND SUBSIDIARIES

           COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                         (In Millions Except For Ratios)

                                                        1996       1995       1994
                                                      --------   --------   ------


Earnings available for fixed charges:
     Net income                                        $  102.7  $  100.8  $   91.5
Add:
     Income taxes                                          54.4      47.6      48.8
     Equity in net earnings of affiliated companies,
         net of distributions received                      8.0       6.5       3.7
     Interest on indebtedness and amortization
         of debt discount and expense                     202.8     170.1     148.2
     Amortization of capitalized interest                   3.7       1.1       1.1
     Portion of rents representative of
         interest factor (deemed to be one-third)          56.7      43.9      37.9
                                                          ------    ------    ------

Total earnings available for fixed charges             $  428.3  $  370.0  $  331.2
                                                          ======    ======    ======

Preferred dividend requirements                        $   13.2  $   13.2  $   13.3
Ratio to convert preferred
     dividends to pretax basis (A)                          173%      169%      171%
                                                          ------    ------    ------

Preferred dividend factor on pretax basis                  22.8      22.3      22.7
Fixed charges:
     Interest on indebtedness and amortization
         of debt discount and expense                     202.8     170.1     148.2
     Capitalized interest                                   6.8       6.2       3.0
     Portion of rents representative of interest
         factor (deemed to be one-third)                   56.7      43.9      37.9
                                                          ------    ------    ------

Combined fixed charges and
     preferred stock dividends                         $  289.1  $  242.5  $  211.8
                                                          ======    ======    ======

Ratio of earnings to combined fixed charges
           and preferred stock dividends (B)               1.48X     1.53x     1.56x


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

                                     -25-

                                                                    EXHIBIT 21
SUBSIDIARIES OF THE REGISTRANT



The following is a list of subsidiaries included in GATX's consolidated financial statements (excluding a number of subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary), and the state of incorporation of each:

General American  Transportation  Corporation (New  York)--includes one domestic subsidiary, four foreign subsidiaries and an interest in one foreign affiliate, Business Segment--Railcar Leasing and Management
GATX Financial Services, Inc. (Delaware)--56 domestic subsidiaries (which includes GATX Capital Corporation), 12 foreign subsidiaries and six domestic affiliates, Business Segment--Financial Services
GATX Terminals  Corporation   (Delaware)--three  domestic  subsidiaries,   three
     foreign subsidiaries, one domestic affiliate, and interests in 13 foreign affiliates, Business Segment--Terminals and Pipelines
GATX Logistics, Inc. (Florida)--9 domestic subsidiaries and two foreign subsidiaries, Business Segment--Logistics and Warehousing
American Steamship Company (New York)--12 domestic subsidiaries,
     Business Segment--Great Lakes Shipping

                                                                  EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the following: (i) Registration Statement No. 2-92404 on Form S-8, filed July 26, 1984; (ii) Registration
Statement No. 2-96593 on Form S-8, filed March 22, 1985; (iii) Registration Statement No. 33-38790 on Form S-8 filed February 1, 1991; (iv) Registration Statement No. 33-41007 on Form S-8 filed June 7, 1991; (v) Registration Statement No. 33-61183 filed on July 20, 1995; and (vi) Registration Statement No. 33-06315 on Form S-8 filed June 19, 1996 of GATX Corporation, of our report dated January 28, 1997 with respect to the consolidated financial statements and schedules of GATX Corporation included and/or incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1996.


                                                        ERNST & YOUNG LLP




Chicago, Illinois
March 14, 1997

EXHIBIT FILED WITH DOCUMENT
10A. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328; Sixth Amendment to said Plan effective
                  January 31, 1997, submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328. First Amendment of said Plan effective as of January 31, 1997 submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10C. Management Incentive Plan dated January 1, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10D. GATX Corporation Deferred Fee Plan for Directors, as Amended and Restated as of October 25, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

11A.              Statement regarding computation of per share earnings.

11B.              Statement regarding computation of per share earnings
                  (full dilution)

12. Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.

13. Annual Report to Shareholders for the year ended December 31, 1996, pages 33-73, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.               Subsidiaries of the Registrant.

23.               Consent of Independent Auditors.

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1995, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.