Form 10-Q
period 1997-03-31
GATX CORP
filed 1997-05-09
CIK 40211

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    Form 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarterly Period Ended                   Commission File Number
          March 31, 1997                                  1-2328



                                GATX Corporation


Incorporated in the                          IRS Employer Identification No.
State of New York                                        36-1124040


                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Registrant had 20,421,256 shares of common stock outstanding as of April 30, 1997.



--------------------------------------------------------------------------------


--------------------------------------------------------------------------------




                          PART I--FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                      In Millions, Except Per Share Amounts

                                                               Three Months Ended
                                                                     March 31
                                                               ------------------
                                                                1997         1996
                                                                ----         ----

Gross income ...........................................       $ 394.6     $ 303.6

Costs and expenses
     Operating expenses ................................         183.3       150.0
     Interest ..........................................          51.5        43.9
     Provision for depreciation and amortization .......          60.1        44.5
     Provision for possible losses .....................           2.2         3.0
     Selling, general and administrative ...............          53.0        31.9
                                                               -------     -------
                                                                 350.1       273.3
                                                               -------     -------
Income before income taxes and equity in
     net earnings of affiliated companies ..............          44.5        30.3

Income taxes ...........................................          19.2        12.1
                                                               -------     -------

Income before equity in net earnings of affiliated
     companies .........................................          25.3        18.2

Equity in net earnings of affiliated companies .........           5.9         6.5
                                                               -------     -------

Net income .............................................       $  31.2     $  24.7
                                                               =======     =======

Per common share:
     Net income ........................................       $  1.35     $  1.05
     Net income, assuming full dilution ................          1.27        1.01
     Dividends declared ................................           .46         .43

Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.




                        GATX CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


ASSETS

                                                           March 31    December 31
                                                             1997          1996
                                                           --------    -----------
                                                          (Unaudited)

Cash and cash equivalents ..........................       $   49.9      $   46.2

Receivables
     Trade accounts ................................          101.4         130.1
     Finance leases ................................          704.6         761.3
     Secured loans .................................          193.0         222.6
     Less - Allowance for possible losses ..........         (124.4)       (121.1)
                                                           --------      --------
                                                              874.6         992.9

Operating lease assets and facilities
     Railcars and support facilities ...............        2,506.1       2,436.5
     Tank storage terminals and pipelines ..........        1,374.5       1,377.8
     Great Lakes vessels ...........................          199.3         199.3
     Operating lease investments and other .........          604.8         605.6
                                                           --------      --------
                                                            4,684.7       4,619.2

     Less - Allowance for depreciation .............       (1,806.8)     (1,772.8)
                                                           --------      --------
                                                            2,877.9       2,846.4

Investments in affiliated companies ................          474.3         464.2


Other assets .......................................          433.0         400.5
                                                           --------      --------






TOTAL ASSETS .......................................       $4,709.7      $4,750.2
                                                           ========      ========








LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                           March 31     December 31
                                                             1997           1996
                                                          ---------     -----------
                                                         (Unaudited)

Accounts payable ...................................      $   274.6      $  312.6

Accrued expenses ...................................           78.1          51.7

Debt
     Short-term debt ...............................          349.3         243.8
     Long-term debt ................................        2,300.1       2,436.9
     Capital lease obligations .....................          221.0         227.2
                                                           --------      --------
                                                            2,870.4       2,907.9

Deferred income taxes ..............................          336.4         339.2

Other deferred items ...............................          362.3         363.9
                                                           --------      --------

         Total liabilities and deferred items ......        3,921.8       3,975.3

Shareholders' equity
     Preferred Stock ...............................            3.4           3.4
     Common Stock ..................................           14.5          14.4
     Additional capital ............................          331.9         329.0
     Reinvested earnings ...........................          482.2         463.7
     Cumulative unrealized equity adjustments ......            2.7          11.4
                                                           --------      --------
                                                              834.7         821.9
     Less - Cost of common shares in treasury ......          (46.8)        (47.0)
                                                           --------      --------


         Total shareholders' equity ................          787.9         774.9
                                                           --------      --------

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY ......................       $4,709.7      $4,750.2
                                                           ========      ========






                        GATX CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                   In Millions

                                                                 Three Months Ended
                                                                      March 31
                                                                  -----------------
                                                                   1997       1996
                                                                  ------      -----
OPERATING ACTIVITIES
Net income ..................................................     $ 31.2    $ 24.7
Adjustments to reconcile net income to net cash
      provided by operating activities:
          Realized gain on disposition of leased equipment ..      (26.1)     (7.2)
          Provision for depreciation and amortization .......       60.1      44.5
          Provision for possible losses .....................        2.2       3.0
          Deferred income taxes .............................       (1.4)      3.6
Net change in trade receivables, inventories,
      accounts payable and accrued expenses .................       19.0      (2.6)
Other .......................................................      (27.9)    (15.9)
                                                                  ------    ------
      NET CASH PROVIDED BY
          OPERATING ACTIVITIES ..............................       57.1      50.1

INVESTING ACTIVITIES
Additions to operating lease assets and facilities ..........      (95.3)   (119.6)
Additions to equipment on lease, net of nonrecourse financing
      for leveraged leases ..................................      (51.0)    (72.4)
Secured loans extended ......................................       (2.5)    (19.3)
Investments in affiliated companies .........................      (14.0)    (16.3)
Progress payments and other .................................      (18.0)    (22.3)
                                                                  ------    ------
      Capital additions and portfolio investments ...........     (180.8)   (249.9)
Portfolio proceeds:
      From disposition of leased equipment ..................       88.7      24.8
      From return of investment .............................       72.5      52.0
                                                                  ------    ------
          Total portfolio proceeds ..........................      161.2      76.8
Proceeds from other asset dispositions ......................        1.8        .9
                                                                  ------    ------
      NET CASH (USED IN) INVESTING ACTIVITIES ...............      (17.8)   (172.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ....................       40.5     200.4
Repayment of long-term debt .................................     (170.3)   (125.5)
Net increase in short-term debt .............................      110.0      61.2
Repayment of capital lease obligations ......................       (6.2)     (6.0)
Issuance of common stock under employee benefit programs ....        3.1        .6
Cash dividends ..............................................      (12.7)    (12.0)
                                                                  ------    ------
      NET CASH (USED IN) PROVIDED BY
           FINANCING ACTIVITIES .............................      (35.6)    118.7
                                                                  ------    ------

NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS ..................................     $  3.7    $ (3.4)
                                                                  ======    ======


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 1997
                          TO FIRST THREE MONTHS OF 1996


GENERAL

GATX Corporation's net income for the first quarter of 1997 was $31 million or $1.35 per common share compared to net income of $25 million or $1.05 per common share for the first quarter of 1996. On a fully diluted basis, earnings per share were $1.27 compared to fully diluted earnings of $1.01 per share for the 1996 period. Due to record asset remarketing income at Financial Services, it is expected that this will be GATX's highest quarter for 1997.

Gross income increased by 30% while net income increased by 26% as a result of strong asset remarketing gains (Financial Services) as well as growth in the leased railcar fleet and incremental income from Canadian operations (Transportation). The 1997 first quarter results reflect Transportation's mid-1996 acquisition of the remaining interest in its Canadian subsidiary, CGTX, Inc. Gross income for the first quarter of 1997 also increased due to equipment sales at Financial Services' Centron subsidiary; the remaining 50% interest in Centron was acquired in late October 1996. These increases were partially offset by lower revenues at GATX's terminals and pipelines segment (Terminals). In addition, corporate expense was higher in 1997 primarily due to the reversal of a $2.6 million after-tax litigation reserve in 1996.

Operating activities provided $57 million of cash flow, an increase of $7 million from the 1996 first quarter. The $19 million increase in realized gains on disposition of leased equipment effectively decreased cash from operating activities as the full amount of proceeds was included in investing activities as portfolio proceeds.

Capital additions and portfolio investments for the quarter totaled $181 million, a decrease of $69 million from the 1996 first quarter. Portfolio investments  for the quarter at  Financial  Services of $86  million  were
$44 million less than the prior year. Transportation invested $83 million in its railcar fleet versus $80 million in last year's first quarter. Terminals' capital spending of $11 million was $26 million less than last year as the 1996 first quarter included $20 million attributable to the now completed Central Florida Pipeline expansion project. Full year capital spending is forecast to be approximately $400 million compared to the $527 million expended in 1996, which included the acquisition of CGTX. Portfolio investments are projected to approximate $550 million compared to the $659 million expended in 1997. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. It is
anticipated   that  capital  expenditures  and  portfolio investments  will be funded by both internally generated funds and GATX's available external financing sources.

GATX, through its subsidiaries, had available unused committed lines of credit of $500 million at March 31, 1997. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $207 million of pass through trust certificates have been issued; no notes were issued during the quarter. GATX Capital has a $300 million shelf registration, under which $268 million of medium-term notes have been issued; GATX Capital did not issue any medium-term notes during the quarter.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:


RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
--------------------------------------------------------------------------------


                       Three Months Ended
(In Millions)               March 31
                       ------------------
                       1997         1996                  Change
                       ----         -----            ----------------

Gross Income          $116.2       $ 97.2            $ 19.0       20%

Net Income            $ 18.0       $ 15.7            $  2.3       15%
--------------------------------------------------------------------------------


Transportation's gross income for the first quarter of 1997 increased 20% from the comparable prior year period. The consolidation of CGTX accounted for $14 million of the increase, with the remaining revenue increase primarily due to approximately 2,400 more cars on lease as well as higher overall average lease rates. About 73,900 tank and freight railcars were on lease throughout North America at quarter end, including 8,900 cars in Canada. With a total fleet of 78,700 railcars, utilization ended the quarter at 94%, up from about 93% at March 31, 1996. For the first three months, almost 1,300 new and existing railcars were acquired, roughly comparable to the first quarter of 1996.

Net income increased 15% from the first quarter of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue were approximately the same as for the first quarter of 1996. Because the majority of U.S. railcar additions have been financed using sale-leasebacks in recent years, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX's railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. For the first quarter of 1996, the operating results for CGTX were recorded as equity in net earnings of affiliates, whereas for the first quarter of 1997, CGTX's revenues and costs were fully consolidated.


FINANCIAL SERVICES
--------------------------------------------------------------------------------


                          Three Months Ended
(In Millions)                   March 31
                          -------------------
                           1997          1996               Change
                          -----          ----        ------------------

Gross Income              $144.4       $ 61.8        $ 82.6        134%

Net Income                $ 22.9       $  9.2        $ 13.7        149%
--------------------------------------------------------------------------------

Gross income at Financial Services of $144 million increased $83 million from the prior year quarter due to higher asset remarketing income, new lease and loan volume, and the acquisition of Centron in late 1996. Asset remarketing income includes both asset disposition gains and residual sharing fees. Pretax disposition gains were $25 million for the first quarter of 1997 compared to $7 million for the first quarter of 1996. Fee income of $14 million increased $11 million over the prior year's quarter as a result of residual sharing fees related to the sale of assets from its managed portfolio. Asset remarketing income does not occur evenly period to period, and it is expected that this will be Financial Services' highest quarter for 1997.

Net income was a record $23 million, a $14 million increase over the 1996 first quarter due to the increased gross income, partially offset by increased interest, SG&A, and operating lease expenses. The provision for possible losses of $2 million decreased $1 million from the prior year. The loss reserve at March 31, 1997, was $118 million compared to $114 million at December 31, 1996, reflecting the year-to-date provision and recoveries.


TERMINALS AND PIPELINES
--------------------------------------------------------------------------------


                           Three Months Ended
(In Millions)                   March 31
                          -------------------
                           1997         1996                 Change
                          -----         -----          -----------------

Gross Income              $ 70.5       $ 72.8          $ (2.3)      (3)%

Net Income (Loss)         $ (1.4)      $  4.7          $ (6.1)    (130)%
--------------------------------------------------------------------------------


Terminals' 1997 first quarter gross income declined 3% from the year ago period. Petroleum storage pricing pressures have continued from last year. Low petroleum inventory levels have created a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. While the petroleum storage market has been and continues to be difficult, chemical storage revenue has remained more steady, and Terminals' pipelines reported a revenue increase as compared to the first quarter of 1996. Throughput of petroleum and chemical products at Terminals' facilities was 165 million barrels compared to 169 million barrels for the first three months of 1996. Capacity utilization at wholly-owned facilities was 89% at the end of the quarter versus 85% a year ago.

Terminals reported a $1.4 million loss for the quarter, a significant decrease from last year's $4.7 million profit. Included in first quarter 1997 results is $1.8 million (pretax) of costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. Asset ownership costs (depreciation and interest) were approximately $4 million over the prior year's quarter reflecting the full impact of business expansion and facilities improvements in the prior year. Due to the decrease in revenues, asset ownership costs now represent a higher percentage of revenues. Equity in net earnings of affiliated companies were $2.2 million, $.6 million lower than the first quarter of 1996, primarily due to lower earnings from several international joint ventures.

LOGISTICS AND WAREHOUSING
--------------------------------------------------------------------------------


                      Three Months Ended
(In Millions)              March 31
                      ------------------
                        1997       1996                   Change
                       -----       ----            ------------------

Gross Income          $ 62.1       $ 70.2          $ (8.1)      (12)%

Net Income (Loss)     $  (.4)      $   .3          $  (.7)     (233)%
--------------------------------------------------------------------------------


GATX Logistics' gross income of $62 million decreased 12% from the first three months of 1996 reflecting lower volumes for certain customers and an increase in empty space. Though strong performances continued with selected existing customers, replacing lost business has been slower than anticipated.

Logistics reported a net loss of $(.4) million, compared to a profit of $.3 million in the prior year first quarter. The results were primarily attributable to reduced volumes and lost business due to changes in certain customers' outsourcing philosophies and distribution channels.


GREAT LAKES SHIPPING
--------------------------------------------------------------------------------


                      Three Months Ended
(In Millions)              March 31
                      ------------------
                       1997        1996                 Change
                       ----        ----           -----------------

Gross Income           $  .9      $  1.3          $  (.4)     (31)%

Net Income             $  .4      $   .2          $   .2      100 %
--------------------------------------------------------------------------------


American Steamship does not begin operations until late in the first quarter due to ice on the Great Lakes. For this year's first quarter, American Steamship had earnings of $.4 million compared to earnings of $.2 million a year ago. This slight increase was primarily due to less severe ice and weather conditions compared to the first quarter of 1996.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company has previously reported various lawsuits filed by and against its wholly owned subsidiary, GATX Capital Corporation ("Capital") and GATX/Airlog Company ("Airlog"), a general partnership of which a subsidiary of Capital is a partner, arising out of the issuance of Airworthiness Directive 96-01-03 issued by the Federal Aviation Administration in January 1996 (the "Airworthiness Directive"). On January 2, 1997, Capital and Airlog filed a Motion for Partial Summary Judgment with respect to certain of the counterclaims filed by Evergreen International Airlines, Inc. ("Evergreen") in the Declaratory Judgment action brought by Capital and Airlog in the United States District Court for the Northern District of California (No. C96-2494). The Motion for Partial Summary Judgment was brought on the grounds that (1) the contracts at issue in the litigation are governed by the California Commercial Code (the "Code"), (2) Evergreen's contract counterclaims are barred by the four-year statute of repose established by the Code, and (3) Evergreen's negligent misrepresentation counterclaim is barred by the economic loss doctrine under California law. The court has held oral argument on the motion and has taken it under advisement.

The previously reported action filed by General Electric Capital Corporation and a subsidiary thereof (hereinafter collectively "GECC"), against Airlog, Capital and certain other companies, has been dismissed, without prejudice. These parties and the Company entered into a tolling agreement dated December 17, 1996 and amended in April 1997. Under the tolling agreement as amended, the parties thereto have agreed that any defenses of expiration of the statute of limitations or statute of repose or laches applicable to the causes of action asserted by GECC are tolled, up to and including January 8, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   GATX's Annual Meeting of Stockholders was held on April 25, 1997.

(b)  Matters voted upon at the meeting were:

                                                    Number of Shares Voted
                                                    ----------------------
                                                      For         Withheld
                                                   ---------      --------

     1.   Election of Directors

          James M. Denny                          20,232,363       111,960
          Richard Fairbanks                       20,218,675       125,648
          William C. Foote                        20,212,664       131,659
          Deborah M. Fretz                        20,211,557       132,766
          Richard A. Giesen                       20,215,234       129,089
          Miles L. Marsh                          20,222,764       121,559
          Charles Marshall                        20,228,067       116,256
          Michael E. Murphy                       20,236,189       108,134
          Ronald H. Zech                          20,232,549       111,774


      2.  Ratification of appointment of Ernst &       20,264,389    For
            Young LLP as independent auditors              33,011    Against
          for Fiscal 1997.                                 46,922    Abstentions

     3.   Shareholder proposal relating to change       4,510,729    For
          of control agreements.                       11,857,148    Against
                                                          384,051    Abstentions
                                                        3,592,395    Non-vote

     There were no broker non-votes with respect to the election of the directors or the appointment of independent auditors.


Item 6.  Exhibits and Reports on Form 8-K.                                 Page
                                                                           ----

(a)11A   Statement regarding computation of earnings per share.             12

   11B   Statement regarding computation of earnings per
         share (full dilution).                                             13

   27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)      Report on Form 8-K dated  January 24, 1997 with respect to
         certain litigation  filed  against   GATX/Airlog, a  California
         general partnership of which GATX Capital Corporation is a partner, and GATX Capital Corporation.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GATX CORPORATION
                                                        (Registrant)




                                                    /s/  David M. Edwards
                                                  ------------------------
                                                       David M. Edwards
                                                 Vice President Finance and
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)





Date:  May 9, 1997



                                                                                          Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS

                      In Millions, Except Per Share Amounts



                                                                                   Three Months Ended
                                                                                         March 31
                                                                                    ----------------
                                                                                      1997     1996
                                                                                     ------   ------


Average number of shares of common stock outstanding ...........................       20.3     20.1

Shares issuable upon assumed exercise of stock options, reduced by the number of shares which could have been purchased with the proceeds
    from exercise of such options ..............................................         .3       .4
                                                                                     ------   ------

Total shares ...................................................................       20.6     20.5
                                                                                     ======   ======


Net income .....................................................................     $ 31.2   $ 24.7

Deduct - Dividends paid and accrued on
    preferred stock ............................................................        3.3      3.3
                                                                                     ------   ------

Net income, as adjusted ........................................................     $ 27.9   $ 21.4
                                                                                     ======   ======

Net income per share ...........................................................     $ 1.35   $ 1.05
                                                                                     ======   ======





Note: In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. In addition to changes in the computation, the terms "primary" and "fully diluted" earnings per share will be replaced with the terms "basic" and "diluted," respectively. Under the new requirements for calculating primary/basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary/basic earnings per share of approximately $.02 per share for each of the quarters ended March 31, 1997 and March 31, 1996. The impact of FAS 128 on the calculation of fully diluted/diluted earnings per share for these quarters is expected to result in no change.










                                                                    Exhibit 11B


                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS
                             ASSUMING FULL DILUTION

                      In Millions, Except Per Share Amounts


                                                       Three Months Ended
                                                             March 31
                                                        ----------------
                                                         1997      1996
                                                        ------    ------
Average number of shares used to
      compute primary earnings per share ..........       20.6     20.5

Common stock issuable upon assumed
      conversion of preferred stock ...............        4.0      4.0
                                                        ------   ------

Total shares ......................................       24.6     24.5
                                                        ======   ======


Net income, as adjusted per primary computation ...     $ 27.9   $ 21.4

Add - Dividends paid and accrued on preferred stock        3.3      3.3
                                                        ------   ------

Net income, as adjusted ...........................     $ 31.2   $ 24.7
                                                        ======   ======

Net income per share, assuming full dilution ......     $ 1.27   $ 1.01
                                                        ======   ======




Note:     See discussion of FAS 128 effect on Exhibit 11A.


EXHIBITS FILED WITH DOCUMENT

(a)11A   Statement regarding computation of earnings per share.

   11B Statement regarding computation of earnings per share (full dilution).

   27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.