Form 10-K/A
period 1996-12-31
GATX CORP
filed 1997-05-12
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                AMENDMENT NO. 1

This Form 10-K/A is being filed for the purpose of adding Exhibit 99D to Item 14(c) - Exhibits.

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.
--------------------------------------------------------------------------

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

            2.        -Financial Statement Schedules:                     Page

                      Schedule I        Condensed Financial
                                            Information of Registrant..... **

                      Schedule II       Valuation and Qualifying Accounts. **

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
















----------------------
** Previously included in Registrant's Annual Report on Form 10-K for 1996, as originally filed.




c) EXHIBIT INDEX

Exhibit
Number                                                    Exhibit Description             Page
------                                                    --------------------            ----

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

10A.* GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328; Sixth
                  Amendment to said Plan effective January 31, 1997, submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10B.*             GATX Corporation 1995 Long Term Incentive  Compensation  Plan,
                  incorporated by reference to GATX's  Quarterly  Report on Form
                  10-Q for the  quarterly  period  ended  March 31,  1995,  file number  1-2328.  First  Amendment of said Plan effective as of
                  January  31,  1997   submitted  to  the  SEC  along  with  the
                  electronic transmission of this Annual Report on Form 10-K.

10C.*             Management  Incentive Plan dated January 1, 1997,  file number
                  1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10D.* GATX Corporation Deferred Fee Plan for Directors, as Amended and Restated as of October 25, 1996, file number 1-2328.
                  Submitted to the SEC along with the electronic submission of this Report on Form 10-K.







----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                       -2-





Exhibit
Number                                                       Exhibit Description          Page
-------                                                      -------------------          ----

10E.* 1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number
                  1-2328.

10F.*             1985 Executive  Deferred Income Plan  Participation  Agreement
                  between  GATX  Corporation  and  participating  directors  and
                  executive   officers   dated   July  1,  1985,   as   amended,
                  incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal  year ended  December  31,  1991,  file  number
                  1-2328.

10G.* 1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number
                  1-2328.

10H.*             Amendment  to  Executive  Deferred  Income Plan  Participation
                  Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, incorporated by reference to GATX's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.

10I.*             Retirement Supplement to Executive Deferred Income Plan
                  Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors incorporated by reference to GATX's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1990, file number 1-2328.

10J.*             Amendment  to  Executive  Deferred  Income Plan  Participation
                  Agreements between GATX and participating executive officers entered into as of April 23, 1993, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993, file number 1-2328.




----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

                                       -3-





Exhibit
Number                                                      Exhibit Description           Page
-------                                                     --------------------          ----

10K.*             Director's  Deferred  Stock  Plan  approved  on July  26,1996,
                  effective  as  of  April  26,  1996  1992,   Summary  of  Plan
                  incorporated by reference to GATX's  Quarterly  Report on Form
                  10-Q for the quarterly  period ended  September 30, 1996, file number 1-2328.

10L.* Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1995, incorporated by reference to GATX's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31,1995, file number
                  1-2328.

10M.*             Agreements  for  Continued   Employment  Following  Change  of
                  Control  or   Disposition   of  a   Subsidiary   between  GATX
                  Corporation  and an additional  executive  officer dated as of
                  July 1, 1995 and between  GATX and another  executive  officer dated as of January  1, 1996.  Incorporated  by  reference  to
                  GATX's  Annual  Report on Form 10-K for the fiscal  year ended
                  December 31, 1995, file number 1-2328.

10N.*             Agreement dated July 29, 1994, supplementing the Agreement for
                  Continued   Employment   Following   Change  of   Control   or
                  Disposition  of a  Subsidiary  between  GATX  Corporation  and
                  Ronald H. Zech,  incorporated  by reference  to GATX's  Annual
                  Report on Form 10-K for the  fiscal  year ended  December  31,
                  1994, file number 1-2328.

10O.*             Letter   Agreement  dated  August  17,  1993  between  William
                  Chambers  and  GATX,   incorporated  by  reference  to  GATX's
                  Quarterly  Report on Form 10-Q for the quarterly  period ended
                  June 30, 1995, file number 1-2328.

10P.* Letter Agreement dated May 31, 1995 between David B. Anderson and GATX. Incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328.

10Q.*             Arrangements between James J. Glasser and GATX associated with
                  Mr. Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996 entitled "Termination of Employment and Change of Control
                  Arrangements" are incorporated herein by reference thereto, file number 1-2328.

11A.              Statement regarding computation of per share earnings.                  **


----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company's Annual Report on Form 10-K.

** Previously included in Registrant's Annual Report on Form 10-K for 1996, as originally filed.

                                       -4-


Exhibit
Number                                                     Exhibit Description            Page
------                                                     --------------------           ----

11B.              Statement regarding computation of per share earnings
                  (full dilution)                                                          **

12.               Statement regarding computation of ratios of earnings to
                  combined fixed charges and preferred stock dividends.                    **

13.               Annual Report to Shareholders  for the year ended December 31,
                  1996,  pages 33-73,  with respect to the Annual Report on Form
                  10-K for the fiscal year ended December 31, 1996,  file number
                  1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.               Subsidiaries of the Registrant.                                          **

23.               Consent of Independent Auditors.                                         **

23A.              Consent of Independent Auditors.

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


----------------------
** Previously included in Registrant's Annual Report on Form 10-K for 1996, as originally filed.

                                       -5-



Exhibit
Number                                                     Exhibit Description            Page
-------                                                    -------------------            ----

99D.              GATX Logistics Inc. 401(k) Cash Accumulation Plan Financial
                  Statements and Supplemental Schedules for the fiscal year ended December 31, 1996, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K/A.






                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GATX CORPORATION
                                                        (Registrant)




                                            By:       /s/David M. Edwards
                                                    -------------------------
                                                         David M. Edwards
                                                   Vice President Finance and
                                                      Chief Financial Officer

May 12, 1997