Form 10-Q
period 1997-06-30
GATX CORP
filed 1997-08-13
CIK 40211

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


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended                 Commission File Number
           June 30, 1997                                   1-2328




                                GATX Corporation


     Incorporated in the                     IRS Employer Identification No.
      State of New York                              36-1124040

                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Registrant had 24,376,378 shares of common stock outstanding as of July 31, 1997.


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------




                          PART I--FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                      In Millions, Except Per Share Amounts


                                                   Three Months Ended      Six Months Ended
                                                        June 30               June 30
                                                  ------------------     -----------------
                                                   1997         1996      1997       1996
                                                  -----       ------     -------    ------

Gross income .................................     $ 434.7   $ 337.8   $ 829.3   $ 641.4

Costs and expenses
   Operating expenses ........................       218.4     165.7     401.7     315.7
   Interest ..................................        55.3      49.1     106.8      93.0
   Provision for depreciation and amortization        62.3      48.1     122.4      92.6
   Provision for possible losses .............         3.9       4.0       6.1       7.0
   Selling, general and administrative .......        56.7      41.6     109.7      73.5
                                                   -------   -------   -------    ------
                                                     396.6     308.5     746.7     581.8
                                                   -------   -------   -------    ------

Income before income taxes and equity
   in net earnings of affiliated companies ...        38.1      29.3      82.6      59.6

Income taxes .................................        15.3      11.4      34.5      23.5
                                                   -------   -------   -------    ------

Income before equity in net earnings
   of affiliated companies ...................        22.8      17.9      48.1      36.1

Equity in net earnings of affiliated companies         7.4       7.8      13.3      14.3
                                                   -------   -------   -------    ------

Net income                                         $  30.2   $  25.7   $  61.4    $ 50.4
                                                   =======   =======   =======    ======

Per common share:
   Net income ................................     $  1.23   $  1.09   $  2.57    $ 2.14
   Net income, assuming full dilution ........        1.21      1.05      2.47      2.06
   Dividends declared ........................         .46       .43       .92       .86


Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.






                        GATX CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions




ASSETS

                                                June 30   December 31
                                                  1997        1996
                                               --------   -----------
                                              (Unaudited)

Cash and cash equivalents ................     $   33.3    $   46.2


Receivables
     Trade accounts ......................        104.7       130.1
     Finance leases ......................        693.0       761.3
     Secured loans .......................        204.1       222.6
     Less - Allowance for possible losses        (128.1)     (121.1)
                                               --------     -------
                                                  873.7       992.9

Operating lease assets and facilities
     Railcars and support facilities .....      2,558.3     2,436.5
     Tank storage terminals and pipelines       1,392.2     1,377.8
     Great Lakes vessels .................        199.3       199.3
     Operating lease investments and other        659.5       605.6
                                               --------    --------
                                                4,809.3     4,619.2

     Less - Allowance for depreciation ...     (1,845.4)   (1,772.8)
                                               --------    --------
                                                2,963.9     2,846.4


Investments in affiliated companies ......        537.1       464.2


Other assets .............................        421.9       400.5
                                               --------    --------



TOTAL ASSETS .............................     $4,829.9    $4,750.2
                                               ========    ========










LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                                   June 30   December 31
                                                     1997        1996
                                                   -------   -----------
                                                 (Unaudited)

Accounts payable ............................     $  285.1    $  312.6

Accrued expenses ............................         69.2        51.7

Debt
     Short-term debt ........................        489.5       243.8
     Long-term debt .........................      2,259.7     2,436.9
     Capital lease obligations ..............        218.1       227.2
                                                  --------    --------
                                                   2,967.3     2,907.9

Deferred income taxes .......................        341.7       339.2

Other deferred items ........................        359.8       363.9
                                                  --------    --------

         Total liabilities and deferred items      4,023.1     3,975.3

Shareholders' equity
     Preferred Stock ........................         --           3.4
     Common Stock ...........................         16.9        14.4
     Additional capital .....................        332.5       329.0
     Reinvested earnings ....................        498.3       463.7
     Cumulative unrealized equity adjustments          5.9        11.4
                                                  --------    --------
                                                     853.6       821.9
     Less - Cost of common shares in treasury        (46.8)      (47.0)
                                                  --------    --------

         Total shareholders' equity .........        806.8       774.9
                                                  --------    --------

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY ...............     $4,829.9    $4,750.2
                                                  ========    ========







                        GATX CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                      Three Months Ended     Six Months Ended
                                                           June 30               June 30
                                                      ------------------     ----------------
                                                         1997      1996      1997      1996
                                                        ------    ------    ------    ------

OPERATING ACTIVITIES
Net income ........................................     $ 30.2    $ 25.7    $ 61.4    $ 50.4
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Realized gain on disposition of leased
             equipment ............................      (14.4)    (12.1)    (40.5)    (19.3)
        Provision for depreciation and amortization       62.3      48.1     122.4      92.6
        Provision for possible losses .............        3.9       4.0       6.1       7.0
        Deferred income taxes .....................        4.5        .4       3.1       4.0
Net change in trade receivables, inventories,
    accounts payable and accrued expenses .........       (4.1)     (6.6)     14.9      (9.2)
Other .............................................      (17.2)    (10.1)    (45.1)    (26.0)
                                                        ------    ------    ------    ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....       65.2      49.4     122.3      99.5

INVESTING ACTIVITIES
Additions to operating lease assets and facilities       (81.8)   (141.0)   (177.1)   (260.6)
Additions to equipment on lease,
    net of nonrecourse financing ..................     (105.2)   (124.4)   (156.2)   (196.8)
Secured loans extended ............................      (12.4)    (81.0)    (14.9)   (100.3)
Investments in affiliated companies ...............      (58.1)    (16.7)    (72.1)    (33.0)
Progress payments and other .......................       (6.4)    (14.9)    (24.4)    (37.2)
                                                        ------    ------    ------    ------
    Capital additions and portfolio investments ...     (263.9)   (378.0)   (444.7)   (627.9)
Portfolio proceeds:
    From disposition of leased equipment ..........       40.2      27.5     128.9      52.3
    From return of investment .....................       53.9      34.2     126.4      86.2
                                                        ------    ------    ------    ------
       Total portfolio proceeds ...................       94.1      61.7     255.3     138.5
Proceeds from other asset dispositions ............        1.7       6.4       3.5       7.3
                                                        ------    ------    ------    ------
   NET CASH USED IN INVESTING ACTIVITIES ..........     (168.1)   (309.9)   (185.9)   (482.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ..........       43.2     118.6      83.7     319.0
Repayment of long-term debt .......................      (89.2)    (75.6)   (259.5)   (201.1)
Net increase in short-term debt ...................      149.9     231.9     259.9     293.1
Repayment of capital lease obligations ............       (3.2)     (2.5)     (9.4)     (8.5)
Issuance of Common Stock and other ................        (.2)       .6       2.9       1.2
Cash dividends ....................................      (14.2)    (12.0)    (26.9)    (24.0)
                                                        ------    ------    ------    ------
    NET CASH PROVIDED BY FINANCING ACTIVITIES .....       86.3     261.0      50.7     379.7
                                                        ------    ------    ------    ------

NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS ....................     $(16.6)   $   .5    $(12.9)   $ (2.9)
                                                        ======    ======    ======    ======


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1997 TO FIRST SIX MONTHS OF 1996


GENERAL

GATX Corporation's net income for the first six months of 1997 was $61 million or $2.57 per common share compared to net income of $50 million or $2.14 per common share for the first six months of 1996. On a fully diluted basis, earnings per share were $2.47 compared to fully diluted earnings of $2.06 for the 1996 period. Due to record asset remarketing income at Financial Services in the first half of 1997, it is expected that earnings will be lower in the second half of the year.

Gross income increased by 29% while net income increased by 22% as a result of strong asset remarketing gains (Financial Services) as well as growth in the leased railcar fleet and incremental income from Canadian operations (Transportation). The Great Lakes Shipping segment (American Steamship) also posted asset remarketing income by partnering with Financial Services in a third-party vessel transaction. Results for the first six months of 1997 reflect Transportation's mid-1996 acquisition of the remaining interest in its Canadian subsidiary, CGTX, Inc. Gross income for the first six months of 1997 also increased due to equipment sales at Financial Services' Centron subsidiary; the remaining 50% interest in Centron was acquired in late October 1996. These increases were partially offset by results at GATX's terminals and pipelines segment (Terminals) where a difficult petroleum storage market has continued to cause pricing pressure. In addition, corporate expense was higher in 1997 primarily due to the reversal of a $2.6 million (after-tax) litigation reserve in 1996.

Operating activities provided $122 million of cash flow, an increase of $23 million from the first six months of 1996. The $21 million increase in realized gains on disposition of leased equipment effectively decreased cash from operating activities as the full amount of proceeds was included in investing activities as portfolio proceeds.

On June 16, 1997, GATX completed the redemption of its $3.875 Cumulative Convertible Preferred Stock ("Preferred"). The outstanding Preferred (3,390,880 shares) was either converted to Common Stock at a conversion rate of 1.1494 shares of Common Stock per convertible Preferred share or redeemed at a price of $51.6576 per share (including accrued dividends). The conversion of 3,371,706 preferred shares resulted in issuing 3,875,127 shares of common, and the remaining preferred shares were redeemed.

Capital additions and portfolio investments for the first six months totaled $445 million, a decrease of $183 million from the first six months of 1996. Financial Services' portfolio investments for the first six months of $267 million were $100 million less than the prior year. Portfolio investments in both the primary and secondary markets are opportunistic in nature and therefore do not fall evenly from period to period. Transportation invested $144 million in its railcar fleet versus $171 million in last year's first six months. Terminals' capital spending of $31 million was $55 million less than last year, which included $31 million attributable to the now completed Central Florida Pipeline expansion project. Full year capital additions are forecasted to be approximately $400 million compared to the $527 million expended in 1996, which included the acquisition of CGTX. Portfolio investments are projected to approximate $550 million compared to the $659 million expended in 1996. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. It is anticipated that capital additions and portfolio investments will be funded with both internally generated funds and GATX's available external sources.

GATX, through its subsidiaries, had available unused uncommitted lines of credit of $413 million at June 30, 1997. General American Transportation Corporation
(GATC) has a $650 million shelf registration for pass through trust certificates and debt securities, under which $207 million of pass through certificates have been issued; no notes were issued during the first six months. GATX Capital has a $300 million shelf registration, under which $268 million of medium term notes have been issued; GATX Capital did not issue any medium-term notes during the quarter.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes to the aircraft, petroleum, chemical, and steel industries.


RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                  June 30
                          ------------------
                           1997        1996               Change
                          ------      ------         ----------------

Gross Income              $234.9      $196.4         $ 38.5       20%

Net Income                $ 36.5      $ 32.8         $  3.7       11%

--------------------------------------------------------------------------------


Transportation's gross income for the first six months of 1997 increased 20% from the comparable prior year period. The consolidation of CGTX accounted for $14 million of the increase with the remaining revenue increase primarily due to approximately 2,100 more cars on lease as well as higher overall average lease rates. About 74,300 tank and freight cars were on lease throughout North America at the end of the first half of the year, including 8,900 cars in Canada. With a total fleet of 79,000 railcars, utilization ended the first half at 94%, up from slightly under 93% at June 30, 1996.

Net income increased 11% from the first six months of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue were approximately the same as for the first six months of 1996. Because the majority of U.S. railcar additions have been financed using sale-leasebacks in recent years, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. For the first six months of 1996, the operating results of CGTX were recorded as equity in net earnings of affiliates, whereas in 1997 CGTX's revenues and costs were fully consolidated.

FINANCIAL SERVICES

--------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                  June 30
                          ------------------
                           1997        1996                Change
                          ------      ------         ----------------

Gross Income              $286.8      $132.6         $154.2      116%

Net Income                $ 36.0      $ 20.0         $ 16.0       80%

--------------------------------------------------------------------------------


Gross income at Financial Services of $287 million increased $154 million from the first half of 1996 due to technology equipment sales, higher asset remarketing income, and increased lease volume. Of the $154 million increase, $94 million is due to technology equipment sales, primarily from Centron, one of Financial Services' technology subsidiaries. No comparable technology equipment revenue was recorded for the first half of 1996 as the remaining interest in Centron was acquired in late 1996. Asset remarketing income includes both asset disposition gains and residual sharing fees. Pretax asset disposition gains were $41 million for the first six months of 1997 compared to $18 million for the first six months of 1996. Residual sharing fees of $12 million increased $10 million over the prior year's first half. Asset remarketing income does not occur evenly period to period, and it is expected that Financial Services' results for the first half of 1997 will exceed the second half.

Net income for the first six months was a record $36 million, a $16 million increase over the comparable 1996 period due to the increased gross income, partially offset by increased cost of equipment sales, SG&A, operating lease expenses, and interest expense. The provision for possible losses of $6 million decreased $1 million from the prior year. The loss reserve at June 30, 1997 was $121 million compared to $114 million at December 31, 1996, resulting largely from the year-to-date provision.


TERMINALS AND PIPELINES

--------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                  June 30
                          ------------------
                           1997        1996               Change
                          ------      ------         ----------------

Gross Income              $146.2      $145.8         $  .4        -

Net Income                $  1.1      $  9.3         $(8.2)     (88)%

--------------------------------------------------------------------------------


Terminals' gross income for the first half of 1997 is essentially unchanged from the comparable 1996 period. Low petroleum inventory levels have created a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. This imbalance continues to cause pricing pressure for petroleum storage services. Chemical storage revenue approximates the prior year while pipeline revenues increased compared to the first half of 1996. Throughput of petroleum and chemical products was 347 million barrels for the first six months of 1997 compared to 344 million barrels for the same period in 1996. Capacity utilization at wholly-owned facilities was 91% at June 30, 1997 versus 86% a year ago.

Terminals net income for the first six months of 1997 was $1 million, a significant decrease from last year's $9 million. Included in the 1997 results is $3.5 million (pretax) of costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. On a constant revenue base, asset ownership costs (depreciation and interest) were almost $7 million over the first half of 1996 reflecting the full impact of business expansion and facilities improvements in the prior year. Equity earnings were $5.5 million, $.5 million lower than the first half of 1996, primarily due to lower earnings from a Japanese joint venture.


LOGISTICS AND WAREHOUSING

--------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                  June 30
                          ------------------
                           1997        1996               Change
                          ------      ------         ----------------

Gross Income              $127.4      $138.9         $(11.5)     (8)%

Net Incom                 $   .1      $   .4         $  (.3)    (75)%

--------------------------------------------------------------------------------


GATX Logistics' gross income of $127 million decreased 8% from the first six months of 1996 reflecting slower production periods by certain customers, non-renewing customers, and fewer secondary public warehousing locations.

Logistics reported net income of $.1 million for the first six months compared with $.4 million for the same period in 1996. The results are primarily attributable to the same reasons that revenue decreased.


GREAT LAKES SHIPPING

--------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                  June 30
                          ------------------
                           1997        1996               Change
                          ------      ------         ----------------

Gross Income              $ 31.4     $  27.9         $  3.5       13%

Net Income                $  3.7     $   1.5         $  2.2      147%

--------------------------------------------------------------------------------


American Steamship's gross income for the first six months of 1997 was 13% over the comparable prior year period largely due to the gain from a third-party vessel financing and remarketing transaction, which was partnered with Financial Services. Customer demand for American Steamship's primary cargoes (iron ore, coal, and limestone) remains strong and weather conditions have been favorable compared to the same period in 1996.

American Steamship's net income for the first six months of 1997 was $3.7 million compared to $1.5 million for the prior year period driven by the third-party vessel transaction, strong customer demand, and favorable weather conditions.

                      COMPARISON OF SECOND QUARTER 1997 TO
                               SECOND QUARTER 1996

GENERAL

For the second quarter of 1997 net income was $30 million or $1.23 per share as compared to $26 million or $1.09 per share for the second quarter of 1996.

GROSS INCOME

--------------------------------------------------------------------------------


(In Millions)                           Three Months Ended
                                             June 30
                                        ------------------
             Business Segment            1997        1996            Change
----------------------------------      ------      ------      ----------------

Railcar Leasing and Management          $118.7       $99.2      $19.5        20%
Financial Services                       142.4        70.8       71.6       101
Terminals and Pipelines                   75.7        73.0        2.7         4
Logistics and Warehousing                 65.3        68.7       (3.4)       (5)
Great Lakes Shipping                      30.5        26.6        3.9        15

--------------------------------------------------------------------------------




NET INCOME

--------------------------------------------------------------------------------


(In Millions)                           Three Months Ended
                                              June 30
                                        ------------------
             Business Segment            1997        1996            Change
----------------------------------      -----       ------      ----------------

Railcar Leasing and Management          $18.5        $17.1      $ 1.4         8%
Financial Services                       13.1         10.8        2.3        21
Terminals and Pipelines                   2.5          4.6       (2.1)      (46)
Logistics and Warehousing                  .5           .1         .4       400
Great Lakes Shipping                      3.3          1.3        2.0       154

--------------------------------------------------------------------------------


Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the six-month periods.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

A Final Judgement has been entered by the U.S. District Court for the Northern District of Illinois in favor of General American Transportation Corporation in the previously reported matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305). A Petition for Writ of Certiorari filed on behalf of Cryo-Trans, Incorporated was denied by the United States Supreme Court.




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

       27     Financial Data Schedule for GATX Corporation for the quarter ended
              June 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)           Report on Form 8-K dated  June 10,  1997 with  respect  to certain
              litigation  filed  against   GATX/Airlog,   a  California  general
              partnership of which GATX Capital  Corporation  is a partner,  and
              GATX Capital Corporation.



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







Date: August 13, 1997




                                                                                   Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS

                      In Millions, Except Per Share Amounts

                                                           Three Months          Six Months
                                                           Ended June 30        Ended June 30
                                                          ---------------      ---------------
                                                           1997     1996        1997     1996
                                                          ------   ------      ------   ------


Average number of shares of
  Common Stock outstanding ............................     21.4     20.2        20.9     20.2

Shares issuable upon assumed exercise of stock options,
     reduced by the number of shares which could have
     been purchased with the proceeds from exercise
     of such options ..................................       .4       .3          .4       .3
                                                          ------   ------       -----    -----

Total shares ..........................................     21.8     20.5        21.3     20.5
                                                          ======   ======       =====   ======



Net income ............................................   $ 30.2   $ 25.7      $ 61.4   $ 50.4

Deduct - Dividends paid and accrued on
     preferred stock ..................................      3.3      3.3         6.6      6.6
                                                          ------   ------      ------   ------

Net income, as adjusted ...............................   $ 26.9   $ 22.4      $ 54.8   $ 43.8
                                                          ======   ======      ======   ======

Net income per share ..................................   $ 1.23   $ 1.09      $ 2.57   $ 2.14
                                                          ======   ======      ======   ======



Note: In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. In addition to changes in the computation, the terms "primary" and "fully diluted" earnings per share will be replaced with the terms "basic" and "diluted," respectively. Under the new requirements for calculating primary/basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary/basic earnings per share of approximately $.03 and $.02 per share for each of the quarters ended June 30, 1997 and June 30, 1996, respectively. The impact of FAS 128 on the calculation of fully diluted/diluted earnings per share for these quarters is expected to result in no change.




                                                                                 Exhibit 11B

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS
                             ASSUMING FULL DILUTION

                      In Millions, Except Per Share Amounts

                                                           Three Months          Six Months
                                                           Ended June 30        Ended June 30
                                                          ---------------      ---------------
                                                           1997     1996        1997     1996
                                                          ------   ------      ------   ------


Average number of shares used to compute
    primary earnings per share ....................         21.8     20.5        21.3     20.5

Common Stock issuable upon assumed conversion
     of Preferred Stock ...........................          3.1      4.0         3.5      4.0
                                                          ------   ------      ------   ------

Total shares ......................................         24.9     24.5        24.8     24.5
                                                          ======   ======      ======   ======


Net income, as adjusted per primary computation ...       $ 26.9   $ 22.4      $ 54.8   $ 43.8

Add - Dividends paid and accrued on preferred stock          3.3      3.3         6.6      6.6
                                                          ------   ------      ------   ------

Net income, as adjusted ...........................       $ 30.2   $ 25.7      $ 61.4   $ 50.4
                                                          ======   ======      ======   ======

Net income per share, assuming full dilution.......       $ 1.21   $ 1.05      $ 2.47   $ 2.06
                                                          ======   ======      ======   ======






Note: See discussion of FAS 128 effect on Exhibit 11A.

                                      -14-

EXHIBITS FILED WITH DOCUMENT
(a)    11A    Statement regarding computation of earnings per share.

       11B Statement regarding computation of earnings per share assuming full dilution.

       27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.