Form 10-Q
period 1997-09-30
GATX CORP
filed 1997-11-13
CIK 40211

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

                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended                      Commission File Number
         September 30, 1997                                      1-2328



                                GATX Corporation

    Incorporated in the                       IRS Employer Identification No.
     State of New York                                  36-1124040

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

Registrant had 24,449,833 shares of common stock outstanding as of October 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                         PART I -- FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                      In Millions, Except Per Share Amounts


                                                           Three                   Nine
                                                        Months Ended           Months Ended
                                                        September 30           September 30
                                                    -------------------    --------------------
                                                      1997       1996        1997        1996
                                                    --------   --------    ---------   --------

Gross income ..................................     $ 430.9    $  367.8    $ 1,260.2   $1,009.2

Costs and expenses
    Operating expenses ........................       212.2       171.3       613.9       487.0
    Interest ..................................        56.3        55.2       163.1       148.2
    Provision for depreciation and amortization        62.8        52.6       185.2       145.2
    Provision for possible losses .............         3.5         2.9         9.6         9.9
    Selling, general and administrative .......        63.9        41.9       173.6       115.4
                                                    -------    --------    --------    --------
                                                      398.7       323.9     1,145.4       905.7
                                                    -------    --------    --------    --------

Income before income taxes and equity in
   net earnings of affiliated companies .......        32.2        43.9       114.8       103.5

Income taxes ..................................        13.0        17.8        47.5        41.3
                                                    -------    --------     -------     -------

Income before equity in net earnings
   of affiliated companies ....................        19.2        26.1        67.3        62.2

Equity in net earnings of affiliated companies          8.8         7.3        22.1        21.6
                                                    -------    --------     -------     -------

Net income ....................................     $  28.0    $   33.4     $  89.4     $  83.8
                                                    =======    ========     =======     =======

Per common share:
    Net income ................................     $  1.12    $   1.47     $  3.70     $  3.61
    Net income, assuming full dilution ........        1.12        1.37        3.59        3.43
    Dividends declared ........................         .46         .43        1.38        1.29



Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.





                        GATX CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   In Millions



ASSETS


                                           September 30    December 31
                                                1997           1996
                                            (Unaudited)
                                            -----------    -----------
Cash and cash equivalents ...............   $     72.4       $  46.2


Receivables
    Trade accounts ......................        105.8         130.1
    Finance leases ......................        884.4         761.3
    Secured loans .......................        200.9         222.6
    Less - Allowance for possible losses        (131.6)       (121.1)
                                              --------       --------
                                               1,059.5         992.9

Operating lease assets and facilities
    Railcars and support facilities .....      2,446.8       2,436.5
    Tank storage terminals and pipelines       1,404.0       1,377.8
    Great Lakes vessels .................        199.4         199.3
    Operating lease investments and other        668.5         605.6
                                              --------      --------
                                               4,718.7       4,619.2

    Less - Allowance for depreciation ...     (1,872.8)     (1,772.8)
                                              --------      --------
                                               2,845.9       2,846.4


Investments in affiliated companies .....        533.5         464.2


Other assets ............................        425.1         400.5
                                              --------      --------






TOTAL ASSETS ............................     $4,936.4       $4,750.2
                                              ========       ========















LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                                September 30   December 31
                                                     1997          1996
                                                 (Unaudited)
                                                 -----------   -----------

Accounts payable ............................     $  283.1     $ 312.6

Accrued expenses ............................         84.9        51.7

Debt
     Short-term debt ........................        572.5       243.8
     Long-term debt .........................      2,254.3     2,436.9
     Capital lease obligations ..............        213.4       227.2
                                                  --------    --------
                                                   3,040.2     2,907.9

Deferred income taxes .......................        337.3       339.2

Other deferred items ........................        363.3       363.9
                                                  --------    --------


         Total liabilities and deferred items      4,108.8     3,975.3

Shareholders' equity
     Preferred Stock ........................            -         3.4
     Common Stock ...........................         17.0        14.4
     Additional capital .....................        337.2       329.0
     Reinvested earnings ....................        515.0       463.7
     Cumulative unrealized equity adjustments          5.2        11.4
                                                  --------    --------
                                                     874.4       821.9
     Less - Cost of common shares in treasury        (46.8)      (47.0)
                                                  --------    --------

         Total shareholders' equity .........        827.6       774.9
                                                  --------    --------



TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY ...............     $4,936.4    $4,750.2
                                                  ========    ========




                        GATX CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                   In Millions

                                                      Three Months Ended   Nine Months Ended
                                                         September 30         September 30
                                                      -----------------    ----------------
                                                        1997      1996      1997      1996
                                                      -------   -------    ------    ------

OPERATING ACTIVITIES
Net income .......................................    $  28.0    $ 33.4    $ 89.4    $ 83.8
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Realized gain on disposition of leased
           equipment .............................      (24.2)     (4.9)    (64.7)    (24.2)
       Provision for depreciation and amortization       62.8      52.6     185.2     145.2
       Provision for possible losses .............        3.5       2.9       9.6       9.9
       Deferred income taxes .....................       (3.9)      2.3      (0.8)      6.3
Net change in trade receivables, inventories,
    accounts payable and accrued expenses ........       11.4      52.1      26.3      42.9
Other ............................................       (2.6)    (20.2)    (47.7)    (46.2)
                                                       ------    ------    ------    ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ....       75.0     118.2     197.3     217.7

INVESTING ACTIVITIES
Additions to operating lease assets and facilities      (90.9)   (101.4)   (268.0)   (362.0)
Additions to equipment on lease,
    net of nonrecourse financing .................     (282.6)    (71.7)   (438.8)   (268.5)
Secured loans extended ...........................      (13.7)     (8.4)    (28.6)   (108.7)
Investments in affiliated companies ..............       (7.2)     (3.0)    (79.3)    (36.0)
Other investments and progress payments ..........      (10.6)    (92.7)    (35.0)   (129.9)
                                                       ------    ------    ------    ------
    Capital additions and portfolio investments ..     (405.0)   (277.2)   (849.7)   (905.1)
Portfolio proceeds:
    From disposition of leased equipment .........       73.0      13.9     201.9      66.2
    From return of investment ....................       58.3     131.0     184.7     217.2
                                                       ------    ------    ------    ------
       Total portfolio proceeds ..................      131.3     144.9     386.6     283.4
Proceeds from other asset dispositions ...........      171.0     216.2     174.5     223.5
                                                       ------    ------    ------    ------
    NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES ..................     (102.7)     83.9    (288.6)   (398.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .........       46.4      75.6     130.1     394.6
Repayment of long-term debt ......................      (52.0)    (32.4)   (311.5)   (233.5)
Net increase (decrease) in short-term debt .......       83.1    (172.7)    343.0     120.4
Repayment of capital lease obligations ...........       (4.4)     (5.1)    (13.8)    (13.6)
Issuance of Common Stock and other ...............        4.9        .5       7.8       1.7
Cash dividends ...................................      (11.2)    (12.0)    (38.1)    (36.0)
                                                       ------    ------    ------    ------
     NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES ..................       66.8    (146.1)    117.5     233.6
                                                       ------    ------    ------    ------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS ...........................     $ 39.1    $ 56.0    $ 26.2    $ 53.1
                                                       ======    ======    ======    ======

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 1997
                          TO FIRST NINE MONTHS OF 1996


GENERAL

GATX Corporation's net income for the first nine months of 1997 was $89.4 million, a 7% increase from the $83.8 million for the first nine months of 1996. Earnings per share on a fully diluted basis increased to $3.59 from $3.43 for the 1996 period. Asset remarketing income at GATX Capital of $77 million (pretax) for the first three quarters of 1997 is not anticipated to continue at this historically high level during the fourth quarter as these gains do not fall evenly from period to period.

Gross income of $1,260 million increased $251 million from the first nine months of 1996. Technology equipment sales at GATX Capital accounted for $138 million of the increase, almost exclusively due to the October 1996 acquisition of the remaining 50% interest in Centron. The $77 million of asset remarketing income at Capital represents a $35 million increase, and lease income increased $39 million from the year ago period based on a larger investment portfolio. Transportation's gross income increased $45 million, driven by more U.S. railcars on lease at higher rates and higher Canadian revenues. Transportation's July 1996 acquisition of the remaining 55% interest in CGTX, its Canadian railcar subsidiary, resulted in nine months of revenues being recorded in 1997 versus three months through September 1996.

Net cash provided by operating activities of $197 million for the first three quarters of 1997 decreased $20 million from the comparable year ago period. To the extent gains on leased equipment dispositions increase, cash flow from operations decreases, since the entire proceeds from the sale are included in portfolio proceeds; these gains increased $41 million. Portfolio proceeds of $387 million, a $103 million increase, include GATX Capital's sale of assets, loan principal and lease rents received, and joint venture cash distributions.

Capital additions and portfolio investments of $850 million decreased $55 million from the $905 million invested for the first nine months of 1996. Transportation's year-to-date capital additions of $217 million were $112 million lower than in 1996, which included the $84 million CGTX acquisition. Also, fewer railcars have been added to Transportation's fleet in 1997; about 3,300 new and used railcars were purchased versus almost 3,900 for the first nine months of 1996. Terminals' capital additions also were reduced appreciably; $48 million of spending in 1997 represents less than half of 1996's additions, which included a major pipeline expansion. Balanced against Transportation's and Terminals' lower investment levels is GATX Capital's $120 million increase in portfolio investments, with 1997's investments including $193 million to fund a portion of the recently announced Pitney Bowes portfolio acquisition.

While year-to-date capital additions and portfolio investments are down from last year, the total for 1997 is expected to surpass last year's $1,185 million. The fourth quarter of 1997 will include funding the remainder of the Pitney Bowes acquisition and also Transportation's acquisition of a 40% interest in KVG, a German railcar company, which closed in October 1997.

GATX, through its subsidiaries, had available unused committed lines of credit of $371 million at September 30, 1997. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass through certificates and debt securities, under which $100 million of notes and $236 million of pass through certificates have been issued. During the third quarter of 1997, GATC completed a sale-leaseback of $167 million of railcars, $129 million of which was in the form of pass through certificates. This most recent sale-leaseback is distinguished from prior sale-leasebacks in that the obligation is non-recourse to GATC; prior sale-leasebacks were on a recourse basis. GATX Capital has a $532 million shelf registration, of which the entire amount was available on September 30, 1997. Neither GATC nor GATX Capital have issued any medium-term notes for the first nine months of 1997.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes to the aircraft, petroleum, chemical, rail, technology, and steel industries.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------


                          Nine Months Ended
(In Millions)               September 30
                        ---------------------
                         1997           1996                     Change
                        ------         ------            ---------------------

Gross Income            $355.2         $310.2            $ 45.0          15%


Net Income              $ 55.3         $ 50.6            $  4.7           9%

--------------------------------------------------------------------------------


Transportation's gross income for the first nine months of 1997 increased 15% from the comparable prior year period. The consolidation of CGTX accounted for $28 million of the increase with the remaining revenue increase primarily due to approximately 2,500 more cars on lease in the U.S. and Mexico, as well as higher overall average lease rates. About 75,200 tank and freight cars were on lease throughout North America at the end of the first nine months of the year, including 8,700 cars in Canada. With a total fleet of 79,400 railcars, utilization ended the period at 95%, up from slightly under 94% at September 30, 1996.

Net income increased 9% from the first nine months of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue decreased by almost 1% from the first nine months of 1996. Because the majority of recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. Prior to acquiring the remaining 55% interest in CGTX in July 1996, the operating results of CGTX were recorded as equity in net earnings of affiliates; subsequently CGTX's revenues and costs were fully consolidated.

FINANCIAL SERVICES

--------------------------------------------------------------------------------


                             Nine Months Ended
(In Millions)                   September 30
                             1997         1996              Change
                            -------     --------      ------------------

Gross Income                $429.5       $219.1       $210.4         96%


Net Income                  $ 47.7       $ 39.1       $  8.6         22%

--------------------------------------------------------------------------------


Gross income at GATX Capital of $430 million increased $210 million from the first nine months of 1996 due to technology equipment sales, higher asset remarketing gains and fees, and increased lease income. Of the $210 million increase, $138 million is due to technology equipment sales, primarily from Centron, one of GATX Capital's technology subsidiaries. No comparable technology sales (and related cost of sales) were recorded for the first nine months of 1996 as the remaining interest in Centron was acquired in the fourth quarter of 1996. Pretax asset remarketing gains and fees were $77 million compared to $42 million for the first three quarters of 1996. Asset remarketing income does not occur evenly from period to period, and it is expected that it will not continue at the same pace for the fourth quarter of 1997. Lease income of $179 million increased $39 million from last year based on a larger asset portfolio.

In the third quarter of 1997, GATX Capital announced a significant portfolio acquisition from Pitney Bowes, and a portion of the acquisition funded. In the fourth quarter the remaining portion to be retained solely by GATX Capital will fund, and a joint venture, in which Pitney and Capital will participate, also will be established.

Net income for the first nine months was a record $47.7 million, a $8.6 million increase over the comparable 1996 period due primarily to the increased asset remarketing income, partially offset by increased SG&A, operating lease expense, and interest expense. The increase in SG&A includes the effect of consolidating Centron's operations; nine months of Centron SG&A were recorded in 1997, with no SG&A for the corresponding period in 1996. In the third quarter of 1997, GATX Capital recognized certain expenses related to the acquisition of the Pitney Bowes portfolio and the purchase of the remaining 20% interest in Sun Financial. The provision for possible losses was $10 million for the first nine months of 1997, consistent with the year ago period. The allowance for possible losses at September 30, 1997 was almost $125 million compared to $114 million at December 31, 1996, with the increase resulting largely from the year-to-date provision.

TERMINALS AND PIPELINES

--------------------------------------------------------------------------------


                          Nine Months Ended
(In Millions)                September 30
                          1997        1996                Change
                         ------      ------         ------------------

Gross Income             $219.4      $220.1         $(0.7)          -


Net Income               $  3.4      $ 11.3         $(7.9)        (70)%

--------------------------------------------------------------------------------


Terminals' gross income for the first nine months of 1997 is essentially unchanged from the comparable 1996 period. Low industry wide petroleum inventory levels continue to create a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. This imbalance continues to cause pricing pressure for petroleum storage services. Chemical storage revenue declined slightly from the prior year while pipeline revenues increased compared to the first nine months of 1996. Throughput of petroleum and chemical products was 484 million barrels for the first nine months of 1997 compared to 479 million barrels for the same period in 1996. Capacity utilization at wholly-owned facilities was 94% at September 30, 1997 versus 84% a year ago.

Terminals' net income for the first nine months of 1997 was $3 million, a significant decrease from last year's $11 million. Included in the 1997 results is $4.2 million (pretax) of primarily SG&A costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. Asset ownership costs (depreciation and interest) were $8 million higher than the first nine months of 1996 reflecting the full impact of business expansion and facilities improvements in the prior year. Equity earnings were $9.4 million, $.4 million higher than the first nine months of 1996, in part due to higher earnings from the Olympic Pipeline joint venture.

LOGISTICS AND WAREHOUSING

--------------------------------------------------------------------------------


                            Nine Months Ended
(In Millions)                  September 30
                             1997         1996             Change
                            ------      -------      ------------------

Gross Income                $192.1      $ 203.8      $(11.7)      (6)%


Net Income                  $   .6      $    .5      $   .1        20%


--------------------------------------------------------------------------------

GATX Logistics' gross income of $192 million decreased $12 million from the first nine months of 1996 reflecting slower production periods by certain customers, non-renewing customers, and fewer secondary public warehousing locations.

Despite the decrease in gross income, net income of $.6 million was up slightly from last year, due in part to lower SG&A and higher interest income.


GREAT LAKES SHIPPING

--------------------------------------------------------------------------------


                               Nine Months Ended
(In Millions)                    September 30
                               1997         1996             Change
                              -----        -----       ------------------

Gross Income                  $62.0        $57.5       $  4.5          8%


Net Income                    $ 7.0        $ 4.1       $  2.9         71%

--------------------------------------------------------------------------------


American Steamship Company's gross income for the first nine months of 1997 was $4.5 million above the prior year period due to more tons carried and a gain from a third-party vessel financing and remarketing transaction, which was partnered with GATX Capital. For the first three quarters of 1997, 17.3 million tons were carried, up from 16.6 million tons for last year's period. For last year, Great Lakes navigation was hampered by poor weather conditions early in the season, and two vessels were temporarily out of service in the third quarter.

Net income increased $2.9 million from last year, primarily attributable to the increase in gross income.

                       COMPARISON OF THIRD QUARTER 1997 TO
                               THIRD QUARTER 1996


GENERAL

For the third quarter 1997, net income was $28 million as compared to $33 million for the third quarter of 1996. Earnings per share, on a fully diluted basis, was $1.12 versus $1.37 for the 1996 period.


GROSS INCOME

--------------------------------------------------------------------------------


(In Millions)                        Three Months Ended
                                         September 30
        Business Segment               1997        1996              Change
--------------------------------     --------    --------     ------------------

Railcar Leasing and Management        $120.3      $113.8      $  6.5         6%
Financial Services                     142.7        86.5        56.2        65
Terminals and Pipelines                 73.2        74.3        (1.1)       (1)
Logistics and Warehousing               64.7        64.9         (.2)        -
Great Lakes Shipping                    30.6        29.6         1.0         3

--------------------------------------------------------------------------------






NET INCOME

--------------------------------------------------------------------------------


(In Millions)                         Three Months Ended
                                          September 30
      Business Segment                  1997         1996           Change
-------------------------------      --------     --------    ------------------

Railcar Leasing and Management         $18.8        $17.8     $ 1.0          6%
Financial Services                      11.7         19.1      (7.4)       (39)
Terminals and Pipelines                  2.3          2.0        .3         15
Logistics and Warehousing                 .5           .1        .4        400
Great Lakes Shipping                     3.3          2.6        .7         27

--------------------------------------------------------------------------------


Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the nine-month periods.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

In September 1997, judgment was entered against General American Transportation Corporation ("GATC"), its wholly owned subsidiary, GATX Terminals Corporation ("GTC") and seven other defendants not related to GATX for compensatory damages of approximately $1.9 million plus interest from the date of the incident to twenty individuals in a class action law suit filed in the Civil District Court for the Parish of Orleans, LA, In Re New Orleans Train Car Leakage Fire Incident (No. 87-16374). The judgment allocated responsibility for twenty percent of the compensatory damages to GATC and ten percent to GTC. The judgment also provided for punitive damages of $3.4 billion in the aggregate against five of the nine named defendants, including $190 million against GTC. The litigation arose out of an incident which began on September 9, 1987, when butadiene leaked from a tank car owned by GATC and caught fire. The incident resulted in no deaths or significant injuries and only minimal property damage, but caused the overnight evacuation of a number of residents from the immediate area.

On October 31, 1997, the Louisiana Supreme Court ruled that the trial court erred in rendering a judgment awarding damages prior to rendering a judgment adjudicating all liability issues in the case. Accordingly, it vacated the trial court's September 1997 judgment awarding both compensatory and punitive damages, and remanded the case back to the trial court for further proceedings not inconsistent with its ruling. The Company will evaluate any further ruling of the trial court, and if appropriate ask the court for post judgment relief. If necessary, the Company will appeal any final judgment against it.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that may be awarded to the remaining claimants should average substantially less than those awarded to the initial twenty plaintiffs. The Company also believes that the award of compensatory damages to the twenty plaintiffs was excessive, and that the punitive damages judgment as to GTC was unwarranted and excessive.

Item 6.  Exhibits and Reports on Form 8-K                                   Page

(a) 11A  Statement regarding computation of earnings per share.              15

    11B  Statement regarding computation of earnings per share assuming      16
         full dilution.

    27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K.

         GATX filed a report on Form 8-K on August 28, 1997, under Item 5., Other Events.

         GATX filed a report on Form 8-K on  September  9, 1997,  under
         Item 5., Other Events.

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


Date: November 13, 1997





                                                                     Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS

                      In Millions, Except Per Share Amounts

                                            Three Months Ended  Nine Months Ended
                                                 September 30      September 30
                                                --------------    --------------
                                                 1997    1996      1997     1996
                                                ------   -----    -----     ----

 Average number of shares of
    Common Stock outstanding .............       24.4     20.2     22.0     20.2

Shares issuable upon assumed exercise of
   stock options, reduced by the number of
   shares which could have been  purchased
   with the proceeds  from exercise of
    such options .........................         .5       .3       .4       .3
                                               ------   ------   ------   ------

Total shares .............................       24.9     20.5     22.4     20.5
                                               ======   ======   ======   ======



Net income ...............................     $ 28.0   $ 33.4   $ 89.4   $ 83.8

Deduct - Dividends paid and accrued on
    Preferred Stock ......................        --       3.3      6.6      9.9

Net income, as adjusted ..................     $ 28.0   $ 30.1   $ 82.8   $ 73.9
                                               ======   ======   ======   ======

Net income per share .....................     $ 1.12   $ 1.47   $ 3.70   $ 3.61
                                               ======   ======   ======   ======




Note: In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. In addition to changes in the computation, the terms "primary" and "fully diluted" earnings per share will be replaced with the terms "basic" and "diluted," respectively. Under the new requirements for calculating primary/basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary/basic earnings per share of approximately $.03 and $.02 per share for each of the quarters ended September 30, 1997 and September 30, 1996, respectively. The impact of FAS 128 on the calculation of fully diluted/diluted earnings per share for these quarters is expected to result in no change.




                                                                    Exhibit 11B

                        GATX CORPORATION AND SUBSIDIARIES


               COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK
                          AND COMMON STOCK EQUIVALENTS
                             ASSUMING FULL DILUTION

                      In Millions, Except Per Share Amounts

                                                  Three Months Ended  Nine Months Ended
                                                     September 30        September 30
                                                    --------------     ----------------
                                                     1997     1996      1997      1996
                                                    -----    -----     -----     -----

Average number of shares used to
      compute primary earnings per share .....       24.9     20.5      22.4      20.5

Common Stock issuable upon assumed conversion
      of Preferred Stock .....................         .1      4.0       2.5       4.0
                                                   ------   ------    ------   -------

Total shares .................................       25.0     24.5      24.9      24.5
                                                   ======   ======    ======   =======



Net income as adjusted per primary computation     $ 28.0   $ 30.1    $ 82.8   $  73.9

Add - Dividends paid and accrued
  on preferred stock .........................          -      3.3       6.6       9.9

Net income, as adjusted ......................     $ 28.0   $ 33.4    $ 89.4   $  83.8
                                                   ======   ======    ======   =======

Net income per share, assuming full dilution .     $ 1.12   $ 1.37    $ 3.59   $  3.43
                                                   ======   ======    ======   =======







Note: See discussion of FAS 128 effect on Exhibit 11A.

EXHIBITS FILED WITH DOCUMENT


(a) 11A  Statement regarding computation of earnings per share.

    11B Statement regarding computation of earnings per share assuming full dilution.

    27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.