Form 10-K
period 1997-12-31
GATX CORP
filed 1998-03-19
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class or series                               on which registered
-----------------------------                            -----------------------
Common Stock                                             New York Stock Exchange
                                                         Chicago Stock Exchange
                                                         London Stock Exchange

$2.50 Cumulative Convertible Preferred Stock,            New York Stock Exchange
Series A                                                 Chicago Stock Exchange

$2.50 Cumulative Convertible Preferred Stock,            New York Stock Exchange
Series B                                                 Chicago Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x/
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x/      No
      As of March 6, 1998, 24,558,983 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 6, 1998 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $1,846.5 million.

                       Documents Incorporated by Reference

       Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 17, 1998 are incorporated by reference into
Part III.

PART I

Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; provide equipment and capital asset financing and related services; own and operate tank storage terminals, pipelines and related facilities; engage in Great Lakes shipping; and provide distribution and logistics support services and warehousing facilities. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997 on page 29 and pages 34 through 37, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                         Railcar Leasing and Management

The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1997, its North American fleet consisted of approximately 81,100 railcars, including 62,900 tank cars and 18,200 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to roughly 70,700 railcars in the United States, Transportation has approximately 9,200 railcars in its Canadian fleet and 1,200 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 16 years.

The following table sets forth the car types comprising Transportation's North American fleet.

                                            Year Ended December 31,
                               -------------------------------------------------
                                1997       1996       1995      1994       1993
                               ------     ------     ------    ------     ------

Tank cars                      62,900     60,400     53,900    50,700     48,000
Freight, covered hopper,
  and plastic pellet cars      18,200     17,100     11,000     9,100      7,800
                               ------     ------     ------    ------     ------

North American fleet           81,100     77,500     64,900    59,800     55,800
                               ======     ======     ======    ======     ======

In addition to the North American fleet, Transportation's investments in affiliates result in ownership interests in other fleets. During 1997 Transportation purchased a 40% interest in KVG Kesselwagen Vermietgesellschaft mbH ("KVG"), a German and Austrian-based tank car and specialty railcar leasing company that owns and operates approximately 9,400 railcars in Europe, to complement its existing 12 1/2% interest in European-based AAE Cargo.

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1997, approximately 51% of railcar leasing revenue was attributable to shipments of chemical products, 20% to petroleum products, and 16% to food products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1997 was approximately 96%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its GATX Conductor web site, for example, Transportation provides customers with timely analysis and performance statistics about their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican facility. To supplement the eight major service centers, Transportation utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

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

Of the approximately  218,000 tank cars owned and leased in the United States at
December  31,  1997,   Transportation   had  approximately   57,000.   Principal
competitive factors include price, service and availability.

                               Financial Services

GATX Financial Services, through its principal subsidiary, GATX Capital, provides asset-based financing, sells and services technology equipment, structures transactions for investment by other lessors, and manages lease portfolios for third parties. Asset-based financing is provided primarily to the aircraft, rail, technology, and marine industries. These financings, which are held within GATX Capital's own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value. Centron and Sun Financial, two of GATX Capital's subsidiaries, sell, service, and finance information technology equipment. For its transaction structuring and portfolio management services, Capital receives fees at the time the transaction is completed, an asset is remarketed, and/or on an ongoing basis.

GATX Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, and financing arms of equipment manufacturers. In addition to its San Francisco home office, Capital has 4 domestic and 11 foreign offices.

At December 31, 1997, GATX Capital's asset concentrations within its $2.2 billion portfolio were:

                             Aircraft           26%
                             Rail               25%
                             Technology         16%
                             Marine              8%
                             Other              25%

                             Terminals and Pipelines

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 23 terminals in 10 states, and seven terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1997, Terminals had a total storage capacity of 68 million barrels. This includes 48 million barrels of bulk liquid storage capacity in the United States, 8 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe, Mexico and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly-owned facilities averaged 91% during 1997; throughput, or deliveries to customers, for the year was 639 million barrels.

In 1997, a strategic decision was made to sell or close the Staten Island terminal and the seven storage facilities which make up GATX Terminals Limited in the United Kingdom. The decision included analyses of the related customer base, industry served, and profitability outlook related to each facility. The Staten Island terminal serves the petroleum market while the United Kingdom facilities serve both the petroleum and chemical markets in approximately the same proportion. Other smaller facilities are also being evaluated for possible sale or closure.

For 1997, 54% of Terminals' revenue was derived from petroleum storage, 23% from chemical storage, 22% from pipelines, and 1% from other products. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 450 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 6% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Pakhoed N.V. and Van Ommeren N.V., are the three major international public terminaling companies. Pakhoed carries out its operations under the name Paktank. (On March 2, 1998, Pakhoed and Van Ommeren announced a proposed merger (VOPAK), subject to approval by the European Commission.) The domestic public terminaling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals (a joint venture in which Van Ommeren participates), and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

                            Logistics and Warehousing

GATX Logistics, Inc. is one of the largest third-party providers of distribution and logistics support services and warehousing facilities in the United States. Headquartered in Jacksonville, Florida, GATX Logistics operates 106 facilities covering approximately 21 million square feet of warehousing space in North America with utilization of 95% at the end of 1997. Value- adding services are strategically the most important benefit GATX Logistics provides. Examples of these services are integrated logistics solutions, information management, just-in-time delivery systems, packaging, sub-assembly, freight management and returns management.

GATX Logistics continued implementing its strategy of providing integrated logistics solutions to an expanding customer base while steadily reducing its role in lower margin, public warehousing business. As a result, during 1997 the value of certain past acquisitions involved in public warehousing was written down to better reflect the economics of that industry sector.

GATX Logistics serves over 400 customers, many of which are Fortune 1000 companies. Most customers are manufacturers, but the customer base also includes retailers. In the warehousing sector, GATX Logistics competes primarily with in-house or private operations and with other national operators as well as multi-regional and local operators. In providing transportation and logistics services, GATX Logistics competes with the major trucking companies and providers of specialized distribution services.

GATX Logistics' revenue source by industry served during 1997 was 37% automotive / industrial equipment, 14% consumer products, 14% grocery, 10% electronics and computers, 8% consumer durables, 4% chemical, 4% industrial products, and 9% other. No single customer accounts for more than 11% of Logistics' revenue.

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

In 1997, ASC carried 26.4 million tons of cargo. ASC primarily transported iron ore, coal, and limestone aggregate. Other commodities transported include sand, salt, potash, gypsum, grain, marble chips and slag. ASC's revenue source by industry served during 1997 was 46% steel, 24% construction, 23% power generation, and 7% other. No single customer accounts for more than 24% of ASC's revenue.

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

Employees
---------
GATX and its subsidiaries have approximately 6,000 active employees, of whom 20% are hourly employees covered by union contracts.



Environmental Matters
---------------------
                                       -3-

Certain operations of GATX's subsidiaries (collectively GATX) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATX is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GATX, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and potentially the liabilities associated with the conduct of its operations. In addition, GATX's foreign operations are subject to environmental laws in effect in each respective jurisdiction.

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 12 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the National Resource Damage Assessment. Under these Statutes and comparable state laws, GATX may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all instances, GATX is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATX's total clean-up costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future environmental costs are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATX may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GATX has provided indemnities for environmental issues to the buyers of three divested companies for which GATX believes it has adequate reserves.

GATX's environmental reserve at the end of 1997 was $75 million and reflects GATX's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $11 million in 1997 and $12 million in 1996. Expenditures charged to the reserve amounted to $14 million and $18 million in 1997 and 1996, respectively.

In 1997, GATX made capital expenditures of $13 million for environmental and regulatory compliance compared to $17 million in 1996. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or planned would require capital expenditures of approximately $14 million in 1998. GATX anticipates it will make annual expenditures at approximately the same level over each of the next three years.

Item 2.  Properties
-------------------
Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997 on page 67, GATX Location of Operations (page reference is to the Annual Report to Shareholders). The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings
--------------------------
A Final Judgment has been entered by the U.S. District Court for the Northern District of Illinois in favor of General American Transportation Corporation in the previously reported matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. A Petition for Writ of Certiorari filed on behalf of Cryo-Trans, Incorporated was denied by the United States Supreme Court.

On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation) ("Capital") is a partner, and Capital filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc., ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) seeking a declaration that neither Capital nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA") in January 1996. The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft may carry.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight configuration by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen or one of its affiliates. These four aircraft are part of a group of ten B747 aircraft (the "Affected Aircraft") that were modified by subcontractors of Airlog under authority of Supplemental Type Certificates issued by the FAA pursuant to a design approved by the FAA at the time the modifications were made, and which are subject to the Airworthiness Directive (the "STCs"). The three Evergreen aircraft were flown as part of its fleet for more than five years, and the seven other Affected Aircraft were flown by Evergreen and the three other operators for significant periods. Capital guaranteed certain of Airlog's obligations to Evergreen. Capital did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for the Affected Aircraft.

Evergreen filed an answer and counterclaim on August 1, 1996 asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to its three aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and Capital pursuant to applicable discovery rules, Evergreen alleged damages which it calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen did not quantify, but indicated is subject to further calculation); and maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. In its November 7, 1997 Subsequent Case Management Statement, Evergreen claims that it seeks recovery for out-of-pocket losses, lost revenues, lost profits, lost business opportunities, maintenance work, repair costs and capital losses in an amount that exceeds $145 million.

Airlog and Capital filed a motion seeking partial summary judgment as to four of Evergreen's counterclaims. Airlog and Capital alleged that three counterclaims, each for breach of warranty, are barred by the California Commercial Code's four-year statute of repose, and that a fourth counterclaim, seeking recovery for negligent misrepresentation is barred by the "economic loss doctrine" which prevents contracting parties from attempting to use tort law to avoid liability limitations they agreed to in their contracts. On June 5, 1997, the Court ruled on the Motion For Partial Summary Judgment. The Court granted the motion as to Evergreen's counterclaim that alleged Airlog breached its warranty under the Purchase Agreement pursuant to which Airlog sold one of the converted aircraft to Evergreen, and denied the motion as to Evergreen's counterclaim that Airlog breached its warranty under the Modification Agreements pursuant to which Airlog manufactured and installed freighter conversion kits with respect to two other aircraft owned by Evergreen. The Court ruled that the Purchase Agreement was a contract for the sale of goods and that claims thereunder were barred by the four year statute of limitations under the California Commercial Code (the "Code"). The Court ruled that the Modification Agreements were contracts of services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied the motion with respect to Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen (subject to reconsideration or appeal) to proceed with its claim for breach of warranty under the Modification Agreements and its claim of negligent misrepresentation. The ruling does not represent a decision that Evergreen is entitled to prevail on those claims. Airlog and Capital have other defenses to those claims which they are vigorously asserting.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, Capital, Airlog Management Corp., and others asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to two Affected Aircraft owned by AIA. These aircraft were modified by subcontractors of Airlog in 1992 and 1994 with AIA's knowledge and consent, and are two of the ten Affected Aircraft. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a recision of AIA's agreements with Airlog and a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the Airworthiness Directive. AIA filed a Joint Case Management Statement and Proposed Order specifying the damages it has allegedly suffered as a result of the application of the Airworthiness Directive to the two Affected Aircraft it owns. In that pleading, AIA alleges that it sustained damages of $43,787,954 through May 31, 1997, and further alleges that it continues to accrue loss of use damages of at least $1,800,000 per month until the aircraft are operational.

On June 4, 1997, Tower Air, Inc. ("Tower") filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against Capital, Airlog, an officer of Capital and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action in fraud and deceit, negligent misrepresentation, breach of contract, negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees and punitive damages.

General Electric Capital Corporation and a subsidiary thereof (collectively, "GECC"), Airlog, GATX Corporation and Capital entered into a Tolling Agreement dated December 17, 1996 and amended in April 1997 and January 1998. The Tolling Agreement relates to certain causes of action under a number of legal theories arising out of the modification of three Affected Aircraft from passenger to freighter configuration. These aircraft were modified by subcontractors of Airlog in 1991 with GECC's knowledge and consent. Under the Tolling Agreement, as amended, the parties have agreed that any defenses of expiration of the statute of limitations or statue of repose or laches applicable to the causes of action asserted by GECC are tolled up to and including July 6, 1998.

On February 25, 1998 The Bank of New York ("BNY") filed an action, as beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385 WHO). This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation and unfair competition. The suit alleges damages of a minimum of $262,000 per month in lost rent and storage costs, unspecified maintenance and related expenses, diminution in the value of its aircraft by well in excess of $10 million plus the costs of aircraft inspection and modifications to comply with the Airworthiness Directive, "Anticipated to be in the millions of dollars." Claims for interest, injunctive relief, restitution and attorneys' fees are also included.

Airlog and Capital have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft. The Complaint in this action alleges causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the Airworthiness Directive or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation.

On December 18, 1997, Airlog filed a claim under the Federal Tort Claims Act against the FAA for negligence in connection with the FAA's participation in the design and manufacture of the Affected Aircraft in the amount of $6,204,065. This amount represents, as at December 18, 1997, the expenses incurred by Airlog in responding to the Airworthiness Directive and legal fees and costs incurred in defending the litigation described above. Airlog reserved its right to increase the amount of its claim in the future. On January 29, 1998, the FAA rejected Airlog's claim. While disappointing, the FAA's rejection of Airlog's claim was a procedural requirement to initiating litigation against the Agency. Under the applicable statute Airlog has six months in which to file an action against the FAA.

On February 10, 1998, the FAA issued a letter to Airlog that approves a number of Airlog generated Service Bulletins which, when collectively performed on an Affected Aircraft, permit an operator of such aircraft to achieve revenue service, but at payloads less than the original certified payload.

Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims are without merit, and that Capital and Airlog have adequate defenses thereto.

Various lawsuits have been filed in the Superior Court for the State of California, County of San Bernardino, and served upon

GATX Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. All of those suits have all been resolved except for:
Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207). As Terminals' insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered into between the parties to date, GATX believes that the likelihood of a material adverse effect on GATX's consolidated financial position or results of operations is remote.

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

On October 31, 1997, the Louisiana Supreme Court ruled that the trial Court erred in rendering a judgment awarding damages prior to rendering a judgment adjudicating all liability issues in the case. Accordingly, it vacated the trial Court's September 1997 judgment which had awarded both compensatory and punitive damages, and remanded the case back to the trial Court for further proceedings not inconsistent with its ruling. The plaintiffs have filed a motion asking that the trial Court refrain from signing a judgment until all remaining 8,000 claims are tried. The defendants have filed motions asking the Court (1) to enter a judgment on liability as to compensatory damages and as to the conduct of the defendants giving rise to punitive damages, and (2) to vacate the verdict awarding punitive damages. If a judgment is entered as suggested by the defendants, the Company will be in a position to seek appropriate judicial review of the liability determinations made to date and of the finding as to the conduct on which punitive damages were based. The Company will evaluate any further ruling of the trial Court, and if appropriate ask the Court for post judgment relief. If necessary, the Company will appeal any judgment against it.

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

GATX and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability are not likely to be material to GATX's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Executive Officers of the Registrant
------------------------------------
Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                                Office
                                                                 Held
   Name                         Office Held                      Since     Age

Ronald H. Zech        Chairman, President and Chief Executive     1996      54
                         Officer

David M. Edwards      Vice President, Finance and                 1994      46
                         Chief Financial Officer

David B. Anderson     Vice President, Corporate Development,      1995      56
                         General Counsel and Secretary

William L. Chambers   Vice President, Human Resources             1993      60

Gail L. Duddy         Vice President, Compensation and            1997      45
                         Benefits

Ralph L. O'Hara       Controller and Chief Accounting Officer     1986      53

Brian A. Kenney       Vice President and Treasurer                1997      38

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
--------------------------------------------------------------------------------
Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data
--------------------------------
Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997, on pages 62 and 63, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997, the management discussion and analysis of 1997 compared to 1996 on pages 31, 32, 33, 39, 41, 43 and 44, the financial data of business segments on pages 34 through 37, and the management discussion and analysis of 1996 compared to 1995 on pages 64, 65, and 66, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

   Statements of Consolidated  Operations and Reinvested Earnings -- Years ended
      December 31, 1997, 1996 and 1995 on page 38.
   Consolidated Balance Sheets -- December 31, 1997 and 1996, on page 40. Statements of Consolidated Cash Flows -- Years ended December 31, 1997, 1996 and 1995, on page 42.
   Notes to Consolidated Financial Statements on pages 46 through 60.

Quarterly results of operations are contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1997 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 17, 1998, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation
--------------------------------
Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 17, 1998, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 17, 1998, which sections are incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
None.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.
--------------------------------------------------------------------------
(a)         1.        -Financial Statements

                      The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1997, are filed in response to Item 8:

                      Statements  of  Consolidated   Operations  and  Reinvested
                           Earnings -- Years ended December 31, 1997, 1996 and 1995
                      Consolidated Balance Sheets -- December 31, 1997 and 1996 Statements of Consolidated Cash Flows -- Years ended
                           December 31, 1997, 1996 and 1995
                      Notes to Consolidated Financial Statements

            2.        -Financial Statement Schedules:                       Page

                      Schedule I        Condensed Financial
                                            Information of Registrant........18

                      Schedule II       Valuation and Qualifying Accounts....22

                      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

(b)            Report on Form 8-K

               GATX filed a report on Form 8-K on December 8, 1997, under Item 5., Other Events.

(c)            Exhibit Index

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

Exhibit
Number            Exhibit Description                                       Page

10A. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328; Sixth Amendment to said Plan effective January 31,1997, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328.

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328. First Amendment of said Plan effective as of January 31, 1997 submitted to the SEC on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Second Amendment of said Plan effective as of December 5, 1997 submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10C. GATX Corporation Deferred Fee Plan for Directors, as Amended and Restated as of October 25, 1996, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328.

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

Exhibit
Number           Exhibit Description                                        Page

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

10J. Directors' Deferred Stock Plan approved on July 26,1996, effective as of April 26, 1996, Summary of Plan incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.

10K. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1998, submitted to the SEC along with the electronic submission of this Report on Form 10-K.

10L. Letter Agreement dated August 17, 1993 between William Chambers and GATX, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, file number 1-2328.

10M. Letter Agreement dated May 31, 1995 between David B. Anderson and GATX, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328.

10N. Arrangements between James J. Glasser and GATX associated with Mr. Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996 entitled "Termination of Employment and Change of Control Arrangements" are incorporated herein by reference thereto, file number 1-2328.

11A.             Statement regarding computation of per share earnings.     23

11B.             Statement regarding computation of per share earnings
                 (assuming dilution)                                        24

12.              Statement regarding computation of ratios of earnings
                 to combined fixed charges and preferred stock dividends.   25

Exhibit
Number           Exhibit Description                                        Page

13. Annual Report to Shareholders for the year ended December 31, 1997, pages 29 - 70, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.              Subsidiaries of the Registrant.                             26

23.              Consent of Independent Auditors.                            27

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

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

99D. Undertakings to the Centron DPL Company, Inc. Profit Sharing Plan Plan incorporated by reference to the Form S-8 Registration Statement filed with the SEC on December 23, 1997, Registration No.33-43113.

REPORT OF INDEPENDENT AUDITORS




To the Shareholders
and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation for the year ended December 31, 1997. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                     ERNST & YOUNG LLP


Chicago, Illinois
January 27, 1998

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GATX CORPORATION
                                                      (Registrant)



                                                   /s/Ronald H. Zech
                                                   -----------------
                                                     Ronald H. Zech
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                     March 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            /s/Ronald H. Zech
            -----------------
             Ronald H. Zech                 Chairman, President and
             March 19, 1998                 Chief Executive Officer


           /s/David M. Edwards
           -------------------
             David M. Edwards               Vice President Finance and
              March 19, 1998                Chief Financial Officer

            /s/Ralph L. O'Hara
            ------------------
              Ralph L. O'Hara               Controller and
               March 19, 1998               Chief Accounting Officer


     James M. Denny             Director          By     /s/David B. Anderson
                                                     ---------------------------
     Richard Fairbanks          Director                    David B. Anderson
     William C. Foote           Director                    (Attorney in Fact)
     Deborah M. Fretz           Director
     Richard A. Giesen          Director
     Miles L. Marsh             Director
     Charles Marshall           Director
     Michael E. Murphy          Director
                                                         Date:  March 19, 1998






           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                  (In Millions)




                                                                                 Year Ended December 31
                                                                      ------------------------------------------
                                                                         1997              1996             1995
                                                                        -----            ------            -----

Gross income (loss)                                                   $   1.4           $  (1.3)        $   (1.0)

Costs and expenses
     Interest                                                            31.7              30.6             31.7
     Provision for depreciation                                           1.0               1.0               .8
     Selling, general and administrative                                 21.2              16.0             20.4
                                                                      -------           -------         --------

                                                                         53.9              47.6             52.9
                                                                      -------           -------         --------

Loss before income taxes and share of net (loss)
     income of subsidiaries                                             (52.5)            (48.9)           (53.9)

Income tax benefit                                                      (18.2)            (17.7)           (21.3)
                                                                      -------           -------         --------

Loss before share of net (loss) income
     of subsidiaries                                                    (34.3)            (31.2)           (32.6)

Share of net (loss) income of subsidiaries                              (16.6)            133.9            133.4
                                                                      -------           -------          -------


Net (loss) income                                                      $(50.9)           $102.7           $100.8
                                                                       ======            ======           ======





       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                                                  Year Ended December 31
                                                                    ---------------------------------------------
                                                                       1997                1996             1995
                                                                    --------            --------        ---------


OPERATING ACTIVITIES
     Net (loss) income                                              $ (50.9)            $ 102.7         $  100.8
     Adjustments to reconcile net (loss)
         income to net cash provided by
         operating activities:
              Provision for depreciation                                1.0                 1.0               .8
              Deferred income tax benefit                              (7.9)               (6.8)           (10.8)
              Share of net (loss) income of subsidiaries
                  less dividends received                             112.6               (60.3)           (61.0)
     Other (includes working capital)                                  (3.5)              (23.5)            (4.3)
                                                                   --------            --------         --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                              51.3                13.1             25.5


INVESTING ACTIVITIES
     Additions to operating lease assets and facilities                   -                (1.8)             (.9)
                                                                   --------            --------         --------
NET CASH USED IN
     INVESTING ACTIVITIES                                                 -                (1.8)             (.9)

FINANCING ACTIVITIES
     Issuance of Common Stock under
         employee benefit programs and other                           12.4                 3.1              5.5
     Cash dividends to shareholders                                   (49.4)              (48.0)           (45.3)
     Advances (to) from subsidiaries                                  (13.4)               33.4             14.5
                                                                   --------            --------         --------

NET CASH USED IN
     FINANCING ACTIVITIES                                             (50.4)              (11.5)           (25.3)
                                                                   --------            --------         --------


NET INCREASE (DECREASE)
     IN CASH AND CASH EQUIVALENTS                                 $      .9           $     (.2)      $      (.7)
                                                                  =========           =========       ==========






       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT'D)

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (In Millions)



ASSETS

                                              December 31
                                        ----------------------
                                           1997        1996
                                        ----------  ----------

Cash and cash equivalents               $      1.1  $       .2

Operating lease assets and facilities         11.0        10.9
Less - Allowance for depreciation             (4.4)       (3.4)
                                        ----------   ---------
                                               6.6         7.5

Investment in subsidiaries                 1,141.4     1,283.3

Other assets                                  13.9        22.0













TOTAL ASSETS                            $  1,163.0  $  1,313.0
                                        ==========  ==========
















LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                       December 31
                                                ----------------------
                                                   1997         1996
                                                ----------  ----------

Accounts payable and accrued expenses           $     10.2  $     16.6

Due to subsidiaries                                  478.7       492.1

Other deferred items                                  18.7        29.4
                                                ----------  ----------

     Total liabilities and deferred items            507.6       538.1


Shareholders' equity:
     Preferred Stock                                     -         3.4
     Common Stock                                     17.0        14.4
     Additional capital                              339.7       329.0
     Reinvested earnings                             363.4       463.7
     Cumulative unrealized equity adjustments        (17.9)       11.4
                                                ----------  ----------

                                                     702.2       821.9
     Less - Cost of shares in treasury               (46.8)      (47.0)
                                                ----------  ----------


     Total shareholders' equity                      655.4       774.9
                                                ----------  ----------

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDERS' EQUITY                   $  1,163.0  $  1,313.0
                                                ==========  ==========







                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES
                                  (In Millions)

--------------------------------------------------------------------------------------------------------------------------


     COL. A                                   COL. B          COL.              COL. D           COL. E            COL. F

--------------------------------------------------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------------------------------------------------



Year ended December 31, 1997:
     Allowance for possible
         losses - Note A                      $ 121.1           $  11.1    $    3.3 (B)       $   (7.0) (C)      $ 128.5

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






                                                                                                                        EXHIBIT 11A

                        GATX CORPORATION AND SUBSIDIARIES

                  COMPUTATION OF NET (LOSS) INCOME PER SHARE OF
                                  COMMON STOCK
                     (In Millions, Except Per Share Amounts)








                                                   Year Ended December 31
                                     ---------------------------------------------
                                       1997       1996      1995     1994     1993
                                     ------     ------    ------   ------   ------



Average number of shares
     of Common Stock outstanding       22.5       20.2      20.0     19.9     19.6

Net (loss) income                  $  (50.9) $   102.7 $   100.8 $   91.5 $   72.7
Deduct - Dividends paid and
     accrued on Preferred Stock         6.7       13.2      13.2     13.3     13.3
                                   --------  --------- --------- -------- --------

Net (loss) income, as adjusted     $  (57.6) $    89.5 $    87.6 $   78.2 $   59.4
                                   ========  ========= ========= ======== ========

Net (loss) income per share        $  (2.55) $    4.43 $    4.38 $   3.94 $   3.03
                                   ========  ========= ========= ======== ========




                                                                                                                        EXHIBIT 11B
                        GATX CORPORATION AND SUBSIDIARIES

         COMPUTATION OF NET (LOSS) INCOME PER SHARE OF COMMON STOCK AND
                   COMMON STOCK EQUIVALENTS ASSUMING DILUTION
           (PRINCIPALLY CONVERSION OF ALL OUTSTANDING PREFERRED STOCK)
                     (In Millions, Except Per Share Amounts)


                                                                                     Year Ended December 31
                                                            -------------------------------------------------------------------
                                                             1997            1996           1995           1994           1993
                                                            ------          ------         ------         ------         ------


Average number of shares used to
     compute basic earnings per share                         22.5            20.2           20.0           19.9          19.6
Shares issuable upon assumed exercise
     of stock options, reduced by the
     number of shares which could have
     been purchased with the proceeds
     from exercise of such options                               *              .3             .4             .3             *
Common Stock issuable upon assumed
     conversion of Preferred Stock                               *             4.0            4.0            4.0             *
                                                           -------         -------        -------         ------        ------

Total                                                         22.5            24.5           24.4           24.2          19.6
                                                           =======         =======        =======         ======        ======

Net (loss) income as adjusted
     per basic computation                                  $(57.6)        $  89.5        $  87.6         $ 78.2        $ 59.4
Add - Dividends paid and
     accrued on Preferred Stock                                  *            13.2           13.2           13.3             *
                                                            ------         -------        -------         ------        ------

Net (loss) income, as adjusted                              $(57.6)        $ 102.7        $ 100.8         $ 91.5        $ 59.4
                                                            ======         =======        =======         ======        ======

Net (loss) income per share,
     assuming dilution                                      $(2.55)        $  4.20        $  4.14         $ 3.79        $ 3.03
                                                            ======         =======        =======         ======        ======

* Exercise of options and conversion of Preferred Stock is excluded from computation of diluted earnings because of antidilutive effects.

Additional diluted computation (1)
     Average number of shares used to
         compute basic earnings per share                     22.5                                                        19.6
     Common stock issuable upon assumed
         conversion of Preferred Stock, and
         stock option exercises                                2.3                                                         4.3
                                                           -------                                                      ------

                                                              24.8                                                        23.9
                                                            ======                                                      ======
     Net (loss) income as adjusted
         per basic computation                             $ (57.6)                                                     $ 59.4
     Add - Dividends paid and accrued
         on Preferred Stock                                    6.7                                                        13.3
                                                           -------                                                      ------

                                                           $ (50.9)                                                     $ 72.7
                                                           =======                                                      ======
     Net (loss) income per share,
         assuming dilution                                 $ (2.05)                                                     $ 3.04
                                                           =======                                                      ======

(1)    This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an antidilutive result.



                                                                                                                         EXHIBIT 12

                        GATX CORPORATION AND SUBSIDIARIES

           COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                         (In Millions Except For Ratios)

                                                       1997       1996      1995      1994      1993
                                                     --------   --------  --------  --------  --------


Earnings available for fixed charges:
   Net (loss) income                                 $  (50.9)  $  102.7  $  100.8  $   91.5  $   72.7
Add:
   Income taxes (benefit) expense                        (5.5)      54.4      47.6      48.8      51.4
   Equity in net earnings of affiliated companies,
       net of distributions received                     40.7        8.0       6.5       3.7       8.0
   Interest on indebtedness and amortization
       of debt discount and expense                     222.4      202.8     170.1     148.2     151.8
   Amortization of capitalized interest                   1.4        3.7       1.1       1.1       1.1
   Portion of rents representative of
       interest factor (deemed to be one-third)          62.2       56.7      43.9      37.9      31.4
                                                     --------   --------  --------  --------  --------

Total earnings available for fixed charges           $  270.3   $  428.3  $  370.0  $  331.2  $  316.4
                                                     ========   ========  ========  ========  ========

Preferred dividend requirements                      $    6.7   $   13.2  $   13.2  $   13.3  $   13.3
Ratio to convert preferred
   dividends to pretax basis (A)                          107%       173%      169%      171%      197%
                                                     --------   --------  --------  --------  --------

Preferred dividend factor on pretax basis                 7.2       22.8      22.3      22.7      26.2

Fixed charges:
   Interest on indebtedness and amortization
       of debt discount and expense                     222.4      202.8     170.1     148.2     151.8
   Capitalized interest                                   2.5        6.8       6.2       3.0       2.7
   Portion of rents representative of interest
       factor (deemed to be one-third)                   62.2       56.7      43.9      37.9      31.4
                                                     --------   --------  --------  --------  --------

Combined fixed charges and
   preferred stock dividends                         $  294.3   $  289.1  $  242.5  $  211.8  $  212.1
                                                     ========   ========  ========  ========  ========

Ratio of earnings to combined fixed charges
   and preferred stock dividends (B)                    .92x (C)   1.48x     1.53x     1.56x     1.49x


(A) To adjust preferred dividends to a pretax basis, (loss) income before income taxes and equity in net earnings of affiliated companies is divided by (loss) income before equity in net earnings of affiliated companies.
(B) The ratios of earnings to combined fixed charges and preferred stock dividends represent the number of times "fixed charges and preferred stock dividends" were covered by "earnings." "Fixed charges and preferred stock dividends" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, amortization of debt discount and expense, and dividends on preferred stock adjusted to a pretax basis. "Earnings" consist of consolidated net (loss) income before income taxes and fixed charges, less equity in net earnings of affiliated companies, net of distributions received.
(C) In 1997, net loss included restructuring charges of $162.8 million. Excluding the charges, the "ratio of earnings to combined fixed charges and preferred stock dividends" was 1.66x. See Note P - Restructuring Charges on page 60 of the Company's 1997 Annual Report to Shareholders.

                                                                      EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



The following is a list of subsidiaries included in GATX's consolidated financial statements (excluding a number of subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary), and the state of incorporation of each:

General American  Transportation  Corporation  (New  York)--includes  4 domestic subsidiaries, 4 foreign subsidiaries and interests in 2 foreign affiliates, Business Segment--Railcar Leasing and Management
GATX Financial Services,  Inc. (Delaware) -- 64  domestic   subsidiaries  (which
     includes GATX Capital Corporation), 13 foreign subsidiaries, interests in 6 domestic affiliates and 5 foreign affiliates, Business Segment-- Financial Services
GATX Terminals Corporation (Delaware)--3  domestic   subsidiaries,   3   foreign
     subsidiaries, an interest in 1 domestic affiliate and 13 foreign affiliates, Business Segment--Terminals and Pipelines
GATX  Logistics,  Inc.  (Florida) --7   domestic   subsidiaries  and  2  foreign
     subsidiaries and an interest in 1 foreign affiliate, Business Segment-- Logistics and Warehousing
American  Steamship  Company  (New  York)--12  domestic  subsidiaries,  Business
     Segment--Great Lakes Shipping

                                                                      EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the following: (i) Registration Statement No. 2-92404 on Form S-8, filed July 26, 1984; (ii) Registration
Statement No. 2-96593 on Form S-8, filed March 22, 1985; (iii) Registration Statement No. 33-38790 on Form S-8 filed February 1, 1991; (iv) Registration Statement No. 33-41007 on Form S-8 filed June 7, 1991; (v) Registration
Statement No. 33-61183 on Form S-8 filed July 20, 1995; (vi) Registration Statement No. 33-06315 on Form S-8 filed June 19, 1996; and (vii) Registration Statement No. 33-43113 on Form S-8 filed December 23, 1997 of GATX Corporation, of our report dated January 27, 1998 with respect to the consolidated financial statements and schedules of GATX Corporation included and/or incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997.


                                                           ERNST & YOUNG LLP




Chicago, Illinois
March 16, 1998

EXHIBITS FILED WITH DOCUMENT

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328. First Amendment of said Plan effective as of January 31, 1997 submitted to the SEC on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328. Second Amendment of said Plan effective as of December 5, 1997 submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

10K. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1998, submitted to the SEC along with the electronic submission of this Report on Form 10-K.

11A.             Statement regarding computation of per share earnings.

11B.             Statement regarding computation of per share earnings
                 (assuming dilution)

12. Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.

13. Annual Report to Shareholders for the year ended December 31, 1997, pages 29 - 70, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

21.              Subsidiaries of the Registrant.

23.              Consent of Independent Auditors.

24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27. Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1997, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.