Form 10-Q
period 1998-03-31
GATX CORP
filed 1998-05-13
CIK 40211

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

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarterly Period Ended                      Commission File Number
          March 31, 1998                                       1-2328



                                GATX Corporation


  Incorporated in the                           IRS Employer Identification No.
  State of New York                                         36-1124040


                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Registrant had 24,591,020 shares of common stock outstanding as of April 30, 1998.



--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                      In Millions, Except Per Share Amounts

                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                            1998      1997
                                                            ----      ----

Gross income ........................................    $  408.9  $  394.6

Costs and expenses
          Operating expenses ........................       182.9     183.3
          Interest ..................................        58.4      51.5
          Provision for depreciation and amortization        62.0      60.1
          Provision for possible losses .............         2.6       2.2
          Selling, general and administrative .......        55.5      53.0
                                                             ----      ----
                                                            361.4     350.1
                                                            -----     -----
Income before income taxes and equity in
          net earnings of affiliated companies ......        47.5      44.5

Income taxes ........................................        20.4      19.2
                                                             ----      ----

Income before equity in net earnings of affiliated
          companies .................................        27.1      25.3

Equity in net earnings of affiliated companies ......        10.3       5.9
                                                             ----       ---

Net income ..........................................    $   37.4  $   31.2
                                                         ========  ========
Per common share:
          Net income ................................    $    1.52 $    1.37
          Net income, assuming dilution .............         1.48      1.27
          Dividends declared ........................          .50       .46

Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

                        GATX CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


ASSETS

                                                   March 31    December 31
                                                     1998         1997
                                                   --------    -----------
                                                  (Unaudited)

Cash and cash equivalents .....................   $    106.0  $     77.8

Receivables
          Trade accounts ......................        114.7       161.9
          Finance leases ......................        674.8       877.0
          Secured loans .......................        372.4       180.3
          Less - Allowance for possible losses        (130.5)     (128.5)
                                                      ------      ------
                                                     1,031.4     1,090.7

Operating lease assets and facilities
          Railcars and support facilities .....      2,591.0     2,501.7
          Tank storage terminals and pipelines       1,127.8     1,128.9
          Great Lakes vessels .................        202.3       199.4
          Operating lease investments and other        680.2       704.4
                                                       -----       -----
                                                     4,601.3     4,534.4

          Less - Allowance for depreciation ...     (1,867.3)   (1,823.9)
                                                    --------    --------
                                                     2,734.0     2,710.5

Investments in affiliated companies ...........        705.3       707.4


Other assets ..................................        370.2       361.4
                                                       -----       -----






TOTAL ASSETS ..................................   $  4,946.9  $  4,947.8
                                                  ==========  ==========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

                                                       March 31   December 31
                                                         1998        1997
                                                       --------   -----------
                                                     (Unaudited)

Accounts payable .................................   $    279.7  $    354.7

Accrued expenses .................................         80.0        58.0

Debt
          Short-term debt ........................        444.3       392.5
          Recourse long-term debt ................      2,235.0     2,277.5
          Nonrecourse long-term debt .............        368.6       329.8
          Capital lease obligations ..............        205.7       212.1
                                                          -----       -----
                                                        3,253.6     3,211.9

Deferred income taxes ............................        306.2       297.6

Other deferred items .............................        342.8       370.2
                                                          -----       -----

          Total liabilities and deferred items ...      4,262.3     4,292.4

Shareholders' equity
          Common Stock ...........................         17.1        17.0
          Additional capital .....................        343.7       339.7
          Reinvested earnings ....................        388.5       363.4
          Accumulated other comprehensive income .        (17.9)      (17.9)
                                                          -----       -----
                                                          731.4       702.2
          Less - Cost of common shares in treasury        (46.8)      (46.8)
                                                          -----       -----

               Total shareholders' equity ........        684.6       655.4
                                                          -----       -----


TOTAL LIABILITIES, DEFERRED ITEMS
          AND SHAREHOLDERS' EQUITY ...............   $  4,946.9  $  4,947.8
                                                     ==========  ==========



                        GATX CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                   In Millions

                                                                Three Months Ended
                                                                     March 31
                                                                ------------------
                                                                  1998      1997
                                                                  ----      ----

OPERATING ACTIVITIES
Net income ..................................................   $   37.4  $   31.2
Adjustments to reconcile net income to net cash
        provided by operating activities:
            Realized gain on disposition of leased equipment       (26.1)    (26.1)
            Provision for depreciation and amortization .....       62.0      60.1
            Provision for possible losses ...................        2.6       2.2
            Deferred income taxes ...........................        9.5      (1.4)
Net change in trade receivables, inventories,
        accounts payable and accrued expenses ...............      (29.5)     19.0
Other .......................................................       (2.3)    (27.9)
                                                                    ----     -----
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...........       53.6      57.1

INVESTING ACTIVITIES
Additions to operating lease assets and facilities ..........     (112.5)    (95.3)
Additions to equipment on lease, net of nonrecourse financing
        for leveraged leases ................................      (71.0)    (51.0)
Secured loans extended ......................................      (28.7)     (2.5)
Investments in affiliated companies .........................      (16.5)    (14.0)
Progress payments and other .................................       (2.3)    (18.0)
                                                                    ----     -----
        Capital additions and portfolio investments .........     (231.0)   (180.8)
Portfolio proceeds:
        From disposition of leased equipment ................      100.4      88.7
        From return of investment ...........................       67.0      72.5
                                                                    ----      ----
            Total portfolio proceeds ........................      167.4     161.2
Proceeds from other asset dispositions ......................        5.2       1.8
                                                                     ---       ---
        NET CASH USED IN INVESTING ACTIVITIES ...............      (58.4)    (17.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ....................       68.3      40.5
Repayment of long-term debt .................................      (94.6)   (170.3)
Net increase in short-term debt .............................       74.0     110.0
Repayment of capital lease obligations ......................       (6.4)     (6.2)
Issuance of common stock under employee benefit programs ....        4.0       3.1
Cash dividends ..............................................      (12.3)    (12.7)
                                                                   -----     -----
        NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES ...........................       33.0     (35.6)
                                                                    ----     -----
NET INCREASE IN CASH AND
            CASH EQUIVALENTS ................................   $   28.2  $    3.7
                                                                ========  ========


                        GATX CORPORATION AND SUBSIDIARIES


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   In Millions


                                                                                       Accumulated
                                                                                          Other
                                                 Common   Additional    Reinvested    Comprehensive    Treasury
                                                  Stock     Capital      Earnings        Income (a)      Stock       Total

Beginning Balance 1/1/98                         $ 17.0     $339.7        $363.4         $(17.9)        $(46.8)     $655.4

Comprehensive Income:
    Net income                                                              37.4                                      37.4
    Other comprehensive income
       Foreign currency translation
          adjustment                                                                       (0.4)                      (0.4)
       Unrealized gain on securities,
          net of reclassification
          adjustments (b)                                                                   0.4                        0.4
                                                                                                                     -----

    Comprehensive income                                                                                              37.4
                                                                                                                      ----

Common stock issued                                 0.1        4.0                                                     4.1

Dividends declared                                                         (12.3)                                    (12.3)
                                                 ------     ------        ------         ------         ------      ------
Ending Balance 3/31/98                           $ 17.1     $343.7        $388.5         $(17.9)        $(46.8)     $684.6
                                                 ======     ======        ======         ======         ======      ======




    (a) The beginning balance of accumulated other comprehensive income at January 1, 1998 included a cumulative foreign currency translation adjustment of $(22.5) million and unrealized gains on securities of $4.6 million.

    (b)   Reclassification Adjustments:
          Unrealized gains on securities                                                  $ 1.1
          Less: Reclassification adjustments for gains realized included in net income     (0.7)
                                                                                          -----
          Net unrealized gains on securities                                              $ 0.4
                                                                                          =====




                        GATX CORPORATION AND SUBSIDIARIES


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   In Millions

                                                                                          Accumulated
                                                                                             Other
                                           Common     Preferred  Additional  Reinvested  Comprehensive  Treasury
                                            Stock       Stock      Capital    Earnings     Income (a)     Stock    Total

Beginning Balance 1/1/97                   $ 14.4       $ 3.4      $329.0      $463.7       $ 11.4      $ (47.0)  $774.9

Comprehensive Income:
    Net income                                                                   31.2                               31.2
    Other comprehensive income
       Foreign currency transla-
         tion adjustment                                                                      (6.8)                 (6.8)
       Unrealized loss on securi-
         ties, net of  reclassifica-
         tion adjustments (b)                                                                 (1.9)                 (1.9)
                                                                                                                   -----


    Comprehensive income                                                                                            22.5
                                                                                                                    ----


Common stock issued                           0.1                     2.9                                   0.2      3.2

Dividends declared                                                              (12.7)                             (12.7)
                                           ------        ----      ------      ------        -----       ------   ------
Ending Balance 3/31/97                     $ 14.5        $3.4      $331.9      $482.2        $ 2.7       $(46.8)  $787.9
                                           ======        ====      ======      ======        =====       ======   ======




    (a) The beginning balance of accumulated other comprehensive income at January 1, 1997 included a cumulative foreign currency translation adjustment of $5.8 million and unrealized gains on securities of $5.6 million.

    (b) Reclassification Adjustments:
        Unrealized loss on securities                                                         $(1.7)
        Less: Reclassification adjustments for gains realized included in net income            (.2)
                                                                                              -----
        Net unrealized loss on securities                                                     $(1.9)
                                                                                              =====


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 1998
                          TO FIRST THREE MONTHS OF 1997


GENERAL

GATX Corporation's net income for the first quarter of 1998 was $37 million compared to $31 million for the first quarter of 1997. Earnings per share on a diluted basis increased 17% to $1.48 from $1.27 for the prior year quarter.

Gross income of $409 million increased by $14 million from the prior year quarter, while net income was $6 million higher. Transportation benefitted from more railcars on lease and higher rental rates while GATX Capital reported strong contributions from aircraft and rail remarketing opportunities. Results at Terminals increased due to favorable petroleum market conditions and higher equity earnings from affiliates, and the restructuring undertaken in the fourth quarter of 1997.

Net cash provided by operating activities for the first quarter of 1998 was $54 million, a $4 million decrease from last year's quarter, due to the timing of working capital requirements. All cash received from asset dispositions, including gain and return of principal, are included in investing activities as portfolio proceeds.

Capital  additions  and  portfolio  investments  for the  quarter  totaled  $231 million, an increase of $50 million from the first quarter of 1997. Transportation invested $100 million in its railcar fleet and facilities, an increase of $18 million from the first quarter of 1997; the number of new and existing railcars acquired was 1,700 compared to 1,300 last year. Terminals' capital additions of $8 million were comparable with the prior year quarter. Portfolio investments at Financial Services for the quarter of $118 million were $32 million higher than the prior year primarily due to rail and technology opportunities. Full year capital spending is expected to be about $400 million, while portfolio investments are anticipated to approximate $800 million, both similar to last year's levels. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Capital additions and portfolio investments will be funded by internally generated cash flow and GATX's external recourse and nonrecourse financing sources.

GATX, through its subsidiaries, had unused committed lines of credit of $440 million at March 31, 1998. Neither General American Transportation Corporation
(GATC) nor GATX Capital issued any recourse medium-term notes during the first quarter; financing needs were met by cash flow from operations and short-term debt. GATC has a $650 million shelf registration, under which $100 million of notes and $236 million of pass-through certificates have previously been issued. GATX Capital has a $532 million shelf registration, under which $350 million of medium-term notes have previously been issued.

At the April 24, 1998, GATX Annual Shareholders' Meeting, shareholders approved an increase in the authorized common shares from 60 million to 120 million, which will allow GATX to effect a two-for-one stock split. The split will be effected as a stock dividend payable June 1, 1998, to shareholders of record on May 11, 1998.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward- looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the petroleum, chemical, rail, air, and technology industries.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
--------------------------------------------------------------------------------


                                        Three Months Ended
(In Millions)                                 March 31
                                        ------------------
                                        1998          1997          Change
                                        ----          ----      --------------

Gross Income                          $  125.7    $  116.2      $  9.5      8%

Net Income                            $   19.4    $   18.0      $  1.4      8%
--------------------------------------------------------------------------------

Transportation's gross income for the first three months of 1998 increased 8% from the comparable prior year quarter attributable to a larger active fleet and higher overall lease rates. Approximately 78,900 tank and freight cars were on lease throughout North America at March 31, 1998, compared to 73,900 railcars a year ago. With a total North American fleet of 82,200 railcars, utilization ended the period at 96%, up from 94% a year ago.

Net income increased 8% from the first quarter of 1997 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, the cost increases were proportional to the increase in revenue. Because most of the recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas Canadian railcars are financed with debt and, therefore, those asset ownership costs are recorded as depreciation and interest expense.

FINANCIAL SERVICES (GATX CAPITAL)
--------------------------------------------------------------------------------


                                   Three Months Ended
(In Millions)                           March 31
                                   ------------------
                                   1998          1997           Change
                                   ----          ----      -----------------

Gross Income                       $  147.9  $  144.4      $  3.5        2 %

Net Income                         $   21.6  $   22.9      $ (1.3)      (6)%
--------------------------------------------------------------------------------

Gross income at GATX Capital of $148 million increased $4 million from the prior year quarter due to higher lease income offset by lower asset remarketing income and technology equipment sales. Asset remarketing income includes both equipment disposition gains and residual sharing fees. Pretax disposition gains of $25 million were equal to last year's quarter, while residual sharing fees decreased $6 million. Asset remarketing income does not occur evenly from period to period.

Net income of $22 million decreased $1 million from last year's record quarter, in part due to the lower residual sharing fees.

TERMINALS AND PIPELINES
--------------------------------------------------------------------------------


                                       Three Months Ended
(In Millions)                               March 31
                                       ------------------
                                       1998          1997           Change
                                       ----          ----      ----------------

Gross Income                           $  70.0    $  70.5      $  (.5)     (1)%

Net Income (Loss)                      $   4.3    $  (1.4)     $  5.7      --
--------------------------------------------------------------------------------


Although Terminals' gross income for the first three months of 1998 approximates the prior year quarter, 1997's revenues include those related to the Norco facility that was sold in September 1997. On a comparable facility basis, gross income for the current quarter increased by 4% over the prior year primarily due to petroleum activity. In the petroleum market, an inventory build-up provided some opportunities for Terminals' storage services. However, it is doubtful that the industry trend to reduce inventory levels is being reversed. Chemical and pipeline revenues for the current quarter are in-line with the prior year quarter. Throughput of petroleum and chemical products was 150 million barrels for the first quarter of 1998, up modestly from 147 million barrels (excluding Norco) for the same quarter last year. Capacity utilization at wholly-owned facilities was 94% at March 31, 1998, versus 92% (excluding Norco) a year ago.

Terminals' net income for the first quarter of 1998 of $4.3 million, an increase of $5.7 million from last year, was due to improved operating conditions, one-time transformation costs incurred during the prior year quarter, and the impact of the restructuring program implemented in the fourth quarter of 1997. Equity earnings were $3.5 million, $1.3 million greater than the first quarter of 1997, reflecting improved utilization at domestic and several international affiliates.

LOGISTICS AND WAREHOUSING
--------------------------------------------------------------------------------


                                        Three Months Ended
(In Millions)                                March 31
                                        ------------------
                                        1998          1997          Change
                                        ----          ----      ---------------

Gross Income                            $  61.5    $  62.1      $ (.6)     (1)%

Net Income (Loss)                       $    .4    $   (.4)     $  .8      --
--------------------------------------------------------------------------------

GATX Logistics' gross income of $62 million was comparable to the first three months of 1997. Revenues from newly-signed contracts and higher volumes and improved rates with certain customers were offset by lower volumes at other major customers. Further, the strategy to exit certain secondary markets has affected revenues by reducing leasable square footage over 5% from a year ago.

Net income increased by $.8 million from the prior year quarter as a result of replacing certain less profitable secondary market revenues with higher margin business, lower empty space costs, the impact of the restructuring program taken in the fourth quarter of 1997, and a real estate commission earned for facilitating the sale of a customer's warehouse.

GREAT LAKES SHIPPING
--------------------------------------------------------------------------------


                                      Three Months Ended
(In Millions)                              March 31
                                      ------------------
                                      1998          1997             Change
                                      ----          ----       -----------------

Gross Income                          $  1.9       $  .9       $  1.0       111%

Net Income                            $   .7       $  .4       $   .3       75 %
--------------------------------------------------------------------------------


American Steamship Company traditionally does not begin operations until late in the first quarter due to ice on the Great Lakes. The relatively mild winter enabled American Steamship Company to begin the 1998 shipping season earlier in the first quarter resulting in both higher revenues and earnings compared to a year ago.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) GATX's Annual Meeting of Stockholders was held on April 24, 1998.

(b) Matters voted upon at the meeting were:

                                                      Number of Shares Voted
                                                      For            Withheld
                                                      ---            --------

    1.    Election of Directors.

          James M. Denny                           21,356,103          88,421
          Richard Fairbanks                        21,356,683          87,841
          William C. Foote                         21,357,920          86,604
          Deborah M. Fretz                         21,356,828          87,696
          Richard A. Giesen                        21,352,323          92,201
          Miles L. Marsh                           21,357,451          87,073
          Charles Marshall                         21,346,293          98,231
          Michael E. Murphy                        21,352,342          92,182
          Ronald H. Zech                           21,355,549          88,975


    2.    Ratification of appointment of Ernst &   21,364,500        For
          Young LLP as independent auditors            50,782        Against
          for Fiscal 1998.                             29,242        Abstentions

    3.    Ratification to amend GATX               20,173,422        For
          Corporation's 1995 Long-Term Incentive    1,147,537        Against
          Compensation Plan.                          123,565        Abstentions

    4.    Ratification to amend GATX's             20,944,933        For
          Certificate of Incorporation.               430,142        Against
                                                       69,449        Abstentions

          There were no broker non-votes with respect to the election of the directors or the ratification of appointment of independent auditors.

Item 6.  Exhibits and Reports on Form 8-K.                                  Page

(a)        10A     Amendment to the  GATX Corporation  1995 Long-Term
                   Incentive Compensation Plan adopted on March 6, 1998, incorporated by reference to pages 19 through 24 of the GATX Proxy Statement dated March 17, 1998, file number 1-2328.

           11A     Statement regarding computation of earnings per share.     14

           11B     Statement regarding computation of earnings per share
                   (diluted).                                                 15

           27.1 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1998. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

           27.2 Restated Financial Data Schedule for the year to date periods ended March 31, 1997, June 30, 1997,
                   September 30, 1997 and March 31, 1996.

           27.3 Restated Financial Data Schedule for the year to date periods ended June 30, 1996, September 30, 1996, December 31, 1996 and December 31, 1995.

(b) No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           GATX CORPORATION
                                                             (Registrant)




                                                         /s/  David M. Edwards
                                                         ---------------------
                                                              David M. Edwards
                                                      Senior Vice President and
                                                       Chief Financial Officer
                                                      (Duly Authorized Officer)





Date:  May 13, 1998

                                                                     Exhibit 11A

                        GATX CORPORATION AND SUBSIDIARIES


            COMPUTATION OF BASIC NET INCOME PER SHARE OF COMMON STOCK

                      In Millions, Except Per Share Amounts



                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                           1998     1997
                                                         -------    -------


Average number of shares of common stock outstanding      24.5       20.3


Net income .........................................   $  37.4    $  31.2

Deduct - Dividends paid and accrued on
         preferred stock ...........................       --         3.3
                                                         -----      -----

Net income, as adjusted ............................   $  37.4    $  27.9
                                                       =======    =======

Basic net income per share .........................   $   1.52   $   1.37
                                                       ========   ========





Note: 1997 amounts have been restated to reflect Financial Accounting Standards Board Statement No. 128 (FAS 128), Earnings Per Share, which was required to be adopted on December 31, 1997.

                                                                                                             Exhibit 11B

                        GATX CORPORATION AND SUBSIDIARIES


           COMPUTATION OF DILUTED NET INCOME PER SHARE OF COMMON STOCK

                      In Millions, Except Per Share Amounts


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                      ------------------
                                                                                       1998     1997
                                                                                      ------   ------


Average number of shares used to
      compute basic earnings per share .........................................       24.5     20.3

Shares issuable upon assumed exercise of stock options,  reduced by the number of shares which could have been purchased
      with the proceeds from exercise of such options ..........................         .6       .3

Common stock issuable upon assumed
      conversion of preferred stock ............................................         .1      4.0
                                                                                     ------   ------

Total shares ...................................................................       25.2     24.6
                                                                                     ======   ======


Net income, as adjusted per basic computation ..................................   $   37.4   $ 27.9

Add - Dividends paid and accrued on preferred stock ............................        --       3.3
                                                                                   -------     -----

Net income, as adjusted ........................................................   $   37.4   $ 31.2
                                                                                   ========   ======

Diluted net income per share ...................................................   $    1.48  $  1.27
                                                                                   =========  =======






Note:     See discussion of FAS 128 on Exhibit 11A.



EXHIBITS FILED WITH DOCUMENT

           11A     Statement regarding computation of earnings per share.


           11B     Statement regarding computation of earnings per share
                   (diluted).

           27.1 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1998. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

           27.2 Restated Financial Data Schedule for the year to date periods ended March 31, 1997, June 30, 1997, September 30, 1997 and March 31, 1996.

           27.3 Restated Financial Data Schedule for the year to date periods ended June 30, 1996, September 30, 1996, December 31, 1996 and December 31, 1995.