Form 10-Q
period 1998-06-30
GATX CORP
filed 1998-08-14
CIK 40211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               ------------------


                                   Form 10-Q

    [ x ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarterly Period Ended                   Commission File Number
             June 30, 1998                                   1-2328


                               ------------------


                                GATX CORPORATION


   Incorporated in the                      IRS Employer Identification No.
    State of New York                                  36-1124040


                             500 West Monroe Street
                         Chicago, Illinois  60661-3676
                                 (312) 621-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No
                                               ---       ---

     Registrant had 49,234,988 shares of common stock outstanding as of July 31, 1998.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I-FINANCIAL INFORMATION

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS



                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30                JUNE 30
                                                    ------------------    ------------------
                                                      1998       1997       1998       1997
                                                    -------     ------    -------     ------
Gross income ....................................    $437.6     $434.7     $846.5     $829.3

Costs and expenses
  Operating expenses ............................     210.1      218.4      393.0      401.7
  Interest ......................................      61.1       55.3      119.5      106.8
  Provision for depreciation and amortization ...      65.4       62.3      127.4      122.4
  Provision for possible losses .................       5.2        3.9        7.8        6.1
  Selling, general and administrative ...........      60.3       56.7      115.8      109.7
                                                     ------     ------     ------     ------
                                                      402.1      396.6      763.5      746.7
                                                     ------     ------     ------     ------

Income before income taxes and equity
  in net earnings of affiliated companies .......      35.5       38.1       83.0       82.6

Income taxes ....................................      16.1       15.3       36.5       34.5
                                                     ------     ------     ------     ------

Income before equity in net earnings
  of affiliated companies .......................      19.4       22.8       46.5       48.1

Equity in net earnings of affiliated companies ..      11.4        7.4       21.7       13.3
                                                     ------     ------     ------     ------

Net income ......................................    $ 30.8     $ 30.2     $ 68.2     $ 61.4
                                                     ======     ======     ======     ======

Per common share:
  Net income, basic .............................    $  .63     $  .63     $ 1.39     $ 1.31
  Net income, diluted ...........................       .61        .61       1.35       1.24
  Dividends declared ............................       .25        .23        .50        .46

_________

     Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                          CONSOLIDATED BALANCE SHEETS

                                  IN MILLIONS



ASSETS


                                                  JUNE 30    DECEMBER 31
                                                    1998        1997
                                                -----------  -----------
                                                (UNAUDITED)

Cash and cash equivalents ................       $  136.1      $   77.8


Receivables
  Trade accounts .........................          145.4         161.9
  Finance leases .........................          653.0         877.0
  Secured loans ..........................          392.7         180.3
  Less - Allowance for possible losses ...         (135.9)       (128.5)
                                                 --------      --------
                                                  1,055.2       1,090.7

Operating lease assets and facilities
  Railcars and support facilities ........        2,656.6       2,501.7
  Tank storage terminals and pipelines ...        1,141.3       1,128.9
  Great Lakes vessels ....................          202.3         199.4
  Operating lease investments and other ..          703.9         704.4
                                                 --------      --------
                                                  4,704.1       4,534.4

  Less - Allowance for depreciation ......       (1,896.3)     (1,823.9)
                                                 --------      --------
                                                  2,807.8       2,710.5


Investments in affiliated companies ......          738.0         707.4


Other assets .............................          383.4         361.4
                                                 --------      --------



TOTAL ASSETS .............................       $5,120.5      $4,947.8
                                                 ========      ========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY


                                                    JUNE 30       DECEMBER 31
                                                      1998           1997
                                                  -----------     -----------
                                                  (UNAUDITED)
Accounts payable ............................      $  311.2        $  354.7

Accrued expenses ............................          67.5            58.0

Debt
  Short-term debt ...........................         636.5           392.5
  Recourse long-term debt ...................       2,177.6         2,277.5
  Nonrecourse long-term debt ................         377.4           329.8
  Capital lease obligations .................         203.8           212.1
                                                   --------        --------
                                                    3,395.3         3,211.9

Deferred income taxes .......................         309.9           297.6

Other deferred items ........................         342.6           370.2
                                                   --------        --------

     Total liabilities and deferred items ...       4,426.5         4,292.4

Shareholders' equity
  Preferred Stock ...........................           -               -
  Common Stock ..............................          17.1            17.0
  Additional capital ........................         344.8           339.7
  Reinvested earnings .......................         407.0           363.4
  Accumulated other comprehensive income ....         (28.1)          (17.9)
                                                   --------        --------
                                                      740.8           702.2
  Less - Cost of common shares in treasury ..         (46.8)          (46.8)
                                                   --------        --------

     Total shareholders' equity .............         694.0           655.4
                                                   --------        --------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDERS' EQUITY ..................      $5,120.5        $4,947.8
                                                   ========        ========

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  IN MILLIONS

                                                                                  Accumulated
                                                                                     Other
                                     Common  Preferred  Additional  Reinvested   Comprehensive  Treasury
                                     Stock     Stock     Capital     Earnings     Income (a)     Stock     Total
                                     -----     -----     -------     --------     ----------     -----     -----
Beginning Balance 1/1/98             $ 17.0    $   -      $339.7      $363.4        $(17.9)      $(46.8)  $655.4

 Comprehensive Income:
   Net income                                                           68.2                                68.2
   Other comprehensive income
     Foreign currency translation
        adjustment                                                                    (9.6)                 (9.6)
     Unrealized loss on securities,
        net of reclassification
        adjustments (b)                                                               (0.6)                 (0.6)
                                                                                                          ------

 Comprehensive income                                                                                       58.0
                                                                                                          ------

 Common stock issued                    0.1                  5.1                                             5.2

 Dividends declared                                                    (24.6)                              (24.6)

                                     ------    -----      ------      ------        ------       ------   ------
Ending Balance 6/30/98               $ 17.1    $   -      $344.8      $407.0        $(28.1)      $(46.8)  $694.0
                                     ======    =====      ======      ======        ======       ======   ======



   (a) The beginning balance of accumulated other comprehensive income at January 1, 1998 included a cumulative foreign currency translation adjustment of $(22.5) million and unrealized gains on securities of $4.6 million.

   (b)  Unrealized loss on securities                                     $ (.2)
        Less: Reclassification adjustments for gains realized included
              in net income                                                 (.4)
                                                                          -----
        Net unrealized loss on securities                                 $ (.6)
                                                                          =====

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                  IN MILLIONS

                                                                                  Accumulated
                                                                                     Other
                                     Common  Preferred  Additional  Reinvested   Comprehensive  Treasury
                                     Stock     Stock     Capital     Earnings     Income (a)     Stock     Total
                                     -----     -----     -------     --------     ----------     -----     -----
Beginning Balance 1/1/97             $14.4     $ 3.4      $329.0      $463.7        $11.4       $(47.0)   $774.9

  Comprehensive Income:
    Net income                                                          61.4                                61.4
    Other comprehensive income
       Foreign currency transla-
         tion adjustment                                                             (5.1)                  (5.1)
       Unrealized loss on securi-
         ties, net of  reclassifica-
         tion adjustments (b)                                                        (0.4)                  (0.4)
                                                                                                          ------

  Comprehensive income                                                                                      55.9
                                                                                                          ------

  Common stock issued                   .1                   5.9                                   0.2       6.2

  Conversion of preferred stock        2.4      (3.4)       (2.4)                                           (3.4)

  Dividends declared                                                   (26.8)                              (26.8)

                                     -----     -----      ------      ------        -----       ------    ------
Ending Balance 6/30/97               $16.9     $   -      $332.5      $498.3        $ 5.9       $(46.8)   $806.8
                                     =====     =====      ======      ======        =====       ======    ======




(a) The beginning balance of accumulated other comprehensive income at January 1, 1997 included a cumulative foreign currency translation adjustment of $5.8 million and unrealized gains on securities of $5.6 million.

(b)  Unrealized loss on securities                                       $ (.2)
     Less: Reclassification adjustments for gains realized included
           in net income                                                   (.2)
                                                                         -----
     Net unrealized loss on securities                                   $ (.4)
                                                                         =====

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1998
                                  IN MILLIONS


                                                                                  Accumulated
                                                                                     Other
                                     Common  Preferred  Additional  Reinvested   Comprehensive  Treasury
                                     Stock     Stock     Capital     Earnings     Income (a)     Stock     Total
                                     -----     -----     -------     --------     ----------     -----     -----
Beginning Balance 4/1/98             $ 17.1    $   -      $343.7      $388.5        $(17.9)     $(46.8)   $684.6

 Comprehensive Income:
   Net income                                                           30.8                                30.8
   Other comprehensive income
     Foreign currency translation
       adjustment                                                                     (9.2)                 (9.2)
     Unrealized loss on securities,
       net of reclassification
       adjustments (b)                                                                (1.0)                 (1.0)
                                                                                                          ------

 Comprehensive income                                                                                       20.6
                                                                                                          ------

 Common stock issued                                         1.1                                             1.1

 Dividends declared                                                    (12.3)                              (12.3)

                                     ------    -----      ------      ------        ------      ------    ------
Ending Balance 6/30/98               $ 17.1    $   -      $344.8      $407.0        $(28.1)     $(46.8)   $694.0
                                     ======    =====      ======      ======        ======      ======    ======



 (a) The beginning balance of accumulated other comprehensive income at April 1, 1998 included a cumulative foreign currency translation adjustment of $(22.9) million and unrealized gains on securities of $5.0 million.

 (b)  Unrealized loss on securities                                     $ (1.5)
      Less: Reclassification adjustments for loss realized included
            in net income                                                   .5
                                                                        ------
        Net unrealized loss on securities                               $ (1.0)
                                                                        ======

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED JUNE 30, 1997
                                  IN MILLIONS


                                                                                  Accumulated
                                                                                     Other
                                     Common  Preferred  Additional  Reinvested   Comprehensive  Treasury
                                     Stock     Stock     Capital     Earnings     Income (a)     Stock     Total
                                     -----     -----     -------     --------     ----------     -----     -----
Beginning Balance 4/1/97             $14.5     $ 3.4      $331.9      $482.2        $ 2.7        $(46.8)  $787.9

  Comprehensive Income:
    Net income                                                          30.2                                30.2
    Other comprehensive income
       Foreign currency transla-
         tion adjustment                                                              1.7                    1.7
       Unrealized gain on securi-
         ties, net of  reclassifica-
         tion adjustments (b)                                                         1.5                    1.5
                                                                                                          ------

  Comprehensive income                                                                                      33.4
                                                                                                          ------

  Common stock issued                                        3.0                                             3.0

  Conversion of preferred stock        2.4      (3.4)       (2.4)                                           (3.4)

  Dividends declared                                                   (14.1)                              (14.1)

                                     -----     -----      ------      ------        -----        ------   ------
Ending Balance 6/30/97               $16.9     $   -      $332.5      $498.3        $ 5.9        $(46.8)  $806.8
                                     =====     =====      ======      ======        =====        ======   ======



(a) The beginning balance of accumulated other comprehensive income at April 1, 1997 included a cumulative foreign currency translation adjustment of $(1.0) million and unrealized gains on securities of $3.7 million.

(b)  Unrealized gain on securities                                        $ 1.5
     Less: Reclassification adjustments for gains realized included
           in net income                                                      -
                                                                          -----
        Net unrealized gain on securities                                 $ 1.5
                                                                          =====

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                  IN MILLIONS

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30                JUNE 30
                                                    ------------------    ------------------
                                                      1998      1997        1998       1997
                                                    -------   --------    -------    -------
OPERATING ACTIVITIES
--------------------
Net income                                          $  30.8   $  30.2     $  68.2    $  61.4
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Realized gain on disposition of leased
      equipment                                        (2.4)    (14.4)      (28.5)     (40.5)
    Provision for depreciation and amortization        65.4      62.3       127.4      122.4
    Provision for possible losses                       5.2       3.9         7.8        6.1
    Deferred income taxes                               5.9       4.5        15.4        3.1
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                (8.9)     (4.1)      (38.4)      14.9
Other                                                 (31.3)    (17.2)      (33.6)     (45.1)
                                                    -------   -------     -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            64.7      65.2       118.3      122.3

INVESTING ACTIVITIES
--------------------
Additions to operating lease assets and facilities   (120.6)    (81.8)     (233.1)    (177.1)
Portfolio lease investments,
  net of nonrecourse financing                        (65.0)   (105.2)     (136.0)    (156.2)
Secured loans extended                                (77.3)    (12.4)     (106.0)     (14.9)
Investments in affiliated companies                   (37.7)    (58.1)      (54.2)     (72.1)
Progress payments and other                           (11.2)     (6.4)      (13.5)     (24.4)
                                                    -------   -------     -------    -------
  Capital additions and portfolio investments        (311.8)   (263.9)     (542.8)    (444.7)
Portfolio proceeds:
  From disposition of leased equipment                 10.7      40.2       111.1      128.9
  From return of investment                           123.6      53.9       190.6      126.4
                                                    -------   -------     -------    -------
    Total portfolio proceeds                          134.3      94.1       301.7      255.3
Proceeds from other asset dispositions                 10.5       1.7        15.7        3.5
                                                    -------   -------     -------    -------
  NET CASH USED IN INVESTING ACTIVITIES              (167.0)   (168.1)     (225.4)    (185.9)

FINANCING ACTIVITIES
--------------------
Proceeds from issuance of long-term debt               41.5      43.2       109.8       83.7
Repayment of long-term debt                           (88.7)    (89.2)     (183.3)    (259.5)
Net increase in short-term debt                       192.7     149.9       266.7      259.9
Repayment of capital lease obligations                 (1.9)     (3.2)       (8.3)      (9.4)
Issuance of Common Stock and other                      1.1       (.2)        5.1        2.9
Cash dividends                                        (12.3)    (14.2)      (24.6)     (26.9)
                                                    -------   -------     -------    -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           132.4      86.3       165.4       50.7
                                                    -------   -------     -------    -------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                           $  30.1   $ (16.6)    $  58.3    $ (12.9)
                                                    =======   =======     =======    =======

                     MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1998 TO FIRST SIX MONTHS OF 1997


GENERAL

GATX Corporation's net income for the first six months of 1998 was $68 million compared to $61 million for the first six months of 1997. Earnings per share for the period on a diluted basis increased 9% to $1.35 from $1.24 for the prior year. Results for the first six months of 1998 are at record levels and current expectations are for the second half of the year to produce similar earnings. Due to the anticipated timing of asset remarketing gains, the third quarter of 1998 is projected to be stronger than the fourth quarter.

Gross income of $847 million increased by $17 million from the prior year largely driven by the growth of Transportation's railcar fleet and higher rental rates. Partially offsetting this increase was nonrecurring 1997 revenue at Terminals related to sold facilities. Capital's gross income was comparable to the prior year with technology decreases countered by increases in lease and interest income. Earnings for the first six months of 1998 increased by $7 million over the prior year with strong results at most of GATX's operations. Results at Terminals through June 1998 increased $8 million due to favorable petroleum market conditions and higher equity earnings from affiliates, and the restructuring undertaken in the fourth quarter of 1997. Earnings were up 8% at Transportation while results at Capital and American Steamship were in line with the prior year. Logistics reported a decrease of $1 million compared to last year largely due to the write-off of a customer receivable.

Net cash provided by operating activities for the first six months of 1998 was $118 million, a $4 million decrease from last year's comparable period, due to the timing of working capital requirements. All funds received from asset dispositions, including gains and return of principal, are included in investing activities as portfolio proceeds.

Capital additions and portfolio investments for the six month period totaled $543 million, an increase of $98 million from the comparable 1997 period. Transportation invested $200 million in its railcar fleet and facilities, an increase of $56 million from the first six months of 1997; the number of new and existing railcars acquired thus far was 3,100 compared to 2,100 last year. Terminals' capital additions of $26 million were $5 million less than the prior year. Portfolio investments at Financial Services for the period of $309 million were $42 million higher than the prior year as investments are opportunistic in nature and therefore do not fall evenly from period to period. Full year capital spending is expected to be about $400 million, while portfolio investments are anticipated to approximate $800 million, both similar to last year's levels. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Capital additions and portfolio investments will be funded by internally generated cash flow and GATX's external recourse and nonrecourse financing sources.

At June 30, 1998, GATX, through its subsidiaries, had unused committed lines of credit of $351 million and C$52 million. Neither General American Transportation Corporation (GATC) nor GATX Capital issued any recourse medium-term notes during the first six months; financing needs were met by cash flow from operations and short-term debt. In May, GATC closed a new $350 million revolving credit facility replacing the former $300 million agreement. GATC has a $650 million shelf registration, under which $100 million of notes and $106 million of pass-through certificates have previously been issued. GATX Capital has a $532 million shelf registration, under which $350 million of medium-term notes have previously been issued.

On June 1, 1998, GATX completed a two-for-one stock split that was effected as a stock dividend.

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

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)




                                  Six Months Ended
(In Millions)                         June 30                    Change
                                  -----------------          -------------
                                    1998      1997
                                   -----     -----
Gross Income                      $ 253.8   $ 234.9          $  18.9     8%

Net Income                        $  39.5   $  36.5          $   3.0     8%




Transportation's gross income for the first six months of 1998 increased 8% from the comparable prior year attributable to a larger active fleet and higher overall lease rates. Approximately 79,700 tank and freight cars were on lease throughout North America at June 30, 1998, compared to 74,300 railcars a year ago. With a total North American fleet of 83,000 railcars, utilization ended the period at 96%, up from 94% a year ago.

Net income increased 8% from the first half of 1997 primarily due to the same reasons that revenues increased. Net income approximated 16% of gross income, a slight improvement over the prior year. While all major cost areas rose, as a percentage of revenue asset ownership and SG&A were generally consistent with the prior year while repair costs were slightly higher. Because most of the recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas Canadian railcars are financed with debt and, therefore, those asset ownership costs are recorded as depreciation and interest expense.

FINANCIAL SERVICES (GATX CAPITAL)




                                  Six Months Ended
(In Millions)                         June 30                    Change
                                  -----------------          -------------
                                    1998      1997
                                   -----     -----


Gross Income                       $287.9    $286.8          $1.1      -

Net Income                         $ 35.1     $36.0          $(.9)     (3)%

Gross income at GATX Capital of $288 million increased slightly from the first half of 1997, with higher lease and interest income largely offset by decreases in technology equipment sales and asset remarketing income. While lease and interest income increased a combined $22 million due to a larger investment portfolio, technology equipment sales decreased $20 million and asset remarketing was $3 million lower. The VAR (value added reselling) of technology equipment is currently facing very competitive market conditions. Asset remarketing income, which includes both asset disposition gains and residual sharing fees, was $49 million for the first six months of 1998 compared to $52 million for last year's corresponding period. Asset remarketing does not occur evenly from period to period. Looking ahead to the remainder of 1998, it is currently expected that asset remarketing will be higher in the third quarter than in the fourth quarter. Equity in net earnings of affiliates increased to $14 million for the six months ended June 30, 1998, from $8 million for the first half of 1997.

Net income for the first half of 1998 was $35 million, a 3% decrease from last year's record $36 million. The loss reserve at June 30, 1998, was $126 million compared to $122 million at December 31, 1997, resulting largely from the year-to-date provision.

TERMINALS AND PIPELINES




                                  Six Months Ended
(In Millions)                         June 30                    Change
                                  -----------------          -------------
                                    1998      1997
                                   -----     -----

Gross Income                      $141.4     $146.2         $(4.8)         (3)%

Net Income                        $  8.6     $  1.1         $ 7.5          n/m




Terminals' gross income for the first six months of 1998 is 3% lower than the prior year due to nonrecurring 1997 revenue from subsequently sold facilities. Excluding these items, gross income increased by 4% from 1997 primarily due to improved petroleum activity. In the petroleum market, an inventory build-up provided some opportunities for Terminals' storage services. Throughput of petroleum and chemical products, adjusted for facilities that are being shut down or sold as a result of the 1997 restructuring plan, was approximately 280 million barrels for the first six months of 1998, up approximately 3% from last year. Capacity utilization, on the same basis as throughput, was 94% at June 30, 1998, versus 93% a year ago.

Terminals' net income for the first six months of 1998 of $9 million, an increase of $8 million from last year, was due to improved operating conditions, one-time transformation costs incurred during the prior year, and the impact of the restructuring program implemented in the fourth quarter of 1997. Equity earnings were $6.5 million for the first six months of 1998, up $1.0 million from the prior year. The increase is primarily due to high repair and maintenance costs incurred by a domestic affiliate in early 1997 and favorable European results in the current year.

LOGISTICS AND WAREHOUSING




                                  Six Months Ended
(In Millions)                         June 30                    Change
                                  -----------------          -------------
                                  1998        1997
                                  -----       -----


           Gross Income           $129.6       $127.4         $2.2      2%

           Net (Loss) Income      $  (.8)      $   .1         $(.9)     n/m




GATX Logistics' gross income of $130 million increased 2% from the first six months of 1997. The revenue improvement was primarily attributable to new business as well as increasing revenues with certain customers.

Logistics reported a net loss of $.8 million compared to net income of $.1 million a year ago. The lower results include a $1.6 million after-tax receivable write-off associated with a large customer that abruptly ceased operations during the second quarter, somewhat offset by the benefit of the restructuring program implemented in the fourth quarter of 1997. Operating margins, excluding the impact of the receivable write-off, were in line with the prior year.

GREAT LAKES SHIPPING (AMERICAN STEAMSHIP COMPANY)




                                  Six Months Ended
(In Millions)                         June 30                    Change
                                  -----------------          -------------
                                    1998      1997
                                   -----     -----

       Gross Income               $ 31.2    $ 31.4           $(.2)     (1)%

       Net Income                 $  3.7    $  3.7           $-         -




American Steamship Company's (ASC) gross income for the first six months of 1998 was comparable to the prior year period, though last year included a $2 million pretax gain from a third-party vessel financing and remarketing transaction, that was partnered with GATX Capital. Excluding last year's nonrecurring gain, gross income increased 6%. Customer demand for ASC's primary cargoes (iron ore, coal, and limestone) remains strong and weather conditions on the Great Lakes have been favorable compared to the same period in 1997.

ASC's net income for the first six months of 1998 was $3.7 million, equal to the prior year period. Excluding last year's nonrecurring gain ($1.3 million after tax), net income increased 54%. Both tons carried and contribution margin per ton increased over last year's level.

                      COMPARISON OF SECOND QUARTER 1998 TO
                              SECOND QUARTER 1997

GENERAL

For the second quarter of 1998 net income was $31 million or $.61 per share, on a diluted basis, as compared to $30 million or $.61 per share for the second quarter of 1997.

GROSS INCOME





(In Millions)                           Three Months Ended
                                              June 30
                                       ---------------------
    Business Segment                      1998        1997         Change
                                         ------      ------    ---------------
Railcar Leasing and Management           $128.1      $ 118.7     $9.4       8%
Financial Services                        140.0        142.4     (2.4)     (2%)
Terminals and Pipelines                    71.4         75.7     (4.3)     (6%)
Logistics and Warehousing                  68.1         65.3      2.8       4%
Great Lakes Shipping                       29.3         30.5     (1.2)     (4%)






NET INCOME (LOSS)





(In Millions)                           Three Months Ended
                                              June 30
                                       ---------------------
    Business Segment                      1998        1997         Change
                                         ------      ------    ---------------

Railcar Leasing and Management           $20.1        $18.5      $1.6        9%
Financial Services                        13.5         13.1        .4        3%
Terminals and Pipelines                    4.3          2.5       1.8       72%
Logistics and Warehousing                 (1.2)          .5      (1.7)     n/m
Great Lakes Shipping                       3.0          3.3       (.3)      (9%)




Increases and decreases in gross income and net income (loss) between these quarters for all segments were principally due to the same reasons as discussed previously in relation to the six-month periods.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation (" the Company"), are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The Company had previously reported that the Louisiana Supreme Court had granted a writ vacating a September 21, 1997 judgment which awarded (i) compensatory damages against all nine defendants and in favor of twenty named plaintiffs and (ii) punitive damages against four defendants, including Terminals, and in favor of the class of approximately 8,000 claimants. The Supreme Court held that at least with respect to punitive damages, a judgment could not be entered until all liability issues relating to all 8,000 class members had been adjudicated.

Once the judgment was vacated, there was no procedural mechanism by which the trial court or an appellate court could review the jury's finding of liability for punitive and compensatory damages. Accordingly, the defendants filed a motion asking that the trial court enter a judgment only on liability, and without reference to the amount of damages. Such a judgment would permit the defendants to seek review of the compensatory and punitive liability findings, but not the amount of damages.

On June 18, 1998, the trial court entered a judgment (a) finding each of the defendants liable for compensatory damages to the members of the plaintiff class in the percentages specified in the jury verdict, including twenty percent as to GATC and ten percent as to Terminals, and (b) finding five of the defendants, including Terminals, liable for punitive damages. Both findings were without quantification of damages. The trial court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking entry of judgment notwithstanding the verdict in favor of defendants on the issue of punitive liability.

Pursuant to a motion filed on behalf of the plaintiffs, the trial court also ordered the commencement of trials of the claims of the other members of the class, and ordered the appointment of a statistician to assist the court in the selection of the next twenty plaintiffs, for the first of such trials. It is not clear from the court's order when such trials are to commence, the manner in which they are to proceed, or what issues are to be tried.

The Company believes that the compensatory damages awarded to the twenty plaintiffs are excessive, and intends to pursue post-judgment review of the awards, and, if necessary, appeals of any final judgment. The Company also believes that the punitive liability judgment against Terminals is unsupported by law and evidence. Accordingly, Terminals intends to pursue appeals of the punitive damages liability judgment if it survives post-judgement review. In addition, the Company believes that the punitive damages awards by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals will pursue post-judgment review in the trial court, and if necessary, will appeal that judgment as well.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will, on average, be substantially less than the damages awarded to the twenty plaintiffs whose cases have been tried.

The Company has previously reported the involvement in litigation of its wholly-owned subsidiary, GATX Capital Corporation ("Capital"), concerning the conversion by GATX/Airlog Company ("Airlog") of ten 747 aircraft from passenger to freighter configuration (the "Affected Aircraft"). Airlog is a California general partnership of which a subsidiary of Capital is a partner.

The litigation arises from the January 1996 issuance by the Federal Aviation Administration (the "FAA") of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") which had the effect of significantly reducing the amount of freight the Affected Aircraft were permitted to carry. As a result of this reduction, the Affected Aircraft became uneconomic to operate.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, Capital, and others with respect to three of the ten Affected Aircraft. These aircraft were modified by subcontractors of Airlog in 1991 and 1992 with GECC's knowledge and consent. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to the three aircraft owned by GECC. The complaint seeks unspecified damages (to be trebled under one count of the complaint), loss of rental income, cost of repair and loss of value of the aircraft, repair of the aircraft, punitive damages and costs of suit (including attorneys' fees).

On July 24, 1998 Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98 -
1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the Airworthiness Directive and legal fees and costs incurred by Airlog in defending the litigation described above.

Consistent with its ongoing product support, Airlog has developed a partial weight restoration solution that allows operators to utilize the Affected Aircraft subject only to limited constraints proscribed by the FAA. Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, Tower, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims is without merit, and that Capital and Airlog have adequate defenses thereto.

On May 13, 1997, the New Jersey Department of Environmental Protection (NJDEP) served Terminals with a Notice of Violation alleging that during 1994 and 1995 marine vapor recovery units produced emissions of carbon monoxide in excess of limits allowed by operating permits for those units. On May 20, 1998, Terminals met with the DEP to explain that a substantial number of the reported exceedances were not actual exceedances but false reports or exceedances made worse by a defect in the software designed to operate with the monitoring unit. The Company and NJDEP have entered into negotiations in an attempt to reach settlement on the fines proposed by the NJDEP with respect to the exceedances.

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

Item 5. Other Information

Pursuant to Section 11 of the Company's By-Laws as amended on July 24, 1998, no shareholder may propose to nominate persons for election to the Board or bring other business before shareholders at an annual meeting of the shareholders unless such shareholder provides notice addressed to the Secretary of the Company that is received at the Company's principal offices not more than 120 or less than 90 days prior to the first anniversary date of the immediately preceding annual meeting and must comply with the other requirements for such notice in said Section 11. If, however the annual meeting is called for a date not within 60 days of such anniversary date, the times such notice must be received are as set forth in said Section 11. A copy of Section 11 is in the amended and restated By-Laws of GATX filed with the SEC as Exhibit 3B to Item 7 of the Current Report on Form 8-K referenced in Item 6 (b) below. For the GATX Corporation 1999 Annual Meeting of Shareholders, such proposals must be received by the Company at 500 W. Monroe Street, Chicago, Illinois 60661 between December 24, 1998 and January 25, 1999 and such notice must otherwise be in compliance with the requirements therefor of said Section 11.

Item 6.  Exhibits and Reports on Form 8-K.
                                                                           Page

(a)   10   Management Incentive Plan dated January 1, 1998, File Number
           1-2328. Submitted to the SEC along with the electronic submission of this report on Form 10-Q.

      11A  Statement regarding computation of basic earnings per share.       18

      11B  Statement regarding computation of diluted earnings per share.     19

     27.1 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1998. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

     27.2 Restated Financial Data Schedules for the quarter ended March 31, 1998 to reflect the June 1, 1998, two-for-one stock split.

     27.3 Restated Financial Data Schedules for the year-to-date periods in 1997 ended March 31, June 30, September 30, and December 31, to reflect the June 1, 1998 two-for-one stock split.

     27.4 Restated Financial Data schedules for the year-to-date periods in 1996 ended March 31, June 30, September 30, and December 31, to reflect the June 1, 1998 two-for-one stock split.

(b) Form 8-K filed on July 30, 1998 reporting adoption on July 24, 1998 of a shareholder rights plan and an advance notice amendment to the Company's By-Laws.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GATX CORPORATION
                               (Registrant)




                               /s/David M. Edwards
                               -----------------------------------------------
                                  David M. Edwards
                               Senior Vice President and Chief Financial Officer (Duly Authorized Officer)







Date: August 14, 1998

                                                                     EXHIBIT 11A


                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

           COMPUTATION OF BASIC NET INCOME PER SHARE OF COMMON STOCK

                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS


                                                            THREE MONTHS      SIX MONTHS
                                                            ENDED JUNE 30    ENDED JUNE 30
                                                           --------------    -------------
                                                            1998     1997     1998    1997
                                                           -----    -----    -----   -----
Average number of shares of common stock outstanding ..     49.2     42.8     49.1    41.9


Net income ............................................    $30.8    $30.2    $68.2   $61.4

Deduct - Dividends paid and accrued on
   preferred stock ....................................        -      3.3        -     6.6
                                                           -----    -----    -----   -----

Net income, as adjusted ...............................    $30.8    $26.9    $68.2   $54.8
                                                           =====    =====    =====   =====

Basic net income per share ............................    $ .63    $ .63    $1.39   $1.31
                                                           =====    =====    =====   =====




Note: 1997 amounts have been restated to reflect Financial Accounting Standards Board Statement No. 128 (FAS 128), Earnings Per Share, which was required to be adopted on December 31, 1997.

                                                                     EXHIBIT 11B

                       GATX CORPORATION AND SUBSIDIARIES

                               ------------------

          COMPUTATION OF DILUTED NET INCOME PER SHARE OF COMMON STOCK

                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                                              THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30     ENDED JUNE 30
                                                             ---------------   ---------------
                                                              1998     1997     1998      1997
                                                             ------   ------   ------    -----
Average number of shares used to
    compute basic earnings per share ....................     49.2     42.8     49.1      41.9

Shares issuable upon assumed exercise of stock options,
    reduced by the number of shares which could
    have been purchased with the proceeds from
    exercise of such options ............................      1.3       .8      1.2        .7

Common stock issuable upon assumed
    conversion of preferred stock .......................       .1      6.0       .1       6.8
                                                             -----    -----    -----     -----

Total shares ............................................     50.6     49.6     50.4      49.4
                                                             =====    =====    =====     =====

Net income, as adjusted per basic computation ...........    $30.8    $26.9    $68.2     $54.8

Add - Dividends paid and accrued on preferred stock......        -      3.3        -       6.6
                                                             -----    -----    -----     -----

Net income, as adjusted .................................    $30.8    $30.2    $68.2     $61.4
                                                             =====    =====    =====     =====

Diluted net income per share ............................    $ .61    $ .61    $1.35     $1.24
                                                             =====    =====    =====     =====





Note: See discussion of FAS 128 on Exhibit 11A.