Form 10-Q/A
period 1998-08-21
GATX CORP
filed 1998-08-21
CIK 40211

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   Form 10-Q/A

       Amendment No. 1 to Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934






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










--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings, as amended

The 11th paragraph of the Legal Proceedings section of the GATX 10-Q filed on August 14, 1998, should be deleted and replaced by the following paragraph:

Consistent with its ongoing product support, Airlog has developed a partial weight restoration solution that allows operators to utilize the Affected Aircraft subject only to limited constraints prescribed by the FAA. Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, Tower, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims is without merit, and that Capital and Airlog have adequate defenses thereto.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATX CORPORATION
                                               (Registrant)




                                           /s/David M. Edwards
                                           -------------------
                                              David M. Edwards
                             Senior Vice President and Chief Financial Officer
                                         (Duly Authorized Officer)







Date: August 21, 1998