Form 10-Q
period 1998-09-30
GATX CORP
filed 1998-11-13
CIK 40211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                      Commission File Number
         September 30, 1998                                  1-2328



                                GATX Corporation


Incorporated in the                             IRS Employer Identification No.
State of New York                                            36-1124040

                             500 West Monroe Street
                            Chicago, IL 60661-3676
                                 (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

     Registrant had 49,260,565 shares of common stock outstanding as of October 31, 1998.



                         PART I - FINANCIAL INFORMATION

                        GATX CORPORATION AND SUBSIDIARIES
                                   __________

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                      In Millions, Except Per Share Amounts



                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                        ----------------------------------     ---------------------------------
                                                             1998               1997               1998               1997
                                                        ----------------    --------------     --------------    ---------------

Gross income.......................................          $459.5             $430.9            $1,306.0          $1,260.2

Costs and expenses
    Operating expenses.............................           219.7              212.2               612.7             613.9
    Interest.......................................            60.3               56.3               179.8             163.1
    Provision for depreciation and amortization....            65.4               62.8               192.8             185.2
    Provision for possible losses..................             3.4                3.5                11.2               9.6
    Selling, general and administrative............            61.7               63.9               177.5             173.6
                                                        ----------------    --------------     --------------    ---------------
                                                              410.5              398.7             1,174.0           1,145.4
                                                        ----------------    --------------     --------------    ---------------

Income before income taxes and equity
    in net earnings of affiliated companies........            49.0               32.2               132.0             114.8

Income taxes.......................................            20.8               13.0                57.3              47.5
                                                        ----------------    --------------     --------------    ---------------

Income before equity in net earnings of
    affiliated companies...........................            28.2               19.2                74.7              67.3

Equity in net earnings of affiliated companies.....             9.9                8.8                31.6              22.1
                                                        ----------------    --------------     --------------    ---------------

Net income.........................................         $  38.1            $  28.0           $   106.3         $    89.4
                                                        ================    ==============     ==============    ===============

Per common share data:
    Net income, basic..............................        $    .78           $    .57          $     2.16         $    1.88
    Net income, diluted............................        $    .76           $    .56          $     2.11         $    1.80
    Dividends declared.............................        $    .25           $    .23          $      .75         $     .69


Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31,1998.


                        GATX CORPORATION AND SUBSIDIARIES
                                      _____

                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


    ASSETS



                                                                    September 30                     December 31
                                                                        1998                             1997
                                                                 --------------------             -------------------
                                                                     (Unaudited)

     Cash and cash equivalents..............................        $     64.9                      $     77.8

     Receivables
         Trade accounts.....................................             157.8                           161.9
         Finance leases.....................................             669.6                           877.0
         Secured loans......................................             257.1                           180.3
         Less - Allowance for possible losses...............            (129.4)                         (128.5)
                                                                 --------------------             -------------------
                                                                         955.1                         1,090.7

     Operating lease assets and facilities
         Railcars and support facilities....................           2,508.3                         2,501.7
         Tank storage terminals and pipelines...............           1,154.5                         1,128.9
         Great Lakes vessels................................             202.6                           199.4
         Operating lease investments and other..............             692.0                           704.4
                                                                 --------------------             -------------------
                                                                       4,557.4                         4,534.4

         Less - Allowance for depreciation..................          (1,908.4)                       (1,823.9)
                                                                 --------------------             -------------------
                                                                       2,649.0                         2,710.5

     Investments in affiliated companies....................             718.3                           707.4

     Other assets...........................................             397.9                           361.4
                                                                 --------------------             -------------------







     TOTAL ASSETS...........................................          $4,785.2                        $4,947.8
                                                                 ====================             ===================











    LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY



                                                                    September 30                     December 31
                                                                        1998                             1997
                                                                 --------------------             -------------------
                                                                     (Unaudited)

     Accounts payable.......................................       $     322.7                      $    354.7

     Accrued expenses.......................................              97.3                            58.0

     Debt
         Short-term debt....................................             230.7                           392.5
         Recourse long-term debt............................           2,186.0                         2,277.5
         Nonrecourse long-term debt.........................             369.9                           329.8
         Capital lease obligations..........................             203.0                           212.1
                                                                 --------------------             -------------------
                                                                       2,989.6                         3,211.9

     Deferred income taxes..................................             317.2                           297.6

     Other deferred items...................................             343.7                           370.2
                                                                 --------------------             -------------------

            Total liabilities and deferred items............           4,070.5                         4,292.4

     Shareholders' equity
         Preferred Stock....................................               -                               -
         Common Stock.......................................              17.1                            17.0
         Additional capital.................................             346.2                           339.7
         Reinvested earnings................................             432.8                           363.4
         Accumulated other comprehensive income.............             (34.6)                          (17.9)
                                                                 --------------------             -------------------
                                                                         761.5                           702.2
         Less - Cost of common shares in treasury...........             (46.8)                          (46.8)
                                                                 --------------------             -------------------

             Total shareholders' equity.....................             714.7                           655.4
                                                                 --------------------             -------------------

     TOTAL LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS'
         EQUITY                                                       $4,785.2                        $4,947.8
                                                                 ====================             ===================




                        GATX CORPORATION AND SUBSIDIARIES
                                     ______

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   In Millions


                                                                                          Accumulated
                                                                                             Other
                                Preferred     Common      Additional     Reinvested      Comprehensive      Treasury
                                  Stock        Stock        Capital       Earnings         Income (a)         Stock       Total

Beginning balance 7/1/98         $   -         $17.1         $344.8         $407.0         $  (28.1)         $ (46.8)     $694.0

Comprehensive income:
  Net income                                                                  38.1                                          38.1
  Other comprehensive
     income
       Foreign currency
        translation adjustment                                                                  (6.6)                       (6.6)
       Unrealized gain on
        securities, net (b)                                                                       .1                          .1
                                                                                                                        ----------

Comprehensive income                                                                                                        31.6
                                                                                                                        ----------

Common stock issued                                             1.4                                                          1.4

Dividends declared                                                           (12.3)                                        (12.3)

                               ------------ ------------ -------------- -------------- ------------------- ------------ ----------
Ending balance 9/30/98           $   -         $17.1         $346.2         $432.8         $  (34.6)         $ (46.8)     $714.7
                               ============ ============ ============== ============== =================== ============ ==========


(a) The beginning balance of accumulated other comprehensive income at July 1, 1998 included a cumulative foreign currency translation adjustment of $(32.1) million and unrealized gains on securities of $4.0 million.

(b)      Unrealized gain on securities             $ .2
         Less:  Reclassification adjustments
                for gains realized included
                in net income                       (.1)
                                                    ---
         Net unrealized gain on securities         $ .1
                                                   ====

                        GATX CORPORATION AND SUBSIDIARIES
                                     ______

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   In Millions




                                                                                          Accumulated
                                                                                             Other
                                Preferred     Common      Additional     Reinvested      Comprehensive      Treasury
                                  Stock        Stock        Capital       Earnings         Income (a)         Stock       Total

Beginning balance 7/1/97        $    -         $16.9         $332.5         $498.3           $  5.9          $ (46.8)     $806.8

Comprehensive income:
  Net income                                                                  28.0                                          28.0
  Other comprehensive
     income
       Foreign currency
        translation adjustment                                                                  (1.6)                       (1.6)
       Unrealized gain on
        securities, net (b)                                                                       .9                          .9
                                                                                                                        ----------

Comprehensive income                                                                                                        27.3
                                                                                                                        ----------

Common stock issued                               .1            4.7                                                          4.8

Dividends declared                                                           (11.3)                                        (11.3)

                               ------------ ------------ -------------- -------------- ------------------- ------------ ----------
Ending balance 9/30/97          $    -         $17.0         $337.2         $515.0           $  5.2          $ (46.8)     $827.6
                               ============ ============ ============== ============== =================== ============ ==========


(a) The beginning balance of accumulated other comprehensive income at July 1, 1997 included a cumulative foreign currency translation adjustment of $.7 million and unrealized gains on securities of $5.2 million.

(b) Unrealized gain on securities             $1.4
    Less:  Reclassification adjustments
           for gains realized included
           in net income                       (.5)
                                               ---
    Net unrealized gain on securities        $  .9
                                             =====


                        GATX CORPORATION AND SUBSIDIARIES
                                     ______

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   In Millions


                                                                                          Accumulated
                                                                                             Other
                                Preferred     Common      Additional     Reinvested      Comprehensive      Treasury
                                  Stock        Stock        Capital       Earnings         Income (a)         Stock       Total

Beginning balance 1/1/98        $    -         $17.0         $339.7         $363.4         $  (17.9)         $ (46.8)     $655.4

Comprehensive income:
  Net income                                                                 106.3                                         106.3
  Other comprehensive
     income
       Foreign currency
        translation adjustment                                                                 (16.2)                       (16.2)
       Unrealized loss on
        securities, net (b)                                                                      (.5)                         (.5)
                                                                                                                        ----------

Comprehensive income                                                                                                        89.6
                                                                                                                        ----------

Common stock issued                              0.1            6.5                                                          6.6

Dividends declared                                                           (36.9)                                        (36.9)

                               ------------ ------------ -------------- -------------- ------------------- ------------ ----------
Ending balance 9/30/98          $    -         $17.1         $346.2         $432.8         $  (34.6)         $ (46.8)     $714.7
                               ============ ============ ============== ============== =================== ============ ==========


(a) The beginning balance of accumulated other comprehensive income at January 1, 1998 included a cumulative foreign currency translation adjustment of $(22.5) million and unrealized gains on securities of $4.6 million.

(b)  Unrealized loss on securities             $(.2)
     Less:  Reclassification adjustments
            for gains realized included
            in net income                       (.3)
                                                ---
     Net unrealized loss on securities        $ (.5)
                                              =====




                        GATX CORPORATION AND SUBSIDIARIES
                                     ______

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   In Millions


                                                                                          Accumulated
                                                                                             Other
                                Preferred     Common      Additional     Reinvested      Comprehensive      Treasury
                                  Stock        Stock        Capital       Earnings         Income (a)         Stock       Total

Beginning balance 1/1/97          $  3.4       $14.4         $329.0         $463.7           $ 11.4          $ (47.0)     $774.9

Comprehensive income:
  Net income                                                                  89.4                                          89.4
  Other comprehensive
     income
       Foreign currency
        translation adjustments                                                                (6.7)                        (6.7)
       Unrealized gain on
        securities, net (b)                                                                      .5                           .5
                                                                                                                        ----------

Comprehensive income                                                                                                        83.2
                                                                                                                        ----------

Common Stock issued                               .2           10.6                                               .2        11.0

Conversion of preferred stock       (3.4)        2.4           (2.4)                                                        (3.4)

Dividends declared                                                           (38.1)                                        (38.1)

                               ------------ ------------ -------------- -------------- ------------------- ------------ ----------
Ending balance 9/30/97           $   -         $17.0         $337.2         $515.0           $  5.2          $ (46.8)     $827.6
                               ============ ============ ============== ============== =================== ============ ==========


(a) The beginning balance of accumulated other comprehensive income at January 1, 1997 included a cumulative foreign currency translation adjustment of $5.8 million and unrealized gains on securities of $5.6 million.

(b)  Unrealized gain on securities             $1.2
     Less:  Reclassification adjustments
            for gains realized included
            in net income                       (.7)
                                                ---
     Net unrealized gain on securities        $  .5
                                              =====


                        GATX CORPORATION AND SUBSIDIARIES
                                    _________

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                              -----------------------------        ----------------------------
                                                                  1998            1997                1998            1997
                                                              -------------    ------------        -----------    -------------

OPERATING ACTIVITIES
Net income                                                       $ 38.1           $ 28.0              $106.3          $ 89.4
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Realized gain on remarketing of leased equipment             (27.2)           (24.2)              (55.7)          (64.7)
     Provision for depreciation and amortization                   65.4             62.8               192.8           185.2
     Provision for possible losses                                  3.4              3.5                11.2             9.6
     Deferred income taxes                                         10.1             (3.9)               25.5            (0.8)
Net change in trade receivables, inventories, accounts
  payable and accrued expenses                                     30.9             11.4                (7.5)           26.3
Other                                                             (26.4)            (2.6)              (60.0)          (47.7)
                                                              -------------    ------------        -----------    -------------
  Net cash provided by operating activities                        94.3             75.0               212.6           197.3

INVESTING ACTIVITIES
Additions to operating lease assets and facilities               (110.2)           (90.9)             (343.3)         (268.0)
Portfolio lease investments, net of nonrecourse
  financing                                                      (120.8)          (282.6)             (256.8)         (438.8)
Secured loans extended                                            (28.8)           (13.7)             (134.8)          (28.6)
Investments in affiliated companies                               (17.4)            (7.2)              (71.6)          (79.3)
Progress payments and other                                       (10.9)           (10.6)              (24.4)          (35.0)
                                                              -------------    ------------        -----------    -------------
  Capital additions and portfolio investments                    (288.1)          (405.0)             (830.9)         (849.7)
Portfolio proceeds:
  From remarketing of leased equipment                             33.3             73.0               144.4           201.9
  From return of investment                                       292.7             58.3               483.3           184.7
                                                              -------------    ------------        -----------    -------------
     Total portfolio proceeds                                     326.0            131.3               627.7           386.6
Proceeds from other asset dispositions                            215.6            171.0               231.3           174.5
                                                              -------------    ------------        -----------    -------------
  Net cash provided by (used in ) investing activities            253.5           (102.7)               28.1          (288.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           78.8             46.4               188.6           130.1
Repayment of long-term debt                                       (75.6)           (52.0)             (258.9)         (311.5)
Net (decrease) increase in short-term debt                       (405.6)            83.1              (138.9)          343.0
Repayment of capital lease obligations                             (5.8)            (4.4)              (14.1)          (13.8)
Issuance of Common Stock and other                                  1.5              5.0                 6.6             7.8
Cash dividends                                                    (12.3)           (11.3)              (36.9)          (38.1)
                                                              -------------    ------------        -----------    -------------
  Net cash (used in) provided by financing activities            (419.0)            66.8              (253.6)          117.5
                                                              -------------    ------------        -----------    -------------

NET (DECREASE) INCREASE IN  CASH AND
  CASH EQUIVALENTS                                               $(71.2)          $ 39.1             $ (12.9)        $  26.2
                                                              =============    ============        ===========    =============

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

      COMPARISON OF FIRST NINE MONTHS OF 1998 TO FIRST NINE MONTHS OF 1997


GENERAL

GATX Corporation's (the "Company") net income for the first nine months of 1998 was a record $106.3 million, a 19% increase from the $89.4 million for the same period in 1997. Earnings per share on a diluted basis increased to $2.11 from $1.80 for the 1997 period. Asset remarketing income at Financial Services ("GATX Capital") of $76 million (pretax) for the first three quarters of 1998 is not anticipated to continue at this historically high level during the fourth quarter as these gains do not fall evenly from period to period.

Gross income of $1,306 million increased $46 million from the first nine months of 1997, with Railcar Leasing and Management ("Transportation") accounting for $28 million of the increase and GATX Capital reporting a $13 million improvement. Transportation's active fleet grew to 81,000 railcars at September 30, 1998, compared to 75,200 active railcars a year ago. GATX Capital's larger asset portfolio yielded higher lease and interest income, offset in part by lower technology equipment sales.

Year-to-date equity in net earnings of affiliates was $32 million, a $10 million increase over last year, with the majority of the increase due to the contribution from the Pitney Bowes as well as various air and European rail joint ventures. Both GATX Capital's Pitney Bowes venture and Transportation's European rail joint venture were established in the fourth quarter of 1997.

Net cash provided by operating activities of $213 million for the first three quarters of 1998 increased $16 million from the comparable year-ago period. Portfolio proceeds of $628 million, a $241 million increase, include GATX Capital's sale of assets, loan principal, and lease rents received, and distributions from joint ventures.

Capital additions and portfolio investments of $831 million decreased
$19 million from the $850 million invested for the first nine months of 1997. GATX Capital's portfolio investments decreased $95 million as 1997's volume included a partial funding of the Pitney Bowes portfolio acquisition, while Transportation's capital spending increased $81 million primarily for fleet additions. Changes at Terminals and Pipelines, Logistics and Warehousing, and Great Lakes Shipping ("American Steamship Company") were not significant.

Full year capital spending and portfolio investments are anticipated to approximate $1.2 billion, similar to last year's level. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Capital additions and portfolio investments will be funded by internally generated cash flow and GATX's external recourse and nonrecourse financing sources.

At September 30, 1998, GATX through its subsidiaries, had unused committed lines of credit of $628 million and C$58 million. Neither General American Transportation Corporation ("GATC") nor GATX Capital issued any recourse long-term debt during the first nine months; financing needs were met by cash flow from operations, short-term debt, and sale-leaseback proceeds. GATC has a $650 million shelf registration, under which $100 million of notes and $107 million of pass-through certificates have previously been issued. GATX Capital has a $532 million shelf registration, under which $350 million of medium-term notes have previously been issued.

In September 1998, GATC completed a sale-leaseback of $208 million of railcars. The lease obligations for this transaction are nonrecourse in nature in that they rely on the underlying cash flows of the railcars.

Year 2000 Readiness Disclosure

GATX continues to address what is commonly referred to as the Year 2000 problem. GATX has completed an assessment of its critical information systems and is modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

GATX also is reviewing its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is being undertaken where indicated.

GATX is inquiring of both customers and vendors where the Company's information systems interface directly with third parties to ensure that the interfaces and the third party systems are or will be Year 2000 compliant. Where considered appropriate, the Company is working directly with such third parties to test or remediate such systems. The Company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, GATX has been inquiring of key vendors in an effort to establish the ability of the provider to deliver product or services on a timely basis in the year 2000.

GATX believes it has an effective program in place to resolve the Year 2000 is-sue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, GATX believes that the Year 2000 issue should not pose significant operational problems. The total Year 2000 project cost is estimated to be im-material to GATX's results of operations.

Other Matters

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. GATX, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt the new Statement effective January 1, 2000. The Statement will require GATX to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATX is reviewing the potential effect of Statement 133 on the earnings and financial position.

As previously noted, GATX reported record results for the third quarter and year-to-date 1998. Many economists believe that the U.S. economy is entering a recessionary environment, but GATX's quarterly results reported herein have not been impacted to any significant extent. However, should a recession develop, GATX's prospective results would not be immune from the effects thereof if there were significant changes in demand for its services or assets provided.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and un-certainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the petroleum, chemical, rail, air, and tech-nology industries.


RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

----------------------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
                                                 1998                 1997                          Change
                                              -----------          ------------         -------------------------------

Gross Income                                     $383.2                $355.2           $28.0                      8%

Net Income                                       $ 59.9                $ 55.3           $ 4.6                      8%

----------------------------------------------------------------------------------------------------------------------

Transportation's gross income for the first nine months of 1998 increased 8% from the comparable prior year reflecting new car additions and fleet acquisitions. Approximately 81,000 tank and freight cars were on lease throughout North America at September 30, 1998, compared to 75,200 railcars a year ago. With a total North American fleet of 84,600 railcars, utilization ended the period at 96%, up slightly from 95% a year ago.

Net income increased 8% from the first nine months of 1997 primarily due to the same reasons that revenues increased as well as equity earnings from a European rail joint venture established in the fourth quarter of 1997. Net income approximated 16% of gross income, a slight improvement over the prior year. While all major cost areas rose, as a percentage of revenue asset ownership (depreciation, interest, and lease expenses) and fleet repair costs were generally consistent with the prior year while selling, general and administrative expenses were slightly higher.



FINANCIAL SERVICES (GATX CAPITAL)

----------------------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
                                                 1998                 1997                          Change
                                              -----------          ------------         -------------------------------

Gross Income                                     $442.6                $429.5           $13.1                       3%

Net Income                                       $ 52.8                $ 47.7           $ 5.1                      11%

----------------------------------------------------------------------------------------------------------------------

Gross income at GATX Capital of $443 million increased $13 million from the first nine months of 1997. Based on a larger asset portfolio, lease and interest income increased $26 million, offset in part by a $15 million decrease in technology equipment sales. While equipment sales were lower, margins (sales net of related cost of sales) were modestly higher. Pretax asset remarketing gains were $76 million compared to $77 million for the first three quarters of 1997. Asset remarketing income does not occur evenly from period to period, and it is expected that it will not continue at the same pace for the fourth quarter of 1998.

Net income for the first nine months was a record $53 million, a $5 million in-crease over the comparable 1997 period. The loss reserve at September 30, 1998 was almost $123 million, comparable with December 31, 1997.



TERMINALS AND PIPELINES

----------------------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
                                                 1998                 1997                          Change
                                              -----------          ------------         -------------------------------

Gross Income                                     $215.4                $219.4             $  (4.0)               (2)%

Net Income                                       $ 13.8                $  3.4             $  10.4                306%

----------------------------------------------------------------------------------------------------------------------

Terminals' gross income for the first nine months of 1998 was 2% lower than the prior year primarily due to nonrecurring 1997 revenue from facilities that were designated for sale or closure as part of last year's restructuring. On a com-parable facility basis, revenues from ongoing operations increased by 5% as the improved market for petroleum storage provided an opportunity for favorable pri-cing on new contracts as well as on contract renewals. Throughput of petroleum and chemical products, adjusted to reflect those facilities that are considered ongoing, was approximately 430 million barrels for the first nine months of 1998, up approximately 3% from last year. Capacity utilization on the same ba-sis as throughput was 93% at September 30, 1998, in line with a year ago.

Terminals' net income for the first nine months of 1998 was $14 million. The increase of $10 million from last year was due to improved market conditions, the impact of the restructuring program implemented during 1997, and non-recur-ring operating contribution from those facilities designated for sale or closure. Equity earnings were $9 million for the first nine months of 1998, comparable with the prior year.


LOGISTICS AND WAREHOUSING

----------------------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
                                                 1998                 1997                          Change
                                              -----------          ------------         -------------------------------

Gross Income                                     $199.8                $192.1           $ 7.7                   4%

Net (Loss) Income                                $  (.2)               $   .6           $ (.8)              (133)%

----------------------------------------------------------------------------------------------------------------------

GATX Logistics' gross income of $200 million increased 4% from the first nine months of 1997. The revenue improvement was primarily attributable to new business as well as increasing revenues with certain customers.

Logistics reported a net loss of $(.2) million compared to net income of $.6 million a year ago. The lower results include a $1.6 million after-tax receivable write-off associated with a large customer that ceased operations during the second quarter and decreased activity with certain customers. This was somewhat offset by new business and the benefit of the restructuring program implemented in the fourth quarter of 1997.


GREAT LAKES SHIPPING (AMERICAN STEAMSHIP COMPANY)

----------------------------------------------------------------------------------------------------------------------

                                                     Nine Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
                                                 1998                 1997                          Change
                                              -----------          ------------         -------------------------------

Gross Income                                      $61.1                 $62.0           $(.9)                    (1)%

Net Income                                        $ 6.8                 $ 7.0           $(.2)                    (3)%

----------------------------------------------------------------------------------------------------------------------

American Steamship Company's (ASC) gross income for the first nine months of 1998 decreased slightly from prior year, though last year included a $2 million pretax gain from a third party vessel financing and the remarketing transaction that was partnered with GATX Capital. Excluding last year's nonrecurring gain, gross income increased 2%. Although year-to-date customer demand for ASC's primary cargoes (iron ore, coal and limestone) remained stable, the third quarter reflected the impact of the General Motors strike and decreased steel production resulting from low cost imports, a condition that may continue into next year.

ASC's net income for the first nine months of 1998 was $6.8 million compared to net income of $7.0 million a year ago. Excluding last year's remarketing gain ($1.3 million after tax), net income from vessel operations increased 20% from the prior year as contribution margin per ton carried improved and favorable weather conditions earlier in the year enabled an efficient start of the navigation season.

                       COMPARISON OF THIRD QUARTER 1998 TO
                               THIRD QUARTER 1997


GENERAL

For the third quarter of 1998, net income was $38.1 million or $.76 per share compared to $28.0 million or $.56 per share for the third quarter of 1997.

GROSS INCOME

----------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
            Business Segment                     1998                 1997                          Change
-----------------------------------------     -----------          ------------         -------------------------------

Railcar Leasing and Management                   $129.4                $120.3             $  9.1                   8%
Financial Services                                154.7                 142.7               12.0                   8
Terminals and Pipelines                            74.0                  73.2                 .8                   1
Logistics and Warehousing                          70.2                  64.7                5.5                   9
Great Lakes Shipping                               29.9                  30.6                (.7)                 (2)


----------------------------------------------------------------------------------------------------------------------


NET INCOME

----------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended
(In Millions)                                           September 30
                                              ---------------------------------
            Business Segment                     1998                 1997                          Change
-----------------------------------------     -----------          ------------         -------------------------------

Railcar Leasing and Management                    $20.4                 $18.8             $  1.6                  9%
Financial Services                                 17.7                  11.7                6.0                 51
Terminals and Pipelines                             5.2                   2.3                2.9                126
Logistics and Warehousing                           0.6                   0.5                 .1                 20
Great Lakes Shipping                                3.1                   3.3                (.2)                (6)

----------------------------------------------------------------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for all segments, except Logistics and Warehousing, were principally due to the same reasons as discussed previously in relation to the nine-month periods. The three month period for Logistics and Warehousing did not include the effects of the $1.6 million after-tax write-off in the second quarter.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

General American Transportation Company ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation ("the Company"), are two of nine defendants in the matter of In re New Orleans Train Car leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary, Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (the "Trial Court"). A trial of the claims of twenty of the plaintiffs resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. Subsequently, the Louisiana Supreme Court granted an application for a writ filed by one of the defendants, CSX Transportation, Inc. ("CSX"), and on October 31, 1997, rendered an opinion that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated. Having vacated the entire judgment in the process, the Louisiana Supreme Court thus effectively precluded the defendants from seeking immediate post-trial review of the finding of liability for punitive and compensatory damages. Accordingly, the defendants filed a motion asking that the Trial Court enter a judgment only on liability, and without reference to the amount of damages, thereby permitting the defendants to seek review of the compensatory and punitive liability findings but not the amount of damages.

In response to the defendants' motion, on June 18, 1998, the Trial Court entered a judgment (a) finding each of the defendants responsible for compensatory damages to the members of the plaintiff class in the specified percentages in the jury verdict, including twenty percent as to GATC and ten percent to Terminals, but without specifying the quantum of damages; and (b) finding five of the defendants, including Terminals, liable for punitive damages in favor of the plaintiff class. The Trial Court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking to overturn the finding of punitive liability for lack of sufficient evidence. The motions were argued and taken under advisement. The Trial Court has not yet released any ruling. Once that ruling is released, GATC and Terminals will evaluate the need for appeal. The defendants also moved the Trial Court to enter judgment on the compensatory damages awarded by the jury to the twenty selected plaintiffs. By oral ruling on July 17, 1998, the trial court denied the defendants' motion. The defendants filed a writ application with the Fourth Circuit Court of Appeals (the "Fourth Circuit") on August 17, 1998 requesting that the Fourth Circuit order the Trial Court to enter judgment on the twenty compensatory damage verdicts. The writ application was denied without comment on October 16, 1998. The defendants have filed a writ of application with the Louisiana Supreme Court requesting the court to clarify that its grant of CSX's writ application to vacate the punitive damages judgments was not intended to preclude the entry of judgment on the compensatory damages verdict.

Pursuant to a motion filed on behalf of the plaintiffs, the Trial Court also ordered the commencement of trials of the claims of other members of the class. The Defendants filed a writ application with the Fourth Circuit arguing that additional trials should not start until exhaustion of appeals from the judgment entered by the Trial Court. That writ was denied; a similar writ application has been filed with the Louisiana Supreme Court.

During a hearing conducted on September 17, 1998 the Trial Court reaffirmed its intention to commence additional trials and directed that the plaintiffs and defendants provide written submissions as to a new case management order which will control the next trial or series of trials. The Trial Court will initially address the number of plaintiffs who will appear at each trial and the means of their selection. At this time it has not been determined when trials will commence, which parties will be involved, or whether the trial will involve issues of fault or only issues of causation and damages.

The Company believes that the compensatory damages awarded to the twenty plaintiffs are excessive, and intends to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. The Company also believes that the punitive liability judgment is unsupported by law and evidence. Accordingly, Terminals intends to pursue vigorous appeals of the punitive damages liability judgment if it survives post-judgment review. In addition, the Company further believes that the punitive damages awards rendered by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals intends to pursue post-judgment review in the Trial Court, and if necessary, vigorous appeal of that judgment as well.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will, on average, be substantially less than the damages awarded to the twenty plaintiffs whose claims have been tried.

GATX and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability are not likely to be material to GATX's consolidated financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K                         Page

(a)  11A   Statement regarding computation of
           basic earnings per share.                               18

     11B   Statement regarding computation of
           diluted earnings per share.                             19

     27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1998.
           Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) Form 8-K filed on July 30, 1998 reporting adoption on July 24, 1998 of a shareholder rights plan and an advance notice amendment to the Company's By-Laws.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GATX CORPORATION
                                  (Registrant)



                              /s/ David M. Edwards
         --------------------------------------------------------------
                                David M. Edwards
                Senior Vice President and Chief Financial Officer
                            (Duly Authorized Officer)




Date:  November 13, 1998

                                                                                                          Exhibit 11A

                                                                    Exhibit 11A
                        GATX CORPORATION AND SUBSIDIARIES
                                     ______

            COMPUTATION OF BASIC NET INCOME PER SHARE OF COMMON STOCK

                      In Millions, Except Per Share Amounts



                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30                          September 30
                                                               --------------------------          -----------------------------
                                                                 1998            1997                 1998              1997
                                                               ----------      ----------          -----------        ----------

Average number of shares of common stock
    outstanding...........................................         49.2            48.8                 49.1              43.9

Net income................................................        $38.1           $28.0               $106.3             $89.4

Deduct - Dividends paid and accrued on
    preferred stock.......................................          -               -                    -                 6.6
                                                               ----------      ----------          -----------        ----------

Net income, as adjusted...................................        $38.1           $28.0               $106.3             $82.8
                                                               ==========      ==========          ===========        ==========

Basic net income per share................................     $    .78        $    .57             $   2.16            $  1.88
                                                               ==========      ==========          ===========        ==========





Note: Amounts for 1997 have been restated to reflect Financial Accounting Standards Board Statement No.128 (FAS 128), Earnings Per Share, which was required to be adopted on December 31, 1997, and the 2-for-1 stock split effected in June 1998.


                                                                                                           Exhibit 11B
                                                                   Exhibit 11B

                        GATX CORPORATION AND SUBSIDIARIES
                                    _________

           COMPUTATION OF DILUTED NET INCOME PER SHARE OF COMMON STOCK

                      In Millions, Except Per Share Amounts




                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                        ----------------------------------     ---------------------------------
                                                             1998               1997               1998               1997
                                                        ----------------    --------------     --------------    ---------------

Average number of shares used to compute
    basic earnings per share.......................            49.2               48.8                49.1              43.9

Shares issuable upon assumed exercise of stock
    options reduced by the number of shares
    which could have been purchased with the
    proceeds from the exercise of the stock options
                                                                1.2                1.0                 1.2                .8

Common Stock issuable upon assumed
    conversion of Preferred Stock..................              .1                 .1                  .1               4.8
                                                        ----------------    --------------     --------------    ---------------

Total shares.......................................            50.5               49.9                50.4              49.5
                                                        ================    ==============     ==============    ===============

Net income, as adjusted per basic
    computation....................................           $38.1              $28.0              $106.3             $82.8

Add - Dividends paid and accrued on
    Preferred Stock................................             -                  -                   -                 6.6
                                                        ----------------    --------------     --------------    ---------------

Net income, as adjusted............................           $38.1              $28.0              $106.3             $89.4
                                                        ================    ==============     ==============    ===============

Diluted net income per share.......................          $ .76              $  .56             $  2.11             $1.80
                                                        ================    ==============     ==============    ===============


Note:  See discussion of FAS 128 and stock split on Exhibit 11A.

 EXHIBITS FILED WITH DOCUMENT

     11A   Statement regarding computation of
           basic earnings per share.

     11B   Statement regarding computation of
           diluted earnings per share.

     27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1998.
           Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.