Form 10-K405
period 1998-12-31
GATX CORP
filed 1999-03-19
CIK 40211

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-2328

                                GATX Corporation

Incorporated in the                                             IRS Employer Identification Number
State of New York                                                   36-1124040
                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange on
           Title of each class or series                             which registered
----------------------------------------------------            ----------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         As of March 15, 1999, 49,433,536 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 15, 1999 closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $1,733.3 million.

                       Documents Incorporated by Reference

         Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 17, 1999 are incorporated by reference into
Part III.

PART I

Item 1.  Business
-----------------

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and specialized freight cars; provide equipment and capital asset financing and related services; own and operate tank storage terminals, pipelines and related facilities; engage in Great Lakes shipping; and provide distribution and logistics support services and warehousing facilities. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998 on pages 29 through 33, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments
-----------------

                         Railcar Leasing and Management
                         ------------------------------

General American Transportation Corporation ("General American"), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1998, its North American fleet consisted of approximately 85,700 railcars, comprised of 66,000 tank cars and 19,700 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to 74,900 railcars in the United States, General American has 9,400 railcars in its Canadian fleet and 1,400 railcars in its Mexican fleet. The utilization rate of General American's North American railcar fleet as of December 31, 1998 was approximately 95%. General American's railcars have a depreciable life of 20 to 33 years and an average age of approximately 15 years.

In addition to the North American fleet, General American's investments in affiliates result in ownership interests in two European fleets. General American owns a 40% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and a 12.5% interest in AAE Cargo, headquartered in Switzerland.

General American's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1998, approximately 52% of railcar leasing revenue was attributable to shipments of chemical products, 28% to food and other products, and 20% to petroleum products. General American leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

General American typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. General American purchases most of its new railcars from Trinity Industries, Inc. ("Trinity"), a Dallas-based metal products manufacturer. Under its full service leases, General American maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Internet website, General American provides customers with timely analysis, performance statistics, and mechanical record information to enhance and maximize the utilization of their leased railcars. General American also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican facility. To supplement the eight major service centers, General American utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

The full-service railcar leasing industry is comprised of General American, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. As of the end of 1998, General American had 24% of the 251,000 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.

                               Financial Services
                               ------------------

GATX Capital Corporation ("Capital"), headquartered in San Francisco, California, provides asset-based financing, structures transactions for investment by other lessors, and manages lease portfolios for third parties. Asset-based financing is provided primarily to the aircraft, rail, technology, and marine industries. These financings, which are held within Capital's own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value. For its transaction structuring and portfolio management services, Capital receives fees at the time the transaction is completed, an asset is remarketed, and/or on an ongoing basis. The company also sells technology equipment and provides technical services on the equipment it sells.

Capital competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, and financing arms of equipment manufacturers. In addition to its San Francisco home office, Capital has 4 domestic and 11 foreign offices.

                             Terminals and Pipelines
                             -----------------------

GATX Terminals Corporation ("Terminals") is engaged in the storage, handling and transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. Terminals' facilities, which are located near major transportation points, are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 15 terminal sites throughout the United States, and also has interests in European, Asian, and Mexican facilities. In addition to storage facilities, Terminals owns or holds interests in four refined product pipeline systems.

For 1998, 53% of Terminals' revenue was derived from petroleum storage, 24% from chemical storage, and 23% from pipelines. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 500 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 7% of Terminals' gross income.

Terminals, along with two Dutch companies, Pakhoed N.V. and Van Ommeren N.V., are the three major international public terminaling companies. Pakhoed carries out its operations under the name Paktank. The domestic public terminaling industry consists of Terminals, Paktank Corporation, International Matex Tank Terminals (a joint venture in which Van Ommeren participates), and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products.

                            Logistics and Warehousing
                            -------------------------

GATX Logistics, Inc. ("Logistics") is one of the largest third-party providers of distribution and logistics support services and warehousing facilities in the United States. Headquartered in Jacksonville, Florida, Logistics operates approximately 100 facilities throughout North America, totaling 23 million square feet of warehousing space. Examples of services provided are integrated logistics solutions, just-in-time delivery systems, packaging, sub-assembly, freight management, and returns management.

Logistics serves over 360 major customers, many of which are Fortune 1000 manufacturers and retailers. Logistics competes primarily with in-house or private operations and with other national operators such as

Ryder Integrated Logistics and Excel Logistics, multi-regional and local operators, and major trucking companies.

Industries from which Logistics' derives 10% or more of its revenue include automotive/industrial (34%), food and grocery (18%), consumer products (16%), and electronics and computers (11%). No single customer accounts for more than 10% of Logistics' revenue.

                              Great Lakes Shipping
                              --------------------

American Steamship Company ("ASC"), with the largest carrying capacity of the domestic Great Lakes vessel fleets, provides modern and efficient waterborne transportation of dry bulk materials to the integrated steel, electric utility and construction industries. ASC's eleven self-unloading vessels range in size from 635 feet to 1,000 feet.

ASC, headquartered in Williamsville, New York, primarily transports iron ore, coal, and limestone aggregate. ASC's gross income source by industry served during 1998 was 50% steel, 24% construction, 17% power generation, and 9% other. ASC's largest customer accounts for 25% of gross income.

ASC competes with three other U.S. flag Great Lakes commercial fleets, which are USS Great Lakes Fleet, Inc., Oglebay Norton Company, and Interlake Steamship, and with steel companies which operate captive fleets.

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

Customer Base
-------------

GATX as a whole is not dependent upon a single customer or a few customers. The loss of a key customer, however, could have a material adverse effect on the results of the Logistics and Warehousing or Great Lakes shipping segments.

Employees
---------

GATX and its subsidiaries have approximately 6,000 active employees, of whom 19% are hourly employees covered by union contracts.

Environmental Matters
---------------------

Certain operations of GATX's subsidiaries (collectively "GATX") present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATX is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GATX, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATX's foreign operations are subject to environmental laws in effect in each respective jurisdiction.

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency ("EPA") that it is a potentially responsible party (PRP) for study and clean-up costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under these Acts and comparable state laws, GATX may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. GATX has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GATX is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in clean-up or restoration efforts by others, GATX's total clean-up costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

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

GATX's environmental reserve at the end of 1998 was $74 million and reflects GATX's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $14 million in 1998 and $11 million in 1997. Expenditures charged to the reserve amounted to $12 million and $14 million in 1998 and 1997, respectively.

In 1998, GATX made capital expenditures of $5 million for environmental and regulatory compliance compared to $13 million in 1997. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or planned would require capital expenditures of approximately $7 million in 1999. GATX anticipates it will make annual expenditures at approximately the same level over each of the next three years.

Item 2.  Properties
-------------------

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998 on page 67, GATX Location of Operations (page reference is to the Annual Report to Shareholders). The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased. Most of the warehouses operated by GATX Logistics are leased; the others are managed for third parties.

Item 3.  Legal Proceedings
--------------------------

GATX Capital Corporation ("Capital"), a wholly-owned subsidiary of GATX Corporation ("the Company"), is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") of Airworthiness Directive 96-01-03 (the "AD"). The AD has the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog") a California general partnership of which a subsidiary of Capital is a partner.

The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STC's") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STC's were issued in error.

On July 11, 1996 Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C95-2494) with respect to three affected aircraft seeking a declaration that neither Airlog nor Capital has any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the AD to its three aircraft. In an initial disclosure statement, Evergreen alleges damages which it calculated as follows:
(i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $ 1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen did not quantify, but indicated is subject to further calculation); and maintenance costs in responding to the AD (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. In a subsequent case management statement, Evergreen claims that it seeks recovery for out-of-pocket losses, lost revenues, lost profits, lost business opportunities, maintenance work, repair costs and capital losses in an amount that exceeds $145 million.

On June 5, 1997, the Court ruled on Airlog's previously filed Motion for Partial Summary Judgment. The Court ruled that the Purchase Agreement covering one Evergreen aircraft was a contract for the sale of goods, and that claims thereunder were barred by the four-year statute of limitations under the California Commercial Code (the "Code"); but that the Modification Agreements covering two aircraft owned by Evergreen were contracts of services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied Airlog's motion for Summary Judgment with respect to Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts, which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen (subject to reconsideration or appeal) to proceed with its claim for breach of warranty under the Modification Agreements and its claim of negligent misrepresentation. The ruling does not represent a decision that Evergreen is entitled to prevail on those claims. Airlog and Capital have other defenses to those claims, which they are vigorously asserting.

On December 27, 1998, Evergreen filed a motion for summary judgment regarding two Affected Aircraft, seeking to have the Court adjudicate whether Airlog breached its warranty under the Modification Agreements and whether Airlog may enforce against Evergreen the damage disclaimers and limitations in the Modification Agreements. Evergreen also seeks a ruling from the Court that it is entitled to judgment against Capital for Airlog's alleged breach of the warranty in the Modification Agreement covering one of the Affected Aircraft. A hearing on this motion is currently scheduled for May 13, 1999.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, Capital, Airlog Management Corp., and others asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. In a Joint Case Management Statement and Proposed Order, AIA alleges that it sustained damages of $43.8 million through May 31, 1997, and further alleges that it will continue to accrue loss of use damages of at least $1.8 million per month until the aircraft are operational.

On June 4, 1997, Tower Air, Inc. filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against Capital, Airlog, an officer of Capital and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action in fraud and deceit, negligent misrepresentation, breach of contract and negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees, and punitive damages.

On February 25, 1998, The Bank of New York filed an action, as beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, Capital, and others. This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation, and unfair competition. The suit alleges damages of a minimum of $262,000 per month in lost rent and storage costs, unspecified maintenance and related expenses, diminution in the value of its aircraft by well in excess of $10 million plus the costs of aircraft inspection and modifications to comply with the AD, "Anticipated to be in the millions of dollars." Claims for interest, injunctive relief, restitution and attorneys' fees are also included.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, Capital, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the AD to the three aircraft owned by GECC. The complaint seeks unspecified damages (to be trebled under one count of the complaint), loss of rental income, cost of repair and loss of value of the aircraft, repair of the aircraft, punitive damages and costs of suit (including attorneys' fees).

Airlog, Capital, and others have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft, alleging causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity, and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation.

On July 24, 1998, Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98-1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above.

On January 25, 1999, the FAA issued a letter to Airlog stating that satisfactory accomplishment of a number of Airlog generated Service Bulletins on an Affected Aircraft would remove the limitations of the AD. On or about February 26, 1999, the first Affected Aircraft, owned by Evergreen, returned to revenue service

While the results of any litigation are impossible to predict with certainty, Capital believes that each of the foregoing claims is without merit, and that Capital and Airlog have adequate defenses thereto.

General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation ("the Company"), are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (the "Trial Court"). A trial of the claims of twenty of the plaintiffs resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million to Terminals. On October 31, 1997, the Louisiana Supreme Court held that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated.

On June 18, 1998, the Trial Court entered a judgment (a) finding each of the defendants responsible for compensatory damages to the members of the plaintiff class in the specified percentages in the jury verdict, including twenty percent as to GATC and ten percent to Terminals, but without specifying the quantum of damages; and (b) finding five of the defendants, including Terminals, liable for punitive damages in favor of the plaintiff class. The Trial Court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking to overturn the finding of punitive liability for lack of sufficient evidence. The motions were taken under advisement.

The Trial Court has ordered the commencement of trials of the claims of other members of the class. The trial to determine the damages, if any, suffered by the second set of twenty claimants is scheduled to commence on May 24, 1999. Two weeks after the conclusion of this trial, a random selection of an additional group of plaintiffs will be made in order that the trial of their damage claims may commence thereafter.

On February 24, 1999, the Louisiana Supreme Court (1) denied the writ seeking to delay any additional trials, (2) granted the writ requiring entry of a judgment on the Phase I compensatory damages, and (3) authorized the Trial Court to enter judgment awarding a specific amount of punitive damages to the twenty Phase I plaintiffs (without specifying the method of allocation of such damages) in order that there could be immediate review of the judgment. In view of the Supreme Court's ruling, the Trial Court determined that it could not decide pending post-trial motions and that such motions would not be addressed until after entry of a new judgment. Pursuant to the Supreme Court's ruling, on March 17, 1999 the Trial Court announced it would enter judgments awarding punitive damages against each of the five punitive defendants, including judgments in the amount of $23,611 against Terminals in favor of each of the twenty claimants whose cases were tried in September 1997.

GATC and Terminals believe that the compensatory damages awarded to the first twenty plaintiffs are excessive, and intend to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. Terminals also believes that the punitive liability judgment is unsupported by law and the evidence and intends to pursue appeals of all aspects of the punitive damages judgment if it survives post-judgment review.

Although approximately 8,000 claims have been made, GATC and Terminals believe that the damages, if any, that are finally awarded to the remaining plaintiffs will on average be substantially less that the damages awarded to the twenty plaintiffs whose claims have been tried.

As previously reported, various lawsuits had been filed in the Superior Court for the State of California against GATX Terminals Corporation and its subsidiary Calnev Pipeline Company arising out of a May 1989 explosion in San Bernardino, California. All of those lawsuits have been settled, dismissed or otherwise resolved.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None.

Executive Officers of the Registrant
------------------------------------

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                                                                  OFFICE
                                                                                                   HELD
                NAME                                              OFFICE HELD                     SINCE           AGE
-------------------------------------    ------------------------------------------------------ -----------    ----------

Ronald H. Zech                           Chairman, President and Chief Executive Officer           1996           55

David M. Edwards                         Senior Vice President and Chief Financial Officer         1994           47

David B. Anderson                        Vice President, Corporate Development, General            1995           57
                                             Counsel and Secretary

William L. Chambers                      Vice President, Human Resources                           1993           61

Gail L. Duddy                            Vice President, Compensation, Benefits and                1997           46
                                             Corporate Human Resources

Brian A. Kenney                          Vice President, Finance                                   1998           39

Ralph L. O'Hara                          Controller and Chief Accounting Officer                   1986           54

Clifford J. Porzenheim                   Vice President, Corporate Strategy                        1999           35

Thomas W. Reedy                          Treasurer                                                 1998           34

Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. In 1994 Mr. Zech was elected as President and Chief Operating Officer of GATX. On January 1, 1996, he was elected as Chief Executive Officer and on April 26, 1996, Chairman. Mr. Edwards was Vice President, Finance and Chief Financial Officer of GATX from 1994 to 1998. Prior to that he as the Senior Vice President - Finance and Administration of GATX Financial Services from 1990 to 1994. Mr. Anderson was Vice President, Corporate Development, General Counsel and Secretary of Inland Steel Industries from 1986 until 1995. Concurrently, he served as President of Inland Engineered Materials Corporation. Mr. Chambers was engaged in human resource consulting from 1991 until 1993. Ms. Duddy joined GATX in 1992 as Director of Compensation and in

1995 also assumed responsibility for the benefits function. Prior to coming to GATX, Ms. Duddy served as a Senior Compensation Consultant at William M. Mercer, Inc. Mr. Kenney was Vice President and Treasurer of GATX from 1997 to 1998 and Treasurer from 1995 to 1996. Mr. Kenney was the Managing Director, Corporate Finance and Banking, for AMR Corporation from 1990-1995. Mr. Porzenheim was the Director of Corporate Development for GATX from 1996 to 1998. Mr. Porzenheim was a consultant with the Boston Consulting Group from 1993 to 1996. Mr. Reedy was the Assistant Treasurer, Corporate Finance for GATX from 1996 to 1998. From 1991 to 1996 Mr. Reedy served as Principal - Corporate Finance for AMR Corporation.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
--------------------------------------------------------------------------------

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data
--------------------------------

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998, on pages 62 and 63, which is incorporated herein by reference (page references are to the Annual Report to Shareholders). Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998, the management's discussion and analysis of 1998 compared to 1997 on pages 29, 30, 31, 35, 37 and 39 through 42, the financial data of business segments on pages 32 and 33, and the management's discussion and analysis of 1997 compared to 1996 on pages 64 through 66, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998, the management's discussion and analysis of 1998 compared to 1997 on page 40 which is incorporated by reference herein (page reference is to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

          Consolidated Statements of Operations - Years Ended December 31, 1998,
            1997 and 1996 on page 34.
          Consolidated Balance Sheets - December 31, 1998 and 1997, on page 36. Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
            1997 and 1996, on page 38.
          Consolidated Statements of Changes in Shareholders' Equity - December
            31, 1998, 1997, and 1996, on page 43.
          Consolidated Statements of Comprehensive Income (Loss) - Years Ended
            December 31, 1998, 1997 and 1996, on page 43.
          Notes to Consolidated Financial Statements on pages 44 through 60.

Consolidated quarterly financial data is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1998 on page 61, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 17, 1999, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation
--------------------------------

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 17, 1999, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 17, 1999, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

None.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.
--------------------------------------------------------------------------

(a)        1.      Financial Statements

                   The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1998, are filed in response to Item 8:

                   Consolidated Statements of Operations - Years Ended
                     December 31, 1998, 1997 and 1996.
                   Consolidated Balance Sheets - December 31, 1998 and 1997.
                   Consolidated Statements of Cash Flows - Years Ended December 31,
                     1998, 1997 and 1996.
                   Consolidated Statements of Changes in Shareholders'
                     Equity - December 31, 1998, 1997, and 1996.
                   Consolidated Statements of Comprehensive Income (Loss)
                     - Years Ended December 31, 1998, 1997, and 1996.
                   Notes to Consolidated Financial Statements

           2.      Financial Statement Schedules:                                                           Page
                                                                                                       ----------------

                   Schedule I      Condensed Financial Information of Registrant                           17 - 20

                   Schedule II     Valuation and Qualifying Accounts                                             21

                   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

(b)                Report on Form 8-K.

                   Form 8-K filed on July 30, 1998 reporting adoption on July 24, 1998 of shareholders' rights plan and an advanced notice amendment to GATX's By-Laws.

(c)                Exhibit Index

   Exhibit
   Number                       Exhibit Description                                                         Page
--------------     -------------------------------------------------------------                       ----------------

3A.                Restated Certificate of Incorporation of GATX
                   Corporation, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

3B. By-Laws of GATX Corporation, as amended and restated as of July 29, 1994 on Form 10-K for the fiscal year ended December 31, 1994, file number 1-2328.



   Exhibit
   Number                                       Exhibit Description                                         Page
--------------     ------------------------------------------------------------------------------      ----------------

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

10B. GATX Corporation 1995 Long Term Incentive Compensation Plan, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number
               1-2328. First Amendment of said Plan effective as of January 31,
               1997 submitted to the SEC on Form 10-K for the fiscal year ended
               December 31, 1996, file number 1-2328. Second Amendment of said
               Plan effective as of December 5, 1997 incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, file number 1-2328.


 10C.          GATX Corporation Deferred Fee Plan for Directors, as Amended and
               Restated as of July 1, 1998, submitted to the SEC along with the electronic submission of this Report on Form 10-K.

 10D.          1984 Executive Deferred Income Plan Participation Agreement between
               GATX Corporation and participating directors and executive executive officers dated September 1, 1984, as amended, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

 10E           1985 Executive Deferred Income Plan Participation Agreement between
               GATX Corporation and participating directors and executive officers
    .          dated July 1, 1985, as amended, incorporated by reference to GATX's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.

 10F           1987 Executive Deferred Income Plan Participation Agreement between
               GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, incorporated by reference to
               GATX's Annual Report on Form 10-K for the fiscal year ended December
               31, 1991, file number 1-2328.

 10G           Amendment to Executive Deferred Income Plan Participation Agreements
               between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.




   Exhibit
   Number                                       Exhibit Description                                         Page
--------------    ------------------------------------------------------------------------------      ----------------

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

 10K.             Agreement for Continued Employment Following Change of Control or
                  Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1998, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328.

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

 11A.             Computation of Basic Net Income (Loss) Per Share.                                         22

 11B.             Computation of Diluted Net Income (Loss) Per Share.                                       23

 12.              Statement regarding computation of ratios of earnings to combined
                  fixed charges and preferred stock dividends.                                              24



   Exhibit
   Number                                       Exhibit Description                                         Page
--------------     ------------------------------------------------------------------------------      ----------------
 13.               Annual Report to Shareholders for the year ended December 31, 1998, pages 27 - 70, with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form
                   10-K.

 21.               Subsidiaries of the Registrant.                                                           25

 23.               Consent of Independent Auditors.                                                          26

 24.               Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form
                   10-K.

 27.               Financial Data Schedule for GATX Corporation for the fiscal year ended
                   December 31, 1998, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

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

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation and subsidiaries for the year ended December 31, 1998. These financial statements and related schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP





January 26, 1999
Chicago, Illinois

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GATX CORPORATION
                                                 (Registrant)



                                              /s/ Ronald H. Zech
                                     ------------------------------------
                                                Ronald H. Zech
                                            Chairman, President and
                                            Chief Executive Officer
                                                March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




             /s/ Ronald H. Zech
---------------------------------------------
               Ronald H. Zech                 Chairman, President and
               March 19, 1999                 Chief Executive Officer



            /s/ David M. Edwards
---------------------------------------------
              David M. Edwards                Senior Vice President and
               March 19, 1999                 Chief Financial Officer



            /s/ Ralph L. O'Hara
---------------------------------------------
              Ralph L. O'Hara                 Controller and
               March 19, 1999                 Chief Accounting Officer


James M. Denny                                Director                        By           /s/ David B. Anderson
Richard Fairbanks                             Director                          --------------------------------------------
William C. Foote                              Director                                       David B. Anderson
Deborah M. Fretz                              Director                                      (Attorney in Fact)
Richard A. Giesen                             Director
Miles L. Marsh                                Director
Charles Marshall                              Director
Michael E. Murphy                             Director
John W. Rogers, Jr.                           Director

                                                                                Date:  March 19, 1999


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                  (IN MILLIONS)


                                                                             YEAR ENDED DECEMBER 31
                                                             -------------------------------------------------------
                                                                  1998               1997                1996
                                                             ---------------    ---------------    -----------------

GROSS INCOME (EXPENSE)                                         $   3.2           $   1.4             $  (1.3)

COSTS AND EXPENSES
   Interest                                                       28.3              29.4                28.4
   Provision for depreciation                                      1.1               1.0                 1.0
   Selling, general and administrative                            22.1              21.2                16.0
                                                             ---------------    ---------------    -----------------

                                                                  51.5              51.6                45.4
                                                             ---------------    ---------------    -----------------

LOSS BEFORE INCOME TAXES AND SHARE OF
   NET INCOME (LOSS) OF SUBSIDIARIES                             (48.3)            (50.2)              (46.7)

INCOME TAX BENEFIT                                               (16.6)            (17.3)              (16.9)
                                                             ---------------    ---------------    -----------------

LOSS BEFORE SHARE OF NET INCOME (LOSS)
   OF SUBSIDIARIES                                               (31.7)            (32.9)              (29.8)

SHARE OF NET INCOME (LOSS) OF SUBSIDIARIES                       163.6             (18.0)              132.5
                                                             ---------------    ---------------    -----------------

NET INCOME (LOSS)                                               $131.9            $(50.9)             $102.7
                                                             ===============    ===============    =================


Note: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (IN MILLIONS)


                                                                            DECEMBER 31
                                                                -------------------------------------
                                                                     1998                  1997
                                                                ---------------        --------------
ASSETS

CASH AND CASH EQUIVALENTS                                       $       .2             $      1.1

OPERATING LEASE ASSETS AND FACILITIES                                 11.7                   11.0
Less - Allowance for depreciation                                     (5.4)                  (4.4)
                                                                ---------------        --------------
                                                                       6.3                    6.6

INVESTMENT IN SUBSIDIARIES                                         1,218.4                1,141.4

OTHER ASSETS                                                          13.7                   13.9

                                                                ---------------        --------------

                                                                  $1,238.6               $1,163.0
                                                                ===============        ==============

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           $     10.7             $     10.7

DUE TO SUBSIDIARIES                                                  484.9                  477.9

OTHER DEFERRED ITEMS                                                  10.1                   19.0
                                                                ---------------        --------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                              505.7                  507.6

SHAREHOLDERS' EQUITY
   Preferred stock                                                     -                      -
   Common stock                                                       34.3                   34.1
   Additional capital                                                331.6                  322.6
   Reinvested earnings                                               446.0                  363.4
   Accumulated other comprehensive loss                              (32.2)                 (17.9)
                                                                ---------------        --------------

                                                                     779.7                  702.2
   Less - Cost of shares in treasury                                 (46.8)                 (46.8)
                                                                ---------------        --------------


   TOTAL SHAREHOLDERS' EQUITY                                        732.9                  655.4
                                                                ---------------        --------------

                                                                  $1,238.6               $1,163.0
                                                                ===============        ==============



                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                  (IN MILLIONS)


                                                                                       YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------------------
                                                                              1998                1997              1996
                                                                         ---------------     ---------------    -------------

OPERATING ACTIVITIES
   Net income (loss)                                                       $ 131.9              $(50.9)            $ 102.7
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Provision for depreciation                                            1.1                 1.0                 1.0
         Deferred income tax benefit                                          (8.2)               (7.9)               (6.8)
         Share of net income (loss) of subsidiaries less
             dividends received                                              (91.4)              113.3               (59.6)
   Other, including working capital                                            (.2)               (3.5)              (23.5)
                                                                         ---------------     ---------------    -------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                       33.2                52.0                13.8


INVESTING ACTIVITIES
   Additions to operating lease assets and facilities                          (.8)                -                  (1.8)
                                                                         ---------------     ---------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                          (.8)                -                  (1.8)

FINANCING ACTIVITIES
   Issuance of common stock under employee benefit
      programs and other                                                       9.0                12.4                 3.1
   Cash dividends to shareholders                                            (49.3)              (49.4)              (48.0)
   Advances from (to) subsidiaries                                             7.0               (14.1)               32.7
                                                                         ---------------     ---------------    -------------

NET CASH USED IN FINANCING ACTIVITIES                                        (33.3)              (51.1)              (12.2)
                                                                         ---------------     ---------------    -------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       $    (.9)            $    .9            $    (.2)
                                                                         ===============     ===============    =============



                                GATX CORPORATION
                                (PARENT COMPANY)

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (IN MILLIONS)




                                                                           YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------
                                                                  1998                1997              1996
                                                            -----------------     --------------     ------------
Net income (loss)                                              $ 131.9              $ (50.9)           $  102.7

Other comprehensive income (loss), net of tax
      Foreign currency translation loss                          (16.3)               (28.3)               (7.6)
      Unrealized gain (loss) on securities, net                    2.0                 (1.0)                5.6
                                                            -----------------     --------------     ------------
Other comprehensive loss                                         (14.3)               (29.3)               (2.0)
                                                            -----------------     --------------     ------------

COMPREHENSIVE INCOME (LOSS)                                    $ 117.6             $  (80.2)           $  100.7
                                                            =================     ==============     ============


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES

                                  (IN MILLIONS)


-----------------------------------------------------------------------------------------------------------------------------------

COL. A                                      COL. B         COL. C             COL. D               COL. E               COL. F

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                        ------------------------------------
DESCRIPTION                               Balance at     Charged to         Charged to                                  Balance
                                          Beginning       Costs and      Other Accounts-         Deductions            at End of
                                          of Period       Expenses           Describe             Describe              Period

-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Allowance for possible
      losses - Note A                      $  128.5        $  14.7         $   4.3 (B)         $ (11.6) (C)          $   135.9

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