Form 10-Q
period 1999-03-31
GATX CORP
filed 1999-05-12
CIK 40211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                                                 OR
[ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
        MARCH 31, 1999                                1-2328

                            ------------------------

                                GATX CORPORATION

       INCORPORATED IN THE                     IRS EMPLOYER IDENTIFICATION NO.
        STATE OF NEW YORK                                36-1124040
                                   500 WEST MONROE STREET
                                   CHICAGO, IL 60661-3676
                                       (312) 621-6200

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO  _

     REGISTRANT HAD 49,460,286 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                  Three Months Ended
                                                                                       March 31
                                                                    ---------------------------------------------
                                                                         1999                         1998
                                                                    ----------------             ----------------

GROSS INCOME                                                                 $431.2                       $413.6

COSTS AND EXPENSES
   Operating expenses                                                         201.7                        187.6
   Interest                                                                    55.0                         58.4
   Provision for depreciation and amortization                                 68.5                         62.0
   Provision for possible losses                                                2.6                          2.6
   Selling, general and administrative                                         56.7                         55.5
                                                                    ----------------             ----------------
                                                                              384.5                        366.1
                                                                    ----------------             ----------------

INCOME BEFORE INCOME TAXES AND
   SHARE OF AFFILIATES' EARNINGS                                               46.7                         47.5

INCOME TAXES                                                                   20.4                         20.4
                                                                    ----------------             ----------------

INCOME BEFORE SHARE OF
    AFFILIATES' EARNINGS                                                       26.3                         27.1

SHARE OF AFFILIATES' EARNINGS                                                  12.9                         10.3
                                                                    ----------------             ----------------

NET INCOME                                                                   $ 39.2                       $ 37.4
                                                                    ================             ================

PER COMMON SHARE
    Basic net income per share                                               $  .79                       $  .76
    Diluted net income per share                                             $  .78                       $  .74
    Dividends paid                                                           $ .275                       $  .25

Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                          March 31                 December 31
                                                                            1999                      1998
                                                                       ---------------          ------------------
                                                                        (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                                    $  94.5                      $  94.5
RECEIVABLES
    Trade accounts                                                             141.7                        156.2
    Finance leases                                                             666.9                        676.0
    Secured loans                                                              273.3                        241.6
    Less - Allowance for possible losses                                      (138.5)                      (135.9)
                                                                        ---------------          ----------------
                                                                               943.4                        937.9
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                         2,656.0                      2,567.1
     Tank storage terminals and pipelines                                    1,183.3                      1,168.2
     Great Lakes vessels                                                       204.6                        204.2
     Operating lease investments and other                                     790.5                        770.2
                                                                        ---------------          ----------------
                                                                             4,834.4                      4,709.7
     Less - Allowance for depreciation                                      (1,957.5)                    (1,919.6)
                                                                        ---------------          ----------------
                                                                             2,876.9                      2,790.1

INVESTMENTS IN AFFILIATED COMPANIES                                            784.6                        715.3
OTHER ASSETS                                                                   386.4                        401.5
                                                                        ---------------          ----------------

                                                                           $ 5,085.8                     $4,939.3
                                                                        ===============          ================







                                                                       March 31                  December 31
                                                                         1999                        1998
                                                                    ---------------           ------------------
                                                                     (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                    $           284.2            $           353.0
ACCRUED EXPENSES                                                                 78.5                         54.1
DEBT
   Short-term                                                                   414.9                        299.9
   Long-term:
      Recourse                                                                2,218.5                      2,171.3
      Nonrecourse                                                               433.7                        451.9
   Capital lease obligations                                                    190.9                        198.5
                                                                   ------------------            -----------------
                                                                              3,258.0                      3,121.6

DEFERRED INCOME TAXES                                                           324.0                        325.1
OTHER DEFERRED ITEMS                                                            382.0                        352.6
                                                                   ------------------            -----------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                                       4,326.7                      4,206.4

SHAREHOLDERS' EQUITY
   Preferred stock                                                                 --                           --
   Common stock                                                                  34.4                         34.3
   Additional capital                                                           334.8                        331.6
   Reinvested earnings                                                          471.6                        446.0
   Accumulated other comprehensive loss                                         (34.9)                       (32.2)
                                                                   ------------------            -----------------
                                                                                805.9                        779.7
   Less - Cost of common shares in treasury                                     (46.8)                       (46.8)
                                                                   ------------------            -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                   759.1                        732.9
                                                                   ------------------            -----------------

                                                                    $         5,085.8            $         4,939.3
                                                                   ==================            =================



                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)



                                                                                   Three Months Ended
                                                                                        March 31
                                                                           ----------------------------------
                                                                               1999                1998
                                                                           --------------      --------------
OPERATING ACTIVITIES
Net income                                                                     $    39.2            $    37.4
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment                            (18.2)               (26.1)
      Provision for depreciation and amortization                                   68.5                 62.0
      Provision for possible losses                                                  2.6                  2.6
      Deferred income taxes                                                         10.0                  9.5
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                                            (49.0)               (29.5)
Other                                                                               16.3                 17.9
                                                                          --------------       --------------
     Net cash provided by operating activities                                      69.4                 73.8

INVESTING ACTIVITIES
Additions to operating lease assets and facilities                                (101.5)              (112.5)
Portfolio lease investments, net of nonrecourse financing                          (88.6)               (71.0)
Secured loans extended                                                             (74.6)               (28.7)
Investments in affiliated companies                                                (67.6)               (16.5)
Other investments and progress payments                                            (10.0)                (2.3)
                                                                          --------------       --------------
Capital additions and portfolio investments                                       (342.3)              (231.0)
Portfolio proceeds:
      From remarketing of leased equipment                                          72.5                100.4
      From return of investment                                                     69.5                 46.8
                                                                          --------------       --------------
Total portfolio proceeds                                                           142.0                147.2
Proceeds from other asset sales                                                     43.2                  5.2
                                                                          --------------       --------------
    Net cash used in investing activities                                         (157.1)               (78.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                           119.8                 68.3
Repayment of long-term debt                                                       (129.2)               (94.6)
Net increase in short-term debt                                                    115.1                 74.0
Repayment of capital lease obligations                                              (7.7)                (6.4)
Issuance of common stock and other                                                   3.3                  4.0
Cash dividends                                                                     (13.6)               (12.3)
                                                                          --------------       --------------
    Net cash provided by financing activities                                       87.7                 33.0
                                                                          --------------       --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      $      --            $    28.2
                                                                           ==============     ===============

                       GATX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN MILLIONS)



                                                                 Three Months Ended
                                                                      March 31
                                                         ----------------------------------
                                                             1999                 1998
                                                         -------------        -------------

Net income                                                 $    39.2            $    37.4

Other comprehensive loss, net of tax:
     Foreign currency translation adjustment                    (1.3)                 (.4)
     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                      (1.4)                  .4
                                                           ----------           ----------
Other comprehensive loss                                        (2.7)                  --
                                                           ----------           ----------

COMPREHENSIVE INCOME                                       $    36.5            $   37 .4
                                                           ==========           ==========

(a) Reclassification adjustments:
       Unrealized gain on securities                       $      .9            $     1.1
       Less - Reclassification adjustment for gains
                   realized included in net income              (2.3)                 (.7)
                                                           ----------           ----------
       Net unrealized (loss) gain on securities            $    (1.4)           $     0.4
                                                           ==========           ==========

                        GATX CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)

                                                  -------------------------------------------------------------------
                                                     Railcar                              Terminals       Logistics
                                                   Leasing and        Financial             and              and
                                                    Management         Services           Pipelines       Warehousing
                                                  -------------      -------------      -------------   -------------
THREE MONTHS ENDED MARCH 31, 1999
PROFITABILITY
     Gross income (expense)                          $  137.6          $  150.6             $ 71.8          $ 70.1
     Interest expense                                   (12.4)            (28.5)             (12.7)           (0.1)
     Depreciation and amortization                      (24.4)            (29.9)             (11.2)           (2.5)
     Income (loss) before taxes and
          share of affiliates' earnings                  27.0              17.4                9.2              .4
     Share of affiliates' earnings                        0.8               8.3                3.8              --
     Net income (loss)                                   17.5              17.9                8.5              .1
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used
          in)operating activities                        42.1              37.3                (.3)            5.2

     Portfolio proceeds                                    --             142.0                 --              --
                                                  -------------------------------------------------------------------
           Total cash provided (used)                    42.1             179.3                (.3)            5.2
     Capital additions and portfolio
         Investments                                    102.2             215.1               21.3             1.8
FINANCIAL POSITION
     Identifiable assets                              1,617.6           2,252.0              985.7           143.8
     Debt                                               779.4           1,667.4              637.0             7.3
     Equity                                             310.0             280.6              117.6            94.7
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1998
PROFITABILITY
     Gross income (expense)                          $  130.5          $  147.9             $ 70.0          $ 61.7
     Interest expense                                   (13.5)            (29.9)             (13.3)             --
     Depreciation and amortization                      (24.1)            (24.1)             (11.1)           (2.3)
     Income (loss) before taxes and
         share of affiliates' earnings                   24.8              26.6                1.3             1.1
     Share of affiliates' earnings                         .5               6.3                3.5              --
     Net income (loss)                                   15.9              21.6                4.3              .4
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used in)
          Operating activities                           40.3              28.4                5.6             4.3
     Portfolio proceeds                                    --             147.2                 --              --
                                                  -------------------------------------------------------------------
           Total cash provided (used)                    40.3             175.6                5.6             4.3
     Capital additions and portfolio
         Investments                                    100.1             118.3                8.3             1.3
FINANCIAL POSITION AT DECEMBER 31, 1998
     Identifiable assets                              1,539.9           2,207.2              958.4           144.0
     Debt                                               710.4           1,620.9              615.2             7.0
     Equity                                             298.3             272.1              117.8            94.7
---------------------------------------------------------------------------------------------------------------------
                                                  -------------------------------------------------------------------
                                                      Great
                                                      Lakes            Corporate
                                                     Shipping          and Other        Intersegment        Total
                                                  -------------      -------------      -------------   -------------
THREE MONTHS ENDED MARCH 31, 1999
PROFITABILITY
     Gross income (expense)                            $   .8           $   1.2            $   (.9)       $  431.2
     Interest expense                                      --              (1.7)                .4           (55.0)
     Depreciation and amortization                         --               (.3)               (.2)          (68.5)
     Income (loss) before taxes and
          share of affiliates' earnings                   (.5)             (6.8)                --            46.7
     Share of affiliates' earnings                         --                --                 --            12.9
     Net income (loss)                                    (.3)             (4.5)                --            39.2
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used
          in)operating activities                        (5.5)             (9.4)                --            69.4

     Portfolio proceeds                                    --                --                 --           142.0
                                                  -------------------------------------------------------------------
           Total cash provided (used)                    (5.5)             (9.4)                --           211.4
     Capital additions and portfolio
         Investments                                       .4               1.5                 --           342.3
FINANCIAL POSITION
     Identifiable assets                                166.6              23.9             (103.8)        5,085.8
     Debt                                                94.9              75.9               (3.9)        3,258.0
     Equity                                              32.2             (71.9)              (4.1)          759.1
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1998
PROFITABILITY
     Gross income (expense)                            $  1.9            $   1.9           $  (0.3)       $  413.6
     Interest expense                                     (.1)              (1.9)              0.3           (58.4)
     Depreciation and amortization                        (.1)               (.3)               --           (62.0)
     Income (loss) before taxes and
         share of affiliates' earnings                     .3               (6.6)               --            47.5
     Share of affiliates' earnings                         --                 --                --            10.3
     Net income (loss)                                     .2               (5.0)               --            37.4
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used in)
          Operating activities                           (2.5)              (2.3)               --            73.8
     Portfolio proceeds                                    --                 --                --           147.2
                                                  -------------------------------------------------------------------
           Total cash provided (used)                    (2.5)              (2.3)               --           221.0
     Capital additions and portfolio
         Investments                                      2.8                 .2                --           231.0
FINANCIAL POSITION AT DECEMBER 31, 1998
     Identifiable assets                                169.1               21.6            (100.9)        4,939.3
     Debt                                                96.5               75.5              (3.9)        3,121.6
     Equity                                              32.5              (78.4)             (4.1)          732.9
---------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 1999
                          TO FIRST THREE MONTHS OF 1998

GATX Corporation's net income for the first quarter of 1999 was $39 million compared to $37 million for the first quarter 1998. Earnings per share on a diluted basis increased 5% to $.78 from $.74 for the prior year quarter.

Gross income of $431 million increased by $18 million from the prior year quarter, while net income was $2 million higher. General American benefited from more railcars on lease and GATX Capital's gross income increased primarily due to a higher investment balance. Revenues at Terminals increased due to improved market conditions and a gain from the sale of rights it owned along the Central Florida Pipeline, that will be used to increase fiber optic capacity. Gross income at Logistics increased due to higher volumes with existing customers and the addition of new customers.

Net cash provided by operating activities for the first quarter of 1999 was $69 million, a $4 million decrease from last year's quarter, due to the timing of working capital requirements. All cash received from asset dispositions, including gain and return of principal, are included in investing activities as portfolio proceeds.

Capital additions and portfolio investments for the quarter totaled $342 million, an increase of $111 million from the first quarter of 1998. General American invested $102 million, comparable to the first quarter of 1998, in its railcar fleet, facilities, and international affiliates. Terminals' investment of $21 million increased $13 million over the prior year quarter primarily due to investments in joint ventures. Portfolio investments at Financial Services for the quarter of $215 million were $97 million higher than the prior year and primarily reflect investments in air, rail and technology assets and partnerships. Full year capital additions are expected to be approximately $500 million, while portfolio investments are anticipated to approximate $900 million. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Internally generated cash flow and GATX's external recourse and nonrecourse financing sources will fund capital additions and portfolio investments.

GATX, through its subsidiaries, had unused committed lines of credit of $515 million at March 31, 1999. GATX Capital issued $100 million of medium-term notes and $20 million in nonrecourse debt during the first quarter. Additional financing needs were met by cash flow from operations, portfolio proceeds and short-term debt. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass-through certificates and debt securities of which $100 million of notes and $106 million of pass-through certificates have been issued through March 31, 1999. Subsequent to March 31, 1999, GATC issued $120 million of 10-year term notes. GATX Capital has a shelf registration for $532 million of which $470 million has been issued. GATC has guaranteed a two-year credit facility for a Terminals affiliate. Exposure to GATX is mitigated by, among other things, a third party cross guaranty.

On April 26, 1999 the Board of Directors authorized management to repurchase up to 5 percent of GATX's outstanding common stock. The purchases will be made in the open market or through privately negotiated transactions and will be dependent on market conditions and other considerations.

YEAR 2000 READINESS DISCLOSURE
GATX continues to address what is commonly referred to as the Year 2000 problem. GATX has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Several remediation projects and systems replacements are already in place, and efforts are continuing on others. Most projects should be completed by mid-year 1999. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

GATX also is reviewing its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is in process where there is indicated need.

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

GATX believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, GATX believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the company's efforts have not addressed all potential systems problems, contingency plans are being developed to enable business operations to continue. The total Year 2000 project cost is estimated to not exceed $11 million. These costs have not and are not expected to have a material adverse impact on the company's financial position, results of operations or cash flows.

OTHER MATTERS
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. GATX, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2000. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the petroleum, chemical, rail, air, and technology industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
--------------------------------------------------------------------------------
General American's gross income for the first three months of 1999 increased 5% from the comparable prior year period due to a larger active fleet. Approximately 81,900 tank and freight cars were on lease throughout North America at March 31, 1999, compared to 78,900 railcars a year ago. With a total North American fleet of 86,500 railcars, utilization at the end of the period was 95%, down from 96% a year ago.

Net income increased 10% from the first quarter of 1998 primarily due to a larger fleet and repair costs in line with the prior year. Net income approximated 13% of revenue, a slight improvement over the prior year. As a percentage of gross income, asset ownership costs (depreciation, interest, and lease expenses) decreased slightly from the prior year while SG&A expenses were slightly higher.

FINANCIAL SERVICES (GATX CAPITAL)
--------------------------------------------------------------------------------
Gross income at GATX Capital of $151 million increased $3 million from the prior year quarter as higher lease and interest income was offset by lower asset remarketing income. Asset remarketing income includes both gains from asset sales and residual sharing fees. Pre-tax asset remarketing income of $23 million was $8 million lower than last year's quarter. Asset remarketing income does not occur evenly from period to period.

Net income of $18 million decreased $4 million from last year, in part due to lower asset remarketing income.

TERMINALS AND PIPELINES (TERMINALS)
--------------------------------------------------------------------------------
Terminals' gross income of $72 million increased $2 million from the prior year quarter. Comparisons between periods are affected by locations sold after the first quarter of 1998. Gross income from ongoing operations increased 16% over the prior year. Improved market conditions and a gain from the sale of rights it owned along the Central Florida Pipeline, that will be used to increase fiber optic capacity contributed positively to revenues in 1999. Throughput of petroleum and chemical products was 111 million barrels for ongoing operations during the first quarter of 1999, down from 118 million barrels for the same quarter last year. Capacity utilization was 94% at the end of the first quarter compared to 93% in the prior year period.

Terminals' net income of $9 million was $4 million higher than last year's first quarter primarily due to increased revenues and benefits from the 1997 strategic realignment.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business.

LOGISTICS AND WAREHOUSING (LOGISTICS)
--------------------------------------------------------------------------------
GATX Logistics' gross income of $70 million was $8 million higher than the first quarter of 1998. The increase in revenues is primarily attributable to higher volumes with existing customers and the addition of new customers.

Net income decreased by $.3 million from the prior year quarter in part due to costs associated with the rollout of a new freight management system.

GREAT LAKES SHIPPING (AMERICAN STEAMSHIP COMPANY)
--------------------------------------------------------------------------------
American Steamship Company traditionally does not begin operations until late in the first quarter due to ice on the Great Lakes. The relatively mild winter and customer demand enabled American Steamship Company to begin the 1998 shipping season earlier in the first quarter resulting in both higher revenues and earnings compared to the current period.

CORPORATE AND OTHER
--------------------------------------------------------------------------------
Corporate and Other net expense of $5 million was comparable to the prior year period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

General American Transportation Corporation (GATC) and GATX Terminals Corporation (Terminals), each subsidiaries of GATX Corporation (the Company), are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans, a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (Trial Court). A trial of the claims of twenty of the plaintiffs (Phase I) resulted in a jury verdict in September 1997, which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. On October 31, 1997, the Louisiana Supreme Court held that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated.

On February 24, 1999, the Louisiana Supreme Court, among other things, (a) granted a writ requiring entry of a judgment on the Phase I compensatory damages, and (b) authorized the Trial Court to enter a judgment awarding a specific amount of punitive damages to the twenty Phase I plaintiffs (without specifying the method of allocation of such damages) in order that there could be an immediate review of the judgment.

On March 31, 1999, the Trial Court entered a judgment awarding punitive damages against each of the five punitive defendants, including Terminals in favor of each of the twenty claimants whose cases were tried in September of 1997. An aggregate punitive judgment as to Terminals of approximately $472,220 was allocated among the twenty claimants in proportion to the ratio that each plaintiff's compensatory award bears to the total compensatory award in the Phase I trial.

On April 19, 1999, a Motion (and supporting memorandum) for Judgment Notwithstanding the Verdict, or in the alternative for New Trial and or Remittitur regarding Punitive Damages was filed with the Trial Court. The Motion asked for similar relief as to the award of compensatory damages as to both Terminals and GATC.

The trial to determine the damages, if any, suffered by the second set of twenty claimants is scheduled to commence on May 24, 1999. Two weeks after the conclusion of this trial, a random selection of an additional group of twenty plaintiffs will be made in order that the trial of their damage claims may commence thereafter.

The Company believes that the compensatory damages awarded to the 20 plaintiffs in the Phase I trial are excessive, and intends to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. The Company also believes that the punitive liability judgment is unsupported by law and evidence. Accordingly, Terminals intends to pursue vigorous appeals of the punitive damages liability judgment if it survives post-judgment review. In addition, the Company further believes that the punitive damages awards rendered by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals intends to pursue post-judgment review in the trial court, and if necessary, vigorous appeal of that judgment as well.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will on average be substantially less that the damages awarded to the 20 plaintiffs whose claims have been tried.

GATX Terminals Corporation was served with two Complaints and Notice of Opportunity for a Hearing by the United States Environmental Protection Agency, Region 6, with respect to alleged violations of the Clean Air Act at each of Terminals' Pasedena, Texas, and Galena Park, Texas, terminals. The civil penalties assessed under the Complaints are less than $300,000 in the aggregate.

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

(a)  GATX's Annual Meeting of Stockholders was held on April 23, 1999.

(b)  Matters voted upon at the meeting were:

                                                                Number of Shares Voted
                                                                ----------------------
                                                                For             Withheld
                                                                ---             --------
1.       Election of Directors.

         James M. Denny                                       42,143,449        107,273
         Richard Fairbanks                                    42,150,197        100,525
         William C. Foote                                     42,154,169         96,553
         Deborah M. Fretz                                     42,148,401        102,321
         Richard A. Giesen                                    42,147,012        103,710
         Miles L. Marsh                                       42,152,911         97,811
         Michael E. Murphy                                    42,142,881        107,841
         John W. Rogers, Jr.                                  42,145,672        105,050
         Ronald H. Zech                                       42,095,698        155,024

2.       Ratification of amendment to GATX Corporation        38,824,987        For
         1995 Long Term Incentive Compensation Plan            3,087,380        Against
         to provide for non-qualified stock options for          338,551        Abstentions
         non-employee directors.

3.       Ratification of amendment to GATX Corporation's      33,465,381        For
         1995 Long-Term Incentive Compensation Plan to         4,028,892        Against
         provide for issuance of  2,000,000 additional           331,143        Abstentions
         shares for use under the plan.

4.       Ratification of adoption of the                      36,223,869        For
         GATX Corporation Employee Stock Purchase              1,646,064        Against
         Plan.                                                   271,851        Abstentions

5.       Ratification of appointment of Ernst &               42,136,158        For
         Young LLP as independent auditors                        65,361        Against
         for Fiscal 1999.                                         48,002        Abstentions


There were no broker non-votes with respect to the election of the directors or the ratification of appointment of independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                            PAGE

(a)  11A      Computation of Basic Net Income Per Share of Common Stock.      15

     11B      Computation of Diluted Net Income Per Share of Common Stock.    16

     27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.




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

Date:  May 12, 1999