Form 10-Q
period 1999-06-30
GATX CORP
filed 1999-08-03
CIK 40211

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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
[ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
         JUNE 30, 1999                                1-2328

                            ------------------------

                                GATX CORPORATION

    INCORPORATED IN THE STATE OF NEW YORK             IRS EMPLOYER IDENTIFICATION NO.
                                                                36-1124040
                                   500 WEST MONROE STREET
                                   CHICAGO, IL 60661-3676
                                       (312) 621-6200

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO  _

     REGISTRANT HAD 49,542,606 SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1999.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30                             JUNE 30
                                                   -------------------------------     ------------------------------
                                                       1999              1998             1999              1998
                                                   -------------     -------------     ------------     -------------
GROSS INCOME                                       $      455.2         $  441.2           $  886.4        $   854.8

COST AND EXPENSES
   Operating expenses                                     213.8            213.7              415.5            401.3
   Interest                                                57.4             61.1              112.4            119.5
   Provision for depreciation and
        amortization                                       72.2             65.4              140.7            127.4
   Provision for possible losses                            2.9              5.2                5.5              7.8
   Selling, general and administrative                     68.7             60.3              125.4            115.8
                                                   -------------      -------------       ------------     -------------
                                                          415.0            405.7              799.5            771.8
                                                   -------------      -------------       ------------     -------------

INCOME BEFORE INCOME TAXES AND
          SHARE OF AFFILIATES' EARNINGS                    40.2             35.5               86.9             83.0

INCOME TAXES                                               15.5             16.1               35.9             36.5
                                                   -------------      -------------       ------------     -------------

INCOME BEFORE SHARE OF AFFILIATES'
          EARNINGS                                         24.7             19.4               51.0             46.5

SHARE OF AFFILIATES' EARNINGS                              13.4             11.4               26.3             21.7
                                                   -------------      -------------       ------------     -------------

NET INCOME                                         $       38.1         $   30.8           $   77.3        $    68.2
                                                   =============      =============       ============     =============

PER COMMON SHARE
   Basic net income per share                      $        .77         $    .63           $   1.56        $    1.39
   Diluted net income per share                             .75              .61               1.53             1.35
   Dividends paid                                          .275              .25                .55              .50

Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                           JUNE 30                  DECEMBER 31
                                                                             1999                      1998
                                                                    -----------------------    ----------------------
                                                                         (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                            $       81.8                 $      94.5
RECEIVABLES
    Trade accounts                                                          130.9                       156.2
    Finance leases                                                          651.3                       676.0
    Secured loans                                                           324.4                       241.6
    Less - Allowance for possible losses                                   (141.6)                     (135.9)
                                                                    -----------------------    ----------------------
                                                                            965.0                       937.9
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                      2,739.6                     2,567.1
     Tank storage terminals and pipelines                                 1,193.3                     1,168.2
     Great Lakes vessels                                                    207.2                       204.2
     Operating lease investments and other                                  804.3                       770.2
                                                                    -----------------------    ----------------------
                                                                          4,944.4                     4,709.7
     Less - Allowance for depreciation                                   (1,997.3)                   (1,919.6)
                                                                    -----------------------    ----------------------
                                                                          2,947.1                     2,790.1

INVESTMENTS IN AFFILIATED COMPANIES                                         801.3                       715.3
OTHER ASSETS                                                                428.1                       401.5
                                                                    -----------------------    ----------------------

                                                                     $    5,223.3                 $   4,939.3
                                                                    =======================    ======================



                                                                         JUNE 30                    DECEMBER 31
                                                                           1999                        1998
                                                                    -------------------          ------------------
                                                                       (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY
ACCOUNTS  PAYABLE                                                      $   282.1                 $      353.0
ACCRUED EXPENSES                                                            47.8                         54.1
DEBT
   Short-term                                                              519.3                        299.9
   Long-term:
      Recourse                                                           2,265.2                      2,171.3
      Nonrecourse                                                          434.6                        451.9
   Capital lease obligations                                               188.4                        198.5
                                                                    -------------------          ------------------
                                                                         3,407.5                      3,121.6

DEFERRED INCOME TAXES                                                      352.9                        325.1
OTHER DEFERRED ITEMS                                                       332.4                        352.6
                                                                    -------------------          ------------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                                  4,422.7                      4,206.4

SHAREHOLDERS' EQUITY
   Preferred stock                                                            --                           --
   Common stock                                                             34.4                         34.3
   Additional capital                                                      336.7                        331.6
   Reinvested earnings                                                     496.1                        446.0
   Accumulated other comprehensive loss                                    (19.8)                       (32.2)
                                                                    -------------------          ------------------
                                                                           847.4                        779.7
   Less - Cost of common shares in treasury                                (46.8)                       (46.8)
                                                                    -------------------          ------------------
   TOTAL SHAREHOLDERS' EQUITY                                              800.6                        732.9
                                                                    -------------------          ------------------

                                                                       $ 5,223.3                 $    4,939.3
                                                                    ===================          ==================

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)



                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30                         JUNE 30
                                                                 -----------------------------    ----------------------------
                                                                     1999             1998           1999            1998
OPERATING ACTIVITIES
Net income                                                         $  38.1          $ 30.8       $  77.3         $  68.2
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment              (28.7)           (2.4)        (46.9)          (28.5)
      Provision for depreciation and amortization                     72.2            65.4         140.7           127.4
      Provision for possible losses                                    2.9             5.2           5.5             7.8
      Deferred income taxes                                           18.3             5.9          28.3            15.4
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                              (13.5)           (8.9)        (62.5)          (38.4)
Other                                                                (31.7)          (19.6)        (15.4)           (1.7)
                                                                 ------------    ------------   ------------   -------------
     Net cash provided by operating activities                        57.6            76.4         127.0           150.2

INVESTING ACTIVITIES
Additions to operating lease assets and facilities                  (115.7)         (120.6)       (217.2)         (233.1)
Portfolio lease investments, net of nonrecourse                      (95.1)          (65.0)       (183.7)         (136.0)
  financing
Secured loans extended                                               (57.0)          (77.3)       (131.6)         (106.0)
Investments in affiliated companies                                  (28.2)          (37.7)        (95.8)          (54.2)
Other investments and progress payments                              (13.9)          (11.2)        (23.9)          (13.5)
                                                                 ------------    ------------   ------------   -------------
Capital additions and portfolio investments                         (309.9)         (311.8)       (652.2)         (542.8)
Portfolio proceeds:
      From remarketing of leased equipment                            70.3            10.7         142.8           111.1
      From return of investment                                       50.4           111.9         119.9           158.7
                                                                 ------------    ------------   ------------   -------------
Total portfolio proceeds                                             120.7           122.6         262.7           269.8
Proceeds from other asset sales                                        8.8            10.5          52.0            15.7
                                                                 ------------    ------------   ------------   -------------
    Net cash used in investing activities                           (180.4)         (178.7)       (337.5)         (257.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                             186.9            41.5         306.7           109.8
Repayment of long-term debt                                         (140.9)          (88.7)       (270.1)         (183.3)
Net increase in short-term debt                                      122.8           192.7         237.9           266.7
Other advances                                                       (43.9)             --         (43.9)             --
Repayment of capital lease obligations                                (3.1)           (1.9)        (10.8)           (8.3)
Issuance of common stock and other                                     1.9             1.1           5.2             5.1
Cash dividends                                                       (13.6)          (12.3)        (27.2)          (24.6)
                                                                 -----------     ------------   ------------   -------------
    Net cash provided by financing activities                        110.1           132.4         197.8           165.4
                                                                 -----------     ------------   ------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                   $ (12.7)         $ 30.1       $ (12.7)        $  58.3
                                                                 ===========     ============   ============   =============

                        GATX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                              -------------------------------   -----------------------------
                                                                   1999             1998            1999            1998
                                                              ---------------    ------------   --------------   ------------

Net income                                                       $  38.1         $   30.8          $  77.3         $  68.2

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustment                         3.1             (9.2)             1.8            (9.6)

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                          12.0             (1.0)            10.6             (.6)
                                                              ---------------    ------------   --------------   ------------

Other comprehensive income (loss)                                   15.1            (10.2)            12.4           (10.2)
                                                              ---------------    ------------   --------------   ------------

COMPREHENSIVE INCOME                                             $  53.2         $   20.6          $  89.7         $  58.0
                                                              ===============    ============   ==============   ============

(a) Reclassification adjustments:
       Unrealized gain (loss) on securities                      $  13.3         $   (1.5)         $  14.2         $   (.2)
       Less - Reclassification adjustment for (gains)
losses realized included in net income                              (1.3)              .5             (3.6)            (.4)
                                                              ---------------    ------------   --------------   ------------
       Net unrealized gain (loss) on securities                  $  12.0         $   (1.0)         $  10.6         $   (.6)
                                                              ===============    ============   ==============   ============

                        GATX CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)



                                         ------------------------------------------------------------------------------------------

                                           Railcar               Terminals   Logistics   Great
                                         Leasing and  Financial     and         and        Lakes    Corporate
                                         Management    Services  Pipelines  Warehousing   Shipping  and Other Intersegment   Total
                                         -----------  ---------  ---------  -----------  ---------  --------- ------------   -----
THREE MONTHS ENDED JUNE 30, 1999
- --------------------------------
PROFITABILITY
   Gross income (expense)              $  141.1    $  151.0   $   66.5       $  72.0     $   26.7     $   .6   $  (2.7)   $  455.2
   Interest expense                       (13.1)      (27.7)     (12.7)          (.2)        (2.1)      (1.9)       .3       (57.4)
   Depreciation and amortization          (24.9)      (30.5)     (11.1)         (2.4)        (2.1)       (.4)      (.8)      (72.2)
   Income (loss) before taxes and
        Share of affiliates' earnings      27.0        14.1        4.4           1.3          3.3       (8.6)     (1.3)       40.2
   Share of affiliates' earnings             .9         8.6        3.9            --           --         --        --        13.4
   Net income (loss)                       17.5        18.8        6.1            .5          2.0       (5.9)      (.9)       38.1
CASH FLOW
   Net cash provided by (used
   in) operating activities                45.3        24.3        9.7           3.2         (6.5)     (18.4)       --        57.6
   Portfolio proceeds                        --       120.7         --            --           --         --        --       120.7
                                         ------------------------------------------------------------------------------------------
         Total cash provided (used)        45.3       145.0        9.7           3.2         (6.5)     (18.4)       --       178.3
   Capital additions and portfolio
     Investments                          101.3       194.1        9.7           1.3          2.6         .9                 309.9
FINANCIAL POSITION
   Identifiable assets                  1,702.8     2,296.1      985.4         146.4        164.1       21.5     (93.0)    5,223.3
   Debt                                   858.6     1,687.2      670.7           7.6         93.7       93.5      (3.8)    3,407.5
   Equity                                 323.9       303.5      119.3          94.9         31.2      (67.2)     (5.0)      800.6

- -----------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1998
- --------------------------------
PROFITABILITY
   Gross income (expense)              $  131.6    $  140.0   $   71.4      $   68.3     $   29.3     $   .8   $   (.2)   $  441.2
   Interest expense                       (13.2)      (29.7)     (13.9)          (.2)        (2.3)      (2.0)       .2       (61.1)
   Depreciation and amortization          (24.4)      (24.6)     (11.1)         (2.8)        (2.2)       (.3)       --       (65.4)
   Income (loss) before taxes and
       share of affiliates' earnings       26.2        12.1        2.7          (1.7)         4.0       (7.8)       --        35.5
   Share of affiliates' earnings             .6         7.8        3.0            --           --         --        --        11.4
   Net income (loss)                       16.8        13.5        4.3          (1.2)         2.6       (5.2)       --        30.8
CASH FLOW
   Net cash provided by (used in)
        operating activities               44.8        16.5       18.1          (1.6)        (1.0)       (.4)       --        76.4
   Portfolio proceeds                        --       122.6         --            --           --         --        --       122.6
                                       --------------------------------------------------------------------------------------------
         Total cash provided (used)        44.8       139.1       18.1          (1.6)        (1.0)       (.4)       --       199.0
   Capital additions and portfolio
     investments                           99.7       190.6       18.0           3.5           --         --        --       311.8
FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                  1,539.9     2,207.2      958.4         144.0        169.1       21.6    (100.9)    4,939.3
   Debt                                   710.4     1,620.9      615.2           7.0         96.5       75.5      (3.9)    3,121.6
   Equity                                 298.3       272.1      117.8          94.7         32.5      (78.4)     (4.1)      732.9
- -----------------------------------------------------------------------------------------------------------------------------------

                        GATX CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)



                                       ---------------------------------------------------------------------------------------------

                                            Railcar               Terminals   Logistics   Great
                                          Leasing and  Financial     and         and        Lakes    Corporate
                                          Management    Services  Pipelines  Warehousing   Shipping  and Other Intersegment   Total
                                          -----------  ---------  ---------  -----------  ---------  --------- ------------   -----
SIX MONTHS ENDED JUNE 30, 1999
- ------------------------------
PROFITABILITY
   Gross income (expense)                  $  278.7    $  301.6   $  138.3   $ 142.1    $   27.5    $   1.8    $   (3.6) $  886.4
   Interest expense                           (25.5)      (56.2)     (25.4)      (.3)       (2.1)      (3.6)         .7    (112.4)
   Depreciation and amortization              (49.3)      (60.4)     (22.3)     (4.9)       (2.1)       (.7)       (1.0)   (140.7)
   Income (loss) before taxes and
      share of affiliates' earnings            54.0        31.5       13.6       1.7         2.8      (15.4)       (1.3)     86.9
   Share of affiliates' earnings                1.7        16.9        7.7        --          --         --          --      26.3
   Net income (loss)                           35.0        36.7       14.6        .6         1.7      (10.4)        (.9)     77.3
CASH FLOW
   Net cash provided by (used
   in)operating activities                     87.4        61.6        9.4       8.4       (12.0)     (27.8)         --     127.0
   Portfolio proceeds                            --       262.7         --        --          --         --          --     262.7
                                       --------------------------------------------------------------------------------------------
       Total cash provided (used)              87.4       324.3        9.4       8.4       (12.0)     (27.8)         --     389.7
   Capital additions and portfolio
       investments                            203.5       409.2       31.0       3.1         3.0        2.4          --     652.2
FINANCIAL POSITION
   Identifiable assets                      1,702.8     2,296.1      985.4     146.4       164.1       21.5       (93.0)  5,223.3
   Debt                                       858.6     1,687.2      670.7       7.6        93.7       93.5        (3.8)  3,407.5
   Equity                                     323.9       303.5      119.3      94.9        31.2      (67.2)       (5.0)    800.6

- -----------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1998
- ------------------------------
PROFITABILITY
   Gross income (expense)                  $  262.1    $  287.9   $  141.4   $ 130.0     $  31.2    $   2.7    $   (.5)  $  854.8
   Interest expense                           (26.7)      (59.6)     (27.2)      (.2)       (2.4)      (3.9)        .5     (119.5)
   Depreciation and amortization              (48.5)      (48.7)     (22.2)     (5.1)       (2.3)       (.6)        --     (127.4)
   Income (loss) before taxes and
      share of affiliates' earnings            51.0        38.7        4.0       (.6)        4.3      (14.4)        --       83.0
   Share of affiliates' earnings                1.1        14.1        6.5        --          --         --         --       21.7
   Net income (loss)                           32.7        35.1        8.6       (.8)        2.8      (10.2)        --       68.2
CASH FLOW
   Net cash provided by (used in)
      operating activities                     85.1        44.9       23.7       2.7        (3.5)      (2.7)                150.2
   Portfolio proceeds                            --       269.8         --        --          --         --         --      269.8
                                          -----------------------------------------------------------------------------------------
         Total cash provided (used)            85.1       314.7       23.7       2.7        (3.5)      (2.7)        --      420.0
   Capital additions and portfolio
     investments                              199.8       308.9       26.3       4.8         2.8         .2         --      542.8
FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                      1,539.9     2,207.2      958.4     144.0       169.1       21.6     (100.9)   4,939.3
     Debt                                     710.4     1,620.9      615.2       7.0        96.5       75.5       (3.9)   3,121.6
     Equity                                   298.3       272.1      117.8      94.7        32.5      (78.4)      (4.1)     732.9
- -----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     COMPARISON OF FIRST SIX MONTHS OF 1999
                           TO FIRST SIX MONTHS OF 1998

GATX Corporation's net income for the first six months of 1999 was $77 million compared to $68 million for the first six months of 1998. Earnings per share on a diluted basis increased 13% to $1.53 from $1.35 for the prior year period.

Gross income of $886 million increased by $32 million from the prior year, while net income was $9 million higher. General American benefited from more railcars on lease and GATX Capital's gross income increased primarily due to a higher investment balance. Gross income at Logistics increased due to higher volumes with existing customers and the addition of new customers. Partially offsetting this increase was nonrecurring 1998 revenue at Terminals related to sold facilities.

Net cash provided by operating activities for the first six months of 1999 was $127 million, a $23 million decrease from last year's period, due to an increase in remarketing gains and deferred taxes, funds placed in escrow pending final settlement of claims, and the timing of working capital requirements. All cash received from asset dispositions, including gain and return of principal, is included in investing activities as portfolio proceeds.

Capital additions and portfolio investments for the first six months of 1999 totaled $652 million, an increase of $109 million from the first six months of 1998. General American invested $204 million, comparable to the six-month period of 1998, in its railcar fleet, facilities, and international affiliates. Terminals' investment of $31 million increased $5 million over the prior year primarily due to investments in joint ventures. Portfolio investments at Financial Services of $409 million were $100 million higher than the prior year and primarily reflect investments in air, rail and technology assets and partnerships. Full year capital additions are expected to be approximately $450 million, while portfolio investments are anticipated to approximate $900 million. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Internally generated cash flow and GATX's external recourse and nonrecourse financing sources will fund capital additions and portfolio investments.

GATX, through its subsidiaries, had unused committed lines of credit of $350 million at June 30, 1999. GATC issued $120 million of 10-year term notes during the first six months of 1999. GATX Capital issued $125 million of medium-term notes and $62 million in nonrecourse debt during the first six months of 1999. Additional financing needs were met by cash flow from operations, portfolio proceeds and short-term debt. General American Transportation Corporation (GATC) has a $650 million shelf registration for pass-through certificates and debt securities of which $220 million of notes and $106 million of pass-through certificates have been issued through June 30, 1999. GATX Capital has a shelf registration for $532 million of which $495 million have been issued through June 30, 1999. Other advances in the statement of cash flows represents funds contractually reimbursable from insurers placed in escrow pending final settlement of claims.

YEAR 2000 READINESS DISCLOSURE
GATX continues to address what is commonly referred to as the Year 2000 problem. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many remediation projects and systems replacements are already in place, and efforts are continuing on others. Most projects are being completed in mid-year 1999. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

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

OTHER MATTERS
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATX utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows.
GATX expects to adopt SFAS No. 133 effective January 1, 2001.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the petroleum, chemical, rail, air, technology and steel industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
General American's gross income for the first six months of 1999 increased 6% from the comparable prior year period due to a larger active fleet. Approximately 82,300 tank and freight cars were on lease throughout North America at June 30, 1999, compared to 79,700 railcars a year ago. With a total North American fleet of 87,500 railcars, utilization at the end of the period was 94%, down from 96% in the prior year period. The Union Pacific related rail congestion problems and strong car demand in the chemical markets contributed to historically high utilization rates in 1998.

Net income increased 7% from the prior year period primarily due to a larger fleet offset by higher fleet repair costs and SG&A costs. Net income approximated 12.5% of revenue and was comparable to the prior year. Asset ownership costs (depreciation, interest, and lease expenses) as a percentage of revenue were in line with the prior year.

FINANCIAL SERVICES (GATX CAPITAL)
Gross income at GATX Capital of $302 million increased $14 million from the prior year period. Gains on the sale of stock which were derived from warrants received during the financing of non-public, start-up companies, and an increase in lease income caused by a higher average investment balance were offset by lower asset remarketing and fee income. Asset remarketing income includes both gains from asset sales and residual sharing fees. Pre-tax asset remarketing income of $47 million was $2 million lower than the last year period. Asset remarketing income does not occur evenly from period to period. Share of affiliates' earnings increased to $17 million for the six months ended June 30, 1999, from $14 million for the first half of 1998.

In the second quarter, GATX Capital sold Centron DPL, Inc. (Centron) which resulted in a favorable $2 million tax benefit. The sale is consistent with GATX Capital's strategy to exit the value-added reselling business.

Net income of $36.7 million increased 5% from last year. The increase is due in part to an increase in share of affiliates' earnings, the tax benefit related to the sale of Centron, and the sale of marketable equity securities offset by an increase in SG&A expenses.

TERMINALS AND PIPELINES (TERMINALS)
Terminals' gross income of $138 million decreased $3 million from the prior year period. Comparisons between periods are affected by locations sold after the first quarter of 1998. Gross income from ongoing operations increased 10% over the prior year. Terminals benefited in 1999 from an increased demand for services, an improved marketing environment, and a nonrecurring gain on the sale of rights it owned along the Central Florida Pipeline that will be used to increase fiber optic capacity. Throughput of petroleum and chemical products was 260 million barrels for ongoing operations during the first six months of 1999, down from 284 million barrels for the same period last year. Capacity utilization of 94% at the end of the second quarter was comparable to the prior year.

On June 10, 1999, a pipeline rupture and explosion occurred on the pipeline owned by Olympic Pipeline Company (Olympic), killing three people and causing property damage as well as damage to the environment. Terminals owns 25.1% of the common shares of Olympic. Management is presently unable to determine the ultimate impact, if any, of this incident on GATX.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business, which positively contributed to share of affiliates earnings in the period.

Terminals' net income of $14.6 million was $6 million higher than last year primarily due to increased revenues and benefits from the 1997 strategic realignment.

LOGISTICS AND WAREHOUSING (LOGISTICS)
GATX Logistics' gross income of $142 million was $12 million higher than the first six months of 1998. The increase in revenues is primarily attributable to higher volumes with existing customers and the addition of new customers.

Logistics reported net income of $.6 million compared to a net loss of $.8 million a year ago. The prior year period included a $1.6 million after-tax receivable write-off related to a customer shutdown. Operating margins for the first half of 1999 were in line with the prior year excluding the impact of the receivable write-off.

GREAT LAKES SHIPPING (AMERICAN STEAMSHIP COMPANY)
American Steamship Company's (ASC) gross income for the first six months of 1999 of $28 million decreased $4 million from the first six months of 1998. Current year gross income also includes a $2.4 million pretax residual sharing gain related to a transaction in which ASC assisted GATX Capital in the sale of a marine asset. Excluding this gain, gross income decreased 20%, reflecting fewer operating days, a decrease in tonnage transported, and lower rates.

Lower than normal water levels, competitive pricing, and lower iron ore shipments resulting from imported steel volumes have negatively impacted current year results. Customer demand for ASC's primary cargoes (iron ore, coal, and limestone) has decreased from the prior year. Looking ahead to the remainder of 1999, it is anticipated that current market conditions will continue to impact results.

ASC's net income for the first six months of 1999 was $1.7 million compared to $2.8 million a year ago. Excluding the current year residual sharing gain, net income decreased $2.7 million as a result of market conditions.

CORPORATE AND OTHER
Corporate and Other net expense of $10 million for 1999 was comparable to the prior year period.


                        COMPARISON OF SECOND QUARTER 1999
                             TO SECOND QUARTER 1998

For the second quarter of 1999 net income was $38 million or $.75 per share, on a diluted basis, as compared to $31 million or $.61 per share for the second quarter of 1998.

Increases and decreases in gross income and net income (loss) between second quarter 1999 and second quarter 1998 for all segments were principally due to the same reasons as discussed previously in relation to the six-month period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

General American Transportation Corporation (GATC) and GATX Terminals Corporation (Terminals), each subsidiaries of GATX Corporation (the Company), together with three other defendants have reached agreement in principle with the Plaintiffs Management Committee with respect to the matter of in re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans, a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The settlement is subject to final approval by the trial court after a fairness hearing.

A trial of the claims of twenty of the plaintiffs (Phase I) had resulted in a jury verdict in September 1997, which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury had awarded punitive damages (Phase II) totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. In July 1999, a trial of the claims of a second group of twenty plaintiffs (Phase III) resulted in a jury verdict which awarded the second group of plaintiffs $344,300 in compensatory damages. It is anticipated that trials of the claims of additional groups of plaintiffs against those defendants who have not settled will be scheduled later this year.

The Company believes that should the settlement be approved, the amounts required to be paid by it, net of proceeds its insurers have committed to pay, would not be material to the Company's consolidated financial position or results of operations. The incident resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. If following a fairness hearing the proposed settlement is not approved, GATC and Terminals will aggressively defend any future trials, and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GATX Capital Corporation is a party to litigation relating to the conversion of ten 747 aircraft from passenger to freighter configuration by one of its affiliates. While the amounts claimed in this matter are substantial, the ultimate liability with respect to such claims cannot be determined at this time.

GATX and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations relating to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability are not likely to be material to GATX's consolidated financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       PAGE

(a)  10     GATX Corporation 1995 Long Term Incentive Compensation Plan
            as amended and restated as of April 23, 1999, incorporated by reference to GATX's Proxy Statement dated March 17, 1999, file
            1-2328.

     11A    Computation of Basic Net Income Per Share of Common Stock.           15

     11B    Computation of Diluted Net Income Per Share of Common Stock.         16

     27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)  No reports on Form 8-K were filed during the reporting period.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GATX CORPORATION
                                           (Registrant)






                                           /s/ Ralph L. O'Hara
                              -------------------------------------------
                                           Ralph L. O'Hara
                                             Controller
                                      (Duly Authorized Officer)





Date:  August 3, 1999