Form 10-Q
period 1999-09-30
GATX CORP
filed 1999-11-08
CIK 40211

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER
     SEPTEMBER 30, 1999                                        1-2328

                             ---------------------

                                GATX CORPORATION


  INCORPORATED IN THE                        IRS EMPLOYER IDENTIFICATION NO.
   STATE OF NEW YORK                                  36-1124040

                             500 WEST MONROE STREET
                             CHICAGO, IL 60661-3676
                                 (312) 621-6200



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                                   ----     -----

     REGISTRANT HAD 49,155,906 SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999.

===============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GATX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30                        SEPTEMBER 30
                                               -------------------------------     --------------------------------
                                                   1999              1998              1999              1998
                                               -------------     -------------     -------------     --------------
GROSS INCOME                                     $ 439.3          $  464.4           $1,325.7          $1,319.2

COST AND EXPENSES
 Operating expenses                                190.1             224.6              605.6             625.9
 Interest                                           58.8              60.3              171.2             179.8
 Provision for depreciation and
   amortization                                     79.6              65.4              220.3             192.8
 Provision for possible losses                       2.9               3.4                8.4              11.2
 Selling, general and administrative                61.4              61.7              186.8             177.5
                                               -------------     -------------     -------------     --------------
                                                   392.8             415.4            1,192.3           1,187.2
                                               -------------     -------------     -------------     --------------

INCOME BEFORE INCOME TAXES AND
  SHARE OF AFFILIATES' EARNINGS                     46.5              49.0              133.4             132.0

INCOME TAXES                                        19.6              20.8               55.5              57.3
                                               -------------     -------------     -------------     --------------

INCOME BEFORE SHARE OF AFFILIATES'
  EARNINGS                                          26.9              28.2               77.9              74.7

SHARE OF AFFILIATES' EARNINGS                       15.3               9.9               41.6              31.6
                                               -------------     -------------     -------------     --------------

NET INCOME                                       $  42.2          $   38.1           $  119.5          $  106.3
                                               =============     =============     =============     ==============

PER COMMON SHARE
 Basic net income per share                      $    .85          $    .78           $   2.42          $   2.16
 Diluted net income per share                         .83               .76               2.36              2.11
 Dividends paid                                       .275              .25                .825              .75

Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

                       GATX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                     SEPTEMBER 30                  DECEMBER 31
                                                         1999                         1998
                                                  -------------------          --------------------
                                                     (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                          $      129.5                   $      94.5
RECEIVABLES
    Trade accounts                                        142.1                         156.2
    Finance leases                                        664.1                         676.0
    Secured loans                                         318.0                         241.6
    Less - Allowance for possible losses                 (145.4)                       (135.9)
                                                  -------------------          --------------------
                                                          978.8                         937.9
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                    2,615.9                       2,567.1
     Tank storage terminals and pipelines               1,208.1                       1,168.2
     Great Lakes vessels                                  209.1                         204.2
     Operating lease investments and other              1,009.7                         770.2
                                                  -------------------          --------------------
                                                        5,042.8                       4,709.7
     Less - Allowance for depreciation                 (2,017.4)                     (1,919.6)
                                                  -------------------          --------------------
                                                        3,025.4                       2,790.1

INVESTMENTS IN AFFILIATED COMPANIES                       818.8                         715.3
OTHER ASSETS                                              406.2                         401.5
                                                  -------------------          --------------------

                                                   $    5,358.7                   $   4,939.3
                                                  ===================          ====================


                                                     SEPTEMBER 30                 DECEMBER 31
                                                         1999                        1998
                                                   -------------------         ------------------
                                                     (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY

ACCOUNTS  PAYABLE                                    $   293.3                 $      353.0
ACCRUED EXPENSES                                          75.5                         54.1
DEBT
   Short-term                                            592.0                        299.9
   Long-term:
      Recourse                                         2,285.0                      2,171.3
      Nonrecourse                                        404.7                        451.9
   Capital lease obligations                             183.9                        198.5
                                                  -------------------          ------------------
                                                       3,465.6                      3,121.6

DEFERRED INCOME TAXES                                    352.9                        325.1
OTHER DEFERRED ITEMS                                     349.2                        352.6
                                                  -------------------          ------------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                4,536.5                      4,206.4

SHAREHOLDERS' EQUITY
   Preferred stock                                         -                            -
   Common stock                                           34.4                         34.3
   Additional capital                                    337.1                        331.6
   Reinvested earnings                                   524.6                        446.0
   Accumulated other comprehensive loss                  (20.0)                       (32.2)
                                                  -------------------          ------------------
                                                         876.1                        779.7
   Less - Cost of common shares in treasury              (53.9)                       (46.8)
                                                  -------------------          ------------------
   TOTAL SHAREHOLDERS' EQUITY                            822.2                        732.9
                                                  -------------------          ------------------

                                                     $ 5,358.7                 $    4,939.3
                                                  ===================          ==================

                       GATX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                                 -----------------------------   -----------------------------
                                                                     1999             1998           1999             1998
                                                                 --------------    -----------   --------------    -----------
OPERATING ACTIVITIES
Net income                                                        $   42.2          $  38.1        $  119.5        $  106.3
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment              (18.4)           (27.2)          (65.3)          (55.7)
      Provision for depreciation and amortization                     79.6             65.4           220.3           192.8
      Provision for possible losses                                    2.9              3.4             8.4            11.2
      Deferred income taxes                                            4.3             10.1            32.6            25.5
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                               17.9             30.9           (44.6)           (7.5)
Other                                                                 (7.8)           (16.1)          (23.2)          (17.8)
                                                                 ------------     ------------   ------------    -------------
     Net cash provided by operating activities                       120.7            104.6           247.7           254.8

INVESTING ACTIVITIES
Additions to operating lease assets and facilities                  (103.3)          (110.2)         (320.5)         (343.3)
Additions to equipment on lease, net of nonrecourse
  financing                                                         (250.5)          (120.8)         (434.2)         (256.8)
Secured loans extended                                               (73.1)           (28.8)         (204.7)         (134.8)
Investments in affiliated companies                                  (40.3)           (17.4)         (136.1)          (71.6)
Other investments and progress payments                              (17.2)           (10.9)          (41.1)          (24.4)
                                                                 ------------     ------------   ------------    -------------
Capital additions and portfolio investments                         (484.4)          (288.1)       (1,136.6)         (830.9)
Portfolio proceeds:
      From remarketing of leased equipment                            31.7             33.3           174.5           144.4
      From return of investment                                      106.3            282.4           226.2           441.1
                                                                 ------------     ------------   ------------    -------------
Total portfolio proceeds                                             138.0            315.7           400.7           585.5
Proceeds from other asset sales                                      199.8            215.6           251.8           231.3
                                                                 ------------     ------------   ------------    -------------
    Net cash (used in) provided by investing activities             (146.6)           243.2          (484.1)          (14.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              67.2             78.8           373.9           188.6
Repayment of long-term debt                                          (79.9)           (75.6)         (350.0)         (258.9)
Net increase (decrease) in short-term debt                            72.7           (405.6)          310.6          (138.9)
Other receipts (advances)                                             36.0              -              (7.9)            -
Repayment of capital lease obligations                                (2.0)            (5.8)          (12.8)          (14.1)
(Repurchase) issuance of common stock and other                       (6.7)             1.5            (1.5)            6.6
Cash dividends                                                       (13.7)           (12.3)          (40.9)          (36.9)
                                                                 ------------     ------------   ------------    -------------
    Net cash provided by (used in) by financing activities            73.6           (419.0)          271.4          (253.6)
                                                                 ------------     ------------   ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              $   47.7          $ (71.2)       $   35.0        $  (12.9)
                                                                 ============     ============   ============    =============

                               GATX CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                         (IN MILLIONS)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                              -------------------------------   ---------------------------
                                                                   1999             1998            1999            1998
                                                              ---------------    ------------   --------------   ----------
Net income                                                       $  42.2          $  38.1         $  119.5        $  106.3

Other comprehensive (loss) income, net of tax:

 Foreign currency translation adjustment                             4.6             (6.6)             6.4           (16.2)

 Unrealized (loss) gain  on securities, net of
   reclassification adjustments (a)                                 (4.8)              .1              5.8             (.5)
                                                              ---------------    ------------   --------------   ----------
Other comprehensive (loss) income                                    (.2)            (6.5)            12.2           (16.7)
                                                              ---------------    ------------   --------------   ----------

COMPREHENSIVE INCOME                                             $  42.0          $  31.6         $  131.7        $   89.6
                                                              ===============    ============   ==============   ==========

(a) Reclassification adjustments:
     Unrealized (loss) gain  on securities                       $   (.9)         $    .2          $  13.3         $   (.2)
     Less - Reclassification adjustment for
       gains realized included in net income                        (3.9)             (.1)            (7.5)            (.3)
                                                              ---------------    ------------   --------------   ----------

     Net unrealized (loss) gain on securities                    $  (4.8)         $    .1         $    5.8        $    (.5)
                                                              ===============    ============   ==============   ==========


                       GATX CORPORATION AND SUBSIDIARIES

                FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                 (IN MILLIONS)

                                          ----------------------------------------------------------------------------------------

                                            Railcar               Terminals   Logistics    Great
                                          Leasing and  Financial     and         and       Lakes    Corporate
                                          Management   Services   Pipelines  Warehousing  Shipping  and Other  Intersegment  Total
                                          -----------  ---------  ---------  -----------  --------  ---------  ------------  -----
THREE MONTHS ENDED SEPTEMBER 30, 1999
PROFITABILITY
     Gross income                          $ 148.2     $  120.4    $  67.2      $ 76.4     $  27.9   $   .7      $  (1.5)   $ 439.3
     Interest expense                        (14.0)       (28.3)     (12.5)        (.2)       (2.4)    (2.0)          .6      (58.8)
     Depreciation and amortization           (24.6)       (38.1)     (11.1)       (2.4)       (2.5)     (.4)         (.5)     (79.6)
     Income (loss) before taxes and
      share of affiliates' earnings           32.2         14.3        4.7         2.0         1.1     (7.8)         -         46.5
     Share of affiliates' earnings              .6         11.0        3.6          .1         -        -            -         15.3
     Net income (loss)                        20.0         19.4        6.0         1.1          .7     (5.0)         -         42.2
CASH FLOW
     Net cash provided by  operating          20.1         60.0       22.7         4.3         7.2      6.4          -        120.7
     activities
     Portfolio proceeds                        -          138.0        -           -           -        -            -        138.0
                                          -----------------------------------------------------------------------------------------
           Total cash provided                20.1        198.0       22.7         4.3         7.2      6.4          -        258.7
     Capital additions and portfolio
      investments                             94.4        369.7       16.7         1.3         1.9       .4                   484.4
FINANCIAL POSITION
     Identifiable assets                   1,670.0      2,459.5      992.1       150.7       160.3     21.4        (95.3)   5,358.7
     Debt                                    805.8      1,846.4      639.2         7.7        92.1     78.2         (3.8)   3,465.6
     Equity                                  335.5        308.5      124.9        95.3        29.9    (66.9)        (5.0)     822.2

-----------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998
PROFITABILITY
     Gross income                         $  134.3     $  154.7    $  74.0      $ 70.5     $  29.9    $ 1.2      $  (.2)   $  464.4
     Interest expense                        (14.6)       (28.1)     (13.6)        (.2)       (2.4)    (1.6)         .2       (60.3)
     Depreciation and amortization           (23.9)       (25.6)     (11.0)       (2.4)       (2.2)     (.3)        -         (65.4)
     Income (loss) before taxes and
      share of affiliates' earnings           27.2         19.7        4.6         1.2         4.3     (8.0)        -          49.0
     Share of affiliates' earnings              .7          6.4        2.8         -            -        -          -           9.9
     Net income (loss)                        17.0         17.7        5.2          .6         2.7     (5.1)        -          38.1
CASH FLOW
     Net cash provided by (used in)
      operating activities                    35.5         53.9       11.8         (.6)       11.1      (.7)      (6.4)       104.6
     Portfolio proceeds                        -          315.7        -             -          -        -          -         315.7
                                          -----------------------------------------------------------------------------------------
           Total cash provided (used)         35.5        369.6       11.8         (.6)       11.1      (.7)      (6.4)       420.3
     Capital additions and portfolio
      investments                             98.4        177.3       16.7         1.2          .4       .5       (6.4)       288.1
FINANCIAL POSITION AT DECEMBER 31, 1998
     Identifiable assets                   1,539.9      2,207.2      958.4       144.0       169.1     21.6     (100.9)     4,939.3
     Debt                                    710.4      1,620.9      615.2         7.0        96.5     75.5       (3.9)     3,121.6
     Equity                                  298.3        272.1      117.8        94.7        32.5    (78.4)      (4.1)       732.9

-----------------------------------------------------------------------------------------------------------------------------------

                       GATX CORPORATION AND SUBSIDIARIES

                FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                 (IN MILLIONS)

                                       ---------------------------------------------------------------------------------------------

                                         Railcar                Terminals   Logistics     Great
                                       Leasing and  Financial     and         and         Lakes    Corporate
                                       Management   Services   Pipelines   Warehousing   Shipping  and Other  Intersegment  Total
                                       ----------   --------   ---------   -----------   --------  ---------  ------------  -----
NINE MONTHS ENDED SEPTEMBER 30, 1999
PROFITABILITY
  Gross income                         $    426.9   $  422.0   $  205.5    $    218.5    $  55.4   $    2.5   $     (5.1)  $1,325.7
  Interest expense                          (39.5)     (84.5)     (37.9)          (.5)      (4.5)      (5.6)         1.3     (171.2)
  Depreciation and amortization             (73.9)     (98.5)     (33.4)         (7.3)      (4.6)      (1.1)        (1.5)    (220.3)
  Income (loss) before taxes and
    share of affiliates' earnings            86.2       45.8       18.3           3.7        3.9      (23.2)        (1.3)     133.4
  Share of affiliates' earnings               2.3       27.9       11.3            .1        -           -            -        41.6
  Net income (loss)                          55.0       56.1       20.6           1.7        2.4      (15.4)         (.9)     119.5
CASH FLOW
  Net cash provided by (used in)
    operating activities                    107.5      121.6       32.1          12.7       (4.8)     (21.4)          -       247.7
  Portfolio proceeds                         -         400.7         -            -          -            -           -       400.7
                                       ---------------------------------------------------------------------------------------------
      Total cash provided (used)            107.5      522.3       32.1          12.7       (4.8)     (21.4)          -       648.4
  Capital additions and portfolio
    investments                             297.9      778.9       47.7           4.4        4.9        2.8           -     1,136.6
FINANCIAL POSITION
  Identifiable assets                     1,670.0    2,459.5      992.1         150.7      160.3       21.4        (95.3)   5,358.7
  Debt                                      805.8    1,846.4      639.2           7.7       92.1       78.2         (3.8)   3,465.6
  Equity                                    335.5      308.5      124.9          95.3       29.9      (66.9)        (5.0)     822.2

------------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998
PROFITABILITY
  Gross income                         $    396.4   $  442.6   $  215.4    $    200.5    $  61.1   $    3.9   $      (.7)  $1,319.2
  Interest expense                          (41.3)     (87.7)     (40.8)          (.4)      (4.8)      (5.5)          .7     (179.8)
  Depreciation and amortization             (72.4)     (74.3)     (33.2)         (7.5)      (4.5)      (0.9)          -      (192.8)
  Income (loss) before taxes and
    share of affiliates' earnings            78.2       58.4        8.6            .6        8.6      (22.4)          -       132.0
  Share of affiliates' earnings               1.8       20.5        9.3            -          -          -            -        31.6
  Net income (loss)                          49.7       52.8       13.8           (.2)       5.5      (15.3)          -       106.3
CASH FLOW
  Net cash provided by (used in)
    operating activities                    120.6       98.8       35.5           2.1        7.6       (3.4)        (6.4)     254.8
  Portfolio proceeds                          -        585.5         -             -          -          -            -       585.5
                                        --------------------------------------------------------------------------------------------
      Total cash provided (used)            120.6      684.3       35.5           2.1        7.6       (3.4)        (6.4)     840.3
  Capital additions and portfolio
    investments                             298.2      486.2       43.0           6.0        3.2         .7         (6.4)     830.9
FINANCIAL POSITION AT DECEMBER 31, 1998
  Identifiable assets                     1,539.9    2,207.2      958.4         144.0      169.1       21.6       (100.9)   4,939.3
  Debt                                      710.4    1,620.9      615.2           7.0       96.5       75.5         (3.9)   3,121.6
  Equity                                    298.3      272.1      117.8          94.7       32.5      (78.4)        (4.1)     732.9


------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    COMPARISON OF FIRST NINE MONTHS OF 1999
                          TO FIRST NINE MONTHS OF 1998

GATX Corporation's net income for the first nine months of 1999 was $119.5 million compared to $106.3 million for the first nine months of 1998. Earnings per share on a diluted basis increased 11.8% to $2.36 from $2.11 for the prior year period.

Gross income of $1,325.7 million increased by $6.5 million from the prior year, while net income was $13.2 million higher. Gross income comparisons between periods are affected by GATX Capital's sale of its value-added reselling business Centron DPL, Inc. (Centron) and the sale or closure of various locations at Terminals. The resulting decrease in gross income was offset by increases at General American and GATX Logistics. General American benefited from more railcars on lease and a gain from the sale of 1,700 grain cars. GATX Logistics' gross income increased due to higher volumes with certain existing customers, new customers and the addition of freight management services.

Net income increased 12.4% from the prior year with strong contributions from General American, GATX Capital and Terminals. Results at Terminals increased $6.8 million through September 1999 due to favorable market conditions and an increase in affiliates' earnings. Earnings were up 10.6% and 6.2% at General American and GATX Capital, respectively. Share of affiliates' earnings grew 31.6% over the prior year period to $41.6 million. Significant contributions were made by GATX Capital's air and technology affiliates and Terminals' distillate blending and distribution affiliate.

Net cash provided by operating activities for the first nine months of 1999 was $247.7 million, a $7.1 million decrease from last year's period. Portfolio proceeds of $400.7 million decreased $184.8 million from the comparable year-ago period as the prior year results included a significant loan repayment. All cash received from asset dispositions, including gain and return of principal, is included in investing activities as portfolio proceeds.

Capital additions and portfolio investments for the first nine months of 1999 totaled $1,136.6 million, an increase of $305.7 million from the first nine months of 1998. General American invested $297.9 million, comparable to the nine-month period of 1998, in its railcar fleet, facilities, and international affiliates. Terminals' investment of $47.7 million increased $4.7 million over the prior year primarily due to investments in joint ventures. Portfolio investments at GATX Capital of $778.9 million were $292.7 million higher than the prior year and reflect increased investments in air and technology assets and partnerships as well as an increase in secured loans. Full year capital additions are expected to be approximately $450 million, while portfolio investments are anticipated to approximate $900 million. These projections may change significantly depending on market conditions. Internally generated cash flow and GATX's external recourse and nonrecourse financing sources will fund capital additions and portfolio investments.

GATX, through its subsidiaries, had unused committed lines of credit of $280.9 million at September

30, 1999. General American Transportation Corporation (GATC) issued $120 million of 10-year term notes during the first nine months of 1999. GATX Capital issued $162 million of medium-term notes and $92 million in nonrecourse debt during the first nine months of 1999. GATC has a $650 million shelf registration for pass-through certificates and debt securities of which $220 million of notes and $106 million of pass-through certificates have been issued through September 30, 1999. GATX Capital has a $532 million shelf registration all of which has been issued through September 30, 1999. Additionally, in September 1999, GATX Capital filed a new shelf registration for $500 million of which the entire amount was available at September 30, 1999. Other receipts/advances in the statement of cash flows represents funds contractually reimbursable from insurers placed in escrow pending final settlement of claims.

In September 1999, GATC completed a sale-leaseback of $143 million of railcars. The lease obligations for this transaction are nonrecourse in nature.

Year 2000 Readiness Disclosure
GATX continues to address what is commonly referred to as the Year 2000 problem. Efforts have been underway for about two years in both modifying and replacing in-house developed software as well as upgrading vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. At this juncture, GATX has substantially completed the major remediation projects and systems replacements of its critical systems which were believed to have Year 2000 problems. Additionally, other less critical information systems have been reviewed and corrective action taken where indicated.

GATX also has reviewed its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is largely completed where there was indicated need.

GATX has inquired of both customers and vendors where the company's information systems interface directly with third parties to ensure that the interfaces and the third party systems are or will be Year 2000 compliant. Where considered appropriate, the company has worked directly with such third parties to test or remediate such systems. The company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, GATX has been inquiring of key vendors in an effort to establish the ability of the provider to deliver product or services on a timely basis in the year 2000.

GATX believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or were not completed timely, the Year 2000 issue could have a significant impact on the operations of the company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of its Year 2000 project thus far, GATX believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the company's efforts have not addressed all potential systems problems, contingency plans are being developed to enable business operations to continue. The total Year 2000 project cost is estimated to not exceed $11 million. These costs have not and are not expected to have a material adverse impact on the company's financial position, results of operations or cash flows.

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

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although GATX believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the petroleum, chemical, rail, air, technology and steel industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATX's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
--------------------------------------------------------------------------------
General American's gross income for the first nine months of 1999 increased 7.6% from the comparable prior year period due to a larger active fleet, higher average rental rates and a pre-tax gain from the sale of 1,700 grain cars. Approximately 82,000 tank and freight cars were on lease throughout North America at September 30, 1999, compared to 81,000 railcars a year ago. With a total North American fleet of 86,600 railcars, utilization at the end of the period was 95%, down from 96% in the prior year period. Rail congestion problems and strong car demand in the chemical markets contributed to historically high utilization rates in 1998.

Net income increased $5.3 million from the prior year period to $55.0 million. Results for the period include several unusual events including the gain related to the grain car sale as well as incremental increases in operating expenses. Net of these items, net income increased 4.4% from the prior year primarily due to the larger fleet. Fleet repair costs and asset ownership costs (depreciation, interest, and lease expenses) as a percentage of revenue were in line with the prior year. SG&A costs were slightly higher than the prior year period.

FINANCIAL SERVICES (GATX CAPITAL)
--------------------------------------------------------------------------------
Gross income at GATX Capital of $422.0 million decreased $20.6 million from the prior year period. Comparisons between periods are affected by the sale of Centron in June 1999. Net of Centron revenues, gross income increased 11.2% over the prior year. Gains on the sale of stock, which were derived from warrants received during the financing of non-public, start-up companies, and an increase in lease income generated from a higher average investment portfolio were offset by lower asset remarketing income. Asset remarketing income includes both gains from asset sales and residual sharing fees. Pre-tax asset remarketing income of $62.1 million was $14.1 million lower than the last year period. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Share of affiliates' earnings increased 36% to $27.9 million for the nine months ended September 30, 1999; air and technology affiliates made significant contributions.

Net income of $56.1 million increased 3.3% from last year. The increase is due in part to an increase in share of affiliates' earnings, a tax benefit related to the sale of Centron, and the sale of stock offset by lower remarketing income, an increase in SG&A expenses, and higher depreciation and amortization. Higher average investment balances in operating leases drove the increase in depreciation and amortization.

TERMINALS AND PIPELINES (TERMINALS)
--------------------------------------------------------------------------------
Terminals' gross income of $205.5 million decreased $9.9 million from the prior year period. Comparisons between periods are affected by locations sold or closed after the first quarter of 1998. Gross income from ongoing operations increased 9.2% over the prior year. Terminals benefited in 1999 from an improved pricing environment and a nonrecurring gain on the sale of rights it owned along the Central Florida Pipeline. Throughput of petroleum and chemical products was 398 million barrels for ongoing operations during the first nine months of 1999, up slightly from 394 million barrels for the same period last year. Capacity utilization of 95% at the end of the third quarter was slightly higher than the prior year period.

On June 10, 1999, a pipeline rupture and explosion occurred on the pipeline owned by Olympic Pipeline Company (Olympic) killing three people and causing property damage as well as damage to the environment. Several complaints for wrongful death have been filed against Olympic as a result of the fatalities. The cause of the incident is being investigated by a number of state and federal agencies. Terminals owns 25.1% of the common shares of Olympic. Management is presently unable to determine the ultimate impact, if any, of this incident on GATX.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999 and has closed others. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business, which positively contributed to share of affiliates earnings in the period.

Terminals' net income of $20.6 million was $6.8 million higher than last year primarily due to increased revenues and benefits from the 1997 strategic realignment and an increase in the contribution from share of affiliates' earnings.

LOGISTICS AND WAREHOUSING (LOGISTICS)
--------------------------------------------------------------------------------
GATX Logistics' gross income of $218.5 million was $18 million higher than for the first nine months of 1998. The increase in revenues is primarily attributable the addition of new customers, specifically related to the freight management business.

Logistics reported net income of $1.7 million compared to a net loss of $.2 million a year ago. The prior year period included a $1.6 million after-tax receivable write-off related to a customer shutdown. Operating margins for the first nine months of 1999 were comparable to the prior year excluding the impact of the receivable write-off.

GREAT LAKES SHIPPING (AMERICAN STEAMSHIP COMPANY)
--------------------------------------------------------------------------------
American Steamship Company's (ASC) gross income for the first nine months of 1999 of $55.4 million decreased $5.7 million from the first nine months of 1998. Current year gross income also includes a $2.4 million pretax residual sharing gain related to a transaction in which ASC assisted GATX Capital in the sale of a marine asset. Excluding this gain, gross income decreased 13.3%, reflecting fewer vessel operating days, a decrease in tonnage transported, and lower rates.

Lower iron ore shipments resulting from imported steel volumes, competitive pricing, and lower than normal water levels have negatively impacted current year results. Customer demand for ASC's primary cargoes (iron ore, coal, and limestone) has decreased from the prior year. Looking ahead to the remainder of 1999, it is anticipated that current market conditions will continue to impact results.

ASC's net income for the first nine months of 1999 was $2.4 million compared to $5.5 million a year ago. Excluding the current year residual sharing gain, net income decreased $4.7 million as a result of the foregoing market conditions.


                        COMPARISON OF THIRD QUARTER 1999
                             TO THIRD QUARTER 1998

For the third quarter of 1999 net income was $42.2 million or $.83 per share, on a diluted basis, as compared to $38.1 million or $.76 per share for the third quarter of 1998.

Increases and decreases in gross income and net income (loss) between third quarter 1999 and third quarter 1998 for all segments were principally due to the same reasons as discussed previously in relation to the nine-month period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

         General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each a subsidiary of GATX Corporation (the "Company"), together with three other defendants have entered into a preliminary settlement agreement with the Plaintiffs Management Committee with respect to the matter of in re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans, a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The Preliminary Settlement Agreement sets forth the terms, conditions and provisions of a settlement of all actual and potential claims by members of the class against the compromising defendants, subject to preliminary approval by the trial court and final approval by the trial court following a fairness hearing as required by the Louisiana Code of Civil Procedure. A sixth defendant has entered into a separate preliminary settlement agreement.

         A trial of the claims of twenty of the plaintiffs (Phase I) had resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury had awarded punitive damages (Phase II) totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. In July of 1999, a trial of the claims of a second group of twenty plaintiffs (Phase III) resulted in a jury verdict which awarded the second group of plaintiffs $344,300 in compensatory damages. It is anticipated that trials of the claims of additional groups of plaintiffs against those defendants who have not settled will be scheduled later this year.

         The Company believes that should the Preliminary Settlement Agreement be approved, the amounts required to be paid by it are not likely to be material to the Company's consolidated financial position or results of operations. The incident resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. If the proposed settlement is not approved, GATC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

         GATX has previously reported that GATX Capital Corporation ("Capital"), a wholly owned subsidiary of the company, is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). Actions with respect to nine of the ten aircraft affected by the AD have been consolidated in the Federal District Court for the Northern District of California. These cases have been scheduled for trial beginning April 3, 2000.

         On August 27, 1999 the United States District Court for the Western District of Washington dismissed GATX/Airlog Company's action against the FAA, GATX/Airlog v. United States of America (No. C98-1029). This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act is applicable to the action against the FAA. Capital believes the Court's ruling is erroneous. A notice of appeal to the Circuit Court of Appeals for the Ninth Circuit has been filed.

         On October 27, 1999, the Court ruled on Evergreen's December 12, 1998 motion for partial summary judgement in GATX/Airlog Company v. Evergreen International Airlines (No. C-96-2494 WHO). The Court ruled: (1) the limitation on damages clause in the contracts which precludes consequential damages is not unenforceable as a matter of law; (2) the contracts under which certain Evergreen planes were converted included a warranty of the modification design;
(3) certain claims by Evergreen are not barred by the statute of limitations; and (4) as to one airplane modification, which was guaranteed by Capital, Capital can be held liable if any judgement were imposed against GATX/Airlog. The Court also ruled that whether any warranty was breached is a triable issue of fact.

         While the results of any litigation are impossible to predict with certainty, Capital believes that the claims arising out of the issuance of the AD are without merit, and that Capital and GATX/Airlog Company have adequate defenses thereto.

         GATX and its subsidiaries are engaged in various matters of litigation including, but not limited to, the matters described above, and have a number of unresolved claims pending, including proceedings under laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability are not likely to be material to GATX's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   PAGE

(a)   11A   Computation of Basic Net Income Per Share of Common Stock        17

      11B   Computation of Diluted Net Income Per Share of Common Stock      18

      27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) Form 8-K filed on October 5, 1999, reporting an order for aircraft by a joint venture in which an indirect wholly owned subsidiary participates.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GATX CORPORATION
                                            (Registrant)






                                        /s/ Brian A. Kenney
                                  ---------------------------------
                                          Brian A. Kenney
                                      Chief Financial Officer
                                      (Duly Authorized Officer)





Date:  November 8, 1999