Form 10-K
period 1999-12-31
GATX CORP
filed 2000-03-17
CIK 40211

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
       Title of each class or series                       which registered
----------------------------------------------         ------------------------

Common Stock                                            New York Stock Exchange
                                                        Chicago Stock Exchange

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         As of March 10, 2000, 48,199,074 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 14, 2000, closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $1,500.2 million.

                       Documents Incorporated by Reference

         Portions of the GATX Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 17, 2000, are incorporated by reference into Part III.

PART I

Item 1.  Business

GATX Corporation is a holding company whose subsidiaries engage in the leasing and management of railroad tank cars and other specialized railcars; arrange and service the financing of equipment and other capital assets; and provide logistics and supply chain services related to chemicals, petroleum, and dry goods. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999 on pages 29 through 33, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                                    GATX Rail

GATX Rail ("Rail"), formerly General American Transportation Corporation, is headquartered in Chicago, Illinois. Rail is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1999, its North American fleet consisted of approximately 87,800 railcars, comprised of 67,900 tank cars and 19,900 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to 76,000 railcars in the United States, Rail has 9,200 railcars in its Canadian fleet and 2,600 railcars in its Mexican fleet. The utilization rate of Rail's North American railcar fleet as of December 31, 1999, was approximately 95%. Rail's railcars have a depreciable life of 20 to 33 years and an average age of approximately 16 years.

In addition to the North American fleet, Rail's investments in affiliated companies result in ownership interests in two European fleets. Rail owns a 46% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and an 18.8% interest in AAE Cargo, headquartered in Switzerland.

Rail's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1999, approximately 47% of railcar leasing revenue was attributable to shipments of chemical products, 31% to food and other products, and 22% to petroleum products. Rail leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Rail typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. Rail purchases most of its new railcars from Trinity Industries, Inc., a Dallas-based metal products manufacturer. Under its full service leases, Rail maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Internet website, Rail provides customers with timely analysis, performance statistics, and mechanical record information to enhance and maximize the utilization of their leased railcars. Rail also maintains a network of major service centers consisting of four domestic, four Canadian and one Mexican facility. To supplement the nine major service centers, Rail utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

The full-service railcar leasing industry is comprised of Rail, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. As of the end of 1999, Rail had 23% of the 266,000 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.

                               Financial Services

Financial Services represents GATX Capital Corporation and its subsidiaries and affiliates, which arrange and service the financing of equipment and other capital assets on a worldwide basis, and American Steamship Company, which operates self-unloading vessels on the Great Lakes. Headquartered in San Francisco, California, Financial Services provides financing primarily to the aircraft, rail, technology and marine industries. These financings, which are held within Financial Services' own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value. For its transaction structuring and portfolio management services, Financial Services receives fees at the time the transaction is completed, an asset is remarketed, and/or on an ongoing basis. In the second quarter of 1999, Financial Services sold Centron DPL, Inc. which is consistent with its strategy to exit the value-added reselling business.

Financial Services primarily competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, financing arms of equipment manufacturers, and other Great Lakes commercial fleets. No single customer accounts for more than 5% of Financial Services' revenues. In addition to its San Francisco home office, Financial Services has 5 domestic and 11 foreign offices.

                           Integrated Solutions Group

The Integrated Solutions Group ("ISG") provides logistics and supply chain services related to chemicals, petroleum, and dry goods. At its terminal facilities and pipelines, chemical and petroleum products are stored, handled, blended, and transferred at key points in the bulk liquid distribution chain. Many of these facilities also are linked with major interstate pipelines. ISG also has several smaller operating companies providing a variety of logistic services to the bulk liquid chemical industry. Within the dry goods sector, ISG is a major third-party provider of distribution and logistics support services and warehousing facilities in the United States. Examples of services provided are integrated logistics solutions, just-in-time delivery systems, warehousing, packaging, sub-assembly, freight management, and returns management.

ISG is headquartered in Chicago, Illinois. Through its operating companies, ISG owns and operates 15 terminal sites and 57 warehouse facilities throughout North America and also holds interests in European, Asian, North American, and Latin American facilities. Additionally, ISG owns or holds interests in four refined pipeline systems.

ISG serves over 800 customers including major oil and chemical companies, larger independent refiners, and a broad variety of manufacturing, e-commerce, and distribution companies. No single customer accounts for more than 5% of ISG's revenue.

Within the worldwide public petroleum and chemical terminaling industry, Koninkliijke Vopak ("Vopak") is the largest in terms of capacity followed by ISG. During 1999, the merger of two Dutch companies, PAKHOED N.V. and Van Ommeren N.V formed Vopak. Additionally, smaller terminaling companies as well as oil and chemical companies that have significant storage capacity compete with ISG in a number of markets. ISG's pipelines compete with rail, trucks, and other pipelines for movement of liquid petroleum products. In early 2000, ISG announced that GATX Terminals Corporation ("Terminals") purchased Vopak's 50% ownership in Gamatex N.V., located in Belgium, and Tankstore Ltd., located in Singapore. The result gave Terminals 100% ownership in both Gamatex N.V. and Tankstore Ltd. In turn, Terminals sold to Vopak its 50% ownership interest in Tees Storage Company Ltd., a terminal facility in Middlesborough, England. Within the dry goods warehousing, distribution, and logistics services sector, ISG competes with in-house or private operations, other national operators, multi-regional and local operators, major trucking companies, and providers of specialized distribution services.

Industries from which ISG derived 10% or more of its 1999 revenue include petroleum (36%), food and grocery (19%), automotive (16%), and chemical (12%).

Trademarks, Patents and Research Activities

Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Seasonal Nature of Business

Marine shipping operations are seasonal due to the effects of winter weather conditions on the Great Lakes. However, seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

Customer Base

GATX as a whole is not dependent upon a single customer or a few customers.

Employees

GATX and its subsidiaries have approximately 6,300 active employees, of whom 26% are hourly employees covered by union contracts.

Environmental Matters

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

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for study and clean-up costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"). Under these Acts and comparable state laws, GATX may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. GATX has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GATX is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in clean-up or restoration efforts by others, GATX's total clean-up costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

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

GATX's environmental reserve at the end of 1999 was $87 million and reflects GATX's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $12 million in each of 1999 and 1998. Expenditures charged to the reserve amounted to $8 million and $9 million in 1999 and 1998, respectively.

In 1999, GATX made capital expenditures of $8 million for environmental and regulatory compliance compared to $5 million in 1998. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or planned would require capital expenditures of approximately $11 million in 2000. GATX anticipates it will make annual expenditures at approximately the same level over each of the next three years.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999 on page 60, GATX Locations of Operations (page reference is to the Annual Report to Shareholders). The major portion of land for terminal operations is owned; the balance, including some of its dock facilities, is leased. Most of the warehouses operated by the warehousing and logistics operations are leased; the others are managed for third parties.

Item 3.  Legal Proceedings

GATX Capital Corporation ("Capital"), a subsidiary of GATX Corporation ("The Company"), is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD has the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog"), a California general partnership. A subsidiary of Capital, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STCs") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error."

On July 11, 1996, Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) with respect to three Affected Aircraft seeking a declaration that neither Airlog nor the Company has any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the AD to its three Affected Aircraft. Evergreen alleges approximately $160 million in compensatory damages and also seeks unspecified punitive damages.

On June 5, 1997, the Court ruled on Airlog's previously filed motion for partial summary judgment against Evergreen. The Court ruled that the Purchase Agreement covering one Evergreen aircraft was a contract for the sale of goods, and that claims thereunder were barred by the four-year statute of limitations under the California Commercial Code (the "Code"); but that the Modification Agreements covering two aircraft owned by Evergreen were contracts of services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied Airlog's motion for Summary Judgment with respect to Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts, which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen to proceed with its claim for breach of warranty under the Modification Agreements and its claim of negligent misrepresentation.

On October 27, 1999, the Court issued its ruling on Evergreen's previously filed motion for partial summary judgment regarding two Affected Aircraft. The Court ruled: (i) the limitation on damages clause in the contracts under which the Evergreen planes were converted which precludes consequential damages is not unenforceable, (ii) the contracts included a warranty of the modification design
(iii) certain claims by Evergreen are not barred by the statute of limitations and (iv) as to one airplane modification, which was guaranteed by Capital, Capital can be held liable if any judgment were imposed against Airlog. The Court also ruled that whether any warranty was breached is a triable issue of fact.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, Capital, Airlog Management Corp., and others asserting that Airlog and Capital are liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The complaint asks in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. The AIA claim was recently assigned to Kalitta Air ("Kalitta Air"). Kalitta Air alleges $480 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

On June 4, 1997, Tower Air, Inc. filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against Capital, Airlog, an officer of Capital and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action in fraud and deceit, negligent misrepresentation, breach of contract and negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees, and unspecified punitive damages.

On February 25, 1998, The Bank of New York ("BNY") filed an action, as purported beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, Capital and others. This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation, and unfair competition. BNY alleges approximately $19 million in compensatory damages, prejudgment interest and unspecified punitive damages.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, Capital, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the AD to the three aircraft owned by GECC. GECC alleges approximately $100 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

Airlog, Capital, and others have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft, alleging causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity, and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation. In February 2000, Airlog stipulated to the dismissal of its fraudulent, negligent and innocent misrepresentation and professional negligence causes of action against Pemco Aeroplex, Inc.

On July 24, 1998, Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98-1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above. On August 27, 1999, the Court dismissed Airlog's action against the United States. This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act is applicable to Airlog's claim. Airlog is appealing that decision to the Circuit Court of Appeals for the Ninth Circuit.

On January 25, 1999, the FAA issued a letter to Airlog stating that satisfactory accomplishment of a number of Airlog generated Service Bulletins on an Affected Aircraft would remove the limitations of the AD. On or about February 26, 1999, the first Affected Aircraft, owned by Evergreen, returned to revenue service.

Actions with respect to nine of the ten Affected Aircraft have been consolidated for trial in the Federal District Court for the Northern District of California. On February 1, 2000, the judge assigned to these cases recused himself. The case has been assigned to a new judge. As a result of this reassignment, the trial of these cases, which had been set for April 3, 2000, has been removed from the calendar.

While the results of any litigation are impossible to predict with certainty, Capital believes that each of the foregoing claims brought against it is without merit, and that Capital and Airlog have adequate defenses thereto.

GATX Rail Corporation ("GRC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX, are two of the nine defendants named in In re New Orleans Tank Car Leakage Fire Litigation, Civil Action No. 87-16374, Civil District Court for the Parish of Orleans, State of Louisiana (the "Tank Car Litigation"). The litigation arises from the September 1987 leak of butadiene from a tank car owned by GRC and the subsequent fire. The butadiene was loaded into the tank car at a facility owned and operated by Terminals. Discovery taken to date has shown the leak and fire did not cause any deaths or serious personal injuries, but did result in an approximate thirty-six hour evacuation of persons in the effected area.

The Tank Car Litigation was certified as a class action in 1993. A trial of the compensatory damage claim of twenty selected plaintiffs and of the punitive damage claims of the class was conducted in 1997. In September 1997, the jury awarded approximately $1,900,000 plus interest as compensatory damages to the twenty plaintiffs and $3.4 billion as punitive damages in favor of the class including $190,000,000 against Terminals. GRC is not liable for punitive damages. In July 1999, the Court conducted a trial on the compensatory claims of an additional twenty plaintiffs; the jury awarded a total of $344,300 in compensatory damages.

In October 1999, GRC, Terminals, three other defendants and the Plaintiffs' Management Committee acting on behalf of the Class executed a settlement agreement (the "Preliminary Settlement Agreement") which provides for the release of any and all claims against the five defendants, including GRC or Terminals arising out of the tank car incident, including all of the claims asserted by the class. In November 1999, the Court gave preliminary approval to the settlement and directed that notice of the proposed settlement be given to all class members and other interested persons. The Court also ordered that a final hearing on the settlement will be conducted on March 22, 2000, (the "Fairness Hearing"). A sixth defendant has entered into a separate settlement agreement with the class.

At the Fairness Hearing, the Court will consider objections to the settlement and determine whether the settlement is fair, adequate and reasonable to the class. Should the settlement be approved, the Tank Car Litigation will be dismissed with prejudice as to GRC, Terminals and the settling defendants; GRC and Terminals will be released of any and all claims arising out of or relating to the tank car incident including all claims of the class and of the class members for compensatory and punitive damages; and GRC and Terminals will be indemnified with respect to all such claims.

The Company believes that should the Preliminary Settlement Agreement be approved, the amounts required to be paid by GRC and Terminals in connection therewith would not be material to the Company's consolidated financial position or results of operations. In the event the proposed settlement is not approved, GRC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GATX and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management believes that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability could be material to the results of operations for a given quarter or year but are not likely to be material to GATX's consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                                                                   OFFICE
                                                                                                    HELD
            NAME                                          OFFICE HELD                               SINCE             AGE
-------------------------         -----------------------------------------------------            -------          -------
Ronald H. Zech                      Chairman, President and Chief Executive Officer                 1996               56

David M. Edwards                    Senior Vice President                                           1999               48

David B. Anderson                   Vice President, Corporate Development, General                  1995               58
                                        Counsel and Secretary

William L. Chambers                 Counsel to the Chief Executive Officer                          1993               62

Gail L. Duddy                       Vice President, Human Resources                                 1999               47

Brian A. Kenney                     Vice President and Chief Financial Officer                      1999               40

Ralph L. O'Hara                     Controller and Chief Accounting Officer                         1986               55

Clifford J. Porzenheim              Vice President, Corporate Strategy                              1999               36

William J. Hasek                    Treasurer                                                       1999               43

Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. In 1994, Mr. Zech was elected as President and Chief Operating Officer of GATX. On January 1, 1996, he was elected as Chief Executive Officer and on April 26, 1996, Chairman. Mr. Edwards was Senior Vice President and Chief Financial Officer of GATX from 1994 to 1999. Mr. Anderson was Vice President, Corporate Development, General Counsel and Secretary of Inland Steel Industries from 1986 until 1995. Concurrently, he served as President of Inland Engineered Materials Corporation. Ms. Duddy joined GATX in 1992 as Director of Compensation and in 1995 also assumed responsibility for the benefits function. In 1997, Ms. Duddy was elected Vice President, Compensation, Benefits and Corporate Human Resources. Mr. Kenney was Vice President, Finance of GATX from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996. Mr. Porzenheim was the Director of Corporate Development for GATX from 1996 to 1998. Mr. Porzenheim was a consultant with the Boston Consulting Group from 1993 to 1996. Mr. Hasek was the Director of Financial Analysis and Budgeting from 1997 to 1999 and Manager of Corporate Finance from 1995 to 1997.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, on page 55, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6.  Selected Financial Data

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, on pages 56 and 57, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, the management's discussion and analysis of 1999 compared to 1998 on pages 23-25, 29, 31, and 33-36, the financial data of business segments on pages 32 and 33, and the management's discussion and analysis of 1998 compared to 1997 on pages 58 and 59, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, the management's discussion and analysis of 1999 compared to 1998 on page 34 which is incorporated by reference herein (page reference is to the Annual Report to Shareholders).

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

          Consolidated Statements of Operations - Years Ended December 31, 1999,
            1998 and 1997, on page 28.

          Consolidated Balance Sheets - December 31, 1999 and 1998, on page 30.

          Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
            1998 and 1997, on page 32.

          Consolidated Statements of Changes in Shareholders' Equity - December
            31, 1999, 1998 and 1997, on page 37.

          Consolidated Statements of Comprehensive Income (Loss) - Years Ended
            December 31, 1999, 1998 and 1997, on page 37.

          Notes to Consolidated Financial Statements on pages 38 through 54.

Consolidated quarterly financial data is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999, on page 55, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 17, 2000, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11.  Executive Compensation

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 17, 2000, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 17, 2000, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.

(a)      1.    Financial Statements

               The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended December 31, 1999, are filed in response to Item 8:

               Consolidated Statements of Operations - Years Ended December 31,
                 1999, 1998 and 1997.

               Consolidated Balance Sheets - December 31, 1999 and 1998.

               Consolidated Statements of Cash Flows - Years Ended December 31,
                 1999, 1998 and 1997.

               Consolidated Statements of Changes in Shareholders' Equity -
                 December 31, 1999, 1998 and 1997.

               Consolidated Statements of Comprehensive Income (Loss) - Years
                 Ended December 31, 1999, 1998 and 1997.

               Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules:                             Page

               Schedule I  Condensed Financial Information of Registrant  17-20

               Schedule II Valuation and Qualifying Accounts               21

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

(c)            Exhibit Index


Exhibit
 Number                         Exhibit Description                       Page
3A.            Restated Certificate of Incorporation of GATX Corporation,
               as amended, incorporated by reference to GATX's Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1991, file number 1-2328. Third Amendment of
               said Plan effective as of April 23, 1999, incorporated by
               reference to GATX's Proxy Statement dated March 17, 1999.
               Fourth Amendment of said Plan effective as of
               December 1, 1999, submitted to the SEC on Form S-8, file
               number 333-91865.

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

10I.           Amendment to Executive Deferred Income Plan Participation
               Agreements between GATX and participating executive officers entered into as of April 23, 1993, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, file number 1-2328.

10J. Directors' Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996, Summary of Plan incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.

10K. Agreement for Continued Employment Following Change of Control or Disposition of a Subsidiary between GATX Corporation and certain executive officers dated as of January 1, 1998, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, file number 1-2328.

10L. Letter Agreement dated August 17, 1993, between William Chambers and GATX, incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, file number 1-2328.

10M. Letter Agreement dated May 31, 1995, between David B. Anderson and GATX, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, file number 1-2328.

10N. Arrangements between James J. Glasser and GATX associated with Mr. Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996, entitled "Termination of Employment and Change of Control
               Arrangements" are incorporated herein by reference thereto, file number 1-2328.

11A.           Computation of Basic Net Income (Loss) Per Share.                      22

11B.           Computation of Diluted Net Income (Loss) Per Share.                    23

12.            Statement regarding computation of ratios of earnings to combined
               fixed charges and preferred stock dividends.                           24

Exhibit
 Number                         Exhibit Description                                  Page
13.            Annual Report to Shareholders for the year ended December 31,
               1999, pages 21- 62 with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.
               Submitted to the SEC along with the electronic submission of this
               Report on Form 10-K.

21.            Subsidiaries of the Registrant.                                        25

23.            Consent of Independent Auditors.                                       26

24.            Powers of Attorney with respect to the Annual Report on Form
               10-K for the fiscal year ended December 31, 1999, file number
               1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27.1 Financial Data Schedule for GATX Corporation for the fiscal year ended December 31, 1999, file number 1-2328. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

27.2 Restated Financial Data Schedule for GATX Corporation for the year to date periods ended March 31, 1999, June 30, 1999,
               September 30, 1999 and December 31, 1997

27.3 Restated Financial Data Schedule for GATX Corporation for the year to date periods ended March 31, 1998, June 30, 1998,
               September 30, 1998 and December 30, 1998.

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

                                                     GATX CORPORATION
                                                       (Registrant)

                                                   /s/ Ronald H. Zech
                                                   ----------------------------
                                                       Ronald H. Zech
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                       March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




           /s/ Ronald H. Zech
-----------------------------------
             Ronald H. Zech               Chairman, President and
             March 17, 2000               Chief Executive Officer



          /s/ Brian A. Kenney
-----------------------------------
            Brian A. Kenney               Vice President and
             March 17, 2000               Chief Financial Officer



          /s/ Ralph L. O'Hara
-----------------------------------
            Ralph L. O'Hara               Controller and
             March 17, 2000               Chief Accounting Officer


Rod F. Dammeyer         Director          By     /s/ David B. Anderson
James M. Denny          Director             ----------------------------------
Richard Fairbanks       Director                     David B. Anderson
William C. Foote        Director                    (Attorney in Fact)
Deborah M. Fretz        Director
Richard A. Giesen       Director
Miles L. Marsh          Director
Michael E. Murphy       Director
John W. Rogers, Jr.     Director

                                          Date:  March 17, 2000

REPORT OF INDEPENDENT AUDITORS




Shareholders and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation and subsidiaries for the year ended December 31, 1999. These financial statements and related schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                ERNST & YOUNG LLP





January 25, 2000
Chicago, Illinois

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                  (IN MILLIONS)


                                               YEAR ENDED DECEMBER 31
                                             ---------------------------
                                               1999      1998      1997
                                             --------  --------  -------
GROSS INCOME                                 $    1.9  $    3.2  $   1.4

COSTS AND EXPENSES
   Interest                                      28.2      28.3     29.4
   Provision for depreciation                     1.3       1.1      1.0
   Selling, general and administrative           17.6      21.4     20.6
                                             --------  --------  -------

                                                 47.1      50.8     51.0
                                             --------  --------  -------

LOSS BEFORE INCOME TAXES AND SHARE OF
   NET INCOME (LOSS) OF SUBSIDIARIES            (45.2)    (47.6)   (49.6)

INCOME TAX BENEFIT                              (15.4)    (16.4)   (17.1)
                                             --------  --------  -------

LOSS BEFORE SHARE OF NET INCOME (LOSS)
   OF SUBSIDIARIES                              (29.8)    (31.2)   (32.5)

SHARE OF NET INCOME (LOSS) OF SUBSIDIARIES      181.1     163.1    (18.4)
                                             --------  --------  -------

NET INCOME (LOSS)                            $  151.3  $  131.9  $ (50.9)
                                             ========  ========  =======


Note: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (IN MILLIONS)

                                                            DECEMBER 31
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
ASSETS

CASH AND CASH EQUIVALENTS                              $   (1.1)   $     .2

OPERATING LEASE ASSETS AND FACILITIES                      12.8        11.7
Less - Allowance for depreciation                          (6.3)       (5.4)
                                                       --------    --------
                                                            6.5         6.3

INVESTMENT IN SUBSIDIARIES                              1,326.8     1,216.6

OTHER ASSETS                                               14.0        13.7

                                                       --------    --------

                                                       $1,346.2    $1,236.8
                                                       ========    ========



LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  $   17.2    $   10.7

DUE TO SUBSIDIARIES                                       489.4       483.1

OTHER DEFERRED ITEMS                                        3.6        10.1
                                                       --------    --------

   TOTAL LIABILITIES AND DEFERRED ITEMS                   510.2       503.9

SHAREHOLDERS' EQUITY
   Preferred stock                                           --          --
   Common stock                                            34.5        34.3
   Additional capital                                     338.7       331.6
   Reinvested earnings                                    543.0       446.0
   Accumulated other comprehensive income (loss)            1.2       (32.2)
                                                       --------    --------

                                                          917.4       779.7
   Less - Cost of shares in treasury                      (81.4)      (46.8)
                                                       --------    --------


   TOTAL SHAREHOLDERS' EQUITY                             836.0       732.9
                                                       --------    --------

                                                       $1,346.2    $1,236.8
                                                       ========    ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                  (IN MILLIONS)


                                                              YEAR ENDED DECEMBER 31
                                                           -----------------------------
                                                            1999       1998       1997
                                                           -------    -------    -------
OPERATING ACTIVITIES
   Net income (loss)                                       $ 151.3    $ 131.9    $ (50.9)
   Adjustments to reconcile net income/loss to net
      cash provided by operating activities:
         Depreciation                                          1.3        1.1        1.0
         Deferred income tax benefit                          (7.4)      (8.2)      (7.9)
         Share of net income (loss) of subsidiaries less
             dividends received                              (74.3)     (90.9)     113.7
   Other, including working capital                            4.2        (.2)      (3.5)
                                                           -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     75.1       33.7       52.4


INVESTING ACTIVITIES
   Additions to operating lease assets and facilities         (1.1)       (.8)        --
                                                           -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES                         (1.1)       (.8)        --

FINANCING ACTIVITIES
   (Repurchase) issuance of common stock and other           (27.3)       9.0       12.4
   Cash dividends to shareholders                            (54.3)     (49.3)     (49.4)
   Advances from (to) subsidiaries                             6.3        6.5      (14.5)
                                                           -------    -------    -------

NET CASH USED IN FINANCING ACTIVITIES                        (75.3)     (33.8)     (51.5)
                                                           -------    -------    -------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                        $  (1.3)   $   (.9)   $    .9
                                                           =======    =======    =======

                                GATX CORPORATION
                                (PARENT COMPANY)

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (IN MILLIONS)




                                                      YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                   1999      1998       1997
                                                  -------   -------    -------
Net income (loss)                                 $ 151.3   $ 131.9    $ (50.9)

Other comprehensive income (loss), net of tax
      Foreign currency translation gain (loss)        5.1     (16.3)     (28.3)
      Unrealized gain (loss) on securities, net      28.3       2.0       (1.0)
                                                  -------   -------    -------
Other comprehensive loss                             33.4     (14.3)     (29.3)
                                                  -------   -------    -------

COMPREHENSIVE INCOME (LOSS)                       $ 184.7   $ 117.6    $ (80.2)
                                                  =======   =======    =======

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        GATX CORPORATION AND SUBSIDIARIES

                                  (IN MILLIONS)



---------------------------------------------------------------------------------------------------------------------------------
COL. A                                       COL. B          COL. C            COL. D              COL. E            COL. F
---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------
                                                                      Additions
                                                          -----------------------------------
DESCRIPTION                                Balance at      Charged to        Charged to                             Balance
                                            Beginning       Costs and      Other Accounts-       Deductions        at End of
                                            of Period       Expenses          Describe            Describe           Period
---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------
Year ended December 31, 1999:
   Allowance for possible
      losses - Note A                       $  135.9         $  11.3        $    3.7 (B)      $   (35.2) (C)       $   115.7

Year ended December 31, 1998:
   Allowance for possible
      losses - Note A                       $  128.5         $  14.7        $    4.3 (B)      $   (11.6) (C)       $   135.9

Year ended December 31, 1997:
   Allowance for possible
      losses - Note A                       $  121.1         $  11.1        $    3.3 (B)      $     (7.0) (C)       $  128.5


Note A - Deducted from asset accounts.

Note B - Represents principally the recovery of amounts previously written off.

Note C - Represents principally reductions in asset values charged off and uncollectible amounts.