Form 10-Q
period 2000-03-31
GATX CORP
filed 2000-05-10
CIK 40211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER
        MARCH 31, 2000                                   1-2328

                          ---------------------------

                                GATX CORPORATION

     INCORPORATED IN THE                        IRS EMPLOYER IDENTIFICATION NO.
      STATE OF NEW YORK                                   36-1124040

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

     REGISTRANT HAD 47,688,928 SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 28, 2000.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                                          March 31
                                                -------------------------------
                                                    2000              1999
                                                -------------     -------------
GROSS INCOME
    Lease, interest and financing services        $ 290.2           $ 252.3
    Distribution services                           156.1             142.5
    Other income                                     (1.2)             36.4
                                                -------------     -------------
    REVENUES                                        445.1             431.2
    Share of affiliates' earnings                    22.0              20.2
                                                -------------     -------------
TOTAL GROSS INCOME                                  467.1             451.4

OWNERSHIP COSTS
    Depreciation and amortization                    96.0              68.5
    Interest                                         68.4              55.0
    Operating lease expense                          56.6              54.1
                                                -------------     -------------
TOTAL OWNERSHIP COSTS                               221.0             177.6

OTHER COSTS AND EXPENSES
    Operating expenses                              119.9             149.5
    Selling, general and administrative              57.4              54.8
    Provision for possible losses                     2.2               2.6
                                                -------------     -------------

INCOME BEFORE INCOME TAXES                           66.6              66.9
INCOME TAXES                                         26.0              27.7
                                                -------------     -------------

NET INCOME                                       $   40.6          $   39.2
                                                =============     =============

 PER COMMON SHARE
    Basic net income per share                  $      .84         $     .79
    Diluted net income per share                $      .82         $     .78
    Dividends paid                              $      .30         $     .275

Note - The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                March 31     December 31
                                                  2000          1999
                                               -----------   -----------
                                               (Unaudited)
ASSETS


CASH AND CASH EQUIVALENTS                      $    123.7    $    102.5
RECEIVABLES
    Trade accounts                                  127.5         153.6
    Finance leases                                  685.4         645.7
    Secured loans                                   426.2         358.0
    Less - Allowance for possible losses           (112.6)       (115.7)
                                               ----------    ----------
                                                  1,126.5       1,041.6
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities              2,820.0       2,698.7
     Tank storage terminals and pipelines         1,496.6       1,221.7
     Operating lease investments and other        1,475.6       1,404.5
                                               ----------    ----------
                                                  5,792.2       5,324.9
     Less - Allowance for depreciation           (2,193.1)     (2,042.9)
                                               ----------    ----------
                                                  3,599.1       3,282.0

INVESTMENTS IN AFFILIATED COMPANIES                 927.6         957.3
OTHER ASSETS                                        516.0         483.4
                                               ----------    ----------

                                               $  6,292.9    $  5,866.8
                                               ==========    ==========

                                                  March 31       December 31
                                                     2000            1999
                                                 -----------     -----------
                                                 (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY

ACCOUNTS  PAYABLE                                $   307.1        $  372.3
ACCRUED EXPENSES                                      62.1            65.8
DEBT
   Short-term                                        735.9           377.4
   Long-term:
      Recourse                                     2,778.7         2,785.7
      Nonrecourse                                    534.4           463.8
   Capital lease obligations                         178.1           183.1
                                                 ----------       --------
                                                   4,227.1         3,810.0

DEFERRED INCOME TAXES                                533.8           457.2
OTHER DEFERRED ITEMS                                 324.5           325.5
                                                 ----------       --------

   TOTAL LIABILITIES AND DEFERRED ITEMS            5,454.6         5,030.8

SHAREHOLDERS' EQUITY
   Preferred stock                                     -               -
   Common stock                                       34.6            34.5
   Additional capital                                341.6           338.7
   Reinvested earnings                               569.1           543.0
   Accumulated other comprehensive gain                4.2             1.2
                                                 ----------       --------
                                                     949.5           917.4
   Less - Cost of common shares in treasury         (111.2)          (81.4)
                                                 ----------       --------
   TOTAL SHAREHOLDERS' EQUITY                        838.3           836.0
                                                 ----------       --------

                                                 $ 6,292.9        $5,866.8
                                                 =========        ========

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                           ----------------------------------
                                                                               2000                1999
                                                                           --------------      --------------
OPERATING ACTIVITIES
Net income                                                                  $    40.6           $   39.2
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment                          (9.8)             (18.2)
      Depreciation and amortization                                              96.0               68.5
      Provision for possible losses                                               2.2                2.6
      Deferred income taxes                                                      33.0               17.3
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                                         (50.4)             (49.0)
Other                                                                           (24.6)               9.0
                                                                           --------------      --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   87.0               69.4

INVESTING ACTIVITIES
Additions to operating lease assets and facilities                             (196.7)            (101.5)
Additions to equipment on lease, net of nonrecourse financing                  (155.9)             (88.6)
Secured loans extended                                                         (113.9)             (74.6)
Investments in affiliated companies                                             (53.4)             (67.6)
Other investments and progress payments                                          (8.6)             (10.0)
                                                                           --------------      --------------
Capital additions and portfolio investments                                    (528.5)            (342.3)
Portfolio proceeds:
      From remarketing of leased equipment                                       12.0               72.5
      From return of investment                                                  87.2               69.5
                                                                           --------------      --------------
Total portfolio proceeds                                                         99.2              142.0
Proceeds from other asset sales                                                  18.2               43.2
                                                                           --------------      --------------
    NET CASH USED IN INVESTING ACTIVITIES                                      (411.1)            (157.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        121.7              119.8
Repayment of long-term debt                                                     (59.2)            (129.2)
Net increase in short-term debt                                                 330.4              115.1
Repayment of capital lease obligations                                           (6.6)              (7.7)
(Repurchase) issuance of common stock and other                                 (26.5)               3.3
Cash dividends                                                                  (14.5)             (13.6)
                                                                           --------------      --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                   345.3               87.7
                                                                           --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   $    21.2           $    -
                                                                           ==============      ==============


                        GATX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                   Three Months Ended
                                                                        March 31
                                                        -----------------------------------------
                                                              2000                     1999
                                                        ----------------         ----------------
Net income                                                 $    40.6                $    39.2

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustment                   (12.7)                    (1.3)

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                      15.7                     (1.4)
                                                                                 ----------------
                                                        ----------------
Other comprehensive income (loss)                                3.0                     (2.7)
                                                        ----------------         ----------------

COMPREHENSIVE INCOME                                       $    43.6                $    36.5
                                                        ================         ================

(a) Reclassification adjustments:
       Unrealized gain on securities                       $    24.2                $      .9
       Less - Reclassification adjustment for gains
                   realized included in net income              (8.5)                    (2.3)
                                                        ----------------
                                                                                 ----------------
       Net unrealized gain (loss) on securities            $    15.7                $    (1.4)
                                                        ================         ================

                        GATX CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)

                                            -----------------------------------------------------------------------------
                                                                        GATX
                                                                     Integrated
                                                          Financial  Solutions      Corporate
                                               GATX Rail  Services     Group        and Other  Intersegment    Total
                                               ---------  --------   ----------     ---------  ------------    -----
THREE MONTHS ENDED MARCH 31, 2000
PROFITABILITY
     Revenues                                  $  140.2   $  150.0    $  156.1        $  .2     $  (1.4)     $  445.1
     Share of affiliates' earnings                  1.1       18.9         2.0            -           -          22.0
                                            -----------------------------------------------------------------------------
     Gross Income                                 141.3      168.9       158.1           .2        (1.4)        467.1

     Interest expense                              14.7       38.2        14.4          1.6         (.5)         68.4
     Depreciation and amortization                 25.8       52.5        16.6           .4          .7          96.0
     Income (loss) before taxes                    29.3       37.4         5.1         (5.3)         .1          66.6
     Net income (loss)                             18.5       22.9         3.0         (3.8)          -          40.6
FINANCIAL POSITION
     Debt                                         918.1    2,457.2       755.9        103.7        (7.8)      4,227.1
     Equity                                       336.8      390.1       205.9        (89.5)       (5.0)        838.3
     Investments in affiliated companies           92.3      717.4       117.9            -           -         927.6
     Identifiable assets                        1,788.8    3,333.7     1,250.0         25.1      (104.7)      6,292.9
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used in)
          operating activities                     53.3       48.4        (6.0)        (8.7)          -          87.0
     Portfolio proceeds                               -       99.2           -            -           -          99.2
                                            -----------------------------------------------------------------------------
           Total cash provided (used)              53.3      147.6        (6.0)        (8.7)          -         186.2
     Capital additions and portfolio
         investments                              131.4      326.6        70.2           .3           -         528.5

-------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
PROFITABILITY
     Revenues                                  $  137.6   $  151.4    $  142.5        $  .6      $  (.9)     $  431.2
     Share of affiliates' earnings                   .9       13.5         5.8            -           -          20.2
                                            -----------------------------------------------------------------------------
     Gross Income                                 138.5      164.9       148.3           .6         (.9)        451.4

     Interest expense                              12.4       28.5        12.9          1.6         (.4)         55.0
     Depreciation and amortization                 24.4       29.9        13.7           .3          .2          68.5
     Income (loss) before taxes                    27.9       30.4        13.9         (5.4)         .1          66.9
     Net income (loss)                             17.5       17.6         7.6         (3.5)          -          39.2
FINANCIAL POSITION AT DECEMBER 31, 1999
     Debt                                         831.0    2,255.3       664.9         67.6        (8.8)      3,810.0
     Equity                                       327.5      362.8       216.6        (65.9)       (5.0)        836.0
     Investments in affiliated companies           91.3      665.5       199.8           .7           -         957.3
     Identifiable assets                        1,693.8    3,088.9     1,166.4         29.8      (112.1)      5,866.8
ITEMS AFFECTING CASH FLOW
     Net cash provided by (used in)
          operating activities                     42.1       31.8         3.0         (7.5)          -          69.4
     Portfolio proceeds                              -       142.0           -            -           -         142.0
                                            -----------------------------------------------------------------------------
           Total cash provided (used)              42.1      173.8         3.0         (7.5)          -         211.4
     Capital additions and portfolio
          investments                             102.2      215.5        23.8           .8           -         342.3

-------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2000
                          TO FIRST THREE MONTHS OF 1999

GATX Corporation's net income for the first quarter of 2000 was $41 million compared to $39 million for the first quarter 1999. Earnings per share on a diluted basis increased 5% to $.82 from $.78 for the prior year quarter. GATX repurchased approximately 900,000 shares of common stock during the first quarter for $30 million. The cumulative two million shares repurchased since August 1999 had a $.02 per share effect on earnings per share versus 1999.

Gross income of $467 million increased by $16 million from the prior year quarter, while net income was $1.4 million higher. GATX Rail's rental revenue increased 3% from the prior year period due to a larger active fleet. Financial Services' lease income increased $35 million as a result of a higher average lease portfolio in 2000. The decrease in asset remarketing income was partially offset by an increase in gains from stock sales. Partially offsetting these increases was the absence in the current year quarter of Financial Services' Value Added Reselling (VAR) business line, which was sold in the second quarter of 1999 and contributed $37 million to gross income in the prior year quarter. Gross income at Integrated Solutions increased from the prior year period due to continued strong customer demand and throughput levels across most regions in the terminal and pipeline operations and a larger contribution from chemical logistics operations. Current year results also include the operations of two international terminal facilities purchased in the first quarter. Partially offsetting this increase is a nonrecurring gain on last year's sale of rights along the Central Florida Pipeline as well as the absence of revenues from locations that were closed or sold in 1999.

Net cash provided by operating activities for the first quarter of 2000 was $87 million, a $18 million increase from last year's quarter, due to higher depreciation taken in the current year quarter as well as lower asset remarketing gains. All cash received from asset dispositions, including gain and return of principal, are included in investing activities as portfolio proceeds.

Total debt of $4.2 billion increased $417 million from December 31, 1999, as a result of a $358 million increase in short-term debt and a $59 million increase in long-term debt and capital lease obligations. The increase in short-term debt primarily reflects $136 million of commercial paper at GATX Capital and $194 million of commercial paper and money market funds at GATX Rail Corporation
(GRC). Subsequent to March 31, 2000, GRC completed a leveraged lease transaction and used proceeds of $169 million to pay down short-term debt. The $71 million increase in nonrecourse long-term debt is primarily the result of transactions at GATX Capital.

Capital additions and portfolio investments for the quarter totaled $529 million, an increase of $186 million from the first quarter of 1999. GATX Rail invested $131 million, compared to $102 million in the first quarter of 1999, in its railcar fleet, facilities, and international affiliates. This increase primarily reflects an investment in approximately 900 additional railcars as compared with the prior year period. Integrated Solutions' investment of $70 million increased $46 million over the prior year quarter primarily due to the purchase of two international terminal facilities that had previously been 50/50 joint ventures with Koninklijke Vopak N.V. Portfolio investments at Financial Services for the quarter of $327 million were $111 million higher than the prior year and primarily reflect investments in technology assets and joint ventures. Full year capital additions are expected to be approximately $550 million, while portfolio investments are anticipated to approximate $1.3 billion. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Internally generated cash flow and GATX's external financing sources will fund capital additions and portfolio investments.

GATX, through its subsidiaries, had unused committed lines of credit of $226 million at March 31, 2000. GATX Capital issued $136 million of commercial paper and $71 million of nonrecourse debt during the first quarter. Additional financing needs were met by cash flow from operations, portfolio proceeds and short-term debt. GRC has a $650 million shelf registration for debt securities and pass-through certificates of which $220 million of notes and $106 million of pass-through certificates have been issued through March 31, 2000. GATX Capital has a shelf registration for $1.015 billion of which $485 million has been issued.

OTHER MATTERS
The Financial Accounting Standards Board issued Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATX utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows. GATX expects to adopt SFAS No. 133 effective January 1, 2001.

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

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATX's business segments:

GATX RAIL
--------------------------------------------------------------------------------
GATX Rail's gross income for the first three months of 2000 increased 2% from the comparable prior year period due to a larger active fleet. Average rental rates on the total fleet were comparable to last year's levels. Approximately 85,000 tank and freight cars were on lease throughout North America at March 31, 2000, compared to 82,000 railcars a year ago. With a total North American fleet of 90,400 railcars, utilization at the end of the period was 94%, down from 95% a year ago.

Net income increased 6% from the first quarter of 1999 and approximated 13% of gross income, which was comparable to the prior year. A larger active fleet and lower operating costs offset by an increase in asset ownership costs (depreciation, interest, and operating lease expense) contributed to the growth in net income.

FINANCIAL SERVICES
--------------------------------------------------------------------------------
Gross income at Financial Services of $169 million grew $4 million from the prior year quarter as increased lease volume, greater joint venture income and higher warrant-based income were offset by lower asset remarketing income and the absence of the VAR business line that had contributed $37 million in the first quarter of 1999. The $14 million decrease in asset remarketing income was partially offset by a $9 million increase in gains from stock sales. Asset remarketing income includes both gains from asset sales and residual sharing fees. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Net income of $23 million increased $5 million from last year as a result of a higher average portfolio balance and increases in joint venture and warrant-based income. Partially offsetting these were increases in interest and depreciation, which resulted from additional debt and higher interest rates incurred to finance the purchase of operating lease assets and from the depreciation of a greater average investment in operating lease assets than the prior year quarter, respectively.

GATX INTEGRATED SOLUTIONS
--------------------------------------------------------------------------------
GATX Integrated Solutions' gross income of $158 million increased $10 million from the prior year quarter primarily as a result of strong demand and throughput in the terminal and pipeline businesses, the full consolidation of two international facilities during the first quarter of 2000 that had previously been 50% owned joint ventures with Koninklijke Vopak N.V, and a larger contribution from the chemical logistics operations. Partially offsetting this increase is a nonrecurring gain on last year's sale of rights along the Central Florida Pipeline as well as the absence of revenues from locations that were closed or sold in 1999. Throughput of petroleum and chemical products was 156 million barrels for ongoing operations during the first quarter of 2000, up from 127 million barrels for the same quarter last year. Domestic capacity utilization was 94% at the end of the first quarter, which was comparable to the prior year period.

Current year results were negatively impacted by lower results at Olympic Pipeline Company (Olympic), which is 25% owned by GATX Terminals Corporation. In June 1999, a rupture and explosion occurred on a pipeline owned by Olympic. Several lawsuits have been filed against

Olympic, and the affected section of the pipeline has not resumed operations. Management is continuing to evaluate other potential impacts, if any, of this incident on GATX Terminals Corporation.

Net income of $3 million decreased $5 million from the prior year quarter primarily due to the nonrecurring gain on the sale of rights along the Central Florida Pipeline, the absence of earnings from locations that were closed or sold in 1999, increased development costs in chemical and rail logistics, and costs incurred in the current year related to the newly acquired international terminals.

Subsequent to quarter-end, GATX has entered into an agreement to sell 81% of GATX Logistics, a member of the Integrated Solutions Group. Management anticipates that this transaction will not have a material impact on Integrated Solutions' net income going forward as historically the earnings contribution from GATX Logistics has not been significant.


CORPORATE AND OTHER
--------------------------------------------------------------------------------
Corporate and Other net expense of $4 million was comparable to the prior year period. Results include a favorable settlement of an environmental claim in 2000 and insurance proceeds in 1999.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

GATX Rail Corporation (GRC) and GATX Terminals Corporation (Terminals), both subsidiaries of GATX Corporation, are two of the nine defendants named in In re New Orleans Tank Car Leakage Fire Litigation, Civil Action No. 87-16374, Civil District Court for the Parish of Orleans, State of Louisiana (the Tank Car Litigation). The litigation arises from the September 1987 leak of butadiene from a tank car owned by GRC and the subsequent fire. The butadiene was loaded into the tank car at a facility owned and operated by Terminals. Discovery taken to date has shown the leak and fire did not cause any deaths or serious personal injuries, but did result in an approximate thirty-six hour evacuation of persons in the affected area.

The Tank Car Litigation was certified as a class action in 1993. A trial of the compensatory damage claim of twenty selected plaintiffs and of the punitive damage claims of the class was conducted in 1997. In September 1997, the jury awarded approximately $1,900,000 plus interest as compensatory damages to the twenty plaintiffs and $3,400,000,000 as punitive damages in favor of the class including $190,000,000 against Terminals. GRC is not liable for punitive damages. In July 1999, the Court conducted a trial on the compensatory claims of an additional twenty plaintiffs; the jury awarded a total of $344,300 in compensatory damages.

In October 1999, GRC, Terminals, three other defendants and the Plaintiffs' Management Committee acting on behalf of the Class executed a settlement agreement (the Preliminary Settlement Agreement) which provides for the release of any and all claims against the five defendants, including GRC and Terminals. A sixth defendant subsequently entered into a separate settlement agreement with the class. The settling defendants hereinafter are collectively referred to as the Settling Defendants.

In November 1999, the Court gave preliminary approval to the settlement and directed that notice of the proposed settlement be given to all class members and other interested persons. The Court also ordered that a final hearing on the settlement be conducted on March 22, 2000 (the Fairness Hearing).

At the Fairness Hearing, the Court considered objections to the settlement and concluded that the objections were not meritorious, and further determined that the proposed settlement was fair, reasonable and adequate to the class. Based on the foregoing, the Court entered a Final Order and Judgment (a) approving the Preliminary Settlement Agreement, and (b) ordering that (i) on the Final Settlement Date (viz., the date on which the period for appeal expires or final affirmation of the Final Order and Judgment on appeal or final dismissal or denial of all such appeals occur) all judgements in the litigation as to the Settling Defendants are fully satisfied, and (ii) all persons except those who had properly and timely opted out of the Class are barred from bringing any cause of action related to the tank car incident. The Court retained jurisdiction over the litigation for purposes of any proposed disbursement of settlement proceeds (and the process with respect thereto) and further proceedings in the matter including the litigation against the non-settling defendants. The Court also certified the Final Order and Judgment as a final appealable judgement. The appeal period will expire on May 30, 2000.

GATX believes that the required amounts to be paid by GRC and Terminals pursuant to the Final Order and Judgment will not be material to GATX's consolidated financial position or results of operations. Should the matter be appealed and in such case the settlement be set aside, GRC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GATX Capital Corporation (Capital), a subsidiary of GATX Corporation, is a party to actions arising from the issuance by the Federal Aviation Administration (the
FAA) in January 1996 of Airworthiness Directive 96-01-03 (the AD). The AD had the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the Affected Aircraft) were modified from passenger to freighter configuration by GATX/Airlog Company (Airlog), a California general partnership. A subsidiary of Capital, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates
(STCs) issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error."

While the amounts claimed in the Airlog matter are substantial and the results of litigation are impossible to predict with certainty, Capital believes that each of the claims brought against it is without merit, and that Capital and Airlog have adequate defenses thereto. There have been no material developments to the previously reported status of this litigation.

GATX and its subsidiaries are engaged in various matters of litigation, including but not limited to those described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management believes that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability could be material to the results of operations for a given quarter or year but are not likely to be material to GATX's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  GATX's Annual Meeting of Stockholders was held on April 28, 2000.

(b)  Matters voted upon at the meeting were:


                                                   Number of Shares Voted
                                                   ----------------------
                                                    For           Withheld
                                                    ---           --------

1.     Election of Directors.

       Rod F. Dammeyer                           41,465,998        341,931
       James M. Denny                            41,465,342        342,587
       Richard Fairbanks                         41,480,362        327,567
       William C. Foote                          41,481,922        326,007
       Deborah M. Fretz                          41,471,148        336,781
       Miles L. Marsh                            41,473,615        334,314
       Michael E. Murphy                         41,457,599        350,330
       John W. Rogers, Jr.                       41,465,259        342,670
       Ronald H. Zech                            41,463,647        344,282

2.     Ratification of appointment of Ernst &    41,702,493        For
       Young LLP as independent auditors             66,788        Against
       for Fiscal 2000.                              38,648        Abstentions

There were no broker non-votes with respect to the election of the directors or the ratification of appointment of independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   PAGE

(a)   11A  Computation of Basic Net Income Per Share of Common Stock.        15

      11B  Computation of Diluted Net Income Per Share of Common Stock.      16

      27 Financial Data Schedule for GATX Corporation for the quarter ended March 31, 2000. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)   No reports on Form 8-K were filed during the reporting period.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    GATX CORPORATION
                                             ------------------------------
                                                      (Registrant)




                                                 /s/ Brian A. Kenney
                                             ------------------------------
                                                    Brian A. Kenney
                                                   Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)



Date:  May 10, 2000