Form 10-Q
period 2000-06-30
GATX CORP
filed 2000-08-14
CIK 40211

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

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER
        JUNE 30, 2000                                   1-2328

                          ---------------------------

                                GATX CORPORATION

     INCORPORATED IN THE                        IRS EMPLOYER IDENTIFICATION NO.
      STATE OF NEW YORK                                   36-1124040

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

     REGISTRANT HAD 47,500,109 SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 2000.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30                JUNE 30
                                            ------------------    ------------------
                                              2000       1999      2000       1999
                                             -------    -------   -------    -------
GROSS INCOME
    Lease, interest and financing services   $ 317.5    $ 283.9   $ 607.7    $ 536.2
    Other (expense) income                      (1.1)      32.3      (2.3)      68.7
                                             -------    -------   -------    -------
    REVENUES                                   316.4      316.2     605.4      604.9
    Share of affiliates' earnings               26.1       14.9      46.1       29.3
                                             -------    -------   -------    -------
TOTAL GROSS INCOME                             342.5      331.1     651.5      634.2

OWNERSHIP COSTS
    Depreciation and amortization               79.4       58.5     158.8      113.4
    Interest                                    59.4       44.3     113.4       86.4
    Operating lease expense                     42.7       37.7      82.7       75.6
                                             -------    -------   -------    -------
TOTAL OWNERSHIP COSTS                          181.5      140.5     354.9      275.4

OTHER COSTS AND EXPENSES
    Operating expenses                          52.0       82.2      82.8      152.0
    Selling, general and administrative         51.3       54.5      92.6       97.2
    Provision for possible losses                2.0        2.8       4.0        5.5
                                             -------    -------   -------    -------

INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES               55.7       51.1     117.2      104.1

INCOME TAXES                                    23.3       18.5      47.2       39.9
                                             -------    -------   -------    -------

INCOME FROM CONTINUING
   OPERATIONS                                   32.4       32.6      70.0       64.2

DISCONTINUED OPERATIONS (2):
   Operating results                             4.4        5.5       7.4       13.1
   Gain on sale of portion of segment            4.7       --         4.7       --
                                             -------    -------   -------    -------

NET INCOME                                   $  41.5    $  38.1   $  82.1    $  77.3
                                             =======    =======   =======    =======

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30             JUNE 30
                                           2000     1999           2000   1999
                                          ------------------    ---------------
PER COMMON SHARE
Basic net income per share
    Income from continuing operations     $ .68    $ .66          $1.46   $1.29
    Income from discontinued operations     .19      .11            .25     .27
                                          -----    -----          -----   -----
    Total                                   .87      .77           1.71    1.56

Diluted net income per share
    Income from continuing operations       .67      .64           1.43    1.27
    Income from discontinued operations     .19      .11            .25     .26
                                          -----    -----          -----   -----
    Total                                   .86      .75           1.68    1.53

 Dividends paid                           $ .30    $.275          $ .60   $ .55

(1) The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

(2) Discontinued operations - Operating results for the former Integrated Solutions Group segment are shown net of taxes of $2.3, $4.6, $4.4, and $10.9, respectively, for the four periods displayed. Gain on sale reflects the sale of 81% of GATX Logistics, Inc. and is stated net of income tax benefit of $5.7 million.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                             JUNE 30    DECEMBER 31
                                               2000         1999
                                             --------    -----------
                                            (Unaudited)
ASSETS
CASH AND CASH EQUIVALENTS                    $  104.8    $  102.5
RECEIVABLES
    Trade accounts                              116.5       153.6
    Finance leases                              747.7       645.7
    Secured loans                               505.0       358.0
    Less - Allowance for possible losses       (108.9)     (115.7)
                                             --------    --------
                                              1,260.3     1,041.6
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities          2,627.6     2,698.7
     Tank storage terminals and pipelines     1,478.9     1,221.7
     Operating lease investments and other    1,463.8     1,404.5
                                             --------    --------
                                              5,570.3     5,324.9
     Less - Allowance for depreciation       (2,104.1)   (2,042.9)
                                             --------    --------
                                              3,466.2     3,282.0

INVESTMENTS IN AFFILIATED COMPANIES             963.5       957.3
OTHER ASSETS                                    472.3       483.4
                                             --------    --------

                                             $6,267.1    $5,866.8
                                             ========    ========

                                                    JUNE 30    DECEMBER 31
                                                     2000         1999
                                                    --------   -----------
                                                  (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                                   $  334.8    $  372.3
ACCRUED EXPENSES                                       62.0        65.8
DEBT
   Short-term                                         606.5       377.4
   Long-term:
      Recourse                                      2,899.9     2,785.7
      Nonrecourse                                     518.0       463.8
   Capital lease obligations                          170.5       183.1
                                                   --------    --------
                                                    4,194.9     3,810.0

DEFERRED INCOME TAXES                                 520.5       457.2
OTHER DEFERRED ITEMS                                  317.5       325.5
                                                   --------    --------

   TOTAL LIABILITIES AND DEFERRED ITEMS             5,429.7     5,030.8

SHAREHOLDERS' EQUITY
   Preferred stock                                     --          --
   Common stock                                        34.6        34.5
   Additional capital                                 343.9       338.7
   Reinvested earnings                                596.4       543.0
   Accumulated other comprehensive (loss) income       (9.6)        1.2
                                                   --------    --------
                                                      965.3       917.4
   Less - Cost of common shares in treasury          (127.9)      (81.4)
                                                   --------    --------
   TOTAL SHAREHOLDERS' EQUITY                         837.4       836.0
                                                   --------    --------

                                                   $6,267.1    $5,866.8
                                                   ========    ========

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                              THREE MONTHS      SIX MONTHS ENDED
                                                              ENDED JUNE 30          JUNE 30
                                                            ----------------    ----------------
                                                             2000     1999       2000      1999
                                                            -------  -------    ------   -------
OPERATING ACTIVITIES
Net income                                                  $ 41.5    $ 38.1    $ 82.1    $ 77.3
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment      (10.0)    (28.7)    (19.8)    (46.9)
      Depreciation and amortization                           95.0      72.2     191.0     140.7
      Provision for possible losses                            2.2       2.9       4.4       5.5
      Deferred income taxes                                   10.2      26.0      43.2      43.3
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                       12.9     (13.5)    (37.5)    (62.5)
Other                                                        (34.1)    (39.4)    (58.7)    (30.4)
                                                            ------    ------    ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               117.7      57.6     204.7     127.0

INVESTING ACTIVITIES
Additions to operating lease assets and facilities          (166.1)   (115.7)   (362.8)   (217.2)
Portfolio lease investments, net of nonrecourse financing
  for leveraged leases                                      (135.7)    (95.1)   (291.6)   (183.7)
Secured loans extended                                      (102.6)    (57.0)   (216.5)   (131.6)
Investments in affiliated companies                          (74.3)    (28.2)   (127.7)    (95.8)
Other investments and progress payments                      (97.0)    (13.9)   (105.6)    (23.9)
                                                            ------    ------    ------    ------
Capital additions and portfolio investments                 (575.7)   (309.9) (1,104.2)   (652.2)
Portfolio proceeds:
      From remarketing of leased equipment                    33.1      70.3      45.1     142.8
      From return of investment                               88.1      50.4     175.3     119.9
                                                            ------    ------    ------    ------
Total portfolio proceeds                                     121.2     120.7     220.4     262.7
Proceeds from other asset sales                              363.0       8.8     381.2      52.0
                                                            ------    ------    ------    ------
    NET CASH USED IN INVESTING ACTIVITIES                    (91.5)   (180.4)   (502.6)   (337.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     659.1     186.9     780.8     306.7
Repayment of long-term debt                                 (552.4)   (140.9)   (611.6)   (270.1)
Net (decrease) increase in short-term debt                  (126.7)    122.8     203.7     237.9
Other receipts (advances)                                      7.3     (43.9)      7.3     (43.9)
Repayment of capital lease obligations                        (3.5)     (3.1)    (10.1)    (10.8)
(Repurchase) issuance of common stock and other              (14.7)      1.9     (41.2)      5.2
Cash dividends                                               (14.2)    (13.6)    (28.7)    (27.2)
                                                            ------    ------    ------    ------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (45.1)    110.1     300.2     197.8
                                                            ------    ------    ------    ------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        $(18.9)   $(12.7)   $  2.3    $(12.7)
                                                            ======    ======    ======    ======

                        GATX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30               JUNE 30
                                                      ------------------    ------------------
                                                        2000      1999       2000       1999
                                                      -------    -------    -------    -------
Net income                                            $  41.5    $  38.1    $  82.1    $  77.3
Other comprehensive (loss) income, net of tax:

     Foreign currency translation adjustment             (7.5)       3.1      (20.2)       1.8

     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)               (6.3)      12.0        9.4       10.6
                                                      -------    -------    -------    -------
Other comprehensive (loss) income                       (13.8)      15.1      (10.8)      12.4
                                                      -------    -------    -------    -------
COMPREHENSIVE INCOME                                  $  27.7    $  53.2    $  71.3    $  89.7
                                                      =======    =======    =======    =======

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities           $  (1.1)   $  13.3    $  23.1    $  14.2
       Less - Reclassification adjustment for gains
           realized included in net income               (5.2)      (1.3)     (13.7)      (3.6)
                                                      -------    -------    -------    -------
       Net unrealized (loss) gain on securities       $  (6.3)   $  12.0    $   9.4    $  10.6
                                                      =======    =======    =======    =======

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                 ---------------------------------------------------------------------
                                                                 FINANCIAL      CORPORATE
                                                 GATX RAIL        SERVICES      AND OTHER     INTERSEGMENT      TOTAL
                                                 ---------       ---------      ---------     ------------      -----
THREE  MONTHS ENDED JUNE 30, 2000
--------------------------------
PROFITABILITY
  Revenues                                        $  144.3        $  173.2        $    .4        $  (1.5)     $  316.4
  Share of affiliates' earnings                         .8            25.3            -              -            26.1
                                                 ---------------------------------------------------------------------
  Gross income                                       145.1           198.5             .4           (1.5)        342.5

  Interest expense                                    13.8            43.6            2.5            (.5)         59.4
  Depreciation and amortization                       24.5            53.9             .4             .6          79.4
  Income (loss) from continuing
     operations before taxes                          29.0            35.4           (8.5)           (.2)         55.7
  Income (loss) from continuing
     operations                                       17.9            21.1           (6.5)           (.1)         32.4
FINANCIAL POSITION
  Debt                                               737.2         2,628.1           98.7           (5.9)      3,458.1
  Equity                                             337.0           432.5          (40.5)          (3.0)        726.0
  Investments in affiliated companies                 92.8           768.6            (.2)           -           861.2
  Identifiable assets                              1,624.0         3,575.3           44.2          (64.1)      5,179.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                             45.9            65.9          (11.7)           -           100.1
  Portfolio proceeds                                   -             121.2            -              -           121.2
                                                 ---------------------------------------------------------------------
     Total cash provided (used)                       45.9           187.1          (11.7)           -           221.3
  Capital additions and portfolio
     investments                                     143.3           421.1            (.1)           -           564.3

----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
PROFITABILITY
  Revenues                                        $  141.1        $  177.7         $   .1        $  (2.7)     $  316.2
  Share of affiliates' earnings                         .9            14.0            -              -            14.9
                                                 ---------------------------------------------------------------------
  Gross income                                       142.0           191.7             .1           (2.7)        331.1

  Interest expense                                    13.1            29.8            1.8            (.4)         44.3
  Depreciation and amortization                       24.9            32.6             .2             .8          58.5
  Income (loss) from continuing
     operations before taxes                          27.9            31.4           (6.9)          (1.3)         51.1
  Income (loss) from continuing
     operations                                       17.5            20.8           (4.8)           (.9)         32.6
FINANCIAL POSITION AT DECEMBER 31, 1999
  Debt                                               831.0         2,255.3           67.6           (8.8)      3,145.1
  Equity                                             327.5           362.8          (65.9)          (5.0)        619.4
  Investments in affiliated companies                 91.3           665.5             .7            -           757.5
  Identifiable assets                              1,693.8         3,088.9           29.8         (112.1)      4,700.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                             45.3            17.8          (17.0)           -            46.1
  Portfolio proceeds                                   -             120.7            -              -           120.7
                                                 ---------------------------------------------------------------------
     Total cash provided (used)                       45.3           138.5          (17.0)           -           166.8
  Capital additions and portfolio
     investments                                     101.3           196.7             .5            -           298.5
----------------------------------------------------------------------------------------------------------------------

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)


                                                 ---------------------------------------------------------------------
                                                                 FINANCIAL      CORPORATE
                                                 GATX RAIL        SERVICES      AND OTHER     INTERSEGMENT      TOTAL
                                                 ---------       ---------      ---------     ------------      -----
SIX MONTHS ENDED JUNE 30, 2000
------------------------------
PROFITABILITY
  Revenues                                        $  284.5        $  323.2          $  .6      $  (2.9)        $  605.4
  Share of affiliates' earnings                        1.9            44.2            -            -               46.1
                                                 ---------------------------------------------------------------------
  Gross income                                       286.4           367.4             .6         (2.9)           651.5

  Interest expense                                    28.5            81.8            4.1         (1.0)           113.4
  Depreciation and amortization                       50.3           106.4             .8          1.3            158.8
  Income (loss) from continuing
     operations before taxes                          58.3            72.8          (13.8)         (.1)           117.2
  Income (loss) from continuing
     operations                                       36.4            44.0          (10.3)         (.1)            70.0
FINANCIAL POSITION
  Debt                                               737.2         2,628.1           98.7         (5.9)         3,458.1
  Equity                                             337.0           432.5          (40.5)        (3.0)           726.0
  Investments in affiliated companies                 92.8           768.6            (.2)         -              861.2
  Identifiable assets                              1,624.0         3,575.3           44.2        (64.1)         5,179.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                             99.2           114.3          (20.4)         -              193.1
  Portfolio proceeds                                   -             220.4            -            -              220.4
                                                 ---------------------------------------------------------------------
     Total cash provided (used)                       99.2           334.7          (20.4)         -              413.5
  Capital additions and portfolio
     investments                                     274.7           747.7             .2          -            1,022.6

-----------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999
------------------------------
PROFITABILITY
  Revenues                                        $  278.7        $  329.1         $   .7      $  (3.6)        $  604.9
  Share of affiliates' earnings                        1.8            27.5            -            -               29.3
                                                 ---------------------------------------------------------------------
  Gross income                                       280.5           356.6             .7         (3.6)           634.2

  Interest expense                                    25.5            58.3            3.4          (.8)            86.4
  Depreciation and amortization                       49.3            62.5             .6          1.0            113.4
  Income (loss) from continuing
     operations before taxes                          55.8            61.8          (12.3)        (1.2)           104.1
  Income (loss) from continuing
     operations                                       35.0            38.4           (8.3)         (.9)            64.2
FINANCIAL POSITION AT DECEMBER 31, 1999
  Debt                                               831.0         2,255.3           67.6         (8.8)         3,145.1
  Equity                                             327.5           362.8          (65.9)        (5.0)           619.4
  Investments in affiliated companies                 91.3           665.5             .7            -            757.5
  Identifiable assets                              1,693.8         3,088.9           29.8       (112.1)         4,700.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                             87.4            49.6          (24.5)         -              112.5
  Portfolio proceeds                                   -             262.7            -            -              262.7
                                                 ---------------------------------------------------------------------
     Total cash provided (used)                       87.4           312.3          (24.5)         -              375.2
  Capital additions and portfolio
     investments                                     203.5           412.2            1.3          -              617.0
-----------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     COMPARISON OF FIRST SIX MONTHS OF 2000
                           TO FIRST SIX MONTHS OF 1999

GATX Corporation's net income for the first six months of 2000 was $82 million, a 6% increase from the $77 million for the same period in 1999. Earnings per share on a diluted basis increased to $1.68 from $1.53 for the 1999 period.

On July 11, 2000, GATX Corporation announced its intention to sell GATX Terminals Corporation, a wholly owned subsidiary of GATX Rail Corporation and a member of the Integrated Solutions Group. Additionally, in the second quarter GATX Corporation divested 81% of GATX Logistics, Inc., also a member of the Integrated Solutions Group. As a result of these actions, operating results for the Integrated Solutions Group have been segregated as discontinued operations in the consolidated statements of income. Current period results from discontinued operations include a $5 million gain related to the sale of GATX Logistics, Inc. Prior year results of operations have been restated to reflect the current year's presentation of the Integrated Solutions Group as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS

GATX Corporation's gross income from continuing operations of $652 million was $17 million higher than the prior year. Net income from continuing operations for the first six months of 2000 was $70 million compared to $64 million for the first six months of 1999. Diluted earnings per share from continuing operations increased 13% to $1.43 from $1.27 for the prior year period.

GATX RAIL

GATX Rail's gross income for the first six months of 2000 increased slightly over the prior year period due to a larger active fleet. Approximately 85,200 tank and freight cars were on lease throughout North America at June 30, 2000, compared to 82,300 railcars a year ago. The revenue increase associated with a larger active fleet was partially offset by lower average rental rates.

Growth in the active domestic fleet and rental rates has been slowed by industry factors. Consolidation among major chemical customers has led to fleet rationalization, and railroads have improved efficiency following a period of merger-related congestion. These factors are expected to continue affecting car demand and lease rates during the second half of the year. Due to the current market conditions, GATX Rail's utilization decreased to 93% as of June 30, 2000 from 94% at the end of prior year period, reflecting an increase in the number of idle railcars.

The increase in net income for the six-month period was driven by a larger active fleet and lower operating and SG&A costs offset by the slower introduction into the market of recently acquired new railcars and more competitive lease rates.

FINANCIAL SERVICES

Financial Services' gross income increased 3% from the prior year period. Comparisons between periods are affected by the sale of the value-added technology equipment sales and service business (VAR) in June 1999. Excluding VAR, gross income increased 29% over the prior year primarily due to an increase in lease income generated from a larger lease portfolio and an increase in the share of affiliates' earnings. The increase in lease income was predominately driven by growth in the technology portfolio. Asset remarketing income decreased $31 million from the prior year period but was partially offset by a $14 million increase in gains from stock sales. Asset remarketing income includes both gains from asset sales and residual sharing fees. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Net income of $44 million increased 15% from last year as a result of higher lease income and increases in share of affiliates' earnings and gains from the sale of stock. These increases were partially offset by higher ownership costs associated with increased investment activity.

CORPORATE AND OTHER

Corporate and Other net expense was $10 million for the first six months of 2000, compared with $8 million for the prior year period. The increase in net expense is largely due to lower insurance proceeds partially offset by a favorable settlement of an environmental claim.

RESULTS OF DISCONTINUED OPERATIONS

The Integrated Solutions Group segment is comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. On May 31, 2000, GATX Corporation sold 81% of its interest in Logistics. In addition, on July 11, 2000 GATX Corporation announced its intention to sell Terminals. As a result of these actions, the Integrated Solutions Group segment is no longer considered to be an ongoing operation, and its results have been segregated as discontinued operations in the accompanying consolidated statements of income.

Operating results for the first six months of 2000 were $7 million, down $6 million from the prior year period. Strong results in the domestic terminal and pipeline business were offset largely by losses incurred in the now sold warehousing business, a nonrecurring gain recognized last year on the sale of rights along the Central Florida Pipeline, higher business development costs, and lower affiliate contribution from Olympic Pipeline Company (Olympic).

The sale of 81% of GATX's interest in Logistics generated a $5 million gain primarily related to tax benefits.

Terminals owns 25.1% of the common shares of Olympic Pipeline Company. On
June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. The affected section of the pipeline is not expected to resume operations until next year. Several lawsuits have been filed against Olympic and its operator. Subsequent to the end of the quarter, Terminals entered into an agreement to sell its interest in Olympic. The consummation of the transaction is subject to several contingencies, including the expiration of the Hart-Scott-Rodino waiting period.

CASH FLOW AND LIQUIDITY

Net cash provided by operating activities for the first six months of 2000 was $205 million, a $78 million increase from last year's period, due to higher depreciation taken in the current year, the timing of working capital requirements and lower asset remarketing gains. All cash received from asset dispositions, including gain and return of principal, is included in investing activities as portfolio proceeds or other asset sales.

Portfolio proceeds decreased $42 million from the comparable 1999 period. The decrease in proceeds from the remarketing of leased equipment was partially offset by an increase in the return of investment, including an increase in loan principal receipts and the return of capital distributions from joint venture investments. Proceeds from other asset sales of $381 million increased $329 million from last year's period and include the proceeds from the sale-leaseback of railcars at GATX Rail and the sale of GATX Logistics, Inc.

Capital additions and portfolio investments for the first six months of 2000 totaled $1.1 billion, an increase of $452 million from the first six months of 1999. GATX Rail invested $275 million, a $71 million increase from the six-month period of 1999, in its railcar fleet, facilities, and international affiliates. This increase reflects an investment in approximately 1,100 additional railcars as compared with the prior year period. Portfolio investments at Financial Services of $748 million were $336 million higher than the prior year and primarily reflect investments in air and technology assets and joint ventures. Future capital additions and portfolio investments are dependent on market conditions and opportunities to acquire desirable assets. Railcar additions at GATX Rail are not anticipated to continue at the same rate for the remaining six-month period of 2000 because of current market conditions. Internally generated cash flow and GATX's external financing sources will be used to fund future capital additions and portfolio investments.

Cash provided by financing activities increased $102 million due to the high level of current period capital additions and portfolio investments. During the six-month period, $781 million of long-term debt was issued and $612 million of long-term debt obligations were repaid. Short-term debt increased $204 million. The increase in short-term debt and long-term debt primarily reflects activity at Financial Services. The decrease in capital lease obligations is partially attributable to the absence of GATX Logistics at June 30, 2000, which had a $7 million balance at year-end. During 2000, GATX used $46 million to repurchase
1.4 million common shares to substantially complete the company's stock repurchase program announced in 1999.

GATX, through its subsidiaries, had unused committed lines of credit of $337 million at June 30, 2000. GATX Rail Corporation (GRC) issued $30 million of medium-term notes and $30 million of long-term money market lines during the first six months of 2000. GATX Capital issued $150 million of medium-term notes and $571 million in nonrecourse debt during the first six months of 2000. Additional financing needs were met by cash flow from operations, portfolio proceeds, proceeds from other asset sales that included two sale-leaseback financings and short-term debt. GRC has a $650 million shelf registration for pass-through certificates and debt securities of which $477 million has been issued through June 30, 2000. GATX Capital has a shelf registration for $1.015 billion of which $150 million has been issued.

Other Matters

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATX utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. In June 2000, Statement No. 138 was issued which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management is currently assessing the effect that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows. GATX expects to adopt SFAS No. 133, as amended, effective January 1, 2001.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATX such as the rail, air, technology, petroleum, chemical and steel industries.

                        COMPARISON OF SECOND QUARTER 2000
                             TO SECOND QUARTER 1999

Second quarter consolidated net income was $42 million or $.86 per share on a diluted basis compared to $38 million or $.75 per share on a diluted basis in the prior year period. For the second quarter of 2000 net income from continuing operations was $32 million or $.67 per share, on a diluted basis, as compared to $33 million or $.64 per share for the second quarter of 1999. Earnings per share was favorably affected by the repurchase of common stock.

Increases and decreases in gross income and net income (loss) between second quarter 2000 and second quarter 1999 for continuing operations and discontinued operations were principally due to the reasons described above in relation to the six-month period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS


Calnev Pipe Line Company, a wholly owned subsidiary of GATX Terminals Corporation, was served with ten Notices of Violation by the Mojave Desert Air Quality Management District with respect to alleged violations of the California Health and Safety Code relating to air quality compliance at the terminal located in Daggett, California. The civil penalties assessed under the Notices of Violation are less than $300,000 in the aggregate.

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

         27 Financial Data Schedule for GATX Corporation for the quarter ended June 30, 2000. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b) Form 8-K filed on July 12, 2000 reporting GATX Corporation's intention to sell GATX Terminals Corporation, its wholly owned subsidiary specializing in the storage and distribution of bulk petroleum and chemical products.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      GATX CORPORATION
                                        (Registrant)



                                    /s/ Brian A. Kenney
                                 -------------------------
                                      Brian A. Kenney
                                     Vice President and
                                  Chief Financial Officer
                                 (Duly Authorized Officer)



Date:  August 14, 2000