Form 10-Q
period 2000-09-30
GATX CORP
filed 2000-11-13
CIK 40211

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number
       September 30, 2000                                       1-2328

                           -------------------------

                                GATX CORPORATION


       Incorporated in the                       IRS Employer Identification No.
        State of New York                                 36-1124040

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Registrant had 47,719,104 shares of common stock outstanding as of October 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30            SEPTEMBER 30
                                               -------------------    ----------------------
                                                 2000       1999         2000         1999
                                               --------   --------    ----------    --------
GROSS INCOME
    Lease, interest and financing services     $  347.4   $  300.6    $    955.1    $  836.8
    Other income (expense)                           .2       (5.4)         (2.1)       63.3
                                               --------   --------    ----------    --------
    REVENUES                                      347.6      295.2         953.0       900.1
    Share of affiliates' earnings                  16.7       18.9          62.8        48.2
                                               --------   --------    ----------    --------
TOTAL GROSS INCOME                                364.3      314.1       1,015.8       948.3

OWNERSHIP COSTS
    Depreciation and amortization                  81.2       66.0         240.0       179.4
    Interest                                       62.7       46.0         176.1       132.4
    Operating lease expense                        47.4       35.6         130.1       111.2
                                               --------   --------    ----------    --------
TOTAL OWNERSHIP COSTS                             191.3      147.6         546.2       423.0

OTHER COSTS AND EXPENSES
    Operating expenses                             52.9       55.2         135.7       207.2
    Selling, general and administrative            54.8       47.6         147.4       144.8
    Provision for possible losses                   4.6        2.8           8.6         8.3
                                               --------   --------    ----------    --------

INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                  60.7       60.9         177.9       165.0

INCOME TAXES                                       23.1       24.5          70.3        64.4
                                               --------   --------    ----------    --------

INCOME FROM CONTINUING
   OPERATIONS                                      37.6       36.4         107.6       100.6

DISCONTINUED OPERATIONS (2):
   Operating results                                7.5        5.8          14.9        18.9
   Gain on sale of portion of segment               -          -             4.7         -
                                               --------   --------    ----------    --------

NET INCOME                                     $   45.1   $   42.2    $    127.2    $  119.5
                                               ========   ========    ==========    ========

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30           SEPTEMBER 30
                                                -------------------   -----------------------
                                                  2000        1999      2000           1999
                                                -------     -------   --------       --------
PER COMMON SHARE
    Basic net income per share
        Income from continuing operations       $   .79     $  .74    $   2.24       $  2.04
        Income from discontinued operations         .16        .11         .41           .38
                                                -------     -------   --------       --------
        Total                                   $   .95     $  .85    $   2.65       $  2.42

    Diluted net income per share
        Income from continuing operations       $   .78     $  .72    $   2.21       $  1.99
        Income from discontinued operations         .15        .11         .40           .37
                                                -------     -------   --------       --------
        Total                                   $   .93     $  .83    $   2.61       $  2.36

     Dividends paid                             $   .30     $  .275   $    .90       $   .825


(1) The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

(2) Discontinued operations - Operating results for the former Integrated Solutions Group segment are shown net of taxes of $4.6, $5.0, $9.2, and $15.9 million, respectively, for the four periods displayed. Gain on sale reflects the sale of 81% of GATX Logistics, Inc. and is stated net of income tax benefit of $5.7 million.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                             SEPTEMBER 30   DECEMBER 31
                                                 2000          1999
                                             ------------   -----------
                                              (Unaudited)

ASSETS


CASH AND CASH EQUIVALENTS                     $    118.0    $    102.5

RECEIVABLES
    Trade accounts                                 117.0         153.6
    Finance leases                                 725.7         645.7
    Secured loans                                  565.7         358.0
    Less - Allowance for possible losses          (113.0)       (115.7)
                                              ----------    ----------
                                                 1,295.4       1,041.6

OPERATING LEASE ASSETS AND FACILITIES
    Railcars and service facilities              2,687.2       2,698.7
    Tank storage terminals and pipelines         1,465.5       1,221.7
    Operating lease investments and other        1,455.1       1,404.5
                                              ----------    ----------
                                                 5,607.8       5,324.9
    Less - Allowance for depreciation           (2,107.1)     (2,042.9)
                                              ----------    ----------
                                                 3,500.7       3,282.0


INVESTMENTS IN AFFILIATED COMPANIES                982.5         957.3


OTHER ASSETS                                       485.4         483.4
                                              ----------    ----------

                                              $  6,382.0    $  5,866.8
                                              ==========    ==========

                                                    SEPTEMBER 30   DECEMBER 31
                                                       2000           1999
                                                    ------------   -----------
                                                     (Unaudited)
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDERS' EQUITY

ACCOUNTS  PAYABLE                                    $    315.5    $    372.3
ACCRUED EXPENSES                                           86.2          65.8
DEBT
   Short-term                                             160.7         377.4
   Long-term:
      Recourse                                          3,391.9       2,785.7
      Nonrecourse                                         510.7         463.8
   Capital lease obligations                              165.3         183.1
                                                     ----------    ----------
                                                        4,228.6       3,810.0

DEFERRED INCOME TAXES                                     556.6         457.2
OTHER DEFERRED ITEMS                                      319.1         325.5
                                                     ----------    ----------

   TOTAL LIABILITIES AND DEFERRED ITEMS                 5,506.0       5,030.8

SHAREHOLDERS' EQUITY
   Preferred stock                                          -             -
   Common stock                                            34.8          34.5
   Additional capital                                     350.4         338.7
   Reinvested earnings                                    627.2         543.0
   Accumulated other comprehensive (loss) income           (7.1)          1.2
                                                     ----------    ----------
                                                        1,005.3         917.4
   Less - Cost of common shares in treasury              (129.3)        (81.4)
                                                     ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                             876.0         836.0
                                                     ----------    ----------

                                                     $  6,382.0    $  5,866.8
                                                     ==========    ==========

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                              --------------------    ------------------------
                                                                2000        1999         2000          1999
                                                              --------    --------    ----------    ----------
OPERATING ACTIVITIES
Net income                                                    $   45.1    $   42.2    $    127.2    $    119.5
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Realized gains on remarketing of leased equipment          (20.2)      (18.4)        (40.0)        (65.3)
      Depreciation and amortization                               94.4        79.6         285.4         220.3
      Provision for possible losses                                4.6         2.9           9.0           8.4
      Deferred income taxes                                       31.4        14.1          74.6          57.4
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                            8.4        17.9         (29.1)        (44.6)
Other                                                            (41.8)      (17.6)       (100.5)        (48.0)
                                                              --------    --------    ----------    ----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    121.9       120.7         326.6         247.7

INVESTING ACTIVITIES
Additions to operating lease assets and facilities               (78.1)     (103.3)       (440.9)       (320.5)
Portfolio lease investments, net of nonrecourse financing
   for leveraged leases                                         (121.0)     (250.5)       (412.6)       (434.2)
Secured loans extended                                          (122.0)      (73.1)       (338.5)       (204.7)
Investments in affiliated companies                              (42.3)      (40.3)       (170.0)       (136.1)
Other investments and progress payments                           (9.1)      (17.2)       (114.7)        (41.1)
                                                              --------    --------    ----------    ----------
Capital additions and portfolio investments                     (372.5)     (484.4)     (1,476.7)     (1,136.6)
Portfolio proceeds:
      From remarketing of leased equipment                        61.1        31.7         106.2         174.5
      From return of investment                                  111.0       106.3         286.3         226.2
                                                              --------    --------    ----------    ----------
Total portfolio proceeds                                         172.1       138.0         392.5         400.7
Proceeds from other asset sales                                   23.9       199.8         405.1         251.8
                                                              --------    --------    ----------    ----------
    NET CASH USED IN INVESTING ACTIVITIES                       (176.5)     (146.6)       (679.1)       (484.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                         630.0        67.2       1,410.8         373.9
Repayment of long-term debt                                     (117.3)      (79.9)       (728.9)       (350.0)
Net (decrease) increase in short-term debt                      (431.3)       72.7        (227.6)        310.6
Other receipts (advances)                                           .6        36.0           7.9          (7.9)
Repayment of capital lease obligations                            (5.3)       (2.0)        (15.4)        (12.8)
Issuance (repurchase) of common stock and other                    5.4        (6.7)        (35.8)         (1.5)
Cash dividends                                                   (14.3)      (13.7)        (43.0)        (40.9)
                                                              --------    --------    ----------    ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     67.8        73.6         368.0         271.4
                                                              --------    --------    ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                              $   13.2    $   47.7    $     15.5    $     35.0
                                                              ========    ========    ==========    ==========

                        GATX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30          SEPTEMBER 30
                                                        ------------------    --------------------
                                                          2000       1999       2000        1999
                                                        -------    -------    --------    --------
Net income                                              $  45.1    $  42.2    $  127.2    $  119.5

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustment              (10.3)       4.6       (30.5)        6.4

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                 12.8       (4.8)       22.2         5.8
                                                        -------    -------    --------    --------
Other comprehensive income (loss)                           2.5        (.2)       (8.3)       12.2
                                                        -------    -------    --------    --------

COMPREHENSIVE INCOME                                    $  47.6    $  42.0    $  118.9    $  131.7
                                                        =======    =======    ========    ========

(a) Reclassification adjustments:
       Unrealized gain (loss) on securities             $  20.0    $   (.9)   $   43.1    $   14.6

       Less - Reclassification adjustment for gains
           realized included in net income                 (7.2)      (3.9)      (20.9)       (8.8)
                                                        -------    -------    --------    --------
       Net unrealized gain (loss) on securities         $  12.8    $  (4.8)   $   22.2    $    5.8
                                                        =======    =======    ========    ========

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                              ----------------------------------------------------------------------------
                                                                 FINANCIAL       CORPORATE
                                                 GATX RAIL        SERVICES       AND OTHER     INTERSEGMENT     TOTAL
                                                 ---------        --------       ---------     ------------     -----
THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------
PROFITABILITY
  Revenues                                        $  144.5        $  202.9         $   .6        $   (.4)     $  347.6
  Share of affiliates' earnings                         .7            16.0            -              -            16.7
                                              ----------------------------------------------------------------------------
  Gross income                                       145.2           218.9             .6            (.4)        364.3

  Interest expense                                    13.0            47.8            1.6             .3          62.7
  Depreciation and amortization                       24.2            56.2             .3             .5          81.2
  Income (loss) from continuing
     operations before taxes                          25.6            42.8           (7.7)           -            60.7
  Income (loss) from continuing                       15.9            26.1           (4.4)           -            37.6
     operations
FINANCIAL POSITION
  Debt                                               788.9         2,762.4           72.0         (111.2)      3,512.1
  Equity                                             341.9           457.3          (27.5)          (5.1)        766.6
  Investments in affiliated companies                 89.6           805.8             .4            -           895.8
  Identifiable assets                              1,665.6         3,770.9           50.3         (174.2)      5,312.6
ITEMS AFFECTING CASH FLOW
  Net cash provided by
     operating activities                             17.6            76.2            9.9            -           103.7
  Portfolio proceeds                                   -             172.1            -              -           172.1
                                              ----------------------------------------------------------------------------
     Total cash provided                              17.6           248.3            9.9            -           275.8
  Capital additions and portfolio
     investments                                      71.1           293.4             .2            -           364.7

--------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
PROFITABILITY
  Revenues                                        $  148.2        $  148.3         $   .2        $  (1.5)     $  295.2
  Share of affiliates' earnings                         .6            18.3            -              -            18.9
                                              ----------------------------------------------------------------------------
  Gross income                                       148.8           166.6             .2           (1.5)        314.1

  Interest expense                                    14.0            30.7            1.8            (.5)         46.0
  Depreciation and amortization                       24.6            40.6             .3             .5          66.0
  Income (loss) from continuing
     operations before taxes                          32.8            33.7           (5.5)           (.1)         60.9
  Income (loss) from continuing                       20.0            20.1           (3.6)           (.1)         36.4
     operations
FINANCIAL POSITION AT DECEMBER 31, 1999
  Debt                                               831.0         2,255.3           67.6           (8.8)      3,145.1
  Equity                                             327.5           362.8          (65.9)          (5.0)        619.4
  Investments in affiliated companies                 91.3           665.5             .7            -           757.5
  Identifiable assets                              1,693.8         3,088.9           29.8         (112.1)      4,700.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by
     operating activities                             20.1            67.2           10.3            -            97.6
  Portfolio proceeds                                   -             138.0            -              -           138.0
                                              ----------------------------------------------------------------------------
     Total cash provided                              20.1           205.2           10.3            -           235.6
  Capital additions and portfolio
     investments                                      94.4           371.6            (.1)           -           465.9

--------------------------------------------------------------------------------------------------------------------------

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                              ----------------------------------------------------------------------------
                                                                  FINANCIAL      CORPORATE
                                                  GATX RAIL       SERVICES       AND OTHER   INTERSEGMENT        TOTAL
                                                  ---------       --------       ---------   ------------        -----
NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
PROFITABILITY
  Revenues                                        $  429.0        $  526.1         $  1.2      $  (3.3)        $  953.0
  Share of affiliates' earnings                        2.6            60.2            -            -               62.8
                                              ----------------------------------------------------------------------------
  Gross income                                       431.6           586.3            1.2         (3.3)         1,015.8

  Interest expense                                    41.5           129.6            5.7          (.7)           176.1
  Depreciation and amortization                       74.5           162.6            1.1          1.8            240.0
  Income (loss) from continuing
     operations before taxes                          83.9           115.6          (21.5)         (.1)           177.9
  Income (loss) from continuing                       52.3            70.1          (14.7)         (.1)           107.6
     operations
FINANCIAL POSITION
  Debt                                               788.9         2,762.4           72.0       (111.2)         3,512.1
  Equity                                             341.9           457.3          (27.5)        (5.1)           766.6
  Investments in affiliated companies                 89.6           805.8             .4          -              895.8
  Identifiable assets                              1,665.6         3,770.9           50.3       (174.2)         5,312.6
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                            116.8           190.5          (10.5)         -              296.8
  Portfolio proceeds                                   -             392.5            -            -              392.5
                                              ----------------------------------------------------------------------------
     Total cash provided (used)                      116.8           583.0          (10.5)         -              689.3
  Capital additions and portfolio
     investments                                     345.8         1,041.1             .4          -            1,387.3

--------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
PROFITABILITY
  Revenues                                        $  426.9        $  477.4         $   .9      $  (5.1)        $  900.1
  Share of affiliates' earnings                        2.4            45.8            -            -               48.2
                                              ----------------------------------------------------------------------------
  Gross income                                       429.3           523.2             .9         (5.1)           948.3

  Interest expense                                    39.5            89.0            5.2         (1.3)           132.4
  Depreciation and amortization                       73.9           103.1             .9          1.5            179.4
  Income (loss) from continuing
     operations before taxes                          88.6            95.5          (17.8)        (1.3)           165.0
  Income (loss) from continuing                       55.0            58.5          (11.9)        (1.0)           100.6
     operations
FINANCIAL POSITION AT DECEMBER 31, 1999
  Debt                                               831.0         2,255.3           67.6         (8.8)         3,145.1
  Equity                                             327.5           362.8          (65.9)        (5.0)           619.4
  Investments in affiliated companies                 91.3           665.5             .7          -              757.5
  Identifiable assets                              1,693.8         3,088.9           29.8       (112.1)         4,700.4
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
     operating activities                            107.5           116.8          (14.2)         -              210.1
  Portfolio proceeds                                   -             400.7            -            -              400.7
                                              ----------------------------------------------------------------------------
     Total cash provided (used)                      107.5           517.5          (14.2)         -              610.8
  Capital additions and portfolio
     investments                                     297.9           783.8            1.2          -            1,082.9

--------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     COMPARISON OF FIRST NINE MONTHS OF 2000
                          TO FIRST NINE MONTHS OF 1999

GATX Corporation's net income for the first nine months of 2000 was $127 million, a 6% increase from the $120 million for the same period in 1999. Earnings per share on a diluted basis increased 11% to $2.61 from $2.36 for the 1999 period.

On July 11, 2000, GATX Corporation announced its intention to sell GATX Terminals Corporation, a wholly owned subsidiary of GATX Rail Corporation and a member of the Integrated Solutions Group. Additionally, in the second quarter GATX Corporation divested 81% of GATX Logistics, Inc., also a member of the Integrated Solutions Group. As a result of these actions, operating results for the Integrated Solutions Group have been segregated as discontinued operations in the consolidated statements of income. Results from discontinued operations for the nine-month period include a $5 million after-tax gain related to the sale of GATX Logistics, Inc. Prior year results of operations have been restated to reflect the current year's presentation of the Integrated Solutions Group as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS
GATX Corporation's gross income from continuing operations of $1,016 million was $68 million higher than the prior year. Net income from continuing operations for the first nine months of 2000 was $108 million compared to $101 million for the first nine months of 1999. Diluted earnings per share from continuing operations increased 11% to $2.21 from $1.99 for the prior year period.

GATX RAIL
GATX Rail's gross income for the first nine months of 2000 increased slightly over the prior year period as revenue generated by a larger active fleet more than offset the absence of last year's gain associated with the sale of 1,700 grain cars. Approximately 85,400 tank and freight cars were on lease throughout North America at September 30, 2000, compared to 81,900 railcars a year ago. The average rental rate remained essentially flat with the prior year.

Growth in the active domestic fleet and rental rates has been slowed by industry factors. Consolidation among major chemical customers has led to fleet rationalization, and railroads have improved efficiency following a period of merger-related congestion. These factors are expected to continue affecting car demand and lease rates during the remainder of the year. Due to the current market conditions, GATX Rail's utilization decreased to 93% as of September 30, 2000 from 95% at the end of prior year period, reflecting an increase in the number of idle railcars. Correspondingly, fleet growth was scaled back in the third quarter and for the remainder of the year.

In addition to the challenging market conditions, GATX Rail is addressing an important issue with respect to its domestic service network. Employees at its four domestic service centers, represented by the United Steelworkers of America, have rejected the terms of a company-proposed labor contract. The company's proposal is designed to improve the long-term competitive position of GATX Rail's service centers. As a result of the uncertainty this situation has caused, the amount of work at our service centers has declined and the use of third party contract shops has increased to ensure seamless customer service. The service centers continue to remain open and operational, but with smaller staffs given the lower volume of work. While this has been an effective service alternative, GATX Rail will incur abnormally high maintenance expenses during the fourth quarter absent the prompt signing of a new contract.

Prior year net income included $3 million primarily related to a gain on the sale of 1,700 grain cars partially offset by certain incremental operating expenses. Excluding this gain, net income was up slightly from the prior year as revenues from the larger active fleet and lower operating expenses were partially offset by higher SG&A and ownership costs.

FINANCIAL SERVICES
Financial Services' gross income increased 12% from the prior year period. Comparisons between periods are affected by the sale of the value-added technology equipment sales and service business (VAR) in June 1999. Excluding VAR, gross income increased 29% over the prior year primarily due to increases in lease income generated from a larger lease portfolio and the share of affiliates' earnings. The increase in lease income was predominately driven by growth in the technology portfolio. Asset remarketing income decreased $23 million from the prior year period but was essentially offset by a $20 million increase in gains from stock sales. Asset remarketing income includes both gains from asset sales and residual sharing fees. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Net income of $70 million increased 20% from last year as a result of higher lease income and increases in share of affiliates' earnings and gains from the sale of stock. These increases were partially offset by higher ownership costs and SG&A expenses associated with increased investment and overall business activity.

CORPORATE AND OTHER
Corporate and Other net expense was $15 million for the first nine months of 2000 compared with $13 million for the prior year period. The increase in net expense is largely due to lower insurance proceeds partially offset by a favorable settlement of an environmental claim.

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

Operating results for the first nine months of 2000 were $15 million, down $4 million from the prior year period. Strong results in the domestic terminal and pipeline business were offset largely by losses incurred in the now sold warehousing business, the absence of a nonrecurring gain recognized last year on the sale of rights along the Central Florida Pipeline, higher business development costs, and lower affiliate contribution primarily from Olympic Pipeline Company (Olympic).

The sale of 81% of GATX's interest in Logistics generated a $5 million gain primarily related to tax benefits.

Terminals owned 25.1% of the common shares of Olympic Pipeline Company. On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. The affected section of the pipeline is not expected to resume operations until next year. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common shares to BP's Pipelines Business Unit.

CASH FLOW AND LIQUIDITY

Net cash provided by operating activities for the first nine months of 2000 was $327 million, a $79 million increase from last year's period, due to higher depreciation taken in the current year, the timing of working capital requirements and lower asset remarketing gains. All cash received from asset dispositions, including gain and return of principal, is included in investing activities as portfolio proceeds or other asset sales. Portfolio proceeds decreased $8 million from the comparable 1999 period. The decrease in proceeds from the remarketing of leased equipment was partially offset by an increase in the return of investment, including an increase in loan principal receipts and the return of capital distributions from joint venture investments. Proceeds from other asset sales of $405 million increased $153 million from last year's period and include the proceeds from the sale-leaseback of railcars at GATX Rail and the sale of GATX Logistics, Inc.

Capital additions and portfolio investments for the first nine months of 2000 totaled $1.5 billion, an increase of $340 million from the first nine months of 1999. GATX Rail invested $346 million, a $48 million increase from the nine-month period of 1999, in its railcar fleet, facilities, and international affiliates. This increase reflects an investment in approximately 900 additional railcars as compared with the prior year period. Portfolio investments at Financial Services of $1.0 billion were $257 million higher than the prior year and primarily reflect investments in air and technology assets and joint ventures. Future capital additions and portfolio investments are dependent on market conditions and opportunities to acquire desirable assets. GATX Rail has scaled back fleet growth given the current market conditions and, as a result, railcar additions are not anticipated to continue at the same rate for the remainder of 2000. Internally generated cash flow and GATX's external financing sources will be used to fund future capital additions and portfolio investments.

Cash provided by financing activities increased $97 million to fund the high level of current period capital additions and portfolio investments. During the nine-month period, $1.4 billion of long-term debt was issued and $729 million of long-term debt obligations were repaid. Short-term debt decreased $228 million from the 1999 period. The decrease in short-term debt and increase in long-term debt primarily reflects activity at Financial Services. During 2000, GATX used $48 million to repurchase 1.4 million common shares to effectively complete the company's stock repurchase program announced in 1999.

GATX, through its subsidiaries, had unused committed lines of credit of $619 million at September 30, 2000. GATX Rail Corporation (GRC) issued $30 million of medium-term notes and $130 million of other long-term debt during the first nine months of 2000. GATX Capital completed a $350 million debt offering and issued $250 million of medium-term notes and $651 million in nonrecourse debt during the first nine months of 2000. Additional financing needs were met by cash flow from operations, portfolio proceeds, proceeds from other asset sales that included two sale-leaseback financings and short-term debt. GRC has a $650 million shelf registration for pass-through certificates and debt securities of which $477 million has been issued through September 30, 2000. GATX Capital has a shelf registration for $1.015 billion of which $600 million has been issued.

Other Matters
Effective January 1, 2001, GATX will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATX believes that the adoption of SFAS No. 133, as amended, will have a material impact on the accounting for stock warrants.

GATX Capital frequently obtains stocks and warrants from non-public, venture capital-backed companies in connection with its financing activities. Under current accounting guidance, these items are generally accounted for as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in fair value recorded as unrealized gain or loss in other comprehensive income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, these warrants must be accounted for as derivatives, with prospective changes in fair value recorded in current earnings.

As of September 30, 2000, a total of $57 million of unrealized gains, net of tax, were recorded in other comprehensive income. Of this amount, $32 million, net of tax from warrants is subject to SFAS No. 133 while the remaining $25 million, net of tax, representing stock held in the available-for-sale securities portfolio would continue to be accounted for in accordance with SFAS No. 115.

Apart from warrants, the GATX uses interest rate and currency swap agreements, and forward sale agreements, as hedges that manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under current accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps are deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements are deferred in the investment section of the balance sheet and recognized in other comprehensive income in stockholder's equity in conjunction with the designated hedged item. The application of SFAS No. 133 as amended, to derivative instruments, other than warrants, is not expected to have a material impact on the GATX's consolidated financial statements.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in the markets served by GATX such as the rail, air, technology, petroleum, chemical and steel industries.

                        COMPARISON OF THIRD QUARTER 2000
                              TO THIRD QUARTER 1999

Third quarter consolidated net income was $45 million or $.93 per share on a diluted basis compared to $42 million or $.83 per share on a diluted basis in the prior year period. For the third quarter of 2000 net income from continuing operations was $38 million or $.78 per share, on a diluted basis, as compared to $36 million or $.72 per share for the third quarter of 1999. Earnings per share was favorably affected by the repurchase of common stock.

Increases and decreases in gross income and net income (loss) between third quarter 2000 and third quarter 1999 for continuing operations and discontinued operations were principally due to the reasons described above in relation to the nine-month period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

As previously reported, GATX Capital Corporation ("Capital"), a subsidiary of GATX Corporation, is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD had the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog"), a California general partnership. A subsidiary of Capital, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STC's") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error."

On August 11, 2000, the United States District Court for the Northern District of California granted Elsinore Aerospace Services LP's ("Elsinore") motion for summary judgment against Capital on its claim for indemnification and defense under its contract with Airlog. Under this contract, Elsinore was to develop engineering, design and analysis necessary to develop Airlog's existing 747-100 STC's into STC's for converting 747-200 aircraft from passenger to freighter configuration.

One Affected Aircraft was converted for American International Airlines ("AIA") under the STC's which were obtained pursuant to the Elsinore contract. AIA sued Elsinore, Capital and Airlog among others as a result of the issuance of the AD.

Capital believes the Court's ruling is in error both as a matter of law and application of the facts of this claim. Therefore, Capital intends to pursue an appeal.

Calnev Pipe Line Company ("Calnev"), a wholly owned subsidiary of GATX Terminals Corporation, has agreed in a Compliance Order with Region 9 of the U.S. Environmental Protection Agency ("EPA") to comply with and correct certain alleged violations of the Clean Air Act. In general, the Order requires Calnev to: (a) complete construction of a new vapor recovery unit in Las Vegas and limit use of another; (b) comply with certain throughput limits and VOC emission limits at the Las Vegas loading rack; (c) engage in certain recordkeeping; and,
(d) comply with certain authority and permitting requirements of the EPA and the Clark County, Nevada, Health District. Calnev has not admitted to any violation of permit, law or regulation. The United States of America, the State of Nevada and Clark County have reserved the right to assess civil penalties.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K PAGE

(a)     11A       Computation of Basic Net Income Per Share of Common Stock.

        11B       Computation of Diluted Net Income Per Share of Common Stock.

        27 Financial Data Schedule for GATX Corporation for the quarter ended September 30, 2000. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

                  Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

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



                                                 GATX CORPORATION
                                                   (Registrant)





                                               /s/ Brian A. Kenney
                                         ------------------------------------
                                                 Brian A. Kenney
                                                Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer)





Date:  November 13, 2000