Form 10-K
period 2000-12-31
GATX CORP
filed 2001-03-30
CIK 40211

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

         |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                         Name of each exchange on
           Title of each class or series                     which registered
----------------------------------------------------     ------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of March 23, 2001, 48,439,284 common shares were outstanding, and the aggregate market value of the common shares (based upon the March 23, 2001, closing price of these shares on the New York Stock Exchange) of GATX Corporation held by nonaffiliates was approximately $1,961.8 million.

                       Documents Incorporated by Reference

         Portions of the GATX Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II. Portions of GATX's proxy statement dated March 30, 2001, are incorporated by reference into Part III.

PART I

Item 1.  Business

During 2000, GATX Corporation redefined its strategic focus and undertook initiatives to position itself as a specialized finance and leasing company. To accomplish this goal, certain supply chain related businesses of the GATX Integrated Solutions Group (ISG) were sold in 2000 and all remaining ISG businesses have been targeted for divestiture in 2001. As a result of these actions, the financial data for the ISG segment is presented as discontinued operations for all periods presented.

GATX Corporation now has two operating segments: Financial Services and GATX Rail. Through these businesses, GATX combines asset knowledge and services, structuring expertise, creative partnering and risk capital to serve customers and partners worldwide. Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000 on pages 53 and 54, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Industry Segments

                               Financial Services

Financial Services represents GATX Capital Corporation and its subsidiaries and affiliates, which arrange and service the financing of equipment and other capital assets on a worldwide basis, and American Steamship Company, which operates self-unloading vessels on the Great Lakes. Headquartered in San Francisco, California, Financial Services provides financing primarily to the aircraft, rail, technology, venture finance and marine industries. These financings, which are held within Financial Services' own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in an asset's residual value and warrants of non-public start-up companies. For its transaction structuring and portfolio management services, Financial Services receives fees at the time a transaction is completed, an asset is remarketed, and/or on an ongoing basis.

Financial Services primarily competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, financing arms of equipment manufacturers, and other Great Lakes commercial fleets. No single customer accounts for more than 5% of Financial Services' revenues. In addition to its San Francisco home office, Financial Services has 8 domestic and 18 foreign offices.

                                    GATX Rail

GATX Rail (Rail), is headquartered in Chicago, Illinois. Rail is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 2000, its North American fleet consisted of approximately 91,600 railcars, comprised of 70,000 tank cars and 21,600 specialized freight cars. In addition to 79,800 railcars in the United States, Rail has 9,100 railcars in its Canadian fleet and 2,700 railcars in its Mexican fleet. The utilization rate of Rail's North American railcar fleet at December 31, 2000 was approximately 93%. Rail's railcars have a depreciable life of 20 to 33 years and an average age of approximately 16 years.

In addition to the North American fleet, Rail's investments in affiliated companies result in ownership interests in two European fleets. Rail owns a 46% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and an 18.8% interest in AAE Cargo, headquartered in Switzerland. In March 2001, a subsidiary of Rail purchased Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet and fuel distribution company. DEC assets include 11,500 tank cars and a maintenance network.

Rail's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 2000, approximately 44% of railcar leasing revenue was attributable to shipments of chemical products, 31% to food and other products, and 25% to petroleum products. Rail leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Rail typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. Rail purchases most of its new railcars from Trinity Industries, Inc., a Dallas-based metal products manufacturer. Under its full service leases, Rail maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. As of December 31, 2000, Rail operates a network of major service centers consisting of four domestic, four Canadian and one Mexican facility. To supplement these nine major service centers, Rail utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops. Subsequent to year-end 2000, Rail closed one of its service centers, located in East Chicago, IN.

The full-service railcar leasing industry is comprised of Rail, Union Tank Car Company, General Electric Railcar Services Corporation, and various financial institutions. As of the end of 2000, Rail had 24% of the 271,100 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.

              Discontinued Operations - Integrated Solutions Group

Integrated Solutions Group (ISG) consisted of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics) and minor business development efforts that provided logistics and supply chain services related to chemicals, petroleum, and dry goods. In May 2000, GATX divested 81% of Logistics. The remaining 19% of Logistics was sold in December 2000. In July 2000, GATX announced its intent to sell Terminals and reached an agreement in November to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. A portion of this transaction closed in March 2001 and the remainder is expected to close following regulatory approval. GATX expects to complete the divestiture of the remaining terminals and supply chain businesses in 2001.


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

Employees

GATX and its subsidiaries have approximately 3,200 employees, of whom 36% are hourly employees covered by union contracts. Employees for continuing operations were approximately 2,300, of whom 40% are hourly employees covered by union contracts.

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

GATX's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and cleanup costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under these Acts and comparable state laws, GATX may be required to share in the cost to clean up various contaminated sites identified by the EPA and other agencies. GATX has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GATX is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in cleanup or restoration efforts by others, GATX's total cleanup costs at these sites cannot be predicted with certainty; however, GATX's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

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

GATX's environmental reserve at the end of 2000 was $83.2 million and reflects GATX's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $9.3 million in 2000 and $11.7 million in 1999. Expenditures charged to the reserve amounted to $11.8 million and $7.6 million in 2000 and 1999, respectively.

In 2000, GATX made capital expenditures of $8.1 million for environmental and regulatory compliance, which was comparable to 1999. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems.

In November 2000, GATX entered into an agreement to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. This transaction is structured as a sale of the capital stock of Terminals. Under the terms of the agreement various environmental liabilities associated with the terminals and pipeline assets will be assumed by the buyer. Excluding the liabilities associated with the sale of the Terminals' operations, GATX's environmental reserve at the end of 2000 was $46.2 million.

Item 2. Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document and, for continuing operations, in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000 on page 58, GATX Locations of Operations (page reference is to the Annual Report to Shareholders).

At December 31, 2000, locations related to the discontinued operations of ISG are as follows:

HEADQUARTERS
Chicago, Illinois

TERMINAL LOCATIONS:                  TERMINAL AFFILIATES:                       PIPELINE LOCATIONS:
Carson, California                   Lanshan, China                             Calnev Pipeline
Richmond, California                 Kawasaki, Japan                              Adelanto, California
San Pedro, California                Kobe, Japan                                  Barstow, California
Orlando, Florida                     Yokohama, Japan                              Colton, California
Tampa, Florida                       Kertih, Malaysia                             Las Vegas, Nevada
Argo, Illinois                       Jurong Town, Singapore
Carteret, New Jersey                 Wymondham, United Kingdom                  Central Florida Pipeline
Portland, Oregon (2)                                                              Orlando, Florida
Philadelphia, Pennsylvania           DISTILLATE AND BLENDING                      Tampa, Florida
Galena Park, Texas                   DISTRIBUTION AFFILIATE:
Pasadena, Texas                        Houston, Texas                           Manchester Jet Line
Seattle, Washington                                                               Manchester, United Kingdom
Antwerpen/Lillo, Belgium
Altamira, Mexico                                                                LOGISTICS LOCATIONS:
Pulau Busing, Singapore                                                         West Patterson, New Jersey
                                                                                Exton, Pennsylvania
                                                                                Pottstown, Pennsylvania

Item 3. Legal Proceedings
GATX Capital Corporation (Capital), a subsidiary of GATX Corporation (the Company), is a party to actions arising from the issuance by the Federal Aviation Administration (the FAA) in January 1996 of Airworthiness Directive 96-01-03 (the AD). The AD had the effect of significantly reducing the amount of freight that ten 747 aircraft could carry. These aircraft (the Affected Aircraft) were modified from passenger to freighter configuration by GATX/Airlog Company (Airlog), a California general partnership. A subsidiary of Capital, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates (STCs) issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error."

On July 11, 1996, Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. (Evergreen) in the United States District Court for the Northern District of California (No. C96-2494) with respect to three Affected Aircraft seeking a declaration that neither Airlog nor Capital had any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, which asserted that Airlog and Capital were liable to it under a number of legal theories in connection with the application of the AD to its three Affected Aircraft. Evergreen alleged approximately $160 million in compensatory damages and also sought unspecified punitive damages.

On January 31, 1997, American International Airways, Inc. (AIA) filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, Capital, Airlog Management Corp., and others asserting that Airlog and Capital were liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint sought damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The complaint asked in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. The AIA claim was assigned to Kalitta Air (Kalitta Air). Kalitta Air alleged $480 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

On June 4, 1997, Tower Air, Inc. filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against Capital, Airlog, an officer of Capital and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog. This action asserted causes of action in fraud and deceit, negligent misrepresentation, breach of contract and negligence and sought damages in excess of $25 million together with interest, costs, attorneys' fees and unspecified punitive damages.

On February 25, 1998, The Bank of New York (BNY) filed an action, as purported beneficial owner of one Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, Capital and others. This aircraft was originally converted by Airlog for Evergreen. This action sought declaratory relief and asserted claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation and unfair competition. BNY alleged approximately $19 million in compensatory damages, prejudgment interest and unspecified punitive damages.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively GECC) filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, Capital, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. GECC asserted that the defendants were liable to it under a number of legal theories in connection with the application of the AD to the three Affected Aircraft owned by GECC. GECC alleged approximately $100 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

Airlog, Capital, and others brought an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (Pemco) (C97-2484WHO), a contractor for Airlog which actually obtained the STCs and modified certain of the Affected Aircraft, seeking damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may have been entered in the litigation and attorneys' fees. In February 2000, Airlog stipulated to the dismissal of several of the causes of action against Pemco. The claims for contribution and damages of Airlog, Capital and others against Pemco were barred as a result of the settlements that Pemco reached with Evergreen and Kalitta. Consequently, this action has been dismissed.

As a result of the actions discussed above, on July 24, 1998 Airlog filed an action against the United States of America (C98-1029) in United States District Court for the Western District of Washington to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint sought damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above. On August 27, 1999, the Court dismissed Airlog's action against the United States. This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act was applicable to Airlog's claim. Airlog appealed that decision to the Circuit Court of Appeals for the Ninth Circuit. On December 13, 2000, the Court of Appeals affirmed the judgment of the District Court. Airlog has filed a petition with the Court of Appeals seeking en banc review of the ruling of the court.

Elsinore Aerospace Services LP (Elsinore) was a defendant in the AIA suit against Airlog, Capital and others. Elsinore cross-claimed against Airlog and brought a third-party claim against Capital for indemnification and defense under its contract with Airlog. Under this contract, Elsinore was to develop engineering, design and analysis necessary to develop Airlog's existing 747-100 STC's into STC's for converting 747-200 aircraft from passenger to freighter configuration. One Affected Aircraft was converted for AIA under STC's obtained pursuant to the Elsinore contract. On August 11, 2000, the United States District Court for the Northern District of California granted Elsinore's motion for summary judgment against Airlog on this cross-claim. Capital and Airlog believe the Court's ruling is in error both as a matter of law and application of the facts of this claim and intend to appeal the Court's ruling.

Trial of the claims of Evergreen and Kalitta Air with respect to the remaining five aircraft began January 8, 2001 and concluded March 1. Prior to trial, Capital settled with Tower, BNY, GECC, and during the trial with Evergreen in each case for undisclosed amounts. At the conclusion of the trial, the jury awarded Kalitta Air a total of $30.3 million for replacement of its two Affected Aircraft as damages for breach of contract, and $47.5 million plus interest for lost profits as damages for fraud by omission. Under instructions provided by the court to the jury, Kalitta Air is entitled to the higher of the two amounts. The net after-tax impact of the resolution of the five Airlog cases, including Evergreen, is $97.6 million, excluding any post-judgment interest expense. This is Capital's maximum liability for all Airlog-related matters, and does not reflect the fact that Capital will aggressively pursue all means of loss recovery including appeals and insurance.

Calnev Pipe Line Company (Calnev), an indirect wholly owned subsidiary of GATX Terminals Holding Corporation, has agreed in a Compliance Order with Region 9 of the U.S. Environmental Protection Agency (EPA) to comply with and correct certain alleged violations of the Clean Air Act. In general, the Order requires Calnev to: (a) complete construction of a new vapor recovery unit in Las Vegas and limit use of another; (b) comply with certain throughput limits and VOC emission limits at the Las Vegas loading rack; (c) engage in certain record keeping; and, (d) comply with certain authority and permitting requirements of the EPA and the Clark County, Nevada, Health District. Calnev has not admitted to any violation of permit, law or regulation. The United States of America, the State of Nevada and Clark County have reserved the right to assess civil penalties.

GATX and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial, and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the following information regarding executive officers is included in Part I in lieu of inclusion in the GATX Proxy
Statement:

                                                                                                   OFFICE
                                                                                                    HELD
            NAME                                          OFFICE HELD                               SINCE             AGE
------------------------------      ---------------------------------------------------------    ------------       ---------
Ronald H. Zech                      Chairman, President and Chief Executive Officer                 1996               57

Ronald J. Ciancio                   Vice President, General Counsel and Secretary                   2000               59

Gail L. Duddy                       Vice President, Human Resources                                 1999               48

Brian A. Kenney                     Vice President and Chief Financial Officer                      1999               41

William M. Muckian                  Controller and Chief Accounting Officer                         2000               41

Clifford J. Porzenheim              Vice President, Corporate Strategy                              1999               37

William J. Hasek                    Treasurer                                                       1999               44

Officers are elected annually by the Board of Directors. Previously, Mr. Zech was President of GATX Financial Services from 1985 to 1994. In 1994, Mr. Zech was elected as President and Chief Operating Officer of GATX. On January 1, 1996, he was elected as Chief Executive Officer and on April 26, 1996, Chairman. Mr. Ciancio was Assistant General Counsel of GATX from 1984 to 2000. In 2000, Mr. Ciancio became Vice President, Corporate Counsel and then Vice President, General Counsel and Secretary. Ms. Duddy joined GATX in 1992 as Director of Compensation and in 1995 also assumed responsibility for the benefits function. In 1997, Ms. Duddy was elected Vice President, Compensation, Benefits and Corporate Human Resources. In 1999, Ms. Duddy was elected Vice President, Human Recourses of GATX. Mr. Kenney was elected Vice President and Chief Financial Officer of GATX in 1999 and was Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996. In 2000, Mr. Muckian was elected Controller and Chief Accounting Officer. Previously, Mr. Muckian was Director of Taxes for GATX from 1996 to 2000. In 1999, Mr. Porzenheim was elected Vice President, Corporate Strategy of GATX. Mr. Porzenheim was the Director of Corporate Development for GATX from 1996 to 1998. Mr. Porzenheim was a consultant with the Boston Consulting Group from 1993 to 1996. Mr. Hasek was the Director of Financial Analysis and Budgeting from 1997 to 1999 and Manager of Corporate Finance from 1995 to 1997.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, on page 56, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 6. Selected Financial Data

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, on page 57, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is contained in Item 1, Business, section of this document and in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, the Management's Discussion and Analysis of 2000 compared to 1999 on pages 23-25, 27, and 29-31, the financial data of business segments on pages 53 and 54, and the Management's Discussion and Analysis of 1999 compared to 1998 on page 25, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, the Management's Discussion and Analysis of 2000 compared to 1999 on page 30 which is incorporated by reference herein (page reference is to the Annual Report to Shareholders).

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Corporation, included in
Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference (page references are to the Annual Report to Shareholders):

          Consolidated Statements of Income - Years Ended December 31, 2000,
            1999 and 1998, on page 22.
          Consolidated Balance Sheets - December 31, 2000 and 1999, on page 26. Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
            1999 and 1998, on page 28.
          Consolidated Statements of Changes in Shareholders' Equity - December
            31, 2000, 1999 and 1998, on page 32.
          Consolidated Statements of Comprehensive Income - Years Ended December
            31, 2000, 1999 and 1998, on page 32.
          Notes to Consolidated Financial Statements on pages 34 through 55.

Consolidated quarterly financial data is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 2000, on page 56, which is incorporated herein by reference (page reference is to the Annual Report to Shareholders).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item regarding directors is contained in sections entitled "Nominees For Directors" and "Additional Information Concerning Nominees" in the GATX Proxy Statement dated March 30, 2001, which sections are incorporated herein by reference. Information regarding officers is included at the end of Part I.

Item 11. Executive Compensation

Information required by this item regarding executive compensation is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 30, 2001, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 30, 2001, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Financial Statement Schedules, Reports on Form 8-K and Exhibits.

(a)   1.  Financial Statements

          The following consolidated financial statements of GATX Corporation included in the Annual Report to Shareholders for the year ended
          December 31, 2000, are filed in response to Item 8:

          Consolidated Statements of Income - Years Ended December 31, 2000,
            1999 and 1998.
          Consolidated Balance Sheets - December 31, 2000 and 1999.
          Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
            1999 and 1998.
          Consolidated Statements of Changes in Shareholders' Equity - December
            31, 2000, 1999 and 1998.
          Consolidated Statements of Comprehensive Income - Years Ended December
            31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules:                                                         Page
                                                                                               ----------

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

(b)       Report on Form 8-K.

          Form 8-K filed on March 23, 2001, reporting that GATX Rail Overseas
          Holding Corporation, a wholly-owned subsidiary of GATX Rail
          Corporation and an indirect wholly-owned subsidiary of GATX
          Corporation, acquired Dyrekcja Eksploatacji Cystern, Poland's national tank car fleet and fuel distribution company.

          Form 8-K filed on March 5, 2001, reporting that the second phase of a trial in Federal District Court for the Northern District of California against a GATX Capital partnership had concluded, awarding damages to Kalitta Air in the amount of $47.5 million plus applicable interest. GATX also announced that it settled a related dispute with Evergreen International Airlines, Inc., which had also been a party in the litigation. Terms of such settlement were not disclosed.

          Form 8-K filed on March 2, 2001, reporting the completion of GATX
          Corporation's sale of substantially all of the domestic operations of GATX Terminals Corporation, a wholly-owned subsidiary of GATX Rail
          Corporation and an indirect wholly-owned subsidiary of GATX
          Corporation, to Kinder Morgan Energy Partners L.P. and the sale of substantially all of the European operations.

          Form 8-K filed on February 20, 2001, reporting that the Federal
          District Court for the Northern District of California ruled that a GATX Capital partnership breached its warranties under aircraft modification agreements and fraudulently failed to disclose information to certain customers.

          Form 8-K filed on February 13, 2001, reporting acquisition of El
          Camino Resources, Ltd. by GATX Capital Corporation, an indirect wholly-owned subsidiary of GATX Corporation.

          Form 8-K filed on December 4, 2000, reporting GATX Corporation's agreement to sell substantially all of the domestic operation of GATX
          Terminals Corporation, a wholly-owned subsidiary of GATX Rail
          Corporation and an indirect wholly-owned subsidiary of GATX
          Corporation, to Kinder Morgan Energy Partners L.P.

(c)                           Exhibit Index
Exhibit
Number                 Exhibit Description                                                       Page
-------  -------------------------------------------------------                              ----------
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

10A. GATX Corporation 1985 Long Term Incentive Compensation Plan, as amended, and restated as of April 27, 1990, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990, file No. 1-2328. Amendment to said Plan effective as of April 1, 1991, incorporated by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number
          1-2328; Sixth Amendment to said Plan effective January 31,1997, submitted to the SEC on Form 10-K for the fiscal year ended 1999, file number 1-2328; Seventh Amendment to said Plan effective June 9, 2000, and Eighth Amendment of said Plan effective January 26, 2001, submitted to the SEC with the electronic submission of this report on Form 10-K.

10B.      GATX Corporation 1995 Long Term Incentive Compensation Plan,
          Incorporated by reference to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328. First
          Amendment of said Plan effective as of January 31, 1997 submitted to the SEC on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328; Second Amendment of said Plan effective as of December
          5, 1997 submitted to the SEC on Form 10-K for the fiscal year ended
          1999, file number 1-2328; Third Amendment of said Plan effective as of April 24, 1998, submitted to the SEC with the electronic submission of this report on Form 10-K; Fourth Amendment of said Plan effective June
          9, 2000, and Fifth Amendment of said Plan effective January 26, 2001, submitted to the SEC with the electronic submission of this report on Form 10-K.

Exhibit
Number                 Exhibit Description                                                       Page
-------   -------------------------------------------------------                              ----------
10C.      GATX Corporation Deferred Fee Plan for Directors, as amended and restated as of July 1, 1998, incorporated by reference to GATX's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1999, file number 1-2328.

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

Exhibit
Number                 Exhibit Description                                                       Page
-------  -------------------------------------------------------                              ----------
10K.      Agreement for Continued Employment Following Change of Control or
          Disposition of a Subsidiary between GATX Corporation and certain
          Executive officers dated as of December 1, 2000, submitted to the SEC with the electronic submission of this report on Form 10-K.

10L.      Arrangements between James J. Glasser and GATX associated with Mr.
          Glasser's retirement from GATX as described on page 11 in the Section of the GATX Proxy Statement dated March 13, 1996, entitled
          "Termination of Employment and Change of Control Arrangements" are incorporated herein by reference thereto, file number 1-2328.

10M.      Letter Agreement dated August 14, 2000, between David B. Anderson and
          GATX, submitted to the SEC with the electronic submission of this report on Form 10-K.

10N.      Stock Purchase Agreement dated February 28, 2001 between GATX Rail
          Corporation, a wholly-owned subsidiary of GATX Corporation, GATX
          Terminals Holding Corporation, a wholly-owned subsidiary of GATX Rail
          Corporation, and Kinder Morgan Energy Partners L.P. to sell substantially all of the domestic operations of GATX Terminals
          Corporation, submitted to the SEC with the electronic submission of this report on Form 10-K.

10O. Agreements between GATX Corporation and key personnel for issuance of phantom restricted stock, dated as of June 8, 2000, and January 25, 2001 submitted to the SEC with the electronic submission of this report on Form 10-K.

11A.      Computation of Basic Net Income Per Share.                                              22

11B.      Computation of Diluted Net Income Per Share.                                            23

12.       Statement regarding computation of ratios of earnings to combined
          fixed charges and preferred stock dividends.                                            24

13. Annual Report to Shareholders for the year ended December 31, 2000, pages 21 - 60 with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328, submitted to the SEC along with the electronic submission of this Report on Form
          10-K.

21.       Subsidiaries of the Registrant.                                                         25

23.       Consent of Independent Auditors.                                                        26

Exhibit
Number                 Exhibit Description                                                       Page
-------  -------------------------------------------------------                              ----------
24.       Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file Number 1-2328, submitted to the SEC along with the electronic submission of this Report on Form
          10-K.

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

                                              GATX CORPORATION
                                                (Registrant)



                                             /s/ Ronald H. Zech
                                   -----------------------------------------
                                               Ronald H. Zech
                                           Chairman, President and
                                           Chief Executive Officer
                                               March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


           /s/ Ronald H. Zech
-----------------------------------------
             Ronald H. Zech                 Chairman, President and
             March 30, 2001                 Chief Executive Officer



          /s/ Brian A. Kenney
-----------------------------------------
            Brian A. Kenney                 Vice President and
             March 30, 2001                 Chief Financial Officer



         /s/ William M. Muckian
-----------------------------------------
           William M. Muckian               Controller and
             March 30, 2001                 Chief Accounting Officer


Rod F. Dammeyer                             Director                         By                /s/ Ronald J. Ciancio
James M. Denny                              Director                                --------------------------------------------
Richard Fairbanks                           Director                                             Ronald J. Ciancio
William C. Foote                            Director                                            (Attorney in Fact)
Deborah M. Fretz                            Director                                              March 30, 2001
Miles L. Marsh                              Director
Michael E. Murphy                           Director
John W. Rogers, Jr.                         Director

REPORT OF INDEPENDENT AUDITORS




Shareholders and Board of Directors
GATX Corporation


We have audited the consolidated financial statements and related schedules of GATX Corporation and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Corporation and subsidiaries for the year ended December 31, 2000. These financial statements and related schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP





January 23, 2001
Chicago, Illinois (except with respect to Note 17, as to which the date is March 5, 2001)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                  (IN MILLIONS)


                                                                      YEAR ENDED DECEMBER 31
                                                               -----------------------------------
                                                                2000          1999          1998
                                                               -------       -------       -------
GROSS INCOME                                                   $   6.2       $   1.9       $   3.2

COSTS AND EXPENSES
   Interest                                                       29.1          28.2          28.3
   Depreciation                                                    1.6           1.4           1.1
   Selling, general and administrative                            23.3          17.6          21.4
                                                               -------       -------       -------

                                                                  54.0          47.2          50.8
                                                               -------       -------       -------

LOSS BEFORE INCOME TAXES AND SHARE OF NET INCOME OF
   SUBSIDIARIES                                                  (47.8)        (45.3)        (47.6)

INCOME TAX BENEFIT                                               (14.8)        (15.4)        (16.4)
                                                               -------       -------       -------

LOSS BEFORE SHARE OF NET INCOME OF SUBSIDIARIES                  (33.0)        (29.9)        (31.2)

SHARE OF NET INCOME FROM CONTINUING SUBSIDIARIES                  63.8         156.2         145.4
                                                               -------       -------       -------

INCOME FROM CONTINUING OPERATIONS                                 30.8         126.3         114.2

SHARE OF NET INCOME FROM DISCONTINUED OPERATIONS
  Operating results, net of income taxes                          27.4          25.0          17.7
  Gain on sale of portion of segment, net of income taxes          8.4            --            --
                                                               -------       -------       -------

NET INCOME                                                     $  66.6       $ 151.3       $ 131.9
                                                               =======       =======       =======


Note: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  (IN MILLIONS)


                                                                DECEMBER 31
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
ASSETS

Cash and Cash Equivalents                                 $    (.8)      $   (1.1)

Accounts Receivable                                           17.0             --

Property and Equipment                                        13.7           12.8
Less - allowance for depreciation                             (7.9)          (6.3)
                                                          --------       --------
                                                               5.8            6.5

Investment in Continuing Operations                          676.7          626.7
Investment in Discontinued Operations                        630.9          702.3

Other Assets                                                  31.6           14.0

                                                          --------       --------

                                                          $1,361.2       $1,348.4
                                                          ========       ========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' Equity

Accounts Payable and Accrued Expenses                     $   34.8       $   17.1

Due to Subsidiaries                                          535.1          491.7

Other Deferred Items                                           1.8            3.6
                                                          --------       --------

   Total Liabilities and Deferred Items                      571.7          512.4

Shareholders' Equity
   Preferred stock                                              --             --
   Common stock                                               35.0           34.5
   Additional capital                                        366.1          338.7
   Reinvested earnings                                       552.2          543.0
   Accumulated other comprehensive (loss) income             (34.4)           1.2
                                                          --------       --------

                                                             918.9          917.4
   Less - cost of shares in treasury                        (129.4)         (81.4)
                                                          --------       --------

   Total Shareholders' Equity                                789.5          836.0
                                                          --------       --------

                                                          $1,361.2       $1,348.4
                                                          ========       ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                  (IN MILLIONS)

                                                                        YEAR ENDED DECEMBER 31
                                                                 -----------------------------------
                                                                  2000          1999          1998
                                                                 -------       -------       -------
OPERATING ACTIVITIES
   Income from continuing operations                             $  30.8       $ 126.3       $ 114.2
   Adjustments to reconcile income from continuing
      operations to cash provided by continuing operations:
         Depreciation                                                1.6           1.4           1.1
         Deferred income tax benefit                                (9.7)         (7.4)         (8.2)
         Share of net income of subsidiaries less
             dividends received                                    (19.1)        (64.6)        (84.0)
   Other, including working capital                                 (8.2)          4.3           (.2)
                                                                 -------       -------       -------
Net cash (used in) provided by continuing operations                (4.6)         60.0          22.9


INVESTING ACTIVITIES
   Proceeds from the sale of GATX Logistics, Inc.                   74.7            --            --
   Additions to operating lease assets and facilities                (.8)         (1.1)          (.8)
                                                                 -------       -------       -------
Net cash provided by (used in) continuing operations                73.9          (1.1)          (.8)

FINANCING ACTIVITIES
   (Repurchase) issuance of common stock and other                 (20.1)        (27.3)          9.0
   Cash dividends to shareholders                                  (57.4)        (54.3)        (49.3)
   Investment in subsidiaries                                      (35.0)           --            --
   Advances from continuing subsidiaries                            43.4          19.5          12.6
                                                                 -------       -------       -------

Net cash used in financing activities of continuing
   operations                                                      (69.1)        (62.1)        (27.7)

ADVANCES TO DISCONTINUED OPERATIONS                                (17.5)        (13.0)         (6.1)
                                                                 -------       -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                           (17.3)        (16.2)        (11.7)

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM
   DISCONTINUED OPERATIONS                                          17.6          14.9          10.8
                                                                 -------       -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $    .3       $  (1.3)      $   (.9)
                                                                 =======       =======       =======

                                GATX CORPORATION
                                (PARENT COMPANY)

                       STATEMENTS OF COMPREHENSIVE INCOME

                                  (IN MILLIONS)




                                                            YEAR ENDED DECEMBER 31
                                                      -----------------------------------
                                                       2000          1999          1998
                                                      -------       -------       -------
NET INCOME                                            $  66.6       $ 151.3       $ 131.9

Other comprehensive (loss) income, net of tax
      Foreign currency (loss) gain                      (28.6)          5.1         (16.3)
      Unrealized (loss) gain on securities, net
          of reclassification adjustments (a)            (7.0)         28.3           2.0
                                                      -------       -------       -------
Other comprehensive (loss) income                       (35.6)         33.4         (14.3)
                                                      -------       -------       -------

COMPREHENSIVE INCOME                                  $  31.0       $ 184.7       $ 117.6
                                                      =======       =======       =======

(a) Reclassification adjustments:
        Unrealized gain on securities                 $  24.6       $  37.3       $   2.8
        Less - reclassification adjustments for
           Gains realized included in net income        (31.6)         (9.0)          (.8)
                                                      -------       -------       -------
        Net unrealized (loss) gain on securities      $  (7.0)      $  28.3       $   2.0
                                                      =======       =======       =======

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        GATX CORPORATION AND SUBSIDIARIES

                                  (IN MILLIONS)

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------

COL. A                                       COL. B          COL. C            COL. D              COL. E            COL. F

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------

                                                                      Additions
                                                          --------------------------------
DESCRIPTION                                Balance at      Charged to        Charged to                             Balance
                                            Beginning       Costs and      Other Accounts-       Deductions        at End of
                                            of Period       Expenses          Describe            Describe           Period

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------
Year ended December 31, 2000:
   Allowance for possible
      losses -- Note A                      $  113.5         $  17.7 (D)    $    1.0 (B)       $  (37.0) (C)      $     95.2

Year ended December 31, 1999:
   Allowance for possible
      losses -- Note A                      $  133.6         $  11.0        $    3.7 (B)       $  (34.8) (C)       $   113.5

Year ended December 31, 1998:
   Allowance for possible
      losses -- Note A                      $  126.6         $  11.0        $    4.3 (B)      $    (8.3) (C)       $   133.6


Note A - Deducted from asset accounts.

Note B - Represents principally the recovery of amounts previously written off.

Note C - Represents principally reductions in asset values charged off and uncollectible amounts.

Note D - Excludes impairment losses on operating lease equipment.