Form 10-Q
period 2001-03-31
GATX CORP
filed 2001-05-03
CIK 40211

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       ----------------------------------

                                    Form 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
         March 31, 2001                                           1-2328


                       ----------------------------------

                                GATX Corporation

Incorporated in the                              IRS Employer Identification No.
 State of New York                                        36-1124040

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

     Registrant had 48,460,630 shares of common stock outstanding as of April 30, 2001.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                              -------------------------------------
                                                                                   2001                  2000
                                                                              ---------------        --------------
GROSS INCOME
    Lease, interest and financing services                                     $   356.3             $     290.2
    Other expense                                                                    (.3)                   (1.2)
                                                                               ---------             -----------
    REVENUES                                                                       356.0                   289.0
    Share of affiliates' earnings                                                   14.9                    20.0
                                                                               ---------             -----------
TOTAL GROSS INCOME                                                                 370.9                   309.0

OWNERSHIP COSTS
    Depreciation and amortization                                                  103.1                    79.4
    Interest, net                                                                   61.0                    54.0
    Operating lease expense                                                         48.3                    40.2
                                                                               ---------             -----------
TOTAL OWNERSHIP COSTS                                                              212.4                   173.6

OTHER COSTS AND EXPENSES
    Operating expenses                                                              63.1                    30.8
    Selling, general and administrative                                             57.3                    41.1
    Provision for possible losses                                                   21.3                     2.0
    Fair value adjustments for derivatives                                           1.1                     -
                                                                               ---------             -----------
TOTAL OTHER COSTS AND EXPENSES                                                     142.8                    73.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               15.7                    61.5

INCOME TAXES                                                                        11.3                    23.9
                                                                               ---------             -----------
INCOME FROM CONTINUING OPERATIONS                                                    4.4                    37.6

DISCONTINUED OPERATIONS
   Operating results, net of income taxes                                            2.4                     3.0
   Gain on sale of portion of segment, net of income taxes                         163.9                     -
                                                                               ---------             -----------
TOTAL DISCONTINUED OPERATIONS                                                      166.3                     3.0
                                                                               ---------             -----------
NET INCOME                                                                     $   170.7             $      40.6
                                                                               =========             ===========


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                              -------------------------------------
                                                                                   2001                  2000
                                                                              ---------------        --------------
PER SHARE DATA
    Basic:
        Income from continuing operations                                      $    .09                $   .78
        Income from discontinued operations                                        3.44                    .06
                                                                              ---------------        --------------
        Total                                                                   $  3.53                $   .84

    Diluted:
        Income from continuing operations                                      $    .09                $   .76
        Income from discontinued operations                                        3.36                    .06
                                                                              ---------------        --------------
        Total                                                                   $  3.45                $   .82

     Dividends declared per common share                                       $    .31                $   .30


(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001. Certain amounts in the 2000 financial statements have been reclassified to conform to the current presentation.

(2) Discontinued operations - Operating results for the former Integrated Solutions Group segment are shown net of taxes of $1.4 million and $2.1 million, respectively, for the two periods displayed. Gain on sale of portion of segment primarily reflects the sale of substantially all of the company's interest in GATX Terminals Corporation and its subsidiary companies and is stated net of income taxes of $195.7 million.

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                      MARCH 31 2001             DECEMBER 31 2000
                                                                    -----------------          ------------------
                                                                       (Unaudited)
ASSETS
Cash and Cash Equivalents                                               $    627.2                  $    173.6
Receivables
    Trade accounts                                                            50.6                        93.7
    Finance leases                                                         1,009.0                       878.3
    Secured loans                                                            666.7                       634.1
    Less - allowance for possible losses                                    (108.7)                      (95.2)
                                                                    -----------------          ------------------
                                                                           1,617.6                     1,510.9

Operating Lease Assets and Facilities

     Railcars and service facilities                                       2,728.0                     2,695.3
     Operating lease investments and other                                 1,967.4                     1,490.4
     Less - allowance for depreciation                                    (1,855.3)                   (1,531.6)
                                                                    -----------------           -----------------
                                                                           2,840.1                     2,654.1


Investments in Affiliated Companies                                        1,040.8                       951.2
Other Assets                                                                 416.7                       343.0
Net Assets of Discontinued Operations                                        163.5                       630.9
                                                                    -----------------           -----------------

                                                                         $ 6,705.9                   $ 6,263.7
                                                                    =================           =================



                                                                        MARCH 31
                                                                          2001                   DECEMBER 31 2000
                                                                    ------------------          ------------------
                                                                       (Unaudited)
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY
Accounts Payable                                                        $    300.6                  $    317.3
Accrued Expenses                                                             324.1                       141.7
Debt
   Short-term                                                                601.7                       557.2
   Long-term:
      Recourse                                                             2,907.2                     3,093.9
      Nonrecourse                                                            689.9                       494.2
   Capital lease obligations                                                 156.0                       164.2
                                                                    ------------------          ------------------
                                                                           4,354.8                     4,309.5

Deferred Income Taxes                                                        472.3                       410.8
Other Deferred Items                                                         316.8                       294.9
                                                                    ------------------          ------------------

   Total Liabilities and Deferred Items                                    5,768.6                     5,474.2

Shareholders' Equity

   Preferred stock                                                             -                           -
   Common stock                                                               35.3                        35.0
   Additional capital                                                        377.5                       366.1
   Reinvested earnings                                                       707.9                       552.2
   Accumulated other comprehensive loss                                      (54.0)                      (34.4)
                                                                    ------------------          ------------------
                                                                           1,066.7                       918.9
   Less - cost of common shares in treasury                                 (129.4)                     (129.4)
                                                                    ------------------          ------------------
   Total Shareholders' Equity                                                937.3                       789.5
                                                                    ------------------          ------------------

                                                                         $ 6,705.9                   $ 6,263.7
                                                                    ==================          ==================


                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                     ------------------------------
                                                                                         2001            2000
                                                                                     -------------   --------------
OPERATING ACTIVITIES

Income from continuing operations                                                       $  4.4         $  37.6
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                                   (8.5)           (9.7)
      Depreciation and amortization                                                      103.1            79.4
      Provision for possible losses                                                       21.3             2.0
      Deferred income taxes                                                              104.1            29.0
Net change in trade receivables, inventories,
  accounts payable and accrued expenses                                                 (204.0)          (19.2)
Other                                                                                      8.3           (26.1)
                                                                                     -------------   --------------
    Net cash provided by continuing operations                                            28.7            93.0

INVESTING ACTIVITIES

Additions to equipment on lease, net of nonrecourse                                     (266.0)         (155.9)
  financing for leveraged leases
Additions to operating lease assets and facilities                                       (39.0)         (131.2)
Secured loans extended                                                                   (80.5)         (113.9)
Investments in affiliated companies                                                     (141.1)          (49.5)
Other investments and progress payments                                                 (113.7)           (7.8)
                                                                                     -------------   --------------
Portfolio investments and capital additions                                             (640.3)         (458.3)
Portfolio proceeds                                                                       248.4            99.2
Proceeds from sale of portion of segment                                               1,028.4             -
Proceeds from other asset sales                                                            5.0             4.4
                                                                                     -------------   --------------
    Net cash provided by (used in) investing activities of continuing operations         641.5          (354.7)

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                                                  62.0           121.7
Repayment of long-term debt                                                             (304.0)          (56.9)
Net increase in short-term debt                                                           44.5           330.4
Repayment of capital lease obligations                                                    (8.2)           (6.1)
Issuance (repurchase) of common stock and other                                           11.7           (26.5)
Cash dividends                                                                           (15.0)          (14.5)
                                                                                     -------------   --------------
    Net cash (used in) provided by financing activities of continuing operations        (209.0)          348.1
NET TRANSFERS TO DISCONTINUED OPERATIONS                                                  (7.6)          (67.0)
                                                                                     -------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                     453.6            19.4
                                                                                     -------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS                   (12.6)            1.8

                                                                                     -------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             $  441.0         $  21.2
                                                                                     =============   ==============


                       GATX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN MILLIONS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                    ------------------------------
                                                                                        2001           2000
                                                                                    ------------- ----------------
Net income                                                                          $     170.7    $     40.6
Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustment                                             (10.6)         (12.7)
     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)                                               (13.7)          15.7
     Unrealized gain on derivatives                                                        4.7            -
                                                                                    ------------- ----------------
Other comprehensive (loss) income                                                        (19.6)           3.0
                                                                                    ------------- ----------------

COMPREHENSIVE INCOME                                                                $     151.1    $     43.6
                                                                                    ============= ================

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities                                         $     (4.4)    $     24.2
       Less - reclassification adjustment for gains
                  realized included in net income                                         (9.3)          (8.5)
                                                                                    ------------- ----------------
       Net unrealized (loss) gain on securities                                     $    (13.7)   $      15.7
                                                                                    ============= ================

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                 FINANCIAL                      CORPORATE
                                                  SERVICES        GATX RAIL     AND OTHER     INTERSEGMENT      TOTAL
                                                  --------        ---------     ---------     ------------      -----
THREE  MONTHS ENDED MARCH 31, 2001
PROFITABILITY
  Revenues                                        $  213.7           142.8             .9           (1.4)     $  356.0
  Share of affiliates' earnings                       14.0              .9            -              -            14.9
                                                  --------         -------        -------       ---------     --------
  Gross income                                       227.7           143.7             .9           (1.4)        370.9

  Interest expense                                    55.7            12.9           (7.0)           (.6)         61.0
  Depreciation and amortization                       77.9            24.4             .5             .3         103.1
  Income (loss) from continuing
     operations before taxes                          19.1            (5.0)           1.7            (.1)         15.7
  Income (loss) from continuing
     operations                                       11.5            (4.1)          (3.0)           -             4.4
FINANCIAL POSITION

  Debt                                             3,334.1           850.2          207.6        (37.1)        4,354.8
  Equity                                             412.1           351.2          179.1         (5.1)          937.3
  Investments in affiliated companies                954.6            86.2            -            -           1,040.8
  Identifiable assets                              4,295.7         1,758.8          571.5        (83.6)        6,542.4
ITEMS AFFECTING CASH FLOW
  Net cash (used in) provided by
        continuing operations                        (10.1)           39.6            (.8)           -            28.7
  Portfolio proceeds                                 248.4             -              -              -           248.4
                                                  --------         -------        -------       ---------     --------
        Total cash provided                          238.3            39.6            (.8)           -           277.1
  Capital additions and portfolio
        investments                                  517.2           123.0             .1            -           640.3

THREE MONTHS ENDED MARCH 31, 2000
PROFITABILITY
  Revenues                                        $  150.0        $  140.2         $   .2        $  (1.4)     $  289.0
  Share of affiliates' earnings                       18.9             1.1            -              -            20.0
                                                  --------         -------        -------       ---------     --------
  Gross income                                       168.9           141.3             .2           (1.4)        309.0
  Interest expense                                    38.2            14.7            1.6            (.5)         54.0
  Depreciation and amortization                       52.5            25.8             .4             .7          79.4
  Income (loss) from continuing
     operations before taxes                          37.4            29.3           (5.3)            .1          61.5
  Income (loss) from continuing
     operations                                       22.9            18.5           (3.8)           -            37.6
FINANCIAL POSITION AT DECEMBER 31, 2000
  Debt                                             2,938.9           760.3          648.4          (38.1)      4,309.5
  Equity                                             333.4           359.7          101.5           (5.1)        789.5
  Investments in affiliated companies                866.8            83.9             .5            -           951.2
  Identifiable assets                              3,950.7         1,669.6           88.0          (75.5)      5,632.8
ITEMS AFFECTING CASH FLOW
  Net cash provided by (used in)
        continuing operations                         48.4            53.3           (8.7)           -            93.0
  Portfolio proceeds                                  99.2             -              -              -            99.2
                                                  --------         -------        -------       ---------     --------
        Total cash provided (used)                   147.6            53.3           (8.7)           -           192.2
  Capital additions and portfolio
         investments                                 326.6           131.4             .3            -           458.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    COMPARISON OF FIRST THREE MONTHS OF 2001
                          TO FIRST THREE MONTHS OF 2000

GATX Corporation's net income for the first three months of 2001 was $171 million, a $130 million increase from the $41 million reported for the same period in 2000. Earnings for the quarter included a $164 million after-tax gain related to the partial sale of the discontinued Integrated Solutions Group (ISG) segment as well as $20 million of after-tax expense for nonrecurring items. Earnings per share on a diluted basis increased $2.63 to $3.45 from $.82 in the 2000 period.

The Integrated Solutions Group segment (ISG) was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. The ISG segment is no longer considered to be an ongoing operation, and its financial data has been segregated as discontinued operations for all periods presented. During the first quarter of 2001, GATX completed the sale of substantially all of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included the bulk of the domestic terminaling operations, Central Florida Pipeline Company, and Calnev Pipeline Company. Additionally during the quarter, GATX divested substantially all of Terminals' European operations. Also, GATX recognized an additional $5 million after-tax gain related to sale of Logistics.

RESULTS OF CONTINUING OPERATIONS

GATX Corporation's gross income from continuing operations of $371 million was $62 million higher than the prior year. Net income from continuing operations for the first three months of 2001 was $4 million compared to $38 million for the first three months of 2000 with the decrease largely due to the nonrecurring items. Diluted earnings per share from continuing operations likewise decreased $.67 to $.09 from $.76 for the prior year period.

FINANCIAL SERVICES

Financial Services' gross income increased $59 million from the prior year period principally due to increases in lease income generated from a larger lease portfolio. The increase in lease income was predominately driven by growth in air and technology assets. During the first quarter of 2001, Financial Services' acquired a portfolio of technology leases from El Camino Resources for $373 million (including the assumption of $243 of nonrecourse debt). Share of affiliates' earnings decreased $5 million from last year as higher income from air and diversified finance joint ventures was offset by decreases in the telecommunications and rail joint ventures.

Asset remarketing income includes both gains from the sale of assets from Financial Services' own portfolio and residual sharing fees from the sale of managed assets. Asset remarketing income increased $5 million from the prior year period largely due to residual sharing fees from managed aircraft. Gains from the sale of stock derived from warrants received as part of financing and leasing transactions with non-public start-up companies grew by $1 million over the prior year. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Ownership costs increased $44 million compared with the prior year due to higher depreciation and interest expense. Depreciation and amortization expense of $78 million increased $25 million from 2000 and reflected the higher level of investment in operating lease assets, specifically technology and air assets. Higher average debt balances associated with funding the investment activity combined with an increase in interest rates drove interest expense higher by $18 million in 2001. Selling, general and administrative expenses increased $13 million over the prior year due to higher human resource and administrative expenses associated with an overall increase in business activity, including the expansion of the venture finance platform and increased legal expenses.

The provision for possible losses was derived from Financial Services' estimate of losses based on an assessment of credit, collateral and market risks. The provision for possible losses for the quarter increased $19 million from 2000 reflecting the deterioration of certain steel and telecommunications investments. The allowance for possible losses increased $9 million to $99 million and was approximately 5.8% of reservable assets, down from 5.9% at year-end. Reservable assets are defined as direct financing leases, leveraged leases and secured loans. Write-offs totaled $12.2 million for the quarter and included write-offs of steel and telecommunications investments. Non-performing assets of $145 million increased $53 million from year-end primarily due to telecommunication and venture finance related assets.

Net income of $12 million decreased $11 million from last year principally as a result of an increase to the loss provision and higher interest and SG&A expenses associated with increased investment and overall business activity.

GATX RAIL (RAIL)

Rail's gross income for the first three months of 2001 increased slightly over the prior year period due to higher other service revenues and disposition gains. Rental revenue was down slightly compared to last year due to a weaker rail market caused in part by the continued economic downturn. Several industries serviced by Rail, specifically the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar demand. Higher natural gas prices, which increased raw material costs and decreased production expectations for certain chemical companies, are resulting in lower demand for railcars. These factors in addition to the announcement by the railroads to potentially charge demurrage fees and higher diversion fees is causing fleet rationalization among Rail's customers. These factors are expected to continue affecting car demand and lease rates during the remainder of the year.

Approximately 84,600 railcars were on lease throughout North America at quarter end, compared to 84,900 a year ago. Rail's utilization decreased to 92% as of March 31, 2001 from 94% at the end of prior year period, reflecting an increase in the number of idle railcars. Demand for new and used railcars remains soft. Railcar producers have substantially reduced production levels as a result of current market conditions. Correspondingly, Rail's new car orders and fleet additions have also been scaled back. Rail's new car order activity was limited to specific customer orders. Rail's North American fleet totaled 91,500 cars at the end of the first quarter, up from 90,400 in the prior year but comparable to the year end fleet of 91,600.

Ownership costs of $73 million increased $3 million from last year. Although Rail's fleet increased from 2000, depreciation and interest expense decreased slightly from last year due to Rail's use of sale-leaseback financing. As a result, operating lease expense increased $6 million over the prior year period.

Rail's operating costs included $24 million of nonrecurring items, $20 million of which related to the closing of its East Chicago repair facility. Excluding these nonrecurring charges, operating expenses increased $7 million due to higher repair and maintenance expenses attributable to the increased use of third party contract repair shops as a result of a previously reported labor dispute at Rail's domestic service centers. In February 2001, employees at Rail's domestic service centers approved a new labor contract.

Rail's net loss of $4 million was $23 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring expenses.

In March 2001 Rail purchased Dyrekcja Eksploatacji Cystern (DEC), a Polish tank car fleet and fuel distribution company. DEC assets include 11,500 tank cars and a maintenance network.

CORPORATE AND OTHER

Corporate and Other net expense was $3 million for the first three months of 2001 compared to $4 million for the prior year period. The decrease in net expense was largely due lower net interest expense that reflects the utilization of the proceeds from the partial sale of ISG partially offset by a $4 million tax charge related to the company's corporate-owned life insurance program. This incremental tax charge significantly contributed to the increase in the effective tax rate as compared to the prior year. The first quarter 2000 net expense included a favorable settlement of an environmental claim.

RESULTS OF DISCONTINUED OPERATIONS

The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. The Integrated Solutions Group segment is no longer considered to be an ongoing operation, and its financial data has been segregated as discontinued operations for all periods presented.

In May 2000, GATX sold 81% of Logistics and the remaining 19% in December 2000. In March 2001, GATX sold the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipeline Company. GATX also sold substantially all of Terminals' European operations in the first quarter of 2001. Additionally, in the first quarter GATX divested of various smaller supply chain businesses. A net after-tax gain of approximately $164 million was recognized on the sales of ISG assets in the first quarter 2001. GATX expects to complete the divestiture of Terminals' remaining assets in 2001.

Operating results for the first three months of 2001 were $2 million, down $1 million from the prior year period. Comparisons between periods were affected by the sale of various ISG assets. Terminals' operations generated $3 million in the first quarter 2001, compared to $6 million in the first quarter 2000. All other ISG operations generated a combined loss of $1 million in the first quarter 2001, compared to a loss of $3 million in the first quarter 2000.

Terminals owned 25.1% of the common stock of Olympic Pipeline Company (Olympic). On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common stock to the Pipelines Business Unit of BP Amoco PLC.

CASH FLOW AND LIQUIDITY

Net cash provided by operating activities for the first three months of 2001 was $29 million, a $64 million decrease from last year's period reflecting lower earnings and litigation settlement payments. All cash received from asset dispositions, including gain and return of principal, is included in investing activities as portfolio proceeds or other asset sales.

Portfolio proceeds increased $149 million from the comparable 2000 period primarily due to an increase in the remarketing of aircraft and return of capital distributions from air joint venture investments. Proceeds of $1.0 billion from the sale of a portion of a segment relates to the sale of various ISG assets.

Portfolio investments and capital additions for the first three months of 2001 totaled $640 million, an increase of $182 million from the first three months of 2000. Portfolio investments at Financial Services of $511 million were $186 million higher than the prior year and primarily reflect investments in technology and air assets and joint ventures. During the first quarter of 2001, Financial Services' acquired a portfolio of technology leases from El Camino Resources for $373 million (including the assumption of $243 of nonrecourse debt). Rail invested $123 million, an $8 million decrease from the three-month period of 2000, including approximately $90 million for the acquisition of DEC, a Polish tank car fleet and fuel distribution company. Rail's capital additions excluding the acquisition of DEC were $33 million and $131 million in 2001 and 2000, respectively. Rail's investment in its railcar fleet was approximately $96 million lower in 2001 reflecting the current market conditions. As a result, railcar additions are not anticipated to exceed prior year activity. Future portfolio investments and capital additions will be dependent on market conditions and opportunities to acquire desirable assets. Internally generated cash flow, proceeds from asset sales and GATX's external financing sources will be used to fund portfolio investments and capital additions.

Cash used in financing activities of continuing operations was $209 million in the first quarter 2001 compared to cash provided by financing activities of continuing operations of $348 million in the first quarter 2000. GATX Rail Corporation (GRC) utilized a portion of the proceeds from the sale of Terminals to repay $237 million of short-term debt and $126 million of long-term obligations. GATX Capital Corporation (GCC) issued $62 million of long-term debt and repaid $178 million of long-term obligations.

GATX, through its subsidiaries, had available unused committed lines of credit amounting to $798 million at March 31, 2001. GRC has a $650 million shelf registration for pass-through certificates and debt securities of which $477 million had been issued through March 31, 2001. GCC has a shelf registration for $1.0 billion of which $600 million had been issued through March 31, 2001.

OTHER MATTERS

Effective January 1, 2001, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the qualified nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss. The change in fair value of the ineffective portion of a hedge will be immediately recognized in earnings.

Financial Services frequently obtains stock and warrants from non-public, venture capital-backed companies in connection with its financing activities. Under previous accounting guidance, both the stock and warrants were generally accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in fair value recorded as unrealized gain or loss in other comprehensive loss in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, these warrants are to be accounted for as derivatives, with prospective changes in fair value recorded in current earnings. Stock will continue to be accounted for in accordance with SFAS No. 115.

Apart from warrants, the GATX uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under previous accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps were deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements were deferred in the investment section of the balance sheet and recognized as part of other comprehensive loss in stockholder's equity. The adoption of SFAS No. 133 on January 1, 2001 resulted in $1 million being recognized as expense in the statement of income and $5 million of unrealized gain in other comprehensive loss.

Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to general economic conditions, strength of the railcar market, railcar lease rate and utilization levels, dynamics (including natural gas prices) affecting customers within the chemical, petroleum and food industries and general market conditions in the air, telecommunications, venture and technology industries.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  GATX's Annual Meeting of Stockholders was held on April 27, 2001.

(b)  Matters voted upon at the meeting were:


                                                               Number of Shares Voted
                                                              -------------------------
                                                                  For         Withheld
                                                              ----------      ---------
1.       Election of Directors.

         Rod F. Dammeyer                                      43,180,955        113,458
         James M. Denny                                       43,176,058        118,355
         Richard Fairbanks                                    43,181,820        112,593
         William C. Foote                                     43,181,712        112,701
         Deborah M. Fretz                                     43,200,820         93,593
         Miles L. Marsh                                       43,180,107        114,306
         Michael E. Murphy                                    43,167,152        127,261
         John W. Rogers, Jr.                                  43,167,786        126,627
         Ronald H. Zech                                       42,816,960        477,453

2.       Ratification of appointment of Ernst &               43,243,343        For
         Young LLP as independent auditors                        36,079        Against
         for Fiscal 2001.                                         14,991        Abstentions


There were no broker non-votes with respect to the election of the directors or the ratification of appointment of independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        PAGE

(a)      11A      Computation of Basic Net Income Per Share of Common Stock.                     15

         11B      Computation of Diluted Net Income Per Share of Common Stock.                   16


(b) No reports on Form 8-K were filed since March 30, 2001, the filing date of the December 31, 2000 Form 10-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GATX CORPORATION
                                  (Registrant)





                               /s/ Brian A. Kenney
                 -----------------------------------------------
                                 Brian A. Kenney
                               Vice President and
                             Chief Financial Officer
                            (Duly Authorized Officer)





Date:  May 3, 2001