Form 10-Q
period 2001-06-30
GATX CORP
filed 2001-08-10
CIK 40211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 June 30, 2001
                             Commission File Number
                                     1-2328

                      ------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No __

     Registrant had 48,604,765 shares of common stock outstanding as of July 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              --------------------


                            This Page Intentionally

                                   Left Blank


                              --------------------

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                       GATX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30                           JUNE 30
                                                             ------------------------------    -------------------------------
                                                                2001              2000            2001              2000
                                                             ------------     -------------    ------------     --------------
GROSS INCOME
    Revenues                                                   $ 422.6          $ 316.4          $ 778.6           $ 605.4
    Share of affiliates' earnings                                 15.0             26.1             29.9              46.1
                                                             ------------     -------------    ------------     --------------
TOTAL GROSS INCOME                                               437.6            342.5            808.5             651.5

OWNERSHIP COSTS
    Depreciation and amortization                                109.8             79.4            212.9             158.8
    Interest, net                                                 68.0             59.4            129.0             113.4
    Operating lease expense                                       48.4             42.9             96.7              83.1
                                                             ------------     -------------    ------------     --------------
TOTAL OWNERSHIP COSTS                                            226.2            181.7            438.6             355.3

OTHER COSTS AND EXPENSES
    Operating expenses                                            61.0             52.0            124.1              82.8
    Selling, general and administrative                           66.3             51.1            123.6              92.2
    Provision for possible losses                                 16.2              2.0             37.5               4.0
    Asset impairment charges                                      30.6              -               30.6               -
    Fair value adjustments for derivatives                         (.7)             -                 .4               -
                                                             ------------     -------------    ------------     --------------
TOTAL OTHER COSTS AND EXPENSES                                   173.4            105.1            316.2             179.0

INCOME FROM CONTINUING OPERATIONS BEFORE                          38.0             55.7             53.7             117.2
     INCOME TAXES

INCOME TAXES                                                      15.5             23.3             26.8              47.2
                                                             ------------     -------------    ------------     --------------

INCOME FROM CONTINUING OPERATIONS                                 22.5             32.4             26.9              70.0

DISCONTINUED OPERATIONS
   Operating results, net of income taxes                          (.9)             4.4              1.5               7.4
   Gain on sale of portion of segment, net of income
        taxes                                                      -                4.7            163.9               4.7
                                                             ------------     -------------    ------------     --------------
TOTAL DISCONTINUED OPERATIONS                                      (.9)             9.1            165.4              12.1

                                                             ------------     -------------    ------------     --------------
NET INCOME                                                     $  21.6          $  41.5          $ 192.3           $  82.1
                                                             ============     =============    ============     ==============

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30                            JUNE 30
                                                            -------------------------------    -------------------------------
                                                                2001              2000            2001              2000
                                                            -------------     -------------    ------------     --------------
PER SHARE DATA
    Basic:
       Income from continuing operations                      $   .46           $   .68         $    .56          $  1.46
       (Loss) income from discontinued operations                (.01)              .19             3.41              .25
                                                            -------------     -------------    ------------     --------------
        Total                                                 $   .45           $   .87          $  3.97          $  1.71
     Average number of common shares
        (in thousands)                                         48,495            47,583           48,378           48,012

    Diluted:
       Income from continuing operations                      $   .46           $   .67         $    .55          $  1.43
       (Loss) income from discontinued operations                (.02)              .19             3.35              .25
                                                            -------------     -------------    ------------     --------------
        Total                                                 $   .44               .86          $  3.90          $  1.68
     Average number of common shares and
        common share equivalents (in thousands)                49,287            48,606           49,314           48,892

     Dividends declared per common share                      $   .31           $   .30         $    .62         $    .60

(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001.

(2) Certain amounts in the 2000 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - Operating results for the former Integrated Solutions Group segment are shown net of taxes of $.7 million, $2.3 million, $2.1million and $4.4 million, respectively, for the four periods displayed. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the company's interest in GATX Terminals Corporation and its subsidiary companies and is stated net of income taxes of $195.7 million. The 2000 gain on sale of portion of segment reflects the sale of 81% of GATX Logistics, Inc. and is stated net of income tax benefit of $5.7 million.

                       GATX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                                         JUNE 30                   DECEMBER 31
                                                                          2001                         2000
                                                                    ------------------          ------------------
                                                                       (Unaudited)
ASSETS


Cash and Cash Equivalents                                               $    362.3                  $    173.6

Receivables
    Trade accounts                                                            62.5                        93.7
    Finance leases                                                         1,013.0                       878.3
    Secured loans                                                            613.3                       538.0
    Less - allowance for possible losses                                    (111.0)                      (95.2)
                                                                    ------------------          ------------------
                                                                           1,577.8                     1,414.8

Operating Lease Assets and Facilities
     Railcars and service facilities                                       2,585.9                     2,695.3
     Operating lease investments and other                                 1,901.3                     1,986.0
     Less - allowance for depreciation                                    (1,908.0)                   (2,027.2)
                                                                    ------------------          ------------------
                                                                           2,579.2                     2,654.1


Investments in Affiliated Companies                                        1,130.6                       951.2
Other Assets                                                                 491.1                       439.1
Net Assets of Discontinued Operations                                         36.6                       630.9
                                                                    ------------------          ------------------

                                                                         $ 6,177.6                   $ 6,263.7
                                                                    ==================          ==================



                                                                          JUNE 30                   DECEMBER 31
                                                                           2001                        2000
                                                                    ------------------          ------------------
                                                                       (Unaudited)
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS'
   EQUITY

Accounts Payable                                                        $    269.3                  $    317.3
Accrued Expenses                                                             189.6                       127.4

Debt
   Short-term                                                                184.9                       557.2
   Long-term:
      Recourse                                                             2,955.6                     3,093.9
      Nonrecourse                                                            639.0                       494.2
   Capital lease obligations                                                 152.9                       164.2
                                                                    ------------------          ------------------
                                                                           3,932.4                     4,309.5

Deferred Income Taxes                                                        450.0                       410.8
Other Deferred Items                                                         380.8                       309.2
                                                                    ------------------          ------------------

   Total Liabilities and Deferred Items                                    5,222.1                     5,474.2

Shareholders' Equity
   Preferred stock                                                             -                           -
   Common stock                                                               35.3                        35.0
   Additional capital                                                        379.7                       366.1
   Reinvested earnings                                                       714.4                       552.2
   Accumulated other comprehensive loss                                      (44.5)                      (34.4)
                                                                    ------------------          ------------------
                                                                           1,084.9                       918.9
   Less - cost of common shares in treasury                                 (129.4)                     (129.4)
                                                                    ------------------          ------------------
   Total Shareholders' Equity                                                955.5                       789.5
                                                                    ------------------          ------------------

                                                                         $ 6,177.6                   $ 6,263.7
                                                                    ==================          ==================


                       GATX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30                      JUNE 30
                                                                   ---------------------------   -----------------------------
                                                                       2001           2000           2001            2000
                                                                   ------------    -----------   ------------   --------------
OPERATING ACTIVITIES
Income from continuing operations                                   $   22.5        $   32.4     $     26.9       $   70.0
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                (41.1)          (10.0)        (49.6)          (19.7)
      Depreciation and amortization                                    109.8            79.4         212.9           158.8
      Provision for possible losses                                     16.2             2.0          37.5             4.0
      Asset impairment charges                                          30.6             -            30.6             -
      Deferred income taxes                                              5.9             6.0         110.0            35.0
Other, including working capital                                        22.2            (8.5)       (173.5)          (53.8)
                                                                   ------------    -----------   ------------   --------------
    Net cash provided by continuing operations                         166.1           101.3         194.8           194.3

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases                                                (135.9)         (158.1)       (401.9)         (289.3)
Additions to operating lease assets and facilities                     (62.7)         (135.7)       (101.7)         (291.6)
Secured loans extended                                                (122.9)         (102.6)       (203.4)         (216.5)
Investments in affiliated companies                                    (79.3)          (71.6)       (220.4)         (121.1)
Other investments and progress payments                                (16.0)          (96.4)       (129.7)         (104.2)
                                                                   ------------    -----------   ------------   --------------
Portfolio investments and capital additions                           (416.8)         (564.4)     (1,057.1)       (1,022.7)
Portfolio proceeds                                                     277.4           121.2         525.8           220.4
Proceeds from other asset sales                                        191.4           288.2         196.4           292.6
                                                                   ------------    -----------   ------------   --------------
    Net cash provided by (used in) investing activities of
       continuing operations                                            52.0          (155.0)       (334.9)         (509.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                               330.0           659.1         392.0           780.8
Repayment of long-term debt                                           (347.9)         (551.8)       (651.9)         (608.7)
Net (decrease) increase in short-term debt                            (416.8)         (121.6)       (372.3)          208.8
Repayment of capital lease obligations                                  (3.1)           (3.3)        (11.3)           (9.4)
Issuance (repurchase) of common stock and other                          2.4           (14.7)         14.1           (41.2)
Cash dividends                                                         (15.1)          (14.2)        (30.1)          (28.7)
                                                                   ------------    -----------   ------------   --------------
    Net cash (used in) provided by financing activities of
     continuing operations                                            (450.5)          (46.5)       (659.5)          301.6
NET TRANSFERS FROM (TO) DISCONTINUED OPERATIONS                          -               8.6          (7.6)          (58.4)
                                                                   ------------    -----------   ------------   --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM                        (232.4)          (91.6)       (807.2)          (72.2)
      CONTINUING OPERATIONS
PROCEEDS FROM SALE OF PORTION OF SEGMENT                               115.7            74.7       1,144.1            74.7
TAXES PAID ON GAIN FROM SALE OF SEGMENT                               (148.2)            -          (148.2)            -
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
      DISCONTINUED OPERATIONS                                            -              (2.0)        (12.6)            (.2)
                                                                   ------------    -----------   ------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                $ (264.9)      $   (18.9)    $   176.1        $    2.3
                                                                   ============    ===========   ============   ==============



                       GATX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN MILLIONS)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                              -------------------------------   -----------------------------
                                                                   2001             2000            2001            2000
                                                              ---------------    ------------   --------------   ------------
Net income                                                     $    21.6         $     41.5      $   192.3         $   82.1

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustment                        20.8               (7.5)          10.2            (20.2)

     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)                          (6.7)              (6.3)         (20.4)             9.4

     Unrealized (loss) gain on derivatives                          (4.6)               --              .1              --

                                                              ---------------    ------------   --------------   ------------
Other comprehensive income (loss)                                    9.5              (13.8)         (10.1)           (10.8)
                                                              ---------------    ------------   --------------   ------------

COMPREHENSIVE INCOME                                           $    31.1         $     27.7      $   182.2         $   71.3
                                                              ===============    ============   ==============   ============

(a) Reclassification adjustments:
       Unrealized gain (loss) on securities                   $        .8        $     (1.1)    $     (3.6)        $   23.1
       Less - reclassification adjustment for gains
           realized included in net income                          (7.5)              (5.2)         (16.8)           (13.7)
                                                              ---------------    ------------   --------------   ------------

       Net unrealized (loss) gain on securities                $    (6.7)        $     (6.3)     $   (20.4)       $     9.4
                                                              ===============    ============   ==============   ============


                       GATX CORPORATION AND SUBSIDIARIES

         FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                       FINANCIAL           GATX         CORPORATE          INTER
                                                        SERVICES           RAIL          AND OTHER        SEGMENT          TOTAL
                                                      -------------     -----------    -------------     -----------    ------------
THREE MONTHS ENDED JUNE 30, 2001
PROFITABILITY
Revenues                                              $   271.9         $   151.6      $      1.2        $   (2.1)      $    422.6
Share of affiliates' earnings                              13.6               1.4             -               -               15.0
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                     285.5             153.0             1.2            (2.1)           437.6
Depreciation and amortization                              83.8              25.0              .3              .7            109.8
Interest expense (income)                                  55.9              12.8             (.2)            (.5)            68.0
Income (loss) from continuing operations
    before income taxes                                    23.6              19.2            (4.7)            (.1)            38.0
Income (loss) from continuing operations                   14.3              11.5            (3.2)            (.1)            22.5

FINANCIAL POSITION
Debt                                                    3,146.2             716.1           102.3           (32.2)         3,932.4
Equity                                                    586.6             363.8            10.5            (5.4)           955.5
Investments in affiliated companies                     1,044.9              85.7             -               -            1,130.6
Identifiable assets                                     4,318.5           1,613.8           264.2           (55.5)         6,141.0

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations                127.9              17.8            20.4             --             166.1
Portfolio proceeds                                        277.4               -               --              --             277.4
Portfolio investments and capital additions               349.6              67.0              .2             --             416.8

------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
PROFITABILITY
Revenues                                              $   173.2          $  144.3      $       .4        $   (1.5)      $    316.4
Share of affiliates' earnings                              25.3                .8             --              --              26.1
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                     198.5             145.1              .4            (1.5)           342.5
Depreciation and amortization                              53.9              24.5              .4              .6             79.4
Interest expense (income)                                  43.6              13.8             2.5             (.5)            59.4
Income (loss) from continuing operations
    before income taxes                                    35.4              29.0            (8.5)            (.2)            55.7
Income (loss) from continuing operations                   21.1              17.9            (6.5)            (.1)            32.4

FINANCIAL POSITION AT DECEMBER 31, 2000
Debt                                                    2,923.6             760.3           663.7           (38.1)         4,309.5
Equity                                                    333.4             359.7           101.5            (5.1)           789.5
Investments in affiliated companies                       866.8              83.9              .5             --             951.2
Identifiable assets                                     3,974.7           1,669.6            64.0           (75.5)         5,632.8

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
   operations                                              65.9              45.9           (10.5)            --             101.3
Portfolio proceeds                                        121.2               --              --              --             121.2
Portfolio investments and capital additions               421.1             143.3             --              --             564.4

------------------------------------------------------------------------------------------------------------------------------------

                       GATX CORPORATION AND SUBSIDIARIES

         FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                       FINANCIAL           GATX         CORPORATE          INTER
                                                        SERVICES           RAIL          AND OTHER        SEGMENT          TOTAL
                                                      -------------     -----------    -------------     -----------    ------------
SIX MONTHS ENDED JUNE 30, 2001
PROFITABILITY
Revenues                                                $  485.6         $ 294.4       $    2.1          $   (3.5)      $    778.6
Share of affiliates' earnings                               27.6             2.3            --                --              29.9
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                      513.2           296.7            2.1              (3.5)           808.5
Depreciation and amortization                              161.7            49.4             .8               1.0            212.9
Interest expense (income)                                  111.6            25.7           (7.2)             (1.1)           129.0
Income (loss) from continuing operations
    before income taxes                                     42.7            14.2           (3.0)              (.2)            53.7
Income (loss) from continuing operations                    25.8             7.4           (6.2)              (.1)            26.9

FINANCIAL POSITION
Debt                                                     3,146.2           716.1          102.3             (32.2)         3,932.4
Equity                                                     586.6           363.8           10.5              (5.4)           955.5
Investments in affiliated companies                      1,044.9            85.7            --                --           1,130.6
Identifiable assets                                      4,318.5         1,613.8          264.2             (55.5)         6,141.0

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations                 117.8            57.4           19.6               --             194.8
Portfolio proceeds                                         525.8             -              --                --             525.8
Portfolio investments and capital additions                866.8           190.0             .3               --           1,057.1

------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
PROFITABILITY
Revenues                                                $  323.2         $ 284.5       $      .6         $    (2.9)      $   605.4
Share of affiliates' earnings                               44.2             1.9            --                --              46.1
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                      367.4           286.4             .6              (2.9)           651.5
Depreciation and amortization                              106.4            50.3             .8               1.3            158.8
Interest expense (income)                                   81.8            28.5            4.1              (1.0)           113.4
Income (loss) from continuing operations
    before income taxes                                     72.8            58.3          (13.8)              (.1)           117.2
Income (loss) from continuing operations                    44.0            36.4          (10.3)              (.1)            70.0

FINANCIAL POSITION AT DECEMBER 31, 2000
Debt                                                     2,923.6           760.3          663.7             (38.1)         4,309.5
Equity                                                     333.4           359.7          101.5              (5.1)           789.5
Investments in affiliated companies                        866.8            83.9             .5               -              951.2
Identifiable assets                                      3,974.7         1,669.6           64.0             (75.5)         5,632.8

ITEMS AFFECTING CASH FLOW
Net cash provided (used in) continuing
    operations                                             114.3            99.2          (19.2)             --              194.3
Portfolio proceeds                                         220.4             -              --               --              220.4
Portfolio investments and capital additions                747.7           274.7             .3              --            1,022.7

------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     COMPARISON OF FIRST SIX MONTHS OF 2001
                          TO FIRST SIX MONTHS OF 2000

GATX Corporation's net income for the first six months of 2001 was $192.3 million, a $110.2 million increase from the $82.1 million reported for the same period in 2000. Earnings for the six-month period included a $163.9 million after-tax gain related to the partial sale of the discontinued Integrated Solutions Group (ISG) segment, $18.3 million of after-tax asset impairment charges and $20.2 million of after-tax expense for nonrecurring items. Earnings per share on a diluted basis increased to $3.90 from $1.68 in the 2000 period.

The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. The ISG segment is no longer considered to be a continuing operation, and its financial data has been segregated as discontinued operations for all periods presented. During the first six months of 2001, GATX completed the sale of the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included substantially all of the domestic terminaling operations, Central Florida Pipeline Company, and Calnev Pipeline Company. During the six-month period, GATX also sold substantially all of Terminals' European operations, part of its Asian operations and its distillate and blending distribution affiliate. GATX also recognized an additional $4.6 million after-tax gain related to the sale of Logistics.

Subsequent to June 30, 2001, GATX Corporation completed a realignment of the legal structure of its subsidiary companies. The new structure combined GATX's two principal subsidiaries, GATX Rail Corporation and GATX Capital Corporation, into a single legal entity, GATX Financial Corporation. GATX Rail and GATX Capital now operate as divisions of GATX Financial Corporation. GATX expects that this new single entity structure will result in greater scale and liquidity in the capital markets and lower relative funding costs. The realignment has not altered the reportable segments of GATX Corporation.

RESULTS OF CONTINUING OPERATIONS

GATX Corporation's gross income from continuing operations of $808.5 million was $157.0 million higher than the prior year. Income from continuing operations for the first six months of 2001 was $26.9 million compared to $70.0 million for the first six months of 2000 with the decrease largely due to the nonrecurring items and asset impairment charges. Diluted earnings per share from continuing operations likewise decreased to $.55 from $1.43 for the prior year period.

FINANCIAL SERVICES

Financial Services' gross income of $513.2 million increased $145.8 million from the prior year period principally due to an increase in lease income generated from a larger lease portfolio. The increase in lease income was predominately driven by growth in technology and air assets. During the first six months of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $372.5 million (which included the assumption of $243.1 of nonrecourse debt), which contributed significantly to the increase in lease income. Share of affiliates' earnings of $27.6 million decreased $16.6 million from last year as higher income from certain air and diversified finance joint ventures was more than offset by decreases in the telecommunications and rail joint ventures.

Asset remarketing income includes both gains from the sale of assets from Financial Services' own portfolio and residual sharing fees from the sale of managed assets. Asset remarketing income of $64.7 million increased $46.0 million from the prior year period largely due to residual sharing fees from managed portfolios and the sale of manufacturing-related equipment and air assets. Gains from the sale of stock derived from warrants received as part of financing and leasing transactions with non-public start-up companies of $27.6 million grew by $5.0 million over the prior year. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Ownership costs of $298.6 million increased $87.5 million compared with the prior year due to higher depreciation and interest expense. Depreciation and amortization expense of $161.7 million increased $55.3 million from 2000 and reflected the higher level of investment in operating lease assets, specifically technology and air assets. Higher average debt balances associated with funding the investment activity drove interest expense higher by $29.8 million in 2001. Selling, general and administrative expenses increased $24.2 million over the prior year due to higher human resource and administrative expenses associated with an overall increase in business activity, including the expansion of the venture finance platform and increased legal expenses.

The provision for possible losses was derived from Financial Services' estimate of losses based on an assessment of credit, collateral and market risks. The provision for possible losses of $37.4 million increased $33.4 million from 2000 reflecting the deterioration of certain steel, venture and telecommunications investments. The allowance for possible losses increased $11.9 million to $102.5 million and was approximately 6.2% of reservable assets, up slightly from 5.9% at year-end. Reservable assets are defined as direct financing leases, leveraged leases and secured loans.

Write-offs totaled $25.1 million for the six-month period and included write-offs of steel, venture and telecommunications investments. Non-performing assets of $116.3 million increased $24.2 million from year-end primarily due to telecommunication and venture finance related assets.

Deterioration in the telecommunications portfolio accounted for $30.6 million in asset impairment charges in the first six months of 2001. During the second quarter Financial Services' exposure in telecommunications was reduced to approximately $125 million, down $50 million from the first quarter. The $50 million reduction was comprised of the $30.6 million write-down and approximately $20 million of principal repayments and amortization. Financial Services will continue to aggressively reduce the remaining telecommunications exposure through the end of 2001.

Net income of $25.8 million decreased $18.2 million from last year principally as a result of an increase to the loss provision, asset impairment charges and higher interest and SG&A expenses associated with increased investment and overall business activity.

GATX RAIL (RAIL)

Rail's gross income of $296.7 million for the first six months of 2001 increased $10.3 million over the prior year period primarily due to the current year acquisition of Dyrekcja Eksploatacji Cystern (DEC), a Polish tank car fleet and fuel distribution company. Excluding DEC, rental revenue was down slightly compared to last year due to a weaker rail market caused in part by the continued economic downturn. Several industries serviced by Rail, most notably the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar demand. Higher natural gas prices, which increased raw material costs and decreased production expectations for certain chemical companies, negatively impacted railcar demand in the first quarter. Although natural gas prices have decreased from the first quarter, demand for chemical products remains soft, which in turn continues to adversely impact railcar demand. These factors as well as the impact of increased railroad and shipper efficiency are expected to continue affecting car demand and lease rates.

Approximately 83,300 railcars were on lease throughout North America at the end of the second quarter, compared to 85,200 a year ago. Rail's North American utilization decreased to 91% as of June 30, 2001 from 93% at the end of the prior year period. Demand for new and used railcars remains soft. Correspondingly, Rail's new car orders and fleet additions have been scaled back. Rail's new car order activity was limited to specific customer orders. Rail's North American fleet totaled 91,600 cars at the end of the second quarter, up slightly from

91,500 at the end of the prior year period.

Ownership costs of $146.6 million increased $6.7 million from last year and include approximately $2 million related to DEC. Although Rail's North American fleet increased slightly from 2000, depreciation and interest expense decreased from last year due to Rail's use of sale-leaseback financing. As a result, operating lease expense increased $10.4 million over the prior year period.

Rail's operating costs included $24.4 million of nonrecurring items, $19.7 million of which related to the closing of its East Chicago repair facility. Excluding these nonrecurring charges, operating expenses increased $16.2 million due to higher repair and maintenance expenses attributable to the increased use of third party contract repair shops as a result of a previously reported labor dispute at Rail's domestic service centers and repairs of DEC railcars. SG&A expense increased $7.2 million from the prior year period to $37.0 million due partly to international business development costs.

Rail's net income of $7.4 million was $29.0 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring expenses.

CORPORATE AND OTHER

Corporate and Other net expense was $6.2 million for the first six months of 2001 compared to $10.3 million for the prior year period. The decrease in net expense was largely due to lower sg&a and net interest expenses partially offset by a $4.0 million tax charge related to the company's corporate-owned life insurance program. This incremental tax charge contributed significantly to the increase in the effective tax rate as compared to the prior year. The decrease in net interest expense reflected the utilization of the proceeds from the sale of ISG. The six-month period in 2000 included a favorable settlement of an environmental claim.

RESULTS OF DISCONTINUED OPERATIONS

The ISG segment was comprised of Terminals, Logistics, and minor business development efforts. The ISG segment is no longer considered to be a continuing operation, and its financial data has been segregated as discontinued operations for all periods presented.

GATX sold 81% of Logistics in May 2000 and the remaining 19% in December 2000. In March 2001, GATX sold the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipeline Company. In the first quarter of 2001, GATX sold substantially all of Terminals' European operations. In the second quarter, Terminals sold part of its Asian operations and its distillate and blending distribution affiliate. Additionally, in the first quarter GATX divested various smaller supply chain businesses. A net after-tax gain of $163.9 million was recognized on the sales of ISG assets in the first six months of 2001. GATX expects to complete the divestiture of Terminals' remaining assets in 2001.

Operating results for the first six months of 2001 were $1.5 million, down $5.9 million from the prior year period. Comparisons between periods were affected by the timing of the sale of various ISG assets. Terminals' operations generated income of $2.7 million in the first half of 2001, compared to income of $13.5 million in the first six months of 2000. All other ISG operations generated a combined loss of $1.2 million in the first six months of 2001, compared to a loss of $6.1 million in the comparable prior year period.

Terminals owned 25.1% of the common stock of Olympic Pipeline Company (Olympic). On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common stock to the Pipelines Business Unit of BP Amoco PLC.

CASH FLOW AND LIQUIDITY

Net cash provided by continuing operations for the first six months of 2001 was $194.8 million and was comparable to the prior year period. Income adjusted for non-cash items generated $368.3 million of cash in the first six months of 2001, an increase of $120.2 million over the 2000 period, primarily due to increased deferred taxes, provision for losses and asset impairment charges. The decrease in other is primarily due to litigation settlements at Financial Services. All cash received from asset dispositions (excluding the proceeds from the sale of the ISG segment), including gain and return of principal, is included in investing activities as portfolio proceeds or other asset sales.

Portfolio proceeds of $525.8 million increased $305.4 million from the comparable 2000 period primarily due to an increase in the remarketing of manufacturing-related equipment and air assets, loan principal received and return of capital distributions from air and telecommunications joint venture investments. Proceeds from other asset sales include $189.2 million from the sale-leaseback of railcars at Rail. Proceeds of $1,144.1 million from the sale of a portion of a and the $148.2 million taxes paid were related to the sale of various ISG assets.

Portfolio investments and capital additions for the first six months of 2001 totaled $1,057.1 million, an increase of $34.4 million from the first six months of 2000. Portfolio investments and capital additions at Financial Services of $866.8 million were $119.1 million higher than the prior year and primarily reflect investments in technology, venture and air assets and joint ventures. During the first six months of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $372.5 million (which included the assumption of $243.1 of nonrecourse debt). Rail invested $190.0 million in the first six months of 2001, which included approximately $95.8 million for the acquisition of DEC, a Polish tank car fleet and fuel distribution company. Reflective of current market conditions, Rail's investment in its railcar fleet was $177.6 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity. Future portfolio investments and capital additions will be dependent on market conditions and opportunities to acquire desirable assets. Internally generated cash flows, proceeds from asset sales, including the sale of ISG assets, and GATX's external financing sources will be used to fund portfolio investments and capital additions.

GATX used $659.5 million in cash from financing activities of continuing operations in the first six months of 2001 primarily to pay down debt. A portion of the proceeds from the sale of Terminals was utilized to repay both short-term and long-term obligations. Through its subsidiaries, GATX issued $392.0 million of long-term debt.

GATX, through its subsidiaries, had available unused committed lines of credit amounting to $810.0 million at June 30, 2001. Additionally, GATX, through its subsidiaries has a shelf registration for $1.0 billion of which $600 million had been issued through June 30, 2001.

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

Apart from warrants, GATX uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under previous accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps were deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements were deferred in the investment section of the balance sheet and recognized as part of other comprehensive loss in stockholder's equity. The adoption of SFAS No. 133 resulted in $.4 million being recognized as expense in the consolidated statement of income and $.1 million of unrealized gain in other comprehensive loss.

In June 2001, the Financial Accounting Standards Board issues SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

GATX will apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in pretax income from continuing operations of approximately $9.0 million per year. During 2002, GATX will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the impact, if any, such tests will have on the earnings and financial position of the company.

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

                       COMPARISON OF SECOND QUARTER 2001
                             TO SECOND QUARTER 2000

Second quarter net income was $21.6 million or $.44 per share on a diluted per share basis compared to $41.5 million or $.86 per share on a diluted basis in the prior year period. For the second quarter 2001 income from continuing operations was $22.5 million or $.46 per share on a diluted basis as compared to $32.4 million or $.67 per share on a diluted basis in the prior year period. Except for the nonrecurring charges at Rail and the acquisition of the El Camino Resources portfolio, changes in gross income, expenses and net income between second quarter 2001 and second quarter 2000 for both continuing and discontinued operations, were principally due to the reasons described above in relation to the six-month period.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

On May 25, 2001 a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, in the matter styled Joseph A. Schnieder, et al. vs. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission For The City Of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000 tank car GATX 16770 leaked the fumes of its cargo, Dimethyl Sulfide, in a residential area in the western part of the City of New Orleans and that the tank car was subsequently taken by defendant New Orleans Public Belt Railroad to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages.

During the period from May, 2000 through April, 2001 twenty-two (22) law suits were filed seeking damages in connection with a May 3, 2000 incident in which a Burlington Northern Santa Fe Railway Company (Burlington Northern) train, proceeding through the Louisiana town of New Iberia, derailed several of its cars. One of the derailed cars was a tank car owned by the GATX Rail division
(Rail) of GATX Financial Corporation, with a cargo of Xylene, which overturned in the derailment and ruptured when it was struck by an adjacent car. There was no fire or explosion. Some five hours later, after approximately 500 to 700 gallons of the Xylene had escaped, the rupture in the tank car was plugged. Additionally, hopper cars, not owned by Rail, were overturned and the material they contained, Polyvinyl Chloride, was released. The following cases have been filed in the United States District Court for the Western District of Louisiana:
David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1097), David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0861), Janice Olivier, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1561), Ethel Taylor, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1436), Arthur Gregoire, III, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1188), Peggy Jerac, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1155), Kenneth Estilette, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1170), Gloria Berry, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1141), Mary Viltz, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1140), The Burlington Northern and Santa Fe Railway Co. v. General American Transportation Co., et al (No. CV01-0797), Nelson J. Badeaux, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0794), Joseph Rochelle, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0877), Walter Thompson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0878), John H. Bell, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0876). The remainder of the cases are filed in the 16th Judicial District Court for the Parish of Iberia, State of Louisiana as follows: Rebecca Hammons v. The Burlington Northern and Santa Fe Railway Co., et al, (No. 95710), Phillip Walker v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95712), Serella M. Adams, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95711), Barry Bennett v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95718), Tiny Vallian, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95861), Edward Martin v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95665), Janelle Allen, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95723), Vernice Johnson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95617). The suits collectively name about 112 plaintiffs and some assert that a class should be certified. The Company and certain of the predecessor companies of GATX Financial Corporation were not added as defendants until May of 2001; however, discovery and motions with regard to both class certification and remand have been stayed since August of 2000. The federal court has been supervising a mediation process that is ongoing at present. No date is presently set for the next mediation session, but it is anticipated to occur during September or October, 2002. If the mediation is unsuccessful, it is anticipated that litigation will actively proceed and that discovery, the litigating of motions to remand and for class certification and other such activities will commence

GATX and its subsidiaries are engaged in various other matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   PAGE

(a)   11A   Computation of Basic Net Income Per Share of Common Stock.       17

      11B   Computation of Diluted Net Income Per Share of Common Stock.     18


(b) Form 8-K filed on May 16, 2001 reporting GATX Corporation's plan to realign the legal structure of its subsidiary companies, GATX Capital Corporations and GATX Rail Corporation.

      Form 8-K filed on July 27, 2001 reporting second quarter 2001 results.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      GATX CORPORATION
                                                        (Registrant)





                                                    /s/ Brian A. Kenney
                                           -------------------------------------
                                                      Brian A. Kenney
                                                     Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)





Date:  August 10, 2001