Form 10-Q
period 2001-09-30
GATX CORP
filed 2001-11-14
CIK 40211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

        [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended              Commission File Number
         September 30, 2001                            1-2328

                             ---------------------

                                GATX CORPORATION

         Incorporated in the               IRS Employer Identification No.
          State of New York                          36-1124040

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Registrant had 48,673,895 shares of common stock outstanding as of October 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30            SEPTEMBER 30
                                                        --------------------   ----------------------
                                                          2001        2000       2001          2000
                                                        --------    --------   --------      --------
GROSS INCOME
    Revenues                                            $  363.9    $  347.6   $1,142.5      $  953.0
    Share of affiliates' earnings                            5.3        16.7       35.2          62.8
                                                        --------    --------   --------      --------
TOTAL GROSS INCOME                                         369.2       364.3    1,177.7       1,015.8

OWNERSHIP COSTS
    Depreciation and amortization                          103.3        81.2      316.2         240.0
    Interest, net                                           63.5        62.7      192.5         176.1
    Operating lease expense                                 51.8        47.6      148.5         130.7
                                                        --------    --------   --------      --------
TOTAL OWNERSHIP COSTS                                      218.6       191.5      657.2         546.8

OTHER COSTS AND EXPENSES
    Operating expenses                                      54.5        52.9      178.6         135.7
    Selling, general and administrative                     55.1        54.6      178.7         146.8
    Provision for possible losses                           24.4         4.6       61.9           8.6
    Asset impairment charges                                39.3         -         69.9           -
    Reversal of litigation provision                       (13.1)        -        (13.1)          -
    Fair value adjustments for derivatives                   1.9         -          2.3           -
                                                        --------    --------   --------      --------
TOTAL OTHER COSTS AND EXPENSES                             162.1       112.1      478.3         291.1
                                                        --------    --------   --------      --------
(LOSS) INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    (11.5)       60.7       42.2         177.9

INCOME TAXES (BENEFIT)                                      (4.2)       23.1       22.6          70.3
                                                        --------    --------   --------      --------

(LOSS) INCOME FROM CONTINUING OPERATIONS                    (7.3)       37.6       19.6         107.6

DISCONTINUED OPERATIONS
   Operating results, net of taxes                           -           7.5        1.5          14.9
   Gain on sale of portion of segment, net of taxes          -           -        163.9           4.7
                                                        --------    --------   --------      --------
TOTAL DISCONTINUED OPERATIONS                                -           7.5      165.4          19.6
                                                        --------    --------   --------      --------
NET (LOSS) INCOME                                       $   (7.3)   $   45.1   $  185.0      $  127.2
                                                        ========    ========   ========      ========

See notes to consolidated financial statements.

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                    --------------------------     -------------------------
                                                       2001            2000           2001           2000
                                                    ----------      ----------     ----------     ----------
PER SHARE DATA
    Basic:
       (Loss) income from continuing operations     $     (.15)     $      .79     $      .41     $     2.24
       Income from discontinued operations                 -               .16           3.41            .41
                                                    ----------      ----------     ----------     ----------
        Total                                       $     (.15)     $      .95     $     3.82     $     2.65
                                                    ==========      ==========     ==========     ==========
    Average number of common shares
       (in thousands)                                   48,615          47,541         48,455         47,885

    Diluted:
       (Loss) income from continuing operations     $     (.15)     $      .78     $      .40     $     2.21
       Income from discontinued operations                 -               .15           3.35            .40
                                                    ----------      ----------     ----------     ----------
        Total                                       $     (.15)     $      .93     $     3.75     $     2.61
                                                    ==========      ==========     ==========     ==========
     Average number of common shares and
       common share equivalents (in thousands)          48,615          48,673         49,317         48,763

     Dividends declared per common share            $      .31      $      .30     $      .93     $      .90

                        GATX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                             SEPTEMBER 30  DECEMBER 31
                                                2001          2000
                                             ------------  -----------
                                             (Unaudited)

ASSETS


Cash and Cash Equivalents                     $  289.6      $  173.6

Receivables
    Trade accounts                                63.9          93.7
    Finance leases                               988.9         878.3
    Secured loans                                607.9         538.0
    Less - allowance for possible losses        (111.0)        (95.2)
                                              --------      --------
                                               1,549.7       1,414.8

Operating Lease Assets and Facilities
    Railcars and service facilities            2,588.8       2,695.3
    Operating lease investments and other      1,963.0       1,986.0
    Less - allowance for depreciation         (1,927.9)     (2,027.2)
                                              --------      --------
                                               2,623.9       2,654.1


Investments in Affiliated Companies            1,030.0         951.2
Other Assets                                     626.3         439.1
Net Assets of Discontinued Operations              -           630.9
                                              --------      --------

                                              $6,119.5      $6,263.7
                                              ========      ========

                                                SEPTEMBER 30   DECEMBER 31
                                                    2001          2000
                                                ------------   -----------
                                                (Unaudited)

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS'
   EQUITY

Accounts Payable                                  $  270.1      $  317.3
Accrued Expenses                                     179.9         127.4

Debt
   Short-term                                        274.7         557.2
   Long-term:
      Recourse                                     2,969.8       3,093.9
      Nonrecourse                                    585.4         494.2
   Capital lease obligations                         148.1         164.2
                                                  --------      --------
                                                   3,978.0       4,309.5

Deferred Income Taxes                                446.4         410.8
Other Deferred Items                                 329.3         309.2
                                                  --------      --------

   Total Liabilities and Deferred Items            5,203.7       5,474.2

Shareholders' Equity
   Preferred stock                                     -             -
   Common stock                                       35.5          35.0
   Additional capital                                383.2         366.1
   Reinvested earnings                               692.1         552.2
   Accumulated other comprehensive loss              (65.6)        (34.4)
                                                  --------      --------
                                                   1,045.2         918.9
   Less - cost of common shares in treasury         (129.4)       (129.4)
                                                  --------      --------
   Total Shareholders' Equity                        915.8         789.5
                                                  --------      --------

                                                  $6,119.5      $6,263.7
                                                  ========      ========


See notes to consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER 30             SEPTEMBER 30
                                                                  --------------------    ----------------------
                                                                    2001        2000        2001          2000
                                                                  --------    --------    --------      --------
OPERATING ACTIVITIES
(Loss) income from continuing operations                          $   (7.3)   $   37.6    $   19.6      $  107.6
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment              (17.7)      (19.4)      (67.2)        (37.8)
      Gains on sales of securities                                    (7.5)      (11.8)      (35.1)        (34.4)
      Depreciation and amortization                                  103.3        81.2       316.2         240.0
      Provision for possible losses                                   24.4         4.6        61.9           8.6
      Asset impairment charges                                        39.3         -          69.9           -
      Deferred income taxes                                            3.5        22.1       113.5          57.1
      Reversal of litigation provision                               (13.1)        -         (13.1)          -
      Payments related to litigation settlement                      (45.0)        -        (141.0)          -
Other, including working capital                                     (38.9)      (15.7)      (88.9)        (70.8)
                                                                  --------    --------    --------      --------
    Net cash provided by continuing operations                        41.0        98.6       235.8         270.3
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases                                              (185.3)     (121.0)     (587.2)       (412.6)
Additions to operating lease assets and facilities                   (43.2)      (72.6)     (144.9)       (361.9)
Secured loans extended                                               (50.3)     (122.0)     (253.7)       (338.5)
Investments in affiliated companies                                  (62.7)      (39.8)     (283.1)       (160.9)
Other investments and progress payments                              (80.3)       (9.3)     (210.0)       (113.5)
                                                                  --------    --------    --------      --------
Portfolio investments and capital additions                         (421.8)     (364.7)   (1,478.9)     (1,387.4)
Portfolio proceeds                                                   254.2       183.9       780.0         426.9
Proceeds from other asset sales                                        6.3         5.0       202.7         297.6
                                                                  --------    --------    --------      --------
    Net cash used in investing activities of
      continuing operations                                         (161.3)     (175.8)     (496.2)       (662.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                              90.8       630.0       482.8       1,410.8
Repayment of long-term debt                                         (135.9)     (103.0)     (787.8)       (711.7)
Net increase (decrease) in short-term debt                            89.8      (436.4)     (282.5)       (227.6)
Repayment of capital lease obligations                                (4.8)       (5.3)      (16.1)        (14.7)
Issuance (repurchase) of common stock and other                        3.5         5.4        17.6         (35.8)
Cash dividends                                                       (15.0)      (14.3)      (45.1)        (43.0)
                                                                  --------    --------    --------      --------
    Net cash provided by (used in) financing activities of
      continuing operations                                           28.4        76.4      (631.1)        378.0
NET TRANSFERS (TO) FROM DISCONTINUED OPERATIONS                      (21.7)       14.9       (29.3)        (43.5)
                                                                  --------    --------    --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
      CONTINUING OPERATIONS                                         (113.6)       14.1      (920.8)        (58.1)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                              40.9         -       1,185.0          74.7
TAXES PAID ON GAIN FROM SALE OF SEGMENT                                -           -        (148.2)          -
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
      DISCONTINUED OPERATIONS                                          -           (.9)      (12.6)         (1.1)
                                                                  --------    --------    --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              $  (72.7)   $   13.2    $  103.4      $   15.5
                                                                  ========    ========    ========      ========


See notes to consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                        ------------------    ------------------
                                                         2001        2000      2001        2000
                                                        ------      ------    ------      ------
Net (loss) income                                       $ (7.3)     $ 45.1    $185.0      $127.2

Other comprehensive (loss) income, net of tax:

     Foreign currency translation adjustment             (13.5)      (10.3)     (3.3)      (30.5)

     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)                (5.2)       12.8     (25.6)       22.2

     Unrealized loss on derivatives                       (2.4)        -        (2.3)        -

                                                        ------      ------    ------      ------
Other comprehensive (loss) income                        (21.1)        2.5     (31.2)       (8.3)
                                                        ------      ------    ------      ------

COMPREHENSIVE (LOSS) INCOME                             $(28.4)     $ 47.6    $153.8      $118.9
                                                        ======      ======    ======      ======

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities             $  (.6)     $ 20.0    $ (4.2)     $ 43.1
       Less - reclassification adjustment for gains
           realized included in net income                (4.6)       (7.2)    (21.4)      (20.9)
                                                        ------      ------    ------      ------
       Net unrealized (loss) gain on securities         $ (5.2)     $ 12.8    $(25.6)     $ 22.2
                                                        ======      ======    ======      ======


See notes to consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001.

(2) Certain amounts in the 2000 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - Operating results for the former Integrated Solutions Group segment are shown net of taxes of zero, $4.6 million, $2.1 million and $9.2 million, respectively, for the four periods displayed. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the company's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $195.7 million. The 2000 gain on sale of portion of segment reflects the sale of 81% of GATX Logistics, Inc. and is net of a tax benefit of $5.7 million.

(4) GATX and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations.

(5) The contractual commitments of GATX's subsidiaries consist primarily of scheduled aircraft acquisitions. Aggregate funding needed for contractual commitments at September 30, 2001 was approximately $1.4 billion comprised as follows: $324.8 million in the fourth quarter of 2001, $675.8 million in 2002, $248.4 million in 2003, and $189.5 million in 2004.

(6) GATX and its subsidiaries are parties to letters of credit and bonds totaling $26.7 million at September 30, 2001. In GATX's past experience, virtually no claims have been made against these financial instruments.

(7) GATX and its subsidiaries had $317.2 million of residual and rental guarantees outstanding at September 30, 2001. Based on known and expected market conditions, GATX does not believe that the guarantees will result in any adverse financial impact to GATX.

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                FINANCIAL       GATX        CORPORATE    INTER
                                                SERVICES        RAIL        AND OTHER   SEGMENT      TOTAL
                                                ---------     --------      ---------   --------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------
PROFITABILITY
Revenues                                        $  218.7      $  146.9      $     .6    $   (2.3)  $  363.9
Share of affiliates' earnings                        7.0          (1.7)          -           -          5.3
                                                --------      --------      --------    --------   --------
   Total gross income                              225.7         145.2            .6        (2.3)     369.2
Depreciation and amortization                       77.8          25.3            .2         -        103.3
Interest expense (income)                           49.5           9.8           4.7         (.5)      63.5
Operating lease expense                             11.7          40.9            .8        (1.6)      51.8
(Loss) income from continuing operations
   before income taxes                             (18.6)         17.6         (10.5)        -        (11.5)
(Loss) income from continuing operations           (11.2)         11.0          (7.1)        -         (7.3)

FINANCIAL POSITION
Debt                                             3,205.3         746.7          70.3       (44.3)   3,978.0
Equity                                             570.6         360.2          (9.8)       (5.2)     915.8
Investments in affiliated companies                943.0          87.0           -           -      1,030.0
Identifiable assets                              4,312.9       1,633.1         229.3       (55.8)   6,119.5

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
   operations                                       31.8          18.6          (9.4)        -         41.0
Portfolio proceeds                                 254.2           -             -           -        254.2
Portfolio investments and capital additions        381.2          40.6           -           -        421.8
-----------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------
PROFITABILITY
Revenues                                        $  202.9      $  144.5      $     .6      $    (.4)  $  347.6
Share of affiliates' earnings                       16.0            .7           -           -         16.7
                                                --------      --------      --------    --------   --------
   Total gross income                              218.9         145.2            .6         (.4)     364.3
Depreciation and amortization                       56.2          24.2            .3          .5       81.2
Interest expense                                    47.8          13.0           1.6          .3       62.7
Operating lease expense                             12.0          35.6           3.1        (3.1)      47.6
Income (loss) from continuing operations
   before income taxes                              42.8          25.6          (7.7)        -         60.7
Income (loss) from continuing operations            26.1          15.9          (4.4)        -         37.6

FINANCIAL POSITION AT DECEMBER 31, 2000
Debt                                             2,923.6         760.3         663.7       (38.1)   4,309.5
Equity                                             333.4         359.7         101.5        (5.1)     789.5
Investments in affiliated companies                866.8          83.9            .5         -        951.2
Identifiable assets                              3,974.7       1,669.6          64.0       (75.5)   5,632.8

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations          64.4          25.6           8.6         -         98.6
Portfolio proceeds                                 183.9           -             -           -        183.9
Portfolio investments and capital additions        293.4          71.1            .2         -        364.7
-----------------------------------------------------------------------------------------------------------

                        GATX CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                FINANCIAL      GATX       CORPORATE    INTER
                                                SERVICES       RAIL       AND OTHER   SEGMENT     TOTAL
                                                ---------    --------     ---------   --------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------
PROFITABILITY
Revenues                                        $  704.3     $  441.3     $    2.7    $   (5.8)  $1,142.5
Share of affiliates' earnings                       34.6           .6          -           -         35.2
                                                --------     --------     --------    --------   --------
   Total gross income                              738.9        441.9          2.7        (5.8)   1,177.7
Depreciation and amortization                      239.5         74.7          1.0         1.0      316.2
Interest expense (income)                          161.1         35.5         (2.5)       (1.6)     192.5
Operating lease expense                             37.0        112.4          3.0        (3.9)     148.5
Income (loss) from continuing operations
   before income taxes                              24.1         31.8        (13.5)        (.2)      42.2
Income (loss) from continuing operations            14.6         18.4        (13.3)        (.1)      19.6

FINANCIAL POSITION
Debt                                             3,205.3        746.7         70.3       (44.3)   3,978.0
Equity                                             570.6        360.2         (9.8)       (5.2)     915.8
Investments in affiliated companies                943.0         87.0          -           -      1,030.0
Identifiable assets                              4,312.9      1,633.1        229.3       (55.8)   6,119.5

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations         149.6         76.0         10.2         -        235.8
Portfolio proceeds                                 780.0          -            -           -        780.0
Portfolio investments and capital additions      1,248.0        230.6           .3         -      1,478.9
---------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
PROFITABILITY
Revenues                                        $  526.1     $  429.0     $    1.2    $   (3.3)  $  953.0
Share of affiliates' earnings                       60.2          2.6          -           -         62.8
                                                --------     --------     --------    --------   --------
   Total gross income                              586.3        431.6          1.2        (3.3)   1,015.8
Depreciation and amortization                      162.6         74.5          1.1         1.8      240.0
Interest expense (income)                          129.6         41.5          5.7         (.7)     176.1
Operating lease expense                             34.9         96.7          3.1        (4.0)     130.7
Income (loss) from continuing operations
   before income taxes                             115.6         83.9        (21.5)        (.1)     177.9
Income (loss) from continuing operations            70.1         52.3        (14.7)        (.1)     107.6

FINANCIAL POSITION AT DECEMBER 31, 2000
Debt                                             2,923.6        760.3        663.7       (38.1)   4,309.5
Equity                                             333.4        359.7        101.5        (5.1)     789.5
Investments in affiliated companies                866.8         83.9           .5         -        951.2
Identifiable assets                              3,974.7      1,669.6         64.0       (75.5)   5,632.8

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
   operations                                      156.1        124.7        (10.5)        -        270.3
Portfolio proceeds                                 426.9          -            -           -        426.9
Portfolio investments and capital additions      1,041.1        345.8           .5         -      1,387.4
---------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 2001
                          TO FIRST NINE MONTHS OF 2000

GATX Corporation's net income for the first nine months of 2001 was $185.0 million, a $57.8 million increase from the $127.2 million reported for the same period in 2000. Earnings for the nine-month period included a $163.9 million after-tax gain related to the sale of substantially all of the discontinued Integrated Solutions Group (ISG) segment, $80.4 million of after-tax asset impairment and loss provision charges and $12.2 million of after-tax net expense for nonrecurring items, which included an $8.0 million reversal of a litigation reserve created in 2000. Earnings per share on a diluted basis increased to $3.75 from $2.61 in the 2000 period.

As of September 30, 2001, the sale of the ISG segment was substantially complete. The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

In August 2001, GATX Corporation completed a realignment of the legal structure of its subsidiary companies. The new structure combined GATX's two principal subsidiaries, GATX Rail Corporation and GATX Capital Corporation, into a single legal entity, GATX Financial Corporation. The realignment did not alter the reportable segments of GATX Corporation.

RESULTS OF CONTINUING OPERATIONS
GATX Corporation's gross income from continuing operations of $1,177.7 million was $161.9 million higher than the prior year. Income from continuing operations for the first nine months of 2001 was $19.6 million compared to $107.6 million for the first nine months of 2000 with the decrease largely due to loss provision and asset impairment charges at Financial Services and various nonrecurring items. Diluted earnings per share from continuing operations likewise decreased to $.40 from $2.21 in the prior year period.

FINANCIAL SERVICES
Financial Services' gross income of $738.9 million increased $152.6 million from the prior year period principally due to an increase in interest and lease income generated from a larger investment portfolio. The increase in lease income was predominately driven by growth in technology assets. In the first quarter 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $372.5 million (which included the assumption of $256.0 million of nonrecourse debt), which contributed $102.0 million to the increase in lease income.

Asset remarketing income included both gains from the sale of assets from Financial Services' owned portfolio and residual sharing fees from the sale of managed assets. Asset remarketing income of $85.1 million increased $45.6 million from the prior year period largely due to residual sharing fees from managed portfolios and the sale of manufacturing-related equipment, technology and air assets. Gains from the sale of stock derived from warrants received as part of financing and leasing transactions with non-public companies was $35.1 million, up slightly from $34.4 million in the prior year. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Share of affiliates' earnings of $34.6 million decreased $25.6 million from last year, as higher income from certain air and diversified finance joint ventures was more than offset by decreases in the telecommunications and rail joint ventures. Current period earnings from telecommunications affiliates were negatively impacted by $22.8 million in loss provision and asset impairment charges.

Ownership costs of $437.6 million increased $110.5 million compared with the prior year due to higher depreciation and interest expense. Depreciation and amortization expense of $239.5 million increased $76.9 million from 2000 reflecting the higher level of investment in operating lease assets, specifically technology and rail assets. Higher average debt balances associated with funding new investment activity drove interest expense higher by $31.5 million in 2001. Selling, general and administrative (SG&A) expenses increased $22.4 million over the prior year due to higher human resource and administrative expenses associated with an overall increase in business activity and increased legal expenses associated with the Airlog litigation. This increase was partially offset by a reduction in incentive compensation. The reversal of litigation provision of $13.1 million relates to the Airlog litigation, which was settled in the 2001 third quarter.

The provision for possible losses was derived from Financial Services' estimate of losses based on an assessment of credit, collateral and market risks. The provision for possible losses of $61.7 million increased $53.1 million from 2000 and reflects the current weakness in the economy and the deterioration of certain venture, steel and telecommunications investments. The allowance for possible losses increased $12.8 million from December 31, 2000 to $103.4 million and was approximately 6.2% of reservable assets, up from 5.9% at year-end. Reservable assets are defined as direct financing leases, leveraged leases and secured loans.

Write-offs of reservable assets totaled $48.9 million for the nine-month period and included write-offs of steel, venture, telecommunications and other diversified finance investments.

Deterioration in the nonreservable portion of the telecommunications portfolio accounted for $67.3 million in asset impairment charges in the first nine months of 2001. During the third quarter, Financial Services' exposure in telecommunications was reduced to approximately $70.0 million, or approximately 1% of GATX total assets, a decrease of $55.0 million from the second quarter.

Non-performing assets of $139.7 million increased $47.6 million from year-end primarily due to weakness in the telecommunications, venture and diversified finance markets.

Net income of $14.6 million decreased $55.5 million from last year principally as a result of an increase to the loss provision and asset impairment charges.

GATX RAIL (RAIL)
Rail's gross income of $441.9 million for the first nine months of 2001 increased $10.3 million over the prior year period, of which $18.8 million was due to the current year acquisition of Dyrekcja Eksploatacji Cystern (DEC), a Polish tank car fleet and fuel distribution company. Excluding DEC, rental revenue of $396.2 million was down $7.9 million compared to last year due to a weaker rail market caused by the continued economic downturn. Several industries serviced by Rail, most notably the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar demand and lease rate pricing. Share of affiliates' earnings of $0.6 million decreased $2.0 million from the same period in the prior year primarily due to nonrecurring accounting adjustments.

Rail's North American fleet totaled 91,700 cars at the end of the third quarter, down slightly from 92,000 at the end of the prior year period. Approximately 83,000 railcars were on lease throughout North America at the end of the third quarter, compared to 85,400 a year ago. Rail's North American utilization decreased to 91% as of September 30, 2001 compared to 93% at the end of the prior year period. Railcar demand remains soft and this trend is expected to continue into 2002. New car orders have been limited to specific customer requests.

Ownership costs, including interest, depreciation, and operating lease expense, of $222.6 million increased $9.9 million from last year and include approximately $8.0 million of costs related to DEC. Excluding the impact of DEC, the $1.9 million increase in ownership costs from the prior year period primarily reflects Rail's use of sale-leaseback financing and lower investment volume.

Rail's operating costs included $24.4 million of nonrecurring items, of which $19.7 million related to the closing of its East Chicago repair facility. Excluding these nonrecurring charges, operating expenses increased $18.8 million due to higher repair and maintenance expenses attributable to repairs of DEC railcars and the increased use of third party contract repair shops as a result of a labor dispute at Rail's domestic service centers. The labor dispute was resolved in the first quarter of 2001. SG&A expenses increased $8.5 million from the prior year period to $54.3 million due to the addition of DEC and international business development costs.

Rail's net income of $18.4 million was $33.9 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring expenses.

CORPORATE AND OTHER
Corporate and Other net expense was $13.3 million for the first nine months of 2001 compared to $14.7 million for the prior year period. The decrease in net expense was largely due to lower SG&A and net interest expense which in turn was partially offset by a $4.0 million tax charge related to the company's corporate-owned life insurance program. This incremental tax charge contributed significantly to the increase in the effective tax rate as compared to the prior year. The decrease in net interest expense reflected the utilization of the proceeds from the sale of ISG. The nine-month period in 2000 included a $2.0 million reversal of a reserve resulting from a favorable settlement of an environmental claim.

RESULTS OF DISCONTINUED OPERATIONS
As of September 30, 2001, GATX has substantially completed the divestiture of its ISG segment. The ISG segment was comprised of Terminals, Logistics, and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

GATX sold 81% of Logistics in May 2000 and the remaining 19% in December 2000. In the first quarter of 2001, GATX sold the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. In the first quarter of 2001, GATX also sold substantially all of Terminals' European operations. In the second and third quarters of 2001, Terminals sold its Asian operations and its interest in a distillate and blending distribution affiliate. Additionally, in the first quarter GATX sold various smaller supply chain businesses. A net after-tax gain of $163.9 million was recognized on the sales of ISG assets in the first nine months of 2001.

Operating results for the first nine months of 2001 were $1.5 million, down $13.4 million from the prior year period. Comparisons between periods were affected by the timing of the sale of ISG assets.

OTHER INFORMATION
On September 11, 2001, terrorists highjacked and crashed four United States commercial aircraft resulting in a significant loss of life and a substantial loss of property. These events have caused significant disruption to the United States' economy as a whole, and in particular have significantly impacted the airline industry. The terrorist attacks resulted in a precipitous decline in airline travel, which in turn has significantly and adversely affected the financial health of the airline industry.

One of GATX's primary lines of business is aircraft leasing. The company owns directly or, through various partnerships, has an ownership interest in 167 aircraft. Of these, 26 aircraft are wholly owned by GATX. All of the 167 aircraft are stage III compliant, mostly narrow-body aircraft, with an average age of approximately nine years. These planes have an estimated useful life of approximately 25 years.

At September 30, 2001, the air portfolio consisted of assets with a net book value of $1.5 billion. In total, the air portfolio accounted for approximately 19% of GATX's total assets (including both on and off balance sheet assets). For the nine months ended September 30, 2001, approximately 9% of GATX's gross income was derived from its air portfolio investments. This included lease and interest income, income generated by joint ventures, remarketing gains, and management fees. GATX's customer base is diverse in carrier type and geographic location. GATX leases to over 55 airlines in 31 countries. GATX is not highly dependent on any one airline; no single customer exposure exceeds 7% of the net book value of the total air portfolio. For aircraft currently on lease, the average remaining lease term is approximately four years. Currently, 11 aircraft are not on lease, seven of these aircraft are owned by Pembroke Group, a Dublin based aircraft lessor in which GATX owns a 50% equity interest. Pembroke Group will remarket these seven aircraft and the remaining four aircraft will be remarketed by GATX. The four GATX aircraft represent approximately 3.0% of the net book value of GATX's owned aircraft portfolio. The seven Pembroke aircraft represent approximately 3.1% of the net book value of Pembroke's aircraft portfolio.

GATX Financial Corporation (GFC) has reached an agreement with Flightlease, a Swissair Group Company, for the division of an order for 38 Airbus aircraft originally placed by GATX Flightlease Aircraft Company, Ltd, a joint venture between Flightlease and GFC. GATX previously announced that the GATX Flightlease joint venture was being terminated. GFC also reached agreement with Airbus Industrie (Airbus) whereby in consideration for its agreement to purchase 19 A320 family aircraft from Airbus over the next four years, Airbus agreed to release GFC from any further obligations with respect to the original GATX Flightlease order. Further, GFC does not have any aircraft on lease to Swissair or Crossair. GFC therefore expects no material impact from the reorganization of Swissair.

GFC has 30 planes on order, including the 19 aircraft on order from Airbus. The delivery schedule for the aircraft is as follows: three aircraft in the fourth quarter 2001, 16 in 2002, six in 2003 and five in 2004. Currently, two of the three aircraft to be delivered in 2001 and seven of the 16 aircraft to be delivered in 2002 have signed letters of intent to place these aircraft with lessees. Additionally, the renewal schedule for existing aircraft leases is as follows: two in 2001, seven in 2002, 15 in 2003, 11 in 2004 and 19 in 2005.
Leases for the remaining aircraft will expire subsequent to 2005. The two leases scheduled for renewal in 2001 have already been renewed.

Pembroke Group has 21 B717-200 aircraft on order from Boeing Co. (Boeing), of which four will deliver in 2001, eight will deliver in 2002 and nine will deliver in 2003. The four aircraft delivering in 2001 are subject to lease commitments. None of the 2002 or 2003 aircraft have been placed. On October 18, 2001 Boeing announced that it was considering cancellation of the B717 program. This announcement has had an adverse impact on Pembroke Group's B717 marketing efforts, and, if implemented, would have an adverse effect on the values of B717 aircraft in the Pembroke portfolio. Pembroke Group is in active discussions with Boeing regarding mitigation of the adverse effects of the Boeing announcement of the potential cancellation of the B717 program. Pembroke Group has lease expirations as follows: one in the fourth quarter of 2001, seven in 2002, 11 in 2003, and 5 in 2004. Pembroke Group has letters of intent with customers to lease three of the 2002 aircraft.

The economic effects of the terrorist attacks in the United States cannot be reasonably estimated at this time. These effects may include, among other things, a permanent decrease in demand for air travel, consolidation in the airline industry, lower utilization of new and existing aircraft, lower aircraft rental rates, impairment of air portfolio assets and fewer available partners for joint ventures. The company is currently reviewing its air portfolio for potential asset impairment. Depending upon the severity, scope and duration of these effects, the effect on GATX's financial position, results of operations, and cash flows could be material.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities of continuing operations for the first nine months of 2001 was $235.8 million, a decrease of $34.5 million from the prior year period. Payments related to the settlement of the Airlog litigation decreased cash flow from operations by $141.0 million. All cash received from asset dispositions (excluding the proceeds from the sale of the ISG segment), including gain and return of principal, was included in investing activities as portfolio proceeds or other asset sales.

Portfolio proceeds of $780.0 million increased $353.1 million from the comparable 2000 period primarily due to an increase in the remarketing of manufacturing-related equipment and air assets, loan principal received and return of capital distributions from air and telecommunications joint venture investments. Proceeds from other asset sales included $189.2 million from the sale-leaseback of railcars at Rail. Proceeds of $1,185.0 million from the sale of a portion of a segment and $148.2 million of taxes paid were related to the sale of various ISG assets.

Portfolio investments and capital additions for the first nine months of 2001 totaled $1,478.9 million, an increase of $91.5 million from the first nine months of 2000. Portfolio investments and capital additions at Financial Services of $1,248.0 million were $206.9 million higher than in prior year period and primarily reflect investments in technology, air and venture assets and joint ventures. In the first quarter of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $372.5 million (which included the assumption of $256.0 million of nonrecourse debt). Rail invested $230.6 million in the first nine months of 2001, which included approximately $95.8 million for the acquisition of DEC. Reflective of current market conditions, Rail's capital spending for its railcar fleet was $207.9 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity. Future portfolio investments and capital additions (excluding contractual commitments) will be dependent on market conditions and opportunities to acquire desirable assets.

In the current nine-month period, GATX repaid $787.8 million of long-term debt. A portion of the proceeds from the sale of ISG was utilized to repay both short-term and long-term obligations. Through its GFC subsidiary, GATX issued $482.8 million of long-term debt.

The contractual commitments of GATX's subsidiaries consist primarily of scheduled aircraft acquisitions. Aggregate funding needed for contractual commitments at September 30, 2001 was approximately $1.4 billion comprised as follows: $324.8 million in the fourth quarter of 2001, $675.8 million in 2002, $248.4 million in 2003, and $189.5 million in 2004.

In addition to committed lines of credit, unrestricted cash of $270.3 million, internally generated cash flows, and proceeds from asset sales, GATX regularly pursues additional financing options, including secured borrowings. Although the availability of these additional financing alternatives is not guaranteed, GATX has historically utilized secured borrowing on a regular basis.

Subsequent to the September 11, 2001 events, Standard & Poor's and Moody's Investor Service affirmed their credit ratings of BBB+ and Baa2, respectively, for GFC's long term debt but revised their outlook to negative due to the company's exposure to the airline industry. The current borrowing spreads over Treasuries for GFC's unsecured debt has significantly increased.

GFC, a subsidiary of GATX, has revolving credit facilities totaling $775.0 million. At September 30, 2001, availability under the credit lines was reduced by $81.0 million of commercial paper outstanding. The revolving credit facilities contain various restrictive covenants, including dividend restrictions and requirements to maintain a defined minimum net worth and certain financial ratios. At September 30, 2001, GFC was in compliance with all of the covenants and conditions of the credit agreements. GFC, has a shelf registration for $1.0 billion of debt securities of which $600.0 million had been issued through September 30, 2001.

                        COMPARISON OF THIRD QUARTER 2001
                              TO THIRD QUARTER 2000

In the third quarter 2001, GATX reported a net loss of $7.3 million or ($.15) per diluted share compared to income of $45.1 million or $.93 per share on a diluted basis in the prior year period. For the third quarter 2001, continuing operations generated a loss of $7.3 million or ($.15) per share on a diluted basis as compared to income from continuing operations of $37.6 million or $.78 per share on a diluted basis in the prior year period.

FINANCIAL SERVICES
Financial Services gross income of $225.7 million increased $6.8 million from the prior year period principally due to an increase in lease income generated from a larger investment portfolio, predominately technology assets. Asset remarketing income of $20.4 million was comparable to the prior year period. Gains from the sale of stock derived from warrants received as part of financing and leasing transactions with non-public companies was $7.5 million, down from $11.8 million in the prior year period. Asset remarketing income and gains from the sale of stock do not occur evenly from period to period.

Share of affiliates' earnings of $7.0 million decreased $9.0 million from last year primarily due to decreases in the telecommunications joint ventures. Current period earnings from telecommunications affiliates were negatively impacted by $14.7 million in loss provision and asset impairment charges.

Ownership costs of $139.0 million increased $23.0 million compared with the prior year period primarily due to higher depreciation. Depreciation and amortization expense of $77.8 million increased $21.6 million from 2000 reflecting the higher level of investment in operating lease assets, specifically technology and rail assets. SG&A expenses decreased $1.8 million over the prior year. Higher human resource and administrative expenses associated with an overall increase in business activity were offset by a reduction in incentive compensation. The reversal of litigation provision of $13.1 million relates to the Airlog litigation, which was settled in the 2001 third quarter.

The provision for possible losses of $24.4 million increased $19.8 million from 2000 and reflects the current weakness in the economy and the deterioration of certain venture and telecommunications investments. Write-offs of reservable assets totaled $23.8 million for the three-month period and included write-offs of venture, telecommunications and other diversified finance investments.

Deterioration in the nonreservable portion of the telecommunications portfolio accounted for $36.8 million in asset impairment charges in the third quarter of 2001.

Net loss for the three-month period was $11.2 million, compared to net income of $26.1 million in the prior year period. The decrease from last year was principally the result of an increase to the loss provision and asset impairment charges.

GATX RAIL
Rail's gross income of $145.2 million for the third quarter of 2001 was flat with the prior year. Excluding DEC, gross income decreased $6.8 million over the prior year. The decrease in gross income was due to a weaker rail market caused by the continued economic downturn. Several industries serviced by Rail, most notably the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar demand and lease rate pricing. Share of affiliates' earnings of $(1.7) million decreased $2.4 million from the same period in the prior year primarily due to nonrecurring accounting adjustments.

Ownership costs of $76.0 million increased $3.2 million from last year and include approximately $2.3 million related to DEC. Rail's operating costs of $33.6 million included $3.4 million of costs associated with DEC. SG&A expenses of $17.9 million increased $2.0 million from the prior year period due to the addition of DEC.

Rail's net income of $11.0 million was $4.9 million lower than the prior year primarily due to unfavorable market conditions and other nonrecurring expenses.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2001, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and

SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the qualified nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive (loss) income. The change in fair value of the ineffective portion of a hedge will be immediately recognized in earnings.

Financial Services frequently obtains stock and warrants from non-public, venture capital-backed companies in connection with its financing activities. Under previous accounting guidance, both the stock and warrants were generally accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in fair value recorded as unrealized gain or loss in other comprehensive (loss) income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, these warrants will be accounted for as derivatives, with prospective changes in fair value recorded in current earnings. Stock will continue to be accounted for in accordance with SFAS No. 115.

Apart from warrants, GATX uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under previous accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps were deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements were deferred in the investment section of the balance sheet and recognized as part of other comprehensive (loss) income in shareholders' equity. The adoption of SFAS No. 133 in the first quarter 2001 resulted in $0.4 million being recognized as expense in the consolidated statement of income and $0.1 million of unrealized gain in other comprehensive (loss) income.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

GATX will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in pretax income from continuing operations of approximately $9.0 million per year. During 2002, GATX will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the impact, if any, such review will have on the earnings and financial position of the company.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria required to classify an asset as held-for-sale. SFAS No. 144 will also supersede certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). GATX is currently assessing the impact, if any, of this statement on the company.

FORWARD LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to general economic conditions and/or market changes resulting from the events of September 11, 2001, railcar lease rate and utilization levels, dynamics affecting customers within the chemical, petroleum and food industries, additional potential write-downs and/or provisions related to GATX's telecommunications and air portfolios, availability of financing on acceptable terms and general market conditions in the rail, air, telecommunications, venture and other large-ticket industries.


PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

GATX has previously reported that the GATX Capital Corporation, a subsidiary of GATX, now a division of GATX Financial Corporation, was a party to actions arising from the issuance by the Federal Aviation Administration in January 1996 of Airworthiness Directive 96-01-03 (the AD). GATX Capital settled the claims of Elsinore Aerospace Services LP on May 29, 2001 and Kalitta Air on August 29, 2001 for amounts within the previously established reserve. These two settlements conclude all remaining claims arising from the issuance of the AD.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       10B.    Sixth Amendment of the GATX Corporation 1995 Long Term
                  Incentive Compensation Plan effective July 27, 2001, submitted to the SEC with the electronic submission of this report on Form 10-Q.

          11A.    Computation of Basic Net (Loss) Income Per Share of Common
                  Stock.

          11B.    Computation of Diluted Net (Loss) Income Per Share of Common
                  Stock.

(b)               No reports on Form 8-K were filed during the reporting period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GATX CORPORATION
                                                   (Registrant)


                                               /s/ Brian A. Kenney
                                          -------------------------------
                                                 Brian A. Kenney
                                                Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer)






Date:  November 14, 2001