Form 10-Q
period 2002-06-30
GATX CORP
filed 2002-08-14
CIK 40211

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
         June 30, 2002                                           1-2328


                           -------------------------

                                GATX Corporation


     Incorporated in the                        IRS Employer Identification No.
      State of New York                                    36-1124040

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

     Registrant had 48,928,955 shares of common stock outstanding as of July 31, 2002.


===============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30                            JUNE 30
                                                             ------------------------------      -----------------------------
                                                                2002              2001               2002             2001
                                                             ------------     -------------      -----------      ------------
GROSS INCOME
    Revenues                                                   $ 331.5          $ 422.6            $ 634.3          $  778.6
    Gain on extinguishment of debt                                  .6              -                 14.5               -
    Share of affiliates' earnings                                 21.8             14.6               39.8              29.1
                                                             ------------     -------------      -----------      ------------
TOTAL GROSS INCOME                                               353.9            437.2              688.6             807.7

OWNERSHIP COSTS
    Depreciation and amortization                                 92.1            109.4              185.0             212.1
    Interest, net                                                 57.8             68.0              113.2             129.0
    Operating lease expense                                       48.5             48.4               92.4              96.7
                                                             ------------     -------------      -----------      ------------
TOTAL OWNERSHIP COSTS                                            198.4            225.8              390.6             437.8

OTHER COSTS AND EXPENSES
    Operating expenses                                            59.1             61.0              104.7             124.1
    Selling, general and administrative                           49.2             66.3               93.6             123.6
    Provision for possible losses                                  9.2             16.2               26.9              37.5
    Asset impairment charges                                       3.8             30.6                6.4              30.6
    Fair value adjustments for derivatives                         2.4              (.7)               3.7                .4
                                                             ------------     -------------      -----------      ------------
TOTAL OTHER COSTS AND EXPENSES                                   123.7            173.4              235.3             316.2

                                                             ------------     -------------      -----------      ------------
INCOME FROM CONTINUING OPERATIONS                                 31.8             38.0               62.7              53.7
      BEFORE INCOME TAXES

INCOME TAXES                                                      11.4             15.5               23.4              26.8
                                                             ------------     -------------      -----------      ------------

INCOME FROM CONTINUING OPERATIONS                                 20.4             22.5               39.3              26.9

DISCONTINUED OPERATIONS
   Operating results, net of taxes                                 -                (.9)               -                 1.5
   Gain on sale of portion of segment, net of taxes                -                -                  6.2             163.9
                                                             ------------     -------------      -----------      ------------
TOTAL DISCONTINUED OPERATIONS                                      -                (.9)               6.2             165.4

                                                             ------------     -------------      -----------      ------------
NET INCOME                                                     $  20.4          $  21.6            $  45.5          $  192.3
                                                             ============     =============      ===========      ============



                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30                             JUNE 30
                                                            -------------------------------      -----------------------------
                                                                2002              2001              2002             2001
                                                            -------------     -------------      -----------      ------------
PER SHARE DATA
    Basic:
       Income from continuing operations                      $   .42           $   .46           $    .81         $    .56
       (Loss) income from discontinued operations                  -               (.01)               .12             3.41
                                                            -------------     -------------      -----------      ------------
        Total                                                 $   .42           $   .45           $    .93          $  3.97
                                                            =============     =============      ===========      ============
     Average number of common shares
        (in thousands)                                         48,866            48,495             48,825           48,378

    Diluted:
       Income from continuing operations                      $   .42           $   .46           $    .80         $    .55
       (Loss) income from discontinued operations                  -               (.02)               .12             3.35
                                                            -------------     -------------      -----------      ------------
        Total                                                 $   .42           $   .44           $    .92          $  3.90
                                                            =============     =============      ===========      ============
     Average number of common shares and
        common share equivalents (in thousands)                49,258            49,287             49,196           49,314

     Dividends declared per common share                     $    .32           $   .31           $    .64          $   .62

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                         JUNE 30                    DECEMBER 31
                                                                          2002                          2001
                                                                    ------------------          ------------------
                                                                       (Unaudited)
ASSETS


CASH AND CASH EQUIVALENTS                                               $    348.8                  $    222.9
RESTRICTED CASH                                                              132.5                       124.4

RECEIVABLES
    Rent and other receivables                                               146.2                       144.2
    Finance leases                                                           767.5                       868.3
    Secured loans                                                            498.5                       557.4
    Less - allowance for possible losses                                     (91.1)                      (94.2)
                                                                    ------------------          ------------------
                                                                           1,321.1                     1,475.7

OPERATING LEASE ASSETS, FACILITIES AND OTHER
    Railcars and service facilities                                        2,957.3                     2,958.2
    Operating lease investments and other                                  2,114.3                     1,794.0
    Less - allowance for depreciation                                     (2,058.1)                   (2,028.3)
                                                                    ------------------          ------------------
                                                                           3,013.5                     2,723.9
Progress payments for aircraft and other equipment                           157.4                       260.0
                                                                    ------------------          ------------------
                                                                           3,170.9                     2,983.9

INVESTMENTS IN AFFILIATED COMPANIES                                          948.4                       953.0
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                     74.0                        63.3
OTHER ASSETS                                                                 376.9                       286.5
                                                                    ------------------          ------------------

                                                                         $ 6,372.6                   $ 6,109.7
                                                                    ==================          ==================


                                                                         JUNE 30                    DECEMBER 31
                                                                          2002                          2001
                                                                    ------------------          ------------------
                                                                       (Unaudited)
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS'
   EQUITY

ACCOUNTS PAYABLE                                                        $    283.9                  $    293.6
ACCRUED EXPENSES                                                              21.2                        36.8

DEBT
   Short-term                                                                 41.8                       328.5
   Long-term:
      Recourse                                                             3,478.6                     2,897.3
      Nonrecourse                                                            667.8                       728.2
   Capital lease obligations                                                 148.1                       163.0
                                                                    ------------------          ------------------
                                                                           4,336.3                     4,117.0

DEFERRED INCOME TAXES                                                        518.9                       464.5
OTHER DEFERRED ITEMS                                                         319.8                       316.0
                                                                    ------------------          ------------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                                    5,480.1                     5,227.9

SHAREHOLDERS' EQUITY
   Preferred stock                                                             -                           -
   Common stock                                                               35.5                        35.4
   Additional capital                                                        388.9                       384.7
   Reinvested earnings                                                       679.2                       664.9
   Accumulated other comprehensive loss                                      (82.0)                      (74.1)
                                                                    ------------------          ------------------
                                                                           1,021.6                     1,010.9
   Less - cost of common shares in treasury                                 (129.1)                     (129.1)
                                                                    ------------------          ------------------
   TOTAL SHAREHOLDERS' EQUITY                                                892.5                       881.8
                                                                    ------------------          ------------------

                                                                         $ 6,372.6                   $ 6,109.7
                                                                    ==================          ==================

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30                       JUNE 30
                                                                   ---------------------------   ---------------------------
                                                                      2002            2001           2002           2001
                                                                   ------------    -----------   ------------   ------------
OPERATING ACTIVITIES
Income from continuing operations                                   $   20.4        $   22.5     $     39.3       $   26.9
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                (17.6)          (41.0)        (27.4)          (49.5)
      Gains on sales of securities                                       (.6)          (12.3)         (1.1)          (27.6)
      Depreciation and amortization                                     92.1           109.4         185.0           212.1
      Provision for possible losses                                      9.2            16.2          26.9            37.5
      Asset impairment charges                                           3.8            30.6           6.4            30.6
      Deferred income taxes                                             25.8             5.9          38.1           110.0
      Gain on extinguishment of debt                                     (.6)            -           (14.5)            -
      Payments related to litigation settlement                          -              (2.4)          -             (96.4)
Other, including working capital                                         4.7            38.1         (84.6)          (47.9)
                                                                   ------------    -----------   ------------   ------------
    Net cash provided by continuing operations                         137.2           167.0         168.1           195.7
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities         (250.0)         (198.6)       (513.6)         (503.6)
Secured loans extended                                                 (43.5)         (122.9)        (55.3)         (203.4)
Investments in affiliated companies                                    (12.3)          (38.7)        (26.6)         (155.2)
Progress payments                                                      (28.4)          (48.4)        (58.9)          (82.5)
Other investments                                                      (15.2)           (8.2)        (16.6)         (112.4)
                                                                   ------------    -----------   ------------   ------------
Portfolio investments and capital additions                           (349.4)         (416.8)       (671.0)       (1,057.1)
Portfolio proceeds                                                     209.8           277.4         480.6           525.8
Proceeds from other asset sales                                          1.8           191.4           4.8           196.4
                                                                   ------------    -----------   ------------   ------------
    Net cash (used in) provided by investing activities of
      continuing operations                                           (137.8)           52.0        (185.6)         (334.9)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                           584.2           329.1       1,160.3           391.1
Repayment of long-term debt                                           (353.2)         (347.9)       (671.4)         (651.9)
Net decrease in short-term debt                                        (43.7)         (416.8)       (286.7)         (372.3)
Net decrease in capital lease obligations                               (2.9)           (3.1)        (14.9)          (11.3)
Issuance of common stock and other                                       2.8             2.4           4.3            14.1
Cash dividends                                                         (15.6)          (15.1)        (31.2)          (30.1)
                                                                   ------------    -----------   ------------   ------------
    Net cash provided by (used in) financing activities of
      continuing operations                                            171.6          (451.4)        160.4          (660.4)
NET TRANSFERS FROM (TO) DISCONTINUED OPERATIONS                          1.5             -           (12.1)           (7.6)
                                                                   ------------    -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
      CONTINUING OPERATIONS                                            172.5          (232.4)        130.8          (807.2)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                 -             115.7           3.2         1,144.1
TAXES PAID ON GAIN FROM SALE OF SEGMENT                                  -            (148.2)          -            (148.2)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
      DISCONTINUED OPERATIONS                                            -               -             -             (12.6)
                                                                   ------------    -----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $ 172.5       $  (264.9)    $   134.0      $    176.1
                                                                   ============    ===========   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                              -------------------------------   -----------------------------
                                                                   2002             2001            2002            2001
                                                              ---------------    ------------   --------------   ------------
NET INCOME                                                     $    20.4         $     21.6        $  45.5         $  192.3

OTHER COMPREHENSIVE INCOME, NET OF TAX:

     Foreign currency translation adjustment                         7.0               20.8           (2.4)            10.2

     Unrealized loss on securities, net of
         reclassification adjustments (a)                            (.8)              (6.7)          (2.1)           (20.4)

     Unrealized (loss) gain on derivatives                         (11.2)              (4.6)          (3.4)              .1

                                                              ---------------    ------------   --------------   ------------
OTHER COMPREHENSIVE (LOSS) INCOME                                   (5.0)               9.5           (7.9)           (10.1)
                                                              ---------------    ------------   --------------   ------------

COMPREHENSIVE INCOME                                           $    15.4         $     31.1       $   37.6        $   182.2
                                                              ===============    ============   ==============   ============

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities                    $     (.5)        $       .8     $     (1.5)      $     (3.6)
       Less - reclassification adjustment for gains
         realized included in net income                             (.3)              (7.5)           (.6)           (16.8)
                                                              ---------------    ------------   --------------   ------------
       Unrealized loss on securities, net of
         reclassification adjustments                          $     (.8)        $     (6.7)      $   (2.1)      $    (20.4)
                                                              ===============    ============   ==============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated statements of income, balance sheets and cash flows for the respective periods. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002. For further information, refer to GATX Corporation's (GATX or the Company) annual report on Form 10-K for the year ended December 31, 2001.

(2) Certain amounts in the 2001 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - Operating results for the former Integrated Solutions Group (ISG) segment are shown net of taxes of $0.7 million and $2.1 million, respectively, for the three and six month periods ended June 30, 2001. The 2002 gain on sale of a portion of segment represents the sale of GATX's interest in a bulk-liquid storage facility located in Mexico and is net of taxes of $3.0 million. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the Company's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $195.7 million.

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

(5) Effective January 1, 2002, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the Statements. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test related to $74.0 million of recorded goodwill. Based on this review, the Company has determined that the carrying value of its Polish railcar reporting unit, Dyrekcja Eksploatacji Cystern (DEC) is in excess of its fair market value at January 1, 2002. The Company is in the process of completing the second step of the goodwill impairment test, used to measure the amount of impairment loss, which it expects to complete in the third or fourth quarter of 2002. As a result, the Company anticipates recording a one-time, non-cash impairment charge for some portion of the $35.2 million of goodwill related to DEC in 2002. Such charge would be non-operational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of income.

       Changes in the carrying amount of goodwill by segment during the first six months of 2002 are as follows (in millions):

                                                                       FINANCIAL          GATX
                                                                        SERVICES          RAIL       TOTAL
                                                                    -------------    ------------  -----------
             BALANCE AT DECEMBER 31, 2001                                 $ 21.4          $ 41.9     $63.3
             Purchase accounting adjustments                                   -            10.7      10.7
                                                                    -------------    ------------  -----------
             BALANCE AT JUNE 30, 2002                                     $ 21.4          $ 52.6     $74.0
                                                                    =============    ============  ===========

       Application of the non-amortization of goodwill provisions of the Statement, including equity method goodwill, is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

       As required by SFAS No. 142, the results of operations for periods prior to adoption have not been restated. Following is a reconciliation of net income and earnings per share, as reported, to net income and earnings per share, as adjusted, for the three and six month periods ended June 30, 2001, computed as if SFAS No. 142 had been adopted effective January 1, 2001 (in millions, except for per share data):

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30, 2001             JUNE 30, 2001
                                                            -----------------------   ----------------------
     NET INCOME, AS REPORTED                                  $       21.6               $     192.3
     Adjusted for:
         Goodwill amortization, net of tax                             1.3                       2.1
         Amortization of equity method goodwill, net of tax            1.0                       1.6
                                                            -----------------------   ----------------------
     NET INCOME, AS ADJUSTED                                    $     23.9               $     196.0
                                                            =======================   ======================

     BASIC EARNINGS PER SHARE, AS REPORTED                  $           .45            $         3.97
                                                            =======================   ======================
     BASIC EARNINGS PER SHARE, AS ADJUSTED                  $           .49            $         4.05
                                                            =======================   ======================

     DILUTED EARNINGS PER SHARE, AS REPORTED                $           .44            $         3.90
                                                            =======================   ======================
     DILUTED EARNINGS PER SHARE, AS ADJUSTED                $           .48            $         3.97
                                                            =======================   ======================

(6) In the fourth quarter of 2001, GATX recorded a pre-tax charge of $13.4 million related to a reduction in workforce. This action was part of GATX's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of the ISG operations. The reduction in workforce charge included involuntary employee separation and benefit costs for 147 employees company wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff, including corporate personnel. At the end of 2001, the remaining accrual was $10.1 million.

       As of June 30, 2002, all of the employee terminations were substantially completed. The amount of termination benefits paid in the first six months of 2002 totaled $3.8 million. Occupancy and other costs of $0.9 million were also paid in the first half of 2002. Remaining cash payments of $5.4 million will be funded from ongoing operations and are not expected to have a material impact on GATX's liquidity position.

(7) Restricted cash of $132.5 million at June 30, 2002 is comprised of cash and cash equivalents which are restricted as to withdrawal or usage. GATX's restricted cash primarily includes an amount designated to fund the construction of railcars for a customer, which was financed through issuance of nonrecourse debt, and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation (GFC).

(8) On July 1, 2002, the Company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its corporate-owned life insurance (COLI) programs. As part of the settlement, the Company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1992 through 1998. Based upon the 80% settlement, the Company's liability for all years is approximately $27.0 million, including interest, after tax. At June 30, 2002, this amount was fully reserved based on provisions made in prior years.

(9) The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30                          JUNE 30
                                                         ------------------------------   ------------------------------
                                                              2002           2001              2002           2001
                                                         --------------- --------------   --------------- --------------
     NUMERATOR:
       Income from continuing operations                       $   20.4       $   22.5          $   39.3       $   26.9
       (Loss) income from discontinued operations                     -            (.9)              6.2          165.4
           Less:  dividends paid and accrued on
                  preferred stock                                     -              -                 -              -
                                                         --------------- --------------   --------------- --------------
       NUMERATOR FOR BASIC EARNINGS PER SHARE -
             INCOME AVAILABLE TO COMMON SHAREHOLDERS               20.4           21.6              45.5          192.3

       Effect of dilutive securities:
           Add:  dividends paid and accrued on preferred
                 stock                                                -              -                 -              -
                 After-tax interest expense on
                   convertible securities (a)                         -              -                 -              -
                                                         --------------- --------------   --------------- --------------
       NUMERATOR FOR DILUTED EARNINGS PER SHARE -
             INCOME AVAILABLE TO COMMON SHAREHOLDERS           $   20.4       $   21.6          $   45.5      $   192.3

     DENOMINATOR:
       DENOMINATOR FOR BASIC EARNINGS PER SHARE -
           WEIGHTED AVERAGE SHARES                                 48.9           48.5              48.8           48.4

      Effect of dilutive securities:
           Stock options                                             .3             .7                .3             .8

           Convertible preferred stock                               .1             .1                .1             .1

           Convertible securities (a)                                 -              -                 -              -
                                                         --------------- --------------   --------------- --------------
       DENOMINATOR FOR DILUTED EARNINGS PER SHARE -
            ADJUSTED WEIGHTED AVERAGE AND ASSUMED
            CONVERSION                                             49.3           49.3              49.2           49.3

     BASIC EARNINGS PER SHARE (b) :
         Income from continuing operations                      $   .42        $   .46           $   .81        $   .56
         (Loss) income from discontinued operations                   -           (.01)              .12           3.41
                                                         --------------- --------------   --------------- --------------
     TOTAL BASIC EARNINGS PER SHARE                             $   .42        $   .45           $   .93       $   3.97
                                                         =============== ==============   =============== ==============

     DILUTED EARNINGS PER SHARE
         Income from continuing operations                      $   .42        $   .46           $   .80        $   .55
         (Loss) income from discontinued operations                   -           (.02)              .12           3.35
                                                         --------------- --------------   --------------- --------------
     TOTAL DILUTED EARNINGS PER SHARE                           $   .42        $   .44           $   .92       $   3.90
                                                         =============== ==============   =============== ==============

         (a) Conversion of convertible securities, issued in February 2002, was excluded from the calculations of diluted earnings for the three and six-month periods ended June 30, 2002 because of antidilutive effects.

         (b) Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter.

(10) The following financial data conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and applicable interest costs.

       GATX provides its services and products through two operating segments:
       Financial Services and GATX Rail. In prior years, the Financial Services segment included a rail business unit, that leases freight cars and locomotives under operating and finance leases. In 2001, GATX combined the rail business unit of Financial Services with GATX Rail, a full service lessor of railcars, primarily tank cars into one rail segment. The financial data for Financial Services and GATX Rail has been restated for all periods presented to reflect the change in the composition of each operating segment.

                                                       FINANCIAL           GATX         CORPORATE          INTER-
(IN MILLIONS)                                           SERVICES           RAIL          AND OTHER        SEGMENT          TOTAL
                                                      -------------     -----------    -------------     -----------    ------------
THREE MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                              $   168.1         $   163.5      $        .3         $  (.4)      $    331.5
Gain on extinguishment of debt                               .6               -               -               -                 .6
Share of affiliates' earnings                              19.5               2.3             -               -               21.8
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                     188.2             165.8              .3             (.4)           353.9
Depreciation                                               62.8              29.0              .3             -               92.1
Interest, net                                              37.1              16.2             4.9             (.4)            57.8
Operating lease expense                                     5.0              43.4              .1             -               48.5
Income (loss) from continuing operations
    before income taxes                                    24.3              18.0           (10.5)            -               31.8
Income (loss) from continuing operations                   15.1              12.2            (6.9)            -               20.4

SELECTED BALANCE SHEET DATA AT JUNE 30, 2002
Investments in affiliated companies                       746.3             202.1             -               -              948.4
Identifiable assets                                     3,814.0           2,289.4           315.5           (46.3)         6,372.6

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
   operations                                              29.7              92.9            24.5            (9.9)           137.2
Portfolio proceeds                                        209.8               -               -               -              209.8
                                                      -------------     -----------    -------------     -----------    ------------
Total cash provided                                       239.5              92.9            24.5            (9.9)           347.0
Portfolio investments and capital additions               323.6              25.8             -               -              349.4
------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
PROFITABILITY
Revenues                                              $   250.8          $  171.1      $      1.2         $   (.5)      $    422.6
Share of affiliates' earnings                              12.1               2.5             -               -               14.6
                                                      -------------     -----------    -------------     -----------    ------------
   Total gross income                                     262.9             173.6             1.2             (.5)           437.2
Depreciation and amortization                              79.5              29.2              .3              .4            109.4
Interest, net                                              49.9              18.3             (.2)            -               68.0
Operating lease expense                                     7.4              40.2             1.2             (.4)            48.4
Income (loss) from continuing operations
     before income taxes                                   22.3              20.3            (4.7)             .1             38.0
Income (loss) from continuing operations                   13.5              12.2            (3.2)            -               22.5

SELECTED BALANCE SHEET DATA DECEMBER 31, 2001
Investments in affiliated companies                       752.4             200.6             -               -              953.0
Identifiable assets                                     3,701.6           2,280.9           183.9           (56.7)         6,109.7

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations                 73.1              73.2            25.7            (5.0)           167.0
Portfolio proceeds                                        281.8              (4.4)            -               -              277.4
                                                      -------------     -----------    -------------     -----------    ------------
Total cash provided                                       354.9              68.8            25.7            (5.0)           444.4
Portfolio investments and capital additions               336.4              80.2              .2             -              416.8
------------------------------------------------------------------------------------------------------------------------------------


                                                        FINANCIAL           GATX         CORPORATE          INTER-
(IN MILLIONS)                                            SERVICES           RAIL          AND OTHER        SEGMENT          TOTAL
                                                       -------------     -----------    -------------     -----------    -----------
SIX MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                               $   298.7         $   336.3      $       .1         $   (.8)      $    634.3
Gain on extinguishment of debt                              14.5               -               -               -               14.5
Share of affiliates' earnings                               33.8               6.0             -               -               39.8
                                                       -------------     -----------    -------------     -----------    -----------
   Total gross income                                      347.0             342.3              .1             (.8)           688.6
Depreciation                                               126.5              57.9              .6             -              185.0
Interest, net                                               72.2              32.9             8.9             (.8)           113.2
Operating lease expense                                      5.7              86.5              .2             -               92.4
Income (loss) from continuing operations
    before income taxes                                     35.7              46.5           (19.5)            -               62.7
Income (loss) from continuing operations                    22.1              30.2           (13.0)            -               39.3

SELECTED BALANCE SHEET DATA AT JUNE 30, 2002
Investments in affiliated companies                        746.3             202.1             -               -              948.4
Identifiable assets                                      3,814.0           2,289.4           315.5           (46.3)         6,372.6

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in)
continuing operations                                       42.7             121.5            13.8            (9.9)           168.1
Portfolio proceeds                                         475.1               5.5             -               -              480.6
                                                       -------------     -----------    -------------     -----------    -----------
Total cash provided                                        517.8             127.0            13.8            (9.9)           648.7
Portfolio investments and capital additions                631.6              39.4             -               -              671.0
------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
PROFITABILITY
Revenues                                               $   444.2          $  333.8      $      1.1         $   (.5)      $    778.6
Share of affiliates' earnings                               24.6               4.5             -               -               29.1
                                                       -------------     -----------    -------------     -----------    -----------
   Total gross income                                      468.8             338.3             1.1             (.5)           807.7
Depreciation and amortization                              153.3              57.5              .8              .5            212.1
Interest, net                                               99.9              36.3            (7.2)            -              129.0
Operating lease expense                                     15.7              79.4             2.2             (.6)            96.7
Income (loss) from continuing operations
    before income taxes                                     40.1              16.6            (3.0)            -               53.7
Income (loss) from continuing operations                    24.2               8.9            (6.2)            -               26.9

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2001
Investments in affiliated companies                        752.4             200.6             -               -              953.0
Identifiable assets                                      3,701.6           2,280.9           183.9           (56.7)         6,109.7

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations                  74.9             100.9            26.0            (6.1)           195.7
Portfolio proceeds                                         500.1              25.7             -               -              525.8
                                                       -------------     -----------    -------------     -----------    -----------
Total cash provided                                        575.0             126.6            26.0            (6.1)           721.5
Portfolio investments and capital additions                823.8             233.0              .3             -            1,057.1
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 2002
                          TO FIRST SIX MONTHS OF 2001

GATX Corporation's (GATX or the Company) net income for the first six months of 2002 was $45.5 million, a $146.8 million decrease from the $192.3 million reported for the same period in 2001. Earnings per share on a diluted basis decreased to $.92 in 2002 from $3.90 in the 2001 period. Comparisons between periods are affected by gains on the sale of discontinued operations in both periods, and various non-comparable items in 2001, primarily telecommunications (telecom) related charges and costs associated with the closing of a railcar repair facility in the first half of 2001. Excluding these non-comparable items, income for the six-month period ended June 30, 2002 was $39.3 million or $.80 per diluted share, compared to $71.4 million, or $1.45 per diluted share, for the same period in 2001.

RESULTS OF CONTINUING OPERATIONS
GATX's gross income from continuing operations for the first six months of 2002 of $688.6 million was $119.1 million lower than the prior year primarily as a result of a decrease in lease income and lower gains with respect to asset remarketing and sales of securities. Income from continuing operations for the first six months of 2002 was $39.3 million compared to $26.9 million in the prior year period. The 2002 period was favorably impacted by reduced selling, general and administrative (SG&A) as a result of a reduction in workforce implemented last year, and lower operating costs, largely due to the costs associated with the closure of a GATX Rail service facility recorded in the 2001 period. Also contributing to the increase in income from continuing operations was a decrease in pre-tax asset impairment charges of $24.2 million compared to the prior year period. Diluted earnings per share from continuing operations increased to $.80 from $.55 in the prior year period.

FINANCIAL SERVICES
Financial Services' gross income of $347.0 million included $14.5 million attributable to a gain on extinguishment of debt, as discussed below. Excluding this gain, gross income decreased $136.3 million from the prior year period principally due to decreases in lease and interest income and lower gains with respect to asset remarketing and sales of securities. Lease income of $204.6 million declined $72.6 million from the prior year period due to lower average finance lease balances and lower technology operating lease assets combined with lower lease rates. Interest income of $28.6 million decreased $8.8 million due to lower average secured loan balances compared to the prior year period.

Financial Services continues to be negatively impacted by the current economic environment and challenging market conditions. Air traffic has increased as the industry recovers from the impact of September 11, 2001, however, competition in the aircraft leasing industry has negatively affected lease rates as most lessors have aggressively attempted to maintain high utilization. As a result, lease rates remain under pressure. Currently, there are leases in place or signed letters of intent with respect to all of the 16 new aircraft scheduled for delivery in 2002. In addition, the Company has either signed leases or signed letters of intent for all 2002 scheduled renewals for which the Company has direct remarketing responsibility. Although air traffic has shown signs of improvement since the end of 2001, the industry remains in a weakened condition. GATX continues to closely monitor its air portfolio due to the greater potential for credit losses and asset impairment in this environment.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $25.9 million decreased $37.1 million from the prior year period primarily due to decreased residual sharing fees from managed portfolios, partially offset by an increase in technology asset remarketing activity. The prior year period also included a gain of $25.4 million on the sale of manufacturing related equipment. Gains on the sale of securities, which are derived from warrants received as part of financing transactions with non-public companies, were $1.1 million, down significantly from the $27.6 million recorded in the prior year. Decreases in gains from the sale of securities are indicative of limited initial public offering activity compared to 2001. Because the timing of such sales is dependent on changing market conditions, gains from the sale of securities and asset remarketing income do not occur evenly from period to period. In addition, based on current valuations on early stage companies, it is unlikely that gains from the sales of securities will approach 2001 levels in the near future.

Share of affiliates' earnings of $33.8 million was $9.2 million higher than 2001. The increase is due primarily to higher income from certain specialty finance affiliates and the absence of losses from telecom affiliates compared to the prior year period.

Ownership costs of $204.4 million decreased $64.5 million compared to the prior year. Depreciation expense of $126.5 million decreased $26.8 million from 2001, reflecting lower average operating lease balances. Operating lease expense of $5.7 million decreased $10.0 million from the prior year period due to the reversal of a previously recorded sublease liability and the completion of leases in 2001. Interest expense of $72.2 million decreased $27.7 million from 2001 due to lower borrowing rates and average debt balances. SG&A expenses of $46.8 million decreased $24.3 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $26.3 million decreased $10.9 million from the prior year. Approximately $10.0 million of the current year provision and $2.3 million of the asset impairment loss discussed below were related to one technology leasing investment, which were largely offset by the gain on extinguishment of nonrecourse debt associated with the same investment. Financial Services frequently utilizes nonrecourse debt to finance its technology portfolio. The prior year provision for possible losses reflected the deterioration of certain steel, venture and telecom investments. Asset impairment charges of $6.4 million decreased $24.2 million from the prior year, which included charges of $30.4 million related to deterioration in the telecom portfolio.

The allowance for possible losses decreased $8.5 million from December 31, 2001 to $78.0 million and was approximately 6.1% of reservable assets, up from 6.0% at year end. Reservable assets are defined as rent receivables, direct financing leases, leveraged leases and secured loans. Net charge-offs of reservable assets totaled $34.7 million for the six-month period primarily related to venture and technology investments, including $12.0 million related to the technology investment discussed above.

Financial Services previously provided financing to start-up telecom service providers as an activity in its Venture Finance business unit. Venture Finance has discontinued this financing activity and its remaining exposure was $10.8 million, or approximately 0.3% of Financial Services' total assets at June 30, 2002. Separately, Financial Services also leases various types of equipment to non-start up telecom service providers in its Technology business unit.

Non-performing assets, excluding assets within joint ventures, of $111.4 million increased $15.0 million from year end primarily due to the placement of one airline credit of $24.9 million on non-accrual, partially offset by specialty and air investments becoming current, and charge-offs of technology and venture investments.

Net income of $22.1 million decreased $2.1 million from last year principally as a result of the decline in lease income, asset remarketing income, and gain on sale of securities from the 2001 period, partially offset by lower ownership costs and SG&A expenses and the absence of losses related to telecom investments.

GATX RAIL (RAIL)
Rail's gross income of $342.3 million for the first six months of 2002 increased $4.0 million over the prior year period. Rental revenue of $311.9 million was flat with the prior year period. In March 2001, Rail acquired Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet. Excluding DEC, rental revenue of $296.7 million was down $6.3 million compared to last year due to a soft rail market. This factor, coupled with aggressive competition, increased railroad efficiency and railcar surpluses, have resulted in continued softness in demand and pressure on lease rates. Asset remarketing income of $3.9 million increased $2.2 million from the prior year period primarily due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $6.0 million increased $1.5 million primarily due to increased earnings at the European affiliates in 2002.

Rail's North American fleet totaled 132,000 cars at the end of the second quarter compared to 131,000 at the end of the prior year period. In May 2002, Rail acquired 2,700 railcars in Mexico. Approximately 121,000 railcars were on lease throughout North America at the end of the second quarter, comparable with the active fleet in the prior year period. Rail's North American utilization was 92% at June 30, 2002. The Railworthiness Directive (Directive) issued by the Federal Railroad Administration (FRA), discussed below, impacted utilization as existing idle cars were deployed to replace affected cars and cars taken out of service were scrapped. Absent this activity, utilization would have been 91% at June 30, 2002. Railcar demand remains soft, negatively impacting utilization; this condition is expected to continue through the remainder of 2002. In response to current rail market conditions, Rail has retired excess cars and limited orders of new railcars to specific customer lease commitments.

Ownership costs of $177.3 million increased $4.1 million from last year primarily due to the acquisition of DEC.

Operating costs were $81.2 million, down $21.7 million from the prior year. Excluding DEC, operating costs were $73.1 million, a decrease of $26.0 million from the prior year. In the prior year period, Rail's operating costs included $24.5 million of non-comparable items. Of this amount, $19.7 million related to the closing of its East Chicago repair facility. The 2001 period also included higher maintenance costs due to increased use of third party contract repair shops as a result of a labor dispute at Rail's domestic service centers. The labor dispute was resolved in the first quarter of 2001. SG&A expenses decreased $7.9 million from the prior year period to $36.9 million primarily due to the fourth quarter 2001 reduction in workforce.

Rail is continuing to address the Directive issued by the FRA in April 2002 relating to a certain class of tank cars that were built or modified with reinforcing bars by GATX Rail prior to 1974. In its Directive, the FRA indicated that cars within this class must be inspected, and repaired if necessary, according to an FRA approved maintenance plan. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million, or 3% of Rail's North American fleet, are affected by this Directive. The impact of this Directive on Rail's operating results for the first six months of 2002 was approximately $0.9 million and includes lost revenue, inspection, cleaning and replacement car costs, partially offset by scrapping gains. The 2002 full year impact is expected to be between $5.0 million to $7.0 million after tax.

Rail's net income of $30.2 million was $21.3 million higher than the prior year primarily due to the absence of 2001 closure costs related to its East Chicago repair facility. Excluding non-comparable items, net income increased $5.1 million primarily due to higher asset remarketing income and lower SG&A and operating expenses.

CORPORATE AND OTHER
Corporate and other net expense was $13.0 million for the first six months of 2002 compared to $6.2 million for the prior year period, with the variance primarily due to the additional interest expense from the issuance of $175.0 million of convertible notes. The 2001 period included the utilization of the proceeds from the sale of ISG and a $4.0 million tax charge related to the Company's corporate-owned life insurance program.

RESULTS OF DISCONTINUED OPERATIONS
In the first quarter 2002, GATX completed the divestiture of the ISG segment. The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million after-tax gain. In the first quarter of 2001, GATX sold the majority of Terminals' operations and recognized a net after-tax gain of $163.9 million.

Operating results for the first six months of 2002 were zero, down $1.5 million from the prior year period. Comparisons between periods were affected by the timing of the sale of ISG assets.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities of continuing operations for the first six months of 2002 was $168.1 million, or $27.6 million less than the prior year period reflecting lower operating results at both Financial Services and Rail. The 2002 period was impacted by the deferral of tax benefits generated by the current year tax net operating loss. The prior year period included payments in the amount of $96.4 million related to a litigation settlement as well as receipt of approximately $66.0 million attributable to the utilization of Alternative Minimum Tax credits.

Portfolio proceeds were $480.6 million, down $45.2 million from $525.8 million in the 2001 period and included an increase in finance lease and loan principal payments received, partially offset by lower proceeds from disposals of leased equipment, stock sales and cash distributions from joint venture investments.

Portfolio investments and capital additions for the first six months of 2002 totaled $671.0 million, a decrease of $386.1 million from the first six months of 2001. Portfolio investments and capital additions at Financial Services of $631.6 million were $192.2 million lower than the prior year period, primarily due to lower volume in technology and venture investments, partially offset by higher air investments. In the first quarter of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $129.8 million (net of the assumption of $255.6 million of nonrecourse debt). Rail invested $39.4 million in the first six months of 2002, a decrease of $193.6 million from the prior year. Current year investments include a fleet acquisition of 2,700 railcars in Mexico. The prior year period included approximately $95.8 million for the acquisition of DEC. Indicative of current market conditions, Rail's capital spending for its railcar fleet was $97.8 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity.

In the current six-month period, GATX issued $175.0 million of long-term convertible debt. Including the financing activity of GFC, GATX repaid $671.4 million and issued $1,160.3 million of long-term debt. Significant financings in the first half of 2002 included the issuance of $250.0 million of senior unsecured term notes, $174.9 million of U.S. Export-Import Bank aircraft financing, a $142.2 million aircraft warehouse facility, $138.1 million of European Credit Agency aircraft financing, an $86.6 million secured railcar financing and a $75.0 million aircraft bridge loan which has been repaid. Debt issuance costs related to 2002 financings were approximately $20.0 million.

GATX funds asset growth and meets debt and lease obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets. The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is partly dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's).

On March 13, 2002, Moody's downgraded GFC's long-term unsecured debt to Baa3 from Baa2 and GFC's commercial paper to Prime-3 from Prime-2. Moody's currently maintains a stable outlook on GFC's ratings. On March 14, 2002, S&P downgraded GFC's long-term unsecured debt from BBB+ to BBB and GFC's commercial paper from A-2 to A-3. S&P also placed GFC's long-term unsecured debt on credit watch with negative implications. In May 2002, S&P removed GATX from credit watch but maintained the negative outlook. Due to these rating agency actions, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term capital market on a cost efficient basis. A continued weak economic environment could decrease demand for GATX's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

As of June 30, 2002, GFC had revolving credit facilities totaling $775.0 million. GFC's credit facilities included two agreements for $350.0 million and $283.3 million, expiring in 2003 and 2004, respectively, and a 364-day agreement for $141.7 million, originally scheduled to expire in June, which was extended. The 364-day facility was subsequently replaced in July with a three-year credit facility for $145.0 million, which is intended to be utilized by GFC for short-term funding requirements. At June 30, 2002, all credit facilities were unused and available. The revolving credit facilities contain various restrictive covenants, including requirements to maintain a defined minimum net worth and certain financial ratios. At June 30, 2002, GFC was in compliance with all of the covenants and conditions of the credit agreements. GFC has a shelf registration for $1.0 billion of debt securities of which $850.0 million had been issued through June 30, 2002.

GATX's unconditional purchase obligations, consisting primarily of committed aircraft deliveries, at June 30, 2002 were $734.8 million, scheduled as follows:
$272.3 million in the remainder of 2002, $273.6 million in 2003 and $188.9 million in 2004.

                        COMPARISON OF SECOND QUARTER 2002
                             TO SECOND QUARTER 2001

In the second quarter 2002, GATX reported net income of $20.4 million or $.42 per diluted share compared to $21.6 million or $.44 per share on a diluted basis in the prior year period. For the second quarter 2002, continuing operations generated income of $20.4 million or $.42 per share on a diluted basis as compared to income from continuing operations of $22.5 million or $.46 per share on a diluted basis in the prior year period.

FINANCIAL SERVICES
Financial Services' gross income of $188.2 million decreased $74.7 million from the prior year period due to lower lease income, asset remarketing income, and gains from the stock derived from warrants. Lease income of $105.9 million was down $34.5 million primarily due to lower average finance lease balances and lower technology operating lease assets combined with lower lease rates. Asset remarketing income of $18.3 million was lower than the prior year period by $30.9 million. Gains from the sale of stock were $0.6 million, down from $12.3 million in the prior year period.

Share of affiliates' earnings of $19.5 million increased $7.4 million from last year primarily due to the absence of losses from telecom joint ventures. Prior period earnings from telecom affiliates were negatively impacted by $8.1 million, primarily comprised of provision for possible losses and asset impairment charges.

Ownership costs of $104.9 million decreased $31.9 million compared to the prior year period due to lower depreciation and interest expense. Depreciation and amortization expense of $62.8 million decreased $16.7 million from 2001 reflecting the lower level of investment in technology operating lease assets. SG&A expense decreased $13.7 million over the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses of $8.9 million decreased $7.1 million from 2001. The prior year quarter reflected the deterioration of certain venture and telecom investments. Net charge-offs of reservable assets totaled

$15.1 million for the current three-month period and included write-offs of venture and technology investments.

Net income for the current three-month period was $15.1 million, compared to $13.5 million in the prior year period. The increase from last year was principally the result of a decrease to the loss provision and asset impairment charges, partially offset by lower lease income, asset remarketing income, and gains from the sale of stock derived from warrants.

GATX RAIL
Rail's gross income of $165.8 million for the second quarter of 2002 was $7.8 million lower than the prior year. Rental revenue of $155.0 million was down $5.1 million from the prior year period. The decrease in rental revenue is a consequence of on ongoing unfavorable market conditions, which in turn resulted in lower average rental rates. Share of affiliates' earnings of $2.3 million decreased $0.2 million from the prior year period.

Ownership costs of $88.6 million were substantially in line with the prior year. Rail's operating costs of $40.4 million were down $1.2 million from the prior period. SG&A expenses of $18.6 million decreased $5.1 million from the prior year period due to the fourth quarter 2001 reduction in workforce.

Rail's net income of $12.2 million in the second quarter of 2002 was impacted by the FRA Directive by $0.9 million and includes lost revenue, inspection, cleaning and replacement car costs, partially offset by scrapping gains. Net income for the current three-month period was comparable with the prior year period.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2002, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the Statements. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test related to $74.0 million of recorded goodwill. Based on this review, the Company has determined that the carrying value of its Polish railcar reporting unit, DEC, is in excess of its fair market value at January 1, 2002. The Company is in the process of completing the second step of the goodwill impairment test used to measure the amount of impairment loss, which it expects to complete in the third or fourth quarter of 2002. As a result, the Company anticipates recording a one-time, non-cash impairment charge for some portion of the $35.2 million of goodwill related to DEC in 2002. Such charge would be non-operational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of income. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement update, clarify and simplify certain existing accounting pronouncements. For the period ended June 30, 2002, GATX applied the provisions of SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, which previously required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. In accordance with the Statement, GATX's gain on extinguishment of nonrecourse debt of $14.5 million recognized in the six month period ended June 30, 2002, is not considered an extraordinary item, and was therefore included in results of operations.

FORWARD LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rates and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; unanticipated costs or issues arising from the Federal Railroad Administration's Railworthiness Directive HM-04 or subsequent regulatory rulings that impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges, including goodwill as a result of implementing SFAS 142; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

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

ITEM 5.  OTHER INFORMATION
On July 26, 2002, the Company amended its bylaws to change the advance notice requirement for shareholders who intend to present an item of business at an annual meeting of shareholders (other than a proposal submitted for inclusion in the Company's proxy materials). Section 11 of the bylaws, as amended, now requires shareholders to provide notice of an intention to present such an item of business not less than 120 or more than 150 days in advance of the anniversary of the date that proxy materials were mailed to shareholders in the previous year. As a result, shareholders who intend to present such an item of business at the 2003 Annual Meeting of Shareholders must provide notice of such business to the Company no earlier than October 25, 2002 and no later than November 26, 2002, and must furnish such specified information as set forth more fully in the Company's bylaws. The Company's bylaws, as amended, are included herewith as Exhibit 3(ii).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

            Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)         Reports on Form 8-K:
            Form 8-K filed on July 26, 2002 reporting second quarter
            2002 results.

            Form 8-K filed on August 13, 2002 reporting the filing of sworn statements pursuant to Securities and Exchange
            Commission Order No. 4-460.





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




Date:  August 14, 2002


                                 EXHIBIT LISTING

The following exhibits are filed as part of this quarterly report:

EXHIBIT
-------
3(ii)                Amended By-laws of GATX Corporation
10(iii)(A)           GATX Corporation Executive Incentive Plan
99.1                 Certification Pursuant to 18 U.S.C. Section 1350 (CEO Certification)
99.2                 Certification Pursuant to 18 U.S.C. Section 1350  (CFO Certification)