Form 10-Q
period 2002-09-30
GATX CORP
filed 2002-11-12
CIK 40211

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number
       September 30, 2002                                       1-2328

                                   ----------



                                GATX CORPORATION



       Incorporated in the                IRS Employer Identification No.
        State of New York                            36-1124040

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

         Registrant had 48,969,958 shares of common stock outstanding as of October 31, 2002.



================================================================================

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30                     SEPTEMBER 30
                                                                   -------------------------         -------------------------
                                                                     2002             2001             2002             2001
                                                                   --------         --------         --------         --------
GROSS INCOME
     Revenues                                                      $  323.5         $  363.9         $  957.8         $1,142.5
     Gain on extinguishment of debt                                     1.4               --             15.9               --
     Share of affiliates' earnings                                     17.9              4.9             57.7             34.0
                                                                   --------         --------         --------         --------
TOTAL GROSS INCOME                                                    342.8            368.8          1,031.4          1,176.5


OWNERSHIP COSTS
     Depreciation and amortization                                     91.0            102.9            276.0            315.0
     Interest, net                                                     59.4             63.5            172.6            192.5
     Operating lease expense                                           47.6             51.8            140.0            148.5
                                                                   --------         --------         --------         --------
TOTAL OWNERSHIP COSTS                                                 198.0            218.2            588.6            656.0


OTHER COSTS AND EXPENSES
     Operating expenses                                                62.5             54.5            167.2            178.6
     Selling, general and administrative                               47.4             55.1            141.0            178.7
     Provision for possible losses                                      2.4             24.4             29.3             61.9
     Asset impairment charges                                           9.2             39.3             15.6             69.9
     Reversal of litigation provision                                    --            (13.1)              --            (13.1)
     Fair value adjustments for derivatives                             (.7)             1.9              3.0              2.3
                                                                   --------         --------         --------         --------
TOTAL OTHER COSTS AND EXPENSES                                        120.8            162.1            356.1            478.3
                                                                   --------         --------         --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME                 24.0            (11.5)            86.7             42.2
     TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

INCOME TAXES (BENEFIT)                                                  4.9             (4.2)            28.3             22.6
                                                                   --------         --------         --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE                        19.1             (7.3)            58.4             19.6
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

DISCONTINUED OPERATIONS
     Operating results, net of taxes                                     --               --               --              1.5
     Gain on sale of portion of segment, net of taxes                    --               --              6.2            163.9
                                                                   --------         --------         --------         --------
TOTAL DISCONTINUED OPERATIONS                                            --               --              6.2            165.4
                                                                   --------         --------         --------         --------


INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                                 19.1             (7.3)            64.6            185.0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   --               --            (34.9)              --
                                                                   --------         --------         --------         --------
NET INCOME (LOSS)                                                  $   19.1         $   (7.3)        $   29.7         $  185.0
                                                                   ========         ========         ========         ========

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30                       SEPTEMBER 30
                                                              ----------------------------         -----------------------------
                                                                 2002              2001               2002               2001
                                                              ----------        ----------         ----------         ----------

PER SHARE DATA
    Basic:
    Income (loss) from continuing operations
       before cumulative effect of accounting change          $      .39        $     (.15)        $     1.20         $      .41
    Income from discontinued operations                               --                --                .12               3.41
                                                              ----------        ----------         ----------         ----------
    Income (loss) before cumulative effect of
       accounting change                                             .39              (.15)              1.32               3.82
    Cumulative effect of accounting change                            --                --               (.71)                --
                                                              ----------        ----------         ----------         ----------
    Total                                                     $      .39        $     (.15)        $      .61         $     3.82
                                                              ==========        ==========         ==========         ==========

    Average number of common shares (in thousands)                48,927            48,615             48,857             48,455

    Diluted:
    Income (loss) from continuing operations
       before cumulative effect of accounting change          $      .39        $     (.15)        $     1.20         $      .40
    Income from discontinued operations                               --                --                .12               3.35
                                                              ----------        ----------         ----------         ----------
    Income (loss) before cumulative effect of
       accounting change                                             .39              (.15)              1.32               3.75
    Cumulative effect of accounting change                            --                --               (.71)                --
                                                              ----------        ----------         ----------         ----------
    Total                                                     $      .39        $     (.15)        $      .61         $     3.75
                                                              ==========        ==========         ==========         ==========
    Average number of common shares and
       common share equivalents (in thousands)                    49,127            48,615             49,172             49,317

    Dividends declared per common share                       $      .32        $      .31         $      .96         $      .93


The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                       SEPTEMBER 30       DECEMBER 31
                                                                           2002               2001
                                                                       ------------       ------------
                                                                       (Unaudited)

ASSETS


CASH AND CASH EQUIVALENTS                                                $   248.3         $   222.9
RESTRICTED CASH                                                              123.2             124.4

RECEIVABLES
     Rent and other receivables                                              150.5             144.2
     Finance leases                                                          729.5             868.3
     Secured loans                                                           461.7             557.4
     Less -- allowance for possible losses                                   (87.3)            (94.2)
                                                                         ---------         ---------
                                                                           1,254.4           1,475.7

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities                                       2,883.7           2,958.2
     Operating lease investments and other                                 2,144.9           1,794.0
     Less -- allowance for depreciation                                   (2,042.3)         (2,028.3)
                                                                         ---------         ---------
                                                                           2,986.3           2,723.9
     Progress payments for aircraft and other equipment                      182.2             281.1
                                                                         ---------         ---------
                                                                           3,168.5           3,005.0

INVESTMENTS IN AFFILIATED COMPANIES                                          918.6             953.0
RECOVERABLE INCOME TAXES                                                      98.5              34.1
GOODWILL, NET                                                                 38.9              63.3
OTHER ASSETS                                                                 443.3             265.4
                                                                         ---------         ---------

                                                                         $ 6,293.7         $ 6,143.8
                                                                         =========         =========

                                                             SEPTEMBER 30       DECEMBER 31
                                                                 2002               2001
                                                             ------------       -----------
                                                              (Unaudited)

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE                                               $   291.2         $   293.6
ACCRUED EXPENSES                                                    65.6              70.9

DEBT:
     Short-term                                                     41.0             328.5
     Long-term:
          Recourse                                               3,400.9           2,897.3
          Nonrecourse                                              604.2             728.2
     Capital lease obligations                                     142.5             163.0
                                                               ---------         ---------
                                                                 4,188.6           4,117.0

DEFERRED INCOME TAXES                                              577.8             464.5
OTHER DEFERRED ITEMS                                               314.8             316.0
                                                               ---------         ---------

TOTAL LIABILITIES AND DEFERRED ITEMS                             5,438.0           5,262.0

SHAREHOLDERS' EQUITY
     Preferred stock                                                  --                --
     Common stock                                                   35.5              35.4
     Additional capital                                            389.0             384.7
     Reinvested earnings                                           647.7             664.9
     Accumulated other comprehensive loss                          (87.4)            (74.1)
                                                               ---------         ---------
                                                                   984.8           1,010.9
     Less -- cost of common shares in treasury                    (129.1)           (129.1)
                                                               ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                         855.7             881.8
                                                               ---------         ---------
                                                               $ 6,293.7         $ 6,143.8
                                                               =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                                       -------------------------         -------------------------
                                                                         2002             2001             2002             2001
                                                                       --------         --------         --------         --------
OPERATING ACTIVITIES
Income (loss) from continuing operations                               $   19.1         $   (7.3)        $   23.5         $   19.6
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by continuing operations:
     Realized gains on remarketing of leased equipment                     (3.9)           (17.7)           (31.3)           (67.2)
     Gains on sales of securities                                          (2.3)            (7.5)            (3.4)           (35.1)
     Depreciation and amortization                                         91.0            102.9            276.0            315.0
     Provision for possible losses                                          2.4             24.4             29.3             61.9
     Asset impairment charges                                               9.2             39.3             15.6             69.9
     Deferred income taxes                                                 69.2              3.5            107.3            113.5
     Gain on extinguishment of debt                                        (1.4)              --            (15.9)              --
     Cumulative effect of accounting change                                  --               --             34.9               --
     Reversal of litigation provision                                        --            (13.1)              --            (13.1)
     Payments related to litigation settlement                               --            (44.6)              --           (141.0)
Other, including working capital                                         (128.5)           (38.9)          (213.1)           (86.8)
                                                                       --------         --------         --------         --------
     Net cash provided by continuing operations                            54.8             41.0            222.9            236.7
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
     for leveraged leases, operating lease assets and facilities         (148.7)          (228.5)          (662.3)          (732.1)
Secured loans extended                                                    (35.6)           (50.3)           (90.9)          (253.7)
Investments in affiliated companies                                        (4.4)           (42.0)           (31.0)          (197.2)
Progress payments                                                         (25.8)          (100.8)           (84.7)          (183.3)
Other investments                                                          (1.9)             (.2)           (18.5)          (112.6)
                                                                       --------         --------         --------         --------
Portfolio investments and capital additions                              (216.4)          (421.8)          (887.4)        (1,478.9)
Portfolio proceeds and asset sales                                        249.5            260.5            734.9            982.7
                                                                       --------         --------         --------         --------
     Net cash provided by (used in) investing activities of
          continuing operations                                            33.1           (161.3)          (152.5)          (496.2)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                              144.4             90.8          1,304.7            481.9
Repayment of long-term debt                                              (319.3)          (135.9)          (990.7)          (787.8)
Net (decrease) increase in short-term debt                                  (.8)            89.8           (287.5)          (282.5)
Net decrease in capital lease obligations                                  (5.6)            (4.8)           (20.5)           (16.1)
Issuance of common stock and other                                           .1              3.5              4.4             17.6
Cash dividends                                                            (15.7)           (15.0)           (46.9)           (45.1)
                                                                       --------         --------         --------         --------
     Net cash (used in) provided by financing activities of
          continuing operations                                          (196.9)            28.4            (36.5)          (632.0)
NET TRANSFERS TO DISCONTINUED OPERATIONS                                    (.8)           (21.7)           (12.9)           (29.3)
                                                                       --------         --------         --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
     CONTINUING OPERATIONS                                               (109.8)          (113.6)            21.0           (920.8)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                     --             40.9              3.2          1,185.0
TAXES PAID ON GAIN FROM SALE OF SEGMENT                                      --               --               --           (148.2)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
     DISCONTINUED OPERATIONS                                                 --               --               --            (12.6)
                                                                       --------         --------         --------         --------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                  $ (109.8)        $   (2.7)        $   24.2         $  103.4
                                                                       ========         ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30                 SEPTEMBER 30
                                                               ---------------------         ----------------------
                                                                2002           2001           2002           2001
                                                               ------         ------         ------         -------

NET INCOME (LOSS)                                              $ 19.1         $ (7.3)        $ 29.7         $ 185.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                     (6.4)         (13.5)          (8.8)           (3.3)

     Unrealized gain (loss) on securities, net of
         reclassification adjustments (a)                          --           (5.2)          (2.1)          (25.6)

     Unrealized gain (loss) on derivatives                        1.0           (2.4)          (2.4)           (2.3)

                                                               ------         ------         ------         -------
OTHER COMPREHENSIVE LOSS                                         (5.4)         (21.1)         (13.3)          (31.2)
                                                               ------         ------         ------         -------

COMPREHENSIVE INCOME (LOSS)                                    $ 13.7         $(28.4)        $ 16.4         $ 153.8
                                                               ======         ======         ======         =======

(a) Reclassification adjustments:
       Unrealized gain (loss) on securities                    $  1.5         $  (.6)        $   --         $  (4.2)
       Less -- reclassification adjustment for
         realized gains included in net income                   (1.5)          (4.6)          (2.1)          (21.4)
                                                               ------         ------         ------         -------
       Unrealized gain (loss) on securities, net of
          reclassification adjustments                         $   --         $ (5.2)        $ (2.1)        $ (25.6)
                                                               ======         ======         ======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated statements of income, balance sheets and cash flows for the respective periods. Operating results for the nine months ended September 30, 2002 should not be regarded as necessarily indicative of the results that may be expected for the entire year. For further information, refer to GATX Corporation's (GATX or the Company) annual report on Form 10-K for the year ended December 31, 2001.

(2) Certain amounts in the 2001 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations -- Operating results for the former Integrated Solutions Group (ISG) segment are shown net of taxes of zero and $2.1 million, respectively, for the three and nine month periods ended September 30, 2001. The 2002 gain on sale of portion of segment represents the sale of GATX's interest in a bulk-liquid storage facility located in Mexico and is net of taxes of $3.0 million. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the Company's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $195.7 million.

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

(5) Effective January 1, 2002, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the Statements. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. In accordance with FAS 142, the company completed a review of all recorded goodwill. Fair values were established using discounted cash flows. Based on this review, the Company determined that all of the goodwill related to its Polish railcar reporting unit, Dyrekcja Eksploatacji Cystern (DEC) was in excess of its fair market value at January 1, 2002. As a result, the Company recorded a one-time, non-cash impairment charge of $34.9 million. Such charge is non-operational in nature and is recognized as a cumulative effect of an accounting change as of January 1, 2002 in the consolidated statements of income. The impairment charge was due primarily to more conservative expectations based on current market conditions and a lower long-term growth rate projected for DEC.

         Changes in the carrying amount of goodwill by segment during the first nine months of 2002 are as follows (in millions):

                                                        FINANCIAL      GATX
                                                        SERVICES       RAIL           TOTAL
                                                        ---------      ------         ------

         BALANCE AT DECEMBER 31, 2001                    $ 21.4        $ 41.9         $ 63.3
         Purchase accounting adjustments                     --          10.5           10.5
         Cumulative effect of accounting change              --         (34.9)         (34.9)
                                                         ------        ------         ------
         BALANCE AT SEPTEMBER 30, 2002                   $ 21.4        $ 17.5         $ 38.9
                                                         ======        ======         ======


         Application of the non-amortization of goodwill provisions of the Statement, including equity method goodwill, will result in an increase in net income of approximately $6.8 million for the full year 2002, compared to the full year 2001.

         As required by SFAS No. 142, the results of operations for periods prior to adoption have not been restated. Following is a reconciliation of net income and earnings per share, as reported, to net income and earnings per share, as adjusted, for the three and nine month periods ended September 30, 2001, computed as if SFAS No. 142 had been adopted effective January 1, 2001 (in millions, except for per share data):

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2001        SEPTEMBER 30, 2001
                                                                   ------------------        ------------------

         NET (LOSS) INCOME, AS REPORTED                                   $  (7.3)                $ 185.0
         Adjusted for:
             Goodwill amortization, net of tax                                1.3                     3.4
             Amortization of equity method goodwill, net of tax               0.9                     2.5
                                                                          -------                 -------
         NET (LOSS) INCOME, AS ADJUSTED                                   $  (5.1)                $ 190.9
                                                                          =======                 =======

         BASIC EARNINGS PER SHARE, AS REPORTED                            $  (.15)                $  3.82
                                                                          =======                 =======
         BASIC EARNINGS PER SHARE, AS ADJUSTED                            $  (.10)                $  3.94
                                                                          =======                 =======

         DILUTED EARNINGS PER SHARE, AS REPORTED                          $  (.15)                $  3.75
                                                                          =======                 =======
         DILUTED EARNINGS PER SHARE, AS ADJUSTED                          $  (.10)                $  3.87
                                                                          =======                 =======

(6) In the fourth quarter of 2001, GATX recorded a pre-tax charge of $13.4 million related to a reduction in workforce. This action was part of GATX's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of the ISG operations. This charge included involuntary employee separation and benefit costs for 147 employees company wide, as well as legal fees, occupancy and other costs. The employees terminated included professional and administrative staff, including corporate personnel. At the end of 2001, the remaining accrual was $10.1 million.

         As of September 30, 2002, all of the employee terminations were substantially completed. The amount of termination benefits paid in the first nine months of 2002 totaled $4.0 million. Occupancy and other costs of $1.3 million were also paid in the first nine months of 2002. Remaining cash payments of $4.8 million will be funded from ongoing operations and are not expected to have a material impact on GATX's liquidity position.

(7) Restricted cash of $123.2 million at September 30, 2002 is comprised of cash and cash equivalents which are restricted as to withdrawal or usage. GATX's restricted cash primarily includes an amount designated to fund the construction of railcars for a customer and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation (GFC).

(8) The Company's effective tax rate from continuing operations was 33% for the nine months ended September 30, 2002 compared to 54% for the nine months ended September 30, 2001. The 2002 rate is favorably impacted by Extraterritorial Income (ETI) benefits related to cross-border leases. The 2001 rate included a provision for the anticipated tax settlement related to the Company's corporate-owned life insurance (COLI) program.

         The Company anticipates showing a net operating loss on its 2002 U.S. consolidated income tax return. This loss may be carried back to offset taxable income in prior years, resulting in a tax refund. As of September 30, 2002, the recoverable income tax was $98.5 million.

         On July 1, 2002, the Company reached a $27 million settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. At September 30, 2002, this amount was fully accrued based on provisions made in prior years.

(9) The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30                  SEPTEMBER 30
                                                                            ----------------------         -----------------------
                                                                              2002           2001            2002            2001
                                                                            -------        -------         -------         -------
         NUMERATOR:
         Income (loss) from continuing operations
           before cumulative effect of accounting change                    $  19.1        $  (7.3)        $  58.4         $  19.6
         Income from discontinued operations                                     --             --             6.2           165.4
           Less:  dividends paid and accrued on preferred stock                  --             --              --              --
         Cumulative effect of accounting change                                  --             --           (34.9)             --
                                                                            -------        -------         -------         -------
         NUMERATOR FOR BASIC EARNINGS PER SHARE --
           INCOME AVAILABLE TO COMMON SHAREHOLDERS                             19.1           (7.3)           29.7           185.0

         Effect of dilutive securities:
           Add:  dividends paid and accrued on preferred stock                   --             --              --              --
                 After-tax interest expense on convertible
                   securities (a)                                                --             --              --              --
                                                                            -------        -------         -------         -------
         NUMERATOR FOR DILUTED EARNINGS PER SHARE --
           INCOME AVAILABLE TO COMMON SHAREHOLDERS                          $  19.1        $  (7.3)        $  29.7         $ 185.0

         DENOMINATOR:
         DENOMINATOR FOR BASIC EARNINGS PER SHARE --
           WEIGHTED AVERAGE SHARES                                             48.9           48.6            48.9            48.5

         Effect of dilutive securities:
           Stock options                                                         .1             --              .2              .7
           Convertible preferred stock                                           .1             --              .1              .1
           Convertible securities (a)                                            --             --              --              --
                                                                            -------        -------         -------         -------
         DENOMINATOR FOR DILUTED EARNINGS PER SHARE --
           ADJUSTED WEIGHTED AVERAGE AND ASSUMED CONVERSION                    49.1           48.6            49.2            49.3

         BASIC EARNINGS PER SHARE (b):
           Income (loss) from continuing operations
             before cumulative effect of accounting change                  $   .39        $  (.15)        $  1.20         $   .41
           Income from discontinued operations                                   --             --             .12            3.41
                                                                            -------        -------         -------         -------
           Income (loss) before cumulative effect of accounting change          .39           (.15)           1.32            3.82
           Cumulative effect of accounting change                                --             --            (.71)             --
                                                                            -------        -------         -------         -------
         TOTAL BASIC EARNINGS PER SHARE                                     $   .39        $  (.15)        $   .61         $  3.82
                                                                            =======        =======         =======         =======

         DILUTED EARNINGS PER SHARE
           Income (loss) from continuing operations
             before cumulative effect of accounting change                  $   .39        $  (.15)        $  1.20         $   .40
           Income from discontinued operations                                   --             --             .12            3.35
                                                                            -------        -------         -------         -------
           Income (loss) before cumulative effect of accounting change          .39           (.15)           1.32            3.75
           Cumulative effect of accounting change                                --             --            (.71)             --
                                                                            -------        -------         -------         -------
         TOTAL DILUTED EARNINGS PER SHARE                                   $   .39        $  (.15)        $   .61         $  3.75
                                                                            =======        =======         =======         =======

         (a) Conversion of convertible securities (issued February 2002) was excluded from the calculations of diluted earnings for the three and nine-month periods ended September 30, 2002 because of antidilutive effects.

         (b) Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter.

(10) The following financial data conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of estimated allocated support expenses from the parent company and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below.

         GATX provides its services and products through two operating segments:
         Financial Services and GATX Rail. In prior years, the Financial Services segment included a rail business unit that leases freight cars and locomotives under operating and finance leases. During 2001, GATX combined the rail business unit of Financial Services with GATX Rail, a full service lessor of railcars, into one rail segment. The financial data for Financial Services and GATX Rail has been restated for all periods presented to reflect the change in the composition of each operating segment.

                                                                    FINANCIAL      GATX      CORPORATE    INTER-
         (IN MILLIONS)                                              SERVICES       RAIL      AND OTHER    SEGMENT       TOTAL
                                                                    ---------    --------    ---------    -------     --------

         THREE MONTHS ENDED SEPTEMBER 30, 2002
         PROFITABILITY
         Revenues                                                   $  162.2     $  161.6    $     .1     $    (.4)   $  323.5
         Gain on extinguishment of debt                                  1.3           --          .1           --         1.4
         Share of affiliates' earnings                                  15.2          2.7          --           --        17.9
                                                                    --------     --------    --------     --------    --------
            Total gross income                                         178.7        164.3          .2          (.4)      342.8
         Depreciation                                                   62.4         28.9         (.3)          --        91.0
         Interest, net                                                  37.5         14.9         7.4          (.4)       59.4
         Operating lease expense                                         4.8         42.7          .1           --        47.6
         Income (loss) before income taxes                              16.9         18.7       (11.6)          --        24.0
         Income (loss)                                                  12.2         14.7        (7.8)          --        19.1

         SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2002
         Investments in affiliated companies                           715.8        202.8          --           --       918.6
         Identifiable assets                                         3,861.5      2,230.5       251.8        (50.1)    6,293.7

         ITEMS AFFECTING CASH FLOW
         Net cash provided by (used in) continuing
         operations                                                     86.3         15.4       (50.6)         3.7        54.8
         Portfolio proceeds and asset sales                            238.9         10.6          --           --       249.5
                                                                    --------     --------    --------     --------    --------
         Total cash provided (used)                                    325.2         26.0       (50.6)         3.7       304.3
         Portfolio investments and capital additions                   197.2         19.2          --           --       216.4

         THREE MONTHS ENDED SEPTEMBER 30, 2001
         PROFITABILITY
         Revenues                                                   $  196.7     $  165.0    $     .6     $    1.6    $  363.9
         Share of affiliates' earnings                                   4.3           .6          --           --         4.9
                                                                    --------     --------    --------     --------    --------
            Total gross income                                         201.0        165.6          .6          1.6       368.8
         Depreciation and amortization                                  73.2         29.9          .2          (.4)      102.9
         Interest, net                                                  43.4         15.1         4.7           .3        63.5
         Operating lease expense                                         6.6         42.5          .8          1.9        51.8
         (Loss) income before income taxes                             (22.1)        21.1       (10.5)          --       (11.5)
         (Loss) income                                                 (13.3)        13.1        (7.1)          --        (7.3)

         SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2001
         Investments in affiliated companies                           752.4        200.6          --           --       953.0
         Identifiable assets                                         3,721.6      2,280.9       198.0        (56.7)    6,143.8

         ITEMS AFFECTING CASH FLOW
         Net cash provided by (used in) continuing
         operations                                                     28.2         22.4       (21.9)        12.3        41.0
         Portfolio proceeds and asset sales                            240.7         15.7         4.1           --       260.5
                                                                    --------     --------    --------     --------    --------
         Total cash provided (used)                                    268.9         38.1       (17.8)        12.3       301.5
         Portfolio investments and capital additions                   323.0         98.8          --           --       421.8

                                                        FINANCIAL         GATX          CORPORATE         INTER-
(IN MILLIONS)                                           SERVICES          RAIL          AND OTHER         SEGMENT           TOTAL
                                                        ---------       --------        ---------         -------         --------

NINE MONTHS ENDED SEPTEMBER 30, 2002
PROFITABILITY
Revenues                                                $  460.9        $  497.9        $     .2         $   (1.2)        $  957.8
Gain on extinguishment of debt                              15.8              --              .1               --             15.9
Share of affiliates' earnings                               49.0             8.7              --               --             57.7
                                                        --------        --------        --------         --------         --------
   Total gross income                                      525.7           506.6              .3             (1.2)         1,031.4
Depreciation                                               188.9            86.8              .3               --            276.0
Interest, net                                              109.7            47.8            16.3             (1.2)           172.6
Operating lease expense                                     10.5           129.2              .3               --            140.0
Income (loss) before income taxes                           52.6            65.2           (31.1)              --             86.7
Income (loss)                                               34.3            44.9           (20.8)              --             58.4

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2002
Investments in affiliated companies                        715.8           202.8              --               --            918.6
Identifiable assets                                      3,861.5         2,230.5           251.8            (50.1)         6,293.7

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
operations                                                 129.0           136.9           (36.8)            (6.2)           222.9
Portfolio proceeds and asset sales                         714.0            20.9              --               --            734.9
                                                        --------        --------        --------         --------         --------
Total cash provided (used)                                 843.0           157.8           (36.8)            (6.2)           957.8
Portfolio investments and capital additions                828.8            58.6              --               --            887.4

NINE MONTHS ENDED SEPTEMBER 30, 2001
PROFITABILITY
Revenues                                                $  640.9        $  498.8        $    1.7         $    1.1         $1,142.5
Share of affiliates' earnings                               28.9             5.1              --               --             34.0
                                                        --------        --------        --------         --------         --------
   Total gross income                                      669.8           503.9             1.7              1.1          1,176.5
Depreciation and amortization                              226.5            87.4             1.0               .1            315.0
Interest, net                                              143.3            51.4            (2.5)              .3            192.5
Operating lease expense                                     22.3           121.9             3.0              1.3            148.5
Income (loss) before income taxes                           18.0            37.7           (13.5)              --             42.2
Income (loss)                                               10.9            22.0           (13.3)              --             19.6

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2001
Investments in affiliated companies                        752.4           200.6              --               --            953.0
Identifiable assets                                      3,721.6         2,280.9           198.0            (56.7)         6,143.8

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations                 103.1           123.3             4.1              6.2            236.7
Portfolio proceeds and asset sales                         740.8           237.7             4.2               --            982.7
                                                        --------        --------        --------         --------         --------
Total cash provided                                        843.9           361.0             8.3              6.2          1,219.4
Portfolio investments and capital additions              1,146.8           331.8              .3               --          1,478.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 2002
                          TO FIRST NINE MONTHS OF 2001

GATX Corporation's (GATX or the Company) net income for the first nine months of 2002 was $29.7 million, a $155.3 million decrease from the $185.0 million reported for the same period in 2001. Earnings per share on a diluted basis decreased to $.61 in 2002 from $3.75 in the 2001 period. Comparisons between periods are affected by gains on the sale of discontinued operations and various non-comparable items in both periods, primarily telecommunications (telecom) related charges, costs associated with the closing of a railcar repair facility in the first nine months of 2001 and charges related to goodwill impairment under SFAS 142 in 2002.

RESULTS OF CONTINUING OPERATIONS

GATX's gross income for the first nine months of 2002 of $1,031.4 million was $145.1 million lower than the prior year primarily as a result of a decrease in lease income and lower gains with respect to asset remarketing and sales of securities. Income from continuing operations before cumulative effect of accounting change for the first nine months of 2002 was $58.4 million compared to $19.6 million in the prior year period. The 2002 period was favorably impacted by reduced selling, general and administrative (SG&A) expense as a result of a reduction in workforce implemented last year and lower operating costs, largely due to the costs associated with the closure of a GATX Rail service facility in 2001. Also contributing to the increase in income from continuing operations was a decrease in pre-tax asset impairment charges of $54.3 million compared to the prior year period due to the absence of telecom charges. Diluted earnings per share from continuing operations increased to $1.20 from $.40 in the prior year period.

FINANCIAL SERVICES

Financial Services' gross income of $525.7 million included $15.8 million attributable to gains on extinguishment of debt, as discussed below. Excluding these gains, gross income decreased $159.9 million from the prior year period principally due to decreases in lease and interest income and lower gains with respect to asset remarketing and the sale of securities. Lease income of $307.4 million declined $91.9 million from the prior year period due to lower average finance lease balances, lower technology operating lease assets and lower lease rates. Interest income of $44.0 million decreased $11.4 million due to lower average secured loan balances as well as a decrease in annualized yield compared to the prior year period.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $36.1 million decreased $46.7 million from the prior year period primarily due to decreased residual sharing fees from managed portfolios, partially offset by an increase in technology asset remarketing activity. The prior year period also included a gain of $25.4 million on the sale of a steel manufacturing facility and $9.4 million from the sale of marine investments. Gains on the sale of securities, which are derived from warrants received as part of financing transactions with non-public companies, were $3.4 million, down significantly from the $35.1 million recorded in the prior year. Decreases in gains on the sale of securities are indicative of limited initial public offering activity compared to 2001. Because the timing of such sales is dependent on changing market conditions, gains on the sale of securities and asset remarketing income do not occur evenly from period to period. In addition, based on current valuations on early stage companies, it is unlikely that gains on the sale of securities will approach 2001 levels in the near future.

Share of affiliates' earnings of $49.0 million was $20.1 million higher than 2001. The increase is primarily due to higher income from certain specialty finance affiliates and the absence of losses from telecom affiliates compared to the prior year period.

Ownership costs of $309.1 million decreased $83.0 million compared to the prior year. Depreciation expense of $188.9 million decreased $37.6 million from 2001, reflecting lower average technology operating lease balances, partially offset by higher average air operating leases. Operating lease expense of $10.5 million decreased $11.8 million from the prior year period partly due to the reversal of a previously recorded sublease liability resulting from the disposition of the related transaction. Interest expense of $109.7 million decreased $33.6 million from 2001 primarily due to lower borrowing rates. SG&A expense of $72.3 million decreased $27.3 million compared to the prior year due to lower human resource expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $28.4 million decreased $33.0 million from the prior year. Approximately $10.0 million of the current year provision and $2.3 million of the asset impairment loss were related to one technology leasing investment, which was largely offset by a gain on extinguishment of nonrecourse debt of $13.0 million associated with this same investment. Financial Services frequently utilizes nonrecourse debt to finance its technology portfolio. The prior year provision for possible losses reflected the deterioration of certain steel, venture and telecom investments. Asset impairment charges of $15.6 million decreased $54.3 million from the prior year, which included charges of $67.3 million related to the telecom portfolio. Future provision for possible losses will depend on the size of the portfolio and business and economic conditions.

The allowance for possible losses of $71.2 million decreased $15.3 million from December 31, 2001 and was approximately 6.0% of reservable assets, consistent with 6.0% at year end. Reservable assets are defined as operating lease rent receivables, direct financing leases, leveraged leases and secured loans. Net charge-offs of reservable assets totaled $43.7 million for the nine-month period primarily related to venture and technology investments, including $12.0 million related to the technology investment discussed above.

Financial Services previously provided financing to start-up telecom service providers as an activity in its venture finance business unit. Venture finance discontinued this financing activity in 2001 and its remaining telecom exposure was $10.2 million, or approximately 0.3% of Financial Services' total assets at September 30, 2002. Separately, Financial Services also leases various types of equipment to established telecom service providers through its technology business unit.

Non-performing assets of $93.3 million, excluding assets within joint ventures, decreased by $3.1 million from year end.

Net income of $34.3 million, although $23.4 million higher than last year, reflects a decline in lease income, asset remarketing income, and gains on the sale of securities compared to the 2001 period, consistent with current economic conditions. The favorable increase over the prior year is primarily due to lower SG&A expense and the absence of losses related to telecom investments in 2002.

Financial Services continues to be negatively impacted by the weak economic environment and challenging market conditions, which has resulted in lower lease rates and lower investment volume in its core markets. In particular, the aircraft leasing market has been negatively impacted as most lessors have aggressively attempted to maintain high utilization. As a result, aircraft lease rates remain under pressure. Currently, there are leases in place with respect to all of the company's 16 new aircraft scheduled for delivery in 2002. Of the six new aircraft scheduled for delivery in 2003, the Company has signed leases for three aircraft. In addition, the Company has either signed leases or signed letters of intent for all 2002 scheduled renewals for owned aircraft for which the Company has direct remarketing responsibility. The Company also has eight renewals of owned aircraft for which it has direct remarketing responsibility scheduled for 2003, one of which has a signed letter of intent in place as of September 30, 2002. The airline industry remains in a weakened condition and GATX continues to monitor closely its air portfolio due to the greater potential for credit losses and asset impairment.

In addition, over the last 18 months several aircraft operators have announced their intention to phase out their Fokker-100 fleets. For example, on August 13, 2002, American Airlines announced it would phase out its fleet of 74 Fokker-100 aircraft from 2003 through 2005. American Airlines also took an unspecified impairment charge on its Fokker-100 aircraft. The well-publicized difficulties in the airline industry have also adversely affected the Fokker-50 market. This environment has caused GATX to examine its exposure, through its 50% interest in Pembroke Group Limited (Pembroke), an aircraft leasing and management company, to Fokker-100 jet and Fokker-50 turboprop aircraft. As of September 30, 2002, an indirect wholly-owned subsidiary of Pembroke, Aircraft Finance and Trading BV
(AFT) owned six Fokker-100 and 22 Fokker-50 aircraft and a second subsidiary of Pembroke owned two Fokker-100's. AFT currently has four F-50's in storage. Pembroke's book value of these Fokker aircraft is $190 million. In light of these developments, Pembroke is currently examining these aircraft for impairment. It intends to finalize this analysis in the fourth quarter of 2002. The determination of any impairment charge will be dependent on a number of factors, including expectations on future rental rates and the ultimate economic life of the aircraft. However, after giving consideration to these variables, GATX currently estimates that its proportionate share of impairment loss, if any, will be in the range of $0 to $25 million. As of September 30, 2002, GATX has not recognized any impairment loss with respect to its investment in Pembroke.

GATX RAIL (RAIL)

Rail's gross income of $506.6 million for the first nine months of 2002 increased $2.7 million over the prior year period. Rental revenue of $458.5 million decreased $9.7 million from the prior year period. In March 2001, Rail acquired Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet. Excluding DEC, North American rental revenue of $435.8 million was down $16.0 million compared to last year. Difficult economic conditions, combined with aggressive competition, increased railroad efficiency and railcar surpluses have resulted in continued softness in railcar demand and pressure on lease rates. Asset remarketing income of $4.3 million increased $1.9 million from the prior year period primarily due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $8.7 million increased $3.6 million from the prior year period due to higher earnings at European affiliates. The prior year period included a purchase accounting correction for a European affiliate.

Rail's North American fleet, excluding railcars managed for others or owned by affiliates, totaled 109,000 cars at the end of the third quarter compared to 110,000 at the end of the prior year period. In May 2002, Rail, acquired 2,700 railcars in Mexico through its Mexican subsidiary. Approximately 99,000 railcars were on lease throughout North America at the end of the third quarter, comparable with the active fleet in the prior year period. Rail's North American utilization was 91% at September 30, 2002. The Railworthiness Directive (Directive) issued by the Federal Railroad Administration (FRA), discussed below, impacted utilization as existing idle cars were deployed to replace affected cars and cars taken out of service were scrapped. Railcar demand remains soft, negatively impacting utilization; this condition is expected to continue at least through the remainder of 2002. In response to current rail market conditions, Rail has retired excess cars and, generally, limited orders of new railcars to specific customer lease commitments. However, consistent with Rail's commitment to meeting the needs of its customers on a long-term basis and to replace cars to be retired from the existing fleet, the Company has initiated a railcar purchase program. Subsequent to September 30, 2002, the Company entered into supply agreements to acquire 7,500 railcars over the next five years with two manufacturers.

Ownership costs of $263.8 million increased $3.1 million from last year primarily due to the purchase of DEC.

Operating costs were $122.2 million, down $16.2 million from the prior year. Excluding DEC, operating costs were $109.8 million, a decrease of $21.1 million from the prior year. In the prior year period, Rail's operating costs included $24.5 million of non-comparable items. Of this amount, $19.7 million related to the closing of its East Chicago repair facility. Excluding the non-comparable items, operating costs were higher in 2002 compared to the prior year due to the impact of the Directive and additional car repairs. SG&A expenses decreased $11.8 million from the prior year period to $54.2 million primarily due to the fourth quarter 2001 reduction in workforce.

Rail is continuing to address the Directive issued by the FRA in April 2002 relating to a certain class of tank cars that were built or modified with reinforcing bars by GATX Rail prior to 1974. In its Directive, the FRA indicated that cars within this class must be inspected, and repaired if necessary, according to an FRA approved maintenance plan. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million are affected by this Directive. In accordance with the Directive, nearly all the subject tank cars have been removed from service. The impact of this Directive on Rail's operating results for the first nine months of 2002 was approximately $1.6 million after tax and includes lost revenue, inspection, cleaning and replacement car costs, partially offset by gains on the accelerated scrapping of affected cars that would otherwise have been retired and scrapped over the next several years.

As discussed in footnote (5) to the financial statements, Rail completed its transitional goodwill impairment testing in the third quarter and recorded a $34.9 million impairment charge related to its 2001 acquisition of DEC.

Rail's net income of $10.0 million was $12.0 million lower than the prior year primarily due to the cumulative effect of accounting change of $34.9 million related to goodwill impairment in 2002, offset by the absence of 2001 closure costs related to its East Chicago repair facility. Excluding these items, net income increased $6.7 million primarily due to higher asset remarketing income, lower SG&A expense and a lower effective tax rate driven by an exemption for income related to certain railcars on lease outside the United States, offset by lower rental revenue.

CORPORATE AND OTHER

Corporate and other net expense was $20.8 million for the first nine months of 2002 compared to $13.3 million for the prior year period, with the variance primarily due to additional interest expense from the issuance of $175.0 million of convertible notes. The 2001 period included interest income on the proceeds received from the sale of ISG and a $4.0 million tax charge related to the Company's COLI program.

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

Operating results for the first nine months of 2002 were zero, down $1.5 million from the prior year period. Comparisons between periods were affected by the timing of the sale of ISG assets.

CASH FLOW AND LIQUIDITY

Net cash provided by operating activities of continuing operations for the first nine months of 2002 was $222.9 million, or $13.8 million less than the prior year period. Excluding the $141.0 million payments related to the Airlog settlement in the prior period, cash flow was lower due to contributions made to the Company's pension plans and the deferral to 2003 of anticipated tax refunds generated by the current year tax NOL.

Portfolio proceeds and asset sales were $734.9 million, down $247.8 million from $982.7 million in the 2001 period. The decrease was due to lower proceeds from disposals of leased equipment, security sales and cash distributions from joint venture investments, partially offset by an increase in finance lease and loan principal payments received. The prior year period also included $189.2 million from the sale-leaseback of railcars at Rail.

Portfolio investments and capital additions for the first nine months of 2002 totaled $887.4 million, a decrease of $591.5 million from the first nine months of 2001. Portfolio investments and capital additions at Financial Services of $828.8 million were $317.9 million lower than the prior year period, primarily due to lower volume in technology, specialty and venture, partially offset by higher volume in air. In the first quarter of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $129.8 million (net of the assumption of $255.6 million of nonrecourse debt). Rail invested $58.6 million in the first nine months of 2002, a decrease of $273.2 million from the prior year. Current year investments include a fleet acquisition of 2,700 railcars in Mexico. The prior year period included $95.8 million for the acquisition of DEC. Indicative of current market conditions, Rail's capital spending for its railcar fleet was $158.0 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity.

In the current nine-month period, GATX issued $175.0 million of long-term convertible debt. Including the financing activity of its wholly-owned subsidiary, GATX Financial Corporation (GFC), GATX repaid $990.7 million and issued $1,304.7 million of long-term debt. Significant financings in the first nine months of 2002 included the issuance of $250.0 million of senior unsecured term notes, $210.9 million of U.S. Export-Import Bank aircraft financing, a $142.2 million aircraft warehouse facility, $206.6 million of European Credit Agency aircraft financing, an $86.6 million secured railcar financing, a $75.0 million aircraft bridge loan which has been repaid, and $169.5 million of technology non-recourse financing. Debt issuance costs related to 2002 financings were approximately $18.4 million.

GATX funds asset investment and meets debt and lease obligations through cash flow from operations, portfolio proceeds and asset sales, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets. The availability of these funding options may be adversely impacted by certain factors, including the global economic environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is partly dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's).

On March 13, 2002, Moody's downgraded GFC's long-term unsecured debt to Baa3 from Baa2 and GFC's commercial paper to Prime-3 from Prime-2. Moody's currently maintains a stable outlook on GFC's ratings. On March 14, 2002, S&P downgraded GFC's long-term unsecured debt from BBB+ to BBB and GFC's commercial paper from A-2 to A-3. S&P also placed GFC's long-term unsecured debt on credit watch with negative implications. In May 2002, S&P removed GATX from credit watch but maintained the negative outlook. Due to these rating agency actions, GFC's access to the commercial paper market has been seriously constrained and GFC is experiencing more difficulty accessing the long-term capital markets on a cost efficient basis.

As of September 30, 2002, GFC had revolving credit facilities totaling $778.3 million. GFC's credit facilities included three agreements for $350.0 million, $283.3 million, and $145.0 million expiring in 2003, 2004 and 2005 respectively. The $145.0 million facility is intended to be utilized by GFC for short-term funding requirements. At September 30, 2002, all credit facilities were unused and available. The revolving credit facilities contain various restrictive covenants, including requirements to maintain a defined minimum net worth and certain financial ratios. At September 30, 2002, GFC was in compliance with all of the covenants and conditions of the credit agreements. GFC has a shelf registration for $1.0 billion of debt securities of which $850.0 million had been issued through September 30, 2002.

GATX has unconditional purchase obligations of $1,130.6 million, consisting primarily of committed aircraft deliveries and railcar orders, including the recently announced railcar supply agreement, scheduled as follows: $237.4 million in the remainder of 2002, $370.1 million in 2003, $252.0 million in 2004, $89.4 million in 2005, $90.3 million in 2006, and $91.4 million in 2007.

                        COMPARISON OF THIRD QUARTER 2002
                              TO THIRD QUARTER 2001

In the third quarter 2002, GATX reported net income of $19.1 million or $.39 per diluted share compared to a loss of $7.3 million or $.15 per share on a diluted basis in the prior year period.

FINANCIAL SERVICES

Financial Services' gross income of $178.7 million decreased $22.3 million from the prior year period due to lower lease income, asset remarketing income, and gains on the sale of securities. Lease income of $102.8 million was down $19.3 million primarily due to lower average finance lease balances and lower lease rates. Asset remarketing income of $10.2 million was lower than the prior year period by $9.6 million due to lower technology asset remarketing activity. The prior year period also included a gain of $6.9 million from the sale of marine investments. Gains on the sale of securities were $2.3 million, down $5.2 million from the prior year period.

Share of affiliates' earnings of $15.2 million increased $10.9 million from last year primarily due to the absence of losses from telecom joint ventures. Prior period earnings from telecom affiliates were negatively impacted by $14.7 million of provision for possible losses and asset impairment charges.

Ownership costs of $104.7 million decreased $18.5 million compared to the prior year period due to lower depreciation and interest expense. Depreciation and amortization expense of $62.4 million decreased $10.8 million from 2001 reflecting the lower level of investment in technology operating lease assets, partially offset by higher air operating lease assets. Interest expense of $37.5 million decreased $5.9 million from 2001 due primarily to lower borrowing rates. SG&A expense decreased $3.0 million compared to the prior year due to lower human resource expenses as a result of the fourth quarter 2001 reduction in workforce and reduced outside consulting fees.

The provision for possible losses of $2.1 million decreased $22.1 million from 2001. The prior year quarter included a significant provision for telecom investments. Net charge-offs of reservable assets totaled $9.0 million for the current three-month period and included write-offs of venture and specialty finance investments. Asset impairment charges of $9.2 million were $30.1 million lower than the prior year quarter primarily due to the absence of telecom losses. The current year quarter included charges related to technology and specialty finance investments.

Net income for the current three-month period was $12.2 million, compared to a loss of $13.3 million in the prior year period. The increase from last year was principally the result of a decrease to the loss provision and asset impairment charges, partially offset by lower lease income, asset remarketing income, and gains on the sale of securities.

RAIL

Rail's gross income of $164.3 million for the third quarter of 2002 was $1.3 million lower than the prior year. Rental revenue of $146.6 million was down $9.5 million from the prior year period. The decrease in rental revenue is due to ongoing unfavorable market conditions which resulted in lower average rental rates. Share of affiliates' earnings of $2.7 million increased $2.1 million from the prior year period due to higher earnings at European affiliates. The prior year period included a purchase accounting correction for a European affiliate.

Ownership costs of $86.5 million were comparable to the prior year. Rail's operating costs of $41.0 million increased by $5.5 million from the prior year period mainly due to increased repair costs resulting from the impact of the Directive and additional car repairs. SG&A expense of $17.3 million decreased $3.9 million from the prior year period due to the fourth quarter 2001 reduction in workforce.

Rail's net income of $14.7 million in the third quarter of 2002 was favorable to the prior year period by $1.6 million. 2002 results included the $2.2 million recognition of tax incentives and other favorable items, offset by lower rental revenue and the impact of the FRA Directive of $1.1 million. The impact of the Directive includes lost revenue, inspection, cleaning and replacement car costs, partially offset by gains on the accelerated scrapping of affected cars that would otherwise have been retired and scrapped over the next several years.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002 GATX adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. For further information refer to footnote (5) to the financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement update, clarify and simplify certain existing accounting pronouncements. For the period ended September 30, 2002, GATX applied the provisions of SFAS No. 145. Specifically, SFAS No. 145 rescinds SFAS No. 4, which previously required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. In accordance with the Statement, GATX's gain on extinguishment of debt of $15.9 million recognized in the nine month period ended September 30, 2002, is not considered an extraordinary item, and was therefore included in results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the commitment date of an exit or disposal plan. The statement covers costs, including certain types of employee severance, associated with a restructuring, discontinued operations, or other exit or disposal activities. The statement is to be applied prospectively for such activities initiated after December 31, 2002. The adoption of this statement will not have a material effect on the Company's results of operations or consolidated financial position.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rates and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; unanticipated costs or issues arising from the Federal Railroad Administration's Railworthiness Directive HM-04 or subsequent regulatory rulings that impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket leasing markets.

ITEM 4.  CONTROLS AND PROCEDURES

GATX management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

PART II -- OTHER INFORMATION

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

        Employment Agreement effective as of October 11, 2002, between GATX Corporation and Ronald H. Zech

        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO Certification)

        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO Certification)

(b)     Reports on Form 8-K:

        Form 8-K filed on October 24, 2002 reporting third quarter
        2002 results.

        Form 8-K filed on October 24, 2002 reporting the initiation and completion of the first phase of a new railcar order program.

        Form 8-K filed on November 7, 2002, reporting the completion of the second phase of a new railcar order program.




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


                                               GATX CORPORATION
                                                  (Registrant)



                                              /s/ Brian A. Kenney
                                          ---------------------------
                                                  Brian A. Kenney
                                           Senior Vice President and
                                            Chief Financial Officer
                                           (Duly Authorized Officer)

                                 CERTIFICATIONS


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ronald H. Zech, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of GATX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 12, 2002

                                             /s/ Ronald H. Zech
                               -----------------------------------------------
                                                 Ronald H. Zech
                               Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Brian A. Kenney, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of GATX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         November 12, 2002

                                        /s/ Brian A. Kenney
                            ----------------------------------------------------
                                            Brian A. Kenney
                             Senior Vice President and Chief Financial Officer

                                 EXHIBIT LISTING


The following exhibits are filed as part of this quarterly report:

EXHIBIT
-------

10(iii)(A)    Employment Agreement effective as of October 11, 2002 between GATX Corporation and Ronald H. Zech

99.1          Certification Pursuant to 18 U.S.C. Section 1350 (CEO Certification)

99.2          Certification Pursuant to 18 U.S.C. Section 1350 (CFO Certification)