Form 10-Q
period 2003-03-31
GATX CORP
filed 2003-05-08
CIK 40211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328

                                   ----------

                                GATX Corporation
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                        36-1124040
         (State of incorporation)                  (I.R.S. Employee Identification No.)

                             500 WEST MONROE STREET
                          CHICAGO, ILLINOIS 60661-3676
          (Address of principal executive offices, including zip code)

                                 (312) 621-6200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,070,844 shares of common stock were outstanding as of April 30, 2003.

================================================================================

                            INDEX TO GATX CORPORATION
                           FORM 10-Q - MARCH 31, 2003

Item No.                                                                                                Page No.
--------                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements
                  Consolidated Statements of Operations.....................................................1
                  Consolidated Balance Sheets...............................................................3
                  Consolidated Statements of Cash Flows.....................................................5
                  Consolidated Statements of Comprehensive Income...........................................6
                  Notes to the Consolidated Financial Statements............................................7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................13
                  Comparison of First Three Months of 2003 to First Three Months of 2002...................13
                  Cash Flow and Liquidity..................................................................16
                  Forward Looking Statements...............................................................17

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................18

   Item 4.     Controls and Procedures.....................................................................18

PART II - OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders.........................................18

   Item 6.     Exhibits and Reports on Form 8-K............................................................19

SIGNATURE .................................................................................................19

CERTIFICATIONS.............................................................................................20

EXHIBIT INDEX..............................................................................................22

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                    ---------------------------------
                                                                         2003               2002
                                                                    ---------------   ---------------
GROSS INCOME
Lease income                                                        $         239.7   $         255.6
Marine operating revenue                                                        4.2               1.9
Interest income                                                                 9.6              15.4
Asset remarketing income                                                       10.3              11.3
Gain on sale of securities                                                       .4                .5
Fees                                                                            6.6               5.6
Other                                                                          16.7              11.4
                                                                    ---------------   ---------------
Revenues                                                                      287.5             301.7
Gain on extinguishment of debt                                                   .7              13.9
Share of affiliates' earnings                                                  18.5              18.0
                                                                    ---------------   ---------------
TOTAL GROSS INCOME                                                            306.7             333.6

OWNERSHIP COSTS
Depreciation                                                                   79.0              88.6
Interest, net                                                                  54.1              53.2
Operating lease expense                                                        46.1              41.5
                                                                    ---------------   ---------------
TOTAL OWNERSHIP COSTS                                                         179.2             183.3

OTHER COSTS AND EXPENSES
Maintenance expense                                                            40.3              37.8
Marine operating expenses                                                       3.2               1.9
Other operating expenses                                                       11.8               9.5
Selling, general and administrative                                            44.1              48.6
Provision for possible losses                                                  18.7              17.7
Asset impairment charges                                                        3.6               2.6
Fair value adjustments for derivatives                                          2.1               1.3
                                                                    ---------------   ---------------
TOTAL OTHER COSTS AND EXPENSES                                                123.8             119.4
                                                                    ---------------   ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    3.7              30.9

INCOME TAXES                                                                    1.9              12.0
                                                                    ---------------   ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                                               1.8              18.9

DISCONTINUED OPERATIONS
Gain on sale of portion of segment, net of  taxes                                --               6.2
                                                                    ---------------   ---------------
TOTAL DISCONTINUED OPERATIONS                                                    --               6.2
                                                                    ---------------   ---------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            1.8              25.1
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           --             (34.9)
                                                                    ---------------   ---------------

NET INCOME (LOSS)                                                   $           1.8   $          (9.8)
                                                                    ===============   ===============

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                         --------------------------------
                                                                              2003              2002
                                                                         --------------    --------------
PER SHARE DATA
Basic:
     Income from continuing operations before cumulative effect of
           accounting change                                             $          .04    $          .39
     Income from discontinued operations                                             --               .13
                                                                         --------------    --------------
     Income before cumulative effect of accounting change                           .04               .52
     Cumulative effect of accounting change                                          --              (.72)
                                                                         --------------    --------------
     Total                                                               $          .04    $         (.20)
                                                                         ==============    ==============

     Average number of common shares (in thousands)                              49,063            48,776

Diluted:
     Income from continuing operations before cumulative effect of
            accounting change                                            $          .04    $          .39
     Income from discontinued operations                                             --               .13
                                                                         --------------    --------------
     Income before cumulative effect of accounting change                           .04               .52
     Cumulative effect of accounting change                                          --              (.72)
                                                                         --------------    --------------
     Total                                                               $          .04    $         (.20)
                                                                         ==============    ==============

     Average number of common shares and common share equivalents
           (in thousands)                                                        49,063            49,163

Dividends declared per common share                                      $          .32    $          .32

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                 MARCH 31        DECEMBER 31
                                                                   2003             2002
                                                               -------------    -------------
                                                                (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                      $       137.4    $       231.1
RESTRICTED CASH                                                        191.3            140.9

RECEIVABLES
Rent and other receivables                                              82.1             97.8
Finance leases                                                         670.0            713.0
Loans                                                                  396.4            434.2
Less:  allowance for possible losses                                   (97.0)           (82.2)
                                                               -------------    -------------
                                                                     1,051.5          1,162.8
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities                                      3,113.8          3,076.9
Operating lease investments and other                                2,319.9          2,250.1
Less:  allowance for depreciation                                   (2,019.6)        (2,008.1)
                                                               -------------    -------------
                                                                     3,414.1          3,318.9
Progress payments for aircraft and other equipment                     120.6            140.9
                                                               -------------    -------------
                                                                     3,534.7          3,459.8

INVESTMENTS IN AFFILIATED COMPANIES                                    798.3            850.9
RECOVERABLE INCOME TAXES                                               150.1            129.8
GOODWILL, NET                                                           62.5             62.5
OTHER INVESTMENTS                                                       92.3             96.1
OTHER ASSETS                                                           273.5            294.4
                                                               -------------    -------------
                                                               $     6,291.6    $     6,428.3
                                                               =============    =============

                                                            MARCH 31        DECEMBER 31
                                                              2003              2002
                                                          -------------    -------------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     $       340.4    $       399.5

DEBT
Short-term                                                         14.5             13.7
Long-term:
     Recourse                                                   3,401.4          3,487.9
     Nonrecourse                                                  651.9            594.6
Capital lease obligations                                         132.0            143.7
                                                          -------------    -------------
                                                                4,199.8          4,239.9

DEFERRED INCOME TAXES                                             634.2            640.0
OTHER LIABILITIES                                                 328.1            347.3
                                                          -------------    -------------
TOTAL LIABILITIES                                               5,502.5          5,626.7

SHAREHOLDERS' EQUITY
Preferred stock                                                      --               --
Common stock                                                       35.6             35.6
Additional capital                                                393.1            392.7
Reinvested earnings                                               588.8            602.7
Accumulated other comprehensive loss                              (99.5)          (100.5)
                                                          -------------    -------------
                                                                  918.0            930.5
Less:  cost of common shares in treasury                         (128.9)          (128.9)
                                                          -------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                        789.1            801.6
                                                          -------------    -------------
                                                          $     6,291.6    $     6,428.3
                                                          =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                              ------------------------------
                                                                                  2003             2002
                                                                              -------------    -------------
OPERATING ACTIVITIES
Income (loss) from continuing operations, including accounting change         $         1.8    $       (16.0)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                                (8.9)            (9.8)
      Gain on sales of securities                                                       (.4)             (.5)
      Depreciation                                                                     83.1             92.9
      Provision for possible losses                                                    18.7             17.7
      Asset impairment charges                                                          3.6              2.6
      Deferred income taxes                                                            24.0             12.3
      Gain on extinguishment of debt                                                    (.7)           (13.9)
      Share of affiliates' earnings, net of dividends                                 (14.0)           (12.7)
      Cumulative effect of accounting change                                             --             34.9
Other, including working capital                                                      (50.9)           (45.0)
                                                                              -------------    -------------
    Net cash provided by continuing operations                                         56.3             62.5

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for
  leveraged leases, operating lease assets and facilities                            (165.9)          (263.6)
Loans extended                                                                        (29.0)           (11.8)
Investments in affiliated companies                                                   (14.9)           (14.3)
Progress payments                                                                     (17.2)           (30.5)
Other investments                                                                     (23.0)            (1.4)
                                                                              -------------    -------------
Portfolio investments and capital additions                                          (250.0)          (321.6)
Portfolio proceeds                                                                    222.3            239.2
Proceeds from other asset sales                                                         9.4              3.0
                                                                              -------------    -------------
    Net cash used in investing activities of continuing operations                    (18.3)           (79.4)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                          243.2            576.1
Repayment of long-term debt                                                          (299.2)          (318.2)
Net increase (decrease) in short-term debt                                              1.4           (243.0)
Net repayment of capital lease obligations                                            (11.4)           (12.0)
Issuance of common stock and other                                                       .4              1.5
Cash dividends                                                                        (15.7)           (15.6)
                                                                              -------------    -------------
    Net cash used in financing activities of continuing operations                    (81.3)           (11.2)
NET TRANSFERS TO DISCONTINUED OPERATIONS                                                 --            (13.6)
                                                                              -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                  (43.3)           (41.7)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                                 --              3.2
                                                                              -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     $       (43.3)   $       (38.5)
                                                                              =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
NET INCOME (LOSS)                                                   $      1.8    $     (9.8)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                               6.0          (9.4)

     Unrealized loss on securities, net of
          reclassification adjustments (a)                                (1.4)         (1.3)

     Unrealized (loss) gain on derivatives                                (3.6)          7.8

                                                                    ----------    ----------
OTHER COMPREHENSIVE INCOME (LOSS)                                          1.0          (2.9)
                                                                    ----------    ----------

COMPREHENSIVE INCOME (LOSS)                                         $      2.8    $    (12.7)
                                                                    ==========    ==========

(a) Reclassification adjustments:
       Unrealized loss on securities                                $     (1.2)   $     (1.0)
       Less - reclassification adjustment for gains
                  realized included in net income                          (.2)          (.3)
                                                                    ----------    ----------
       Net unrealized loss on securities                            $     (1.4)   $     (1.3)
                                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Corporation's (GATX or the Company) annual report on Form 10-K for the year ended December 31, 2002.

(2) Certain amounts in the 2002 financial statements have been reclassified to conform to the current presentation. In addition, first quarter 2002 results are restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

(3) Discontinued operations - The 2002 gain on sale of a portion of segment represents the sale of GATX Corporation's interest in a bulk-storage facility located in Mexico, and is net of taxes of $3.0 million. The facility was included in the segment formerly known as Integrated Solutions Group (ISG).

(4) The Company grants stock options to employees under stock-based compensation plans. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.
         123. This statement provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, Interim Financial Reporting, and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect on reported results. As permitted under SFAS No. 148, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant.

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

         The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except for per share data):

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                        ------------------------------
                                                                            2003             2002
                                                                        -------------    -------------
         Net income (loss), as reported                                 $         1.8    $        (9.8)
         Deduct:  Total stock-based employee compensation
             expense determined under fair value-based method
             for all awards, net of related tax effects                           (.6)             (.7)
                                                                        -------------    -------------
         Pro forma net income (loss)                                    $         1.2    $       (10.5)
                                                                        =============    =============

         Net income (loss) per share:
         Basic, as reported                                             $         .04    $        (.20)
         Basic, pro forma                                                         .02             (.22)
         Diluted, as reported                                                     .04             (.20)
         Diluted, pro forma                                                       .02             (.21)

(5) During the fourth quarter of 2002, GATX recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. This action was part of GATX's announced intention to exit the venture business and curtail investment in the specialty finance sector. The charge also included costs as well as a headcount reduction related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GATX's Polish railcar subsidiary. This charge included involuntary employee separation and benefit costs for 170 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of March 31, 2003, 101 of the employee terminations were completed. Employee terminations are expected to be substantially completed by the end of 2003.

         Following is the reserve activity for the quarter ending March 31, 2003:

         Reserve balance at 12/31/02          $       16.6
         Benefits paid                                (2.6)
         Occupancy and other costs paid                (.1)
                                              ------------
         Reserve balance at 3/31/03           $       13.9
                                              ============

         During 2001, GATX recorded a pre-tax charge of $13.4 million related a reduction in workforce in 2001. This action was part of GATX's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of ISG operations. This charge included involuntary employee separation and benefit costs for 147 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff, including corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

         Following is the reserve activity for the quarter ending March 31, 2003:

         Reserve balance at 12/31/02          $        3.9
         Benefits paid                                  --
         Occupancy and other costs paid                (.2)
                                              ------------
         Reserve balance at 3/31/03           $        3.7
                                              ============

         Management continues to believe that the Company's reserve balances related to the reductions in workforce are adequate as of March 31, 2003.

(6) Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

         For purposes of preparing the following information, GATX made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GATX.

         For all affiliated companies held at the end of the quarter, operating results, as if GATX held 100 percent interest, were (in millions):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                             --------------------------------
                                                                                 2003               2002
                                                                             -------------      -------------
         Gross income                                                             $ 198.1       $       209.9
         Pre-tax income                                                              37.8                45.1

(7) Restricted cash of $191.3 million at March 31, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GATX's restricted cash primarily relates to amounts designated to fund the construction of railcars for a customer, an amount designated as collateral for a loan within a joint venture, and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation (GFC).

(8) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applies immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first quarter of 2003. For other VIE's, FIN 46 applies in the first quarter or interim period beginning after June 15, 2003. GATX is currently assessing the impact FIN 46 will have on its financial statements.

(9) In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

         In connection with certain investments or transactions, GATX has entered into various guarantees, which could potentially require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit and market risk; accordingly, GATX evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

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

         Asset residual value guarantees represent GATX's commitment to third parties that an asset, or group of assets, will be worth a specified amount at the end of the lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee and by sharing in any proceeds received upon distribution of assets in excess of the amount guaranteed.

         At March 31, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $777.1 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was $3.2 million. The expirations of these guarantees range from 2003 to 2020. GATX's liability resulting from the performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any material adverse financial impact to GATX.

(10) The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                   -------------------------
                                                                                      2003          2002
                                                                                   -----------   -----------
      NUMERATOR:
      Income from continuing operations
           before cumulative effect of accounting change                           $       1.8   $      18.9
      Income from discontinued operations                                                   --           6.2
           Less:  dividends paid and accrued on preferred stock                             --            --
      Cumulative effect of accounting change                                                --         (34.9)
                                                                                   -----------   -----------
      NUMERATOR FOR BASIC EARNINGS PER SHARE -                                             1.8          (9.8)
           INCOME AVAILABLE TO COMMON SHAREHOLDERS

      Effect of dilutive securities: (a)
           Add:  dividends paid and accrued on preferred stock                              --            --
                     After-tax interest expense on convertible securities                   --            --
                                                                                   -----------   -----------
      NUMERATOR FOR DILUTED EARNINGS PER SHARE -                                   $       1.8   $      (9.8)
           INCOME AVAILABLE TO COMMON SHAREHOLDERS

      DENOMINATOR:
      DENOMINATOR FOR BASIC EARNINGS PER SHARE -
           WEIGHTED AVERAGE SHARES                                                        49.1          48.8

      Effect of dilutive securities: (a)
           Stock options                                                                    --            .3
           Convertible preferred stock                                                      --            .1
           Convertible securities                                                           --            --
                                                                                   -----------   -----------
      DENOMINATOR FOR DILUTED EARNINGS PER SHARE -                                        49.1          49.2
           ADJUSTED WEIGHTED AVERAGE AND ASSUMED CONVERSION

      BASIC EARNINGS PER SHARE :
           Income from continuing operations
                before cumulative effect of accounting change                      $       .04   $       .39
           Income from discontinued operations                                              --           .13
                                                                                   -----------   -----------
           Income before cumulative effect of accounting change                            .04           .52
           Cumulative effect of accounting change                                           --          (.72)
                                                                                   -----------   -----------
      TOTAL BASIC EARNINGS PER SHARE                                               $       .04   $      (.20)
                                                                                   ===========   ===========

      DILUTED EARNINGS PER SHARE
           Income from continuing operations
                before cumulative effect of accounting change                      $       .04   $       .39
           Income from discontinued operations                                              --           .13
                                                                                   -----------   -----------
           Income before cumulative effect of accounting change                            .04           .52
          Cumulative effect of accounting change                                            --          (.72)
                                                                                   -----------   -----------
      TOTAL DILUTED EARNINGS PER SHARE                                             $       .04   $      (.20)
                                                                                   ===========   ===========

(a) Conversion of convertible securities (issued February 2002) was excluded from the calculations of diluted earnings because of antidilutive effects. In 2003, stock options and convertible preferred stock were also antidilutive.

(11) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company, and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below. GATX provides its services and products through two operating segments:
GATX Rail and Financial Services.

                                                              GATX       FINANCIAL      CORPORATE      INTER-
(IN MILLIONS)                                                 RAIL       SERVICES       AND OTHER      SEGMENT          TOTAL
                                                          -----------   -----------    -----------    -----------    -----------
THREE MONTHS ENDED MARCH 31, 2003
PROFITABILITY
Revenues                                                  $     170.9   $     117.0    $       (.1)   $       (.3)   $     287.5
Gain on extinguishment of debt                                     --            .7             --             --             .7
Share of affiliates' earnings                                     2.1          16.4             --             --           18.5
                                                          -----------   -----------    -----------    -----------    -----------
Total gross income                                              173.0         134.1            (.1)           (.3)         306.7
Depreciation                                                     29.1          49.9             --             --           79.0
Interest, net                                                    17.0          32.4            5.0            (.3)          54.1
Operating lease expense                                          43.8           2.3             --             --           46.1
Income (loss) before income taxes                                15.1          (1.9)          (9.5)            --            3.7
Income (loss)                                                     9.6          (1.2)          (6.6)            --            1.8

SELECTED BALANCE SHEET DATA
Investments in affiliated companies                             136.4         661.9             --             --          798.3
Identifiable assets                                           2,394.9       3,635.9          286.7          (25.9)       6,291.6

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities              45.4          51.8          (24.8)         (16.1)          56.3
Portfolio proceeds                                                 .5         221.8             --             --          222.3
                                                          -----------   -----------    -----------    -----------    -----------
Total cash provided (used)                                       45.9         273.6          (24.8)         (16.1)         278.6
Portfolio investments and capital additions                      48.9         201.1             --             --          250.0

THREE MONTHS ENDED MARCH 31, 2002
PROFITABILITY
Revenues                                                  $     171.7   $     130.6    $       (.2)   $       (.4)   $     301.7
Gain on extinguishment of debt                                     --          13.9             --             --           13.9
Share of affiliates' earnings                                     3.7          14.3             --             --           18.0
                                                          -----------   -----------    -----------    -----------    -----------
Total gross income                                              175.4         158.8            (.2)           (.4)         333.6
Depreciation                                                     26.1          62.5             --             --           88.6
Interest, net                                                    14.5          35.1            4.0            (.4)          53.2
Operating lease expense                                          42.9          (1.4)            --             --           41.5
Income (loss) before income taxes                                28.5          11.4           (9.0)            --           30.9
Income (loss)                                                    18.0           7.0           (6.1)            --           18.9

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                             145.0         705.9             --             --          850.9
Identifiable assets                                           2,385.3       3,811.9          273.1          (42.0)       6,428.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities              28.6          44.6          (10.8)            .1           62.5
Portfolio proceeds                                                5.5         233.7             --             --          239.2
                                                          -----------   -----------    -----------    -----------    -----------
Total cash provided (used)                                       34.1         278.3          (10.8)            .1          301.7
Portfolio investments and capital additions                      13.6         308.0             --             --          321.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2003
                          TO FIRST THREE MONTHS OF 2002

GATX Corporation's (GATX or the Company) net income for the first three months of 2003 was $1.8 million, an $11.6 million increase from the $9.8 million loss reported for the same period in 2002. Earnings per share on a diluted basis increased to $.04 from $(.20) in the 2002 period. Comparisons between periods are affected by various items including the gain on the sale of discontinued operations and cumulative effect of accounting change in 2002 and an air-related loss provision in 2003. Earnings for the 2002 first quarter included a $6.2 million after-tax gain related to the sale of a portion of the discontinued Integrated Solutions Group (ISG) segment, and a $34.9 million charge related to the write-off of goodwill at the Rail segment. In the first quarter of 2003, GATX reported an $11.1 million after-tax loss provision related to the Air Canada bankruptcy.

RESULTS OF CONTINUING OPERATIONS

GATX's gross income from continuing operations of $306.7 million was $26.9 million lower than the prior year period. Income from continuing operations before cumulative effect of accounting change for the first three months of 2003 was $1.8 million compared to $18.9 million in the prior year period, with the decrease largely due to a loss provision attributable to the bankruptcy of Air Canada recorded in the 2003 period, and lower results in the Rail segment. Diluted earnings per share from continuing operations before cumulative effect of accounting change decreased to $.04 from $.39 in the prior year period.

GATX RAIL (RAIL)

Rail's gross income of $173.0 million for the first three months of 2003 decreased $2.4 million over the prior year period. In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result, KVG results are now included in Rail's consolidated financial statements. Excluding KVG from both periods, gross income of $161.7 million was $12.5 million lower than the prior year period.

Lease income of $158.0 million was $1.1 million higher than the prior year period. Excluding KVG, lease income of $146.9 million was $10.0 million lower than the prior year period. The North American rail market continues to be negatively impacted by the economic downturn and aggressive competition continues to negatively impact lease rates. However, Rail experienced some improvement in renewals and assignments of railcars in the first quarter. Rail's North American fleet totaled 106,000 cars at the end of the first quarter compared to 109,000 at the end of the prior year period. Approximately 97,400 railcars were on lease throughout North America at the end of the first quarter, compared to 98,100 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 92% at March 31, 2003, compared to 90% at March 31, 2002 and 91% at December 31, 2002. The increase in utilization from year end was due to a combination of additional railcars on lease and scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $.1 million was $3.6 million lower than the prior year period due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $2.1 million were $1.6 million lower than the prior year period. Excluding KVG's earnings of $1.2 million in 2002, share of affiliates' earnings were $.4 million lower than the prior year period.

Ownership costs of $89.9 million were $6.4 million higher than the prior year period. Excluding KVG, ownership costs of $85.2 million increased $1.7 million, driven primarily by higher interest expense due to lower capitalized interest and higher average debt balances.

Maintenance expense increased $1.8 million from the prior year period to $39.4 million. Excluding KVG, maintenance expense of $37.7 million was comparable to the prior year period. During the quarter, the American Association of Railroads
(AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by National Castings Inc. from the mid to late 1990s. The Company owns approximately 3,200 railcars that will be required to have the bolsters inspected or replaced by April 2004. Approximately 60% of the affected railcars are on full service leases under which the Company is responsible for the associated costs of inspection or replacement. The remainder are on net leases, under which the Company expects the lessees to pay for all or a portion of such cost. Management does not expect the bolster inspections and replacements to have a material impact on the Company's 2003 or 2004 results of operations.

Selling, general and administrative (SG&A) expenses of $18.3 million were comparable to the prior year period. Excluding KVG, SG&A expenses of $16.0 million decreased $2.8 million due to lower incentive compensation expense, timing, and cost savings.

Provision for possible losses was $.7 million lower than the prior year quarter due to recoveries on previously written-off accounts.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC. The impairment charge was due primarily to more conservative expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $9.6 million was $26.5 million higher than the prior year period. Income before cumulative effect of accounting change of $9.6 million was $8.4 million lower than the prior year period primarily due to lower North American lease income and asset remarketing income.

FINANCIAL SERVICES

Financial Services is comprised of four business units: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. As of May 8, 2003, the likelihood of a sale is uncertain, however, GATX is considering various offers for all or part of the venture portfolio. Until a sale decision is finalized, GATX has ceased extending new commitments and is proceeding with the run-off of the portfolio.

Financial Services continues to be negatively affected by the current economic environment and challenging market conditions. The airline industry continues to experience difficulty as the effects of the war with Iraq and severe acute respiratory syndrome (SARS) have decreased air travel worldwide and caused increased instability throughout the industry. Canada's largest airline, Air Canada, filed for bankruptcy on April 1, resulting in an $18.1 million loss provision at GATX related to an unsecured Air Canada note. Non-performing assets of $163.5 million increased $68.6 million from year end as a result of higher air investments on non-accrual.

With respect to Air's delivery and renewal schedule, there are currently four leases in place and two signed letters of intent for the six new aircraft scheduled for delivery in 2003. The Company has eight aircraft scheduled for renewal in 2003, with respect to which four leases are in place and one letter of intent has been signed. Due to the weak state of the air industry, GATX may experience additional unscheduled returns of aircraft and restructured lease terms.

Financial Services' gross income of $134.1 million decreased $24.7 million from the prior year period. The prior year period included gains of $13.9 million primarily attributable to the extinguishment of debt associated with one technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both years, gross income decreased $11.5 million principally due to lower lease and interest income partially offset by increases in asset remarketing income and share of affiliates' earnings.

Lease income of $81.7 million declined $17.0 million from the prior year period due to lower average finance lease balances and operating lease assets at Technology, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $9.6 million decreased $5.8 million due to lower average loan balances at Venture and Specialty compared to the prior year period, consistent with GATX's plan to exit these businesses.

Asset remarketing income of $10.2 million increased $2.6 million from the prior year period primarily due to gains at Specialty offset by a decrease in remarketing activity at Technology. Fee income of $5.7 million increased $1.1 million from the prior year period due to a guarantee fee received at Specialty. Other income of $5.2 million increased $3.3 million from the prior year period due to higher foreign currency translation gains which were largely offset in fair value adjustments for derivatives.

Share of affiliates' earnings was $16.4 million, an increase of $2.1 million over 2002. The increase is due primarily to higher income at certain specialty and telecom affiliates, partially offset by lower income at air affiliates. The favorable telecom variance relates to recoveries of previously written off investments.

Ownership costs of $84.6 million decreased $11.6 million compared to the prior year period. Depreciation expense of $49.9 million decreased $12.6 million from 2002, reflecting lower operating lease assets at Technology, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Operating lease expense of $2.3 million increased $3.7 million from the prior year period primarily due to the 2002 reversal of a previously recorded sublease liability. Interest expense of $32.4 million decreased $2.7 million from the prior year period primarily due to a decrease in interest rates, partially offset by increased average debt balances.

Selling, general and administrative expenses of $21.4 million decreased $3.6 million compared to the prior year period as a result of the 2002 reduction in workforce and lower incentive compensation expense.

The provision for possible losses is Financial Services' estimate of future losses based on a review of credit, collateral and market risks. The provision for possible losses of $19.1 million increased $1.7 million from the prior year period. The current year's loss provision includes $18.1 million related to an unsecured Air Canada note as a result of the bankruptcy filing. The prior year period included $10.0 million related to one technology leasing investment which was largely offset with a $13.1 million gain on the extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $3.6 million increased $1.0 million in the current quarter and relate to specialty and venture assets.

The allowance for possible losses increased $14.4 million from December 31, 2002 to $83.0 million and was approximately 8.2% of reservable assets, up from 6.3% at year end. Excluding the Air Canada provision, the allowance was 6.4% of reservable assets, consistent with year end. Reservable assets are defined as rent and other receivables, finance leases and loans. Net charge-offs of reservable assets totaled $5.7 million for the three-month period in 2003 and primarily relate to venture and technology investments. Net charge-offs of reservable assets totaled $19.6 million for the three-month period in 2002 and primarily related to venture and technology investments including a specific technology investment of $12.0 million.

Non-performing assets of $163.5 million increased $68.6 million from year end primarily due to higher air investments on non-accrual as a result of the weak state of the airline industry.

Net loss of $1.2 million was $8.2 million lower than the prior year period principally due to the $18.1 million loss provision related to an Air Canada unsecured note as well as lower lease income at Technology.

CORPORATE AND OTHER

Corporate and other net expense was $6.6 million for the first three months of 2003 compared to $6.1 million for the prior year period. The increase in net expense was primarily due to higher interest expense.

TAXES

GATX's effective tax rate from continuing operations was 51% for the three months ended March 31, 2003 compared to 39% for the three months ended March 31, 2002. The higher 2003 rate is primarily attributable to the relative impact of foreign income and withholding taxes on lower pre-tax income. The Company expects the full year effective tax rate to be approximately 37%.

In January, the Company concluded federal income tax audits of years 1992 through 1996 and paid tax deficiencies, including interest, of $21.4 million. The tax deficiencies were primarily due to the previously reported IRS settlement requirements related to disallowed interest expense on loans in the Company's corporate owned life insurance (COLI) programs.

The Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return. In accordance with IRS rules, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. Recoverable income taxes as of March 31, 2003 were $150.1 million, of which $118.0 million is expected to be received in the second quarter of 2003.

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

CASH FLOW AND LIQUIDITY

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

Net cash provided by operating activities of continuing operations for the first three months of 2003 was $56.3 million, a decrease of $6.2 million from the prior year period. Cash from operations in 2003 included a tax payment of $21.4 million. In 2002, the Company received a tax refund of $13.9 million. Comparison of cash from operations between periods is also affected by other changes in working capital, including timing of lease payments.

Portfolio proceeds of $222.3 million were $16.9 million lower than 2002 proceeds of $239.2 million, and include lower disposals of leased equipment, partially offset by higher cash distributions from joint venture investments.

Portfolio investments and capital additions for the first three months of 2003 totaled $250.0 million, a decrease of $71.6 million from the first three months of 2002. Portfolio investments and capital additions at Financial Services of $201.1 million were $106.9 million lower than the prior year period, primarily due to a decrease in Air and Specialty investments. Rail invested $48.9 million in the first three months of 2003, an increase of $35.3 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

In the current three-month period, GATX, primarily through its principal subsidiary, GFC, issued $243.2 million and repaid $299.2 million of long-term debt. Significant financings in the 2003 first quarter included $100.0 million from a commercial paper conduit securitization facility, $69.0 million of aircraft financing from the European Credit Agencies, $37.1 million of U.S. Export-Import Bank aircraft financing, and $25.5 million of technology nonrecourse financing.

GATX funds investments and meets debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets.

GFC has revolving credit facilities totaling $778.3 million, consisting of an agreement for $350.0 million expiring in May 2003, and two other agreements for $283.3 million and $145.0 million expiring in 2004 and 2005, respectively. The $145.0 million facility is intended to be utilized to meet short-term funding requirements. The $350.0 million and $283.3 million facilities were established as back-up lines. GFC intends to replace the $350.0 million facility expiring in May 2003 with a new facility to be used for funding short-term commitments. GFC expects that the facility will be sized between $100 million to $150 million. At March 31, 2003, all credit facilities were unused and available. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a certain fixed charges coverage ratio. At March 31, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

At March 31, 2003, GFC had a shelf registration for $1.0 billion of debt securities of which $850.0 million had been issued.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing from prior years. Also, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at March 31, 2003 were $871.1 million, comprised as follows: $285.2 million in the remainder of 2003, $384.3 million in 2004-2005, $181.4 million in 2006-2007, and $20.1 million thereafter.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "may", "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Since December 31, 2002, there have been no material changes in GATX's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions.

ITEM 4. CONTROLS AND PROCEDURES

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

(a) GATX's Annual Meeting of Stockholders was held on April 25, 2003.

(b) Matters voted upon at the meeting were:

                                                              Number of Shares Voted
                                                              ----------------------
                                                                 For        Withheld
                                                              ----------    --------
1.       Election of Directors.
         Rod F. Dammeyer                                      45,522,198     667,242
         James M. Denny                                       45,490,130     699,310
         Richard Fairbanks                                    45,533,296     656,144
         Deborah M. Fretz                                     45,534,334     655,106
         Miles L. Marsh                                       45,516,208     673,232
         Michael E. Murphy                                    45,518,384     671,056
         John W. Rogers, Jr.                                  45,510,565     678,875
         Ronald H. Zech                                       45,300,075     889,365

2.       Ratification of appointment of Ernst &               45,377,172     For
         Young LLP as independent auditors                       683,746     Against
         for fiscal 2003.                                        128,521     Abstentions

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

         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO Certification)

         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO Certification)

(b)      Reports on Form 8-K:

         Form 8-K filed on April 25, 2003 reporting first quarter 2003 results.

         Form 8-K filed on May 8, 2003 for slide presentation prepared for the American Financial Services Association's U.S. Finance Industry Conference for Fixed Income Investors.





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

Date: May 8, 2003

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

         May 8, 2003

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


         May 8, 2003

                                             /s/ Brian A. Kenney
                              -------------------------------------------------
                                               Brian A. Kenney
                              Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this quarterly report:

EXHIBIT
-------
99.1     Certification Pursuant to 18 U.S.C. Section 1350 (CEO Certification)

99.2     Certification Pursuant to 18 U.S.C. Section 1350  (CFO Certification)