Form 10-Q
period 2003-06-30
GATX CORP
filed 2003-08-13
CIK 40211

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    Form 10-Q

[X}             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328
                        -------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,085,097 shares of common stock were outstanding as of July 31, 2003.


================================================================================

                          INDEX TO GATX CORPORATION
                            FORM 10-Q - JUNE 30, 2003


Item No.                                                                                                Page No.
--------                                                                                                --------


PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements
                  Consolidated Statements of Income.........................................................1
                  Consolidated Balance Sheets...............................................................3
                  Consolidated Statements of Cash Flows.....................................................5
                  Consolidated Statements of Comprehensive Income...........................................6
                  Notes to the Consolidated Financial Statements............................................7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................14
                     Comparison of First Six Months of 2003 to First Six Months of 2002....................14
                     Cash Flow and Liquidity...............................................................17
                     Comparison of Second Quarter 2003 to Second Quarter 2002..............................19
                     New Accounting Pronouncements.........................................................20
                     Forward Looking Statements............................................................21

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................21

   Item 4.     Controls and Procedures.....................................................................21


PART II - OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K............................................................22

SIGNATURE .................................................................................................22

EXHIBIT INDEX .............................................................................................23


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GATX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30                            JUNE 30
                                                             ------------------------------      -----------------------------
                                                                2003              2002              2003             2002
                                                             ------------     -------------      -----------      ------------
GROSS INCOME
    Lease income                                               $  238.7         $ 260.9            $  478.4         $  516.5
    Marine operating revenue                                       25.5            22.8                29.7             24.7
    Interest income                                                12.2            13.2                21.8             28.6
    Asset remarketing income                                       13.2            18.5                23.5             29.8
    Gain on sale of securities                                       .1              .6                  .5              1.1
    Fees                                                            4.3             3.8                10.9              9.4
    Other                                                          19.9            11.9                36.6             23.3
                                                               --------         -------            --------         --------
    Revenues                                                      313.9           331.7               601.4            633.4
    Gain on extinguishment of debt                                  -                .6                  .7             14.5
    Share of affiliates' earnings                                  22.4            21.8                40.9             39.8
                                                               --------         -------            --------         --------
TOTAL GROSS INCOME                                                336.3           354.1               643.0            687.7

OWNERSHIP COSTS
    Depreciation                                                   77.5            87.9               156.5            176.5
    Interest, net                                                  50.3            56.6               104.4            109.8
    Operating lease expense                                        46.1            46.5                92.2             88.0
                                                               --------         -------            --------         --------
TOTAL OWNERSHIP COSTS                                             173.9           191.0               353.1            374.3

OTHER COSTS AND EXPENSES
    Maintenance expense                                            41.7            37.1                82.0             74.9
    Marine operating expenses                                      20.9            17.7                24.1             19.6
    Other operating expenses                                        8.3             8.2                20.1             17.7
    Selling, general and administrative                            49.9            52.9                94.0            101.5
    (Reversal) provision for possible losses                      (10.3)            9.2                 8.4             26.9
    Asset impairment charges                                       12.5             3.8                16.1              6.4
    Fair value adjustments for derivatives                           .3             2.4                 2.4              3.7
                                                               --------         -------            --------         --------
TOTAL OTHER COSTS AND EXPENSES                                    123.3           131.3               247.1            250.7
                                                               --------         -------            --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                39.1            31.8                42.8             62.7

INCOME TAXES                                                       14.3            11.4                16.2             23.4
                                                               --------         -------            --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          24.8            20.4                26.6             39.3

DISCONTINUED OPERATIONS
   Gain on sale of portion of segment, net of taxes                -                -                  -                 6.2
                                                               --------         -------            --------         --------
TOTAL DISCONTINUED OPERATIONS                                      -                -                  -                 6.2
                                                               --------         -------            --------         --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               24.8            20.4                26.6             45.5
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                -                  -               (34.9)
                                                               --------         -------            --------         --------
NET INCOME                                                     $   24.8         $  20.4            $   26.6         $   10.6
                                                               ========         =======            ========         ========

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30                             JUNE 30
                                                            -------------------------------      -----------------------------
                                                                2003             2002               2003             2002
                                                            -------------    --------------      ------------     ------------
PER SHARE DATA
    Basic:
       Income from continuing operations before
         cumulative effect of accounting change               $   .51          $   .42              $    .54       $    .81
       Income from discontinued operations                          -                -                     -            .13
                                                              -------          -------              --------       --------
       Income before cumulative effect of accounting
          change                                                  .51              .42                   .54            .94
        Cumulative effect of accounting change                      -                -                     -           (.72)
                                                              -------          -------              --------       --------
        Total                                                 $   .51          $   .42              $    .54       $    .22
                                                              =======          =======              ========       ========

     Average number of common shares
        (in thousands)                                         49,075           48,866                49,068         48,825

    Diluted:
       Income from continuing operations before
          cumulative effect of accounting change              $   .50          $   .42              $    .54       $    .81
       Income from discontinued operations                          -                -                     -            .13
                                                              -------          -------              --------       --------
       Income before cumulative effect of accounting
          change                                                  .50              .42                   .54            .94
        Cumulative effect of accounting change                      -                -                     -           (.72)
                                                              -------          -------              --------       --------
        Total                                                 $   .50          $   .42              $    .54       $    .22
                                                              =======          =======              ========       ========

     Average number of common shares and
        common share equivalents (in thousands)                54,320           49,258                49,180         49,196

     Dividends declared per common share                      $   .32          $   .32              $    .64       $    .64



The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                       JUNE 30        DECEMBER 31
                                                         2003             2002
                                                     -------------   ------------
                                                      (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                              $  226.8      $  231.1
RESTRICTED CASH                                           109.7         140.9

RECEIVABLES
    Rent and other receivables                             91.3          97.8
    Finance leases                                        624.5         713.0
    Loans                                                 335.1         434.2
    Less: allowance for possible losses                   (69.3)        (82.2)
                                                       --------      --------
                                                          981.6       1,162.8

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities                    3,178.7       3,076.9
     Operating lease investments and other              2,370.8       2,250.1
     Less - allowance for depreciation                 (2,029.8)     (2,008.1)
                                                       --------      --------
                                                        3,519.7       3,318.9
Progress payments for aircraft and other equipment         57.8         140.9
                                                       --------      --------
                                                        3,577.5       3,459.8

INVESTMENTS IN AFFILIATED COMPANIES                       827.2         850.9
RECOVERABLE INCOME TAXES                                   61.5         129.8
GOODWILL, NET                                              62.5          62.5
OTHER INVESTMENTS                                          86.0          96.1
OTHER ASSETS                                              240.1         294.4
                                                       --------      --------
                                                       $6,172.9      $6,428.3
                                                       ========      ========


                                                           JUNE 30      DECEMBER 31
                                                            2003            2002
                                                         ------------   ------------
                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $  351.2      $  399.5

DEBT
   Short-term                                                  22.2          13.7
   Long-term:
      Recourse                                              3,372.8       3,487.9
      Nonrecourse                                             481.8         594.6
   Capital lease obligations                                  128.9         143.7
                                                           --------      --------
                                                            4,005.7       4,239.9

DEFERRED INCOME TAXES                                         674.7         640.0
OTHER LIABILITIES                                             333.3         347.3
                                                           --------      --------
TOTAL LIABILITIES                                           5,364.9       5,626.7

SHAREHOLDERS' EQUITY
   Preferred stock                                                -             -
   Common stock                                                35.6          35.6
   Additional capital                                         393.1         392.7
   Reinvested earnings                                        597.9         602.7
   Accumulated other comprehensive loss                       (89.9)       (100.5)
                                                           --------      --------
                                                              936.7         930.5
   Less - cost of common shares in treasury                  (128.7)       (128.9)
                                                           --------      --------
   TOTAL SHAREHOLDERS' EQUITY                                 808.0         801.6
                                                           --------      --------
                                                           $6,172.9      $6,428.3
                                                           ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30                       JUNE 30
                                                                   ---------------------------   ---------------------------
                                                                      2003            2002          2003           2002
                                                                   ------------    -----------   ------------   ------------
OPERATING ACTIVITIES
Income from continuing operations, including accounting change      $   24.8        $   20.4      $    26.6      $      4.4
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
Realized gains on remarketing of leased equipment                      (11.9)          (17.6)         (20.8)          (27.4)
Gains on sales of securities                                             (.1)            (.6)           (.5)           (1.1)
Depreciation                                                            81.4            92.1          164.5           185.0
(Reversal) provision for possible losses                               (10.3)            9.2            8.4            26.9
Asset impairment charges                                                12.5             3.8           16.1             6.4
Deferred income taxes                                                   32.8            25.8           56.8            38.1
Gain on extinguishment of debt                                             -             (.6)           (.7)          (14.5)
Share of affiliates' earnings, net of dividends                        (17.0)          (10.5)         (31.0)          (24.0)
Cumulative effect of accounting change                                     -               -              -            34.9
Federal income tax refund, net                                         118.0            22.5           96.6            36.4
Other, including working capital                                       (10.2)           (8.2)         (39.7)          (66.3)
                                                                    --------        --------      ---------     -----------
     Net cash provided by continuing operations                        220.0           136.3          276.3           198.8

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities         (173.2)         (250.0)        (339.1)         (513.6)
Loans extended                                                          (8.7)          (43.5)         (37.7)          (55.3)
Investments in affiliated companies                                    (29.3)          (12.3)         (44.2)          (26.6)
Progress payments                                                       (5.4)          (28.4)         (22.6)          (58.9)
Other investments                                                       (1.2)          (15.2)         (24.2)          (16.6)
                                                                    --------        --------      ---------     -----------
Portfolio investments and capital additions                           (217.8)         (349.4)        (467.8)         (671.0)
Portfolio proceeds                                                     162.5           210.7          384.8           449.9
Leveraged lease disposition, net                                      (102.8)              -         (102.8)              -
Proceeds from other asset sales                                          5.4             1.8           14.8             4.8
                                                                    --------        --------      ---------     -----------
    Net cash used in investing activities of continuing
       operations                                                     (152.7)         (136.9)        (171.0)         (216.3)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                            89.8           584.2          333.0         1,160.3
Repayment of long-term debt                                           (137.5)         (353.2)        (436.7)         (671.4)
Net increase (decrease) in short-term debt                               7.1           (43.7)           8.5          (286.7)
Net repayments of capital lease obligations                             (3.4)           (2.9)         (14.8)          (14.9)
Issuance of common stock and other                                        .2             2.8             .6             4.3
Cash dividends                                                         (15.7)          (15.6)         (31.4)          (31.2)
                                                                    --------        --------      ---------     -----------
    Net cash (used in) provided by financing activities of
       continuing operations                                           (59.5)          171.6         (140.8)          160.4

NET TRANSFERS FROM (TO) DISCONTINUED OPERATIONS                            -             1.5              -           (12.1)
                                                                    --------        --------      ---------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM                7.8           172.5          (35.5)          130.8
      CONTINUING OPERATIONS
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                   -               -              -             3.2
                                                                    --------       ---------      ---------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $    7.8       $   172.5      $   (35.5)     $    134.0
                                                                    ========       =========      =========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                              -------------------------------   -----------------------------
                                                                   2003             2002            2003            2002
                                                              ---------------    ------------   --------------   ------------
NET INCOME                                                      $   24.8           $   20.4       $  26.6          $   10.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                        20.9                7.0          26.9              (2.4)

     Unrealized gain (loss) on securities, net of
         reclassification adjustments (A)                            1.6                (.8)           .2              (2.1)

     Unrealized loss on derivatives                                (12.9)             (11.2)        (16.5)             (3.4)
                                                                --------           --------       -------          --------
OTHER COMPREHENSIVE INCOME (LOSS)                                    9.6               (5.0)         10.6              (7.9)
                                                                --------           --------       -------          --------

COMPREHENSIVE INCOME                                            $   34.4           $   15.4       $  37.2          $    2.7
                                                                ========           ========       =======          ========

(A) Reclassification adjustments:
       Unrealized gain (loss) on securities                     $    1.7           $    (.5)      $    .5          $   (1.5)
       Less - reclassification adjustment for gains
         realized included in net income                             (.1)               (.3)          (.3)              (.6)
                                                                --------           --------       -------          --------
       Unrealized gain (loss) on securities, net of
         reclassification adjustments                           $    1.6           $    (.8)      $    .2          $   (2.1)
                                                                ========           ========       =======          ========


The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Corporation's (GATX or the Company) annual report on Form 10-K for the year ended December 31, 2002.

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

(4) The Company grants stock options to employees under stock-based compensation plans. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. This statement provides alternative methods of transition for voluntary changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No.123 and APB Opinion No. 28, Interim Financial Reporting, and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect on reported results. As permitted under SFAS No. 148, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant.

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

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except for per share data):


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30                       JUNE 30
                                              --------------------------   ----------------------------
                                                 2003          2002           2003            2002
                                              ------------  ------------   ------------    ------------
Net income, as reported                          $ 24.8      $ 20.4           $ 26.6            $ 10.6
Deduct:  Total stock-based
employee compensation expense
determined under fair value-based method for
all awards, net of related tax effects              (.6)        (.7)            (1.2)             (1.4)
                                                 ------      ------           ------            ------
Pro forma net income                             $ 24.2      $ 19.7           $ 25.4            $  9.2
                                                 ======      ======           ======            ======

Net income per share:
  Basic, as reported                             $  .51      $  .42           $  .54            $  .22
  Basic, pro forma                                  .49         .40              .52               .19
  Diluted, as reported                              .50         .42              .54               .22
  Diluted, pro forma                                .49         .40              .52               .19

(5) During the fourth quarter of 2002, GATX recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. The reduction was part of GATX's announced intention to exit the venture business and curtail investment in the specialty finance sector. The charge included costs as well as headcount reductions related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GATX's Polish railcar subsidiary. This charge included involuntary employee separation and benefit costs for 170 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of June 30, 2003, 153 of the employee terminations were completed. Employee terminations are expected to be substantially completed by the end of 2003.

     Following is the reserve activity for the quarter ending June 30, 2003:

          Reserve balance at 3/31/03                    $ 13.9
          Benefits paid                                   (8.1)
          Occupancy and other costs paid                   (.8)
                                                        ------
          Reserve balance at 6/30/03                    $  5.0
                                                        ======

     During 2001, GATX recorded a pre-tax charge of $13.4 million related to a reduction in workforce in 2001. This reduction was part of GATX's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of ISG operations. This charge included involuntary employee separation and benefit costs for 147 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff, and corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

     Management expects the Company's reserve balance at June 30, 2003 related to the reductions in workforce to be adequate.

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

     For all affiliated companies held at the end of the quarter, operating results, as if GATX held 100 percent interest, were (in millions):


                         THREE MONTHS ENDED             SIX MONTHS ENDED
                              JUNE 30                       JUNE 30
                     --------------------------   ----------------------------
                        2003           2002          2003            2002
                     ------------   -----------   ------------    ------------
Gross income         $   202.4       $  219.2       $  400.5        $   429.1
Pre-tax income            32.3           46.3           70.1             91.4


(7) Restricted cash of $109.7 million at June 30, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GATX's restricted cash primarily relates to an amount designated as collateral for a joint venture loan and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation
     (GFC).

(8) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applies immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first six months of 2003. For other VIE's, FIN 46 applies in the first quarter or interim period beginning after June 15, 2003. GATX is in the process of completing an assessment of the impact of FIN 46. Based on this review to date, GATX does not expect FIN 46 to have a material impact on its financial statements.

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

     In connection with certain investments or transactions, GATX has entered into various guarantees which could require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit and market risk; accordingly, GATX evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

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

     Asset residual value guarantees represent GATX's commitment to third parties that an asset, or group of assets, will be worth a specified amount at the end of the term of the lease to which the asset relates. Revenue in the form of an initial fee and sharing in any proceeds received upon disposition of assets in excess of the amount guaranteed is earned for providing these asset value guarantees.

     At June 30, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $703.9 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was $3.7 million. The expirations of these guarantees range from 2003 to 2020. GATX's liability resulting from the performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any material adverse financial impact to GATX.

(10) The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):


                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30                     JUNE 30
                                                          ---------------------     ---------------------
                                                            2003         2002         2003         2002
                                                          --------     --------     --------     --------
NUMERATOR:
  Income from continuing operations before
      cumulative effect of accounting change              $   24.8     $   20.4     $   26.6     $   39.3
  Income from discontinued operations                            -            -            -          6.2
  Cumulative effect of accounting change                         -            -            -        (34.9)
      Less:  dividends paid and accrued on
           preferred stock                                       -            -            -            -
                                                          --------     --------     --------     --------
  NUMERATOR FOR BASIC EARNINGS PER SHARE -                    24.8         20.4         26.6         10.6
        INCOME AVAILABLE TO COMMON SHAREHOLDERS

  Effect of dilutive securities:
      Add:  dividends paid and accrued on preferred
           stock                                                 -            -            -            -
           After-tax interest expense on  convertible
           securities (a)                                      2.2            -            -            -
                                                          --------     --------     --------     --------
  NUMERATOR FOR DILUTED EARNINGS PER SHARE -
        INCOME AVAILABLE TO COMMON SHAREHOLDERS           $   27.0     $   20.4     $   26.6     $   10.6


DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE -
      WEIGHTED AVERAGE SHARES                                 49.1         48.9         49.1         48.8

 Effect of dilutive securities:
      Stock options                                              -           .3            -           .3
      Convertible preferred stock                               .1           .1           .1           .1
      Convertible securities (a)                               5.1            -            -            -
                                                          --------     --------     --------     --------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE -                54.3         49.3         49.2         49.2
       ADJUSTED WEIGHTED AVERAGE AND ASSUMED
       CONVERSION

BASIC EARNINGS PER SHARE (b):
    Income from continuing operations before
        cumulative effect of accounting change            $    .51     $    .42     $    .54     $    .81
    Income from discontinued operations                          -            -            -          .13
                                                          --------     --------     --------     --------
    Income before cumulative effect of accounting              .51          .42          .54          .94
        change
    Cumulative effect of accounting change                       -            -            -         (.72)
                                                          --------     --------     --------     --------
TOTAL BASIC EARNINGS PER SHARE                            $    .51     $    .42     $    .54     $    .22
                                                          ========     ========     ========     ========

DILUTED EARNINGS PER SHARE (b):
    Income from continuing operations before
        cumulative effect of accounting change            $    .50     $    .42     $    .54     $    .81
    Income from discontinued operations                          -            -            -          .13
                                                          --------     --------     --------     --------
    Income before cumulative effect of accounting              .50          .42          .54          .94
        change
    Cumulative effect of accounting change                       -            -            -         (.72)
                                                          --------     --------     --------     --------
TOTAL DILUTED EARNINGS PER SHARE                          $    .50     $    .42     $    .54     $    .22
                                                          ========     ========     ========     ========

(a) Shares underlying the convertible securities issued in first quarter of 2002 were included in the calculation of diluted earnings per share for second quarter of 2003 because of dilutive effects.

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


                                                           GATX         FINANCIAL       CORPORATE        INTER-
(IN MILLIONS)                                              RAIL         SERVICES       AND OTHER        SEGMENT           TOTAL
                                                        -----------     -----------    ------------    ------------    -----------
THREE MONTHS ENDED JUNE 30, 2003
PROFITABILITY
Revenues                                                 $  174.7       $   139.0      $       .4       $   (.2)       $    313.9
Share of affiliates' earnings                                 2.6            19.8             -             -                22.4
                                                         --------       ---------      ----------       -------        ----------
Total gross income                                          177.3           158.8              .4           (.2)            336.3
Depreciation                                                 28.9            48.6             -             -                77.5
Interest, net                                                16.9            29.4             4.2           (.2)             50.3
Operating lease expense                                      43.7             2.4             -             -                46.1
Income (loss) before income taxes                            20.2            28.1            (9.2)          -                39.1
Income (loss)                                                12.9            17.5            (5.6)          -                24.8

SELECTED BALANCE SHEET DATA AT JUNE 30, 2003
Investments in affiliated companies                         137.9           689.3             -             -               827.2
Identifiable assets                                       2,288.8         3,653.1           252.6         (21.6)          6,172.9

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities          70.1           146.2             7.9          (4.2)            220.0
Portfolio proceeds                                             .4           162.1             -             -               162.5
                                                         --------       ---------      ----------       -------        ----------
Total cash provided (used)                                   70.5           308.3             7.9          (4.2)            382.5
Portfolio investments and capital additions                  43.5           174.3             -             -               217.8
---------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                                 $  163.7       $   168.1       $      .3       $   (.4)       $    331.7
Gain on extinguishment of debt                                -                .6             -             -                  .6
Share of affiliates' earnings                                 2.3            19.5             -             -                21.8
                                                         --------       ---------      ----------       -------        ----------
Total gross income                                          166.0           188.2              .3           (.4)            354.1
Depreciation                                                 26.3            61.6             -             -                87.9
Interest, net                                                15.0            37.1             4.9           (.4)             56.6
Operating lease expense                                      43.2             3.3             -             -                46.5
Income (loss) before income taxes                            18.0            24.3           (10.5)          -                31.8
Income (loss)                                                12.2            15.1            (6.9)          -                20.4

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                         145.0           705.9             -             -               850.9
Identifiable assets                                       2,385.3         3,811.9           273.1         (42.0)          6,428.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities          92.9            28.8            24.6         (10.0)            136.3
Portfolio proceeds                                            -             210.7             -             -               210.7
                                                         --------       ---------      ----------       -------        ----------
Total cash provided (used)                                   92.9           239.5            24.6         (10.0)            347.0
Portfolio investments and capital additions                  25.8           323.6             -             -               349.4
---------------------------------------------------------------------------------------------------------------------------------


                                                           GATX         FINANCIAL       CORPORATE        INTER-
(IN MILLIONS)                                              RAIL         SERVICES        AND OTHER        SEGMENT          TOTAL
                                                        -----------     -----------    ------------    ------------    -----------
SIX MONTHS ENDED JUNE 30, 2003
PROFITABILITY
Revenues                                                 $  345.6       $   256.0          $     .3        $   (.5)      $  601.4
Gain on extinguishment of debt                                -                .7                 -              -             .7
Share of affiliates' earnings                                 4.7            36.2                 -              -           40.9
                                                         --------       ---------          --------        -------       --------
Total gross income                                          350.3           292.9                .3            (.5)         643.0
Depreciation                                                 58.0            98.5                 -              -          156.5
Interest, net                                                33.9            61.8               9.2            (.5)         104.4
Operating lease expense                                      87.5             4.7                 -              -           92.2
Income (loss) before income taxes                            35.3            26.2             (18.7)             -           42.8
Income (loss)                                                22.5            16.3             (12.2)             -           26.6

SELECTED BALANCE SHEET DATA AT JUNE 30, 2003
Investments in affiliated companies                         137.9           689.3                 -              -          827.2
Identifiable assets                                       2,288.8         3,653.1             252.6          (21.6)       6,172.9

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities         115.5           198.0             (16.9)         (20.3)         276.3
Portfolio proceeds                                             .9           383.9                 -              -          384.8
                                                         --------       ---------          --------        -------       --------
Total cash provided (used)                                  116.4           581.9             (16.9)         (20.3)         661.1
Portfolio investments and capital additions                  92.4           375.4                 -              -          467.8
----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                                 $  335.4       $   298.7          $     .1        $   (.8)      $  633.4
Gain on extinguishment of debt                                -              14.5                 -              -           14.5
Share of affiliates' earnings                                 6.0            33.8                 -              -           39.8
                                                         --------       ---------          --------        -------       --------
Total gross income                                          341.4           347.0                .1            (.8)         687.7
Depreciation                                                 52.4           124.1                 -              -          176.5
Interest, net                                                29.5            72.2               8.9            (.8)         109.8
Operating lease expense                                      86.1             1.9                 -              -           88.0
Income (loss) before income taxes                            46.5            35.7             (19.5)             -           62.7
Income (loss)                                                30.2            22.1             (13.0)             -           39.3

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                         145.0           705.9                 -              -          850.9
Identifiable assets                                       2,385.3         3,811.9             273.1          (42.0)       6,428.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities         121.5            73.4              13.8           (9.9)         198.8
Portfolio proceeds                                            5.5           444.4                 -              -          449.9
                                                         --------       ---------          --------        -------       --------
Total cash provided (used)                                  127.0           517.8              13.8           (9.9)         648.7
Portfolio investments and capital additions                  39.4           631.6                 -              -          671.0
----------------------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 2003
                           TO FIRST SIX MONTHS OF 2002

GATX Corporation's (GATX or the Company) net income for the first six months of 2003 was $26.6 million, a $16.0 million increase from the $10.6 million reported for the same period in 2002. Earnings per share on a diluted basis increased to $.54 in 2003 from $.22 in the 2002 period. Comparisons between periods are affected by various items. Earnings for the first six months of 2002 included a $6.2 million after-tax gain related to the sale of a portion of the discontinued Integrated Solutions Group (ISG) segment, and a $34.9 million charge related to the write-off of goodwill at the Rail segment. In the first six months of 2003, GATX reported a net $6.0 million after-tax loss provision related to the Air Canada bankruptcy, reflecting an $11.1 million after-tax first quarter loss provision offset by the second quarter $5.1 million after-tax recovery. Earnings for the first six months of 2003 also included a $2.7 million after-tax insurance recovery on previously expensed litigation-related charges.

RESULTS OF CONTINUING OPERATIONS

GATX's gross income from continuing operations for the first six months of 2003 of $643.0 million was $44.7 million lower than the prior year period. Income from continuing operations before cumulative effect of accounting change for the first six months of 2003 was $26.6 million compared to $39.3 million in the prior year period. Diluted earnings per share from continuing operations before cumulative effect of accounting change decreased to $.54 from $.81 in the prior year period.

GATX RAIL (RAIL)

In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result of the acquisition, KVG's results are now included in Rail's consolidated financial results.

Rail's gross income of $350.3 million for the first six months of 2003 increased $8.9 million over the prior year period. Excluding KVG, gross income of $327.7 million was $13.7 million lower than the prior year period.

Lease income of $315.7 million was $3.8 million higher than the prior year period. Excluding KVG, lease income of $290.8 million was $21.1 million lower than the prior year period. The North American rail market continues to be negatively impacted by the economic downturn and aggressive competition continues to negatively impact lease rates. However, Rail has experienced improvement in renewals and assignments of railcars in the first half of 2003. Rail's North American fleet totaled 105,100 cars at the end of the second quarter compared to 110,500 at the end of the prior year period. Approximately 97,500 railcars were on lease throughout North America at the end of the second quarter, compared to 100,400 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 93% at June 30, 2003, compared to 91% at June 30, 2002 and 91% at December 31, 2002. The increase in utilization from year end was due to both additional railcars on lease and the scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $4.6 million was comparable with the prior year period. Asset remarketing income in 2003 includes a gain of $4.3 million resulting from the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by certain costs, the net result of which is an increase to net income of $1.0 million. Share of affiliates' earnings of $4.7 million were $1.3 million lower than the prior year period. Excluding KVG's earnings of $2.5 million in 2002, share of affiliates' earnings increased $1.2 million over the prior year period. Domestic share of affiliates' earnings include the reversal of a maintenance reserve of $.6 million in the current year and a loss on a sale leaseback transaction of $.5 million in the prior year period.

Ownership costs of $179.4 million were $11.4 million higher than the prior year period. Excluding KVG, ownership costs of $169.3 million increased $1.3 million, driven primarily by higher interest expense due to lower capitalized interest and higher average debt balances. Increased interest expense was partially offset by a decrease in operating lease expense of $1.9 million due to lower variable rates on certain leases in the 2003 period.

Maintenance expense increased $5.7 million from the prior year period to $80.2 million. Excluding KVG, maintenance expense of $76.3 million was up $1.8 million from the prior year period due to an increase in the number of cars repaired, at a higher cost per car, resulting from increased customer activity. Additionally, certain railroad mandated repairs undertaken in 2003 contributed to the increase. In the first quarter of 2003, the American Association of Railroads
(AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by National Castings Inc. from the mid to late 1990s. Rail owns approximately 3,200 railcars that will be required to have the bolsters inspected or replaced by December 2003. Approximately 60% of the affected railcars are on full service leases under which Rail is responsible for the associated costs of inspection or replacement. The remainder are on net leases, under which Rail expects the lessees to pay for all or a portion of such costs. The increase in maintenance expense due to the replacement of bolsters is $1.1 million. Management expects the cost of bolster inspections and replacements to total up to $6.0 million pre-tax over the 2003-2004 period.

Selling, general and administrative (SG&A) expenses of $37.5 million were $.4 million lower than the prior year period. Excluding KVG, SG&A expenses of $32.5 million decreased $5.4 million due to lower incentive compensation expense, timing, and cost savings.

Provision for possible losses was $.8 million lower than the prior year period due to recoveries on previously written-off accounts.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC. The impairment charge was due primarily to lower expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $22.5 million was $27.2 million higher than the prior year period. Income before cumulative effect of accounting change of $22.5 million was $7.7 million lower than the prior year period primarily due to fewer active cars in the North American fleet combined with lower rates on renewals and assignments.

FINANCIAL SERVICES

Financial Services is comprised of four business units: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. During the second quarter of 2003, GATX determined that Venture would not be sold. Venture represents $202.6 million of GATX's total assets (including $2.0 million of off balance sheet assets) at June 30, 2003. Specialty represents $871.4 million of GATX's total assets (including $18.2 million of off balance sheet assets) at June 30, 2003.

Financial Services continues to be negatively affected by the current economic environment and challenging market conditions. In addition, despite showing better operating performance than in the first quarter of 2003, volatility continues in the airline industry, and GATX may experience unscheduled returns of aircraft, lease restructurings and continued pressure on lease rates in its Air business unit.

With respect to Air's delivery and renewal schedule, there are currently leases in place for all of the six new aircraft scheduled for delivery in 2003. Financial Services has eight aircraft leases scheduled for renewal in 2003, with respect to which five leases are in place and one letter of intent has been signed.

Financial Services' gross income of $292.9 million decreased $54.1 million from the prior year period. The prior year period included $14.5 million attributable to a gain on extinguishment of debt primarily associated with one Technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both periods, gross income decreased $40.3 million principally due to decreases in lease and interest income and lower gains with respect to asset remarketing.

Lease income of $162.7 million declined $41.9 million from the prior year period due to lower Technology and Specialty lease assets, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $21.8 million decreased $6.8 million due to lower average loan balances at Venture and Specialty compared to the prior year period, consistent with GATX's plan to exit or curtail investment in these businesses.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $18.9 million decreased $7.0 million from the prior year period primarily due to a decrease in remarketing activity at Technology. Fee income of $9.1 million increased $1.2 million from the prior year period due to a guarantee fee received at Specialty during the first quarter of 2003. Other income of $13.3 million increased $7.4 million from the prior year period due in part to the receipt of insurance proceeds of $4.5 million related to previously expensed litigation as well as higher foreign currency translation gains which were largely offset in fair value adjustments for derivatives.

Share of affiliates' earnings of $36.2 million was $2.4 million higher than 2002. The increase is due primarily to slightly higher income from certain Air, Technology and Venture affiliates offset in part by lower income at Specialty affiliates.

Ownership costs of $165.0 million decreased $33.2 million compared to the prior year. Depreciation expense of $98.5 million decreased $25.6 million from 2002, reflecting lower average operating lease assets at Technology, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Operating lease expense of $4.7 million was $2.8 million higher than the prior year period, which included the reversal of a previously recorded sublease liability. Interest expense of $61.8 million decreased $10.4 million from 2002 due to a decrease in average debt balances and lower interest rates.

SG&A expenses of $46.7 million decreased $6.2 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower incentive compensation expense and reduced commission expense at Technology due to a decrease in asset remarketing activity.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $8.6 million decreased $17.7 million from the prior year period. A provision of $18.1 million was made in the first quarter of 2003 to fully reserve for an unsecured Air Canada note as a result of the bankruptcy filing. During the second quarter of 2003 the Air Canada note was sold and $8.5 million of the provision was reversed. The prior year period included a $10.0 million provision related to one Technology leasing investment which was largely offset by a $13.1 million gain on extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $16.1 million increased $9.7 million from the prior year and primarily relate to Specialty assets.

The allowance for possible losses of $55.4 million decreased $13.2 million from December 31, 2002 and was approximately 6.1% of reservable assets, moderately lower than 6.3% at year end. Reservable assets are defined as gross receivables, finance leases and loans. Net charge-offs of reservable assets totaled $23.6 million for the current six-month period and included a $12.8 million write-off related to the Air Canada note as well as write-offs related to Venture and Technology investments.

Non-performing assets of $144.2 million increased $49.3 million from year end primarily due to higher Air investments on non-accrual status.

Net income of $16.3 million decreased $5.8 million from last year. The combination of provision for losses and asset impairment charges (net of gains on extinguishment of debt), had a $3.5 million unfavorable income impact compared to the prior year and was principally driven by the net loss provision related to the Air Canada note. The addition of lower yielding aircraft and technology assets also contributed to the decrease in net income, partially offset by lower SG&A expenses and a $2.7 million after-tax insurance recovery of litigation expenses.

CORPORATE AND OTHER

Corporate and other net expense was $12.2 million for the first six months of 2003 compared to $13.0 million for the prior year period. The slight decrease is due to lower incentive compensation expense.

TAXES

GATX's effective tax rate from continuing operations was 38% for the six months ended June 30, 2003 compared to 37% for the six months ended June 30, 2002. The Company expects the full year effective tax rate to be approximately 37%.

In January 2003, the Company concluded federal income tax audits of years 1992 through 1996 and paid tax deficiencies, including interest, of $21.4 million. The tax deficiencies were primarily due to the previously reported IRS settlement requirements related to disallowed interest expense on loans in the Company's corporate owned life insurance (COLI) programs and were accrued for in previous years.

The Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return, largely due to bonus tax depreciation on new assets. In accordance with IRS rules and subject to certain limitations, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. GATX received a $118.0 million refund for the 2002 federal return in May of 2003. Recoverable income taxes as of June 30, 2003 were $61.5 million.

RESULTS OF DISCONTINUED OPERATIONS

As of March 31, 2002, GATX completed the divestiture of the ISG segment. The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility in Mexico and recognized a $6.2 million after-tax gain.

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

Net cash provided by operating activities of continuing operations for the first six months of 2003 was $276.3 million, $77.5 million higher than the prior year period. The 2003 period includes a federal income tax refund of $118.0 million and a federal income tax payment of $21.4 million related to previous audits. Comparison of cash from operations between periods is also affected by other changes in working capital, including timing of lease payments.

Portfolio proceeds of $384.8 million were down $65.1 million from $449.9 million in the 2002 period due to lower proceeds from disposals of leased equipment and a decrease in finance lease payments received, partially offset by increases in cash distributions from joint venture investments and loan principal payments received.

Portfolio investments and capital additions for the first six months of 2003 totaled $467.8 million, a decrease of $203.2 million from the first six months of 2002. Portfolio investments and capital additions at Financial Services of $375.4 million were $256.2 million lower than the prior year period, primarily due to fewer aircraft progress payments and deliveries, lower volume at Technology and curtailed investment at Specialty and Venture. Rail invested $92.4 million in the first six months of 2003, an increase of $53.0 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003, as well as additional KVG railcar investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

Net leveraged lease disposition of $102.8 million represents asset remarketing proceeds of $5.6 million from the sale of a commitment to lease passenger rail equipment, offset by restricted cash transferred to the acquirer. Related balances also transferred include nonrecourse debt, progress payments, and other assets.

GATX's operating subsidiaries fund investments and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets.

In the current six-month period GFC issued $333.0 million and repaid $436.7 million of long-term debt. Significant financings in the first half of 2003 included $103.6 million of aircraft financing guaranteed by the European Export Credit Agencies, $100.0 million from a commercial paper conduit securitization facility, $79.8 million of technology nonrecourse financing and $37.1 million of aircraft financing guaranteed by the U.S. Export-Import Bank.

GFC has revolving credit facilities totaling $539.3 million, consisting of three agreements for $254.3 million, $145.0 million and $140.0 million, expiring in 2004, 2005 and 2006, respectively. In June 2003, GFC replaced an expiring $350.0 million facility with the $140.0 million credit facility. The new agreement is a three-year unsecured revolving credit facility maturing in June 2006, and will be used for short-term funding requirements. At June 30, 2003, availability under all credit facilities was $513.9 million, with $25.4 million of letters of credit backed by the most recent facility. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charges coverage ratio. At June 30, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

In the second quarter 2003, GFC registered $1.0 billion of unsecured debt securities and pass through certificates under a shelf registration statement filed with the Securities and Exchange Commission. Pass through certificates are securities that evidence an ownership interest in a pass through trust. The property held by each pass through trust may include promissory notes secured by railcars or aircraft that are owned or leased by GFC. No amounts were issued pursuant to the shelf registration as of June 30, 2003.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing from prior years and constrained GFC's access to the commercial paper market. As a result, GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at June 30, 2003 were $800.8 million, comprised as follows: $206.9 million in the remainder of 2003, $392.4 million in 2004-2005, $181.4 million in 2006-2007, and $20.1 million thereafter.


                        COMPARISON OF SECOND QUARTER 2003
                             TO SECOND QUARTER 2002

In the second quarter 2003, GATX reported net income of $24.8 million or $.50 per diluted share compared to $20.4 million or $.42 per share on a diluted basis in the prior year period.

GATX RAIL

Rail's gross income of $177.3 million for the second quarter of 2003 increased $11.3 million over the prior year period. Excluding KVG, gross income was $1.2 million lower than the prior year period. Fewer active cars in the North American fleet combined with lower rates on renewals and assignments contributed to an $11.1 million decline in lease income.

Asset remarketing income of $4.5 million was $4.3 million higher than the prior year period. Second quarter 2003 asset remarketing income includes a $4.3 million gain on the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by certain costs, the net result of which is an increase to net income of $1.9 million. Share of affiliates' earnings of $2.6 million were $.3 million higher than the prior year period. Excluding KVG's earnings of $1.3 million in 2002, share of affiliates' earnings were $1.6 million higher than the prior year period. The increase was due to improved earnings at domestic affiliates as well as AAE Cargo. Domestic share of affiliates' earnings include the reversal of a maintenance reserve of $.6 million in the current year quarter and a loss on a sale leaseback transaction of $.5 million in the prior year period.

Ownership costs of $89.5 million were $5.0 million higher than the prior year period. Excluding KVG, ownership costs of $84.1 million were essentially flat.

Maintenance expense increased $3.9 million from the prior year period to $40.8 million. Excluding KVG, maintenance expense of $38.6 million was $1.7 million higher than the prior year period. The increase of $1.7 million was due to higher repair and severance costs at DEC.

SG&A expenses of $19.2 million were comparable to the prior year period. Excluding KVG, SG&A expenses of $16.5 million decreased $2.6 million due to lower incentive compensation expense, timing, and cost savings.

Rail's net income of $12.9 million was $.7 million higher than the prior year period. Excluding KVG, net income of $12.4 million was comparable with the prior year period. The net impact of the gain on disposition of the leveraged lease commitment of $1.9 million, in addition to lower SG&A expenses, were largely offset by lower North American lease income.

FINANCIAL SERVICES

Financial Services' gross income of $158.8 million decreased $29.4 million from the prior year period due to lower lease and asset remarketing income. Lease income of $81.0 million was down $24.9 million primarily due to a decline in Technology and Specialty lease assets offset by an increase in operating lease income from new aircraft deliveries at Air. Asset remarketing income of $8.7 million was lower than the prior year period by $9.6 million primarily due to a decrease in remarketing activity at Technology and losses at Specialty during the quarter related to the sale of its interest in an affiliate. Other income of $8.1 million increased $4.1 million from the prior year due to a $4.5 million insurance recovery on previously expensed litigation related charges.

Share of affiliates' earnings of $19.8 million is comparable to the prior year period earnings of $19.5 million. The current period earnings included higher income at Air as a result of a gain from the sale of certain assets, which largely offset an impairment loss on these assets recorded in the first quarter 2003. Lower income at Specialty due to the absence of income from a dissolved real estate joint venture offset the increase in income at Air.

Ownership costs of $80.4 million decreased $21.6 million compared to the prior year period due to lower depreciation and interest expense. Depreciation expense of $48.6 million decreased $13.0 million from 2002 reflecting the lower level of investment in Technology operating lease assets offset slightly by an increase in operating lease assets at Air. Interest expense of $29.4 million decreased $7.7 million due to a decrease in average debt at Technology and lower interest rates slightly offset by an increase in recourse debt at Air.

SG&A expenses of $25.3 million decreased $2.6 million from the prior year period due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower incentive compensation expense and lower commission expense at Technology due to a decrease in asset remarketing activity.

The (reversal) provision for possible losses of $(10.5) million was $19.4 million lower than the prior year quarter. The current quarter provision includes an $8.5 million reversal of the loss provision related to an unsecured Air Canada note which had been fully reserved for during the first quarter of 2003.

Net income for the current three-month period was $17.5 million, compared to $15.1 million in the prior year period. The increase from the prior year period was principally the result of a $5.1 million after-tax recovery on the Air Canada note that had been reserved for during the first quarter 2003, insurance proceeds of $2.7 million after-tax related to previously expensed litigation-related charges, and lower ownership costs, partially offset by lower lease and asset remarketing income and higher asset impairment charges.


NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is in effect for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective as of July 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GATX and its subsidiaries are exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, pursuant to established and authorized policies, such subsidiaries enter into derivative transactions, principally interest rate swaps, Treasury derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. Neither GATX nor its subsidiaries hold or issue derivative financial instruments for speculative purposes.

Since December 31, 2002, there have been no material changes in GATX's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

GATX management, with the participation of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), have conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on such evaluation, the Company's CEO and CFO have concluded as of the end of the period covered by this report, that GATX's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by GATX in this Quarterly Report on Form 10-Q has been recorded, processed, summarized, and reported to them in a timely manner. There have been no significant changes in the company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)       Exhibits:

          Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)       Reports on Form 8-K:

          Form 8-K filed on July 29, 2003 reporting second quarter
          2003 results.

          Form 8-K filed on August 11, 2003 for the transcript of the July 29, 2003 earnings conference call.

          Form 8-K filed on August 11, 2003 reporting plans to offer contingent convertible senior unsecured notes.

          Form 8-K filed on August 11, 2003 for slide presentation made in connection with a private placement of securities.



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



                                              GATX CORPORATION
                                                (Registrant)


                                             /s/ Brian A. Kenney
                                        -------------------------------
                                               Brian A. Kenney
                                          Senior Vice President and
                                           Chief Financial Officer
                                          (Duly Authorized Officer)




Date:  August 13, 2003

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:


EXHIBIT
-------

31a Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CEO Certification)

31b Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CFO Certification)

32        Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
          Certification)