Form 10-Q
period 2003-09-30
GATX CORP
filed 2003-11-12
CIK 40211

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328

                          -----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,163,378 shares of common stock were outstanding as of October 31, 2003.

================================================================================

                            INDEX TO GATX CORPORATION
                         FORM 10-Q - SEPTEMBER 30, 2003

Item No.                                                                                                Page No.
--------                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements
                  Consolidated Statements of Income.................................................        1
                  Consolidated Balance Sheets.......................................................        3
                  Consolidated Statements of Cash Flows.............................................        5
                  Consolidated Statements of Comprehensive Income...................................        6
                  Notes to the Consolidated Financial Statements....................................        7

   Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................       14
                     Comparison of First Nine Months of 2003 to First Nine Months of 2002...........       14
                     Cash Flow and Liquidity........................................................       18
                     Comparison of Third Quarter 2003 to Third Quarter 2002.........................       19
                     New Accounting Pronouncements..................................................       20
                     Forward Looking Statements.....................................................       21

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk...........................       21

   Item 4.     Controls and Procedures..............................................................       21

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings....................................................................       22
   Item 2.     Changes in Securities and Use of Proceeds............................................       23
   Item 6.     Exhibits and Reports on Form 8-K.....................................................       23

SIGNATURE...........................................................................................       24

EXHIBIT INDEX.......................................................................................       24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                            -------------------------     -------------------------
                                                               2003           2002           2003           2002
                                                            ----------     ----------     ----------     ----------
GROSS INCOME
    Lease income                                            $    238.2     $    249.4     $    716.6     $    765.9
    Marine operating revenue                                      27.3           29.0           57.0           53.7
    Interest income                                                9.1           15.0           30.9           43.6
    Asset remarketing income                                       7.5           10.6           31.0           40.4
    Gain on sale of securities                                     5.8            2.3            6.3            3.4
    Fees                                                           3.9            3.7           14.8           13.1
    Other                                                         26.1           12.9           62.7           36.2
                                                            ----------     ----------     ----------     ----------
    Revenues                                                     317.9          322.9          919.3          956.3
    Gain on extinguishment of debt                                   -            1.4             .7           15.9
    Share of affiliates' earnings                                 18.5           18.3           59.4           58.1
                                                            ----------     ----------     ----------     ----------
TOTAL GROSS INCOME                                               336.4          342.6          979.4        1,030.3

OWNERSHIP COSTS
    Depreciation                                                  77.9           87.6          234.4          264.1
    Interest, net                                                 48.7           57.9          153.1          167.7
    Operating lease expense                                       45.1           45.6          137.3          133.6
                                                            ----------     ----------     ----------     ----------
TOTAL OWNERSHIP COSTS                                            171.7          191.1          524.8          565.4

OTHER COSTS AND EXPENSES
    Maintenance expense                                           43.3           37.8          125.3          112.7
    Marine operating expenses                                     21.8           20.5           45.9           40.1
    Other operating expenses                                      11.3            7.9           31.4           25.6
    Selling, general and administrative                           47.1           50.4          141.1          151.9
    Provision for possible losses                                   .4            2.4            8.8           29.3
    Asset impairment charges                                       4.3            9.2           20.4           15.6
    Fair value adjustments for derivatives                          .2            (.7)           2.6            3.0
                                                            ----------     ----------     ----------     ----------
TOTAL OTHER COSTS AND EXPENSES                                   128.4          127.5          375.5          378.2
                                                            ----------     ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT OF  ACCOUNTING CHANGE                  36.3           24.0           79.1           86.7

INCOME TAXES                                                      13.6            4.9           29.8           28.3
                                                            ----------     ----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
       CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     22.7           19.1           49.3           58.4

DISCONTINUED OPERATIONS
   Gain on sale of portion of segment, net of taxes                  -              -              -            6.2
                                                            ----------     ----------     ----------     ----------
TOTAL DISCONTINUED OPERATIONS                                        -              -              -            6.2
                                                            ----------     ----------     ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE              22.7           19.1           49.3           64.6

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                               -              -              -          (34.9)
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                  $     22.7     $     19.1     $     49.3     $     29.7
                                                            ==========     ==========     ==========     ==========

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
PER SHARE DATA
     Basic:
       Income from continuing operations before cumulative
           effect of accounting change                           $      .46     $      .39     $     1.00     $     1.20
       Income from discontinued operations                                -              -              -            .13
                                                                 ----------     ----------     ----------     ----------
       Income before cumulative effect of accounting change             .46            .39           1.00           1.33
        Cumulative effect of accounting change                            -              -              -           (.72)
                                                                 ----------     ----------     ----------     ----------
        Total                                                    $      .46     $      .39     $     1.00     $      .61
                                                                 ==========     ==========     ==========     ==========

     Average number of common shares
        (in thousands)                                               49,106         48,927         49,082         48,857

     Diluted:
       Income from continuing operations before cumulative
           effect of accounting change                           $      .46     $      .39     $     1.00     $     1.20
       Income from discontinued operations                                -              -              -            .13
                                                                 ----------     ----------     ----------     ----------
       Income before cumulative effect of accounting change             .46            .39           1.00           1.33
        Cumulative effect of accounting change                            -              -              -           (.72)
                                                                 ----------     ----------     ----------     ----------
        Total                                                    $      .46     $      .39     $     1.00     $      .61
                                                                 ==========     ==========     ==========     ==========

     Average number of common shares and
        common share equivalents (in thousands)                      54,358         49,127         49,195         49,172

     Dividends declared per common share                         $      .32     $      .32     $      .96     $      .96

        The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                            SEPTEMBER 30     DECEMBER 31
                                                                2003             2002
                                                            ------------     ------------
                                                            (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                   $      152.1     $      231.1
RESTRICTED CASH                                                    108.6            140.9

RECEIVABLES
    Rent and other receivables                                      92.5             97.8
    Finance leases                                                 590.8            713.0
    Loans                                                          279.0            434.2
    Less: allowance for possible losses                            (68.0)           (82.2)
                                                            ------------     ------------
                                                                   894.3          1,162.8

OPERATING LEASE ASSETS, FACILITIES AND OTHER
    Railcars and service facilities                              3,186.7          3,076.9
    Operating lease investments and other                        2,369.9          2,250.1
    Less - allowance for depreciation                           (2,034.9)        (2,008.1)
                                                            ------------     ------------
                                                                 3,521.7          3,318.9
Progress payments for aircraft and other equipment                  47.5            140.9
                                                            ------------     ------------
                                                                 3,569.2          3,459.8

INVESTMENTS IN AFFILIATED COMPANIES                                830.1            850.9
RECOVERABLE INCOME TAXES                                            63.9            129.8
GOODWILL, NET                                                       62.5             62.5
OTHER INVESTMENTS                                                   86.3             96.1
OTHER ASSETS                                                       231.3            294.4
                                                            ------------     ------------
                                                            $    5,998.3     $    6,428.3
                                                            ============     ============

                                                                      SEPTEMBER 30      DECEMBER 31
                                                                          2003              2002
                                                                      ------------      ------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $      336.2      $      399.5

DEBT
   Short-term                                                                 32.2              13.7
   Long-term:
      Recourse                                                             3,208.6           3,487.9
      Nonrecourse                                                            466.4             594.6
   Capital lease obligations                                                 123.7             143.7
                                                                      ------------      ------------
                                                                           3,830.9           4,239.9

DEFERRED INCOME TAXES                                                        683.9             640.0
OTHER LIABILITIES                                                            328.4             347.3
                                                                      ------------      ------------
TOTAL LIABILITIES                                                          5,179.4           5,626.7

SHAREHOLDERS' EQUITY
   Preferred stock (aggregate liquidation preference of $1.3
     million)                                                                     *                 *
   Common stock                                                               35.6              35.6
   Additional capital                                                        394.2             392.7
   Reinvested earnings                                                       604.9             602.7
   Accumulated other comprehensive loss                                      (87.1)           (100.5)
                                                                      ------------      ------------
                                                                             947.6             930.5
   Less - cost of common shares in treasury                                 (128.7)           (128.9)
                                                                      ------------      ------------
   TOTAL SHAREHOLDERS' EQUITY                                                818.9             801.6
                                                                      ------------      ------------
                                                                      $    5,998.3      $    6,428.3
                                                                      ============      ============

* Less than $0.1 million.

        The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                          SEPTEMBER 30         SEPTEMBER 30
                                                                                       ------------------    ----------------
                                                                                        2003        2002      2003      2002
                                                                                       ------      ------    ------   --------
OPERATING ACTIVITIES
Income from continuing operations, including accounting change                         $ 22.7     $  19.1    $ 49.3   $   23.5
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
Realized gains on remarketing of leased equipment                                        (5.3)       (3.9)    (26.1)     (31.3)
Gains on sales of securities                                                             (5.8)       (2.3)     (6.3)      (3.4)
Depreciation                                                                             81.6        91.0     246.1      276.0
Provision for possible losses                                                              .4         2.4       8.8       29.3
Asset impairment charges                                                                  4.3         9.2      20.4       15.6
Deferred income taxes                                                                    35.9        69.2      71.3      107.3
Gain on extinguishment of debt                                                              -        (1.4)      (.7)     (15.9)
Share of affiliates' earnings, net of dividends                                         (14.6)      (12.2)    (45.6)     (36.2)
Cumulative effect of accounting change                                                      -           -         -       34.9
(Increase) decrease in recoverable federal income taxes, net                            (23.0)      (68.0)     47.9      (58.4)
Pension contribution                                                                        -       (39.2)        -      (39.2)
Decrease in accrued operating lease payable                                             (17.1)      (14.9)    (18.6)     (19.2)
Other                                                                                    (9.9)       26.4     (21.4)     (27.5)
                                                                                       ------     -------    ------   --------
     Net cash provided by continuing operations                                          69.2        75.4     325.1      255.5

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities                          (124.8)     (148.7)   (463.9)    (662.3)
Loans extended                                                                          (10.9)      (35.6)    (48.6)     (90.9)
Investments in affiliated companies                                                      (4.8)       (4.4)    (49.0)     (31.0)
Progress payments                                                                        (3.5)      (25.8)    (26.1)     (84.7)
Other investments                                                                        (1.0)       (1.9)    (25.2)     (18.5)
                                                                                       ------     -------    ------   --------
Portfolio investments and capital additions                                            (145.0)     (216.4)   (612.8)    (887.4)
Portfolio proceeds                                                                      177.8       223.3     568.2      673.2
Proceeds from other asset sales                                                           4.3         7.2      19.1       12.0
Net decrease (increase) in restricted cash                                                1.1         9.3     (76.1)       1.2
Effect of exchange rate changes on restricted cash                                          -        (3.4)     17.7        6.6
                                                                                       ------     -------    ------   --------
    Net cash provided by (used in) investing activities of continuing operations         38.2        20.0     (83.9)    (194.4)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                            241.5       144.4     574.5    1,304.7
Repayment of long-term debt                                                            (410.0)     (319.3)   (846.7)    (990.7)
Net increase (decrease) in short-term debt                                                8.3         (.8)     16.8     (287.5)
Net repayments of capital lease obligations                                              (5.2)       (5.6)    (20.0)     (20.5)
Issuance of common stock and other                                                        1.1          .1       1.7        4.4
Cash dividends                                                                          (15.7)      (15.7)    (47.1)     (46.9)
                                                                                       ------     -------    ------   --------
    Net cash used in financing activities of continuing operations                     (180.0)     (196.9)   (320.8)     (36.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             (2.1)        1.8        .6       10.5
NET TRANSFERS TO DISCONTINUED OPERATIONS                                                    -         (.8)        -      (12.9)
                                                                                       ------     -------    ------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM                               (74.7)     (100.5)    (79.0)      22.2
      CONTINUING OPERATIONS

PROCEEDS FROM SALE OF PORTION OF SEGMENT                                                    -           -         -        3.2
                                                                                       ------     -------    ------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   $(74.7)    $(100.5)   $(79.0)  $   25.4
                                                                                       ======     =======    ======   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
NET INCOME                                                       $     22.7     $     19.1     $     49.3     $     29.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                            9.2           (6.4)          36.1           (8.8)

     Unrealized gain (loss) on securities, net of
         reclassification adjustments (a)                                 -              -             .2           (2.1)

     Unrealized (loss) gain on derivatives                             (6.4)           1.0          (22.9)          (2.4)

                                                                 ----------     ----------     ----------     ----------
OTHER COMPREHENSIVE INCOME (LOSS)                                       2.8           (5.4)          13.4          (13.3)
                                                                 ----------     ----------     ----------     ----------

COMPREHENSIVE INCOME                                             $     25.5     $     13.7     $     62.7     $     16.4
                                                                 ==========     ==========     ==========     ==========

(a) Reclassification adjustments:
       Unrealized gain on securities                             $      3.5     $      1.5     $      4.0     $        -
       Less - reclassification adjustment for gains
         realized included in net income                               (3.5)          (1.5)          (3.8)          (2.1)
                                                                 ----------     ----------     ----------     ----------
       Unrealized gain (loss) on securities, net of
          reclassification adjustments                           $        -     $        -     $       .2     $     (2.1)
                                                                 ==========     ==========     ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Corporation's (GATX or the Company) annual report on Form 10-K for the year ended December 31, 2002.

(2) Certain amounts in the 2002 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - The 2002 gain on sale of a portion of segment represents the sale of GATX Corporation's interest in a bulk-liquid storage facility located in Mexico, and is net of taxes of $3.0 million. The facility was included in the segment formerly known as Integrated Solutions Group (ISG).

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

       The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
       Net income, as reported                                   $     22.7     $     19.1     $     49.3     $     29.7
       Deduct: Total stock-based employee
           compensation expense determined
           under fair value-based method for all
           awards, net of related tax effects                           (.7)          (1.0)          (1.8)          (2.4)
                                                                 ----------     ----------     ----------     ----------
       Pro forma net income                                      $     22.0     $     18.1     $     47.5     $     27.3
                                                                 ==========     ==========     ==========     ==========

       Net income per share:
       Basic, as reported                                        $      .46     $      .39     $     1.00     $      .61
       Basic, pro forma                                                 .45            .37            .97            .56
       Diluted, as reported                                             .46            .39           1.00            .61
       Diluted, pro forma                                               .45            .37            .97            .56

(5) During the fourth quarter of 2002, GATX recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. The reduction was part of GATX's announced intention to exit the Venture business unit and curtail investment in the Specialty business unit. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GATX's Polish railcar subsidiary. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of September 30, 2003, 156 of the employee terminations were completed. The remainder of the originally anticipated employee terminations are expected to be substantially completed by the end of 2003.

       Following is the reserve activity for the nine months ending September 30, 2003:

       Reserve balance at 12/31/02              $     16.6
       Benefits paid                                 (11.4)
       Occupancy costs paid                           (1.0)
                                                ----------
       Reserve balance at 9/30/03               $      4.2
                                                ==========

       During 2001, GATX recorded a pre-tax charge of $13.4 million related to a reduction in workforce in 2001. This reduction was part of GATX's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of ISG operations. This charge included involuntary employee separation and benefit costs of $6.8 million for 147 employees company-wide, as well as legal fees of $.5 million, occupancy costs of $5.1 million and other costs of $1.0 million. The employee groups terminated included professional and administrative staff, and corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

         Following is the reserve activity for the nine months ending September 30, 2003:

         Reserve balance at 12/31/02               $      3.9
         Benefits paid                                      -
         Occupancy and other costs paid                   (.6)
                                                   ----------
         Reserve balance at 9/30/03                $      3.3
                                                   ==========

         Management expects the Company's reserve balance at September 30, 2003 related to the reductions in workforce to be adequate.

(6) Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

         For purposes of preparing the following information, GATX made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest income or expense recognized by the joint ventures on loans to or from GATX.

         For all affiliated companies held at the end of the quarter, operating results, as if GATX held 100 percent interest, were (in millions):

                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                  SEPTEMBER 30                   SEPTEMBER 30
                            -------------------------     -------------------------
                               2003           2002           2003           2002
                            ----------     ----------     ----------     ----------

         Gross income       $    220.3     $    214.4     $    620.8     $    643.5
         Pre-tax income           49.0           41.9          119.1          133.3

(7) Restricted cash of $108.6 million at September 30, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GATX's restricted cash primarily relates to an amount designated as collateral for a joint venture loan and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation (GFC).

(8) In June 2003, GATX disposed of a leveraged lease commitment on passenger rail equipment and recorded asset remarketing income of $4.1 million. The gain is partially offset by related ownership costs of this investment, the net result of which is a contribution to net income of $.9 million in 2003. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

(9) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applied immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first nine months of 2003. For other VIE's, FIN 46 first applied in periods beginning after June 15, 2003. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. GATX is in the process of completing an assessment of the impact of FIN 46. Based on this review to date, GATX does not expect FIN 46 to have a material impact on its financial statements.

(10) In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

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

         At September 30, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $693.8 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was a liability of $3.6 million. The expirations of these guarantees range from 2003 to 2017. Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the guarantees will result in any material adverse financial impact to GATX.

(11) The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share data):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
NUMERATOR:

  Income from continuing operations before
      cumulative effect of accounting change                     $     22.7     $     19.1     $     49.3     $     58.4
  Income from discontinued operations                                     -              -              -            6.2
  Cumulative effect of accounting change                                  -              -              -          (34.9)
      Less:  dividends paid and accrued on preferred stock                 *              *              *              *
                                                                 ----------     ----------     ----------     ----------
  NUMERATOR FOR BASIC EARNINGS PER SHARE -                             22.7           19.1           49.3           29.7
        INCOME AVAILABLE TO COMMON SHAREHOLDERS

  Effect of dilutive securities:
      Add: dividends paid and accrued on preferred
                stock                                                      *              *              *              *
                After-tax interest expense on convertible
                securities (a)                                          2.2              -              -              -
                                                                 ----------     ----------     ----------     ----------
  NUMERATOR FOR DILUTED EARNINGS PER SHARE -
        INCOME AVAILABLE TO COMMON SHAREHOLDERS                  $     24.9     $     19.1     $     49.3     $     29.7

DENOMINATOR:
  DENOMINATOR FOR BASIC EARNINGS PER SHARE -
       WEIGHTED AVERAGE SHARES                                         49.1           48.9           49.1           48.9

 Effect of dilutive securities:
      Stock options                                                        *            .1               *            .2
      Convertible preferred stock                                        .1             .1             .1             .1
      Convertible securities (a)                                        5.1              -              -              -
                                                                 ----------     ----------     ----------     ----------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE -
       ADJUSTED WEIGHTED AVERAGE AND ASSUMED
       CONVERSION                                                      54.3           49.1           49.2           49.2

BASIC EARNINGS PER SHARE (b) :
    Income from continuing operations before
        cumulative effect of accounting change                   $      .46     $      .39     $     1.00     $     1.20
    Income from discontinued operations                                   -              -              -            .13
                                                                 ----------     ----------     ----------     ----------
    Income before cumulative effect of accounting
        change                                                          .46            .39           1.00           1.33
    Cumulative effect of accounting change                                -              -              -           (.72)
                                                                 ----------     ----------     ----------     ----------
TOTAL BASIC EARNINGS PER SHARE                                   $      .46     $      .39     $     1.00     $      .61
                                                                 ==========     ==========     ==========     ==========

DILUTED EARNINGS PER SHARE (b) :
    Income from continuing operations before
        cumulative effect of accounting change                   $      .46     $      .39     $     1.00     $     1.20
    Income from discontinued operations                                   -              -              -            .13
                                                                 ----------     ----------     ----------     ----------
    Income before cumulative effect of accounting
        change                                                          .46            .39     $     1.00           1.33
    Cumulative effect of accounting change                                -              -              -           (.72)
                                                                 ----------     ----------     ----------     ----------
TOTAL DILUTED EARNINGS PER SHARE                                 $      .46     $      .39     $     1.00     $      .61
                                                                 ==========     ==========     ==========     ==========

         * Less than $0.1 million.

         (a) Shares underlying the convertible securities issued in first quarter of 2002 were included in the calculation of diluted earnings per share for the three months ended September 30, 2003 because of dilutive effects.

         (b) Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter.

(12) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company, and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below. GATX provides its services and products through two operating segments: GATX Rail and Financial Services.

         The Financial Services segment consists of four businesses: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). GATX plans to run-off Venture and curtail investment in Specialty. GATX's segments were determined based on the management approach and meet the required characteristics of operating segments under SFAS No. 131. The chief operating decision maker at GATX, the Chief Executive Officer, regularly reviews the operating results of Financial Services as a whole to assess performance and determine resource allocation.

                                                            GATX      FINANCIAL   CORPORATE    INTER-
(IN MILLIONS)                                               RAIL      SERVICES    AND OTHER    SEGMENT      TOTAL
                                                          ---------  ----------   ---------   ---------   ---------
THREE MONTHS ENDED SEPTEMBER 30, 2003
PROFITABILITY
Revenues                                                  $   172.4   $   145.0   $      .7   $     (.2)  $   317.9
Gain on extinguishment of debt                                    -           -           -           -           -
Share of affiliates' earnings                                   4.0        14.5           -           -        18.5
                                                          ---------   ---------   ---------   ---------   ---------
Total gross income                                            176.4       159.5          .7         (.2)      336.4
Depreciation                                                   28.5        49.4           -           -        77.9
Interest, net                                                  15.2        31.0         2.7         (.2)       48.7
Operating lease expense                                        43.1         2.0           -           -        45.1
Income (loss) before income taxes                              20.6        22.9        (7.2)          -        36.3
Income (loss)                                                  13.6        13.6        (4.5)          -        22.7

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2003
Investments in affiliated companies                           140.8       689.3           -           -       830.1
Identifiable assets                                         2,269.4     3,559.9       197.3       (28.3)    5,998.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities            21.1        50.0        (8.7)        6.8        69.2
Portfolio proceeds                                               .8       177.0           -           -       177.8
                                                          ---------   ---------   ---------   ---------   ---------
Total cash provided (used)                                     21.9       227.0        (8.7)        6.8       247.0
Portfolio investments and capital additions                    30.6       114.4           -           -       145.0
                                                          ---------   ---------   ---------   ---------   ---------

THREE MONTHS ENDED SEPTEMBER 30, 2002
PROFITABILITY
Revenues                                                  $   161.4   $   161.8   $      .1   $     (.4)  $   322.9
Gain on extinguishment of debt                                    -         1.3          .1           -         1.4
Share of affiliates' earnings                                   2.7        15.6           -           -        18.3
                                                          ---------   ---------   ---------   ---------   ---------
Total gross income                                            164.1       178.7          .2         (.4)      342.6
Depreciation                                                   26.4        61.2           -           -        87.6
Interest, net                                                  13.4        37.5         7.4         (.4)       57.9
Operating lease expense                                        42.6         3.0           -           -        45.6
Income (loss) before income taxes                              18.7        16.9       (11.6)          -        24.0
Income (loss)                                                  14.7        12.2        (7.8)          -        19.1

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                           145.0       705.9           -           -       850.9
Identifiable assets                                         2,385.3     3,811.9       273.1       (42.0)    6,428.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities            16.8       105.5       (50.6)        3.7        75.4
Portfolio proceeds                                              3.4       219.9           -           -       223.3
                                                          ---------   ---------   ---------   ---------   ---------
Total cash provided (used)                                     20.2       325.4       (50.6)        3.7       298.7
Portfolio investments and capital additions                    19.2       197.2           -           -       216.4
                                                          ---------   ---------   ---------   ---------   ---------

                                                            GATX      FINANCIAL   CORPORATE    INTER-
(IN MILLIONS)                                               RAIL      SERVICES    AND OTHER    SEGMENT      TOTAL
                                                          ---------  ----------   ---------   ---------   ---------
NINE MONTHS ENDED SEPTEMBER 30, 2003
PROFITABILITY
Revenues                                                  $   518.0   $   401.0   $     1.0   $     (.7)  $   919.3
Gain on extinguishment of debt                                    -          .7           -           -          .7
Share of affiliates' earnings                                   8.7        50.7           -           -        59.4
                                                          ---------   ---------   ---------   ---------   ---------
Total gross income                                            526.7       452.4         1.0         (.7)      979.4
Depreciation                                                   86.5       147.9           -           -       234.4
Interest, net                                                  49.1        92.8        11.9         (.7)      153.1
Operating lease expense                                       130.6         6.7           -           -       137.3
Income (loss) before income taxes                              55.9        49.1       (25.9)          -        79.1
Income (loss)                                                  36.1        29.9       (16.7)          -        49.3

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2003
Investments in affiliated companies                           140.8       689.3           -           -       830.1
Identifiable assets                                         2,269.4     3,559.9       197.3       (28.3)    5,998.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities           114.4       249.8       (25.6)      (13.5)      325.1
Portfolio proceeds                                              7.3       560.9           -           -       568.2
                                                          ---------   ---------   ---------   ---------   ---------
Total cash provided (used)                                    121.7       810.7       (25.6)      (13.5)      893.3
Portfolio investments and capital additions                   123.0       489.8           -           -       612.8
                                                          ---------   ---------   ---------   ---------   ---------

NINE MONTHS ENDED SEPTEMBER 30, 2002
PROFITABILITY
Revenues                                                  $   496.8   $   460.5   $      .2   $    (1.2)  $   956.3
Gain on extinguishment of debt                                    -        15.8          .1           -        15.9
Share of affiliates' earnings                                   8.7        49.4           -           -        58.1
                                                          ---------   ---------   ---------   ---------   ---------
Total gross income                                            505.5       525.7          .3        (1.2)    1,030.3
Depreciation                                                   78.8       185.3           -           -       264.1
Interest, net                                                  42.9       109.7        16.3        (1.2)      167.7
Operating lease expense                                       128.7         4.9           -           -       133.6
Income (loss) before income taxes                              65.2        52.6       (31.1)          -        86.7
Income (loss)                                                  44.9        34.3       (20.8)          -        58.4

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                           145.0       705.9           -           -       850.9
Identifiable assets                                         2,385.3     3,811.9       273.1       (42.0)    6,428.3

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities           130.0       168.5       (36.8)       (6.2)      255.5
Portfolio proceeds                                              8.9       664.3           -           -       673.2
                                                          ---------   ---------   ---------   ---------   ---------
Total cash provided (used)                                    138.9       832.8       (36.8)       (6.2)      928.7
Portfolio investments and capital additions                    58.6       828.8           -           -       887.4
                                                          ---------   ---------   ---------   ---------   ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 2003
                          TO FIRST NINE MONTHS OF 2002

GATX Corporation's (GATX or the Company) net income for the first nine months of 2003 was $49.3 million, a $19.6 million increase from the $29.7 million reported for the same period in 2002. Earnings per share on a diluted basis increased to $1.00 in 2003 from $.61 in the 2002 period. Comparisons between periods are affected by several items. In the first nine months of 2003, GATX reported a net $6.0 million after-tax loss provision related to the Air Canada bankruptcy. Earnings for the first nine months of 2003 also included $10.0 million of after-tax insurance recoveries on previously expensed litigation-related charges. Earnings for the first nine months of 2002 included a $6.2 million after-tax gain related to the sale of a portion of the discontinued Integrated Solutions Group (ISG) segment and a $34.9 million charge related to the write-off of goodwill upon adoption of SFAS No. 142.

GATX RAIL (RAIL)

In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result of the acquisition, KVG's results are now included in Rail's consolidated financial results.

Rail's gross income of $526.7 million for the first nine months of 2003 increased $21.2 million over the prior year period. Excluding KVG, gross income of $490.8 million was $14.7 million lower than the prior year period. North American lease income of $411.7 million was $25.6 million lower than the prior year period, as the North American rail market continues to be negatively impacted by challenging market conditions and pressure on lease rates.

Rail's North American fleet totaled 104,500 cars at the end of the third quarter compared to 108,400 at the end of the prior year period. 97,000 railcars were on lease throughout North America at the end of the third quarter, compared to 97,300 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 93% at September 30, 2003, compared to 90% at September 30, 2002 and 91% at December 31, 2002. The increase in utilization from year end reflects a combination of idle cars moving to active status and the scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $4.4 million in 2003 was comparable with the prior year period and includes a gain of $4.1 million resulting from the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by related ownership costs of this investment, the net result of which is a contribution to net income of $.9 million. Share of affiliates' earnings of $8.7 million were flat compared to the prior year period. Excluding KVG's earnings of $3.5 million in 2002, share of affiliates' earnings increased $3.5 million over the prior year period. The impact of favorable maintenance expense at domestic affiliates combined with a larger fleet and favorable foreign exchange rates at foreign affiliates drove this increase.

Ownership costs of $266.2 million were $15.8 million higher than the prior year period. Excluding KVG, aggregate ownership costs of $250.7 million were comparable with the prior year. Interest expense increased $3.0 million in the 2003 period due to lower capitalized interest and higher average debt balances. Operating lease expense declined $2.7 million due to lower variable rates on certain leases in the 2003 period.

Maintenance expense increased $10.8 million from the prior year period to $123.0 million. Excluding KVG, maintenance expense of $115.7 million was up $3.5 million from the prior year period substantially due to certain railroad mandated repairs. In the first quarter of 2003, the American Association of Railroads (AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by a now bankrupt supplier from the mid to late 1990s. Rail owns approximately 3,200 railcars that will be required to have the bolsters inspected by December 31, 2003. Approximately 2,100 of Rail's affected railcars are on full service leases in which case Rail is responsible for the costs of inspection or replacement. To date, 1,000 of the 2,100 cars have been inspected and replaced. Maintenance expense in the first nine months of 2003 includes $3.0 million due to the inspection and replacement of bolsters. Management expects the total cost of bolster inspections and replacements to approximate $7.0 million pre-tax for the full service lease fleet over the 2003-2004 period. Management does not believe its share of the cost of bolster replacements for the cars which are on net leases will be material.

Selling, general and administrative (SG&A) expenses of $56.6 million were $1.2 million higher than the prior year period. Excluding KVG, SG&A expenses of $49.2 million decreased $6.2 million due to cost saving initiatives and timing of expenses.

Provision for possible losses decreased $2.6 million compared to the prior year period due to lower reserve requirements and recoveries of previously reserved or written-off accounts.

European results were favorably impacted by fleet growth, the integration of the remaining 50.5% of KVG operations and the strong performance of local currencies versus the U.S. dollar.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC, Rail's Polish railcar subsidiary. The impairment charge was due primarily to lower expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $36.1 million was $26.1 million higher than the prior year period. Income before cumulative effect of accounting change of $36.1 million was $8.8 million lower than the prior year period primarily due to lower North American lease income resulting from lower lease rates and slightly fewer active cars, slightly offset by improved European results.

FINANCIAL SERVICES

Financial Services is comprised of four businesses: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. During the second quarter of 2003, GATX determined that Venture would not be sold in its entirety. The Venture portfolio includes assets of $184.3 million, including off balance sheet assets, at September 30, 2003. The Specialty portfolio includes assets of $814.7 million, including off balance sheet assets, at September 30, 2003.

Financial Services continues to be negatively affected by the current economic environment, which has resulted in a high level of losses and impairments as well as lower investment volume in Technology. In addition, despite the reduced level of lease renegotiation requests and stabilizing lease rates during the period, volatility continues in the airline industry, and GATX may experience unscheduled returns of aircraft, lease restructurings, continued pressure on lease rates and asset impairments in its Air business unit, especially during the slower fall and winter months ahead.

Air's 2003 delivery and renewal schedule for owned aircraft for which the Company has direct remarketing responsibility includes six new aircraft deliveries and eight scheduled renewals. There are currently leases in place for all of the six new aircraft scheduled for delivery and five leases in place for the aircraft scheduled for renewal.

Financial Services' gross income of $452.4 million for the nine month period ended September 30, 2003 decreased $73.3 million from the prior year period. The prior year period included $15.8 million attributable to a gain on extinguishment of debt primarily associated with one Technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both periods, gross income decreased $58.2 million principally due to decreases in lease and interest income and lower asset remarketing income.

Lease income of $241.0 million for the nine month period ended September 30, 2003 declined $66.4 million from the prior year period due primarily to lower Technology and Specialty lease assets, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. In addition, lease income as a percentage of average lease assets declined from the prior year for all business units. Interest income of $30.9 million decreased $12.7 million due to lower average loan balances at Venture and Specialty, consistent with GATX's plan to exit or curtail investment in these businesses. The prior year period also included higher interest income related to the Air Canada loan that was sold during the second quarter of 2003.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $26.6 million decreased $9.5 million from the prior year period primarily due to a decrease in remarketing activity at Technology. A significant portion of Financial Services' asset remarketing income has historically come from Specialty. With the curtailment in investment in Specialty, remarketing income will naturally decrease as the portfolio runs off over time. Gains on the sale of securities of $6.3 million increased $2.9 million from the prior year period. Gains on the sale of securities include the gain on the sale of stock derived from warrants received as part of financing transactions with non-public companies and will vary from period to period. Fee income of $12.1 million increased $1.7 million from the prior year period due to a guarantee fee received at Specialty during the current year period.

Other income of $27.1 million increased $21.2 million from the prior year period due primarily to the receipt of $16.5 million from the settlement of litigation GATX had initiated against various insurers.

Share of affiliates' earnings of $50.7 million was $1.3 million higher than 2002. The increase is due primarily to slightly higher income from Technology and Venture affiliates offset in part by lower income at Specialty affiliates.

Ownership costs of $247.4 million decreased $52.5 million compared to the prior year due to lower depreciation and interest expense. Depreciation expense of $147.9 million decreased $37.4 million from 2002, reflecting lower average operating lease assets at Technology and Specialty, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Interest expense of $92.8 million decreased $16.9 million from 2002 due to a decrease in average debt balances and lower average interest rates.

SG&A expenses of $69.5 million decreased $11.9 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce and reduced commission expense at Technology due to a decrease in investment volume and asset remarketing activity.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $10.5 million decreased $17.9 million from the prior year period. As a result of Air Canada's bankruptcy filing, a net provision of $9.6 million was recorded in 2003 to reserve for an unsecured note to Air Canada which was subsequently sold. The prior year period included a $10.0 million provision related to one Technology leasing investment which was largely offset by a gain on extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $20.4 million increased $4.8 million from the prior year and primarily relate to Specialty assets, including marine operating assets.

The allowance for possible losses of $54.9 million decreased $13.7 million from December 31, 2002 and was approximately 6.7% of reservable assets, moderately higher than 6.3% at year end. Reservable assets are defined as gross receivables, finance leases and loans. Net charge-offs of reservable assets totaled $25.9 million for the current nine-month period and included a $12.8 million write-off related to the Air Canada note as well as write-offs related to Venture and Technology investments.

Non-performing assets of $148.5 million increased $53.6 million from year end primarily due to higher Air and Specialty investments on non-accrual status. Non-performing assets include operating lease assets, which are not included in reservable assets discussed above. The increase in non-performing assets from year end was primarily attributable to operating lease assets.

Net income of $29.9 million decreased $4.4 million from last year. The effect of lower yielding leases and lower asset remarketing income contributed to the decrease in net income, partially offset by lower SG&A expenses and a $10.0 million after-tax insurance recovery of litigation expenses.

CORPORATE AND OTHER

Corporate and other net expense was $16.7 million for the first nine months of 2003 compared to $20.8 million for the prior year period. The decrease in net expense was primarily due to lower interest expense.

TAXES

GATX's effective tax rate from continuing operations was 38% for the nine months ended September 30, 2003 compared to 33% for the nine months ended September 30, 2002. The Company expects the full year effective tax rate to be approximately 38%. The lower rate in 2002 was attributable to the extraterritorial income
(ETI) exclusion on certain qualifying cross-border leases. The Company anticipates a lower ETI benefit in 2003.

In January 2003, the Company concluded federal income tax audits of years 1992 through 1996 and paid tax deficiencies, including interest, of $21.4 million. The tax deficiencies were primarily due to the previously disclosed IRS settlement related to disallowed interest expense on loans in the Company's corporate owned life insurance (COLI) programs, and were accrued for in previous years.

The Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return, largely due to bonus tax depreciation on new assets. In accordance with IRS rules and subject to certain limitations, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. GATX received a $118.0 million refund as a result of the carryback of the 2002 net loss in May 2003. The company estimates that recoverable income taxes as of September 30, 2003 were $63.9 million.

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

CASH FLOW AND LIQUIDITY

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, fund portfolio investments and capital additions, and pay dividends. A continued weak economic environment could decrease demand for GATX's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

Net cash provided by operating activities of continuing operations for the first nine months of 2003 was $325.1 million, $69.6 million higher than the prior year period due in part to the timing of federal tax refunds and payments and a $39.2 million pension contribution in 2002. The 2003 period includes a federal income tax refund of $118.0 million as a result of the carryback of the 2002 net loss and a federal income tax payment of $21.4 million related to the settlement of the IRS audit for the period 1992 - 1996. Comparison of cash from operations between periods is also affected by other changes in working capital.

Portfolio proceeds of $568.2 million were down $105.0 million from $673.2 million in the 2002 period due to lower proceeds from disposals of leased equipment and a decrease in finance lease payments received, partially offset by increases in cash distributions from joint venture investments.

Portfolio investments and capital additions for the first nine months of 2003 totaled $612.8 million, a decrease of $274.6 million from the first nine months of 2002. Portfolio investments and capital additions at Financial Services of $489.8 million were $339.0 million lower than the prior year period, primarily due to fewer aircraft progress payments and deliveries, lower volume at Technology and curtailed investment at Specialty and Venture. Rail invested $123.0 million in the first nine months of 2003, an increase of $64.4 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003, as well as additional KVG railcar investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

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

In the current nine-month period GATX issued $125.0 million of long-term convertible debt. Including the financing activity of its wholly-owned subsidiary, GFC, GATX issued a total of $574.5 million and repaid $846.7 million of long-term debt. Other significant financings in the first nine months of 2003 included $171.5 million of aircraft financing guaranteed by the European Export Credit Agencies, $128.6 million of technology nonrecourse financing, $100.0 million from a commercial paper conduit securitization facility and $37.1 million of aircraft financing guaranteed by the U.S. Export-Import Bank.

GFC has revolving credit facilities totaling $539.3 million, consisting of three agreements for $254.3 million, $145.0 million and $140.0 million, expiring in 2004, 2005 and 2006, respectively. At September 30, 2003, availability under all credit facilities was $513.9 million, with $25.4 million of letters of credit outstanding under the most recent facility. The revolving credit facilities contain various restrictive covenants, which limit GFC's ability to dividend or lend funds to GATX, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charges coverage ratio. At September 30, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

In the second quarter 2003, GFC registered $1.0 billion of unsecured debt securities and pass through certificates under a shelf registration statement filed with the Securities and Exchange Commission. Pass through certificates are securities that evidence an ownership interest in a pass through trust. The property held by each pass through trust may include promissory notes secured by railcars or aircraft that are owned or leased by GFC. No amounts were issued pursuant to the shelf registration as of September 30, 2003.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing and constrained GFC's access to the commercial paper market. As a result, GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

One of the factors that the rating agencies monitor in reviewing GFC's credit rating is its use of secured debt. In particular, S&P monitors the ratio of GFC's secured assets as a percentage of total assets. Over the last two years, this ratio has increased substantially as GFC has financed 24 new aircraft deliveries with secured debt supported by the European Credit Agencies and the U.S. Export-Import Bank. GATX currently believes that its secured asset ratio can be maintained at levels acceptable to the rating agencies. However, if GFC became unable to access unsecured financing in the future, it may have to rely on secured financing and could suffer a credit rating downgrade if the resulting increase in its secured asset ratio became unacceptable to one or both rating agencies.

Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at September 30, 2003 were $711.0 million, comprised as follows:
$80.3 million in the remainder of 2003, $361.0 million in 2004-2005, $249.6 million in 2006-2007, and $20.1 million thereafter.

                        COMPARISON OF THIRD QUARTER 2003
                              TO THIRD QUARTER 2002

In the third quarter 2003, GATX reported net income of $22.7 million or $.46 per diluted share compared to $19.1 million or $.39 per share on a diluted basis in the prior year period.

GATX RAIL

Rail's gross income of $176.4 million for the third quarter of 2003 increased $12.3 million over the prior year period. Excluding KVG, gross income was $1.0 million lower than the prior year period. Fewer active cars in the North American fleet combined with lower lease rates contributed to a $2.6 million decline in North American lease income. The decline in North American lease income was partially offset by improved European lease income due to a larger fleet.

Share of affiliates' earnings of $4.0 million were $1.3 million higher than the prior year period. Excluding KVG's earnings of $1.0 million in 2002, share of affiliates' earnings were $2.3 million higher than the prior year period due to improved earnings at both domestic and European affiliates. The domestic share of affiliates' earnings increase is primarily the result of favorable maintenance expense in the current year period. European share of affiliates' earnings increased $.7 million over the prior year period due to a larger fleet and favorable currency translation.

Ownership costs of $86.8 million were $4.4 million higher than the prior year period. Excluding KVG, ownership costs of $81.6 million were comparable to the prior year period.

Maintenance expense increased $5.1 million from the prior year period to $42.8 million. Excluding KVG, maintenance expense of $39.6 million was $1.9 million higher than the prior year period. The increase was primarily due to $1.5 million of costs related to bolster inspections and replacements.

SG&A expenses of $19.1 million were up $1.6 million from the prior year period. Excluding KVG, SG&A expenses of $16.7 million decreased $.8 million primarily due to cost saving initiatives.

Rail's net income of $13.6 million was $1.1 million lower than the prior year period. Excluding KVG, net income of $12.7 million was down $2.0 million from the prior year period primarily due to lower North American lease income and increased maintenance expense, partially offset by improved results in Europe.

FINANCIAL SERVICES

Financial Services' gross income of $159.5 million decreased $19.2 million from the prior year period due to lower lease, interest and asset remarketing income. Lease income of $78.3 million was down $24.5 million primarily due to a decline in Technology lease assets slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $9.1 million decreased $5.9 million from the prior year period primarily due to declining loan balances at Venture. The prior year period also included interest related to the Air Canada loan that was sold during the second quarter of this year. Asset remarketing income of $7.7 million was lower than the prior year period by $2.5 million primarily due to a decrease in remarketing activity at Technology. Other income of $13.8 million increased from zero in the prior year due to a $12.0 million insurance recovery on previously expensed litigation-related charges and the absence of foreign currency translation losses in the current year period.

Share of affiliates' earnings of $14.5 million decreased $1.1 million from the prior year period earnings of $15.6 million primarily due to lower income at Air affiliates as the result of additional aircraft placed on non-accrual status during the current year period.

Ownership costs of $82.4 million decreased $19.3 million compared to the prior year period due to lower depreciation and interest expense. Depreciation expense of $49.4 million decreased $11.8 million from 2002 reflecting the lower level of investment in Technology operating lease assets offset slightly by an increase in operating lease assets at Air. Interest expense of $31.0 million decreased $6.5 million due to a decrease in average debt balances and lower interest rates.

SG&A expenses of $22.8 million decreased $5.7 million from the prior year period due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower commission expense at Technology due to a decrease in asset remarketing activity and lower legal and consulting fees.

Net income for the current three-month period was $13.6 million, compared to $12.2 million in the prior year period. The increase from the prior year period was principally the result of the receipt of settlement proceeds of $7.3 million after-tax related to claims against various insurers with respect to previously expensed litigation-related charges and lower ownership costs, partially offset by lower lease, interest and asset remarketing income.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is in effect for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement does not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in GATX's or GFC's credit rating, either of which could have an effect on the Company's borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

GATX previously reported that East European Kolia-System Financial Consultant S.A. (Kolia) filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX Corporation. The complaint alleges damages of approximately $52 million arising out of the unlawful acquisition by DEC, in August of 1998, of a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and subsequent removal of valuable property from Kolsped. At a hearing held on October 22, 2003 in Warsaw, the court rendered a decision in favor of DEC, dismissing Kolia's action. The plaintiff will have until November 12, 2003 to file an appeal and has indicated its intention to do so.

GATX previously reported entering into a settlement with the Burlington Northern Santa Fe Railway Company (Burlington Northern) of a suit arising from an incident in which a Burlington Northern train proceeding through New Iberia, Louisiana derailed several of its cars, including a tank car owned by the GATX Rail division of GATX Financial Corporation that ruptured and leaked xylene. As part of the settlement, Burlington Northern agreed to indemnify and defend GATX against all claims of plaintiffs, including three groups of plaintiffs who opted out of the class action settlement, except for punitive damage claims. Following the settlement with GATX, Burlington Northern offered to stipulate to liability in return for the agreement by the three groups of opt-out plaintiffs not to seek punitive damages. In August 2003, all three opt-out plaintiff groups agreed to the Burlington Northern proposal and the court has approved the motions implementing the proposal. Consequently, GATX has no further liability with respect to any of the plaintiffs.

GATX and its subsidiaries have been named as defendants in other litigation, and have a number of unresolved pending claims, including proceedings under governmental laws and regulations related to environmental matters. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In each of these cases, the plaintiffs seek unspecified damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The amounts claimed in some of these proceedings are substantial and the ultimate liability cannot be determined at this time. In addition, adverse court rulings or changes in applicable law could affect claims made against GATX and its subsidiaries, and increase the number, and change the nature, of such claims. However, based on known facts, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not reasonably likely to be material to GATX's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 15, 2003, the Company completed a private offering of $125 million aggregate principle amount of senior unsecured convertible notes issued under
Section 4(2) of the Securities Act of 1933 to qualified institutional buyers. The 20 year notes are unconditionally guaranteed by GATX's wholly-owned subsidiary, GATX Financial Corporation, and carry a 5% coupon and may be convertible at any time prior to maturity into GATX common stock at an initial conversion price of $23.6915 per share, in multiples of $1,000 principal amount, under any of the following circumstances: (i) during any period from and including the eleventh trading day in a calendar quarter up to, but not including, the eleventh day of the following calendar quarter (the "conversion period") if the Sale Price (defined as the price per share for the securities exchange on which the common stock is traded) of common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day preceding such conversion period is greater than or equal to 120% of the conversion price; or (ii) during any period that (A) the long-term credit rating assigned to the notes by both Moody's Investors Service, Inc. and Standard & Poor's Rating Services is lower than Ba2 and BB, respectively, (B) both Moody's and Standard & Poor's no longer rate the notes or have withdrawn their ratings with respect to the notes, or (C) either Moody's or Standard & Poor's no longer rate the notes or have withdrawn or suspended such rating and the remaining rating is lower than Ba2 or BB, as applicable; or (iii) if the Company has called the notes for redemption; or (iv) during the five business day period after any five consecutive trading day period in which the trading price of the notes for each day within the period is less than 95% of the conversion value of the notes during that period; provided, however, that no notes may be converted based on the satisfaction of this condition if on any day during such five consecutive trading day period, the Sale Price of common stock is between the conversion price and 120% of the conversion price; or (v) upon the occurrence of specified corporate transactions including a distribution to stockholders of rights to purchase shares at less than the Sale Price at the time, a distribution of assets, debt securities or rights to purchase securities at a per share value exceeding 10% of the Sale Price or a consolidation, merger or binding share exchange pursuant to which common stock would be converted to cash securities or property. The conversion price will be subject to adjustment in certain events. The Company may elect, at its option, to deliver, in lieu of common stock, cash or any combination of cash and common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

                  Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)               Reports on Form 8-K:

                  Form 8-K filed on August 15, 2003 reporting the completion of a private offering of $125 million of senior unsecured convertible notes.

                  Form 8-K filed on October 29, 2003 reporting the press release of third quarter 2003 results and the transcript of the October 23, 2003 earnings conference call.

                  Form 8-K filed on October 31, 2003 providing the slide presentation made at the Piper Jaffray Financial Services Conference on October 29, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GATX CORPORATION
                                                (Registrant)

                                            /s/ Brian A. Kenney
                               ---------------------------------------------
                                              Brian A. Kenney
                                         Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer)

Date: November 12, 2003

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

EXHIBIT

31a Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CEO Certification)

31b Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CFO Certification)

32                Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
                  Certification)

99 Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of GATX Corporation's total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.