Form 10-K
period 2003-12-31
GATX CORP
filed 2004-03-15
CIK 40211

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



                                   OR




    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-2328
                             ---------------------

                            (GATX CORPORATION LOGO)

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $802.8 million on June 30, 2003.

    Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date: 49,258,969 common shares were outstanding as of March 5, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

    GATX's definitive Proxy Statement to be filed on or about March 15,
2004                                                                    PART III

                           INDEX TO GATX CORPORATION

                                 2003 FORM 10-K

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                     PART I
Item 1.   Business....................................................      2
            Business segments.........................................      2
              GATX Rail...............................................      2
              GATX Air................................................      3
              GATX Technology Services................................      4
              GATX Specialty Finance..................................      4
              Discontinued Operations -- Integrated Solutions Group...      4
            Trademarks, Patents and Research Activities...............      5
            Seasonal Nature of Business...............................      5
            Customer Base.............................................      5
            Employees.................................................      5
            Environmental Matters.....................................      5
            Risk Factors..............................................      6
            Available Information.....................................      8
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     11
          Executive Officers of the Registrant........................     11
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     13
Item 6.   Selected Consolidated Financial Data -- Five-Year Summary...     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15
            Year ended December 31, 2003 compared to year ended
          December 31, 2002...........................................     15
            Year ended December 31, 2002 compared to year ended
          December 31, 2001...........................................     27
            Balance Sheet Discussion..................................     36
            Cash Flow Discussion......................................     41
            Liquidity and Capital Resources...........................     42
            Critical Accounting Policies and Estimates................     46
            New Accounting Pronouncements.............................     47
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     48
Item 8.   Financial Statements and Supplementary Data.................     49
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     98
Item 9A.  Controls and Procedures.....................................     98
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     98
Item 11.  Executive Compensation......................................     98
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholders Matters.................     98
Item 13.  Certain Relationships and Related Transactions..............     98
Item 14.  Principal Accountant Fees and Services......................     98
                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     99
            Signatures................................................    100
            Schedules.................................................    101
            Exhibits..................................................    105

                                     PART I

ITEM 1.  BUSINESS

     GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides its services primarily through four operating segments:
GATX Rail (Rail), GATX Air (Air), GATX Technology Services (Technology) and GATX Specialty Finance (Specialty). Through these businesses, GATX combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GATX specializes in railcar and locomotive leasing, aircraft operating leasing, information technology leasing, and financing other large ticket equipment.

     GATX invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

     At the end of 2003, GATX completed a reorganization which resulted in changes in management structure and reporting. As a result, GATX expanded its operating segments from Rail and Financial Services, as previously reported, to Rail, Air, Technology and Specialty. The results of American Steamship Company
(ASC) and corporate expenses not allocated to the segments are included in Other.

     At December 31, 2003, GATX had balance sheet assets of $6.1 billion, comprised of operating assets such as railcars, commercial aircraft and information technology equipment. In addition to the $6.1 billion of assets recorded on the balance sheet, GATX utilizes approximately $1.3 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet.

     See discussion in Note 24 to the consolidated financial statements for additional details regarding financial information about geographic areas.

BUSINESS SEGMENTS

     See discussion in the RISK FACTORS section of Part I and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS section of Part II, Item 7 of this document for additional details regarding each segment's business and operating results.

                                   GATX RAIL

     Rail is headquartered in Chicago, Illinois and is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides both full service leases and net leases. Under a full service lease, Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. Under a net lease, the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2003, GATX's owned worldwide fleet, including Rail and Specialty owned cars, totaled approximately 125,000 railcars. GATX also has an ownership interest in approximately 27,000 railcars worldwide through Rail and Specialty's investments in affiliated companies.

     As of December 31, 2003, Rail's North American fleet consisted of approximately 105,000 railcars, comprised of 61,000 tank cars and 44,000 freight cars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 16 years. The utilization rate of Rail's North American railcar fleet was 93% at December 31, 2003. Rail has interests in 6,000 railcars and 800 locomotives through its investments in affiliated companies in North America.

     In North America, Rail typically leases new railcars for terms of approximately five years. Renewals, or extension of existing leases, are generally for periods ranging from less than a year to ten years, with an average lease term of four years. Rail purchases most of its new railcars from a limited number of manufacturers, including Trinity Industries, Inc., American Railcar Industries, and Union Tank Car Company. Rail signed agreements with Trinity Industries, Inc. and with Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured cars, respectively, for orders through 2007.

     Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, and various financial institutions. At the end of 2003, there were approximately 274,000 tank cars and
1.4 million freight cars owned and leased in North America. At December 31, 2003, Rail's owned fleet comprised approximately 22% of the tank cars in North America and approximately 3% of the freight cars in North America. Principal competitive factors include price, service, availability and customer relationships.

     Rail operates a network of major service centers across North America supplemented by a number of smaller service centers and a fleet of service trucks. Additionally, Rail utilizes independent third-party repair facilities.

     In addition to its North American fleet, Rail has direct or indirect ownership interests in three European fleets. In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), Poland's national tank car fleet and fuel distribution company. DEC's assets include approximately 10,000 tank cars and a railcar maintenance network. DEC maintains two business offices and operates three major service centers in Poland.

     In December 2002, Rail acquired the remaining interest in KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European tank car lessor. Prior to the 2002 acquisition, Rail held a 49.5% interest in KVG. At December 31, 2003, KVG had approximately 8,000 railcars, business offices in both Germany and Austria and a service center in Germany. Rail also owns a 37.5% interest in AAE Cargo AG
(AAE), a freight car lessor headquartered in Switzerland that operates approximately 18,000 cars.

     Worldwide, Rail provides more than 120 railcar types used to ship over 650 different commodities, principally chemicals, petroleum, and food products. During 2003, approximately 36% of railcar leasing revenue was attributable to shipments of chemical products, 27% related to shipments of petroleum products, 14% related to shipments of food, 11% related to leasing cars to railroads and 12% related to other revenue sources. Rail leases railcars to over 900 customers, including major chemical, oil, food, agricultural and railroad companies. In 2003, no single customer accounted for more than 3% of total railcar leasing revenue.

                                    GATX AIR

     Air is headquartered in San Francisco, California and is primarily engaged in leasing newer, narrow-body aircraft widely used by commercial airlines throughout the world. Air typically enters into net leases under which the lessee is responsible for maintenance, insurance and taxes. Air owns directly or with others 163 aircraft, 48 of which are wholly-owned with the balance owned in combination with other investors. All of the aircraft are in compliance with Stage III noise standards and together have a weighted average age of approximately five years based on net book value. Generally, new aircraft have an estimated useful life of approximately 25 years. Aircraft currently on lease have an average remaining lease term of approximately four years. Air typically offers lease terms in the range of three to five years.

     Air's customer base is diverse by carrier and geographic location. Air leases to 59 airlines in 28 countries and in 2003, no single customer contributed more than 8% of Air's total revenue or represented more than 9% of Air's total net book value. At December 31, 2003, the countries with significant concentrations of Air's commercial aircraft were Turkey, with approximately $262.9 million or 13% of Air's total assets of $2,006.0 million, including off balance sheet assets of $29.0 million, and Italy with approximately $238.8 million or 12% of Air's total assets, including off balance sheet assets. Air purchases new aircraft from Airbus Industrie (Airbus) and The Boeing Company (Boeing) and also acquires used aircraft in the secondary market. Air primarily competes with independent leasing companies, leasing subsidiaries of commercial banks, and financing arms of equipment manufacturers. The primary competitive factors are pricing and availability of aircraft types.

     Air also manages 74 aircraft for third parties. Air's management role includes marketing the aircraft, monitoring aircraft maintenance and condition, and administering the portfolio, including billing and collecting rents, accounting and tax compliance, reporting and regulatory filings, purchasing insurance, and lessee credit evaluation.

                            GATX TECHNOLOGY SERVICES

     Technology, headquartered in Tampa, Florida, is a leading independent lessor of information technology (IT) equipment in North America. In addition, Technology has ownership interests in technology leasing companies in the United Kingdom (U.K.) and Germany. Technology assists its customers in acquiring IT equipment from leading manufacturers and resellers. This equipment includes personal computers, servers, midrange computers, mainframe computers and communications equipment. IT equipment is typically depreciated to an estimated residual value over the lease term, which is approximately three to five years. The average size of an IT transaction is approximately $.3 million.

     In conjunction with leasing technology equipment, Technology provides life cycle asset management services to help its customers acquire, manage, remarket and dispose of IT assets. As an independent technology lessor, Technology is not aligned with any particular manufacturer and it is able to provide these services with an unbiased perspective. These services include assessing alternative manufacturers, technologies, products and procurement plans.

     Technology serves a diverse customer base, in a broad range of industries including data processing and information services, retail, scientific, utilities, manufacturing, finance and insurance. Technology is not dependent on any single customer; no single customer accounts for more than 8% of Technology's revenues.

     Technology primarily competes with captive leasing companies of IT equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies.

                             GATX SPECIALTY FINANCE

     Specialty is headquartered in San Francisco, California and is comprised of the former specialty finance and venture finance business units, which are now managed as one operating segment. At the end of 2002, GATX announced its intention to curtail investment in specialty finance and to sell or otherwise run-off venture finance.

     The Specialty portfolio consists primarily of leases and loans, frequently including interests in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine, aircraft and other diversified investments. The portfolio of the discontinued venture business consists primarily of loans. Specialty also manages portfolios of assets for third parties with a net book value of $864.0 million. The majority of these managed assets are in markets in which GATX has a high level of expertise such as aircraft, power generation, rail equipment, and marine equipment. Specialty generates fee-based income through transaction structuring and portfolio management services. Fees are earned at the time a transaction is completed and/or on an ongoing basis in the case of portfolio management activities. Specialty also derives remarketing income when assets are sold from the owned portfolio and residual sharing fees from managed assets sold on behalf of third parties.

     Specialty sold its venture finance portfolios in the U.K. and Canada in 2003, and continues to run-off the remaining venture finance portfolio. GATX anticipates that the venture finance portfolio will be substantially liquidated by the end of 2005. Venture finance-related assets, including $1.6 million off balance sheet assets, are $105.5 million at December 31, 2003, 15% of Specialty's total assets of $721.3 million, including $13.7 million of off balance sheet assets.

     The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers and investment banks.

             DISCONTINUED OPERATIONS -- INTEGRATED SOLUTIONS GROUP

     GATX completed the divestiture of the Integrated Solutions Group (ISG) segment in 2002. The ISG segment provided logistics and supply chain services to the chemical, petroleum, and dry goods industries and was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics) and minor business development efforts. As a result, the financial data for the ISG segment is presented as discontinued operations for all periods.

     In the first quarter of 2001, GATX sold the majority of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GATX sold substantially all of Terminals' European operations. In the second and third quarters of 2001, GATX sold Terminals' Asian operations and its interest in a United States (U.S.) distillate and blending distribution affiliate. In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

     Patents, trademarks, licenses, and research and development activities are not material to GATX's businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

     Seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

CUSTOMER BASE

     Neither GATX as a whole nor any of its business segments is dependent upon a single customer or concentration among a few customers.

EMPLOYEES

     As of December 31, 2003, GATX and its subsidiaries had approximately 2,250 employees, of whom 33% were hourly employees covered by union contracts.

ENVIRONMENTAL MATTERS

     GATX's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with leasing rail cars. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

     Some of GATX's real estate holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is now subject to and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2003, environmental costs were not material to GATX's results of operations, financial position or liquidity. For further discussion, see Note 16 to the consolidated financial statements.

RISK FACTORS

     GATX's businesses are subject to a number of risks which investors should consider.

     - Liquidity and Capital Resources. GATX is dependent in part upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, financial performance and outlook, and credit ratings as determined primarily by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). In addition, based on GATX's current credit ratings, access to the commercial paper market and uncommitted money market lines is uncertain and cannot be relied upon. It is possible that GATX's other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

     - Terrorism/International Conflict. National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorists' attacks, could result in continued global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX's businesses. The effects may include, among other things, a decrease in demand for air travel and rail services, consolidation and/or additional bankruptcies in the rail and airline industries, lower utilization of new and existing aircraft and rail equipment, lower rail and aircraft rental rates or a slower recovery of such rates, impairment of rail and air portfolio assets and fewer partners for joint ventures. Depending upon the severity, scope and duration of these effects, the impact on GATX's financial position, results of operations and cash flows could be material.

     - Competition. GATX is subject to intense competition in its rail, aircraft and technology leasing businesses. In many cases, these competitors are larger entities that have greater financial resources, higher credit ratings and access to lower cost capital than GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX's asset utilization or GATX's ability to lease assets on a profitable basis.

     - Lease versus Purchase Decision. GATX's core businesses rely upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into the customer's decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations, and operational flexibility. GATX has no control over these external considerations and changes in these factors could negatively impact demand for its leasing products.

     - Effects of Inflation. Inflation in railcar rental rates as well as inflation in residual values for air and rail equipment have historically benefited GATX's financial results. Effects of inflation are unpredictable as to timing and duration, depending on market conditions and economic factors.

     - Asset Obsolescence. GATX's core assets may be subject to functional, regulatory, or economic obsolescence. Although GATX believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals or the adoption of new regulatory requirements will not cause unexpected asset obsolescence in the future.

     - Allowance for Possible Losses. GATX's allowance for possible losses may be inadequate if unexpected adverse changes in the economy exceed the expectations of management, or if discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses related to reservable assets, including gross receivables, finance leases, and loans, then GATX's financial position or results of operations could be negatively impacted.

     - Impaired Assets. An asset impairment charge may result from the occurrence of unexpected adverse changes that impact GATX's estimates of expected cash flows generated from our long-term assets. GATX regularly reviews long-term assets for impairments, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable. GATX may be required to recognize asset impairment charges in the future as a result of the weak economic environment, challenging market conditions in the air, rail or technology markets or events related to particular customers or asset types.

     - Insurance. The ability to insure its rail and aircraft assets and their associated risks is an important aspect of GATX's ability to manage risk in these core businesses. There is no guarantee that such insurance will be available on a cost-effective basis consistently in the future.

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

     - Potential for Claims and Lawsuits. The nature of assets which GATX owns and leases exposes the Company to the potential for various claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. Some of the commodities transported by GATX's railcars, particularly those classified as hazardous materials, can pose risks that GATX and its subsidiaries work with its customers to minimize. The potential liabilities could have a significant effect on GATX's consolidated financial condition or results of operations.

     - Commodity/Energy Prices. Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, particularly in the chemical and airline industries. In addition, commodity prices such as the price of steel are a large component of railcar manufacturing. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the cost and demand for our products and services.

     - Regulation. GATX's air and rail operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. New regulatory rulings may negatively impact GATX's financial results and economic value of its assets.

     - Risk Concentrations. GATX's revenues are generally derived from a wide range of asset types, customers and geographic locations. However, from time to time, GATX could have a large investment in a particular asset type, a large revenue stream associated with a particular customer, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a particular asset type, discrete events with a specific customer, or adverse regional economic conditions, particularly for those assets, customers or regions in which GATX has a concentrated exposure, could have a negative impact on GATX's results of operations.

     - Foreign Currency. GATX's results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, revenue and other operating results, when translated, may differ materially from expectations. GATX is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GATX domestically and internationally, and could have a negative impact on GATX's results of operations.

     - Asset Utilization and Lease Rates. GATX's profitability is largely dependent on its ability to maintain assets on lease (utilization) at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates, including, but not limited to: an economic downturn causing reduced demand or oversupply in the markets in which the company operates, changes in customer behavior, or any other change in supply or demand caused by factors discussed in this Risk section.

     - Retirement Benefits. GATX's pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX's results of operations.

     - Income Taxes. GATX is subject to taxes in both the U.S. and various foreign jurisdictions. As a result, GATX's effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or by material audit assessments. In addition, deferred tax balances reflect the benefit of net operating loss carryforwards, the realization of which will be dependent upon generating future taxable income.

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

     At December 31, 2003, locations of operations were as follows:

RAIL

HEADQUARTERS
Chicago, Illinois

BUSINESS OFFICES
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Philadelphia, Pennsylvania
Houston, Texas
Calgary, Alberta
Montreal, Quebec
Vienna, Austria
Sydney, Australia
Hamburg, Germany
Mexico City, Mexico
Nowa Wie-Wielka, Poland
Warsaw, Poland

MAJOR SERVICE CENTERS
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Coteau-du-Lac, Quebec
Montreal, Quebec
Moose Jaw, Saskatchewan
Hanover, Germany
Tierra Blanca, Mexico
Gdansk, Poland
Ostroda, Poland
Slotwiny, Poland

MINI SERVICE CENTERS
Macon, Georgia
Terre Haute, Indiana
Geismar, Louisiana
Kansas City, Missouri
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Plantersville, Texas
Czechowice, Poland
Jedlicze, Poland
Plock, Poland

MOBILE SERVICE UNITS
Mobile, Alabama
Colton, California
Lake City, Florida
East Chicago, Indiana
Norco, Louisiana
Sulphur, Louisiana
Albany, New York
Masury, Ohio
Cooper Hill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Red Deer, Alberta
Clarkson, Ontario
Sarnia, Ontario
Montreal, Quebec
Quebec City, Quebec
Vancouver, British Columbia
Tierra Blanca, Mexico

AFFILIATES
San Francisco, California
La Grange, Illinois
Kansas City, Missouri
Zug, Switzerland

AIR

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Seattle, Washington
Toulouse, France
Tokyo, Japan
London, United Kingdom

AFFILIATES
Dublin, Ireland
London, United Kingdom

TECHNOLOGY

HEADQUARTERS
Tampa, Florida

BUSINESS OFFICES
Oldsmar, Florida
Tampa, Florida

AFFILIATES
Bad Homburg, Germany
Hertfordshire, United Kingdom

SPECIALTY

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Lafayette, California
Sydney, Australia

CORPORATE HEADQUARTERS

Chicago, Illinois

OTHER BUSINESS OFFICES

Williamsville, New York

ITEM 3.  LEGAL PROCEEDINGS

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. vs. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the GATX Rail division of GATX Financial Corporation, a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the city of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to have the class certified. Settlement negotiations are ongoing.

     In March 2001, East European Kolia-System Financial Consultant S.A. (Kolia) filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX, alleging damages of approximately $52 million arising out of the unlawful taking over by DEC in August of 1998, of a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and removal of valuable property from Kolsped. The complaint was served on DEC in December 2001. The plaintiff claims that DEC unlawfully obtained confirmation of satisfaction of a condition precedent to its purchase of 51% interest in Kolsped, following which it allegedly mismanaged Kolsped and put it into bankruptcy. The plaintiff claims to have purchased the same 51% interest in Kolsped in April of 1999, subsequent to DEC's alleged failure to satisfy the condition precedent. GATX purchased DEC in March 2001 and believes this claim is without merit, and is vigorously pursuing the defense thereof. DEC has filed a response denying the allegations set forth in the compliant. The parties have each confirmed their respective positions in the case at a hearing held in early March of 2002. At a hearing held on October 22, 2003, the court rendered a decision in favor of DEC, dismissing Kolia's action. On December 9, 2003, the plaintiff filed an appeal of the decision.

     On December 29, 2003, a suit was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. On January 20, 2004, Canadian Pacific removed the case to the United States District Court for the District of Minnesota Civil No. 04 CU-140-(DSD/SRN) but on February 19, 2004, consented to a remand to the District Court of the State of Minnesota, County of Hennepin. The lawsuit seeks damages for an incident that occurred on Friday, January 18, 2002 when a Canadian Pacific train containing anhydrous ammonia cars derailed near Minot, North Dakota. As a result of the derailment, several tank cars fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of which fifteen were admitted to the hospital and a number of others were purportedly affected. The plaintiff alleges among other things that the incident (i) caused the wrongful death of her husband, and (ii) caused her to suffer permanent physical injuries and emotional and physical pain. The complaint alleges that the incident was proximately caused by the defendants who are liable under a number of legal theories, and states that it is plaintiffs' information and belief that the Canadian Pacific and its related entities are solely at fault for the incident. However, because the NTSB had not yet released a report of its investigation into the incident at the date of filing of the Complaint, plaintiffs were unsure if the tank car suppliers had any responsibility and therefore named all of the tank car manufacturers and owners with cars involved in the incident, including GATX Financial Corporation (erroneously named as GATX Rail Corporation) to avoid being barred by the statute of limitations. On March 9, 2004, the NTSB released a synopsis of its anticipated report, which sets forth a number of conclusions including that the failure of the track caused the derailment and that the catastrophic fracture of tank cars increased the severity of the accident. GFC intends to defend this suit vigorously. On January 9, 2004, the plaintiff filed an action that is almost identical to this action in United States District Court, District of North Dakota, Northwest Division, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. Case Number A4-04-02. GATX has not yet been served in the North Dakota action.

     GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The number of these claims and the corresponding demands for indemnity against the Company increased in 2003. It is possible that the number of these claims could continue to grow and that the cost of these claims could correspondingly increase in the future.

     The amounts claimed in some of the above described proceedings are substantial and the ultimate liability cannot be determined at this time. However, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations. Adverse court rulings or changes in applicable law could affect claims made against GATX and its subsidiaries, and increase the number, and change the nature, of such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), the following information regarding GATX's executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

                                                                                         POSITION
                                                                                           HELD
NAME                                                     OFFICE HELD                      SINCE     AGE
----                                                     -----------                     --------   ---
Ronald H. Zech.......................  Chairman, President and Chief Executive Officer     1996     60
Brian A. Kenney......................  Senior Vice President and Chief Financial           2002     44
                                       Officer
Ronald J. Ciancio....................  Vice President, General Counsel and Secretary       2000     62
Gail L. Duddy........................  Vice President, Human Resources                     1999     51
William M. Muckian...................  Vice President, Controller and Chief Accounting     2002     44
                                       Officer
William J. Hasek.....................  Vice President and Treasurer                        2002     47
Robert C. Lyons......................  Vice President, Investor Relations                  2002     40
David M. Edwards(a)..................  President, GATX Rail, a division of GATX            2000     52
                                       Financial Corporation
Alan C. Coe(a).......................  President, GATX Air, a division of GATX             1997     52
                                       Financial Corporation
Thomas K. McGreal(a).................  President, GATX Technology Services                 2001     54
                                       Corporation, a division of GATX Financial
                                       Corporation
Curt F. Glenn(a).....................  Executive Vice President, GATX Specialty            2003     49
                                       Finance, a division of GATX Financial
                                       Corporation

---------------

(a) In addition to GATX's executive officers, certain officers of subsidiaries are considered executive officers as defined in Rule 3b-7 for purposes of the Company's Annual Report on Form 10-K; these officers were elected by the Board of Directors in February 2004.

- Mr. Zech has served as Chairman, president and Chief Executive Officer of GATX since 1996. Mr. Zech served as Chief Operating Officer of GATX from 1994 to 1996.

- Mr. Kenney has served as Senior Vice President and Chief Financial Officer since 2002, and Vice President and Chief Financial Officer of GATX since 1999. Prior to that, Mr. Kenney served as Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

- Mr. Ciancio has served as Vice President, General Counsel and Secretary of GATX since 2000. Mr. Ciancio was Assistant General Counsel of GATX from 1984 to 2000.

- Ms. Duddy has served as Vice President, Human Resources since 1999. Prior to that, Ms. Duddy served as Vice President, Compensation and Benefits and Corporate Human Resources from 1997 to 1999. Ms. Duddy served as Director of Compensation and Benefits from 1995 to 1997 and Director of Compensation from 1992 to 1995.

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

- Mr. Edwards has served as President of GATX Rail since 2000. Prior to that, Mr. Edwards served as President of Integrated Solutions Group from 1999 to 2000, Senior Vice President and Chief Financial Officer of GATX Corporation from 1998 to 1999, and Vice President and Chief Financial Officer from 1994 to 1998.

- Mr. Coe has served as President of GATX Air since 1997.

- Mr. McGreal has served as President of GATX Technology Services since he joined GATX in 2001.

- In 2003, Mr. Glenn became Executive Vice President, GATX Specialty Finance. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of GATX Capital from 2000 to 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common stock holders of record as of March 5, 2004 was 3,609. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

                                                                               2003        2002
                                          2003     2003     2002     2002    DIVIDENDS   DIVIDENDS
COMMON STOCK                              HIGH     LOW      HIGH     LOW     DECLARED    DECLARED
------------                             ------   ------   ------   ------   ---------   ---------
First quarter..........................  $25.09   $13.40   $35.24   $27.05     $.32        $.32
Second quarter.........................   18.95    14.22    35.91    28.94      .32         .32
Third quarter..........................   23.55    16.00    30.35    19.33      .32         .32
Fourth quarter.........................   28.86    20.77    24.80    16.30      .32         .32

     In January 2004, GATX's first quarter dividend was reduced to $.20 per common share from previous quarterly dividends of $.32 per common share. GATX's Board of Directors reduced the dividend based upon its expectations of a gradual earnings recovery as well as balancing GATX's expected investment level, projected capital structure and other factors. The Board of Directors evaluates payment of a dividend each quarter.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED OR AT DECEMBER 31
                                             ----------------------------------------------------
                                               2003     2002(A)    2001(B)    2000(C)      1999
                                             --------   --------   --------   --------   --------
                                                      IN MILLIONS, EXCEPT PER SHARE DATA
RESULTS OF OPERATIONS
Gross income...............................  $1,314.5   $1,352.9   $1,529.7   $1,389.9   $1,258.6
Costs and expenses.........................   1,211.6    1,313.9    1,524.1    1,336.4    1,049.5
                                             --------   --------   --------   --------   --------
Income from continuing operations before
  income taxes and cumulative effect of
  accounting change........................     102.9       39.0        5.6       53.5      209.1
Income tax provision (benefit).............      26.0       10.0       (1.9)      22.7       82.8
                                             --------   --------   --------   --------   --------
  Income from continuing operations before
     cumulative effect of accounting
     change................................      76.9       29.0        7.5       30.8      126.3
Income from discontinued operations........        --        6.2      165.4       35.8       25.0
Cumulative effect of accounting change.....        --      (34.9)        --         --         --
                                             --------   --------   --------   --------   --------
NET INCOME.................................  $   76.9   $     .3   $  172.9   $   66.6   $  151.3
                                             ========   ========   ========   ========   ========
PER SHARE DATA
Basic:
  Income from continuing operations before
     cumulative effect of accounting
     change................................  $   1.57   $    .59   $    .15   $    .64   $   2.56
  Income from discontinued operations......        --        .13       3.41        .75        .51
  Cumulative effect of accounting change...        --       (.72)        --         --         --
                                             --------   --------   --------   --------   --------
Total......................................  $   1.57   $     --   $   3.56   $   1.39   $   3.07
                                             ========   ========   ========   ========   ========
Average number of common shares (in
  thousands)...............................    49,107     48,889     48,512     47,880     49,296
Diluted:
  Income from continuing operations before
     cumulative effect of accounting
     change................................  $   1.56   $    .59   $    .15   $    .63   $   2.51
  Income from discontinued operations......        --        .13       3.36        .74        .50
  Cumulative effect of accounting change...        --       (.72)        --         --         --
                                             --------   --------   --------   --------   --------
Total......................................  $   1.56   $     --   $   3.51   $   1.37   $   3.01
                                             ========   ========   ========   ========   ========
Average number of common shares and common
  share equivalents (in thousands).........    49,222     49,177     49,202     48,753     50,301
Dividends declared per share of common
  stock....................................  $   1.28   $   1.28   $   1.24   $   1.20   $   1.10
                                             ========   ========   ========   ========   ========

FINANCIAL CONDITION
Assets.....................................  $6,080.6   $6,428.3   $6,103.7   $6,231.8   $5,429.2
Long-term debt and capital lease
  obligations..............................   3,823.9    4,226.2    3,788.5    3,752.3    3,280.2
Shareholders' equity.......................     888.9      800.6      885.1      792.8      839.3
                                             --------   --------   --------   --------   --------

---------------

(a) 2002 includes a gain on sale of portion of segment of $9.2 million on a pre-tax basis, or $6.2 million on an after-tax basis. The cumulative effect of an accounting change represents a one-time, non-cash impairment charge for goodwill in excess of fair market value at January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

(b) 2001 includes a gain on sale of a portion of a segment of $343.0 million on a pre-tax basis, or $163.9 million on an after-tax basis, and also includes a $13.1 million pre-tax benefit for litigation settlements.

(c) 2000 includes a provision for litigation of $160.5 million on a pre-tax basis, or $97.6 million on an after-tax basis.

Note: Certain prior period amounts have been reclassified to conform to the 2003 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Information regarding general information and characteristics of the Company is included in ITEM 1, BUSINESS, of this document.

     The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In addition, certain factors, including Risk Factors identified in
Part I of this document may affect GATX's businesses. As a result, past financial performance may not be a reliable indicator of future performance.

STATEMENT OF INCOME DISCUSSION

     The following table presents income (loss) from continuing operations by segment and net income for the years ended December 31, 2003, 2002 and 2001 (in millions):

                                                              2003     2002     2001
                                                             ------   ------   ------
Rail.......................................................  $ 54.9   $ 25.8   $ 57.3
Air........................................................     2.1      8.1     16.8
Technology.................................................    15.2      4.7     30.1
Specialty..................................................    38.1      4.9    (41.3)
Other......................................................   (33.6)   (49.7)   (55.4)
Intersegment...............................................      .2       .3       --
                                                             ------   ------   ------
  Income (loss) from continuing operations.................    76.9     (5.9)     7.5
Discontinued operations....................................      --      6.2    165.4
                                                             ------   ------   ------
  Net income...............................................  $ 76.9   $   .3   $172.9
                                                             ======   ======   ======

     At the end of 2003, GATX completed a reorganization which resulted in changes in management structure and reporting. As a result, GATX now provides its services and products through four operating segments: Rail, Air, Technology and Specialty. Previously, GATX reported its operating segments as GATX Rail and Financial Services, which included the results of its business units, air, technology, specialty finance (including American Steamship Company (ASC)), and venture finance. All reported amounts have been restated to conform to the revised segment presentation.

     Along with the change to reporting segments, GATX revised its methodology for allocating corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, financial support and executive costs. Under the revised allocation methodology, directly attributable expenses are generally allocated to the segments, and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services. Rail's previously reported segment net income for 2002 and 2001 has been restated to incorporate the revised methodology for SG&A allocations.

     Debt balances and interest expense were allocated based upon a fixed leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt to equity. Rail's leverage ratio was set at 5:1, Air's leverage ratio was set at 4:1, Technology's leverage ratio was set at 1:1 (excluding nonrecourse debt), and Specialty's leverage ratio was set at 4:1. Any GATX debt and related interest expense that remained after this allocation methodology was assigned to Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial return.

     See Note 25 to the consolidated financial statements for further segment information.

     Following is management's discussion and analysis of GATX's comparative results of its segments, in addition to results of Other and discontinued operations.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

  GATX RAIL

     Challenging market conditions in the North American rail industry continued to affect Rail in 2003. An oversupply of certain car types in the railcar market, short backlogs at new car manufacturers, and a weak economic environment has resulted in lease rates that are still below peak lease rates of the late 1990's. Aggressive competition from other lessors pressured lease rates as well. Despite an improving economy in North America, the earnings recovery from Rail's existing fleet is likely to be gradual due to the average lease term of Rail's portfolio and that approximately 36% of Rail's revenue comes from the chemical sector, which has also lagged the general economy.

     With an average lease term of five years, a significant portion of the North American fleet comes up for renewal each year. During 2003, approximately 26,000 cars previously leased in a stronger market at more attractive rates were renewed with the same customer or placed with a new customer ("assigned") at market rates which were lower on average than the previous rate. Although the downward trend in absolute lease rates has abated somewhat, Rail anticipates that approximately 25,000 cars during 2004 will also be renewed or assigned at rates generally lower than the previous contract rate, slowing the pace of Rail's earnings recovery.

     In 2003, utilization of the North American fleet improved from 91% to 93%. The increase in utilization from the prior year end was the result of aggressive efforts to improve the renewal success rate, to market specific car types and to scrap older, uneconomic cars from the fleet. Active cars in North America increased by approximately 1,100 cars after two consecutive years of decline. The acquisition at the end of the fourth quarter in 2003 of a fleet of 1,200 covered hoppers on long-term lease drove the increase in active cars.

     Investment in new cars for North America increased in 2003 over the prior year. Rail entered into agreements in late 2002 with Trinity Industries, Inc. and Union Tank Car Company to acquire new cars at pre-negotiated prices. Under this program, Rail took delivery of approximately 1,000 new cars in 2003. Rail continued to purchase new cars and actively pursue secondary market transactions in order to capitalize on the slowly improving market. As the market improves, increased railcar manufacturing backlogs may affect new car prices. The recent sharp increase in steel prices may also affect new car prices.

     The trend of increasing costs for maintaining the North American fleet continued in 2003. Despite fewer cars in the total fleet, maintenance costs rose, largely due to an increase in the number of car assignments. In addition, maintenance costs were adversely affected in 2003 as a result of an American Association of Railroads (AAR) requirement to replace bolsters on certain cars (see discussion below). The trend in maintenance costs is expected to continue in 2004 due to additional compliance work, anticipated high assignment levels, and completing the remainder of the bolster replacement work.

     In 2003, Rail's European operations generally experienced a more favorable market environment compared to its North America operations. Rail's wholly-owned European subsidiaries DEC and KVG primarily serve the tank car market, and AAE, a European joint venture, primarily serves the general freight car market. Fleet utilization at both KVG and AAE is in the high 90%'s. AAE has benefited from the high growth rates of shipping activity at European seaports. DEC's performance has been negatively affected by a weak Polish economy.

     The long-term outlook for the European market is positive. The European Union is encouraging the use of railways in place of the congested road system. KVG and DEC are in the early stages of integrating their tank car operations and DEC is moving from its high cost trip-lease business model to a low cost operating lease business model as it continues to improve its cost structure. This transition may negatively affect short-term earnings, but is expected to result in long-term operational efficiencies.

     Rail acquired the remaining interest in KVG in December 2002. As a result, Rail's year over year income comparability is affected by the inclusion of 100% of KVG's results in 2003 compared to 49.5% in 2002. KVG's revenues converted to U.S. dollars were approximately $66.0 million in 2003. KVG's operating results were affected by a continued weak European economy, offset by strong new car additions, as its primary markets of chemical, petroleum, mineral and liquid petroleum gas remained stable. In addition, KVG was instrumental in placing DEC tank cars in service outside of Poland, a key European strategy for Rail.

  Gross Income

     Components of Rail's gross income are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Lease income................................................  $635.6   $608.6
Asset remarketing income....................................     4.7      4.9
Fees........................................................     2.9      3.4
Other.......................................................    46.6     42.2
                                                              ------   ------
  Revenues..................................................   689.8    659.1
Share of affiliates' earnings...............................    12.5     13.1
                                                              ------   ------
  Total gross income........................................  $702.3   $672.2
                                                              ======   ======

     Rail's 2003 gross income of $702.3 million was $30.1 million higher than 2002. Excluding the impact of KVG in both periods, gross income was down $20.5 million from 2002. The decrease was primarily driven by lower North American lease income resulting from lower average lease rates and fewer railcars on lease for most of the year. Although average renewal rates continue to be lower than Rail's prior contractual rate, the percentage decline in renewal rates improved during 2003.

     Share of affiliates' 2003 earnings of $12.5 million were slightly lower than the prior year. Excluding KVG's pretax earnings of $4.7 million in 2002, share of affiliates' earnings in 2003 increased $4.1 million. The increase was the result of favorable maintenance expense at domestic affiliates combined with a larger fleet and favorable foreign exchange rates at a foreign affiliate.

  Ownership Costs

     Components of Rail's ownership costs are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Depreciation................................................  $117.0   $105.0
Interest, net...............................................    64.3     56.2
Operating lease expense.....................................   174.0    171.3
                                                              ------   ------
  Total ownership costs.....................................  $355.3   $332.5
                                                              ======   ======

     Ownership costs were $355.3 million in 2003 compared to $332.5 million in 2002. The increase was primarily due to the acquisition and consolidation of KVG.

  Other Costs and Expenses

     Components of Rail's other costs and expenses are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Maintenance expense.........................................  $165.5   $150.9
Other operating expenses....................................    33.9     31.7
Selling, general and administrative.........................    69.0     59.2
(Reversal) provision for possible losses....................    (2.6)     1.4
Reduction in workforce charges..............................      --      2.0
Fair value adjustments for derivatives......................      --       .2
                                                              ------   ------
  Total other costs and expenses............................  $265.8   $245.4
                                                              ======   ======

     Maintenance expense of $165.5 million in 2003 increased $14.6 million from 2002. Excluding KVG, maintenance expense increased $4.9 million in 2003. The variance is due primarily to the increase in car assignments discussed above. Both 2003 and 2002 results include comparable levels of maintenance costs for certain railroad mandated repairs.

     In 2003, the AAR issued a series of early warning letters that required all owners of railcars in the U.S., Canada and Mexico to inspect or replace certain bolsters manufactured from the mid 1990s to 2001 by a now bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Due dates for inspection or replacement of the bolsters ranged from September 30, 2003 to December 31, 2004 depending on car type and service. As of December 31, 2003, bolsters on approximately 1,300 cars have been replaced. 2003 maintenance expense included $3.9 million attributable to the inspection and replacement of bolsters. Management expects the remaining costs of bolster replacements to approximate $3.3 million in 2004.

     In the second quarter of 2002, the Federal Railroad Administration issued a Railworthiness Directive (Bar Car Directive) which required Rail to inspect and repair, if necessary, a certain class of its cars that were built or modified with reinforcing bars prior to 1974. Approximately 4,200 of Rail's owned railcars were affected by the Bar Car Directive. The unfavorable impact on Rail's operating results for 2002 was approximately $2.7 million after-tax, including lost revenue, inspection, cleaning and replacement car costs, which were partially offset by gains on the accelerated scrapping of affected cars. As of year end 2002, substantially all of the subject tank cars were removed from Rail's fleet.

     Selling, general and administrative (SG&A) expenses of $69.0 million increased $9.8 million in 2003. Excluding KVG, SG&A expenses decreased $1.2 million due to cost savings initiatives. In 2003, Rail recorded a reversal of provision for possible losses of $2.6 million resulting from improvement in portfolio quality, recoveries of bad debts, and more favorable aging of Rail's receivables.

  Taxes

     Rail's income tax expense was $26.3 million in 2003, a decrease of $7.3 million from the 2002 amount of $33.6 million. Rail's 2003 taxes included a $2.3 million deferred tax benefit at DEC attributable to a reduction in Polish tax rates.

  Cumulative Effect of Accounting Change

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002. Fair values were established using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge of $34.9 million related to DEC in 2002. The charge is non-operational in nature and was recognized as a cumulative effect of accounting change as of January 1, 2002 in the consolidated statements of income. The impairment charge was due primarily to lessened expectations of projected cash flows based on market conditions at the time of the review and a lower long-term growth rate projected for DEC.

  Net Income

     Rail's net income of $54.9 million in 2003 increased $29.1 million from the prior year. Income before the cumulative effect of accounting change decreased $5.8 million. The decrease was primarily due to lower North American lease income driven by lower average lease rates.

  GATX AIR

     Challenging conditions in the aviation industry continued to negatively affect Air in 2003. Although the industry appears to be recovering from its severe downturn, aircraft lessors continued to experience lower lease rates, credit defaults and asset impairments during 2003. Specifically, aircraft over 15 years in age are proving to be more difficult to lease and present the greatest uncertainty in value. Rents on older aircraft continued to decline in 2003, while rents on newer aircraft stabilized.

     Until the air market more fully recovers, low lease rates, defaults and potential impairments will continue to pressure earnings. For example, GATX owns a 50% interest in Pembroke, an aircraft lessor and manager based in Ireland. Pembroke currently has six fully utilized Boeing 717 aircraft in its portfolio. Boeing's 717 program is in jeopardy of being cancelled due to weak demand for the aircraft. This in turn could adversely affect the future marketability of these aircraft and may result in impairment.

     Air's owned portfolio had an average age of eight years (five years on a weighted average, net book value basis) at the end of 2003. With a relatively new fleet, Air achieved almost full utilization in 2003. At December 31, 2003, less than 1% of Air's portfolio was available for lease; over 96% were on lease with customers, and the remaining 3% were subject to signed letters of intent to lease with customers.

     Air achieved this utilization level by successfully placing 19 owned aircraft during 2003, including six new and 13 existing aircraft. Air has entered into letters of intent or leases for 14 of 15 owned aircraft whose leases are scheduled to expire in 2004. In addition, as of March 12, 2004, Air has entered into letters of intent to lease three new aircraft scheduled for delivery in 2004. Additionally, Air is committed for two new aircraft deliveries in 2006, which are still available for lease.

     Air generates income primarily from operating leases, many which have "floating" rents that are periodically adjusted based on current interest rates. Air usually match-funds floating rate leases with floating rate debt to offset the risk of interest rate fluctuations. Air's other significant source of revenue is fee income and results from remarketing and administering aircraft in its joint ventures as well as managing aircraft for third parties. Air's level of fee income can be unpredictable, varying with the performance of the managed fleet and Air's success in remarketing and selling aircraft.

     Despite the current market conditions, Air expects to grow both its owned and managed portfolios. Besides its existing aircraft commitments, Air plans to selectively invest in attractive aircraft opportunities if and when they arise. Additionally, Air will continue to pursue new partnership and portfolio management opportunities.

  Gross Income

     Components of Air's gross income are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Lease income................................................  $ 90.8   $ 73.4
Interest income.............................................      .1      2.9
Asset remarketing income....................................      .8      1.4
Gain on sale of securities..................................      .6       --
Fees........................................................     7.4      7.9
Other.......................................................    10.5      3.4
                                                              ------   ------
  Revenues..................................................   110.2     89.0
Share of affiliates' earnings...............................    31.6     14.8
                                                              ------   ------
  Total gross income........................................  $141.8   $103.8
                                                              ======   ======

     Air's 2003 gross income of $141.8 million was $38.0 million higher than 2002. The increase was primarily driven by higher lease income due to the full year revenue recognition on 16 new aircraft which were delivered at various times during 2002, and an additional six new aircraft deliveries which were received and put on lease in 2003. Although gross income increased from the prior year, lower lease rates due to weak market conditions resulted in lower average yields. Other income also contributed $7.1 million to the increase, primarily attributable to the recognition of previously collected maintenance reserves. These maintenance reserves were entirely offset by related impairment charges taken on the underlying aircraft.

     Share of affiliates' earnings of $31.6 million was $16.8 million higher than the prior year. The increase from the prior year is primarily due to impairment losses that were recognized in 2002 on a fleet of 28 Fokker 50 and Fokker 100 aircraft owned by Air's 50% owned Pembroke affiliate.

  Ownership Costs

     Components of Air's ownership costs are summarized below (in millions):

                                                               2003    2002
                                                              ------   -----
Depreciation................................................  $ 55.1   $37.1
Interest, net...............................................    41.2    35.1
Operating lease expense.....................................     3.9     3.5
                                                              ------   -----
  Total ownership costs.....................................  $100.2   $75.7
                                                              ======   =====

     Ownership costs of $100.2 million in 2003 were $24.5 million higher than in 2002. The increase was primarily due to the $18.0 million increase in depreciation resulting from higher operating lease balances due to full year depreciation on 16 new aircraft deliveries in 2002 and six new deliveries received and put on lease in 2003. Interest expense also contributed $6.1 million to the increase as a result of higher debt balances due to the new aircraft deliveries in 2002 and 2003, slightly offset by lower interest rates.

     Excluding an accrual reversal in 2002, operating lease expense in 2003 was lower by $4.3 million due to fewer leased-in aircraft compared to the prior year.

     Operating lease expense of $3.5 million in 2002 was net of a credit of $4.7 million for the reversal of a loss accrual recorded in prior years. GATX was a lessee of an aircraft under an operating lease running through 2004. GATX had subleased the aircraft to an unrelated third party with an initial lease term expiring in 2001. Prior to 2001, as a result of financial difficulties of the sublessee as well as concerns about subleasing the aircraft for the period 2001 to 2004, the Company recorded a loss for the costs expected to be incurred on the operating lease in excess of the anticipated revenues. In 2002, the Company restructured the terms of the lease, ultimately acquiring ownership of the aircraft, and leasing it to a new customer. As a result, the $4.7 million accrual was reversed as a credit to operating lease expense.

  Other Costs and Expenses

     Components of Air's other costs and expenses are summarized below (in millions):

                                                              2003    2002
                                                              -----   -----
Maintenance expense and other operating expenses............  $ 2.1   $ 1.5
Selling, general and administrative.........................   18.1    13.3
Provision for possible losses...............................    8.2      .3
Asset impairment charges....................................   10.2     5.4
                                                              -----   -----
  Total other costs and expenses............................  $38.6   $20.5
                                                              =====   =====

     Total other costs and expenses increased by $18.1 million in 2003 primarily due to the increase in SG&A costs, the provision for losses and asset impairment charges. SG&A costs increased by $4.8 million due to lower capitalized expenses as a result of fewer aircraft deliveries in 2003. The provision for losses increased $7.9 million primarily due to a net $9.6 million loss provision on disposal of an unsecured Air Canada note. Asset impairment charges of $10.2 million in 2003 include impairment charges of $8.2 million related to two commercial aircraft that were offset by the recognition into income of previously collected maintenance reserves, included in other income.

  Taxes

     Air's income tax expense was $.9 million in 2003, an increase of $1.4 million from the 2002 tax benefit of $.5 million. Income tax benefited from an extraterritorial income exclusion (ETI) for the lease of U.S. manufactured equipment to foreign lessees. The benefit was $.7 million in 2003 and $3.1 million in 2002. The benefit recorded in 2002 included amounts for both 2001 and 2002.

  Net Income

     Net income of $2.1 million decreased $6.0 million compared to the prior year. Improvement in share of affiliates' earnings was offset by an increase in the provision for possible losses due to the Air Canada bankruptcy and increases in SG&A expenses.

  GATX TECHNOLOGY SERVICES

     Continued low demand for new IT equipment in 2003 resulted in lower than expected new lease originations for Technology. The gradual pace of the economic recovery during 2003 caused businesses to continue to rationalize their capital spending. As a result, IT leasing customers elected to retain their existing IT equipment, rather than acquire new IT equipment. Technology expects that the economic recovery will continue in 2004 and IT customers will re-evaluate their decision to retain older equipment, which in turn will result in increased new lease originations and portfolio acquisitions.

     Technology responded to the 2003 economic and industry conditions by developing strategies and making organizational changes to maximize profitability. Capitalizing on its customers' preference to retain existing IT equipment, Technology successfully renewed and rewrote existing lease contracts. In addition, many Technology customers retained their existing IT equipment at the expiration of the initial lease term on a "month-to-month" basis. These transactions generated additional lease income, which offset the reduced gains from asset dispositions since less IT equipment was returned. On the expense side, Technology reorganized its infrastructure to be more efficient and responsive to the needs of its customers. The reorganization resulted in lower SG&A costs in 2003 compared to prior years.

     Sustainable growth in Technology's earnings will be difficult to achieve without growth in its asset base. Technology earns lease income throughout the contractual term of a lease as well as additional lease income and/or gains from asset disposition after the contractual term, typically three years. Recent profitability has been enhanced by income earned after the contractual lease term from investments made between 1999 and 2001. However, since 2001, Technology's asset base has been declining, as the level of new investments in 2002 and 2003 has not offset the run-off of its portfolio. Because of lower investment levels, the earnings impact from new investments is not expected to be as significant as in the past. To enhance future earnings, Technology plans to generate additional fee income by leveraging its asset knowledge and infrastructure to provide advisory services to its customers.

  Gross Income

     Components of Technology's gross income are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Lease income................................................  $187.5   $278.4
Interest income.............................................      .4       .4
Asset remarketing income....................................    10.8     21.0
Fees........................................................      .8      1.1
Other.......................................................     2.5      3.7
                                                              ------   ------
  Revenues..................................................   202.0    304.6
Gain on extinguishment of debt..............................      .7     15.8
Share of affiliates' earnings...............................     2.9      2.3
                                                              ------   ------
  Total gross income........................................  $205.6   $322.7
                                                              ======   ======

     Gross income of $205.6 million decreased $117.1 million in 2003 from the prior year. Lower lease income, asset remarketing income, and gain on extinguishment of debt contributed to the decrease. Lease income of $187.5 million decreased $90.9 million due to declining average operating lease and finance lease balances and the impact of lower average yields due principally to the run-off of the higher yielding transactions from a 2001 portfolio acquisition. Asset remarketing income of $10.8 million in 2003 decreased $10.2 million due to fewer returns of leased equipment, as Technology's customers had more lease renewals and month-to-month lease activity. The 2001 portfolio acquisition of leased equipment had an average lease term age of 15 months resulting in unusually high asset remarketing income in 2002.

     In 2002, Technology recorded gains on extinguishment of nonrecourse debt of $15.8 million, $13.0 million of which was associated with one lease investment. Approximately $10.0 million of the provision for losses and $2.3 million of asset impairment charges in 2002 were attributable to the same investment and largely offset the gain.

  Ownership Costs

     Components of Technology's ownership costs are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Depreciation................................................  $118.5   $188.4
Interest, net...............................................    24.5     40.7
                                                              ------   ------
  Total ownership costs.....................................  $143.0   $229.1
                                                              ======   ======

     Ownership costs of $143.0 million decreased $86.1 million consistent with lower average assets and debt balances in 2003 compared to the prior year.

  Other Costs and Expenses

     Components of Technology's other costs and expenses are summarized below (in millions):

                                                              2003    2002
                                                              -----   -----
Maintenance expense and other operating expenses............  $  .2   $  --
Selling, general and administrative.........................   35.1    43.5
(Reversal) provision for possible losses....................   (1.7)   28.8
Asset impairment charges....................................    4.0    14.0
                                                              -----   -----
  Total other costs and expenses............................  $37.6   $86.3
                                                              =====   =====

     SG&A expense of $35.1 million decreased by $8.4 million in 2003 due to the cost savings initiatives discussed above.

     The combination of provision for possible losses and asset impairment charges of $2.3 million decreased $40.5 million from 2002 due to improved portfolio quality, the favorable resolution of two significant non-performing accounts, and an overall decrease in the reservable asset level. Also contributing to the decrease was $12.3 million associated with one investment in 2002, which was largely offset by a gain on extinguishment of debt, as discussed above.

  Taxes

     Technology's income tax expense was $9.8 million in 2003, an increase of $7.2 million from the 2002 amount of $2.6 million.

  Net Income

     Technology's net income of $15.2 million in 2003 increased $10.5 million from 2002. The increase was driven by an overall improved portfolio quality and reduced SG&A expense.

  GATX SPECIALTY FINANCE

     The assets of Specialty's portfolio declined during 2003 as a result of the decision in late 2002 to curtail investment in the specialty finance portfolio and to sell or otherwise run-off the venture finance portfolio. During 2003, the Canadian and U.K. venture finance loan portfolios and a 90% interest in the associated warrants were sold. The U.S. venture finance loan portfolio, which had been retained along with associated warrants, continued to run-off. Investment volume was primarily related to prior funding commitments. Because of the reduced portfolio size, the specialty and venture finance businesses were operationally consolidated under a single management team to realize cost savings.

     Management expects Specialty's assets to continue declining over the next several years, as new investment is not expected to offset the continued run-off of the portfolios. The loans related to the venture finance portfolio are expected to run-off by the end of 2006, the majority of which are scheduled to be repaid by the end of 2005. Additionally, the run-off of the specialty finance portfolio may accelerate as it is periodically reviewed to determine if assets should be sold based on market conditions. Prospectively, new investments are expected to be generally limited to marine equipment and secondary market transactions.

     As the portfolios continue to decline, future earnings will be unpredictable because of the uncertain timing of gains on the sale of assets from the specialty finance portfolio and gains from the sale of securities associated with the venture finance warrant portfolio. Management expects to achieve additional SG&A reductions as efficiencies are realized on the declining portfolio.

  Gross Income

     Components of Specialty's gross income are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Lease income................................................  $ 42.9   $ 59.8
Interest income.............................................    41.1     50.5
Asset remarketing income....................................    33.1     27.4
Gain on sales of securities.................................     6.7      3.9
Fees........................................................     7.0      5.2
Other.......................................................     8.8      6.2
                                                              ------   ------
  Revenues..................................................   139.6    153.0
Gain on extinguishment of debt..............................     1.8       --
Share of affiliates' earnings...............................    22.7     18.2
                                                              ------   ------
  Total gross income........................................  $164.1   $171.2
                                                              ======   ======

     Specialty's 2003 gross income of $164.1 million was $7.1 million lower than 2002. The decrease was primarily driven by lower lease and interest income offset by an increase in asset remarketing income. Lease income decreased by $16.9 million in 2003 as a result of declining lease balances. Interest income decreased $9.4 million from 2002 primarily because of declining loan balances due to the run-off of the venture portfolio. Asset remarketing income is comprised of both gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Gains from the sale of Specialty's owned assets increased by $13.6 million and residual sharing fees from managed portfolios decreased by $7.9 million. Because the timing of such sales is dependent on changing market conditions, asset remarketing income does not occur evenly from period to period. Share of affiliates' earnings of $22.7 million were $4.5 million higher than the prior year as a result of new marine affiliate investments.

  Ownership Costs

     Components of Specialty's ownership costs are summarized below (in millions):

                                                              2003    2002
                                                              -----   -----
Depreciation................................................  $10.3   $14.6
Interest, net...............................................   43.5    53.9
Operating lease expense.....................................    4.4     4.4
                                                              -----   -----
  Total ownership costs.....................................  $58.2   $72.9
                                                              =====   =====

     Ownership costs of $58.2 million in 2003 were $14.7 million lower than in 2002, primarily due to a $4.3 million decrease in depreciation and a $10.4 million decrease in interest expense. Lower depreciation expense is due to lower operating lease assets as a result of the announced decision to curtail investments. Lower interest expense resulted from lower debt balances.

  Other Costs and Expenses

     Components of Specialty's other costs and expenses are summarized below (in millions):

                                                              2003    2002
                                                              -----   -----
Maintenance expense and other operating expenses............  $ 9.0   $ 8.4
Selling, general and administrative.........................   17.3    27.4
(Reversal ) provision for possible losses...................   (2.9)   19.8
Asset impairment charges....................................   16.2    22.7
Reduction in workforce charges..............................     --     9.2
Fair value adjustments for derivatives......................    4.1     3.3
                                                              -----   -----
  Total other costs and expenses............................  $43.7   $90.8
                                                              =====   =====

     Total other costs and expenses decreased by $47.1 million in 2003 primarily due to the decrease in the provision for losses and SG&A costs. The provision for losses decreased $22.7 million primarily due to the improving credit quality of the portfolio and the decrease in the reservable asset base. SG&A costs decreased $10.1 million from 2002, reflecting lower personnel costs as a result of the reduction in workforce in the fourth quarter of 2002. In 2003, Specialty impairments were primarily related to an investment in a corporate aircraft and various equity investments. In 2002, impairments were primarily related to investments in telecommunication equipment and corporate aircraft.

  Taxes

     Specialty's income tax expense was $24.1 million in 2003, an increase of $21.5 million from 2002 of $2.6 million.

  Net Income

     Net income of $38.1 million increased $33.2 million from 2002 primarily due to lower overall costs as a result of declining assets and the improving credit quality of the portfolio.

  OTHER

     Other is comprised of corporate results, including SG&A and interest expense not allocated to the segments, and the results of ASC, a Great Lakes shipping company.

  Gross Income

     Components of gross income are summarized below (in millions):

                                                               2003    2002
                                                              ------   -----
Marine operating revenue....................................  $ 85.0   $79.7
Interest income.............................................      .2     1.3
Asset remarketing income....................................     (.7)     --
Other.......................................................    17.5     1.8
                                                              ------   -----
  Revenues..................................................   102.0    82.8
Gain on extinguishment of debt..............................     (.4)    2.2
                                                              ------   -----
  Total gross income........................................  $101.6   $85.0
                                                              ======   =====

     Gross income of $101.6 million in 2003 increased $16.6 million from 2002 due to higher marine operating revenue and other income. The increase in marine operating revenue of $5.3 million was driven by a larger average fleet in operation in 2003. Other income includes $16.5 million in 2003 from the receipt of settlement proceeds associated with litigation GATX had initiated against various insurers related to coverage issues regarding the 2000-2001 Airlog litigation.

  Ownership Costs

     Components of ownership costs are summarized below (in millions):

                                                              2003    2002
                                                              -----   -----
Depreciation................................................  $ 5.6   $ 6.5
Interest, net...............................................   27.3    40.4
Operating lease expense.....................................     .4      .9
                                                              -----   -----
  Total ownership costs.....................................  $33.3   $47.8
                                                              =====   =====

     Ownership costs of $33.3 million were $14.5 million lower compared to 2002, primarily due to a decrease in interest expense. Lower average debt balances and lower average interest rates contributed to the favorable variance compared to 2002. As discussed previously, the debt not otherwise allocated to the operating segments (based on set leverage ratios) is assigned to Other, along with the related interest expense.

  Other Costs and Expenses

     Components of other costs and expenses are summarized below (in millions):

                                                               2003     2002
                                                              ------   ------
Marine operating expenses...................................  $ 68.9   $ 60.7
Other operating expenses....................................     1.0       .3
Selling, general and administrative.........................    59.2     61.1
Provision (reversal) for possible losses....................     2.0    (13.7)
Asset impairment charges....................................     6.0      1.1
Reduction in workforce charges..............................      --      5.7
                                                              ------   ------
  Total other cost and expenses.............................  $137.1   $115.2
                                                              ======   ======

     Marine operating expenses of $68.9 million increased by $8.2 million primarily as a result of a larger average fleet in operation during 2003.

     The provision (reversal) for possible losses is derived from GATX's estimate of possible losses inherent in its portfolio of reservable assets. In addition to establishing loss estimates for known troubled investments, this estimate involves consideration of historical loss experience, present economic conditions, collateral values, and the state of the markets in which GATX operates. GATX records a provision for possible losses in each operating segment as well as in Other, targeting an overall allowance for possible losses in accordance with established GATX policy. This overall allowance for possible losses is measured and reported as a percentage of total reservable assets. Reservable assets in accordance with generally accepted accounting principles
(GAAP) include loans, direct finance leases, leveraged leases and receivables. Operating leases are not reservable assets in accordance with GAAP.

     In 2003, GATX recorded a $1.0 million provision for possible losses in its operating segments and a $2.0 million provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2003 of $51.6 million, or 6.1% of reservable assets. In 2002, GATX recorded a $50.3 million provision for possible losses in its operating segments, offset by a reversal of $13.7 million of provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2002 of $82.2 million, or 6.6% of reservable assets. The decrease in the allowance for possible losses as a percentage of reservable assets in 2003 was driven by the general improvement in the average quality of GATX's portfolio as well as the large decrease in venture finance assets, which were reserved at a relatively higher rate than the rest of the portfolio.

     Asset impairment charges of $6.0 million in 2003 increased $4.9 million. The 2003 charge primarily relates to ASC's off-lakes barge which ceased operations during the year. The barge was written down to an estimate of future disposition proceeds.

     During 2002, GATX recorded a pre-tax charge of $5.7 million related to reductions in workforce. The charge in 2002 was predominantly related to a reduction in corporate overhead costs associated with management's intent to exit the venture business and curtail investment in the specialty finance sector. The reduction in workforce charge included involuntary employee separation and benefit costs as well as occupancy and other costs.

  Taxes

     Other's income tax benefit was $35.2 million in 2003, an increase of $6.9 million from the 2002 amount of $28.3 million. The 2003 tax benefit included $10.0 million related to the release of federal audit reserves applicable to the favorable resolution of the Internal Revenue Service's audit for the years 1995-1997.

  Net Loss

     The net loss at Other of $33.6 million in 2003 improved from 2002 by $16.1 million as a result of the insurance settlement and favorable interest expense, and the reversal of tax audit reserves, partially offset by increased provision for possible losses.

  CONSOLIDATED INCOME TAXES

     GATX's consolidated income tax expense for continuing operations was $26.0 million in 2003, an increase of $16.0 million from the 2002 amount of $10.0 million. The 2003 consolidated effective tax rate was 25% compared to the 2002 rate of 26%. The 2003 tax provision was favorably impacted by a fourth quarter $10.0 million reversal of tax audit reserves due to the final settlement of an Internal Revenue Service (IRS) audit of 1995-1997. The 2003 tax provision also benefited from a reduction in deferred taxes resulting from lower rates enacted in certain foreign jurisdictions and also from the extraterritorial income exclusion (ETI), an exemption for income from the lease of equipment to foreign lessees. The 2002 tax provision was favorably impacted by the ETI benefit. See
Note 14 for additional information about income taxes.

  DISCONTINUED OPERATIONS

     As of March 31, 2002, GATX completed the divestiture of the ISG segment, which was comprised of Terminals, Logistics, and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

     In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million after-tax gain.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  GATX RAIL

     Rail acquired DEC in March 2001. As a result, comparability is affected by inclusion of DEC's results for twelve months in 2002 versus nine months in 2001. DEC's revenue converted to U.S. dollars was approximately $35.0 million for the 2002 full year. DEC's 2001 revenue for the nine month period converted to U.S. dollars was approximately $26.0 million. DEC's operating results suffered in 2001-2002 from a weak Polish economy and workforce reduction expenses related to transitioning DEC from a state-owned company into a more efficient market competitor.

  Gross Income

     Components of Rail's gross income are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Lease income................................................  $608.6   $627.7
Asset remarketing income....................................     4.9      2.9
Fees........................................................     3.4      2.4
Other.......................................................    42.2     41.1
                                                              ------   ------
  Revenues..................................................   659.1    674.1
Share of affiliates' earnings...............................    13.1      7.4
                                                              ------   ------
  Total gross income........................................  $672.2   $681.5
                                                              ======   ======

     Rail's 2002 gross income of $672.2 million was $9.3 million lower than 2001. Excluding DEC in both years, lease income was down $25.5 million from 2001. Difficult economic conditions, combined with aggressive competition, increased railroad efficiency and railcar surpluses resulted in continued softness in railcar demand and pressure on lease rates. Rail's North American fleet totaled 107,000 cars at year end compared to 110,000 at the end of the prior year. Approximately 97,000 railcars were on lease throughout North America at the end of the year compared to 100,000 cars at the end of the prior year. Rail's North American utilization rate was 91% at December 31, 2002, flat with the prior year. The Bar Car Directive favorably affected utilization as existing idle cars were deployed to replace affected cars and subject cars taken out of service were scrapped.

     Asset remarketing income of $4.9 million was $2.0 million higher than 2001 mainly due to the sale of several residual sharing investments. Share of affiliates' earnings of $13.1 million increased $5.7 million over 2001. Excluding nonrecurring adjustments in 2001, share of affiliates' earnings in 2002 increased $3.7 million, largely due to improvement in KVG and AAE Cargo results.

  Ownership Costs

     Components of Rail's ownership costs are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Depreciation and amortization...............................  $105.0   $106.4
Interest, net...............................................    56.2     67.1
Operating lease expense.....................................   171.3    163.8
                                                              ------   ------
  Total ownership costs.....................................  $332.5   $337.3
                                                              ======   ======

     Ownership costs of $332.5 million were $4.8 million lower compared to 2001. Excluding the impact of DEC in both periods, ownership costs decreased $4.3 million from the prior year period primarily due to lower interest costs resulting from favorable interest rates, partially offset by higher operating lease expense in 2002. The increase in operating lease expense in 2002 is due to the full year impact of ownership costs related to a railcar financing entered into in mid-2001.

  Other Costs and Expenses

     Components of Rail's other costs and expenses are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Maintenance expense.........................................  $150.9   $136.9
Other operating expenses....................................    31.7     54.7
Selling, general and administrative.........................    59.2     62.4
Provision for possible losses...............................     1.4       .6
Reduction in workforce charges..............................     2.0      5.3
Fair value adjustments for derivatives......................      .2       .6
                                                              ------   ------
  Total other costs and expenses............................  $245.4   $260.5
                                                              ======   ======

     Maintenance expense of $150.9 million in 2002 increased $14.0 million from 2001. Excluding DEC in both years, maintenance expense increased $7.4 million in 2002. The variance is due to a higher number of cars repaired in 2002 and the impact of the Bar Car Directive.

     Rail's other operating expenses were $31.7 million in 2002 and $54.7 million in 2001. In 2001, other operating expenses included $24.5 million of non-comparable items, of which $19.7 million related to the closing of its East Chicago repair facility. Excluding the non-comparable items, other operating expenses increased $1.5 million primarily due to the write-off of international business development costs and software implementation expenses.

     SG&A expenses decreased $3.2 million in 2002 from the prior year amount of $62.4 million. The decrease in SG&A expenses in 2002 is attributable to lower headcount due to the 2001 reduction in workforce and lower discretionary spending.

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

  Cumulative Effect of Accounting Change

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002. Fair values were established using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge of $34.9 million related to DEC. The charge is non-operational in nature and was recognized as a cumulative effect of accounting change as of January 1, 2002 in the consolidated statements of income. The impairment charge was due primarily to lessened expectations of projected cash flows based on market conditions at the time of the review and a lower long-term growth rate projected for DEC.

  Taxes

     Rail's income tax expense was $33.6 million in 2002, an increase of $7.2 million from the 2001 amount of $26.4 million. Rail's 2001 taxes included a $6.1 million deferred tax benefit attributable to a reduction in Canadian tax rates.

  Net Income

     Rail's net income of $25.8 million was $31.5 million lower than the prior year primarily due to the cumulative effect of accounting change, the impact of unfavorable market conditions on lease income, and the impact of the Bar Car Directive, partially offset by reduced SG&A expenses and the absence of 2001 closure costs related to its East Chicago repair facility.

  GATX AIR

  Gross Income

     Components of Air's gross income are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Lease income................................................  $ 73.4   $ 63.9
Interest income.............................................     2.9      6.2
Asset remarketing income....................................     1.4      8.1
Fees........................................................     7.9      9.9
Other.......................................................     3.4     (1.0)
                                                              ------   ------
  Revenues..................................................    89.0     87.1
Share of affiliates' earnings...............................    14.8     33.1
                                                              ------   ------
  Total gross income........................................  $103.8   $120.2
                                                              ======   ======

     Air's 2002 gross income of $103.8 million was $16.4 million lower than 2001. The decrease was primarily driven by lower asset remarketing income and share of affiliates' earnings, offset by higher lease income. Asset remarketing income decreased $6.7 million from 2001. Lease income increased $9.5 million as a result of new aircraft deliveries placed on lease during 2002.

     Share of affiliates' earnings of $14.8 million were $18.3 million lower than 2001. The decrease from the prior year is primarily due to the impairment losses that occurred in 2002 on a fleet of 28 Fokker 50 and 100 aircraft owned by the 50% owned Pembroke affiliate.

  Ownership Costs

     Components of Air's ownership costs are summarized below (in millions):

                                                              2002    2001
                                                              -----   -----
Depreciation................................................  $37.1   $20.4
Interest, net...............................................   35.1    32.9
Operating lease expense.....................................    3.5    12.9
                                                              -----   -----
  Total ownership costs.....................................  $75.7   $66.2
                                                              =====   =====

     Ownership costs of $75.7 million in 2002 were $9.5 million higher than in 2001. The increase was primarily due to the $16.7 million increase in depreciation offset by the $9.4 million decrease in operating lease expense. The increase in depreciation expense of $16.7 million resulted from higher operating lease assets due to new aircraft deliveries which were received and put on lease in 2002.

     Excluding the $4.7 million accrual reversal in 2002 discussed previously, operating lease expense was $4.7 million lower compared to 2001 due to fewer leased-in aircraft.

  Other Costs and Expenses

     Components of Air's other costs and expenses are summarized below (in millions):

                                                              2002    2001
                                                              -----   -----
Maintenance expense and other operating expenses............  $ 1.5   $ 2.2
Selling, general and administrative.........................   13.3    15.8
Provision (reversal) for possible losses....................     .3     (.2)
Asset impairment charges....................................    5.4     7.8
Reduction in work force charges.............................     --      .3
                                                              -----   -----
  Total other costs and expenses............................  $20.5   $25.9
                                                              =====   =====

     Total other costs and expenses decreased $5.4 million primarily due to the decrease in other operating expenses, SG&A costs and asset impairment charges. SG&A costs decreased $2.5 million due to higher capitalized expenses as a result of more aircraft deliveries in 2002. Asset impairment charges in both years resulted from the environment following the events of September 11th.

  Taxes

     Air's income tax benefit was $.5 million in 2002, a decrease of $11.8 million from the 2001 tax expense of $11.3 million. The 2002 amount was impacted by a benefit of $3.1 million from the ETI. ETI is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. The benefit recorded in 2002 included both the 2001 and 2002 amounts.

  Net Income

     Net income of $8.1 million decreased $8.7 million from 2001 due to a weakened portfolio as a result of the economic conditions in the Air industry and impairment losses recorded at an affiliate.

  GATX TECHNOLOGY SERVICES

  Gross Income

     Components of Technology's gross income are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Lease income................................................  $278.4   $383.3
Interest income.............................................      .4      1.1
Asset remarketing income....................................    21.0     23.0
Fees........................................................     1.1      1.0
Other.......................................................     3.7       .7
                                                              ------   ------
  Revenues..................................................   304.6    409.1
Gain on the extinguishment of debt..........................    15.8       --
Share of affiliates' earnings...............................     2.3      2.3
                                                              ------   ------
  Total gross income........................................  $322.7   $411.4
                                                              ======   ======

     Gross income of $322.7 million in 2002 decreased $88.7 million compared to 2001. Lease income of $278.4 million decreased by $104.9 million in 2002 due to declining average operating lease and finance lease balances and the impact of lower average yields. In the first quarter of 2001, Technology acquired a portfolio of technology leases from El Camino Resources that contributed significantly to the higher level of lease income in 2001. Lower lease income in 2002 was partially offset by gains on extinguishment of debt of $15.8 million. $13.0 million of the total gain was associated with one lease investment, which was largely offset by approximately $10.0 million of provision for losses and $2.3 million of asset impairment charges in 2002.

  Ownership Costs

     Components of Technology's ownership costs are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Depreciation and amortization...............................  $188.4   $241.5
Interest, net...............................................    40.7     55.0
                                                              ------   ------
  Total ownership costs.....................................  $229.1   $296.5
                                                              ======   ======

     Ownership costs of $229.1 million decreased by $67.4 million, consistent with the decline in average assets in 2002 compared to 2001.

  Other Costs and Expenses

     Components of Technology's other costs and expenses are summarized below (in millions):

                                                              2002    2001
                                                              -----   -----
Maintenance expense and other operating expenses............  $  --   $  .3
Selling, general and administrative.........................   43.5    48.5
Provision for possible losses...............................   28.8    14.6
Asset impairment charges....................................   14.0     2.1
Reduction in workforce charges..............................     --      .2
                                                              -----   -----
  Total other costs and expenses............................  $86.3   $65.7
                                                              =====   =====

     SG&A expense of $43.5 million in 2002 decreased $5.0 million compared to 2001 due to higher costs in 2001 associated with the administration of the El Camino portfolio acquisition.

     Technology's provision for possible losses of $28.8 million increased $14.2 million from 2001 primarily due to the impact of the investment discussed above, which was largely offset by the gain on extinguishment of nonrecourse debt. Asset impairment charges of $14.0 million in 2002 increased $11.9 million and were unusually high due to charges related to customers' bankruptcies of $6.8 million, a portion which was offset by gains on extinguishment of debt. Additionally, losses of $3.8 million were recorded in 2002 as the result of several mid-term lease rewrite transactions, which include a portion of the customer's equipment being returned early. Under the terms of the transactions, rent flows on the returned equipment are typically incorporated into the rewritten lease and underlying equipment retained by the customer. An impairment charge on the portion of the equipment returned by the customer may be recognized, if applicable. Finally, Technology had a return of leased equipment from a customer for which it recorded an asset impairment charge and an offsetting early termination fee classified in lease income of $3.1 million.

  Taxes

     Technology's income tax expense was $2.6 million in 2002, a decrease of $16.5 million from the 2001 amount of $19.1 million.

  Net Income

     Technology's net income of $4.7 million in 2002 decreased $25.4 million from the previous year as a result of higher provision for possible losses and asset impairment charges, net of gains on extinguishment of debt, and the impact of a smaller lease portfolio with lower average yields.

  GATX SPECIALTY FINANCE

  Gross Income

     Components of Specialty's gross income are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Lease income................................................  $ 59.8   $ 69.5
Interest income.............................................    50.5     63.4
Asset remarketing income....................................    27.4     65.0
Gain on sales of securities.................................     3.9     38.7
Fees........................................................     5.2      6.2
Other.......................................................     6.2      1.7
                                                              ------   ------
  Revenues..................................................   153.0    244.5
Share of affiliates' earnings (loss)........................    18.2    (10.0)
                                                              ------   ------
  Total gross income........................................  $171.2   $234.5
                                                              ======   ======

     Specialty's 2002 gross income of $171.2 million was $63.3 million lower than 2001. The decrease was primarily driven by lower asset remarketing income and net gains on sales of securities offset by an increase in share of affiliates' income. Asset remarketing income decreased $37.6 million in 2002 primarily as a result of a 2001 gain of $25.0 million from the disposition of a steel manufacturing facility. Because the timing of such sales is dependent on changing market conditions, asset remarketing income does not occur evenly from period to period. Gain on sales of securities, which are derived from warrants received as part of financing and leasing transactions with non-public companies, decreased $34.8 million in 2002. Decreases in gains on the sale of securities in 2002 are reflective of limited initial public offering and merger and acquisition activity compared to 2001.

     Share of affiliates' earnings of $18.2 million were $28.2 million higher than 2001. The increase from the prior year is primarily due to the absence of losses that were incurred by telecommunication joint ventures in 2001.

  Ownership Costs

     Components of Specialty's ownership costs are summarized below (in millions):

                                                              2002     2001
                                                              -----   ------
Depreciation and amortization...............................  $14.6   $ 22.9
Interest, net...............................................   53.9     78.7
Operating lease expense.....................................    4.4      6.5
                                                              -----   ------
  Total ownership costs.....................................  $72.9   $108.1
                                                              =====   ======

     Ownership costs of $72.9 million in 2002 were $35.2 million lower than in 2001. The decrease was primarily due to the $8.3 million decrease in depreciation and the $24.8 million decrease in interest expense. Lower depreciation expense is the result of lower operating lease assets at Specialty due to 2001's high level of remarketing activity. Lower interest expense in 2002 resulted from lower debt balances.

  Other Costs and Expenses

     Components of Specialty's other costs and expenses are summarized below (in millions):

                                                              2002     2001
                                                              -----   ------
Maintenance expense and other operating expenses............  $ 8.4   $  5.8
Selling, general and administrative.........................   27.4     40.9
Provision for possible losses...............................   19.8     72.2
Asset impairment charges....................................   22.7     75.1
Reduction in workforce charges..............................    9.2      2.3
Fair value adjustments for derivatives......................    3.3      (.1)
                                                              -----   ------
  Total other costs and expenses............................  $90.8   $196.2
                                                              =====   ======

     Total other costs and expenses decreased by $105.4 million in 2002 primarily due to the decrease in SG&A costs, and a reduction in the provision for losses and asset impairment charges, offset by an increase in reduction in workforce charges. SG&A costs decreased $13.5 million primarily due to a reduction in workforce announced at the end of 2001. The provision for losses decreased $52.4 million as a result of the absence of the provision for certain venture and telecommunication investments. Asset impairment charges decreased $52.4 million due to the absence of impairment charges related to telecommunications equipment. In 2001, asset impairments at Specialty reached a historically high level due primarily to valuation issues on telecommunication leases and bonds originated by GATX in the late 1990's. The recessionary economy, the sharp decline in the stock market, and a dramatic reduction in funding available to newer stage telecommunication companies caused many business failures in the telecom industry and losses in Specialty's portfolio. Reduction in workforce charges increased $6.9 million due to the fourth quarter 2002 charge that resulted from GATX's announced intention to curtail investment in specialty finance and to sell or otherwise run-off venture finance.

  Taxes

     Specialty's income tax expense was $2.6 million in 2002, an increase of $31.1 million from the 2001 income tax benefit amount of $28.5 million.

  Net Income

     Net income of $4.9 million increased $46.2 million from the prior year loss primarily due to the absence of the provision for losses and asset impairment charges related to certain venture and telecommunication investments.

  OTHER

  Gross Income

     Components of gross income are summarized below (in millions):

                                                              2002    2001
                                                              -----   -----
Marine operating revenue....................................  $79.7   $77.7
Interest income.............................................    1.3      .6
Other.......................................................    1.8     5.4
                                                              -----   -----
  Revenues..................................................   82.8    83.7
Gain on extinguishment of debt..............................    2.2      --
                                                              -----   -----
  Total gross income........................................  $85.0   $83.7
                                                              =====   =====

     Gross income of $85.0 million in 2002 was comparable to the prior year.

  Ownership Costs

     Components of ownership costs are summarized below (in millions):

                                                              2002    2001
                                                              -----   -----
Depreciation................................................  $ 6.5   $ 6.6
Interest, net...............................................   40.4    17.0
Operating lease expense.....................................     .9     1.0
                                                              -----   -----
  Total ownership costs.....................................  $47.8   $24.6
                                                              =====   =====

     Ownership costs of $47.8 million in 2002 were $23.2 million higher than the prior year due to an increase in interest expense. Higher average debt balances contributed to the unfavorable variance compared to 2001. The 2001 period also included interest income on the proceeds received from the sale of the former ISG segment.

  Other Costs and Expenses

     Components of other costs and expenses are summarized below (in millions):

                                                               2002     2001
                                                              ------   ------
Marine operating expenses...................................  $ 60.7   $ 59.7
Other operating expenses....................................      .3      1.1
Selling, general and administrative.........................    61.1     80.3
(Reversal) provision for possible losses....................   (13.7)    11.2
Asset impairment charges....................................     1.1       .2
Reversal for litigation charges.............................      --    (13.1)
Reduction in workforce charges..............................     5.7      5.3
                                                              ------   ------
  Total other cost and expenses.............................  $115.2   $144.7
                                                              ======   ======

     SG&A expenses of $61.1 million decreased $19.2 million due to lower headcount as a result of the 2001 reduction in workforce and lower discretionary spending.

     In 2002, GATX recorded a $50.3 million provision for possible losses in its operating segments, offset by a reversal of $13.7 million of provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2002 of $82.2 million, or 6.6% of reservable assets. In 2001, GATX recorded an $87.2 million provision for possible losses in its operating segments and a $11.2 million provision for possible losses in Other. These provision resulted in a consolidated allowance for possible losses at December 31, 2001 of $94.2 million, or 6.1% of reservable assets.

     GATX Financial Corporation (GFC), formerly known as GATX Capital Corporation (GCC), was a party to litigation arising from the issuance by the Federal Aviation Administration of Airworthiness Directive 96-01-03 in 1996, the effect of which significantly reduced the amount of freight that ten 747 aircraft were authorized to carry. GATX/Airlog, a California partnership in which a subsidiary of GCC was a partner, through a series of contractors, modified these aircraft from passenger to freighter configuration between 1988 and 1994. GCC reached settlements covering five of the aircraft, and the remaining five were the subject of this litigation. On February 16, 2001, a jury found that GATX/Airlog breached certain warranties under the applicable aircraft modification agreements, and fraudulently failed to disclose information to the operators of the aircraft. In 2001, GCC reached settlement with each of the plaintiffs in this litigation. GATX had recorded a pre-tax charge of $160.5 million in 2000 to accrue for its obligation under the various settlement agreements. Upon settlement of these matters, $13.1 million of the previously recorded provision was reversed in 2001.

     During 2002, GATX recorded a pre-tax charge of $5.7 million related to reductions in workforce. The charge in 2002 was predominantly related to a reduction in corporate overhead costs associated with management's intent to exit the venture business and curtail investment in the specialty finance sector. In 2001, this action was part of GATX's previously announced initiative to reduce SG&A expenses in response to economic conditions at that time. The reduction in workforce charge for both years included involuntary employee separation and benefit costs well as occupancy and other costs.

  Taxes

     Other's income tax benefit was $28.3 million in 2002, a decrease of $1.9 million from the 2001 amount of $30.2 million. The 2001 tax benefit included a $4.0 million tax charge related to the Company's Corporate Owned Life Insurance
(COLI) program.

  Net Loss

     The 2002 net loss of $49.7 million at Other improved from 2001 by $5.7 million. The variance was primarily due to the lower provision for possible loss requirements and the absence of the COLI tax charge partially offset by favorable interest in 2001 related to proceeds from the sale of the former ISG segment.

  CONSOLIDATED INCOME TAXES

     GATX's consolidated income tax expense for continuing operations was $10.0 million in 2002, an increase of $11.9 million from the 2001 income tax benefit of $1.9 million. The 2002 consolidated effective tax rate was 26% compared to the 2001 rate of (34)%. The 2002 tax provision was favorably impacted by the benefit of the extraterritorial income exclusion (an exemption for income from the lease of U.S. manufactured equipment to foreign lessees). The 2001 tax provision included a favorable deferred tax adjustment attributable to a reduction in foreign tax rates offset by the COLI tax charge. See Note 14 for additional information on income taxes.

  DISCONTINUED OPERATIONS

     Discontinued operations encompasses the former ISG segment which consisted of Terminals, Logistics, and minor business development efforts.

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

  BALANCE SHEET DISCUSSION

  Assets

     Total assets decreased to $6.1 billion in 2003 from $6.4 billion in 2002. Decreases in finance leases and loans, progress payments and recoverable income taxes were partially offset by increases in operating lease assets and facilities during the year. In 2003, Rail disposed of a leveraged lease commitment on passenger rail equipment, whereby $184.9 million of assets were sold, including restricted cash and progress payments.

     In addition to the $6.1 billion of assets recorded on the balance sheet, GATX utilizes approximately $1.3 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet. The $1.3 billion of off balance sheet assets represents the present value of GATX's committed future operating lease payments at a 10% discount rate.

     The following table presents continuing assets (on and off balance sheet) by segment (in millions):

                                        2003                             2002
                           ------------------------------   ------------------------------
                              ON        OFF                    ON        OFF
                           BALANCE    BALANCE     TOTAL     BALANCE    BALANCE     TOTAL
DECEMBER 31                 SHEET      SHEET      ASSETS     SHEET      SHEET      ASSETS
-----------                --------   --------   --------   --------   --------   --------
Rail.....................  $2,401.6   $1,205.8   $3,607.4   $2,385.3   $1,230.9   $3,616.2
Air......................   1,977.0       29.0    2,006.0    1,885.6       55.1    1,940.7
Technology...............     604.3        8.4      612.7      684.5        9.7      694.2
Specialty................     707.6       13.7      721.3    1,088.0       14.9    1,102.9
Other....................     390.1       34.7      424.8      384.9       61.6      446.5
                           --------   --------   --------   --------   --------   --------
                           $6,080.6   $1,291.6   $7,372.2   $6,428.3   $1,372.2   $7,800.5
                           ========   ========   ========   ========   ========   ========

  RESTRICTED CASH

     Restricted cash of $60.9 million decreased by $80.0 million from 2002. The decrease is primarily due to Rail's disposal of a leveraged lease commitment on passenger rail equipment, which included restricted cash of $108.4 million.

  RECEIVABLES

     Receivables of $845.2 million, including finance leases and loans, decreased $399.8 million compared to the prior year. Technology and Specialty receivables reflect lower finance lease balances as a result of portfolio run-off exceeding new volume. Specialty also sold the U.K. and Canadian venture-related loan portfolios in December 2003.

  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses inherent in the investment portfolio for which reserving is appropriate. In addition to establishing loss estimates for known troubled investments, this estimate involves consideration of historical loss experience, present economic conditions, collateral values, and the state of the markets in which GATX operates. GATX records a provision for possible losses in each operating segment as well as in Other, targeting and overall allowance for possible losses in accordance with established GATX policy. This overall allowance for possible losses is measured and reported as a percentage of total reservable assets. Reservable assets in accordance with generally accepted accounting principles
(GAAP) include loans, direct finance leases, leveraged leased and receivables.

     The following summarizes changes in GATX's consolidated allowance for possible losses (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Balance at the beginning of the year........................  $ 82.2   $ 94.2
Provision for possible losses...............................     3.0     36.6
Charges to allowance........................................   (36.1)   (56.0)
Recoveries and other........................................     2.5      7.4
                                                              ------   ------
Balance at end of the year..................................  $ 51.6   $ 82.2
                                                              ======   ======

     The following table presents the allowance for possible losses by segment (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Rail........................................................  $ 6.6   $ 8.5
Air.........................................................    1.7     4.7
Technology..................................................    6.1    15.6
Specialty...................................................   26.2    44.4
Other.......................................................   11.0     9.0
                                                              -----   -----
                                                              $51.6   $82.2
                                                              =====   =====

     There were no material changes in estimation methods and assumptions for the allowance that took place during 2003. The allowance for possible losses is periodically reviewed for adequacy by considering changes in economic conditions and credit quality indicators. GATX believes that the allowance is adequate to cover losses inherent in the reservable portfolio as of December 31, 2003. The allowance is based on judgments and estimates, which could change in the future, causing a corresponding change in the recorded allowance.

     The allowance for possible losses of $51.6 million decreased $30.6 million from 2002 and represented 6.1% of reservable assets, a decline from 6.6% in the prior year. The decrease in the allowance for possible losses as a percentage of reservable assets in 2003 was driven by the general improvement in the average quality of GATX's portfolio as well as the large decrease in venture finance assets, which were reserved at a relatively higher rate than the rest of the portfolio. Net charge-offs, which is calculated as charge-offs less recoveries, totaled $30.7 million for the year, a decrease of $23.2 million from 2002. The 2003 charge-offs were primarily Air, Specialty and Technology investments. 2002 charge-offs were primarily in Specialty's venture portfolio and Technology's investments. Specialty's 2003 activity included a $7.3 million reduction in the allowance due to the sale of the U.K. and Canadian venture-related loan portfolios completed in December 2003.

  NON-PERFORMING INVESTMENTS

     Finance leases and loans that are 90 days or more past due, or where reasonable doubt exists as to timely collection of payments related thereto, are generally classified as non-performing. Non-performing assets also include operating lease assets which are subject to the impairment rules of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as they are not considered reservable assets. The allowance for possible losses, discussed above, relates only to rent and other receivables, finance leases and loans. Non-performing investments do not include operating lease assets that are off lease or held for sale, investments within joint ventures or off balance sheet assets. Lease or interest income accrued but not collected is reversed when a lease or loan is classified as non-performing. Payments received on non-performing leases and loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     The following summarizes non-performing assets by segment (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Rail........................................................  $ 1.4   $ 3.6
Air.........................................................   30.4    23.8
Technology..................................................    1.7    18.4
Specialty...................................................   52.2    52.7
                                                              -----   -----
                                                              $85.7   $98.5
                                                              =====   =====

     Non-performing investments at December 31, 2003 were $85.7 million, $12.8 million lower than the prior year amount of $98.5 million. The decrease in non-performing leases and loans was driven by improvement in the technology portfolio.

  OPERATING LEASE ASSETS, FACILITIES AND OTHER

     Net operating lease assets and facilities increased $278.7 million from 2002 primarily due to railcar investments. Rail took delivery of approximately 1,000 new cars in 2003 under its committed purchase program and also acquired 1,200 cars in December 2003, which are on a long-term lease with a customer.

  PROGRESS PAYMENTS

     GATX classifies amounts deposited toward the construction of wholly-owned aircraft and other equipment, including capitalized interest, as progress payments. Progress payments made for aircraft owned by joint ventures in which GATX participates are classified as investments in affiliated companies.

     Progress payments decreased $87.3 million from $140.9 million in 2002 to $53.6 million at December 31, 2003. The decrease is primarily due to the reclassification of $52.2 million of progress payments to operating lease assets for aircraft delivered during 2003. Also in 2003, Rail disposed of a leveraged lease commitment on passenger rail equipment that included $48.0 million of progress payments.

  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies increased $17.3 million in 2003. GATX invested $100.8 million and $93.3 million in joint ventures in 2003 and 2002, respectively. Share of affiliates' earnings were $69.7 million and $48.4 million in 2003 and 2002, respectively. Distributions from affiliates were $148.1 million and $148.8 million in 2003 and 2002, respectively.

     The following table shows GATX's investment in affiliated companies by segment (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Rail........................................................  $140.9   $145.0
Air.........................................................   484.9    470.5
Technology..................................................    20.6     15.2
Specialty...................................................   221.8    220.2
                                                              ------   ------
                                                              $868.2   $850.9
                                                              ======   ======

  RECOVERABLE INCOME TAXES

     Recoverable income taxes of $53.8 million at December 31, 2003 represent estimated refunds from prior years as a result of carrying back the 2003 net tax operating loss. Recoverable income taxes received during 2003 were approximately $118.0 million.

  GOODWILL, NET

     Goodwill, net, was $94.8 million, an increase of $32.3 million as compared to the prior year. The increase was due to a $16.4 million purchase accounting adjustment related to Rail's 2002 purchase of the remaining 50.5% of KVG and a foreign currency exchange effect of $15.9 million. The Company's changes in carrying value of goodwill are further discussed in Note 8 to the Company's consolidated financial statements.

  OTHER INVESTMENTS

     Other investments of $101.9 million were comparable to the prior year and include $26.4 million of investments classified as available-for-sale. Refer to
Note 9 to the Company's consolidated financial statements for further information regarding the Company's available-for-sale securities.

  OTHER ASSETS

     Other assets of $244.7 million were $49.7 million lower than the prior year due to a decrease in capitalized costs from Rail's disposal of the leveraged lease commitment discussed above and a decrease in the fair value of derivatives.

  LIABILITIES

     Total liabilities decreased to $5.2 billion in 2003 from $5.6 billion in 2002. In addition to the $5.2 billion of liabilities recorded on the balance sheet, GATX has approximately $1.3 billion of off balance sheet debt related to assets that are financed with operating leases. The $1.3 billion of off balance sheet debt represents the present value of GATX's committed future operating lease payments at a 10% discount rate.

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were $354.8 million, a decrease of $41.4 million from the prior year end largely due to the January 2003 funding of a portion of the KVG purchase price. KVG was acquired in December 2002.

  DEBT

     Total debt decreased $400.1 million from the 2002 year end primarily due to decreases in recourse and nonrecourse long-term debt of $232.0 million and $149.0 million, respectively.

     Nonrecourse debt decreased as investments at Technology continued to decline year over year. Rail's 2003 disposition of a leveraged lease commitment on passenger rail equipment included $183.4 million of liabilities, consisting primarily of nonrecourse debt, which were assumed by the buyer.

     GATX, including its principal subsidiary GFC, issued $836.9 million in long-term debt in 2003. Significant borrowings in 2003 included secured financing supported by the European Credit Agencies (ECA) and the Export-Import Bank of the United States (Ex-Im) for aircraft deliveries, railcar secured financings, senior unsecured term notes, technology nonrecourse financing and convertible debt. 2003 repayments of long-term debt totaled $1.1 billion.

     The following table summarizes GATX's debt by major component, including off balance sheet debt, as of December 31, 2003 (in millions):

                                                         SECURED    UNSECURED    TOTAL
                                                         --------   ---------   --------
Short-term debt........................................  $     --   $   15.9    $   15.9
Unsecured notes........................................        --    1,631.1     1,631.1
Bank loans.............................................     130.6      308.6       439.2
Convertible notes......................................        --      300.0       300.0
ECA and Ex-Im debt.....................................     780.2         --       780.2
Nonrecourse debt.......................................     445.6         --       445.6
Other long-term debt...................................      13.6       91.8       105.4
Capital lease obligations..............................     122.4         --       122.4
                                                         --------   --------    --------
Balance sheet debt.....................................   1,492.4    2,347.4     3,839.8
Recourse off balance sheet debt........................     978.6         --       978.6
Nonrecourse off balance sheet debt.....................     313.0         --       313.0
                                                         --------   --------    --------
                                                         $2,784.0   $2,347.4    $5,131.4
                                                         ========   ========    ========

  DEFERRED INCOME TAXES

     Deferred income taxes increased $34.3 million from 2002 due to accelerated tax depreciation (including bonus depreciation on new equipment) offset by a net operating loss carry forward asset of $21.7 million and alternative minimum tax credit of $29.2 million.

  SHAREHOLDERS' EQUITY

     Shareholders' equity increased $88.3 million from 2002 reflecting net income of $76.9 million, issuance of common stock of $3.8 million and changes in accumulated other comprehensive loss of $70.4 million, partially offset by dividends paid of $62.8 million. The change in accumulated other comprehensive loss was driven by foreign currency translation gains due to the strengthening of the Canadian dollar, Euro and Zloty and reduced minimum pension liability, slightly offset by unrealized losses on derivative instruments.

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

  NET CASH PROVIDED BY CONTINUING OPERATIONS

     Net cash provided by continuing operations of $408.3 million decreased $7.8 million compared to 2002. The impact of reduced investment volume and portfolio run-off in 2003 was largely offset by the receipt of recoverable income taxes and lower pension plan contributions. Comparison between periods is also affected by other changes in working capital.

  PORTFOLIO INVESTMENTS AND CAPITAL ADDITIONS

     Portfolio investments and capital additions of $875.0 million decreased $396.8 million from 2002.

     The following table presents portfolio investments and capital additions by segment (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2003      2002
                                                              ------   --------
Rail........................................................  $249.6   $  117.5
Air.........................................................   227.9      571.5
Technology..................................................   246.4      253.8
Specialty...................................................   130.9      327.3
Other.......................................................    20.2        1.7
                                                              ------   --------
                                                              $875.0   $1,271.8
                                                              ======   ========

     Rail invested $249.6 million in 2003, an increase of $132.1 million from the prior year. The increase was primarily attributable to railcar investments related to the committed railcar purchase program, railcar investments at KVG and the fourth quarter 2003 acquisition of a fleet of covered hoppers. Portfolio investments and capital additions at Air of $227.9 million were $343.6 million lower than the prior year, primarily due to $319.9 million fewer aircraft progress payments and deliveries. Air investments included $21.7 million of progress payments and $176.4 million of final delivery payments for six aircraft in 2003. Technology investments of $246.4 million approximate the prior year. Investments at Specialty were significantly lower in 2003 as a result of the run-off of the venture business and curtailment in specialty investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

  PORTFOLIO PROCEEDS

     Portfolio proceeds of $759.5 million decreased $123.3 million from 2002. The decrease was primarily due to lower proceeds from disposals of leased equipment and a decrease in finance lease payments received, partially offset by increases in loan principal received and cash distributions from joint venture investments.

  PROCEEDS FROM OTHER ASSET SALES

     Proceeds from other asset sales of $23.0 million in 2003 primarily relate to railcar scrappings.

  NET CASH USED IN FINANCING ACTIVITIES FOR CONTINUING OPERATIONS

     Net cash used in financing activities of continuing operations was $326.1 million in 2003 compared to $42.5 million in 2002. Net proceeds from issuance of long-term debt were $836.9 million in 2003. Significant financings in 2003 included the $100.0 million commercial paper (CP) conduit securitization facility, $150.0 million of senior unsecured term notes, $171.5 million of ECA aircraft financing, $37.1 million of aircraft financing from the Ex-Im, $214.9 million of technology nonrecourse financing, and the issuance of convertible debt of $125.0 million.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     GATX has historically funded investments and met its obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets.

     In December 2002, GATX announced its decision to exit its venture finance business and curtail investment in specialty finance. The former business units, Specialty Finance and Venture Finance, are now managed as one business segment, Specialty. In addition, GATX experienced a relatively weak investment environment for its Technology segment over the last few years. As a result, assets of $1,334.0 million (including $22.1 million of off balance sheet assets) as of December 31, 2003 in these segments decreased by $898.3 million from the end of 2001. This run-off has caused cash flow from operations and portfolio proceeds to run at a level of over $1 billion during both 2002 and 2003. Looking forward, Specialty's venture loan portfolio will substantially run-off by the end of 2005 and the rate of decline in the remaining assets in the Specialty segment could slow. Combined with the effect of the reduced investment in Technology over the last few years, GATX expects that both cash flow from operations and portfolio proceeds will decline in 2004. Despite this, GATX believes its current liquidity remains strong due to its cash position, available and committed credit lines, lower 2004-2005 scheduled debt maturities relative to recent years, and more cost effective access to the capital markets relative to recent years.

  CREDIT FACILITIES

     GFC, a wholly-owned subsidiary of GATX, has revolving credit facilities totaling $539.3 million. GFC's credit facilities include three agreements for $254.3 million, $145.0 million, and $140.0 million expiring in 2004, 2005, and 2006, respectively. At December 31, 2003, availability under all credit facilities was $512.5 million, with $26.8 million of letters of credit outstanding under the most recent facility. The $145.0 million and $140.0 million facilities, which closed in July 2002 and June 2003, respectively, are intended to be utilized to meet short-term funding requirements. The $254.3 million facility, which expires in June 2004, was originally established as a back-up line. The Company intends to replace this facility with one of similar terms for the purpose of funding short-term requirements.

  RESTRICTIVE COVENANTS

     All revolving credit facilities contain various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, the credit facilities contain certain negative pledge provisions, including an asset coverage test. Terms of the $140.0 million credit facility also include a limitation on liens condition for borrowings on this facility.

     As defined in the credit facilities, the net worth of GFC at December 31, 2003 was $1.6 billion, which was in excess of the most restrictive minimum net worth requirement of $1.1 billion. Additionally, the ratio of earnings to fixed charges as defined by the credit facilities was 1.9x for the period ended December 31, 2003, in excess of the most restrictive covenant of 1.3x.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures also contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and non-recourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $781.4 million of additional indebtedness as of December 31, 2003 based on the most restrictive limitation on liens provision.

     The covenants in the credit facilities and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2003, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $674.2 million, implying that $594.0 million of subsidiary net assets were restricted. Restricted assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     In addition to the credit facilities and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. GATX does not anticipate any covenant violation in GFC's credit facilities, bank financings, or indentures, nor does GATX anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

     As December 31, 2003, GFC was in compliance with the covenants and conditions of all of its credit facilities.

  LONG-TERM FINANCING

     Secured financings are comprised of the sale-leaseback of railcars, loans secured by railcars and aircraft, technology nonrecourse financing, and a CP conduit securitization facility. The railcar sale-leasebacks qualify as operating leases and the assets or liabilities associated with this equipment are not recorded on the balance sheet. In March 2003, $100.0 million was funded through the CP conduit securitization facility. In December 2003, the CP conduit securitization facility was restructured as a $50.0 million facility.

     In November 2003, GFC registered $1.0 billion of unsecured debt securities and pass through certificates under a shelf registration statement filed with the SEC. Pass through certificates are securities that evidence an ownership interest in a pass through trust. The property held by each pass through trust may include promissory notes secured by railcars or aircraft that are owned or leased by GFC. As of December 31, 2003, $150.0 million of senior unsecured notes had been issued against the shelf registration.

     During 2003, GATX issued $125.0 million of long-term convertible debt. Including the financing activity of GFC, GATX issued a total of $836.9 million and repaid $1,082.0 million of long-term debt. Other significant financings in 2003 included $171.5 million of aircraft financing guaranteed by the European Export Credit Agencies, $214.9 million of technology nonrecourse financing and $37.1 million of aircraft financing guaranteed by the U.S. Export-Import Bank.

  CREDIT RATINGS

     The availability of the above funding options may be adversely impacted by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive interest rates is partly dependent on GFC's credit rating as determined primarily by rating agencies such as S&P and Moody's. On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating situation has increased the cost of borrowing and constrained GFC's access to the commercial paper market.

     One of the factors that the rating agencies monitor in reviewing GFC's credit rating is its use of secured debt. In particular, S&P monitors the ratio of GFC's secured assets as a percentage of total assets. Over the last two years, this ratio has increased substantially as GFC has financed 24 new aircraft deliveries with secured debt supported by the ECA and the Ex-Im. GATX currently believes that its secured asset ratio can be maintained at levels acceptable to the rating agencies. However, if GFC became unable to access unsecured financing in the future, it may have to rely on secured financing and could suffer a credit rating downgrade if the resulting increase in its secured asset ratio became unacceptable to one or both rating agencies.

  2004 LIQUIDITY POSITION

     GFC expects that it will be able to meet its contractual obligations for 2004 through a combination of its current cash position, projected cash flow from operations, portfolio proceeds, ECA financing, and its revolving credit facilities. GFC previously arranged financing supported by the ECA to fund GFC's 2001-2004 Airbus A320 aircraft deliveries. Approximately $110.0 million of ECA financing is expected to be funded in 2004, secured by three deliveries.

  CONTRACTUAL COMMITMENTS

     At December 31, 2003, GATX's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                                          PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------
                                   TOTAL       2004      2005      2006      2007     2008    THEREAFTER
                                  --------   --------   ------   --------   ------   ------   ----------
Long-term debt..................  $3,658.7   $  559.2   $505.5   $  879.0   $340.6   $379.3    $  995.1
Capital lease obligations.......     174.9       31.2     20.4       17.4     16.7     14.8        74.4
Operating leases -- recourse....   1,727.4      139.4    151.8      145.5    135.0    137.1     1,018.6
Operating
  leases -- nonrecourse.........     640.1       39.9     41.5       40.0     38.8     39.0       440.9
Unconditional purchase
  obligations...................     673.5      273.7    104.7      162.6     94.8     37.7          --
Other...........................      36.2         --     36.2         --       --       --          --
                                  --------   --------   ------   --------   ------   ------    --------
                                  $6,910.8   $1,043.4   $860.1   $1,244.5   $625.9   $607.9    $2,529.0
                                  ========   ========   ======   ========   ======   ======    ========

     The carrying value of long-term debt is adjusted for fair value hedges. As of December 31, 2003, long-term debt of $3,658.7 million excludes a fair value adjustment of $42.8 million. The adjustment for qualifying fair value hedges is excluded from the above table as such amount does not represent a contractual commitment with a fixed amount or maturity date. Other represents GATX's obligation under the terms of the DEC acquisition agreement to cause DEC to make qualified investments of $36.2 million by December 31, 2005. To the extent there are not satisfactory investment opportunities during 2005, DEC may invest in long term securities for purposes of future investment.

  UNCONDITIONAL PURCHASE OBLIGATIONS

     At December 31, 2003, GATX's unconditional purchase obligations of $673.5 million consisted primarily of commitments to purchase railcars and scheduled aircraft acquisitions. GATX had commitments of $401.1 related to the committed railcar purchase program, entered into in 2002. GATX also had commitments of $169.8 million for orders and options for interests in five new aircraft to be delivered in 2004 and 2006. Additional unconditional purchase obligations include $73.1 million of other rail related commitments.

     At December 31, 2003, GATX's unconditional purchase obligations by segment were (in millions):

                                                PAYMENTS DUE BY PERIOD
                            --------------------------------------------------------------
                            TOTAL     2004     2005     2006    2007    2008    THEREAFTER
                            ------   ------   ------   ------   -----   -----   ----------
Rail......................  $474.2   $155.5   $ 93.0   $ 93.8   $94.5   $37.4     $  --
Air.......................   169.8     95.8      5.7     68.3      --      --        --
Technology................     6.4      6.4       --       --      --      --        --
Specialty.................    23.1     16.0      6.0       .5      .3      .3        --
                            ------   ------   ------   ------   -----   -----     -----
                            $673.5   $273.7   $104.7   $162.6   $94.8   $37.7     $  --
                            ======   ======   ======   ======   =====   =====     =====

  GUARANTEES

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

     Asset residual value guarantees represent GATX's commitment to third-parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 66% of the asset residual value guarantees are related to rail equipment. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     GATX and its subsidiaries are also parties to letters of credit and bonds. No material claims have been made against these obligations. At December 31, 2003, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

     GATX's commercial commitments at December 31, 2003 were (in millions):

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       ------------------------------------------------------------
                                       TOTAL    2004    2005     2006    2007    2008    THEREAFTER
                                       ------   -----   -----   ------   -----   -----   ----------
Affiliate debt guarantees recourse to
  GATX...............................  $ 73.6   $38.9   $15.2   $  1.7   $ 1.3   $  --     $ 16.5
Asset residual value guarantees......   579.5    24.9    27.4    157.1     7.7    32.3      330.1
Lease and loan payment guarantees....    56.6     3.4     3.0      3.0     3.0     3.0       41.2
Other loan guarantees................      .1      .1      --       --      --      --         --
                                       ------   -----   -----   ------   -----   -----     ------
Guarantees...........................   709.8    67.3    45.6    161.8    12.0    35.3      387.8
Standby letters of credit and
  bonds..............................    28.4    28.4      --       --      --      --         --
                                       ------   -----   -----   ------   -----   -----     ------
                                       $738.2   $95.7   $45.6   $161.8   $12.0   $35.3     $387.8
                                       ======   =====   =====   ======   =====   =====     ======

  PENSION CONTRIBUTIONS

     In 2003, GATX contributed $11.6 million to its funded and unfunded pension plans. In 2004, the Company expects to make payments of approximately $2.6 million with respect to its pension plans. Additional contributions will be dependent on a number of factors including plans asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company considers the following as critical accounting policies:

     Operating lease assets and facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases. Operating lease assets and facilities are depreciated using the straight-line method to an estimated residual value. Railcars, locomotives, aircraft, marine vessels, buildings and leasehold improvements are depreciated over the estimated useful lives of the assets. Technology equipment is generally depreciated to an estimated residual value over the term of the lease contract. The Company periodically reviews the appropriateness of depreciable lives and residual values based on physical and economic factors, as well as existing market conditions.

     Impairment of long-lived assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. In addition, the Company periodically reviews the residual values used in the accounting for finance leases. When conditions indicate the residual value has declined, the Company recognizes the accounting impact in that period.

     Allowance for possible losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GATX's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of investments by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2003. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Investments in affiliated companies -- Investments in affiliated companies represent investments in domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method when GATX does not have effective or voting control of these legal entities and is not the primary beneficiary of the venture's activities. The investments in affiliated companies are initially recorded at cost and are subsequently adjusted for GATX's share of the affiliate's undistributed earnings. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment.

     Pension and Post-retirement Benefits Assumptions -- GATX's pension and post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. GATX evaluates these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.

     The discount rate is used to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is a high-quality long-term bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on pension plan assets will increase pension expense. See Note 15 to the consolidated financial statements for additional information regarding these assumptions.

     Income Taxes -- GATX evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, including net operating loss carryforward benefits, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

     Taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company has invested or will invest the undistributed earnings indefinitely. If in the future, these earnings are repatriated to the U.S., or if the Company expects such earnings will be remitted in the foreseeable future, provision for additional taxes would be required.

     GATX's operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities could require several years to resolve. Accruals for tax contingencies require management to make estimates and assessments with the respect to the ultimate outcome of tax audit issues.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, GATX is exposed to interest rate and foreign currency exchange rate risks that could impact results of operations. To manage these risks, GATX, pursuant to established and authorized policies, enters into certain derivative transactions, principally interest rate swaps, Treasury note derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only to manage existing underlying exposures. GATX does not hold or issue derivative financial instruments for speculative purposes.

     GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments. Based on GATX's variable rate debt instruments at December 31, 2003 and giving affect to related derivatives, if market rates were to increase hypothetically by 10% of GATX's weighted average floating rate, after-tax interest expense would increase by approximately $2.2 million in 2004.

     GATX conducts operations in foreign countries, principally in Europe. As a result, changes in the value of the U.S. dollar as compared to foreign currencies would affect GATX's reported earnings. Based on 2003 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2004 by approximately $3.0 million.

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

     The financial statements have been audited by the Company's independent auditors, whose report thereon appears on page 49. Their role is to form an independent opinion as to the fairness with which such statements present the financial position of the Company and the results of its operations.

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

        RONALD H. ZECH                  BRIAN A. KENNEY               WILLIAM M. MUCKIAN
    Chairman, President and        Senior Vice President and    Vice President, Controller and
    Chief Executive Officer         Chief Financial Officer        Chief Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of GATX Corporation

     We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and in 2001 the Company changed its method of accounting for derivatives.

                                          ERNST & YOUNG LLP

Chicago, Illinois
January 29, 2004

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                               IN MILLIONS, EXCEPT PER SHARE DATA
GROSS INCOME
Lease income................................................   $  956.8     $1,020.2     $1,144.4
Marine operating revenue....................................       85.0         79.7         77.7
Interest income.............................................       41.8         55.1         71.3
Asset remarketing income....................................       48.7         54.7         99.0
Gain on sale of securities..................................        7.3          3.9         38.7
Fees........................................................       18.1         17.6         19.5
Other.......................................................       85.0         55.3         46.3
                                                               --------     --------     --------
Revenues....................................................    1,242.7      1,286.5      1,496.9
Gain on extinguishment of debt..............................        2.1         18.0           --
Share of affiliates' earnings...............................       69.7         48.4         32.8
                                                               --------     --------     --------
TOTAL GROSS INCOME..........................................    1,314.5      1,352.9      1,529.7
OWNERSHIP COSTS
Depreciation and amortization...............................      306.5        351.6        397.8
Interest, net...............................................      199.9        224.6        248.8
Operating lease expense.....................................      182.4        179.5        184.2
                                                               --------     --------     --------
TOTAL OWNERSHIP COSTS.......................................      688.8        755.7        830.8
OTHER COSTS AND EXPENSES
Maintenance expense.........................................      168.1        151.7        137.5
Marine operating expenses...................................       68.9         60.7         59.7
Other operating expenses....................................       43.6         41.1         63.9
Selling, general and administrative.........................      198.7        204.5        247.8
Provision for possible losses...............................        3.0         36.6         98.4
Asset impairment charges....................................       36.4         43.2         85.2
Reversal for litigation charges.............................         --           --        (13.1)
Reduction in workforce charges..............................         --         16.9         13.4
Fair value adjustments for derivatives......................        4.1          3.5           .5
                                                               --------     --------     --------
TOTAL OTHER COSTS AND EXPENSES..............................      522.8        558.2        693.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  (BENEFIT) AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE......      102.9         39.0          5.6
INCOME TAX PROVISION (BENEFIT)..............................       26.0         10.0         (1.9)
                                                               --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................       76.9         29.0          7.5
DISCONTINUED OPERATIONS
Operating results, net of taxes.............................         --           --          1.5
Gain on sale of portion of segment, net of taxes............         --          6.2        163.9
                                                               --------     --------     --------
TOTAL DISCONTINUED OPERATIONS...............................         --          6.2        165.4
                                                               --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........       76.9         35.2        172.9
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................         --        (34.9)          --
                                                               --------     --------     --------
NET INCOME..................................................   $   76.9     $     .3     $  172.9
                                                               ========     ========     ========

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
                                                               IN MILLIONS, EXCEPT PER SHARE DATA
PER SHARE DATA
Basic:
  Income from continuing operations before cumulative effect
     of accounting change...................................   $   1.57     $    .59     $    .15
  Income from discontinued operations.......................         --          .13         3.41
                                                               --------     --------     --------
  Income before cumulative effect of accounting change......       1.57          .72         3.56
  Cumulative effect of accounting change....................         --         (.72)          --
                                                               --------     --------     --------
  Total.....................................................   $   1.57     $     --     $   3.56
                                                               ========     ========     ========
  Average number of common shares (in thousands)............     49,107       48,889       48,512
Diluted:
  Income from continuing operations before cumulative effect
     of accounting change...................................   $   1.56     $    .59     $    .15
  Income from discontinued operations.......................         --          .13         3.36
                                                               --------     --------     --------
  Income before cumulative effect of accounting change......       1.56          .72         3.51
  Cumulative effect of accounting change....................         --         (.72)          --
                                                               --------     --------     --------
  Total.....................................................   $   1.56     $     --     $   3.51
                                                               ========     ========     ========
  Average number of common shares and common share
     equivalents (in thousands).............................     49,222       49,177       49,202
                                                               --------     --------     --------
Dividends declared per common share.........................   $   1.28     $   1.28     $   1.24
                                                               --------     --------     --------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $   211.5   $   231.1
RESTRICTED CASH.............................................       60.9       140.9
RECEIVABLES
Rent and other receivables..................................       95.9        97.8
Finance leases..............................................      561.9       713.0
Loans.......................................................      187.4       434.2
Less: allowance for possible losses.........................      (51.6)      (82.2)
                                                              ---------   ---------
                                                                  793.6     1,162.8
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities.............................    3,374.6     3,076.9
Operating lease investments and other.......................    2,332.2     2,250.1
Less: allowance for depreciation............................   (2,109.2)   (2,008.1)
                                                              ---------   ---------
                                                                3,597.6     3,318.9
Progress payments for aircraft and other equipment..........       53.6       140.9
                                                              ---------   ---------
                                                                3,651.2     3,459.8
INVESTMENTS IN AFFILIATED COMPANIES.........................      868.2       850.9
RECOVERABLE INCOME TAXES....................................       53.8       129.8
GOODWILL, NET...............................................       94.8        62.5
OTHER INVESTMENTS...........................................      101.9        96.1
OTHER ASSETS................................................      244.7       294.4
                                                              ---------   ---------
                                                              $ 6,080.6   $ 6,428.3
                                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   354.8   $   396.2
DEBT
Short-term..................................................       15.9        13.7
Long-term:
  Recourse..................................................    3,255.9     3,487.9
  Nonrecourse...............................................      445.6       594.6
Capital lease obligations...................................      122.4       143.7
                                                              ---------   ---------
                                                                3,839.8     4,239.9
DEFERRED INCOME TAXES.......................................      671.7       637.4
OTHER LIABILITIES...........................................      325.4       354.2
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    5,191.7     5,627.7
SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares
  authorized, 21,824 and 21,911 shares of Series A and B
  Cumulative Convertible Preferred Stock issued and
  outstanding as of December 31, 2003 and 2002,
  respectively, aggregate liquidation preference of $1.3
  million)..................................................          *           *
Common stock (.625 par value, 120,000,000 authorized,
  57,204,550 and 57,016,920 shares issued and 49,246,388 and
  49,048,293 shares outstanding as of December 31, 2003 and
  2002, respectively).......................................       35.7        35.6
Additional capital..........................................      396.2       392.7
Reinvested earnings.........................................      620.1       606.0
Accumulated other comprehensive loss........................      (34.4)     (104.8)
                                                              ---------   ---------
                                                                1,017.6       929.5
Treasury shares, at cost (7,958,162 and 7,968,627 shares at
  December 31, 2003 and 2002, respectively).................     (128.7)     (128.9)
                                                              ---------   ---------
TOTAL SHAREHOLDERS' EQUITY..................................      888.9       800.6
                                                              ---------   ---------
                                                              $ 6,080.6   $ 6,428.3
                                                              =========   =========

---------------

* Less than $.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                         IN MILLIONS
OPERATING ACTIVITIES
Income (loss) from continuing operations, including
  accounting change.........................................  $    76.9   $    (5.9)  $     7.5
Adjustments to reconcile income (loss) from continuing
  operations
  to net cash provided by continuing operations:
    Realized gains on remarketing of leased equipment.......      (42.0)      (40.8)      (79.9)
    Gain on sales of securities.............................       (7.3)       (3.9)      (38.7)
    Depreciation and amortization...........................      321.8       368.1       415.9
    Provision for possible losses...........................        3.0        36.6        98.4
    Asset impairment charges................................       36.4        43.2        85.2
    Deferred income taxes...................................       41.2       136.3       131.4
    Gain on extinguishment of debt..........................       (2.1)      (18.0)         --
    Share of affiliates' earnings, net of dividends.........      (49.0)      (13.1)      (22.5)
    Cumulative effect of accounting change..................         --        34.9          --
    Decrease in litigation accrual..........................         --          --      (154.1)
    Decrease (increase) in recoverable income taxes.........       68.9       (87.5)      (58.5)
    Increase in prepaid pension.............................      (11.9)      (44.9)       (3.1)
    (Decrease) increase in reduction in workforce accrual...      (15.0)       10.3        11.0
    Other, including working capital........................      (12.6)         .8       (20.0)
                                                              ---------   ---------   ---------
    Net cash provided by continuing operations..............      408.3       416.1       372.6
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases, operating lease assets and
  facilities................................................     (642.2)     (893.2)     (841.0)
Loans extended..............................................      (49.5)     (128.7)     (305.5)
Investments in affiliated companies.........................     (100.8)      (93.3)     (246.5)
Progress payments...........................................      (32.2)     (104.2)     (300.1)
Investments in available-for-sale securities................      (23.7)         --          --
Other investments...........................................      (26.6)      (52.4)      (98.2)
                                                              ---------   ---------   ---------
Portfolio investments and capital additions.................     (875.0)   (1,271.8)   (1,791.3)
Portfolio proceeds..........................................      759.5       882.8     1,026.2
Proceeds from other asset sales.............................       23.0        17.4       207.1
Net increase in restricted cash.............................      (28.4)       (6.5)     (118.8)
Effect of exchange rate changes on restricted cash..........       17.7         9.9          --
                                                              ---------   ---------   ---------
    Net cash used in investing activities of continuing
      operations............................................     (103.2)     (368.2)     (676.8)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt................      836.9     1,518.1       788.9
Repayment of long-term debt.................................   (1,082.0)   (1,210.0)   (1,018.2)
Net decrease in short-term debt.............................        (.7)     (274.4)     (231.6)
Net decrease in capital lease obligations...................      (21.3)      (22.1)       (1.2)
Issuance of common stock and other..........................        3.8         8.4        19.3
Cash dividends..............................................      (62.8)      (62.5)      (60.2)
                                                              ---------   ---------   ---------
    Net cash used in financing activities of continuing
      operations............................................     (326.1)      (42.5)     (503.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......        1.4        13.7         (.3)
NET TRANSFERS TO DISCONTINUED OPERATIONS....................         --       (14.1)      (30.7)
                                                              ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS.....................................      (19.6)        5.0      (838.2)
PROCEEDS FROM SALE OF PORTION OF SEGMENT....................         --         3.2     1,185.0
TAXES PAID ON GAIN FROM SALE OF SEGMENT.....................         --          --      (281.9)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS................................................         --          --       (12.3)
                                                              ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  $   (19.6)  $     8.2   $    52.6
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     DECEMBER 31
                                        ---------------------------------------------------------------------
                                         2003      2002      2001
                                        DOLLARS   DOLLARS   DOLLARS   2003 SHARES   2002 SHARES   2001 SHARES
                                        -------   -------   -------   -----------   -----------   -----------
                                                        IN MILLIONS, EXCEPT NUMBER OF SHARES
PREFERRED STOCK
Balance at beginning of period........  $     *   $     *   $     *       21,911        23,411        23,614
Conversion of preferred stock into
  common stock........................        *         *         *          (87)       (1,500)         (203)
                                        -------   -------   -------   ----------    ----------    ----------
Balance at end of period..............        *         *         *       21,824        21,911        23,411
COMMON STOCK
Balance at beginning of period........     35.6      35.4      35.0   57,016,920    56,735,385    56,020,736
Issuance of common stock..............       .1        .2        .4      187,195       274,035       713,634
Conversion of preferred stock into
  common stock........................        *         *         *          435         7,500         1,015
                                        -------   -------   -------   ----------    ----------    ----------
Balance at end of period..............     35.7      35.6      35.4   57,204,550    57,016,920    56,735,385
TREASURY STOCK
Balance at beginning of period........   (128.9)   (129.1)   (129.4)  (7,968,627)   (7,979,162)   (8,002,595)
Issuance of common stock..............       .2        .2        .3       10,465        10,535        23,433
                                        -------   -------   -------   ----------    ----------    ----------
Balance at end of period..............   (128.7)   (128.9)   (129.1)  (7,958,162)   (7,968,627)   (7,979,162)
ADDITIONAL CAPITAL
Balance at beginning of period........    392.7     384.7     366.1
Issuance of common stock..............      3.5       8.0      18.6
                                        -------   -------   -------
Balance at end of period..............    396.2     392.7     384.7
REINVESTED EARNINGS
Balance at beginning of period........    606.0     668.2     555.5
Net income............................     76.9        .3     172.9
Dividends paid........................    (62.8)    (62.5)    (60.2)
                                        -------   -------   -------
Balance at end of period..............    620.1     606.0     668.2
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period........   (104.8)    (74.1)    (34.4)
Foreign currency translation gain
  (loss)..............................     75.4      (5.3)      5.6
Unrealized gain (loss) on securities,
  net.................................       .3      (2.1)    (24.5)
Unrealized loss on derivative
  instruments.........................    (24.3)     (2.4)    (15.8)
Minimum pension liability
  adjustment..........................     19.0     (20.9)     (5.0)
                                        -------   -------   -------
Balance at end of period..............    (34.4)   (104.8)    (74.1)
                                        -------   -------   -------
TOTAL SHAREHOLDERS' EQUITY............  $ 888.9   $ 800.6   $ 885.1
                                        =======   =======   =======

---------------

* Less than $.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $ 76.9   $   .3   $172.9
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)..................    75.4     (5.3)     5.6
  Unrealized gain (loss) on securities, net of
     reclassification adjustments...........................      .3     (2.1)   (24.5)
  Unrealized loss on derivative instruments.................   (24.3)    (2.4)   (15.8)
  Minimum pension liability adjustment......................    19.0    (20.9)    (5.0)
                                                              ------   ------   ------
Other comprehensive income (loss)...........................    70.4    (30.7)   (39.7)
                                                              ------   ------   ------
COMPREHENSIVE INCOME (LOSS).................................  $147.3   $(30.4)  $133.2
                                                              ======   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides its services primarily through four operating segments:
GATX Rail (Rail), GATX Air (Air), GATX Technology Services (Technology) and GATX Specialty Finance (Specialty). Through these businesses, GATX combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GATX specializes in railcar and locomotive leasing, aircraft operating leasing, information technology leasing, and financing other large ticket equipment.

     GATX invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

     See Note 25 for a full description of GATX's operating segments.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GATX and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with pre-tax operating results shown as share of affiliates' earnings. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method when GATX does not have effective or voting control of these legal entities. The consolidated financial statements reflect the Integrated Solutions Group (ISG) segment as discontinued operations for all periods presented.

     Cash Equivalents -- GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash -- Restricted cash of $60.9 million as of December 31, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal and usage. GATX's restricted cash primarily relates to amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly-owned by GATX's principal subsidiary, GATX Financial Corporation
(GFC).

     Operating Lease Assets and Facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital leases. Operating lease assets and facilities listed below are depreciated over their respective estimated useful life to an estimated residual value using the straight-line method. Technology equipment, machinery and related equipment are generally depreciated over the term of the lease contract, which is approximately three to five years, to an estimated residual value. The estimated useful lives of depreciable new assets are as follows:

Railcars....................................................  30 - 38 years
Locomotives.................................................  28 - 30 years
Aircraft....................................................       25 years
Buildings...................................................  40 - 50 years
Leasehold improvements......................................   5 - 40 years
Marine vessels..............................................  40 - 50 years

     Operating lease assets and facilities by segment are as follows (in millions):

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Rail........................................................  $ 3,374.6   $ 3,076.9
Air.........................................................    1,501.0     1,265.1
Technology..................................................      528.0       640.3
Specialty...................................................       71.4       127.8
Other.......................................................      231.8       216.9
                                                              ---------   ---------
                                                                5,706.8     5,327.0
                                                              ---------   ---------
Less: Allowance for Depreciation............................   (2,109.2)   (2,008.1)
                                                              ---------   ---------
                                                              $ 3,597.6   $ 3,318.9
                                                              =========   =========

     Progress Payments for Aircraft and Other Equipment -- GATX classifies amounts deposited toward the construction of wholly-owned aircraft and other equipment, including capitalized interest, as progress payments. Once GATX takes possession of the completed asset, amounts recorded as progress payments are reclassified to operating lease assets. Progress payments made for aircraft owned by joint ventures in which GATX participates are classified as investments in affiliated companies.

     Investments in Affiliated Companies -- GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GATX does not have effective or voting control. These investments are accounted for using the equity method. The investments in affiliated companies are initially recorded at cost, including goodwill at acquisition date, and are subsequently adjusted for GATX's share of affiliates' undistributed earnings. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method as GATX does not have effective or voting control of these legal entities and is not the primary beneficiary of the venture's activities.

     Inventory -- GATX has inventory that consists of railcar repair components, vessel spare parts and fuel related to its marine operations. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory and vessel fuel inventory are valued using the first in first out method. Inventory is included in other assets on the balance sheet and was $25.6 million and $20.0 million at December 31, 2003 and 2002, respectively.

     Goodwill -- Effective January 1, 2002, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets,which changed the accounting for goodwill. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with SFAS 142. GATX completed its annual review of all recorded goodwill. Fair values were estimated using discounted cash flows. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 10 to 40 years using the straight-line method.

     Long-Lived Assets -- Effective January 1, 2002, GATX adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although the new rules maintain many of the fundamental recognition and measurement provisions of SFAS No. 121, they modify the criteria required to classify an asset as held-for-sale. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

     A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2003, asset impairment charges of $36.4 million include $10.2 million of impairment charges at Air related to two commercial aircraft, which were largely offset by the reversal of related maintenance reserves. Additional impairment charges include $16.2 million at Specialty primarily related to the impairment of an equity investment and a Gulfstream aircraft, $4.0 million at Technology, and other impairment charges of $6.0 million that relate to marine operating assets.

     Allowance for Possible Losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GATX's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of investments by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2003. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Income Taxes -- United States (U.S.) income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $217.4 million at December 31, 2003.

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

     The adoption of SFAS No. 133, as amended, in the first quarter of 2001, resulted in $1.1 million being recognized as expense in the consolidated statement of income and $4.7 million of unrealized gain in other comprehensive income (loss). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. GATX records the fair value of all derivatives as either other assets, or other liabilities, with the offset to other comprehensive loss, or long-term recourse debt in the balance sheet. At December 31, 2003, GATX had not discontinued any hedges because it was probable that the original forecasted transaction would not occur.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value of underlying exposure both at inception of the hedging relationship and on an ongoing basis. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2003, 2002 and 2001, losses of $3.1 million, $1.5 million and $.7 million, respectively, were recognized in earnings for hedge ineffectiveness. Derivatives that are not designated as qualifying hedges are adjusted to fair value through earnings immediately. For the years ended

December 31, 2003, 2002 and 2001, a loss of $3.8 million, a loss of $.6 million and income of $.2 million, respectively, were recognized in earnings for derivatives not qualifying as hedges.

     GATX uses interest rate and currency swap agreements, Treasury derivatives, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions.

Fair Value Hedges
     For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings.

Cash Flow Hedges
     For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive loss in shareholders' equity and subsequently recognized in the income statement when the hedged forecasted transaction affects earnings. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive loss and recognized in income when the original hedged transaction affects earnings.

     Environmental Liabilities -- Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATX's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made; adjustments to initial estimates are recorded as required.

     Revenue Recognition -- Gross income includes rents on operating leases, accretion of income on finance leases, interest on loans, marine operating revenue, fees, asset remarketing gains (losses), gains (losses) on the sale of the portfolio investments and equity securities and share of affiliates' earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains from the sale of assets from GATX's portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Fee income, including management fees received from joint ventures, is recognized as services are performed, which may be over the period of a management contract or as contractual obligations are met.

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

     Residual Values -- GATX has investments in the residual values of its leasing portfolio. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GATX initially records these based on appraisals and estimates. Realization of the residual values is dependent on GATX's future ability to market the assets under existing market conditions. GATX reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GATX reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. For operating lease assets, GATX reviews the estimated salvage values of leased equipment at least annually, and declines in estimated residual values are recorded as adjustments to depreciation expense over the remaining useful life of the asset to the extent the net book value is not otherwise impaired. In addition to a periodic review, if events or changes in circumstances trigger a review of operating lease assets for impairment, any such impairment is immediately charged to income as an impairment loss.

     Investments in Equity Securities -- GATX's venture portfolio includes stock warrants received from investee companies and common stock resulting from exercising the warrants. Under the provisions of SFAS No. 133, as amended, the warrants are accounted for as derivatives, with prospective changes in fair value recorded in current earnings. All other investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from marking securities to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive loss.

     Foreign Currency Translation -- The assets and liabilities of GATX's operations located outside the U.S. are translated at exchange rates in effect at year end, and income statements and the statements of cash flows are translated at the average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive loss in the shareholders' equity section of the balance sheet.

     Incentive Compensation Plans -- The Company grants stock options to employees under stock-based compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123 was issued. This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also establishes new disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on reported results. As permitted under SFAS No. 148, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under those rules, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required to be disclosed as if GATX had accounted for its employee stock options using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes model, one of the most frequently referenced models to value options, was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because GATX's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions except for per share data):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2003    2002     2001
                                                              -----   -----   ------
Net income, as reported.....................................  $76.9   $  .3   $172.9
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of related tax effects................................   (2.8)   (3.4)    (3.5)
                                                              -----   -----   ------
Pro forma net income (loss).................................  $74.1   $(3.1)  $169.4
                                                              =====   =====   ======
Net income (loss) per share:
Basic, as reported..........................................  $1.57   $  --   $ 3.56
Basic, pro forma............................................   1.51    (.06)    3.49
Diluted, as reported........................................   1.56      --     3.51
Diluted, pro forma..........................................   1.51    (.06)    3.44

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2003   2002   2001
                                                              ----   ----   ----
Expected volatility.........................................  35.4%  25.0%  24.2%
Risk-free interest rate.....................................   3.2%   2.7%   4.3%
Expected life (years).......................................   5.0    5.0    5.0
Dividend yield..............................................   3.9%   3.6%   2.9%

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts when ultimately realized could differ from those estimates.

     Reclassification -- Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

     New Accounting Pronouncements -- In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities (VIEs) in which it is the primary beneficiary. FIN 46 applied immediately to VIEs created or acquired after January 31, 2003. No VIEs were created or obtained by GATX during 2003. For other VIEs, FIN 46 initially applied in the first fiscal quarter or interim period beginning after June 15, 2003. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. In December 2003, the FASB reissued FIN 46 (Revised Interpretations) with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities
(SPEs) as of December 31, 2003. Application for all other types of VIEs is required for periods ending after March 15, 2004, unless previously applied. GATX did not have an interest in any SPEs subject to the December 31, 2003 implementation date. The Company is in the process of completing an assessment of the impact of FIN 46 for all other types of entities. Based on this review to date, the Company believes certain of its investments will be considered VIEs pursuant to the guidance provided in FIN 46. However, GATX is not a primary beneficiary with respect to any of the VIEs and does not expect to consolidate or otherwise adjust recorded amounts for assets, liabilities, income or expense. GATX's maximum exposure to loss with respect to these VIEs is approximately $311.4 million, of which $277.7 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is in effect for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this new statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal periods beginning prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of this statement does not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of FASB No. 132 (Revised 2003) does not change the measurement and recognition provisions of SFAS No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132 (Revised 2003) replaces SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The requirements of SFAS 132 (Revised 2003) have been incorporated into the notes to the financial statements included herein.

NOTE 3.  ACQUISITIONS

     The Company completed acquisitions of $56.8 million in 2002 and $95.8 million in 2001 for cash and other consideration. The results of operations of these acquisitions have been included in the consolidated statements of income since their respective dates of acquisition. Neither of these acquisitions were material to the Company's consolidated financial statements.

     In December 2002, Rail acquired the remaining 50.5% interest in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor for $56.8 million and assumed $56.0 million of debt. $22.5 million of the purchase price was funded in 2003. Prior to the transaction, which resulted in 100% ownership, Rail held a 49.5% interest in KVG. At date of acquisition, KVG added approximately 9,000 tank and specialized railcars to Rail's wholly-owned worldwide fleet.

     In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern Sp. z.o.o
(DEC), Poland's national tank car fleet and fuel distribution company, for $95.8 million. DEC's assets included 11,000 tank cars at the acquisition date and a railcar maintenance network.

NOTE 4.  ACCOUNTING FOR LEASES

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

     The components of the investment in finance leases were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Net minimum future lease receivables........................  $ 607.8   $ 741.0
Estimated residual values...................................    177.4     240.5
                                                              -------   -------
                                                                785.2     981.5
Less: unearned income.......................................   (223.3)   (268.5)
                                                              -------   -------
Investment in finance leases................................  $ 561.9   $ 713.0
                                                              =======   =======

     Operating Leases -- The majority of railcar assets, air assets and certain other equipment leases included in operating lease assets are accounted for as operating leases. Rental income from operating leases is generally reported on a straight-line basis over the term of the lease.

     Rental income on certain leases is based on equipment usage. Usage rents for the years ended December 31, 2003, 2002 and 2001 were $33.4 million, $7.1 million, and $3.3 million, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases by year at December 31, 2003 were (in millions):

                                                     FINANCE
                                                     LEASES    OPERATING LEASES    TOTAL
                                                     -------   ----------------   --------
2004...............................................  $191.4        $  718.0       $  909.4
2005...............................................   113.6           531.3          644.9
2006...............................................    65.6           358.0          423.6
2007...............................................    25.8           249.7          275.5
2008...............................................    21.4           169.9          191.3
Years thereafter...................................   190.0           318.3          508.3
                                                     ------        --------       --------
                                                     $607.8        $2,345.2       $2,953.0
                                                     ======        ========       ========

     The following information pertains to GATX as a lessee:

     Capital Leases -- Assets that have been leased to customers under operating lease assets and finance leases and were financed under capital leases were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Railcars....................................................  $ 155.6   $ 160.8
Marine vessels..............................................    134.0     147.7
Aircraft....................................................     15.7      15.3
                                                              -------   -------
                                                                305.3     323.8
Less: allowance for depreciation............................   (210.6)   (214.2)
                                                              -------   -------
                                                                 94.7     109.6
Finance leases..............................................      9.4       8.7
                                                              -------   -------
                                                              $ 104.1   $ 118.3
                                                              =======   =======

     Depreciation of capital lease assets is classified as depreciation and amortization in the statements of income.

     Operating Leases -- GATX has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GATX has provided a guarantee for a portion of the residual value related to two operating leases. Operating lease expense for the years ended December 31, 2003, 2002, and 2001 was $182.4 million, $179.5 million, and $184.2 million, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2003 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2004...................................................  $ 31.2    $  139.4      $ 39.9
2005...................................................    20.4       151.8        41.5
2006...................................................    17.4       145.5        40.0
2007...................................................    16.7       135.0        38.8
2008...................................................    14.8       137.1        39.0
Years thereafter.......................................    74.4     1,018.6       440.9
                                                         ------    --------      ------
                                                          174.9    $1,727.4      $640.1
                                                                   ========      ======
Less: amounts representing interest....................   (52.5)
                                                         ------
Present value of future minimum capital Lease
  payments.............................................  $122.4
                                                         ======

     The payments for these leases and certain operating leases do not include the costs of licenses, taxes, insurance, and maintenance that GATX is required to pay. Interest expense on the above capital leases was $12.0 million in 2003, $14.1 million in 2002, and $15.0 million in 2001.

     The amounts shown for nonrecourse operating leases primarily reflect rental payments of three bankruptcy remote, special-purpose corporations that are wholly-owned by GATX. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTE 5.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly, and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the collateral, and any adjustment is considered in determining the provision for possible losses. Generally, interest income is not recognized on impaired loans until the outstanding principal is recovered. In 2003, GATX recognized $3.6 million in interest income from loans classified as impaired.

     The types of loans in GATX's portfolio are as follows (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Equipment...................................................  $101.1   $196.0
Venture.....................................................    86.3    238.2
                                                              ------   ------
Total investments...........................................  $187.4   $434.2
                                                              ======   ======
Impaired loans (included in total)..........................  $ 28.9   $ 54.2
                                                              ------   ------

     The Company has recorded allowances for possible losses of $14.7 million and $22.0 million on impaired loans at December 31, 2003 and 2002, respectively. The average balance of impaired loans was $41.6 million, $48.6 million and $53.0 million during 2003, 2002 and 2001, respectively.

     At December 31, 2003, scheduled loan principal due by year was as follows (in millions):

                                                               LOAN PRINCIPAL
                                                               --------------
2004........................................................       $ 69.5
2005........................................................         41.5
2006........................................................         19.5
2007........................................................         15.1
2008........................................................         26.2
Years thereafter............................................         15.6
                                                                   ------
                                                                   $187.4
                                                                   ======

NOTE 6.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GATX's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or through the disposition of collateral. GATX assesses the recoverability of investments by considering factors such as a customer's payment history and financial position.

     The following summarizes changes in the allowance for possible losses (in millions):

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2003     2002     2001
                                                            ------   ------   -------
Balance at the beginning of the year......................  $ 82.2   $ 94.2   $  95.2
Provision for possible losses.............................     3.0     36.6      98.4
Charges to allowance......................................   (36.1)   (56.0)   (105.2)
Recoveries and other......................................     2.5      7.4       5.8
                                                            ------   ------   -------
Balance at end of the year................................  $ 51.6   $ 82.2   $  94.2
                                                            ======   ======   =======

     The charges to the allowance in 2003 were primarily due to write-offs related to Air, Technology and Specialty investments. The charges to the allowance in 2002 were primarily due to write-offs related to Technology and Specialty investments. 2001 charges to the allowance primarily related to write-offs at Specialty, including telecom and steel investments. Other activity in 2003 included a $7.3 million reduction in the allowance related to the sales of Specialty's U.K. and Canadian venture-related loan portfolios completed in December 2003.

     There were no material changes in estimation methods or assumptions for the allowances during 2003. GATX believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2003. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 7.  INVESTMENTS IN AFFILIATED COMPANIES

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

     The investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date, and are subsequently adjusted for GATX's share of affiliates' undistributed earnings (losses). These investments include net loans to affiliated companies of $299.6 million and $301.2 million at December 31, 2003 and 2002, respectively. Share of affiliates' earnings includes GATX's share of interest income on these loans, which offsets the proportional share of the affiliated companies' interest expense on the loans. Share of affiliates' earnings in 2001 also includes the amortization of goodwill. Distributions reflect both dividends and the return of principal and reduce the carrying amount of the investment. Distributions received from such affiliates were $148.1 million, $148.8 million, and $225.6 million in 2003, 2002 and 2001, respectively.

     The following table shows GATX's investments in affiliated companies by segment (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Rail........................................................  $140.9   $145.0
Air.........................................................   484.9    470.5
Technology..................................................    20.6     15.2
Specialty...................................................   221.8    220.2
                                                              ------   ------
                                                              $868.2   $850.9
                                                              ======   ======

     The following table shows GATX's pre-tax share of affiliates' earnings
(loss) by segment (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2003    2002     2001
                                                              -----   -----   ------
Rail........................................................  $12.5   $13.1   $  7.4
Air.........................................................   31.6    14.8     33.1
Technology..................................................    2.9     2.3      2.3
Specialty...................................................   22.7    18.2    (10.0)
                                                              -----   -----   ------
                                                              $69.7   $48.4   $ 32.8
                                                              =====   =====   ======

     For purposes of preparing the following information, GATX made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GATX. In addition, GATX recorded its loans to the joint ventures as equity contributions, therefore, those loan balances were reclassified from liabilities to equity.

     Operating results for all affiliated companies held at the end of the year, assuming GATX held 100 percent interest, would be (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                   (UNAUDITED)
Revenues...................................................  $827.1   $854.9   $865.1
Pre-tax income.............................................   122.6     91.8     32.6

     For 2001, pre-tax income as if GATX held a 100 percent interest was less than GATX's pre-tax share of affiliates' earnings due to telecom losses recorded at affiliates of Specialty of $131.9 million. GATX's share of these losses was $35.6 million.

     Summarized balance sheet data for all affiliated companies held at the end of the year, assuming GATX held a 100% interest, would be (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  (UNAUDITED)
Total assets................................................  $6,397.5   $6,131.8
Long-term liabilities.......................................   3,864.6    3,604.7
Other liabilities...........................................     581.6      516.8
Shareholders' equity........................................   1,951.3    2,010.3

     At December 31, 2003 and 2002, GFC provided $73.6 million and $89.2 million, respectively, in debt guarantees and $125.0 million and $123.2 million, respectively, in residual value guarantees related to affiliated companies.

NOTE 8.  GOODWILL

     Goodwill, net of accumulated amortization, was $94.8 million and $62.5 million as of December 31, 2003 and 2002, respectively. There was no amortization expense recorded in 2003 and 2002. Amortization expense totaled $4.6 million for the year ended December 31, 2001.

     Following reflects the changes in the carrying value of goodwill for the year ended December 31, 2003 (in millions):

                                                   RAIL    TECHNOLOGY   SPECIALTY   TOTAL
                                                   -----   ----------   ---------   ------
Balance at December 31, 2001.....................  $41.9      $7.6       $ 13.8     $ 63.3
Goodwill acquired................................    8.2        --           .6        8.8
Purchase accounting adjustment...................   10.5        --           --       10.5
Reclassification from investments in affiliated
  companies......................................   29.2        --           --       29.2
Impairment charges...............................  (34.9)       --        (14.4)     (49.3)
                                                   -----      ----       ------     ------
Balance at December 31, 2002.....................  $54.9      $7.6           --     $ 62.5
Purchase accounting adjustment...................   16.4        --           --       16.4
Foreign currency translation adjustment..........   15.9        --           --       15.9
                                                   -----      ----       ------     ------
Balance at December 31, 2003.....................  $87.2      $7.6       $   --     $ 94.8
                                                   =====      ====       ======     ======

     Rail -- In 2002, GATX acquired the remaining interest in KVG. As a result of this transaction, GATX recorded $8.2 million of goodwill. Additionally, the net book value of the goodwill that related to GATX's previous acquisitions of interest in KVG was $29.2 million. GATX reclassified the $29.2 million goodwill balance related to the previous investments on the Company's balance sheet from investment in affiliated companies to goodwill as of December 31, 2002.

     In 2002, the purchase accounting adjustment of $10.5 million was related to the finalization of the allocation of the 2001 purchase price of DEC among the amounts assigned to assets and liabilities. GATX relied on the conclusions of an independent appraisal for purposes of assigning value to DEC's tangible and intangible assets (excluding goodwill). In addition, GATX finalized its plans to integrate and restructure certain functions of DEC's operations, and in accordance with EITF 95-3 recognized the associated costs of the plan as a liability assumed in a purchase business combination and included the amount in the allocation of acquisition cost.

     In accordance with SFAS 142, the Company completed its review of the goodwill recorded from the DEC acquisition by the third quarter of 2002. Based on that review, the Company determined that all of the goodwill related to DEC was in excess of its fair market value. As a result, the Company recorded a one-time, non-cash impairment charge of $34.9 million in 2002. Such a charge is non-operational in nature and recognized as a cumulative effect of accounting change in the 2002 consolidated statement of income. The impairment charge was due primarily to lessened expectations of projected cash flows based on the then current market conditions and a lower long-term growth rate projected for DEC.

     In 2003, the purchase accounting adjustment of $16.4 million was attributable to the finalization of the allocation of the 2002 purchase price of KVG among the amounts assigned to assets and liabilities. GATX relied on the conclusions of an independent appraisal for purposes of assigning value to KVG's tangible and intangible assets (excluding goodwill). The adjustment reflects a lower allocation of purchase price to fixed assets as remaining lives were lower than preliminary estimates.

     In 2003, the carrying amount of goodwill at Rail increased $15.9 million as a result of a foreign currency translation adjustment due to the strengthening of the Canadian dollar and the Euro.

     Specialty -- GATX recorded a $14.4 million impairment charge in 2002 for the write-down of goodwill associated with the Company's plan to exit the former venture finance business.

     The following is the pro forma effect of the adoption of SFAS 142 (in millions, except per share data):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003    2002     2001
                                                              ------   -----   -------
Net Income, as reported.....................................  $76.9     $.3    $172.9
Adjusted for:
  Goodwill amortization, net of tax.........................     --      --       3.5
  Amortization of equity method goodwill, net of tax........     --      --       3.3
  Adjusted net income.......................................  $76.9     $.3    $179.7
Basic earnings per share:
  Reported net income.......................................  $1.57     $--    $ 3.56
  Goodwill amortization.....................................     --      --       .07
  Amortization of equity method goodwill....................     --      --       .07
  Adjusted net income.......................................  $1.57     $--    $ 3.70
Diluted earnings per share:
  Reported net income.......................................  $1.56     $--    $ 3.51
  Goodwill amortization.....................................     --      --       .07
  Amortization of equity method goodwill....................     --      --       .07
  Adjusted net income.......................................  $1.56     $--    $ 3.65

NOTE 9.  INVESTMENT SECURITIES

     Investments classified as available-for-sale and recorded at fair value in accordance with SFAS No. 115, are included with other investments in the consolidated balance sheet. Unrealized gains representing the difference between carrying amount and estimated current fair value, are recorded in the accumulated other comprehensive loss component of shareholders' equity, net of related tax effects, and totaled $1.7 million and $1.4 million as of December 31, 2003 and 2002, respectively. The Company did not have any unrealized losses on available-for-sale securities as of December 31, 2003 and 2002. The Company did not have any investments classified as held-to-maturity or trading as of December 31, 2003 or 2002. Information regarding the Company's available-for-sale securities is provided in the table below (in millions):

                                                DECEMBER 31, 2003         DECEMBER 31, 2002
                                             -----------------------   -----------------------
                                             ESTIMATED                 ESTIMATED
                                             FAIR VALUE   UNREALIZED   FAIR VALUE   UNREALIZED
                                               GROSS        GAINS        GROSS        GAINS
                                             ----------   ----------   ----------   ----------
Equity.....................................    $ 2.4         $2.4         $.8          $.3
Debt.......................................     24.0           --          --           --
                                               -----         ----         ---          ---
                                               $26.4         $2.4         $.8          $.3
                                               =====         ====         ===          ===

     Debt securities at December 31, 2003 mature as follows (in millions):

                                                               TOTAL
                                                               -----
2004........................................................   $  --
2005........................................................     1.0
2006........................................................     8.0
2007........................................................    15.0
2008........................................................      --
                                                               -----
                                                               $24.0
                                                               =====

     Proceeds and realized gains from sales of available-for-sale securities, generally related to common stock received upon the exercise of warrants received in connection with financing of non-public venture backed companies, totaled $7.3 million in 2003, $3.9 million in 2002 and $35.2 million in 2001.

     Upon the adoption of SFAS No. 133, as amended, warrants are accounted for as derivatives, with prospective changes in fair value recorded in current earnings. Accordingly, upon the conversion of warrants and subsequent sale of stock, any amounts previously recorded in fair value adjustments for derivatives related to the warrants are reclassified to gain on sale of securities in the income statement. Refer to Note 13 to the Company's financial statements for further information regarding the Company's warrants.

     During the years ended December 31, 2003, 2002 and 2001, $4.4 million, $2.4 million, and $23.5 million, net of tax, respectively, were reclassified from accumulated other comprehensive loss for gains realized and included in net income. The Company used specific identification as the basis to determine the amount reclassified from accumulated other comprehensive loss to earnings.

     In 2001, the Company sold securities classified as held-to-maturity. The debt securities were part of Specialty's telecom portfolio and initially had maturity dates ranging from 2005 to 2010. Due to the poor performance of the telecom market, the Company concluded that the decline in the value of the telecom-related debt securities was other than temporary in accordance with SFAS No. 115, and the carrying amount of the bonds was written down to fair value, resulting in a loss on asset impairment charge of $47.4 million during 2001. Subsequently, the securities were sold for proceeds of $12.2 million and a gain of $3.5 million was recognized.

NOTE 10.  OTHER ASSETS

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Fair value of derivatives...................................  $ 48.0   $ 62.3
Deferred financing costs....................................    43.8     45.2
Prepaid items...............................................    88.6     85.3
Furniture, fixtures and other equipment, net of accumulated
  depreciation..............................................    16.9     23.9
Inventory...................................................    25.6     20.0
Other.......................................................    21.8     57.7
                                                              ------   ------
                                                              $244.7   $294.4
                                                              ======   ======

NOTE 11.  SHORT-TERM DEBT AND LINES OF CREDIT

     Short-term debt (in millions) and weighted average interest rates as of year end were:

                                                               DECEMBER 31
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Short-term debt amount......................................  $15.9   $13.7
Short-term debt rate........................................   2.73%   3.50%

     Short-term debt was principally foreign denominated loans.

     GATX, through its wholly-owned subsidiary GFC, has commitments under credit agreements with a group of financial institutions for revolving credit loans totaling $539.3 million. GFC's revolving credit agreements are for $254.3 million, $145.0 million and $140.0 million expiring in 2004, 2005 and 2006, respectively. At December 31, 2003, availability under all credit facilities was $512.5 million with $26.8 mil-lion of letters of credit issued and backed by the most recent facility. The annual commitment fees for the revolving credit agreements are based on a percentage of the commitment and totaled approximately $1.4 million, $1.2 million, and $.7 million for 2003, 2002, and 2001, respectively.

     All revolving credit facilities contain various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, the credit facilities contain certain negative pledge provisions, including an asset coverage test. Terms of the $140.0 million credit facility also include a limitation on liens condition for borrowings on this facility.

     As defined in the credit facilities, the net worth of GFC at December 31, 2003 was $1.6 billion, which was in excess of the most restrictive minimum net worth requirement of $1.1 billion. Additionally, the ratio of earnings to fixed charges as defined by the credit facilities was 1.9x for the period ended December 31, 2003, in excess of the most restrictive covenant of 1.3x.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances, or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures also contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and non-recourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $781.4 million of additional indebtedness as of December 31, 2003 based on the most restrictive limitation on liens provision.

     The covenants in the credit facilities and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2003, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $674.2 million, implying that $594.0 million of subsidiary net assets were restricted. Restricted assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     In addition to the credit facilities and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. GATX does not anticipate any covenant in GFC's credit facilities, bank financings, or indentures will be violated, nor does GATX anticipate that any of these covenants will restrict its operations.

     As December 31, 2003, GFC was in compliance with all covenants and conditions of its credit facilities.

NOTE 12.  LONG-TERM DEBT

     Long-term debt (in millions) and the range of interest rates as of year end were:

                                                                          DECEMBER 31
                                                                      -------------------
VARIABLE RATE                       INTEREST RATES   FINAL MATURITY     2003       2002
-------------                       --------------   --------------   --------   --------
Term notes and other
  obligations.....................   1.15% - 4.14%     2004 - 2015    $1,204.4   $1,142.8
Nonrecourse obligations...........   1.80% - 2.22%     2007 - 2015        94.6       62.8
                                                                      --------   --------
                                                                       1,299.0    1,205.6
                                                                      --------   --------
FIXED RATE
Term notes and other
  obligations.....................   4.05% - 8.88%     2004 - 2023     2,051.5    2,345.1
Nonrecourse obligations...........  2.75% - 12.25%     2004 - 2007       351.0      531.8
                                                                      --------   --------
                                                                       2,402.5    2,876.9
                                                                      --------   --------
                                                                      $3,701.5   $4,082.5
                                                                      ========   ========

     Maturities of GATX's long-term debt as of December 31, 2003, for the next five years were (in millions):

                                                       TERM NOTES
                                                       AND OTHER    NONRECOURSE   TOTAL
                                                       ----------   -----------   ------
2004.................................................    $376.2       $183.0      $559.2
2005.................................................     386.1        119.4       505.5
2006.................................................     824.0         55.0       879.0
2007.................................................     329.8         10.8       340.6
2008.................................................     376.4          2.9       379.3

     At December 31, 2003, certain technology assets, aircraft, railcars, and other equipment with a net carrying value of $1,647.6 million were pledged as collateral for $1,370.0 million of notes and obligations.

     Nonrecourse debt of $15.0 million and $28.1 million was borrowed by SPE's which were wholly-owned and consolidated by GATX in 2003 and 2002, respectively. The creditors of the SPE's have no recourse to the general credit of GATX. Nonrecourse debt of $346.3 million and $371.9 million was in place to finance information technology assets on lease to customers at December 31, 2003 and 2002, respectively.

     In August 2003, GATX completed a private offering of $125.0 million long-term, 5.0% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at with an initial conversion price of $23.69 per share. Holders of the notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% if the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any purchases in August 2008 will be payable in cash, whereas any purchases in August 2013 or August 2018 maybe paid in cash or shares of common stock, at GATX's option.

     In February 2002, GATX completed a private offering of $175.0 million of long-term, 7.5% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at a price of $34.09 per share.

     Interest expense capitalized as part of the cost of construction of major assets was $4.2 million in 2003, $15.8 million in 2002 and $14.4 million in 2001. Interest allocated to discontinued operations was $5.0 million in 2001.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GATX may enter into derivative transactions in accordance with its policy for the purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changing interest rates on debt securities. These instruments are entered into for hedging purposes only to manage underlying exposures. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not designated as accounting hedges under SFAS No. 133, as amended.

  FAIR VALUE HEDGES

     GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2003, maturities for interest rate swaps designated as fair value hedges range from 2005-2009.

  CASH FLOW HEDGES

     GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GATX uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2003, maturities for interest rate swaps qualifying as cash flow hedges range from 2004-2012.

     GATX enters into currency swaps, currency and interest rate forwards, and Treasury note derivatives as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. The fair values of currency swaps, currency and interest rate forwards, and Treasury note derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2003, maturities for these hedges range from 2004-2013.

     As of December 31, 2003, GATX expects to reclassify $1.0 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings within the next twelve months related to various hedging transactions.

  OTHER DERIVATIVES

     GATX obtains warrants from non-public, venture backed companies in connection with its financing activities. Upon adoption of SFAS No. 133, as amended, these warrants were accounted for as derivatives. Upon receipt, fair value is generally not ascertainable due to the early stage nature of the investee companies. Accordingly, assigned values are nominal. Prior to an initial public offering (IPO) of these companies, the fair value of pre-IPO warrants is deemed to be zero. Accordingly, no amounts were recognized in earnings for changes in fair value of pre-IPO warrants. The fair value of warrants subsequent to the IPO is based on currently quoted prices of the underlying stock.

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

     The following table sets forth the carrying amounts and fair values of GATX's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2003       2003       2002       2002
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Loans -- fixed...............................  $  162.9   $  150.5   $  411.8   $  461.8
Derivative instruments:
  Cash flow hedges...........................      14.6       14.6       45.4       45.4
  Fair value hedges..........................      41.3       41.3       56.2       56.2
                                               --------   --------   --------   --------
Total derivative instruments.................      55.9       55.9      101.6      101.6
                                               --------   --------   --------   --------
                                               $  218.8   $  206.4   $  513.4   $  563.4
                                               ========   ========   ========   ========
LIABILITIES
Long-term debt -- fixed......................  $2,402.5   $2,583.0   $2,876.9   $2,803.0
Long-term debt -- variable...................   1,299.0    1,301.8    1,205.6    1,165.9
Derivative instruments:
  Cash flow hedges...........................      36.8       36.8       39.3       39.3
                                               --------   --------   --------   --------
                                               $3,738.3   $3,921.6   $4,121.8   $4,008.2
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

NOTE 14.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $217.4 million at December 31, 2003.

     Significant components of GATX's deferred tax liabilities and assets were (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $318.8   $311.3
Leveraged leases............................................    85.7    105.5
Investments in affiliated companies.........................   135.9    151.1
Lease accounting (other than leveraged).....................   253.4    137.9
Other.......................................................    64.9     88.6
                                                              ------   ------
Total deferred tax liabilities..............................   858.7    794.4
DEFERRED TAX ASSETS
Alternative minimum tax credit..............................    29.2       --
Net operating loss carryforward.............................    21.7       --
Accruals not currently deductible for tax purposes..........    70.8     45.0
Allowance for possible losses...............................    18.3     32.5
Post-retirement benefits other than pensions................    20.6     21.6
Other.......................................................    26.4     57.9
                                                              ------   ------
Total deferred tax assets...................................   187.0    157.0
                                                              ------   ------
Net deferred tax liabilities................................  $671.7   $637.4
                                                              ======   ======

     At December 31, 2003, GATX had a U.S. federal net operating loss carryforward of approximately $62.0 million which expires in 2023. The alternative minimum tax credit of $29.2 million has an unlimited carryforward period. A valuation allowance for recorded deferred tax assets has not been provided as management expects such benefits to be fully realized.

     The domestic and foreign components of income before income tax provision (benefit) from continuing operations consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2003    2002     2001
                                                              ------   -----   ------
Domestic....................................................  $ 52.8   $(8.5)  $(29.8)
Foreign.....................................................    50.1    47.5     35.4
                                                              ------   -----   ------
                                                              $102.9   $39.0   $  5.6
                                                              ======   =====   ======

     GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2003     2002      2001
                                                           ------   -------   -------
CURRENT
Domestic:
  Federal................................................  $(24.3)  $(133.0)  $(149.7)
  State and local........................................    (1.6)     (5.8)      4.5
                                                           ------   -------   -------
                                                            (25.9)   (138.8)   (145.2)
Foreign..................................................    10.7      12.5      11.9
                                                           ------   -------   -------
                                                            (15.2)   (126.3)   (133.3)
DEFERRED
Domestic:
  Federal................................................    28.5     123.6     145.2
  State and local........................................     6.7       6.0      (7.2)
                                                           ------   -------   -------
                                                             35.2     129.6     138.0
Foreign..................................................     6.0       6.7      (6.6)
                                                           ------   -------   -------
                                                             41.2     136.3     131.4
                                                           ------   -------   -------
Income tax provision (benefit)...........................  $ 26.0   $  10.0   $  (1.9)
                                                           ======   =======   =======
Income taxes (recovered) paid............................  $(84.1)  $ (38.9)  $ 211.1
                                                           ======   =======   =======

     Taxes (recovered) paid include amounts allocable to discontinued operations of $4.7 million, $(8.9) million and $285.9 million in 2003, 2002 and 2001 respectively. The tax amount recovered in 2003 is net of $21.4 million paid to the Internal Revenue Service (IRS) to settle all disputed tax issues related to the audits for the years 1992 to 1997.

     The reasons for the difference between GATX's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2003    2002     2001
                                                              ------   -----   ------
Income taxes at federal statutory rate......................  $ 36.0   $13.7   $  2.0
Adjust for effect of:
  Extraterritorial income exclusion.........................    (1.7)   (5.7)      --
  Tax rate decrease on deferred taxes.......................    (1.8)     --     (6.1)
  State income taxes........................................     3.3      .1     (1.7)
  Corporate owned life insurance............................     (.7)    (.8)    (1.6)
  Tax audit (recovery) reserve..............................   (10.0)     .5      4.3
  Foreign income............................................      .2     1.6       .3
  Other.....................................................      .7      .6       .9
                                                              ------   -----   ------
Income tax provision (benefit)..............................  $ 26.0   $10.0   $ (1.9)
                                                              ======   =====   ======
Effective income tax rate...................................    25.3%   25.6%   (33.9)%
                                                              ======   =====   ======

     The extraterritorial income exclusion (ETI) is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. The benefit recorded in 2002 included both the 2001 and

2002 amounts. Congress is currently evaluating the potential repeal of the ETI. Accordingly, the availability of this exemption in future years is uncertain.

     The tax rate decrease on deferred taxes recorded in 2003 and 2001 is the result of changes in foreign income tax rates enacted in those years.

     State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total income from all sources.

     The recovery of tax audit reserve in 2003 is the reversal of prior year tax audit accruals as a result of the favorable resolution and settlement with the IRS of issues in the 1995 to 1997 audit. The tax audit accruals provided in 2002 and 2001 were primarily attributable to audit adjustments made by the IRS related to the disallowance of interest deduction associated with the Company's Corporate Owned Life Insurance (COLI) program. During 2002, GATX reached agreement with the IRS to settle the COLI issue. The settlement amount was substantially equivalent to the tax audit accrual provided in 2001 and prior years.

     GATX's U.S. income tax returns have been audited through 1997 and all issues have been settled with the IRS. Audits by the IRS of the years 1998 to 2002 are currently in progress. GATX believes that adequate accruals have been provided for all years.

NOTE 15.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a closed subsidiary in the U.K. The U.K. pension plan no longer has any active members and is closed for new entrants. Benefits payable under the pension plans are based on years of service and/or final average salary. The funding policy for the pension plans is based on actuarially determined cost methods allowable under IRS regulations and statutory regulations in the U.K.

     In addition to the pension plans, GATX's has other post-retirement plans providing health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan. The plans are either contributory or noncontributory, depending on various factors.

     GATX uses a December 31, 2003 measurement date for all of its plans.

     The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

                                                                   DECEMBER 31
                                                    -----------------------------------------
                                                                            2003       2002
                                                      2003       2002     RETIREE    RETIREE
                                                    PENSION    PENSION     HEALTH     HEALTH
                                                    BENEFITS   BENEFITS   AND LIFE   AND LIFE
                                                    --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........   $357.9     $329.0     $ 75.1     $ 69.6
Service cost......................................      5.8        5.3         .4         .4
Interest cost.....................................     23.6       23.8        5.2        5.2
Actuarial loss....................................     25.8       25.2        9.0        8.9
Benefits paid.....................................    (26.0)     (28.1)      (9.1)      (9.0)
Special termination benefits......................       --         .2         --         --
Effect of exchange rate changes...................      3.7        2.5         --         --
                                                     ------     ------     ------     ------
Benefit obligation at end of year.................   $390.8     $357.9     $ 80.6     $ 75.1
                                                     ======     ======     ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS
Plan assets at beginning of year..................   $289.7     $294.9     $   --     $   --
Actual return on plan assets......................     64.1      (25.2)        --         --
Effect of exchange rate changes...................      2.8        2.2         --         --
Company contributions.............................     11.6       45.9        9.1        9.0
Benefits paid.....................................    (26.0)     (28.1)      (9.1)      (9.0)
                                                     ------     ------     ------     ------
Plan assets at end of year........................   $342.2     $289.7     $   --     $   --
                                                     ======     ======     ======     ======
FUNDED STATUS
Funded status of the plan.........................   $(48.6)    $(68.2)    $(80.6)    $(75.1)
Unrecognized net loss.............................     91.6       99.0       21.8       13.5
Unrecognized prior service cost...................      1.3        1.6         --         --
Unrecognized net transition obligation............       .2         .3         --         --
                                                     ------     ------     ------     ------
Prepaid (accrued) cost............................   $ 44.5     $ 32.7     $(58.8)    $(61.6)
                                                     ======     ======     ======     ======
AMOUNT RECOGNIZED
Prepaid benefit cost..............................   $ 59.7     $ 23.5     $   --     $   --
Accrued benefit liability.........................    (26.4)     (34.5)     (58.8)     (61.6)
Intangible asset..................................       .2        2.0         --         --
Accumulated other comprehensive income............     11.0       41.7         --         --
                                                     ------     ------     ------     ------
Total recognized..................................   $ 44.5     $ 32.7     $(58.8)    $(61.6)
                                                     ======     ======     ======     ======

     The accumulated benefit obligation for the defined benefit pension plans was $353.8 million and $323.1 million at December 31, 2003 and 2002, respectively.

     Information for funded and unfunded pension plans with a projected benefit obligation in excess of plan assets is as follows (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Projected benefit obligations...............................  $295.0   $268.3
Fair value of plan assets...................................   243.5    199.5

     Information for funded and unfunded pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

                                                               DECEMBER 31
                                                              --------------
                                                              2003     2002
                                                              -----   ------
Accumulated benefit obligations.............................  $55.7   $234.0
Fair value of plan assets...................................   29.3    199.5

     The components of pension and other post-retirement benefit costs are as follows (in millions):

                                                                       2003      2002      2001
                                                                      RETIREE   RETIREE   RETIREE
                                       2003       2002       2001     HEALTH    HEALTH    HEALTH
                                     PENSION    PENSION    PENSION      AND       AND       AND
                                     BENEFITS   BENEFITS   BENEFITS    LIFE      LIFE      LIFE
                                     --------   --------   --------   -------   -------   -------
Service cost.......................   $  5.8     $  5.3     $  5.8     $  .4     $  .4    $   .4
Interest cost......................     23.6       23.8       23.5       5.2       5.2       4.4
Expected return on plan assets.....    (30.6)     (29.0)     (28.5)       --        --        --
Amortization of:
  Unrecognized prior service
     cost..........................       .3         .4         .3        --        --        --
  Unrecognized net obligation......       .1         --         --        --        --        --
  Unrecognized net loss (gain).....       .5         .4         .3        .7        .4       (.6)
                                      ------     ------     ------     -----     -----    ------
Ongoing net (benefit) costs........      (.3)        .9        1.4       6.3       6.0       4.2
                                      ------     ------     ------     -----     -----    ------
Recognized gain due to
  curtailment......................       --         --      (14.0)       --        --      (1.1)
Recognized special termination
  benefits expense.................       --         .2       12.4        --        --        .2
                                      ------     ------     ------     -----     -----    ------
Net (benefit) costs................   $  (.3)    $  1.1     $  (.2)    $ 6.3     $ 6.0    $  3.3
                                      ======     ======     ======     =====     =====    ======

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

     There are no pension costs related to discontinued operations for the year ended December 31, 2003 and 2002. Pension costs include a credit of $.1 million related to discontinued operations for the year ended December 31, 2001.

     GATX amortizes the unrecognized prior service cost and the unrecognized net obligation using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The excess of recognized net gains or losses (excluding asset gains and losses not yet reflected in the market-related value of assets) above the greater of 10% of the projected benefit obligation or 10% of the market-related value of the assets are amortized by dividing this excess, if any, by the average remaining service period of active employees.

     GATX used the following assumptions to measure the benefit obligations, compute the expected long-term return on assets and to measure the periodic cost for GATX's defined benefit and post-retirement benefit plans for the years ended December 31, 2003 and 2002:

                                                              2003   2002
                                                              ----   ----
DOMESTIC DEFINED BENEFIT PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  6.25%  7.00%
     Rate of compensation increases.........................  5.00%  5.00%
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  7.00%  7.50%
     Expected return on plan assets.........................  8.75%  8.75%
     Rate of compensation increases.........................  5.00%  5.00%
FOREIGN DEFINED BENEFIT PLAN:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  5.40%  5.50%
     Rate of compensation increases.........................   N/A    N/A
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  5.50%  6.50%
     Expected return on plan assets.........................  6.40%  6.50%
     Rate of compensation increases.........................   N/A    N/A
POST-RETIREMENT BENEFIT PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  6.25%  7.00%
     Rate of compensation increases.........................  5.00%  5.00%
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  7.00%  7.50%
     Rate of compensation increases.........................  5.00%  5.00%

     GATX determines a long-term rate of return assumption on plan assets for its funded pension plans based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The domestic expected return on plan assets of 8.75% is a blended rate based on its expected return on plan assets of 9.00% for the plan covering salaried employees and expected return on plan assets of 8.25% for the plan covering hourly employees. GATX studies historical markets as well as peer group data to determine its long-term rate of return for each of the plans. GATX routinely reviews its historical returns along with current market conditions to ensure its long-term rate of return assumption on plan assets is reasonable and appropriate.

     The health care cost trend rate has a significant effect on the other post-retirement benefit cost and obligation. The assumed health care cost trend rate for 2003 was 11.0% for participants over the age of 65 and 9.0% for participants under the age of 65. The assumed health care cost trend rate anticipated for 2004 will be 10.0% for participants over the age of 65 and 8.5% for participants under the age of 65. Over a six-year period the trend rates will decline gradually to 6.0% and remain at that level thereafter.

     A one-percentage-point change in the trend rate would have the following effects (in millions):

                                                  ONE-PERCENTAGE-POINT   ONE-PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
Effect on total of service and interest cost....          $ .3                  $  (.3)
Effect on postretirement benefit obligation.....           4.8                    (4.5)

     GATX's weighted-average asset allocations of its domestic plans at December 31, 2003 and 2002, by asset category, are as follows:

                                                              PLAN ASSETS AT
                                                                DECEMBER 31
                                                              ---------------
ASSET CATEGORY                                                 2003     2002
--------------                                                ------   ------
Equity securities...........................................   64.3%    60.1%
Debt securities.............................................   28.8     30.0
Real estate.................................................    5.1      5.4
Cash........................................................    1.8      4.5
                                                              -----    -----
                                                              100.0%   100.0%
                                                              =====    =====

     The primary objective of the domestic pension plans is to fully fund benefit payments to plan participants. A secondary objective is to minimize GATX's pension expense and plan contributions. To reach these goals, GATX's philosophy is a diversified approach using a mix of equities, debt and real estate investments to maximize the long-term return of plan assets. GATX uses a set investment structure to maximize its long-term growth. Its equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small to large capitalizations. Its debt securities are also diversified across U.S. investments and include the following: governments, agencies, investment grade and high-yield corporates, mortgage-backed securities, and other collateralized investments. GATX's real estate investments include various property types throughout the U.S. On a timely basis, but not less than twice a year, GATX will formally review actual results to ensure adherence to investment guidelines and stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

     GATX expects to contribute approximately $2.6 million to its domestic unfunded pension plans and its foreign pension plan and $9.0 million to its other postretirement benefit plans in 2004. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ACT) was enacted. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible individuals with a range of options for coordinating with the new government-sponsored program that would potentially reduce plan costs.

     Pursuant to guidance from the FASB under the FASB Staff Position SFAS 106-1, GATX has chosen to defer recognition of the potential effects of the Act in the 2003 financial statements. Therefore, the retiree health obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Guidance on the accounting for the government subsidy is pending and, when issued, could require GATX to modify previously reported information.

     GATX intends to review its retiree health care strategy in light of the Act and may amend its retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, GATX anticipates that its retiree health obligations and costs could be reduced once those amendments are adopted and or the government subsidies are considered.

'In addition to contributions to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans for continuing operations were $1.7 million, $1.9 million, and $2.0 million for 2003, 2002, and 2001, respectively. Contributions related to discontinued operations were zero in 2003 and 2002 and $0.2 million for 2001.

NOTE 16.  CONCENTRATIONS, OFF BALANCE SHEET ITEMS AND OTHER CONTINGENCIES

  CONCENTRATIONS

  Concentration of Revenues

     GATX's revenues are derived from a wide range of industries and companies. Approximately 20% of total revenues are generated from customers in the chemical industry; for similar services, 15% of revenues are derived from the petroleum industry. Air's assets of $2.0 billion, including off balance sheet assets of $29.0 million, are approximately 27% of GATX's total assets and consist primarily of commercial aircraft operated by various domestic and international airlines. At December 31, 2003, the countries with the largest concentrations of Air's commercial aircraft were Turkey with approximately $262.9 million or 13% of Air's total assets, including off balance sheet assets, and Italy with approximately $238.8 million or 12% of Air's total assets, including off balance sheet assets.

  Concentration of Credit Risk

     Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. With most loan financings to customers, the loan is collateralized by the equipment. GATX performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to GATX.

  OFF BALANCE SHEET ITEMS

  Unconditional Purchase Obligations

     At December 31, 2003, GATX's unconditional purchase obligations of $673.5 million consisted primarily of railcar commitments and scheduled aircraft acquisitions. GATX had commitments of $401.1 related to the committed railcar purchase program, entered into in 2002. GATX also had commitments of $169.8 million for orders and options for interests in five new aircraft to be delivered in 2004 and 2006. Unconditional purchase obligations also include $73.1 million of other rail related commitments. GATX has an obligation under the terms of the DEC acquisition agreement to cause DEC to make qualified investments of $36.2 million by December 31, 2005. To the extent there are not satisfactory investment opportunities during 2005, DEC may invest in long term securities for purposes of future investment.

  Commercial Commitments

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

     The following table shows GATX's commercial commitments (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Affiliate debt guarantees -- recourse to GATX...............  $ 73.6   $ 89.2
Asset residual value guarantees.............................   579.5    602.9
Lease and loan payment guarantees...........................    56.6     60.2
Other loan guarantees.......................................      .1     14.7
                                                              ------   ------
  Total guarantees..........................................   709.8    767.0
Standby letters of credit and bonds.........................    28.4     28.7
                                                              ------   ------
                                                              $738.2   $795.7
                                                              ======   ======

     At December 31, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $709.8 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $3.6 million. The expirations of these guarantees range from 2004 to 2017. Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of December 31, 2003. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guaranteed period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized).

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

     GATX and its subsidiaries are also parties to letters of credit and bonds. In GATX's past experience, virtually no claims have been made against these financial instruments. At December 31, 2003, management does not expect any material losses to result from these off balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

  OTHER CONTINGENCIES

  Environmental

     The Company's operations are subject to extensive federal, state and local environmental regulation. GATX's operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. GATX has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at one (1) Superfund site for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, GATX may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, GATX may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

     At the time a potential environmental issue is identified, initial reserves for environmental liability are established when such liability is probable and a reasonable estimate of associated costs can be made. Environmental costs are based on the estimated costs associated with the type and level of investigation and/or remediation activities that our internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations and include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GATX has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, reserves are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GATX conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. GATX does not believe that a liability exists for known environmental risks beyond what has been provided for in the environmental reserve.

     GATX is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately four (4) sites, including the Superfund site, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company did not recognize an environmental expense in 2003 or 2002. GATX did recognize an environmental expense of $1.7 million in 2001. GATX paid $3.4 million, $3.0 million and $15.8 million during 2003, 2002 and 2001, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GATX has recorded liabilities for remediation and restoration of all known sites of $30.2 million at December 31, 2003, compared with $33.2 million at December 31, 2002. These amounts are included in other liabilities on GATX's balance sheet. GATX's environmental liabilities are not discounted. GATX anticipates that the majority of the accrued costs at December 31, 2003, will be paid over the next five years and no individual site is considered to be material.

     Liabilities recorded for environmental costs represent GATX's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability.

     The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

     Recorded liabilities include GATX's best estimates of all costs, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GATX's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GATX's results of operations, financial position or liquidity.

  Legal

     GATX and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of GATX's management that none of these items, when finally resolved, will have a material adverse effect on the results of operations or the financial position of GATX.

NOTE 17.  SHAREHOLDERS' EQUITY

     In accordance with GATX's amended certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $.625 per share. As of December 31, 2003, 57,204,550 shares were issued and 49,246,388 shares were outstanding.

     As discuss in Note 12, on August 15, 2003, GATX completed a private offering of $125.0 million 20-year, 5.0% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at a price of $23.69 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. Shares of common stock have been reserved for the offering based on the maximum number of shares that could be issued pursuant to the dividend adjustment provisions.

     In February 2002, GATX completed a private offering of $175.0 million of five-year, 7.5% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at a price of $34.09 per share.

     A total of 19,678,469 shares of common stock were reserved at December 31, 2003, for the following:

                                                                SHARES
                                                              ----------
Conversion of outstanding preferred stock...................     109,663
Conversion of convertible notes.............................  11,596,760
Incentive compensation programs.............................   4,527,934
Employee service awards.....................................      36,100
Employee stock purchase plan................................   3,408,012
                                                              ----------
                                                              19,678,469
                                                              ==========

     GATX's certificate of incorporation also authorizes 5 million shares of preferred stock at a par value of $1.00 per share. At December 31, 2003 and 2002, 21,824 shares and 21,911 shares, respectively, of preferred stock were outstanding. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitled holders to a cumulative annual cash dividend of

$2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63 per share. In the event of GATX's liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2003 and 2002, the aggregated liquidated preference of both series of preferred stock was $1.3 million.

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

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The change in components for accumulated other comprehensive loss are as follows (in millions):

                                   FOREIGN                     UNREALIZED
                                  CURRENCY      UNREALIZED       LOSS ON      MINIMUM
                                 TRANSLATION    GAIN (LOSS)    DERIVATIVE     PENSION
                                 GAIN (LOSS)   ON SECURITIES   INSTRUMENTS   LIABILITY    TOTAL
                                 -----------   -------------   -----------   ---------   -------
Balance at December 31, 2000...    $(62.4)        $ 28.0         $   --        $   --    $ (34.4)
  Change in component..........       5.6           (1.6)         (24.9)         (8.2)     (29.1)
  Reclassification adjustments
     into earnings.............        --          (38.7)           (.5)           --      (39.2)
  Income tax effect............        --           15.8            9.6           3.2       28.6
                                   ------         ------         ------        ------    -------
Balance at December 31, 2001...     (56.8)           3.5          (15.8)         (5.0)     (74.1)
  Change in component..........      (5.3)            .5           (3.6)        (33.7)     (42.1)
  Reclassification adjustments
     into earnings.............        --           (3.9)           (.2)           --       (4.1)
  Income tax effect............        --            1.3            1.4          12.8       15.5
                                   ------         ------         ------        ------    -------
Balance at December 31, 2002...     (62.1)           1.4          (18.2)        (25.9)    (104.8)
  Change in component..........      78.2            7.7          (38.4)         30.6       78.1
  Reclassification adjustments
     into earnings.............      (2.8)          (7.2)           (.3)           --      (10.3)
  Income tax effect............        --            (.2)          14.4         (11.6)       2.6
                                   ------         ------         ------        ------    -------
Balance at December 31, 2003...    $ 13.3         $  1.7         $(42.5)       $ (6.9)   $ (34.4)
                                   ======         ======         ======        ======    =======

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes the components of portfolio proceeds reported on the consolidated statement of cash flows (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                             2003     2002      2001
                                                            ------   ------   --------
Finance lease rents received, net of earned income and
  leveraged lease nonrecourse debt service................  $176.0   $245.8   $  247.1
Loan principal received...................................   288.5    262.3      216.0
Proceeds from asset remarketing...........................   160.3    257.3      314.8
Proceeds from sale of securities..........................     7.3      3.9       38.7
Investment recovery from investments in affiliated
  companies...............................................   127.4    113.5      209.6
                                                            ------   ------   --------
                                                            $759.5   $882.8   $1,026.2
                                                            ======   ======   ========

     Cash paid for interest and (recovered) paid for taxes were as follows (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
Interest...................................................  $194.2   $256.1   $295.0
Taxes (recovered) paid.....................................   (84.1)   (38.9)   211.1

     Significant items resulting from investing or financing activities of the Company that did not impact cash flows were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2003    2002     2001
                                                              ------   -----   ------
Asset disposition-leveraged lease commitment................  $184.9   $  --   $   --
Liability disposition-leveraged lease commitment............   183.4      --       --
Debt acquired...............................................      --    56.0       --
Extinguished debt...........................................      --    14.0       --
Debt assumed................................................      --      --    255.6

     In 2003, GATX disposed of a leveraged lease commitment on passenger rail equipment. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

     In 2002, the Company acquired KVG and assumed $56.0 million of debt. Also during the year, Technology extinguished $14.0 million of nonrecourse debt and recorded gain on extinguishment of debt of $15.8 million, $13.0 million of which was associated with one lease investment.

     In 2001, GATX acquired a portfolio of technology leases from El Camino Resources for $129.8 million, net of the assumption of $255.6 million of nonrecourse debt.

NOTE 20.  INCENTIVE COMPENSATION PLANS

     The GATX Corporation 1995 Long-Term Incentive Compensation Plan (the 1995
Plan) provides for the granting of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), cash and common stock individual performance units (IPUs), restricted stock rights, restricted common stock, performance awards and exchange stock options. An aggregate of 5,000,000 shares of common stock was authorized under the 1995 Plan. As of December 31, 2003, 493,349 shares were available for issuance under the 1995 Plan.

     IPUs may be granted to key employees and, if predetermined performance goals are met, will be redeemed in cash and common stock, as applicable, with the redemption value determined in part by the fair market value of the common stock as of the date of redemption and in part by the extent to which pre-established performance goals have been achieved. Since the IPU Plan has been replaced by the Executive Incentive Plan (EIP), no IPU grants have been issued since 2001. See below for discussion of the EIP Plan. In 2003, 4,805 shares of common stock with a value of $.1 million were issued and $.1 million in cash was paid to participants in redemption of previously issued IPUs. As of December 31, 2003, 25,151 IPUs were outstanding; however, GATX does not expect to redeem any IPUs in 2004 since performance goals were not met in 2003. Compensation expense has been recognized for this plan in the period incurred.

     In 2002, the Company adopted the EIP for key employees which replaced the former IPU plan. Under the EIP, key employees were awarded a one-time grant comprised of restricted stock and cash components covering plan years 2002 and 2003. At the end of the restricted periods and contingent on continued employment, both awards were redeemed in cash, with the value of the phantom restricted stock award based on the fair market value of the common stock as of the date of redemption. The payouts were structured for one-third of the total award to be paid in 2002 and the remaining two-thirds to be paid in 2003. The total amount of cash awarded under the plan was $1.7 million and the total amount of phantom restricted stock awarded was 54,500 shares. In 2002, one-third of the cash award or $.6 million and one-third of the phantom restricted shares with a value of $.4 million were paid for a total payment of $1.0 million. In 2003, two-thirds of the cash award or $1.1 million and two-thirds of the phantom restricted shares with a value of $.9 million were paid for a total payment of $2.0 million. No awards of cash or phantom restricted stock were granted in 2003. Compensation expense has been recognized for this plan in the period incurred.

     Restricted stock rights may be granted to key employees entitling them to receive a specified number of shares of restricted common stock. The recipients of restricted common stock are entitled to all dividends and voting rights, but the shares are not transferable prior to the expiration of a "restriction period" as determined at the discretion of the Compensation Committee of the Board of Directors. Performance Awards are granted to employees who have been granted restricted stock rights or restricted common stock, but these Awards may not exceed the market value of the restricted common stock when restrictions lapse. The Performance Awards provide cash payments if certain criteria and earnings goals are met over a predetermined period. During 2003, no grants of restricted stock were made. In 2003, 1,886 shares of restricted stock were released and converted to GATX's common shares. As of December 31, 2003, 2,401 shares of restricted stock were outstanding. Compensation expense has been recognized for this plan in the period incurred.

     Nonqualified stock options and incentive stock options may be granted for the purchase of common stock for periods not longer than ten years from the date of grant. The exercise price will not be less than the higher of market value at date of grant or par value of the common stock. Except for options issued under the Exchange Stock Option Program (see below), options vest and become exercisable commencing on a date no earlier than one year from the date of grant and vesting is generally over a three year period.

     The Exchange Stock Option Program became part of the 1995 Plan in 1999 and allows key employees to make an irrevocable election to exchange up to 25% of their pensionable incentive payments for stock options, with a minimum amount of $5,000 in any calendar year. The purchase price of the options is based on a percentage of the Black-Scholes value of stock options of GATX common stock as specified by the Compensation Committee. Exchange Stock Options are granted in January and are exercisable immediately following grant thereof. All Exchange Stock Options will terminate on the tenth anniversary of the date of grant. The exercise price of the options is the fair market value of the common stock on the grant date. In 2003, 2002 and 2001, 14,972, zero and 68,656 options, respectively, were granted. As of December 31, 2003, 161,099 options remain outstanding.

     Under the GATX Employee Stock Purchase Plan (ESPP), which became effective July 1, 1999, GATX is authorized to issue up to 247,167 shares of common stock to eligible employees during the calendar year. Such employees may have up to $10,000 of earnings withheld to purchase GATX common stock. The purchase price of the stock on the date of exercise is 85% of the lesser of its market price at the beginning or end of the plan year. GATX employees purchased 47,591 shares and 61,340 shares in 2003 and 2002, respectively.

     GATX has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options, including the options issued under the Exchange Stock Option Program. Under these guidelines, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market price of the underlying stock on the measurement date. See further disclosure information in
Note 2.

     Stock options are outstanding under the GATX Corporation 1985 Long-Term Incentive Compensation Plan (the 1985 Plan), as amended, but no additional options, stock or awards may be issued thereunder. Data with respect to stock options, including the Employee Stock Option Program issued both from the 1985 Plan and the 1995 Plan, including the range of exercise prices per share for 2003, 2002 and 2001, are set forth below:

                   NUMBER OF SHARES UNDER STOCK OPTION PLANS

                                               2003                   2002                   2001
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                        SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.....  3,600,939    $31.58    3,335,783    $32.17    3,458,042    $29.86
Granted..............................    597,222     21.52      883,450     27.96      659,956     39.75
Exercised............................   (120,050)    19.84     (215,175)    20.25     (559,225)    25.95
Canceled.............................   (272,549)    32.43     (403,119)    34.51     (222,990)    34.29
                                       ---------              ---------              ---------
Outstanding at end of year...........  3,805,562     30.31    3,600,939     31.58    3,335,783     32.17
                                       =========              =========              =========
Exercisable at the end of the year...  2,905,268     31.87    2,393,017     32.15    2,442,309     30.53
Weighted average fair value of
  Options granted during the year....                 5.24                   4.79                   8.67

                                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                            --------------------------------   ----------------------
                                                                    WEIGHTED                 WEIGHTED
                                                                    AVERAGE                  AVERAGE
                                              NUMBER       LIFE     EXERCISE     NUMBER      EXERCISE
RANGES OF EXERCISE PRICES                   OUTSTANDING   (YEARS)    PRICE     OUTSTANDING    PRICE
-------------------------                   -----------   -------   --------   -----------   --------
$13.52 - $18.02...........................      34,972      9.2      $16.18        14,972     $17.51
$18.03 - $22.53...........................     649,450      8.3       21.71        94,700      20.91
$22.54 - $27.03...........................     843,000      5.2       24.08       735,623      24.07
$27.04 - $31.54...........................     536,271      6.0       30.21       535,771      30.21
$31.55 - $36.05...........................     693,000      6.3       32.52       585,623      32.67
$36.06 - $40.55...........................     980,213      6.0       39.34       869,923      39.36
$40.56 - $45.06...........................      68,656      7.1       45.06        68,656      45.06
$13.52 - $45.06...........................   3,805,562      6.3       30.31     2,905,268      31.87

NOTE 21.  DISCONTINUED OPERATIONS

     In 2002, GATX completed the divestiture of the ISG segment. The ISG segment was comprised of GATX Terminals Corporation (Terminals), GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented.

     In the first quarter of 2001, GATX sold the majority of Terminals' domestic operations and recognized a gain of $163.9 million, net of taxes of $179.1 million. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GATX sold substantially all of Terminals' European operations. In the second and third quarters of 2001, GATX sold Terminals' Asian operations and its U.S. interest in a distillate and blending distribution affiliate.

     In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million gain, net of taxes of $3.0 million.

     During 2003 and 2002, there was no operating activity at the ISG segment. In 2001, gross income and net income were $35.0 million and $1.5 million (net of tax of $3.8 million), respectively.

NOTE 22.  REDUCTION IN WORKFORCE

     During 2002, GATX recorded a pre-tax charge of $16.9 million related to its 2002 reduction in workforce. This action was part of GATX's announced intention to exit the venture finance business and curtail investment at specialty finance. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at DEC. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of December 31, 2003, 162 of the terminations were completed. The remainder of the originally anticipated employee terminations are expected to be completed by the end of 2004.

     The following is the reserve activity for the year ended December 31, 2003 (in millions):

Reserve balance at 12/31/02.................................  $ 16.6
Benefits paid...............................................   (10.9)
Occupancy costs paid........................................    (3.2)
Other adjustments...........................................      .1
                                                              ------
Reserve balance at 12/31/03.................................  $  2.6
                                                              ======

     During 2001, GATX recorded a pre-tax charge of $13.4 million related to its 2001 reduction in workforce. This reduction was part of GATX's initiative to reduce selling, general and administrative costs in response to current economic conditions and the divestiture of ISG operations. This charge included involuntary employee separation costs of $6.8 million for 147 employees company-wide, as well as legal fees of $.5 million, occupancy costs of $5.1 million and other costs of $1.0 million. The employee groups terminated included professional and administrative staff, including corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

     The following is the reserve activity for the year ended December 31, 2003 (in millions):

Reserve balance at 12/31/02.................................  $ 3.9
Benefits paid...............................................     --
Occupancy costs paid........................................   (1.0)
                                                              -----
Reserve balance at 12/31/03.................................  $ 2.9
                                                              =====

     Management expects the Company's reserve balance at December 31, 2003 related to the reductions in workforce to be adequate. Remaining cash payments of $5.5 million will be funded from ongoing operations and are not expected to have a material impact on GATX's liquidity.

NOTE 23.  EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----   ------   ------
NUMERATOR:
Income from continuing operations before cumulative effect
  of accounting change......................................  $76.9   $ 29.0   $  7.5
Income from discontinued operations.........................     --      6.2    165.4
Cumulative effect of accounting change......................     --    (34.9)      --
  Less: Dividends paid and accrued on preferred stock.......     .1       .1       .1
                                                              -----   ------   ------
NUMERATOR FOR BASIC EARNINGS PER SHARE -- INCOME AVAILABLE
  TO COMMON SHAREHOLDERS....................................  $76.8   $   .2   $172.8
Effect of dilutive securities:
  Add: Dividends paid and accrued on preferred stock........     .1       .1       .1
     After-tax interest expense on convertible
      securities(b).........................................     --       --       --
                                                              -----   ------   ------
NUMERATOR FOR DILUTED EARNINGS PER SHARE -- INCOME AVAILABLE
  TO COMMON SHAREHOLDERS....................................  $76.9   $   .3   $172.9
DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE -- WEIGHTED AVERAGE
  SHARES....................................................   49.1     48.9     48.5
Effect of dilutive securities:
  Stock options(a)..........................................     --       .2       .6
  Convertible preferred stock...............................     .1       .1       .1
  Convertible securities(b).................................     --       --       --
                                                              -----   ------   ------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE -- ADJUSTED
  WEIGHTED AVERAGE AND ASSUMED CONVERSION...................   49.2     49.2     49.2
BASIC EARNINGS PER SHARE:
  Income from continuing operations before cumulative effect
     of accounting change...................................  $1.57   $  .59   $  .15
  Income from discontinued operations.......................     --      .13     3.41
                                                              -----   ------   ------
  Income before cumulative effect of accounting change......   1.57      .72     3.56
  Cumulative effect of accounting change....................     --     (.72)      --
                                                              -----   ------   ------
TOTAL BASIC EARNINGS PER SHARE..............................  $1.57   $   --   $ 3.56
                                                              =====   ======   ======

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----   ------   ------
DILUTED EARNINGS PER SHARE
  Income from continuing operations before cumulative effect
     of accounting change...................................  $1.56   $  .59   $  .15
  Income from discontinued operations.......................     --      .13     3.36
                                                              -----   ------   ------
  Income before cumulative effect of accounting change......   1.56      .72     3.51
  Cumulative effect of accounting change....................     --     (.72)      --
                                                              -----   ------   ------
TOTAL DILUTED EARNINGS PER SHARE............................  $1.56   $   --   $ 3.51
                                                              =====   ======   ======

---------------

(a) The Company had approximately 3.8 million, 2.5 million, and 1.3 million stock options outstanding at December 31, 2003, 2002, and 2001, respectively, which have been excluded from the computation of diluted earnings per share because of anti-dilutive effects.

(b) Conversion of convertible securities issued February 2002 were excluded from the calculations of diluted earnings because of anti-dilutive effects. Convertible securities issued August 2003 were excluded from the calculations of diluted earnings because of contingencies related to the market price of the stock.

NOTE 24.  FOREIGN OPERATIONS

     GATX has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from foreign countries. GATX's foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX's share of affiliates' earnings. Revenues and identifiable assets are determined to be foreign or U.S. based depending upon the location of the customer; classification of affiliates' earnings as foreign or domestic is made depending upon the office location of the affiliate. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the three years ended December 31, 2003. In addition, no foreign country represents more than 10% to GATX's identifiable assets for continuing operations.

     The table below is a summary GATX's operations including subsidiaries and affiliated companies (in millions):

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
REVENUES
Foreign................................................  $  278.5   $  300.1   $  266.3
United States..........................................     964.2      986.4    1,230.6
                                                         --------   --------   --------
                                                         $1,242.7   $1,286.5   $1,496.9
                                                         ========   ========   ========
SHARE OF AFFILIATES' EARNINGS
Foreign................................................  $   41.3   $   29.1   $   47.6
United States..........................................      28.4       19.3      (14.8)
                                                         --------   --------   --------
                                                         $   69.7   $   48.4   $   32.8
                                                         ========   ========   ========
IDENTIFIABLE BALANCE SHEET ASSETS FOR CONTINUING
  OPERATIONS
Foreign................................................  $2,565.8   $2,300.4   $1,690.3
United States..........................................   3,514.8    4,127.9    4,413.4
                                                         --------   --------   --------
                                                         $6,080.6   $6,428.3   $6,103.7
                                                         ========   ========   ========

     Foreign cash flows generated are used to meet local operating needs and for reinvestment. For foreign functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive loss.

NOTE 25.  FINANCIAL DATA OF BUSINESS SEGMENTS

     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below.

     At the end of 2003, GATX completed a reorganization which resulted in changes in management structure and reporting. As a result, GATX now provides its services and products primarily through four operating segments: Rail, Air, Technology and Specialty. Through these businesses, GATX combines asset knowledge and services, structuring expertise, partnering and capital to serve customers and partners worldwide. Previously, GATX reported its operating segments as GATX Rail and Financial Services, which included the results of its business units, air, technology, specialty finance (including American Steamship Company (ASC)), and venture finance. All reported amounts have been restated to conform to the revised segment presentation.

     Rail is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides both full service leases and net leases. Under a net lease, the lessee is responsible for maintenance, insurance and taxes. Under a full service lease, Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services.

     Air is primarily engaged in leasing newer, narrow-body aircraft widely used by commercial airlines throughout the world. Air typically provides net leases under which the lessee is responsible for maintenance, insurance and taxes.

     Technology is an information technology (IT) equipment lessor. In conjunction with the leasing of technology equipment, Technology also provides life cycle asset management services to help its customers acquire, manage, remarket and dispose of IT assets.

     Specialty is comprised of the former specialty finance and venture finance business units, which are now managed as one operating segment. At the end of 2002, GATX announced its intention to curtail investment in specialty finance and to sell or otherwise run-off venture finance. Specialty's portfolio consists primarily of leases and loans, frequently including interests in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine, aircraft and other diversified investments. The venture-related portfolio consists primarily of loans, warrants and investments in venture capital funds.

     Other is comprised of corporate results, including selling, general and administrative expense (SG&A) and interest expense not allocated to segments, and the results of ASC, a Great Lakes shipping company.

     Management, including the CEO, evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     Along with the change to reporting segments, GATX revised its methodology for allocating corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, financial support and executive costs. Under the revised allocation methodology, directly attributable expenses are generally allocated to the segments, and shared costs are retained in Other. Amounts allocated to the segment are approximated based on management's best estimate and judgment of direct support services.

Rail's previously reported segment net income for 2002 and 2001 has been restated to incorporate the revised methodology for SG&A allocations as follows:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Rail income before cumulative effect of accounting change as
  previously reported.......................................  $51.2   $44.1
After tax effect of reduced SG&A due to change in allocation
  methodology...............................................    9.5    13.2
                                                              -----   -----
Rail income before cumulative effective of accounting
  change....................................................  $60.7   $57.3
                                                              =====   =====

     As noted above, results of Air, Technology and Specialty were included as part of the Financial Services segment in prior years. Accordingly, the presentation of segment results incorporates the revised SG&A allocation methodology.

     Debt balances and interest expense were allocated based upon a fixed leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt to equity. Rail's leverage ratio was set at 5:1, Air's leverage ratio was set at 4:1, Technology's leverage ratio was set at 1:1 (excluding nonrecourse debt), and Specialty's leverage ratio was set at 4:1. Any GATX debt and related interest expense that remained after this allocation methodology was assigned to Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data for the years ended December 31, 2003, 2002 and 2001 (in millions):

                                                                                             INTER-
                                       RAIL       AIR      TECHNOLOGY   SPECIALTY   OTHER    SEGMENT    TOTAL
                                     --------   --------   ----------   ---------   ------   -------   --------
2003
PROFITABILITY
Revenues...........................  $  689.8   $  110.2     $202.0     $  139.6    $102.0   $  (.9)   $1,242.7
Gain on extinguishment of debt.....        --         --         .7          1.8       (.4)      --         2.1
Share of affiliates' earnings......      12.5       31.6        2.9         22.7        --       --        69.7
                                     --------   --------     ------     --------    ------   ------    --------
Total gross income.................     702.3      141.8      205.6        164.1     101.6      (.9)    1,314.5
Depreciation.......................     117.0       55.1      118.5         10.3       5.6       --       306.5
Interest, net......................      64.3       41.2       24.5         43.5      27.3      (.9)      199.9
Operating lease expense............     174.0        3.9         --          4.4        .4      (.3)      182.4
Income (loss) from continuing
  operations before taxes..........      81.2        3.0       25.0         62.2     (68.8)      .3       102.9
Income (loss) from continuing
  operations.......................      54.9        2.1       15.2         38.1     (33.6)      .2        76.9
                                     --------   --------     ------     --------    ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies........................     140.9      484.9       20.6        221.8        --       --       868.2
Identifiable assets................   2,401.6    1,977.0      604.3        707.6     396.6     (6.5)    6,080.6
                                     --------   --------     ------     --------    ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions........................     249.6      227.9      246.4        130.9      20.2       --       875.0
                                     --------   --------     ------     --------    ------   ------    --------

                                                                                             INTER-
                                       RAIL       AIR      TECHNOLOGY   SPECIALTY   OTHER    SEGMENT    TOTAL
                                     --------   --------   ----------   ---------   ------   -------   --------
2002
PROFITABILITY
Revenues...........................  $  659.1   $   89.0     $304.6     $  153.0    $ 82.8   $ (2.0)   $1,286.5
Gain on extinguishment of debt.....        --         --       15.8           --       2.2       --        18.0
Share of affiliates' earnings......      13.1       14.8        2.3         18.2        --       --        48.4
                                     --------   --------     ------     --------    ------   ------    --------
Total gross income.................     672.2      103.8      322.7        171.2      85.0     (2.0)    1,352.9
Depreciation.......................     105.0       37.1      188.4         14.6       6.5       --       351.6
Interest, net......................      56.2       35.1       40.7         53.9      40.4     (1.7)      224.6
Operating lease expense............     171.3        3.5         --          4.4        .9      (.6)      179.5
Income (loss) from continuing
  operations before taxes..........      94.3        7.6        7.3          7.5     (78.0)      .3        39.0
Income (loss) from continuing
  operations.......................      60.7        8.1        4.7          4.9     (49.7)      .3        29.0
                                     --------   --------     ------     --------    ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies........................     145.0      470.5       15.2        220.2        --       --       850.9
Identifiable assets................   2,385.3    1,885.6      684.5      1,088.0     426.9    (42.0)    6,428.3
                                     --------   --------     ------     --------    ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions........................     117.5      571.5      253.8        327.3       1.7       --     1,271.8
                                     --------   --------     ------     --------    ------   ------    --------
2001
PROFITABILITY
Revenues...........................  $  674.1   $   87.1     $409.1     $  244.5    $ 83.7   $ (1.6)   $1,496.9
Share of affiliates' earnings
  (loss)...........................       7.4       33.1        2.3        (10.0)       --       --        32.8
                                     --------   --------     ------     --------    ------   ------    --------
Total gross income.................     681.5      120.2      411.4        234.5      83.7     (1.6)    1,529.7
Depreciation and amortization......     106.4       20.4      241.5         22.9       6.6       --       397.8
Interest, net......................      67.1       32.9       55.0         78.7      17.0     (1.9)      248.8
Operating lease expense............     163.8       12.9         --          6.5       1.0       --       184.2
Income (loss) from continuing
  operations before taxes..........      83.7       28.1       49.2        (69.8)    (85.6)      --         5.6
Income (loss) from continuing
  operations.......................      57.3       16.8       30.1        (41.3)    (55.4)      --         7.5
                                     --------   --------     ------     --------    ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies........................     200.6      483.4       14.2        214.7        --       --       912.9
Identifiable assets................   2,280.9    1,335.6      918.5      1,288.5     336.9    (56.7)    6,103.7
                                     --------   --------     ------     --------    ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions........................     370.1      574.2      431.3        407.2       8.5       --     1,791.3
                                     --------   --------     ------     --------    ------   ------    --------

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                               FIRST    SECOND     THIRD    FOURTH
                                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                              -------   -------   -------   -------   --------
                                                                     IN MILLIONS, EXCEPT PER SHARE DATA
2003
Gross income................................................  $307.9    $337.4    $342.2    $327.0    $1,314.5
Ownership costs and operating expenses from continuing
  operations(c).............................................   235.7     245.9     248.7     239.1       969.4
Income from continuing operations before cumulative effect
  of accounting change......................................     1.8      24.8      22.7      27.6        76.9
Income from discontinued operations.........................      --        --        --        --          --
Cumulative effect of accounting change......................      --        --        --        --          --
                                                              ------    ------    ------    ------    --------
Net income..................................................  $  1.8    $ 24.8    $ 22.7    $ 27.6    $   76.9
                                                              ======    ======    ======    ======    ========
PER SHARE DATA:(D)
Basic:
  Income from continuing operations before cumulative effect
    of accounting change....................................  $  .04    $  .51    $  .46    $  .56    $   1.57
  Income from discontinued operations.......................      --        --        --        --          --
  Cumulative effect of accounting change....................      --        --        --        --          --
                                                              ------    ------    ------    ------    --------
      Total.................................................  $  .04    $  .51    $  .46    $  .56    $   1.57
                                                              ======    ======    ======    ======    ========
Diluted:
  Income from continuing operations before cumulative effect
    of accounting change....................................  $  .04    $  .50    $  .46    $  .55    $   1.56
  Income from discontinued operations.......................      --        --        --        --          --
  Cumulative effect of accounting change....................      --        --        --        --          --
                                                              ------    ------    ------    ------    --------
      Total.................................................  $  .04    $  .50    $  .46    $  .55    $   1.56
                                                              ======    ======    ======    ======    ========
2002(A)(B)
Gross income................................................  $334.7    $355.1    $346.2    $316.9    $1,352.9
Ownership costs and operating expenses from continuing
  operations(C).............................................   233.6     255.0     258.2     262.4     1,009.2
Income from continuing operations before cumulative effect
  of accounting change......................................    18.9      20.4      19.1     (29.4)       29.0
Income from discontinued operations.........................     6.2        --        --        --         6.2
Cumulative effect of accounting change......................   (34.9)       --        --        --       (34.9)
                                                              ------    ------    ------    ------    --------
Net (loss) income...........................................  $ (9.8)   $ 20.4    $ 19.1    $(29.4)   $     .3
                                                              ======    ======    ======    ======    ========
PER SHARE DATA:
Basic:
  Income from continuing operations before cumulative effect
    of accounting change....................................  $  .39    $  .42    $  .39    $ (.61)   $    .59
  Income from discontinued operations.......................     .13        --        --        --         .13
  Cumulative effect of accounting change....................    (.72)       --        --        --        (.72)
                                                              ------    ------    ------    ------    --------
      Total.................................................  $ (.20)   $  .42    $  .39    $ (.61)   $     --
                                                              ======    ======    ======    ======    ========
Diluted:
  Income from continuing operations before cumulative effect
    of accounting change....................................  $  .39    $  .42    $  .39    $ (.61)   $    .59
  Income from discontinued operations.......................     .13        --        --        --         .13
  Cumulative effect of accounting change....................    (.72)       --        --        --        (.72)
                                                              ------    ------    ------    ------    --------
      Total.................................................  $ (.20)   $  .42    $  .39    $ (.61)   $     --
                                                              ======    ======    ======    ======    ========

---------------

(A) In the first quarter, gain on sale of portion of segment was $9.2 million on a pre-tax basis, $6.2 million on an after-tax basis.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     GATX management, with the participation of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), have conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on such evaluation, the Company's CEO and CFO have concluded as of the end of the period covered by this report, that GATX's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by GATX in this Annual Report on Form 10-K has been recorded, processed, summarized, and reported to them in a timely manner. There have been no significant changes in the company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these controls.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors, the Company's Code of Ethics and the Audit Committee Financial Expert is contained in sections entitled "Nominees For Directors," "Additional Information Concerning Nominees," "Board of Directors" and "Audit Committee Report" in the GATX Proxy Statement dated March 15, 2004, which sections are incorporated herein by reference.

     Information regarding executive officers is included in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 15, 2004, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item regarding the Company's Common Stock is contained in sections entitled "Nominees For Directors," "Security Ownership of Management", "Beneficial Ownership of Common Stock" and "Approval of GATX Corporation 2004 Equity Incentive Compensation Plan" in the GATX Proxy Statement dated March 15, 2004, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item regarding fees paid to Ernst & Young is contained in sections entitles "Audit Fees," "Audit Related Fees," "Tax Fees," and "All Other Fees" in the GATX Proxy Statement dated March 15, 2004, which sections are incorporated herein by reference.

                                    PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) 1.   Financial Statements

                                                                      PAGE
                                                                      ----
        Documents Filed as Part of this Report:
        Report of Independent Public Auditors -- Ernst & Young......    50
        Consolidated Statements of Income -- Years Ended December
        31, 2003, 2002, and 2001....................................    51
        Consolidated Balance Sheets -- December 31, 2003 and 2002...    53
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2003, 2002, and 2001...........................    54
        Consolidated Statements of Changes in Shareholders'
        Equity -- December 31, 2003, 2002 and 2001..................    55
        Consolidated Statements of Comprehensive Income
        (Loss) -- Years Ended December 31, 2003, 2002, and 2001.....    56
        Notes to Consolidated Financial Statements..................    57

    2.   Financial Statement Schedules:

        Schedule I  Condensed Financial Information of Registrant...  101

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

    3. Exhibits. See the Exhibit Index included herewith and incorporated by reference hereto.

(b)     Report on Form 8-K.

       Form 8-K filed on February 4, 2004 reporting GATX Corporation's 2003 year end and fourth quarter results, including a copy of the press release and a transcript of the analysts' conference call conducted on January 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GATX CORPORATION
                                                       (Registrant)

                                                  /s/ RONALD H. ZECH
                                          --------------------------------------
                                                      Ronald H. Zech
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                      March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   /s/ RONALD H. ZECH                        Chairman, President and
 ------------------------------------------------------      Chief Executive Officer
                     Ronald H. Zech
                     March 15, 2004


                  /s/ BRIAN A. KENNEY                       Senior Vice President and
 ------------------------------------------------------      Chief Financial Officer
                    Brian A. Kenney
                     March 15, 2004


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian
                     March 15, 2004


                    Rod F. Dammeyer                                  Director
                     James M. Denny                                  Director
                   Richard Fairbanks                                 Director
                    Deborah M. Fretz                                 Director
                     Miles L. Marsh                                  Director
                   Michael E. Murphy                                 Director
                  John W. Rogers, Jr.                                Director


  By                 /s/ RONALD J. CIANCIO
        ------------------------------------------------
                       Ronald J. Ciancio
                       (Attorney in Fact)
                         March 15, 2004

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                    IN MILLIONS
GROSS (LOSS) INCOME.........................................  $  (.1)  $  1.7   $  2.9
COSTS AND EXPENSES
Interest, net...............................................    41.5     39.3     29.5
Selling, general and administrative.........................    21.8     18.4     25.0
                                                              ------   ------   ------
TOTAL COSTS AND EXPENSES....................................    63.3     57.7     54.5

LOSS BEFORE INCOME TAX BENEFIT AND SHARE OF NET INCOME OF
  CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................   (63.4)   (56.0)   (51.6)
INCOME TAX BENEFIT..........................................   (27.8)   (19.4)   (15.8)
                                                              ------   ------   ------

LOSS BEFORE SHARE OF NET INCOME OF CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............   (35.6)   (36.6)   (35.8)
SHARE OF NET INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................   112.5     65.6     43.3
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................    76.9     29.0      7.5
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................      --    (34.9)      --
                                                              ------   ------   ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................    76.9     (5.9)     7.5
SHARE OF NET INCOME FROM DISCONTINUED OPERATIONS
Operating results, net of taxes.............................      --       --      1.5
Gain on sale of portion of segment, net of taxes............      --      6.2    163.9
                                                              ------   ------   ------
TOTAL DISCONTINUED OPERATIONS...............................      --      6.2    165.4
                                                              ------   ------   ------
NET INCOME..................................................  $ 76.9   $   .3   $172.9
                                                              ======   ======   ======

---------------

NOTE: Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                  IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $     .1   $     .1
RECEIVABLES.................................................        .1         .1
RECOVERABLE INCOME TAXES....................................       1.8       27.7
OTHER ASSETS................................................      55.4       51.0
INVESTMENT IN SUBSIDIARIES..................................   1,606.1    1,500.4
                                                              --------   --------
                                                              $1,663.5   $1,579.3
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   27.0   $   19.9
RECOURSE LONG-TERM DEBT.....................................     300.0      175.0
DUE TO SUBSIDIARIES.........................................     339.3      413.4
OTHER LIABILITIES...........................................     108.3      170.4
                                                              --------   --------
TOTAL LIABILITIES...........................................     774.6      778.7

SHAREHOLDERS' EQUITY
Preferred stock.............................................        --         --
Common stock................................................      35.7       35.6
Additional capital..........................................     396.2      392.7
Reinvested earnings.........................................     620.1      606.0
Accumulated other comprehensive loss........................     (34.4)    (104.8)
                                                              --------   --------
                                                               1,017.6      929.5
Less: cost of common shares in treasury.....................    (128.7)    (128.9)
                                                              --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................     888.9      800.6
                                                              --------   --------
                                                              $1,663.5   $1,579.3
                                                              ========   ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2003      2002     2001
                                                              -------   ------   -------
                                                                     IN MILLIONS
OPERATING ACTIVITIES
Income (loss) from continuing operations, including
  accounting change.........................................  $  76.9   $ (5.9)  $   7.5
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in) continuing
  operations:
     Depreciation and amortization..........................       .5       .6       1.3
     Deferred income taxes..................................    (18.5)     1.3     147.1
     Share of net income (loss) of continuing operations
       before cumulative effect of accounting change, less
       dividends received...................................     56.6    (47.7)     27.8
     Cumulative effect of accounting change.................       --     34.9        --
Other, including working capital............................   (105.8)   (30.6)     (1.0)
                                                              -------   ------   -------
     Net cash provided by (used in) continuing operations...      9.7    (47.4)    182.7
INVESTING ACTIVITIES
Additions to property and equipment.........................       --       --       (.3)
Proceeds from other asset sales.............................       --       --        .3
                                                              -------   ------   -------
     Net cash in investing activities of continuing
       operations...........................................       --       --        --
FINANCING ACTIVITIES
Investment in subsidiaries..................................       --    (45.0)    (50.0)
Net proceeds from issuance of long-term debt................    121.3    169.5        --
Advances to continuing operations...........................    (72.0)   (26.2)    (95.5)
Issuance of common stock and other..........................      3.8      8.4      19.3
Cash dividends..............................................    (62.8)   (62.5)    (60.2)
                                                              -------   ------   -------
     Net cash (used in) provided by financing activities of
       continuing operations................................     (9.7)    44.2    (186.4)
NET TRANSFERS TO DISCONTINUED OPERATIONS....................       --       --      (1.5)
                                                              -------   ------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS................................................       --     (3.2)     (5.2)
PROCEEDS FROM SALE OF PORTION OF SEGMENT....................       --      3.2       7.1
TAXES PAID ON GAIN FROM SALE OF SEGMENT.....................       --       --      (2.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS................................................       --       --       1.5
                                                              -------   ------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................  $    --   $   --   $    .9
                                                              =======   ======   =======

                                GATX CORPORATION
                                (PARENT COMPANY)

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $ 76.9   $   .3   $172.9
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)..................    75.4     (5.3)     5.6
  Unrealized gain (loss) on securities, net of
     reclassification adjustments...........................      .3     (2.1)   (24.5)
  Unrealized loss on derivative instruments.................   (24.3)    (2.4)   (15.8)
  Minimum pension liability adjustment......................    19.0    (20.9)    (5.0)
                                                              ------   ------   ------
Other comprehensive income (loss)...........................    70.4    (30.7)   (39.7)
                                                              ------   ------   ------
COMPREHENSIVE INCOME (LOSS).................................  $147.3   $(30.4)  $133.2
                                                              ======   ======   ======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  3A.       Restated Certificate of Incorporation of GATX Corporation,
            as amended, incorporated by reference to Exhibit 3A to
            GATX's Quarterly Report on Form 10-Q for the quarterly
            period ended March 31, 2002, file number 1-2328.
  3B.       By-Laws of GATX Corporation, as amended July 26, 2002,
            incorporated by reference to Exhibit 3 (ii) to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            June 30, 2002, file number 1-2328.
  4A.       Indenture dated as of July 31, 1989 between GATX Capital
            Corporation (formerly named GATX Leasing Corporation) and
            The Chase Manhattan Bank, incorporated by reference to
            Exhibit 4(a) GATX Capital's Form S-3 Registration Statement
            No. 33-30300.
  4B.       Supplemental Indenture dated as of December 18, 1991 between
            GATX Capital Corporation and The Chase Manhattan Bank
            incorporated by reference to Exhibit 4(b) to the GATX
            Capital's Form S-3 Registration Statement No. 33-64474.
  4C.       Second Supplemental Indenture dated as of January 2, 1996
            between GATX Corporation and The Chase Manhattan Bank
            incorporated by reference to Exhibit 4.3 to GATX Capital's
            Form 8-K dated October 15, 1997.
  4D.       Third Supplemental Indenture dated as of October 14, 1997
            between GATX Capital Corporation and The Chase Manhattan
            Bank incorporated by reference to Exhibit 4.4 to the GATX
            Capital's Form 8-K dated October 15, 1997.
  4E.       Form of Subordinated Indenture (incorporated by reference to
            Exhibit 4.3 to GATX Capital's Form S-3 Registration
            Statement No. 333-34879).
  4F.       Indenture dated as of October 1, 1987 between General
            American Transportation Corporation and The Chase Manhattan
            Bank (National Association), incorporated by reference to
            General American Transportation Corporation's Form S-3
            Registration Statement No. 33-17692) dated October 8, 1987.
  4G.       First Supplemental Indenture dated as of May 15, 1988
            between General American Transportation Corporation and The
            Chase Manhattan Bank incorporated by reference to General
            American Transportation Corporation's Form 10-Q for the
            quarter ended June 30, 1988.
  4H.       Second Supplemental Indenture dated as of March 15, 1990
            between General American Transportation Corporation and The
            Chase Manhattan Bank incorporated by reference to General
            American Transportation Corporation's Form 8-K dated March
            15, 1990.
  4I.       Third Supplemental Indenture dated as of June 15, 1990
            between General American Transportation Corporation and The
            Chase Manhattan Bank incorporated by reference to General
            American Transportation Corporation's Form 8-K dated June
            29, 1990.
  4J.       Fourth Supplemental Indenture dated as of June 15, 1996
            between General American Transportation Corporation and the
            Chase Manhattan Bank incorporated by reference to General
            American Transportation's Form 8-K dated January 26, 1996.
  4K.       Registration of 7.5% Convertible Senior Notes due 2007
            issued in the amount of $175,000,000 by GATX Corporation
            Fully and Unconditionally Guaranteed by GATX Financial
            Corporation and Shares of Common Stock issuable upon
            conversion of the Senior Notes, incorporated by reference to
            Form S-3, file number 333-86212, filed April 12, 2002.
            i. Amendment No. 1 to Form S-3, prospectus of 7.5%
            Convertible Senior Notes due 2007 issued in the amount of
               $175,000,000 by GATX Corporation, incorporated by
               reference to Form S-3/A, file number 333-86212-01, dated
               June 18, 2002.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  4L.       Registration of 5% Convertible Senior Notes due 2023 issued in the amount of $125,000,000 by GATX Corporation Fully and
            Unconditionally Guaranteed by GATX Financial Corporation and
            Shares of Common Stock issuable upon conversion of the
            Senior Notes, incorporated by reference to Form S-3, file
            number 333-110451, filed November 13, 2003.
            i. Amendment No. 1 to Form S-3, prospectus of 5% Convertible
            Senior Notes due 2023 issued in the amount of $125,000,000 by GATX Corporation, incorporated by reference to Form
               S-3/A, file number 333-110451-01, filed January 20, 2004.
  4M.       Indenture dated as of November 1, 2003 between GATX
            Financial Corporation and JP Morgan Chase Bank.
  4N.       Indenture dated February 1, 2002 between GATX Corporation,
            GATX Financial Corporation and JP Morgan Chase Bank,
            incorporated by reference to Form S-3/A, file number
            333-86212-01, filed June 18, 2002.
  4O.       Indenture dated as of August 15, 2003 between GATX
            Corporation, GATX Financial Corporation and JP Morgan Chase
            Bank, incorporated by reference to Form S-3, file number
            33-110451, filed November 13, 2003.
  10A.      GATX Corporation 1985 Long-Term Incentive Compensation Plan,
            as amended and restated as of April 27, 1990, incorporated by reference to Exhibit 10C to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1990, file No.
            1-2328.
            i.  Amendment to said Plan effective as of April 1, 1991,
            incorporated by reference to Exhibit 10C to GATX's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1991, file number 1-2328.
            ii.  Amendment to said Plan effective January 31, 1997,
            incorporated by reference to Exhibit 10A to GATX's Annual
                 Report on Form 10-K for the fiscal year ended December
                 31, 1996, file number 1-2328.
            iii. Amendment to said Plan effective June 9, 2000, and
            Amendment of said Plan effective January 26, 2001,
                 incorporated by reference to Exhibit 10A to GATX's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 2000, file number 1-2328.
  10B.      GATX Corporation 1995 Long-Term Incentive Compensation Plan,
            incorporated by reference to Exhibit 10A to GATX's Quarterly
            Report on Form 10-Q for the quarterly period ended March 31,
            1995, file number 1-2328.
            i.  Amendment of said Plan effective as of January 31, 1997 incorporated by reference to Exhibit 10B to GATX's Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1996, file number 1-2328.
            ii.  Amendment of said Plan effective as of December 5, 1997 incorporated by reference to Exhibit 10B to GATX's Annual
                 Report on Form 10-K for the fiscal year ended December
                 31, 1999, file number 1-2328.
            iii. Amendment of said Plan effective as of April 24, 1998,
            Amendment of said Plan effective June 9, 2000, and Amendment of said Plan effective January 26, 2001, incorporated
                 by reference to Exhibit 10B to GATX's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 2000,
                 file number 1-2328.
  10C.      GATX Corporation Deferred Fee Plan for Directors, as amended and restated as of July 1, 1998, incorporated by reference to Exhibit 10C to GATX's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1999, file number 1-2328.
  10D.      1984 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive executive officers dated September 1, 1984, as
            amended, incorporated by reference to Exhibit 10F to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  10E.      1985 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive executive officers dated July 1, 1985, as amended, incorporated by reference to Exhibit 10G to GATX's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1991, file number 1-2328.
  10F.      1987 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive officers dated December 31, 1986, as amended,
            incorporated by reference to Exhibit 10H to GATX's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1991, file number 1-2328.
  10G.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and certain participating directors and participating executive officers entered into as of
            January 1, 1990, incorporated by reference to Exhibit 10J to
            GATX's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1989, file number 1-2328.
  10H.      Retirement Supplement to Executive Deferred Income Plan
            Participation Agreements entered into as of January 23,
            1990, between GATX and certain participating directors
            incorporated by reference to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1989, file
            number 1-2328 and between GATX and certain other
            participating directors incorporated by reference to Exhibit
            10K to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.
  10I.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and participating executive officers entered into as of April 23, 1993, incorporated by reference to Exhibit 10J to GATX's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1993, file number 1-2328.
  10J.      Directors' Deferred Stock Plan approved on July 26,1996,
            effective as of April 26, 1996, Summary of Plan incorporated by reference to Exhibit 10 to GATX's Quarterly Report on
            Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.
  10K.      Amended Agreements for Continued Employment Following Change
            of Control or Disposition of a Subsidiary between GATX
            Corporation and certain Executive officers dated as of
            January 1, 2001, incorporated by reference to Exhibit 10K to
            GATX's Annual Report on Form 10-K for fiscal year ended
            December 31, 2001.
  10L.      Employment Agreement between GATX Corporation and Ronald H.
            Zech dated as of October 11, 2002, incorporated by reference to Exhibit 10 (iii) (A) to GATX's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2002, file number 1-2328.
  12.       Statement regarding computation of ratios of earnings to
            combined fixed charges and preferred stock dividends.          108
  21.       Subsidiaries of the Registrant.                                109
  23.       Consent of Independent Auditors.                               110
  24.       Powers of Attorney with respect to the Annual Report on Form
            10-K for the fiscal year ended December 31, 2003.
  31A.      Certification Pursuant to Exchange Act Rule 13(a)-15(e) and
            Rule 15(d)-15(e) (CEO Certification).                          111
  31B.      Certification Pursuant to Exchange Act Rule 13(a)-15(e) and
            Rule 15(d)-15(e) (CFO Certification).                          112
  32.       Certification Pursuant to 18 U.S.C. Section 1350 (CEO and
            CFO Certification).                                            113
  99A.      Undertakings to the GATX Corporation Salaried Employees
            Retirement Savings Plan, incorporated by reference to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1982, file number 1-2328.