Form 10-Q
period 2004-03-31
GATX CORP
filed 2004-05-07
CIK 40211

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ------------------------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328
                        --------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,280,678 shares of common stock were outstanding as of April 30, 2004.

================================================================================

                                GATX CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 2004
                                      INDEX

Item No.                                                                                                     Page No.
--------                                                                                                     --------
                         PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

                    Consolidated Statements of Income......................................................       2
                    Consolidated Balance Sheets............................................................       3
                    Consolidated Statements of Cash Flows..................................................       4
                    Notes to the Consolidated Financial Statements.........................................       5

   Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................      11
                    Comparison of First Three Months of 2004 to First Three Months of 2003.................      11
                    Cash Flow and Liquidity................................................................      19
                    New Accounting Pronouncements..........................................................      20
                    Critical Accounting Policies...........................................................      20
                    Forward Looking Statements.............................................................      20

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................................      20

   Item 4.     Controls and Procedures.....................................................................      21

                           PART II - OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders.........................................      21

   Item 6.     Exhibits and Reports on Form 8-K............................................................      22

SIGNATURE..................................................................................................      22

EXHIBIT INDEX..............................................................................................      23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                ------------------------------
                                                                                    2004              2003
                                                                                ------------      ------------
GROSS INCOME
Lease income ..............................................................     $      232.6      $      240.9
Marine operating revenue ..................................................              6.7               4.2
Interest income ...........................................................              8.5               9.6
Asset remarketing income ..................................................             22.6              10.3
Gain on sale of securities ................................................              1.1                .4
Fees ......................................................................              3.5               6.6
Other .....................................................................             15.4              17.4
                                                                                ------------      ------------
Revenues ..................................................................            290.4             289.4
Share of affiliates' earnings .............................................             19.7              18.5
                                                                                ------------      ------------
TOTAL GROSS INCOME ........................................................            310.1             307.9

OWNERSHIP COSTS
Depreciation ..............................................................             72.2              79.0
Interest, net .............................................................             45.1              54.1
Operating lease expense ...................................................             45.5              46.1
                                                                                ------------      ------------
TOTAL OWNERSHIP COSTS .....................................................            162.8             179.2

OTHER COSTS AND EXPENSES
Maintenance expense .......................................................             46.6              40.3
Marine operating expenses .................................................              5.6               3.2
Other operating expenses ..................................................             13.1              13.0
Selling, general and administrative .......................................             47.6              44.1
(Reversal) provision for possible losses ..................................             (1.2)             18.7
Asset impairment charges ..................................................               .9               3.6
Fair value adjustments for derivatives ....................................             (1.1)              2.1
                                                                                ------------      ------------
TOTAL OTHER COSTS AND EXPENSES ............................................            111.5             125.0
                                                                                ------------      ------------

INCOME BEFORE INCOME TAXES ................................................             35.8               3.7

INCOME TAXES ..............................................................             12.9               1.9
                                                                                ------------      ------------
NET INCOME ................................................................     $       22.9      $        1.8
                                                                                ============      ============
PER SHARE DATA

Basic earnings per share ..................................................     $        .46      $        .04
Average number of common shares (in thousands) ............................           49,258            49,063

Diluted earnings per share ................................................     $        .46      $        .04
Average number of common shares and common share equivalents (in thousands)           54,583            49,063

Dividends declared per common share .......................................     $        .20      $        .32

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                2004              2003
                                                                                            ------------      ------------
                                                                                            (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS .............................................................     $      224.8      $      211.5
RESTRICTED CASH .......................................................................             59.1              60.9

RECEIVABLES
Rent and other receivables ............................................................             66.7              95.9
Finance leases ........................................................................            549.3             561.9
Loans .................................................................................            152.1             187.4
Less:  allowance for possible losses ..................................................            (49.1)            (51.6)
                                                                                            ------------      ------------
                                                                                                   719.0             793.6
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities .......................................................          3,368.8           3,374.6
Operating lease investments and other .................................................          2,313.6           2,332.2
Less:  allowance for depreciation .....................................................         (2,075.2)         (2,109.2)
                                                                                            ------------      ------------
                                                                                                 3,607.2           3,597.6
Progress payments for aircraft and other equipment ....................................             54.6              53.6
                                                                                            ------------      ------------
                                                                                                 3,661.8           3,651.2

INVESTMENTS IN AFFILIATED COMPANIES ...................................................            829.0             868.2
RECOVERABLE INCOME TAXES ..............................................................             54.8              53.8
GOODWILL, NET .........................................................................             93.2              94.8
OTHER INVESTMENTS .....................................................................             70.7             101.9
OTHER ASSETS ..........................................................................            270.8             244.7
                                                                                            ------------      ------------
                                                                                            $    5,983.2      $    6,080.6
                                                                                            ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES .................................................     $      345.3      $      354.8

DEBT
Short-term ............................................................................              8.0              15.9
Long-term:
     Recourse .........................................................................          3,209.1           3,255.9
     Nonrecourse ......................................................................            441.0             445.6
Capital lease obligations .............................................................            107.6             122.4
                                                                                            ------------      ------------
                                                                                                 3,765.7           3,839.8

DEFERRED INCOME TAXES .................................................................            675.9             671.7
OTHER LIABILITIES .....................................................................            296.5             325.4
                                                                                            ------------      ------------
TOTAL LIABILITIES .....................................................................          5,083.4           5,191.7

SHAREHOLDERS' EQUITY

Preferred stock ($1.00 par value, 5,000,000 shares authorized, 21,774 and 21,824 shares of Series A and B Cumulative Preferred Stock issued and outstanding as of March 31,
  2004 and December 31, 2003, respectively, aggregate liquidation preference of $1.3
  million) ............................................................................                *                 *
Common stock ($.625 par value, 120,000,000 authorized, 57,214,800 and 57,204,550 shares issued and 49,267,969 and 49,246,388 shares outstanding as of March 31,
  2004 and December 31, 2003, respectively) ...........................................             35.7              35.7
Additional capital ....................................................................            396.4             396.2
Reinvested earnings ...................................................................            633.2             620.1
Accumulated other comprehensive loss ..................................................            (36.8)            (34.4)
                                                                                            ------------      ------------
                                                                                                 1,028.5           1,017.6
Treasury shares, at cost (7,946,831 and 7,958,162 shares at March 31, 2004 and December
  31, 2003, respectively) .............................................................           (128.7)           (128.7)
                                                                                            ------------      ------------
TOTAL SHAREHOLDERS' EQUITY ............................................................            899.8             888.9
                                                                                            ------------      ------------
                                                                                            $    5,983.2      $    6,080.6
                                                                                            ============      ============

* Less than $.1 million.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                        ------------------------------
                                                                                            2004              2003
                                                                                        ------------      ------------
OPERATING ACTIVITIES
Net income ........................................................................     $       22.9      $        1.8
Adjustments to reconcile net income to net cash provided by operating activities:
     Realized gains on remarketing of leased equipment ............................            (21.5)             (8.9)
     Gain on sale of securities ...................................................             (1.1)              (.4)
     Depreciation .................................................................             75.7              83.1
     (Reversal) provision for possible losses .....................................             (1.2)             18.7
     Asset impairment charges .....................................................               .9               3.6
     Deferred income taxes ........................................................              9.0               4.6
     Share of affiliates' earnings, net of dividends ..............................            (15.8)            (14.0)
     Net increase in recoverable income taxes .....................................              (.5)            (24.6)
     Net decrease in operating lease payable ......................................            (31.2)            (23.2)
     Other, including working capital .............................................              (.5)              7.9
                                                                                        ------------      ------------
     Net cash provided by operating activities ....................................             36.7              48.6

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for leveraged leases,
     operating lease assets and facilities ........................................           (139.9)           (165.9)
Loans extended ....................................................................             (6.3)            (29.0)
Investments in affiliated companies ...............................................               --             (14.9)
Progress payments .................................................................              (.9)            (17.2)
Other investments .................................................................            (25.9)            (23.0)
                                                                                        ------------      ------------
Portfolio investments and capital additions .......................................           (173.0)           (250.0)
Portfolio proceeds ................................................................            223.1             222.3
Proceeds from other asset sales ...................................................             12.0               9.4
Net decrease (increase) in restricted cash ........................................              1.8             (50.4)
Effect of exchange rate changes on restricted cash ................................               --               7.4
                                                                                        ------------      ------------
     Net cash provided by (used in) investing activities ..........................             63.9             (61.3)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt ......................................             69.8             243.2
Repayment of long-term debt .......................................................           (127.7)           (299.2)
Net (decrease) increase in short-term debt ........................................             (4.8)              1.4
Net decrease in capital lease obligations .........................................            (14.6)            (11.4)
Issuance of common stock and other ................................................               .2                .4
Cash dividends ....................................................................             (9.8)            (15.7)
                                                                                        ------------      ------------
     Net cash used in financing activities ........................................            (86.9)            (81.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................              (.4)               .3
                                                                                        ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................     $       13.3      $      (93.7)
                                                                                        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

      GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides its services primarily through four operating segments:
GATX Rail (Rail), GATX Air (Air), GATX Technology Services (Technology) and GATX Specialty Finance (Specialty). Through these operating segments, GATX combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GATX specializes in railcar and locomotive leasing, aircraft operating leasing, information technology leasing, and financing other large ticket equipment.

      GATX invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

NOTE 2. BASIS OF PRESENTATION

      The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods.

      Certain amounts in the 2003 financial statements have been reclassified to conform to the current presentation.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible individuals with a range of options for coordinating with the new government-sponsored programs that may potentially reduce employer costs.

      In the first quarter of 2004, proposed Financial Accounting Standards Board (FASB) Staff Position (FSP 106-b) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. This proposed FSP would supercede FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-b would be effective for the first interim or annual period beginning after June 15, 2004.

      GATX is in the process of reviewing its retiree health care strategy in light of the Act and the guidance of FSP 106-b. GATX may amend its retiree health program to either coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, GATX anticipates that its retiree health obligations and costs may be reduced.

NOTE 4. INVESTMENTS IN AFFILIATED COMPANIES

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

      For purposes of preparing the following information, GATX made certain adjustments to information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense (or interest income) recognized by the joint ventures on loans from (or to) GATX.

      For all affiliated companies held at the end of the quarter, operating results, as if GATX held 100 percent interest, were (in millions):

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                        ------------------------------
                                                                                            2004              2003
                                                                                        ------------      ------------
Gross income.....................................................................       $      208.1      $      198.1
Pre-tax income...................................................................               37.3              37.8

NOTE 5. PENSION AND OTHER POST-RETIREMENT BENEFITS

      The components of pension and other post-retirement benefit costs for the three months ended March 31, 2004 and 2003 are as follows (in millions):

                                       2004 PENSION          2003 PENSION         2004 RETIREE       2003 RETIREE
                                         BENEFITS              BENEFITS         HEALTH AND LIFE     HEALTH AND LIFE
                                      ---------------      ---------------      ---------------     ---------------
Service cost ....................     $           1.8      $           1.6      $            .1     $            .1
Interest cost ...................                 5.8                  6.0                  1.2                 1.2
Expected return on plan assets ..                (7.7)                (7.6)                  --                  --
Amortization of:
  Unrecognized prior service cost                  .1                   .1                   --                  --
  Unrecognized net loss .........                  .4                   .1                   .2                  .1
                                      ---------------      ---------------      ---------------     ---------------
Net costs (benefit) .............     $            .4      $            .2      $           1.5     $           1.4
                                      ===============      ===============      ===============     ===============

      GATX uses a December 31 measurement date for all of its plans. The quarterly benefit costs are based on estimated annual costs. Actual annual costs as of December 31, 2004 may differ from the estimates provided.

      GATX expects to contribute approximately $3.0 million to its domestic unfunded pension plans and its foreign pension plan and $9.0 million to its other post-retirement benefit plans in 2004. Through March 31, 2004, contributions of $ .6 million have been made to the unfunded pension plans and the foreign pension plan in addition to contributions of $2.1 million to the other post-retirement benefits plans. Additional contributions to these plans as well as contributions to GATX's domestic funded pension plans, will be dependent on several factors including investment returns on plan assets and actuarial experience.

NOTE 6. GUARANTEES

      In connection with certain investments or transactions, GATX has entered into various guarantees which could require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit and market risk; accordingly, GATX evaluates its commitments and other contingent obligations using the same techniques used to evaluate funded transactions.

      At March 31, 2004, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $729.8 million. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $3.9 million. The expiration dates of these guarantees range from 2004 to 2017.

      Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue in the form of an initial fee and sharing in any proceeds received upon disposition of assets in excess of the amount guaranteed is earned for providing such asset value guarantees.

      Subsequent to March 31, 2004, GATX terminated a residual value guarantee contract with a maximum guarantee amount of $149.7 million.

      Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and have been recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the its exposure under asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of March 31, 2004. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

      Lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized by affiliates to acquire assets, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

NOTE 7. VARIABLE INTEREST ENTITIES

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

      As of March 31, 2004, GATX identified 20 VIEs in which it holds a significant variable interest, primarily through equity investments in common stock accounted for under the equity method of accounting and beneficial equity interests in trusts used in leveraged lease investments. GATX is not the primary beneficiary of any of the identified VIEs as GATX does not receive the majority of the entities' expected losses or residual returns. This determination is based on forecasted expected losses for each of the 20 identified VIEs. GATX's maximum exposure to loss with respect to these variable interest entities was $307.3 million as of March 31, 2004, of which $273.6 million is recorded on the balance sheet as either investments in affiliated companies or finance leases.

NOTE 8. COMPREHENSIVE INCOME

      GATX includes foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on certain qualified derivative instruments in comprehensive income. For the three months ended March 31, 2004 and 2003, comprehensive income was $20.5 million and $2.8 million, respectively.

NOTE 9. INCENTIVE COMPENSATION PLANS

      The Company grants stock options to employees under stock-based compensation plans, as described more fully in the annual report on Form 10-K for the year ended December 31, 2003. As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant.

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation (in millions, except for per share data):

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                   ------------------------------
                                                                                         2004            2003
                                                                                   ------------       -----------
Net income, as reported ......................................................     $       22.9       $       1.8
Deduct:  Total stock-based employee compensation expense determined under fair
  value-based method for all awards, net of related tax effects ..............              (.5)              (.6)
                                                                                   ------------       -----------
Pro forma net income .........................................................     $       22.4       $       1.2
                                                                                   ============       ===========
NET INCOME PER SHARE:
Basic, as reported ...........................................................     $        .46       $       .04
Basic, pro forma .............................................................              .45               .02
Diluted, as reported .........................................................              .46               .04
Diluted, pro forma ...........................................................              .45               .02

NOTE 10. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                     ------------------------------
                                                                                         2004              2003
                                                                                     ------------      ------------
NUMERATOR:
Net income .....................................................................     $       22.9      $        1.8
     Less:  Dividends paid and accrued on preferred stock ......................                *                 *
                                                                                     ------------      ------------
NUMERATOR FOR BASIC EARNINGS PER SHARE - INCOME AVAILABLE TO COMMON SHAREHOLDERS             22.9               1.8

Effect of dilutive securities:
     Add:  Dividends paid and accrued on preferred stock .......................                *                 *
           After-tax interest expense on convertible securities(a) .............              2.2                --
                                                                                     ------------      ------------
NUMERATOR FOR DILUTED EARNINGS PER SHARE - INCOME AVAILABLE TO COMMON
   SHAREHOLDERS ................................................................     $       25.1      $        1.8

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE - WEIGHTED AVERAGE SHARES .............             49.3              49.1
Effect of dilutive securities:
     Stock options .............................................................               .1                --
     Convertible preferred stock ...............................................               .1                --
     Convertible securities(a) .................................................              5.1                --
                                                                                     ------------      ------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE - ADJUSTED WEIGHTED AVERAGE AND
   ASSUMED CONVERSION ..........................................................             54.6              49.1
BASIC EARNINGS PER SHARE .......................................................     $        .46      $        .04
DILUTED EARNINGS PER SHARE .....................................................     $        .46      $        .04

      * Less than $.1 million.

      (a) Shares underlying certain convertible securities and the related interest expense were included in the calculation of diluted earnings per share for the three months ended March 31, 2004 because of dilutive effects.

NOTE 11. FINANCIAL DATA OF BUSINESS SEGMENTS

      The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX's business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and estimated applicable interest costs.

      GATX provides its services primarily through four operating segments:
Rail, Air, Technology and Specialty. Other is comprised of corporate results (including selling, general and administrative (SG&A) expense and interest expense not allocated to segments), and the results of American Steamship Company, a Great Lakes shipping company. As discussed in Note 12, GATX announced that it has agreed to sell substantially all the assets and related nonrecourse debt of its Technology segment. Management, including the Chief Executive Officer, evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

      The following tables present certain segment data for the three months ended March 31, 2004 and 2003 (in millions):

                                                                                                         INTER-
                                                  RAIL       AIR     TECHNOLOGY  SPECIALTY    OTHER      SEGMENT     TOTAL
                                                --------   --------  ----------  ---------   --------    --------   --------
2004 PROFITABILITY
Revenues ....................................   $  180.0   $   23.3    $   48.1  $    31.5   $    7.5    $     --   $  290.4
Share of affiliates' earnings ...............        3.8        9.2         2.1        4.6         --          --       19.7
                                                --------   --------  ----------  ---------   --------    --------   --------
Total gross income ..........................      183.8       32.5        50.2       36.1        7.5          --      310.1
Depreciation ................................       30.2       13.8        27.1        1.1         --          --       72.2
Interest, net ...............................       16.8        9.3         6.6        7.5        4.9          --       45.1
Operating lease expense .....................       43.5        1.0          --        1.0         --          --       45.5
Income (loss) before income taxes ...........       19.4        2.8         5.1       24.9      (16.4)         --       35.8
Net income (loss) ...........................       12.7        2.0         3.2       15.9      (10.9)         --       22.9
                                                --------   --------  ----------  ---------   --------    --------   --------
SELECTED BALANCE SHEET DATA AT MARCH 31, 2004
Investments in affiliated companies .........      152.6      486.0        22.3      168.1         --          --      829.0
Identifiable assets .........................    2,470.4    1,964.8       594.3      575.9      377.0          .8    5,983.2
                                                --------   --------  ----------  ---------   --------    --------   --------
CASH FLOW
Portfolio investments and capital additions .       94.1        1.0        68.4        8.9         .6          --      173.0
                                                --------   --------  ----------  ---------   --------    --------   --------

                                                                                                         INTER-
                                                  RAIL       AIR     TECHNOLOGY  SPECIALTY    OTHER      SEGMENT     TOTAL
                                                --------   --------  ----------  ---------   --------    --------   --------
2003 PROFITABILITY
Revenues ..................................     $  170.9   $   24.8    $   53.1   $   36.7   $    4.2    $    (.3)  $  289.4
Share of affiliates' earnings .............          2.1        6.0         1.0        9.4         --          --       18.5
                                                --------   --------  ----------  ---------   --------    --------   --------
Total gross income ........................        173.0       30.8        54.1       46.1        4.2         (.3)     307.9
Depreciation ..............................         29.1       12.9        34.1        2.7         .2          --       79.0
Interest, net .............................         17.0       10.3         8.2       12.4        6.5         (.3)      54.1
Operating lease expense ...................         43.8        1.0          --        1.1         .2          --       46.1
Income (loss) before income taxes..........         17.8      (16.1)        2.3       14.8      (15.1)         --        3.7
Net income (loss) .........................         11.3      (10.2)        1.5        9.0       (9.8)         --        1.8
                                                --------   --------  ----------  ---------   --------    --------   --------
SELECTED BALANCE SHEET DATA AT
  DECEMBER 31, 2003
Investments in affiliated companies .......        140.9      484.9        20.6      221.8         --          --      868.2
Identifiable assets .......................      2,401.6    1,977.0       604.3      707.6      396.6        (6.5)   6,080.6
                                                --------   --------  ----------  ---------   --------    --------   --------
CASH FLOW
Portfolio investments and capital additions         48.9      100.6        57.4       42.3         .8          --      250.0
                                                --------   --------  ----------  ---------   --------    --------   --------

NOTE 12. SUBSEQUENT EVENTS

      On April 15, 2004, GATX announced that it has agreed to sell substantially all of the assets and related nonrecourse debt of GATX Technology Services to CIT Group Inc. Technology assets being sold are expected to be approximately $520.0 million, or 7% of GATX's total on and off balance sheet assets as of March 31, 2004. GATX currently expects cash proceeds from the sale, net of nonrecourse debt, to be approximately $200.0 million, resulting in a net recognized gain.

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

      Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004. For further information, refer to GATX's annual report on Form 10-K for the year ended December 31, 2003.

      There have been no changes to GATX's risk factors during the three month period ending March 31, 2004; refer to GATX's annual report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of risks that investors should consider.

STATEMENT OF INCOME DISCUSSION

      The following table presents net income (loss) by segment for the three months ended March 31, 2004 and 2003 (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Rail......................................................................     $      12.7      $     11.3
Air.......................................................................             2.0           (10.2)
Technology................................................................             3.2             1.5
Specialty.................................................................            15.9             9.0
Other.....................................................................           (10.9)           (9.8)
                                                                               -----------      ----------
 Net income...............................................................     $      22.9      $      1.8
                                                                               ===========      ==========

      Following is management's discussion and analysis of GATX's comparative results of its segments and Other.

COMPARISON OF FIRST THREE MONTHS OF 2004 TO FIRST THREE MONTHS OF 2003

  GATX RAIL

      Rail's North American operations have shown gradual improvement in terms of new car orders, inquiries, and utilization compared to the prior year quarter. Utilization of 94% at March 31, 2004, increased from 93% at year end as a result of approximately 500 additional active railcars, in addition to scrapping of railcars.

      Rental renewal rates have improved on some car types period over period, however renewal rates are still below the prior contractual rates. As economic conditions and railcar demand continue to improve, rate pressure should gradually abate.

      Rail invested $94.1 million during the first three months of 2004, compared to $48.9 million in the prior year quarter, as approximately 1,300 cars were added to the North American fleet. The first quarter of 2004 also includes the reinvestment of $24.0 million of investment securities at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC) required to meet the conditions of the acquisition agreement. The prior year quarter included $22.5 million for the December 2002 acquisition of KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a portion of which was funded in 2003.

   Gross Income

      Components of Rail's gross income for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Lease income...........................................................        $     161.5      $    158.0
Asset remarketing income...............................................                4.4              .1
Fees...................................................................                 .7              .9
Other..................................................................               13.4            11.9
                                                                               -----------      ----------
 Revenues..............................................................              180.0           170.9
Share of affiliates' earnings..........................................                3.8             2.1
                                                                               -----------      ----------
 Total gross income....................................................        $     183.8      $    173.0
                                                                               ===========      ==========

      Rail's gross income of $183.8 million increased $10.8 million over the prior year quarter driven by higher lease income, asset remarketing income, other income, and share of affiliates' earnings.

      Lease income of $161.5 million increased $3.5 million from the prior year quarter due to the impact of foreign exchange rates, favorable European activity, and an increase in North American active cars. The increase was partially offset by the effect of lower average North American lease rates.

      Rail's North American fleet totaled 105,000 cars at the end of the first quarter compared to 106,000 at the end of the prior year quarter and 105,000 cars at December 31, 2003. Approximately 98,800 railcars were on lease in North America at the end of the first quarter, compared to 97,400 a year ago and 98,300 at December 31, 2003. Rail's North American utilization of 94% at March 31, 2004, improved from 92% at March 31, 2003 and 93% at December 31, 2003.

      Asset remarketing income of $4.4 million was $4.3 million higher than the prior year quarter due to a sale of approximately 500 railcars. Other income of $13.4 million was $1.5 million higher than prior year quarter due to higher scrapping gains resulting from higher scrap metal prices. Share of affiliates' earnings of $3.8 million were $1.7 million higher than the prior year quarter due to revenue growth at a foreign affiliate, a gain on the sale of locomotives, and an unfavorable adjustment in the prior year quarter related to an accounting method change.

  Ownership Costs

      Components of Rail's ownership costs for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                   2004            2003
                                                                               -----------      ----------
Depreciation.............................................................      $      30.2      $     29.1
Interest, net............................................................             16.8            17.0
Operating lease expense..................................................             43.5            43.8
                                                                               -----------      ----------
 Total ownership costs...................................................      $      90.5      $     89.9
                                                                               ===========      ==========

      Ownership costs of $90.5 million were $.6 million higher than the prior year quarter. Depreciation of $30.2 million was $1.1 million higher than prior year quarter due to higher average operating lease assets.

   Other Costs and Expenses

      Components of Rail's other costs and expenses for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Maintenance expense......................................................      $      46.2      $     39.4
Other operating expenses.................................................             11.0            10.7
Selling, general and administrative......................................             16.5            15.6
Provision (reversal) for possible losses.................................               .2             (.4)
                                                                               -----------      ----------
 Total other costs and expenses..........................................      $      73.9      $     65.3
                                                                               ===========      ==========

      Maintenance expense increased $6.8 million from the prior year quarter to $46.2 million. A higher number of cars repaired, increased costs per car due to the nature of the repairs, and continued replacement of bolsters all contributed to the increased maintenance costs. During 2003, the American Association of Railroads issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid 1990s to 2001 by a now bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. As of March 31, 2004, bolsters on approximately 1,600 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $1.0 million in the first quarter of 2004. Management expects the remaining costs of bolster replacements to approximate $2.3 million and to be completed by the third quarter of 2004.

   Net Income

      Rail's net income of $12.7 million for the three months ended March 31, 2004 was $1.4 million higher than the prior year quarter. The increase in 2004 was driven primarily by higher asset remarketing income and gains on scrapping of railcars.

   GATX AIR

      The aviation industry continues to operate in challenging conditions; however, industry indicators suggest that 2004 may continue to build on the late 2003 stabilization in operating conditions and lease rates. This improvement was evidenced at Air during the three month period ending March 31, 2004 by a decrease in non-performing assets from year-end and a decrease in the provision for possible losses from the prior year period.

      Aircraft utilization continues to be strong with almost 100% of the owned fleet on lease or under letter of intent. Air has entered into nine leases and six letters of intent for the 15 owned aircraft whose leases are scheduled to expire during 2004. Air has entered into two leases and one letter of intent for the three new aircraft scheduled for delivery during 2004.

   Gross Income

      Components of Air's gross income for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Lease income............................................................       $      20.6      $     21.3
Interest income.........................................................                .1             (.3)
Asset remarketing income................................................                .2              .3
Fees....................................................................               1.7             1.8
Other...................................................................                .7             1.7
                                                                               -----------      ----------
 Revenues...............................................................              23.3            24.8
Share of affiliates' earnings...........................................               9.2             6.0
                                                                               -----------      ----------
 Total gross income.....................................................       $      32.5      $     30.8
                                                                               ===========      ==========

      Air's gross income of $32.5 million was $1.7 million higher than the prior year quarter. The increase was primarily driven by higher share of affiliates' earnings, partially offset by lower lease income and other income. Share of affiliates' earnings of $9.2 million was $3.2 million higher than the prior year period. The increase is primarily due to a gain on the sale of an aircraft engine at the Rolls Royce affiliate in the current year quarter and the absence of operating losses recognized on the Fokker aircraft fleet owned by the Pembroke affiliate in the prior year quarter. Lease income of $20.6 million was $.7 million lower than the prior year quarter. Lease income decreased as a result of the reversal of accrued rent associated with the repossession of two aircraft as well as the effect of lower average lease rates, partially offset by lease income from new aircraft put on lease subsequent to the first quarter 2003. Other income decreased $1.0 million as a result of the translation gain recognized in the prior year quarter associated with the Air Canada note.

   Ownership Costs

      Components of Air's ownership costs for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                   2004            2003
                                                                               -----------      ----------
Depreciation............................................................       $      13.8      $     12.9
Interest, net...........................................................               9.3            10.3
Operating lease expense.................................................               1.0             1.0
                                                                               -----------      ----------
 Total ownership costs..................................................       $      24.1      $     24.2
                                                                               ===========      ==========

      Ownership costs of $24.1 million were comparable to the prior year quarter.

   Other Costs and Expenses

      Components of Air's other costs and expenses for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Maintenance expense.....................................................       $        .2      $       .8
Other operating expenses................................................                .4              .1
Selling, general and administrative.....................................               5.4             3.6
(Reversal) provision for possible losses................................               (.4)           18.2
                                                                               -----------      ----------
 Total other costs and expenses.........................................       $       5.6      $     22.7
                                                                               ===========      ==========

      Total other costs and expenses decreased by $17.1 million from the prior year quarter primarily due to the decrease in the provision for possible losses, partially offset by an increase in SG&A expense. The provision for possible losses decreased $18.6 million from the prior year quarter. The prior year quarter includes an $18.1 million provision related to an unsecured Air Canada note as a result of Air Canada's bankruptcy filing. SG&A expense increased by $1.8 million due to a decrease in capitalized expenses as a result of fewer aircraft deliveries and placements in the first quarter 2004.

   Net Income

      Air's net income of $2.0 million for the three months ended March 31, 2004 was $12.2 million higher than the prior year quarter. The increase from the prior year quarter reflected the 2003 loss provision associated with the Air Canada note.

   GATX TECHNOLOGY SERVICES

      On April 15, 2004, GATX announced that it has agreed to sell substantially all of the assets and related nonrecourse debt of GATX Technology Services to CIT Group Inc. The transaction is expected to close by July 31, 2004. Technology assets being sold are expected to be approximately $520.0 million, or 7% of GATX's total on and off balance sheet assets as of March 31, 2004. GATX currently expects cash proceeds from the sale, net of nonrecourse debt, to be approximately $200.0 million resulting in a net recognized gain.

      Technology's new investments in the first three months of 2004 were $68.4 million, an increase of $11.0 million from the prior year quarter amount of $57.4 million. This increase reflects a gradual recovery in information technology spending.

   Gross Income

      Components of Technology's gross income are summarized below (in millions):

                                                                                  2004              2003
                                                                               -----------      ----------
Lease income................................................................   $      43.4      $     48.7
Asset remarketing income....................................................           4.1             2.9
Fees........................................................................            .2              .2
Other.......................................................................            .4             1.3
                                                                               -----------      ----------
 Revenues...................................................................          48.1            53.1
Share of affiliates' earnings...............................................           2.1             1.0
                                                                               -----------      ----------
 Total gross income.........................................................   $      50.2      $     54.1
                                                                               ===========      ==========

      Technology's gross income of $50.2 million was $3.9 million lower than the prior year quarter. The decrease was primarily due to lower lease income, partially offset by higher asset remarketing income and share of affiliates' earnings.

      Lease income of $43.4 million was $5.3 million lower than the prior year quarter. The decrease in lease income was due to declining average finance lease balances. Also, month-to-month income, which results from customers retaining equipment after the initial lease expires, declined compared to the prior year quarter.

      Asset remarketing income of $4.1 million was $1.2 million higher than the prior year quarter. The increase was due to higher sales-type gains resulting from increased rewrite and renewal activity in the current year quarter.

      Share of affiliates' earnings of $2.1 million were $1.1 million higher than the prior year quarter. The increase was due primarily to growth in the lease portfolio and an increase in month-to-month income at its affiliates.

   Ownership Costs

      Components of Technology's ownership costs for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Depreciation.............................................................      $      27.1      $     34.1
Interest, net............................................................              6.6             8.2
                                                                               -----------      ----------
 Total ownership costs...................................................      $      33.7      $     42.3
                                                                               ===========      ==========

      Ownership costs of $33.7 million were $8.6 million lower than the prior year quarter. Depreciation of $27.1 million was $7.0 million lower than prior year quarter due to lower average operating lease assets. Interest expense of $6.6 million was $1.6 million lower than prior year quarter due to lower average interest rates and average debt balances, consistent with the decline in average assets.

   Other Costs and Expenses

      Components of Technology's other costs and expenses for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Other operating expenses.................................................      $        .5      $       --
Selling, general and administrative......................................              9.4             8.7
Provision for possible losses............................................               .7              .8
Asset impairment charges.................................................               .8              --
                                                                               -----------      ----------
 Total other costs and expenses..........................................      $      11.4      $      9.5
                                                                               ===========      ==========

      Other costs and expenses of $11.4 million increased $1.9 million from prior year quarter. The increase was due to higher SG&A expense and asset impairment charges. SG&A expense of $9.4 million was $.7 million higher than the prior year quarter due to higher commission expense related to the increased rewrite and renewal activity for the current year quarter.

   Net Income

      Technology's net income of $3.2 million for the three months ended March 31, 2004 was $1.7 million higher than the prior year quarter. The increase from the prior year quarter was primarily due to higher asset remarketing income and share of affiliates' earnings.

   GATX SPECIALTY FINANCE

      The assets of Specialty's portfolio continued to decline during the first quarter of 2004 consistent with GATX's decision in late 2002 to curtail investment in the specialty finance portfolio and to sell or otherwise run-off the venture finance assets in this portfolio.

      Management expects Specialty's assets will continue to decline over the next several years, as new investment is not expected to exceed the continued run-off of the portfolio. The venture finance assets are expected to run-off by the end of 2005.

      As the portfolio continues to decline, future earnings will decline and will be unpredictable due to the uncertain timing of gains on the sale of assets from the specialty finance portfolio and gains from the sale of securities associated with the venture finance warrant portfolio. GATX expects to achieve additional SG&A expense reductions as efficiencies are realized on the declining portfolio.

   Gross Income

      Components of Specialty's gross income for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Lease income................................................................   $       7.1      $     12.9
Interest income.............................................................           8.4             9.8
Asset remarketing income....................................................          13.9             7.0
Gain on sale of securities..................................................           1.1              .4
Fees........................................................................            .9             3.7
Other.......................................................................            .1             2.9
                                                                               -----------      ----------
 Revenues...................................................................          31.5            36.7
Share of affiliates' earnings...............................................           4.6             9.4
                                                                               -----------      ----------
 Total gross income.........................................................   $      36.1      $     46.1
                                                                               ===========      ==========

      Gross income of $36.1 million was $10.0 million lower than the prior year quarter. The decrease was due to lower lease income, interest income, fees, other income, and share of affiliates' earnings, partially offset by higher asset remarketing income.

      Lease income of $7.1 million was $5.8 million lower than the prior year quarter. The decrease is primarily due to a decrease in operating lease assets and finance leases as a result of the portfolio run-off. Interest income of $8.4 million was $1.4 million lower than prior year quarter primarily due to declining venture loan balances, partially offset by the receipt of loan prepayment penalties in the current year quarter.

      Asset remarketing income includes gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $13.9 million was $6.9 million higher than the prior year quarter. The most significant gain related to the sale in the first quarter of 2004 of a Gulfstream aircraft and the dissolution of the associated partnership.

      Fees of $.9 million decreased $2.8 million from the prior year quarter, which included a $2.2 million guarantee fee. Other income of $.1 million was $2.8 million lower than prior year quarter due to foreign currency translation adjustments associated with certain transactions. These adjustments are largely offset by the fair value adjustments for derivatives. Share of affiliates' earnings of $4.6 million were $4.8 million lower than the prior year quarter. The prior year quarter included a $3.1 million favorable non-recurring adjustment at a certain affiliate, the impact of which was partially offset by higher current year income from marine affiliates.

   Ownership Costs

      Components of Specialty's ownership costs for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Depreciation.............................................................      $       1.1      $      2.7
Interest, net............................................................              7.5            12.4
Operating lease expense..................................................              1.0             1.1
                                                                               -----------      ----------
 Total ownership costs...................................................      $       9.6      $     16.2
                                                                               ===========      ==========

      Ownership costs of $9.6 million were $6.6 million lower than the prior year quarter due to decreases in depreciation and interest expense. Depreciation of $1.1 million was $1.6 million lower than prior year quarter due to declining operating lease assets.

Interest expense of $7.5 million was $4.9 million lower than prior year quarter due to lower debt balances related to the declining asset base.

   Other Costs and Expenses

      Components of Specialty's other costs and expenses for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Maintenance expense......................................................      $        .2      $       .1
Other operating expenses.................................................              1.2             2.2
Selling, general and administrative......................................              2.9             5.4
(Reversal) provision for possible losses.................................             (1.7)            1.7
Asset impairment charges.................................................               .1             3.6
Fair value adjustments for derivatives...................................             (1.1)            2.1
                                                                               -----------      ----------
 Total other costs and expenses..........................................      $       1.6      $     15.1
                                                                               ===========      ==========

      Other costs and expenses of $1.6 million were $13.5 million lower than prior year quarter due to decreases in SG&A expense, (reversal) provision for possible losses, asset impairment charges, and fair value adjustments for derivatives.

      SG&A expense of $2.9 million was $2.5 million lower than prior year quarter due to lower personnel costs from a reduction in workforce. In the first quarter of 2004, Specialty reversed $1.7 million of its allowance for possible losses, compared to a provision for possible losses of $1.7 million in the prior year quarter. The reversal resulted from the run-off of venture-related assets. The allowance for possible losses was $24.8 million as of March 31, 2004 or 7.8% of reservable assets, up slightly from 7.2% at December 31, 2003. Asset impairment charges of $.1 million were $3.5 million lower than prior year quarter. The prior year quarter included several charges, including $1.1 million on venture-related assets. Fair value adjustments for derivatives of $(1.1) million were $3.2 million lower than prior year quarter due to market changes in the value of derivatives. This amount is largely offset by foreign currency translation adjustments, classified as other income related to the underlying transactions.

   Net Income

      Specialty's net income of $15.9 million for the three months ended March 31, 2004 was $6.9 million higher than the prior year quarter. Higher remarketing gains in the current year quarter combined with lower asset impairment charges, lower SG&A expense and a lower loss provision exceeded the impact of the smaller portfolio.

   OTHER

      Other is comprised of corporate results, including SG&A expense and interest expense not allocated to the segments, and the results of American Steamship Company, a Great Lakes shipping company.

   Gross Income

      Components of gross income for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Marine operating revenue.................................................      $       6.7      $      4.2
Interest income..........................................................               --              .1
Other....................................................................               .8             (.1)
                                                                               -----------      ----------
 Total gross income......................................................      $       7.5      $      4.2
                                                                               ===========      ==========

      Gross income of $7.5 million increased $3.3 million over the prior year quarter primarily due to higher marine operating revenue as a result of additional days of operations in the first three months of 2004 compared to the prior year quarter.

   Ownership Costs

      Components of ownership costs for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Depreciation.............................................................      $        --      $       .2
Interest, net............................................................              4.9             6.5
Operating lease expense..................................................               --              .2
                                                                               -----------      ----------
 Total ownership costs...................................................      $       4.9      $      6.9
                                                                               ===========      ==========

      Ownership costs of $4.9 million were $2.0 million lower than the prior year quarter primarily due to decreased interest expense resulting from lower average interest rates and debt balances.

   Other Costs and Expenses

      Components of other costs and expenses for the three months ended March 31, 2004 and 2003 are summarized below (in millions):

                                                                                  2004             2003
                                                                               -----------      ----------
Marine operating expenses................................................      $       5.6      $      3.2
Selling, general and administrative......................................             13.4            10.8
(Reversal) provision for possible losses.................................               --            (1.6)
                                                                               -----------      ----------
 Total other costs and expenses..........................................      $      19.0      $     12.4
                                                                               ===========      ==========

      Other costs and expenses of $19.0 million were $6.6 million higher than the prior year quarter due to increases in marine operating expenses and SG&A expense, and the reversal of the provision for possible losses in the prior year quarter. Marine operating expenses increased $2.4 million from the prior year quarter to $5.6 million due to additional days of operations compared to the prior year quarter. SG&A expense of $13.4 million was $2.6 million higher than the prior year quarter due to higher incentive compensation accruals and the timing of certain expenses.

   Net Income

      Net loss at Other of $10.9 million for the first quarter of 2004 was $1.1 million higher than the prior year quarter, primarily due to higher SG&A expense and the absence of the reversal of the provision for possible losses slightly offset by lower interest expense.

   CONSOLIDATED INCOME TAXES

      GATX's effective tax rate was 36% for the three months ended March 31, 2004 compared to 51% for the three months ended March 31, 2003. The lower tax rate in 2004 was attributable to the impact of relative book to tax differences on higher earnings before taxes in 2004 as compared to 2003. The difference in the tax rate for the three months ended March 31, 2004 compared to the federal tax statutory rate of 35% is primarily attributable to state income taxes offset by lower taxes on foreign income.

      GATX estimates that recoverable income taxes as of March 31, 2004 was approximately $50 million and anticipates receipt in the second quarter of 2004. This amount results from the carryback of the 2003 tax loss to prior years.

CASH FLOW AND LIQUIDITY

      GATX generates a significant amount of cash from its operating activities and its investment portfolio proceeds , which is used to service debt, pay dividends, and fund portfolio investments and capital additions. A continued weak economic environment could decrease demand for GATX's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

      Net cash provided by operating activities of continuing operations for the first three months of 2004 was $36.7 million, a decrease of $11.9 million from the prior year period. Comparison of cash operations between periods is affected by changes in working capital, including the timing of operating lease payments and income taxes. 2003 included a federal income tax payment of $21.4 million related to the settlement of prior year IRS audits.

      Portfolio proceeds of $223.1 million for the three months ended March 31, 2004 were comparable to portfolio proceeds of $222.3 million for the same period in 2003 and include higher proceeds from asset remarketing and the sale of securities, offset by lower loan principal payments received and cash distributions from joint venture investments. The amount includes $24.0 million of proceeds at DEC from the sale of investment securities. As discussed below, the amount received was reinvested in similar securities.

      Portfolio investments and capital additions for the first three months of 2004 totaled $173.0 million, a decrease of $77.0 million from the first three months of 2003. Rail invested $94.1 million during the first three months of 2004, an increase of $45.2 million from the prior year period as approximately 1,300 cars were added to the North American fleet. The first quarter of 2004 also includes the reinvestment of $24.0 million of an investment in securities at DEC required to meet the conditions of the acquisition agreement. The prior year quarter included $22.5 million for the December 2002 acquisition of KVG, a portion of which was funded in 2003. Air invested $1.0 million during the first three months of 2004, a decrease of $99.6 million from the prior year period due to the timing of progress payments and new aircraft deliveries. Technology invested $68.4 million during the first three months of 2004, an increase of $11.0 million from the prior year period, reflective of increased spending in the IT sector. Specialty invested $8.9 million during the first three months of 2004, a decrease of $33.4 million from the prior year period due to curtailed investment in the specialty portfolio.

      GATX's operating subsidiaries fund investment and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales) , uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets.

      In the current quarter, GATX, primarily through its principal subsidiary, GATX Financial Corporation (GFC), issued $69.8 million and repaid $127.7 million of long-term debt. Significant financings in the 2004 first quarter included $56.8 million of technology nonrecourse financing.

      GFC has revolving credit facilities totaling $539.3 million, consisting of three agreements for $254.3 million, $145.0 million and $140.0 million expiring in June of 2004, July of 2005, and June of 2006, respectively. These facilities are expected to be replaced in the second quarter with one facility of approximately $500 million including a $100 million term loan component. The terms are expected to be similar to those of the 2006 facility. At March 31, 2004, availability under all credit facilities was $512.5 million with $26.8 million of letters of credit issued and backed by the most recent facility. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net work and a fixed charges coverage ratio. At March 31, 2004, GFC was in compliance with the covenants and conditions of the credit facilities.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At March 31, 2004, GFC was in compliance with the covenants and conditions of the indentures.

      In addition to the credit facilities and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. GATX does not anticipate any covenant violation in these credit facilities, bank financings, or indentures, nor does GATX anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

      As of March 31, 2004, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $150.0 million of senior unsecured notes had been issued.

      The availability of these funding options may be adversely impacted by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). GFC's current credit ratings are BBB- from S&P, with a stable outlook, and Baa3 from Moody's, with a negative outlook, unchanged from December 31, 2003. GFC's existing credit ratings have increased the cost of borrowing from prior years. Also, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term debt market on a cost efficient basis.

      Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at March 31, 2004 were $764.6 million, comprised as follows: $328.9 million in the remainder of 2004, $297.2 million in 2005-2006, $138.0 million in 2007-2008, and $.5 million thereafter.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's business.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GATX's critical accounting policies during the three month period ending March 31, 2004; refer to GATX's annual report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of GATX's policies.

FORWARD LOOKING STATEMENTS

      Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in GATX's or GFC's credit rating, either of which could have an effect on the Company's borrowing costs or the ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since December 31, 2003, there have been no material changes in GATX's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions.

ITEM 4. CONTROLS AND PROCEDURES

      GATX management, with the participation of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), have conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on such evaluation, the Company's CEO and CFO have concluded as of the end of the period covered by this report, that GATX's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by GATX in this Quarterly Report on Form 10-Q has been recorded, processed, summarized, and reported to them in a timely manner. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect these controls.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) GATX's Annual Meeting of Stockholders was held on April 23, 2004.
(b) Matters voted upon at the meeting were:

                                                                      Number of Shares Voted
                                                                   ----------------------------
                                                                      For            Withheld
                                                                   ----------       -----------
1.   Election of Directors.
     Rod F. Dammeyer                                               42,372,235         3,275,469
     James M. Denny                                                42,488,317         3,159,387
     Richard Fairbanks                                             41,085,126         4,562,578
     Deborah M. Fretz                                              42,962,281         2,685,423
     Miles L. Marsh                                                42,520,481         3,127,223
     Michael E. Murphy                                             41,752,770         3,894,934
     Ronald H. Zech                                                42,838,166         2,809,538

2.   Ratification of appointment of Ernst &                        45,108,621       For
     Young LLP as independent auditors                                437,099       Against
     for fiscal 2004.                                                 104,085       Abstentions

3.   Adoption of the GATX Corporation 2004 Equity                  29,202,037       For
     Incentive Compensation Plan.                                   7,064,603       Against
                                                                      266,686       Abstentions

4.   Adoption of the GATX Corporation Cash Incentive               41,772,855       For
     Compensation Plan.                                             3,575,212       Against
                                                                      301,738       Abstentions

There were no broker non-votes with respect to the election of the directors, the ratification of the appointment of independent auditors or the adoption of the GATX Corporation Cash Incentive Compensation Plan. There were 9,113,875 broker non-votes with respect to the adoption of the GATX Corporation 2004 Equity Compensation Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)   Reports on Form 8-K:

      Form 8-K filed on April 15, 2004 reporting GATX Corporation's agreement to sell substantially all the assets and related non-recourse debt of its information technology leasing business, GATX Technology Services, to CIT Group Inc..

      Form 8-K filed on April 27, 2004 reporting GATX Corporation's first quarter 2004 results, including a copy of the press release and a transcript of the analysts' conference call conducted on April 22, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GATX CORPORATION
                                                 (Registrant)

                                             /s/ Brian A. Kenney
                                        --------------------------------
                                               Brian A. Kenney
                                          Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer)

Date: May 7, 2004

                                  EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report:

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
31a. Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CEO Certification).

31b. Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CFO Certification).

32.             Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
                Certification).