Form 10-K
period 2004-12-31
GATX CORP
filed 2005-03-14
CIK 40211

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



                                    OR




    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-2328
                             ---------------------

                            (GATX CORPORATION LOGO)

                                GATX CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEW YORK                                         36-1124040
            (State of incorporation )                   (I.R.S. Employer Identification No.)

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately 1,274.4 million on June 30, 2004.

    Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date: 49,654,494 common shares were outstanding as of February 28, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE

    GATX's definitive Proxy Statement to be filed on or about March 21,
2005                                                                    PART III

                                GATX CORPORATION

                                 2004 FORM 10-K

                                     INDEX

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                     PART I
Item 1.   Business....................................................      2
            Business segments.........................................      2
              GATX Rail...............................................      2
              GATX Air................................................      3
              GATX Specialty Finance..................................      4
            Trademarks, Patents and Research Activities...............      4
            Seasonal Nature of Business...............................      4
            Customer Base.............................................      4
            Employees.................................................      4
            Environmental Matters.....................................      4
            Risk Factors..............................................      5
            Available Information.....................................      7
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........     11
          Executive Officers of the Registrant........................     11
                                    PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........     13
Item 6.   Selected Consolidated Financial Data -- Five-Year Summary...     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     15
            Year ended December 31, 2004 compared to year ended
          December 31, 2003 and Year ended December 31, 2003 compared
            to year ended December 31, 2002...........................     18
            Balance Sheet Discussion..................................     33
            Cash Flow Discussion......................................     37
            Liquidity and Capital Resources...........................     38
            Critical Accounting Policies and Estimates................     42
            New Accounting Pronouncements.............................     44
            Non-GAAP Financial Measures...............................     44
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     47
Item 8.   Financial Statements and Supplementary Data.................     48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     99
Item 9A.  Controls and Procedures.....................................     99
Item 9B.  Other Information...........................................    101
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    101
Item 11.  Executive Compensation......................................    101
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    101
Item 13.  Certain Relationships and Related Transactions..............    102
Item 14.  Principal Accounting Fees and Services......................    102
                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules.....................    102
            Signatures................................................    103
            Schedules.................................................    104
            Exhibits..................................................    108

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar, locomotive, commercial aircraft, marine vessel and other targeted equipment leasing. In addition, GATX owns and operates a fleet of self-loading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

     GATX also invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

     At December 31, 2004, GATX had balance sheet assets of $5.6 billion, comprised largely of railcars and commercial aircraft. In addition to the $5.6 billion of assets recorded on the balance sheet, GATX utilizes approximately $1.2 billion of assets, primarily railcars, which were financed with operating leases and therefore are not recorded on the balance sheet.

     On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services (Technology) and its Canadian affiliate. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold prior to year end. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

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

                                   GATX RAIL

     Rail is headquartered in Chicago, Illinois and is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail has total assets of $3.9 billion including $1.2 billion of off-balance sheet assets. Rail's customers ("lessees") are comprised primarily of railroads and chemical, petroleum, agricultural and food processing companies. Rail primarily provides full-service leases, under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases under which the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2004, GATX's owned worldwide fleet totaled approximately 128,500 railcars. GATX also had an ownership interest in approximately 26,700 railcars worldwide through investments in affiliated companies. In addition, GATX manages approximately 12,700 railcars for third party owners.

     As of December 31, 2004, Rail's owned North American fleet consisted of approximately 107,000 railcars, comprised of 61,000 tank cars and 46,000 freight cars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 16 years. In December 2004, Rail purchased the remaining 50% interest in Locomotive Leasing Partners, LLC (LLP) which owned 486 locomotives as of the acquisition date. In aggregate, Rail owned 531 locomotives at December 31, 2004. Rail also has interests in 5,900 railcars and 259 locomotives through its investments in affiliated companies in North America.

     In North America, Rail typically leases new railcars for a term of approximately five years. Renewals or extensions of existing leases are generally for periods ranging from less than a year to ten years, and the overall average remaining lease term is four years. Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Inc., American Railcar Industries and Union Tank Car Company. In November

2002, Rail entered into agreements with Trinity Industries, Inc. and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured cars, respectively, pursuant to which it may order railcars at any time through 2007. To date, a total of 4,934 cars have been ordered under these committed purchase programs.

     Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, and various other lessors. At the end of 2004, there were approximately 275,000 tank cars and 1.4 million freight cars owned and leased in North America. At December 31, 2004, Rail's owned fleet comprised approximately 22% of the tank cars in North America and approximately 3% of the freight cars in North America. Principal competitive factors include price, service, availability and customer relationships.

     Rail operates a network of major service centers across North America supplemented by a number of mini-service centers and a fleet of service trucks (mobile service units). Additionally, Rail utilizes independent third-party repair facilities.

     In addition to its North American fleet, Rail owns or has an interest in 38,100 railcars in Europe. At December 31, 2004, Rail, through its wholly owned subsidiaries in Austria, Germany and Poland, directly owned approximately 18,100 railcars. Rail also owns a 37.5% interest in AAE Cargo AG (AAE), a freight car lessor headquartered in Switzerland that operates approximately 20,000 cars. In Europe, approximately 12.5% of the wholly owned fleet has an average lease term of less than one month, while the rest of the fleet has an average lease term ranging from one to five years. Major competitors in Europe include VTG Group and Ermeva.

     Worldwide, Rail provides more than 130 railcar types used to ship over 650 different commodities, principally chemicals, petroleum, and food products. During 2004, approximately 33% of Rail's leasing revenue was attributable to shipments of chemical products, 28% related to shipments of petroleum products, 11% related to shipments of food products, 11% related to leasing cars to railroads and 17% related to other revenue sources. Rail leases railcars to over 850 customers and in 2004, no single customer accounted for more than 3% of total railcar leasing revenue.

                                    GATX AIR

     Air is headquartered in San Francisco, California and is primarily engaged in leasing narrowbody aircraft that are widely used by commercial airlines throughout the world. Air has total assets of $2.1 billion which includes $29.1 million of off-balance sheet assets. Air typically enters into net leases under which the lessee is responsible for maintenance, insurance and taxes. Air owns directly or with other investors 163 aircraft, 50 of which are wholly owned with the balance owned in combination with other investors in varying ownership percentages. For example, Air holds a 50% interest in Pembroke Group, an aircraft lessor and manager based in Ireland, which currently owns 28 aircraft. Air also holds a 50% interest in a partnership with Rolls-Royce Plc that primarily leases aircraft engines to airlines. New aircraft have an estimated useful life of approximately 25 years. The weighted average age of Air's fleet is approximately five years based on net book value. Aircraft on lease at December 31, 2004 have an average remaining lease term of approximately three years and lease terms typically range from three to seven years.

     Air's customer base is diverse by carrier and geographic location. Air leases to 61 airlines in 33 countries and in 2004, no single customer accounted for more than 8% of Air's total revenue or represented more than 9% of Air's total net book value. At December 31, 2004, Air had a significant concentration of commercial aircraft in Turkey with approximately $286.8 million or 14% of Air's total assets, and Brazil with approximately $206.9 million or 10% of Air's total assets. Air has purchased new aircraft and also acquires aircraft in the secondary market. Air primarily competes with GE Commercial Aviation Services, International Lease Finance Corporation, and other leasing companies and subsidiaries of commercial banks. Air carriers consider leasing alternatives based on factors such as pricing and availability of aircraft types.

     Air also manages 66 aircraft for third parties. Air's management role includes marketing the aircraft, monitoring aircraft maintenance and condition, and administering the portfolio, including billing and collecting rents, accounting and tax compliance, reporting and regulatory filings, purchasing insurance, and lessee credit evaluation.

                             GATX SPECIALTY FINANCE

     Specialty is headquartered in San Francisco, California and is comprised of the former specialty finance and venture finance business units, which are now managed as one operating segment. Specialty has total assets of $489.9 million including $12.5 million of off-balance sheet assets. The Specialty portfolio consists primarily of leases and loans, frequently including interests in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine.

     Although Specialty had limited investment volume in 2004, it is pursuing investments in marine assets as well as select industrial equipment opportunities. Marine-related assets, including $10.0 million of off-balance sheet assets, are $178.7 million at December 31, 2004, which is 37% of Specialty's total assets.

     Specialty also manages portfolios of assets for third parties with a net book value of $728.8 million. The majority of these managed assets are in markets in which GATX has a high level of expertise such as aircraft, power generation, rail equipment, and marine equipment. Specialty generates fee-based income through portfolio administration and remarketing services for third parties.

     Specialty sold its venture finance portfolios in the United Kingdom (U.K.) and Canada in 2003, and continues to run-off the remaining venture finance portfolio. GATX anticipates that the venture finance portfolio will be substantially liquidated by the end of 2005. Venture finance-related assets are $53.1 million at December 31, 2004 or 11% of Specialty's total assets.

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

EMPLOYEES

     As of December 31, 2004, GATX and subsidiaries had approximately 2,680 employees, of whom 43% were covered by union contracts, primarily hourly rail service center employees.

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

     Some of GATX's real estate holdings, as well as previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharge of contaminants. As a result, GATX is now subject to and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2004, environmental costs were not material to GATX's results of operations, financial position or liquidity. For further discussion, see Note 16 to the consolidated financial statements.

RISK FACTORS

     GATX's businesses are subject to a number of risks which investors should consider.

     - Liquidity and Capital Resources. GATX is dependent, in part, upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, financial performance and outlook, and credit ratings as determined primarily by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). In addition, based on GATX's current credit ratings, access to the commercial paper market and uncommitted money market lines is uncertain and cannot be relied upon. It is possible that GATX's other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

     - Terrorism/International Conflict. National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX's businesses. The effects may include, among other things, legislation or regulatory action directed toward improving the security of aircraft and railcars against acts of terrorism which affects the construction or operation of aircraft and railcars, a decrease in demand for air travel and rail services, consolidation and/or additional bankruptcies in the rail and airline industries, lower utilization of new and existing aircraft and rail equipment, lower rail and aircraft rental rates and impairment of rail and air portfolio assets or capital market disruption which may raise GATX's financing costs or limit its access to capital. Depending upon the severity, scope and duration of these effects, the impact on GATX's financial position, results of operations and cash flows could be material.

     - Competition. GATX is subject to intense competition in its rail and aircraft leasing businesses. In many cases, these competitors are larger entities that have greater financial resources, higher credit ratings and access to lower cost of capital than GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX's asset utilization or GATX's ability to lease assets on a profitable basis.

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

     - Effects of Inflation. Inflation in railcar rental rates as well as inflation in residual values for air, rail and other equipment has historically benefited GATX's financial results. Effects of inflation are unpredictable as to timing and duration, depending on market conditions and economic factors.

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

     - Impaired Assets. An asset impairment charge may result from the occurrence of unexpected adverse changes that impact GATX's estimates of expected cash flows generated from our long-lived assets. GATX regularly reviews long-lived assets for impairments, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable. GATX may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions in the air or rail markets or events related to particular customers or asset types.

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

     - Commodity/Energy Prices. Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, particularly in the chemical and airline industries. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the demand for our products and services. In addition, sustained high steel prices could result in higher new railcar acquisition costs.

     - Regulation. GATX's air and rail operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GATX's operations are also subject to the jurisdiction of regulatory agencies of foreign countries. New regulatory rulings may negatively impact GATX's financial results through higher maintenance costs or reduced economic value of its assets.

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

     - Internal Controls and Requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by the Company's independent auditors addressing these assessments. If GATX fails to maintain the adequacy of internal control over financial accounting, the Company may not be able to ensure that GATX can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although GATX's management has concluded that adequate internal control procedures are in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk exists that GATX's internal control may not detect all errors or omissions in the financial statements.

       Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that GATX currently deems immaterial, may also adversely affect GATX's business operations.

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

     GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished, to the SEC. Also posted under Corporate Governance in the Investor Relations section of the GATX website, and available in print upon request of any shareholder, are charters for the Audit Committee, Compensation Committee and Governance Committee, the Corporate Governance Guidelines, a Code of Ethics and a Code of Ethics for Senior Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Senior Officers and any waiver thereof. The information on GATX's website is not incorporated by reference into this report.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of certain properties of GATX is included in ITEM 1, BUSINESS, of this document.

     At December 31, 2004, locations of operations were as follows:

RAIL

HEADQUARTERS
Chicago, Illinois

BUSINESS OFFICES
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Raleigh, North Carolina
York, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Nowa Wies Wielka, Poland
Warsaw, Poland

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

MOBILE SERVICE UNITS
Mobile, Alabama
Colton, California
Lake City, Florida
East Chicago, Indiana
Sioux City, Iowa
Norco, Louisiana
Sulphur, Louisiana
Albany, New York
Masury, Ohio
Cooperhill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Red Deer, Alberta
Vancouver, British Columbia
Clarkson, Ontario
Sarnia, Ontario
Montreal, Quebec
Quebec City, Quebec
Moose Jaw, Saskatchewan
Tierra Blanca, Mexico

AFFILIATES
San Francisco, California
Kansas City, Missouri
Zug, Switzerland

AIR

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Seattle, Washington
Toulouse, France
Tokyo, Japan
Singapore
London, United Kingdom

AFFILIATES
Dublin, Ireland
London, United Kingdom

SPECIALTY

HEADQUARTERS
San Francisco, California

CORPORATE HEADQUARTERS

Chicago, Illinois

AMERICAN STEAMSHIP COMPANY

Williamsville, New York

ITEM 3.  LEGAL PROCEEDINGS

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. vs. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the GATX Rail division of GATX Financial Corporation (GFC), a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to have the class certified. Settlement negotiations are ongoing.

     In March 2001, East European Kolia-System Financial Consultant S.A. (Kolia) filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX, alleging damages of approximately $52 million arising out of the unlawful taking over by DEC in August of 1998, of a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and removal of valuable property from Kolsped. The complaint was served on DEC in December 2001. The plaintiff claims that DEC unlawfully obtained confirmation of satisfaction of a condition precedent to its purchase of 51% interest in Kolsped, following which it allegedly mismanaged Kolsped and put it into bankruptcy. The plaintiff claims to have purchased the same 51% interest in Kolsped in April of 1999, subsequent to DEC's alleged failure to satisfy the condition precedent. GATX purchased DEC in March 2001 and believes this claim is without merit, and is vigorously pursuing the defense thereof. DEC has filed a response denying the allegations set forth in the complaint. The parties each confirmed their respective positions in the case at a hearing held in early March of 2002. At a hearing held on October 22, 2003, the court rendered a decision in favor of DEC, dismissing Kolia's action. In December 2003, the plaintiff filed an appeal of the decision. In January of 2004, the Regional Court refused to exempt Kolia from its obligation to pay fees in connection with the appeal. During 2004, Kolia filed various procedural motions to reverse the decision of the Regional Court, all of which were unsuccessful. Kolia then filed a complaint in the Regional Court against the decision to dismiss the appeal which complaint was dismissed because Kolia had failed to pay the fee associated with the complaint. On February 8, 2005, Kolia filed a letter with the Regional Court demanding to have its appeal heard by the Court of Appeals. The Regional Court responded by indicating that Polish law did not provide for an appellate court examination under the circumstance cited in the letter and asked Kolia whether its letter should be treated as a complaint for restitution of the proceedings de novo, an extraordinary appeal, a remedy available under very limited circumstances, with respect to the final judgment. The judgment in favor of DEC appears to be final as the plaintiff has failed to appeal. DEC is requesting that the court issue a written opinion stating that the judgment is final.

     On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit seeks damages for a derailment on January 18, 2002 of a Canadian Pacific Railway train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs allege among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleges that the incident was proximately caused by the defendants who are liable under a number of legal theories. On March 9, 2004, the National Transportation Safety Board (NTSB) released a synopsis of its anticipated report and issued its final report shortly thereafter. The report sets forth a number of conclusions including that the failure of the track caused the derailment and that the catastrophic fracture of tank cars increased the severity of the accident. On

June 18, 2004, the plaintiff filed an amended complaint based on the NTSB findings which added GFC and others as defendants. Specifically, the allegations against GFC are that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability. On July 12, 2004, GFC filed a motion to dismiss this action on the basis that plaintiffs' claims are preempted by federal law and that the plaintiffs have failed to state a claim with respect to certain causes of action. On September 8, 2004, plaintiffs filed a third amended complaint (i) dismissing counts that alleged liability of the tank car owners under the theories of strict liability for an ultrahazardous activity, liability for abnormally dangerous activity and liability for intentional infliction of emotional distress (ii) clarifying claims that the tank cars were defective by specifying that the cars were defective at the time of manufacture and (iii) clarifying its claims against all defendants for damages for violation of North Dakota environmental laws. GFC's motion to dismiss was deemed to apply to the third amended complaint and the court heard argument on the motion and took the matter under advisement on September 22, 2004. In December, the court dismissed the motion without prejudice to refiling it as a motion for summary judgment motion following completion of discovery. GFC intends to defend this suit vigorously.

     GFC has previously been named as a defendant and subsequently dismissed without prejudice in nine other pending cases arising out of this derailment. There are over 40 other cases arising out of this derailment pending in the Fourth District Court of the State of Minnesota, Hennepin County. Thirty-one additional cases were filed in the same court and then removed to federal court by the Canadian Pacific Railway in July 2004. GFC has not been named in any of these cases.

     In October 2004, the liquidators of Flightlease Holdings (Guernsey) Limited ("FHG"), a member of the Swissair Group, commenced proceedings in the U.S. Bankruptcy Court for the Northern District of California against (a) GATX Third Aircraft Corporation ("Third Aircraft"), an indirect wholly owned subsidiary of the Company, seeking recovery of approximately $1.9 million allegedly owed by Third Aircraft, and (b) Third Aircraft and the Company seeking a court order authorizing discovery in connection with a voluntary liquidation of FHG under Guernsey law. The Guernsey liquidation is one of several liquidation or insolvency proceedings, including proceedings in Switzerland, the Netherlands, and the Cayman Islands, resulting from the bankruptcy of the Swissair Group in 2001. In September 1999, Third Aircraft and FHG formed an aircraft leasing joint venture, which on the same day entered into a purchase agreement with Airbus Industrie relating to the joint venture company's purchase of a substantial number of Airbus aircraft. Prior to the Swissair Group's bankruptcy in October 2001, Third Aircraft and FHG had agreed to terminate the joint venture and divide responsibility for the purchase of aircraft subject to the venture's agreement with Airbus. By October 1, 2001 the joint venture company had ordered a total of 41 aircraft from Airbus, and had made aggregate unutilized pre-delivery payments to Airbus of approximately $228 million. Pursuant to agreements by Third Aircraft and FHG to divide responsibility for the aircraft, and to allocate the pre-delivery payments between them, Third Aircraft and Airbus entered into a new purchase agreement and Airbus credited approximately $78 million of the pre-delivery payments to Third Aircraft. By agreement of Third Aircraft and FHG, the remaining portion of the pre-delivery payments (approximately $150 million) was to be credited to FHG in a new contract with Airbus. Following Swissair Group's bankruptcy, however, FHG and Airbus did not enter into such a contract, and Airbus declared the joint venture in default and retained the approximately $150 million in pre-delivery payments as damages. The liquidators of FHG have stated that they believe that FHG may have suffered damages, and may have potential claims arising out of these events against various parties, including possibly Third Aircraft (including potential claims for breach of fiduciary duty and for payment of the approximately $1.9 million referred to above). The Company believes there is no valid basis for any material claim by FHG or any of its affiliates against Third Aircraft or the Company.

     GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The number of these claims and the corresponding demands for indemnity against the Company increased in the aggregate in 2004. It is possible that the number of these claims could continue to grow and that the cost of these claims could correspondingly increase in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information regarding GATX's executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

                                                                                       POSITION
                                                                                         HELD
NAME                                                 OFFICE HELD                        SINCE     AGE
----                                                 -----------                       --------   ---
Ronald H. Zech.................  Chairman and Chief Executive Officer                    1996     61
Brian A. Kenney................  President                                               2004     45
Robert C. Lyons................  Vice President and Chief Financial Officer              2004     41
                                 Senior Vice President, General Counsel and
Ronald J. Ciancio..............  Secretary                                               2004     63
Gail L. Duddy..................  Senior Vice President -- Human Resources                2004     52
                                 Vice President, Controller and Chief Accounting
William M. Muckian.............  Officer                                                 2002     45
William J. Hasek...............  Vice President and Treasurer                            2002     48
Susan A. Noack.................  Vice President and Chief Risk Officer                   2004     45
S. Yvonne Scott................  Vice President and Chief Information Officer            2004     46
James F. Earl..................  Executive Vice President                                2004     48
Alan C. Coe....................  Vice President                                          1997     53
Curt F. Glenn..................  Vice President                                          2003     50

- Mr. Zech has served as Chairman and Chief Executive Officer of GATX since 1996. Mr. Zech served as President of GATX from 1994 to 2004.

- In 2004, Mr. Kenney was elected President of GATX. Prior to that, Mr. Kenney served as Senior Vice President and Chief Financial Officer of GATX from 2002 to 2004, Vice President and Chief Financial Officer of GATX from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

- In 2004, Mr. Lyons was elected Chief Financial Officer of GATX. Prior to that, Mr. Lyons served as Vice President, Investor Relations of GATX from 2002 to 2004, Director of Investor Relations of GATX from 1998 to 2002, and Project Manager, Corporate Finance from 1996 to 1998.

- In 2004, Mr. Ciancio was elected Senior Vice President, General Counsel and Secretary of GATX. Prior to that, Mr. Ciancio served as Vice President, General Counsel and Secretary of GATX from 2000 to 2004, and Assistant General Counsel of GATX from 1984 to 2000.

- In 2004, Ms. Duddy was elected Senior Vice President -- Human Resources of GATX. Prior to that, Ms. Duddy served as Vice President -- Human Resources from 1999 to 2004, Vice President, Compensa-tion and Benefits and Corporate Human Resources from 1997 to 1999, Director of Compensation and Benefits from 1995 to 1997, and Director of Compensation from 1992 to 1995.

- Mr. Muckian has served as Vice President, Controller and Chief Accounting Officer of GATX since 2002. Prior to that, Mr. Muckian served as Controller and Chief Accounting Officer of GATX from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

- Mr. Hasek has served as Vice President and Treasurer of GATX since 2002. Prior to that, Mr. Hasek served as Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

- In 2004, Ms. Noack was elected Vice President and Chief Risk Officer. Prior to that, Ms. Noack served as Managing Director and Chief Risk Officer, Capital Division of GATX Financial Corporation from 2003 to 2004, Managing Director and Chief Credit Officer, Capital Division of GATX Financial Corporation from 2001 to 2003 and Vice President of GATX Capital Corporation, predecessor to GATX Financial Corporation from 2000 to 2001.

- In 2004, Ms. Scott was elected Vice President and Chief Information Officer. Ms. Scott joined GATX in 1990 as Manager, Information Systems Audit and has held the positions of Manager of Business Systems and Planning, Assistant Director of Corporate Information Systems, Director of Business Development and Information Services, Director of Information Services and Administration, Vice President, Integrated Solutions Group, Vice President, Strategic Initiatives GATX Rail.

- In 2004, Mr. Earl was elected Executive Vice President. Prior to that Mr. Earl served as Executive Vice President -- Commercial at GATX Rail from 2001 to 2004 and a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001. Mr. Earl is the senior executive of the Rail segment.

- Mr. Coe has served as a GATX Vice President since 2004 and President of GATX Air since 1997. Mr. Coe joined the Company in 1977 as a Financial Analyst and has held a variety of positions both domestically and internationally.

- Mr. Glenn has served as a GATX Vice President since 2004 and Executive Vice President, GATX Specialty Finance since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of GATX Capital Division of GATX Financial Corporation from 2000 to 2003. Mr. Glenn joined GATX Capital in 1980 as an Assistant Tax Manager and rose to Vice President and Principal Accounting Officer, a position he held from 1991 to 1997. Prior to becoming the Chief Financial Officer, from 1997 to 2000, he was Vice President and Managing Director-Portfolio Management, for Diversified Finance. Mr. Glenn is the senior executive of the Specialty Finance segment.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common stock holders of record as of February 25, 2005 was 3,485. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

                                                                               2004        2003
                                          2004     2004     2003     2003    DIVIDENDS   DIVIDENDS
COMMON STOCK                              HIGH     LOW      HIGH     LOW     DECLARED    DECLARED
------------                             ------   ------   ------   ------   ---------   ---------
First quarter..........................  $28.68   $20.33   $25.09   $13.40     $.20        $.32
Second quarter.........................   27.71    21.25    18.95    14.22      .20         .32
Third quarter..........................   27.45    23.82    23.55    16.00      .20         .32
Fourth quarter.........................   30.27    25.72    28.86    20.77      .20         .32

     In January 2004, GATX's quarterly dividend was reduced to $.20 per common share from previous quarterly dividends of $.32 per common share. GATX's Board of Directors reduced the dividend based upon expectations of a gradual earnings recovery as well as balancing GATX's expected investment level, projected capital structure and other factors. The Board of Directors regularly evaluates the appropriate dividend level.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEAR ENDED OR AT DECEMBER 31
                                                 ----------------------------------------------------
                                                 2004(A)    2003(B)    2002(C)    2001(D)    2000(E)
                                                 --------   --------   --------   --------   --------
                                                          IN MILLIONS, EXCEPT PER SHARE DATA
RESULTS OF OPERATIONS
Gross income...................................  $1,231.4   $1,100.4   $1,030.2   $1,118.3   $1,136.3
Costs and expenses.............................   1,004.7    1,022.5      998.5    1,161.9    1,083.6
                                                 --------   --------   --------   --------   --------
Income (loss) from continuing operations before
  income taxes and cumulative effect of
  accounting change............................     226.7       77.9       31.7      (43.6)      52.7
Income tax provision (benefit).................      68.2       16.2        7.4      (21.0)      22.3
                                                 --------   --------   --------   --------   --------
Income (loss) from continuing operations before
  cumulative effect of accounting change.......     158.5       61.7       24.3      (22.6)      30.4
Income from discontinued operations............      11.1       15.2       10.9      195.5       36.2
Cumulative effect of accounting change.........        --         --      (34.9)        --         --
                                                 --------   --------   --------   --------   --------
NET INCOME.....................................  $  169.6   $   76.9   $     .3   $  172.9   $   66.6
                                                 ========   ========   ========   ========   ========
PER SHARE DATA
Basic:
  Income (loss) from continuing operations
     before cumulative effect of accounting
     change....................................  $   3.21   $   1.26   $    .50   $   (.47)  $    .63
  Income from discontinued operations..........       .23        .31        .22       4.03        .76
  Cumulative effect of accounting change.......        --         --       (.72)        --         --
                                                 --------   --------   --------   --------   --------
Total..........................................  $   3.44   $   1.57   $     --   $   3.56   $   1.39
                                                 ========   ========   ========   ========   ========
Average number of common shares (in
  thousands)...................................    49,348     49,107     48,889     48,512     47,880
Diluted:
  Income (loss) from continuing operations
     before cumulative effect of accounting
     change....................................  $   2.86   $   1.24   $    .50   $   (.47)  $    .62
  Income from discontinued operations..........       .18        .29        .22       4.03        .75
  Cumulative effect of accounting change.......        --         --       (.72)        --         --
                                                 --------   --------   --------   --------   --------
Total..........................................  $   3.04   $   1.53   $     --   $   3.56   $   1.37
                                                 ========   ========   ========   ========   ========
Average number of common shares and common
  share equivalents (in thousands).............    60,002     51,203     49,062     48,512     48,753
Dividends declared per share of common stock...  $    .80   $   1.28   $   1.28   $   1.24   $   1.20
                                                 ========   ========   ========   ========   ========
FINANCIAL CONDITION
Assets.........................................  $5,612.9   $6,080.6   $6,428.3   $6,103.7   $6,640.4
Debt and capital lease obligations.............   3,132.1    3,493.5    3,868.0    3,588.4    3,936.8
Shareholders' equity...........................   1,080.9      888.9      800.6      885.1      792.8
                                                 --------   --------   --------   --------   --------

---------------

(a) 2004 includes a gain on the sale of the Company's Staten Island property of $68.1 million on a pre-tax basis, or $37.8 million on an after-tax basis, insurance recoveries of $48.4 million on a pre-tax basis, or $31.5 million on an after-tax basis and a loss on sale of segment of $12.0 million on a pre-tax basis, or $7.2 million on an after-tax basis.
(b) Diluted earnings per share for the year ended December 31, 2003 has been restated to reflect the impact of EITF 04-8. See Note 2 to the consolidated financial statements for more information.
(c) 2002 includes a gain on sale of portion of segment of $9.2 million on a pre-tax basis, or $6.2 million on an after-tax basis. The cumulative effect of an accounting change represents a one-time, non-cash impairment charge for goodwill in excess of fair market value at January 1, 2002, in accordance with the adoption of Statement of Financial Accounting Standards No. 142.
(d) 2001 includes a gain on sale of segment of $343.0 million on a pre-tax basis, or $163.9 million on an after-tax basis, and also includes a benefit for litigation settlements of $13.1 million on a pre-tax basis, and $8.5 million on an after tax basis.
(e) 2000 includes a provision for litigation charge of $160.5 million on a pre-tax basis, or $97.6 million on an after-tax basis.

Note: Certain prior period amounts have been reclassified to conform to the 2004 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPANY OVERVIEW

     Information regarding general information and characteristics of the Company including reporting segments is included in ITEM 1, BUSINESS, of this document.

     The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In addition, certain factors, including Rick Factors identified in
Part I of this document may affect GATX's businesses. As a result, past financial results may not be a reliable indicator of future performance.

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain non-GAAP financial measures. See "Non-GAAP Financial Measures" for additional information including definitions of terms and reconciliations to related GAAP amounts.

STATEMENT OF INCOME DISCUSSION

     The following table presents income (loss) from continuing operations and net income by segment for the years ended December 31, 2004, 2003 and 2002 (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
Rail.......................................................  $ 60.4   $ 54.9   $ 25.8
Air........................................................     9.8      2.1      8.1
Specialty..................................................    40.6     38.1      4.9
Other......................................................    47.5    (33.6)   (49.7)
Intersegment...............................................      .2       .2       .3
                                                             ------   ------   ------
  Income (loss) from continuing operations.................   158.5     61.7    (10.6)
Discontinued operations....................................    11.1     15.2     10.9
                                                             ------   ------   ------
  Net income...............................................  $169.6   $ 76.9   $   .3
                                                             ======   ======   ======

     GATX provides services and products through three operating segments: Rail, Air, and Specialty. Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     GATX allocates corporate selling, general and administrative (SG&A) expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, corporate SG&A, human resources, legal, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Interest expense was allocated based upon a fixed leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt to equity. Rail's leverage ratio was set at 5:1, Air's leverage ratio was set at 4:1 and Specialty's leverage ratio was set at 4:1. Interest expense not allocated was assigned to Other in each period. Reflective of overall lower leverage at GATX, management expects that leverage ratios to be utilized in 2005 will be modified to 4.5:1 at Rail and 3:1 at Air. Specialty will be unchanged at 4:1. Management believes this leverage and interest expense allocation methodology applies an appropriate cost of capital for purposes of evaluating each operating segment's risk-adjusted financial return.

     Taxes are allocated to each segment based on the segment's contribution to GATX's overall tax position.

GATX'S FINANCIAL PERFORMANCE MEASURES

     The following table presents financial measures and ratios derived from the financial statements that the Company uses as one element to analyze the company's underlying financial performance from period to period. All amounts and ratios are based on continuing operations ($'s in millions):

                                                             2004     2003      2002
                                                            ------   ------   --------
Return on equity..........................................    16.1%     7.3%       2.9%
Return on assets..........................................     2.3%      .9%        .4%
SG&A efficiency ratio.....................................    1.72%    1.64%      1.64%
Investment volume.........................................  $760.0   $628.6   $1,018.0

     The 2004 return measures were positively affected by non-operating events including the gain from the sale of the Staten Island property, insurance recoveries and other non-recurring tax benefits. The SG&A efficiency ratio represents SG&A before capitalized initial direct costs as a percentage of average total owned and managed assets.

                                    GATX RAIL

     Improving market conditions in the North American rail industry favorably impacted Rail's results in 2004, as Rail experienced increasing lease rates and utilization levels. Demand for railcars was boosted by increased car loadings and ton-miles, and most car types realized a more balanced supply/demand profile. The improving market conditions, higher lease rates and high levels of utilization are expected to continue during 2005.

     The full impact of higher lease rates will be felt gradually, as only 20%-25% of Rail's North American fleet comes up for renewal each year. During 2004, approximately 25,000 cars were either renewed or assigned to new customers. Reversing a trend evident in recent years, Rail experienced an improving pricing environment as 2004 progressed. Rail is optimistic that the positive pricing momentum will carry over into 2005. As a result, Rail anticipates that, on average, the approximately 27,000 cars up for renewal in 2005 will be renewed or assigned at rates higher than the previous contract rate.

     Utilization of Rail's North American fleet improved during 2004 from 93% to 98% by year end. The increase resulted from the successful placement of new and acquired railcars with customers, the movement of railcars from idle to active status, and the scrapping of railcars.

     In North America, Rail acquired approximately 6,200 railcars in 2004, including approximately 3,000 new railcars and 3,200 used railcars purchased in the secondary market. The new cars were primarily purchased under pre-existing contracts with railcar manufacturers that provided Rail with a cost advantage versus a spot purchase in the current market. Rail also increased its presence in the locomotive leasing market by acquiring the remaining 50% ownership interest of the Locomotive Leasing Partners, LLC (LLP) joint venture in the fourth quarter.

     Costs for maintaining the North American fleet continued to increase in 2004, primarily due to increased maintenance activity related to preparing cars in storage for active service. The trend of increasing maintenance costs is expected to continue due to increasing costs associated with regulatory compliance and required maintenance as a result of the fact that a large number of cars purchased in the mid- to late-1990's are approaching their 10-year regulatory inspections. There is also the possibility that additional security and safety regulations may be enacted, increasing future maintenance costs.

     Rail's European operations experienced stable market conditions during 2004. Rail Europe was successful in placing new cars in existing markets, as well as placing cars in new Eastern European markets, such as Romania and Bulgaria. Rail acquired the remaining interest in a leading European tank car lessor KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively

KVG) in 2002. Generally, utilization remained high during 2004, but KVG began to see some weakness in the chemical market. Rail purchased Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC) in 2001. During 2004, major steps were taken in DEC's transition from a trip lease to a term rental business model, culminating with signing its two largest customers to term rental agreements. Other transition efforts included the closing of redundant repair centers. This transition is expected to stabilize revenues, reduce operating costs and make additional cars available for lease. The AAE Cargo AG (AAE) joint venture (37.5% owned) continued to experience strong demand for the majority of its fleet, particularly inter-modal cars, due to high seaport volumes, growth in the containerization of freight traffic, and increased demand from private operators. The strengthening of the Euro and the Zloty during 2004 positively impacted Rail's European results.

     The long-term outlook for the European market remains positive, as the European Union (EU) is encouraging the use of railways in place of the congested road system. Poland and nine other countries joined the EU in 2004, which is expected to eventually lead to more seamless borders, upgraded infrastructure and improved rail efficiency in those countries. Operationally, KVG and DEC continue to integrate their tank car operations.

     Components of Rail's income statement are summarized below (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $659.5   $628.5   $608.6
Asset remarketing income...................................     8.1      4.7      4.9
Fees.......................................................     4.0      3.6      3.4
Other......................................................    58.3     44.5     42.2
                                                             ------   ------   ------
  Revenues.................................................   729.9    681.3    659.1
Share of affiliates' earnings..............................    16.6     12.5     13.1
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   746.5    693.8    672.2
OWNERSHIP COSTS
Depreciation...............................................   124.2    117.0    105.0
Interest, net..............................................    77.7     64.3     56.2
Operating lease expense....................................   166.0    167.6    171.3
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................   367.9    348.9    332.5
OTHER COSTS AND EXPENSES
Maintenance expense........................................   186.8    163.4    150.9
Other operating expenses...................................    34.1     33.9     31.7
Selling, general and administrative........................    70.7     69.0     59.2
(Reversal) provision for possible losses...................    (2.3)    (2.6)     1.4
Asset impairment charges...................................     1.2       --       --
Reduction in workforce charges.............................      --       --      2.0
Fair value adjustments for derivatives.....................      --       --       .2
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   290.5    263.7    245.4
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................................    88.1     81.2     94.3
INCOME TAXES...............................................    27.7     26.3     33.6
                                                             ------   ------   ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.......    60.4     54.9     60.7
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....................      --       --    (34.9)
                                                             ------   ------   ------
NET INCOME.................................................  $ 60.4   $ 54.9   $ 25.8
                                                             ======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR RAIL ($'S IN MILLIONS)

                                                           2004       2003       2002
                                                         --------   --------   --------
Return on equity.......................................      13.7%      13.5%      13.6%
Return on assets.......................................       1.6%       1.5%       1.7%
SG&A efficiency ratio..................................      1.85%      1.86%      1.60%
Investment volume......................................  $  489.9   $  249.6   $  117.5
On balance sheet assets................................  $2,721.2   $2,401.6   $2,385.3
Off-balance sheet assets...............................  $1,175.8   $1,205.8   $1,230.9
Total assets...........................................  $3,897.0   $3,607.4   $3,616.2
Total equity...........................................  $  452.2   $  427.2   $  385.7

RAIL'S FLEET DATA

     The following table summarizes fleet activity for GATX's wholly owned North American rail cars for the years ended December 31:

                                                           2004      2003      2002
                                                          -------   -------   -------
Railcar roll forward:
Beginning balance.......................................  105,248   107,150   109,739
Cars added..............................................    6,236     2,388     3,794
Cars scrapped or sold...................................   (4,665)   (4,290)   (6,383)
Ending balance..........................................  106,819   105,248   107,150
Utilization rate at year end............................       98%       93%       90%

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $60.4 million in 2004 increased $5.5 million from the prior year. The increase in 2004 was driven primarily by higher lease income, higher asset remarketing income for both Rail and its affiliates as the rail market continues to improve and larger gains on scrapping of railcars as a result of higher steel prices, partially offset by higher maintenance and ownership costs.

GROSS INCOME

     Rail's 2004 gross income of $746.5 million was $52.7 million higher than 2003 due primarily to favorable North American market conditions and higher scrapping gains resulting from higher scrap metal prices. North American renewal and assignment activity was strong in 2004 and the active fleet increased by approximately 5,900 railcars. Rail's secondary market acquisitions and new railcar investments significantly contributed to the increase in active cars and the corresponding increase in lease income. North American utilization improved to 98% at December 31, 2004 representing approximately 104,200 railcars on lease compared to 93% at December 31, 2003 with approximately 98,300 of railcars on lease. In 2004, the average renewal rate on a basket of common railcar types increased 2.7% versus the expiring rate, with this improvement largely attributable to activity in the second half of the year. The impact of this improvement on earnings will be reflected in Rail's financial results gradually as rate changes move slowly through the fleet due to the term nature of the business. We expect this improvement to continue in 2005. Also favorably impacting Rail's gross income was the impact of foreign exchange rates and higher gains associated with scrapping activity.

     Rail's European rail operations have improved during the course of the year. Utilization rates remain high and operations have been positively impacted by success in new markets and the placement of new car deliveries.

     Asset remarketing income in 2004 included residual sharing fees from a managed portfolio, other residual sharing fees and a gain on the sale of railcars. The largest component of remarketing income in 2004 was the gain on the sale of 482 cars to Canadian National Railways. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment.

     Other income of $58.3 million increased $13.8 million from 2003 due primarily to higher scrapping gains as the price of steel increased significantly from 2003.

     Share of affiliates' 2004 earnings of $16.6 million were higher than the prior year. The increase was the result of significant asset remarketing gains at domestic and foreign affiliates.

OWNERSHIP COSTS

     Ownership costs were $367.9 million in 2004 compared to $348.9 million in 2003. The increase was driven by significant investment volume in 2004. Through new car and secondary market acquisitions, Rail purchased approximately 6,200 railcars and 1,000 railcars in North America and Europe, respectively.

OTHER COSTS AND EXPENSES

     Maintenance expense of $186.8 million in 2004 increased $23.4 million from 2003. Maintenance costs increased sharply for a variety of reasons, including costs associated with moving cars from one customer to another, moving cars from idle to active service and continuing regulatory compliance. As railcars move from idle to active service, repairs and improvements, such as replacement of tank car linings and valves, are often required. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs.

     During 2003, the American Association of Railroads (AAR) issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid-1990s to 2001 by a now-bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Approximately 2,200 of Rail's affected railcars are on full-service leases in which case Rail is responsible for the costs of inspection or replacement. As of December 31, 2004, bolsters on 2,100 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $3.0 million in 2004, a decrease of $.9 million from the prior year period. Management expects the remaining costs of bolster replacements to be approximately $.2 million and to be completed by the end of the first quarter of 2005.

     Other operating expenses were comparable between periods.

POTENTIAL RAILCAR REGULATORY MANDATES

     As noted previously, Rail's operations as well as the entire railroad industry face the increasing possibility that additional security or safety regulations may be mandated, increasing future maintenance costs. Following are two such matters that the Company is closely monitoring.

     Certain recent railroad derailments, some of which involved GATX railcars, focused attention on safety issues associated with the transportation of hazardous materials. These incidents have led to calls for increased legislation and regulation to address safety and security issues associated with the transportation of hazardous materials. Suggested remedial measures vary, but include rerouting hazardous material railcar movements and increasing the inspection authority of the Federal Railroad Administration ("FRA"). Other suggested remedial measures address the physical condition of tank cars, including revising manufacturing specifications for high pressure cars which carry hazardous materials. Specific focus has been directed at pressurized railcars built prior to 1989 that utilized non-normalized steel. The National Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the FRA conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, and use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. The NTSB has not recommended that pressure cars built prior to 1989 be removed from service, nor has the FRA issued any orders curtailing use of these cars. The Company owns approximately 6,500 pre-1989 built pressurized tank cars in North America (6% of its North American fleet). While the Company is actively working with trade associations and others to participate in the legislative and regulatory process affecting rail transportation of hazardous materials, the outcome of proposed remedial measures, the probability of adoption of such measures, and the resulting impact on GATX should such measures be adopted cannot be determined at this time.

     Additionally, the Association of American Railroads ("AAR") has issued a proposal which would require all tank cars to be equipped with long travel constant contact side bearings ("LT-CCSBs"). The application of LT-CCSBs is intended to reduce empty tank car derailments by the reduction of train/track operational issues. Management believes it is highly likely that the AAR will adopt the LT-CCSB rule essentially as written. If it does so, this will affect certain tank cars throughout the industry and the Company will be required to retrofit approximately 50,000 of its tank cars over the next 7 to 10 years at a cost of $700 to $800 per car. The Company generally has the contractual right to increase lease rates to recover a portion of the costs of this retrofit, and is currently formulating its plans on how it will exercise this contractual right.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

SUMMARY

     Rail's net income of $54.9 million in 2003 increased $29.1 million from the prior year. Income before the cumulative effect of accounting change decreased $5.8 million. The decrease was primarily due to lower North American lease income driven by lower average lease rates.

     Challenging market conditions in the North American rail industry affected Rail in 2003. The oversupply of certain car types in the railcar market, short backlogs at railcar manufacturers, a weak economic environment and aggressive competition from other lessors resulted in lease rates that were below peak lease rates of the late 1990s. As a result, new market rates for expiring leases, either with the same customer or contracting with a new customer, were lower on average than the previous rate. In 2003, average lease rates on a basket of common car types declined 5.2% versus the expiring rates. With approximately 26,000 cars having expiring leases during 2003, lower rates negatively impacted Rail's lease income.

     In anticipation of an improving economy, Rail continued to purchase new cars and actively pursue secondary market transactions. Investment in railcars for North America increased in 2003 over the prior year, resulting in active cars increasing by approximately 1,100 cars after two consecutive years of decline. The acquisition at the end of the fourth quarter of a fleet of 1,200 covered hoppers on long-term lease drove the increase in active cars. In addition, Rail took delivery of approximately 1,000 new cars in 2003, under pre-existing purchase agreements with manufacturers. Utilization of the North American fleet improved from 90% to 93% due to aggressive efforts to improve the renewal success rate, to market specific car types and to scrap older, uneconomic cars from the fleet.

     Maintenance costs increased in 2003 from the 2002 level. An increase in the number of car assignments and costs associated with an American Association of Railroads (AAR) requirement to replace bolsters on certain cars (see discussion below) adversely impacted 2003 maintenance costs.

     In 2003, Rail's European operations generally experienced a more favorable market environment than North America. Fleet utilization at both KVG and AAE, Rail's European joint venture, was over 95%, as KVG's primary markets of chemical, petroleum, mineral and liquid petroleum gas remained stable, and AAE benefited from the high growth rates of shipping activity at European seaports. Rail acquired the remaining interest in KVG in December 2002. DEC's performance has been negatively affected by a weak Polish economy. However, KVG was successful in placing DEC tank cars in service outside of Poland. This activity between KVG and DEC marked the early stages of integrating their tank car operations, a key European strategy for Rail.

GROSS INCOME

     Rail's 2003 gross income of $693.8 million was $21.6 million higher than 2002. Excluding the impact from the timing of the KVG acquisition in both periods, gross income was down $20.5 million from 2002. The decrease was primarily driven by lower North American lease income resulting from lower average lease rates and fewer railcars on lease for most of the year. Although average renewal rates continued to be lower than Rail's prior contractual rate, the percentage decline in renewal rates improved during 2003.

     Excluding KVG's pre-tax earnings of $4.7 million in 2002, share of affiliates' earnings in 2003 increased $4.1 million. The increase was the result of a favorable maintenance expense at domestic affiliates combined with a larger fleet and favorable foreign exchange rates at a foreign affiliate.

OWNERSHIP COSTS

     Ownership costs were $348.9 million in 2003 compared to $332.5 million in 2002. The increase was primarily due to the acquisition and consolidation of KVG.

OTHER COSTS AND EXPENSES

     Maintenance expense of $163.4 million in 2003 increased $12.5 million from 2002. Excluding KVG, maintenance expense increased $2.8 million in 2003. The variance was due primarily to the increase in car assignments discussed above. Both 2003 and 2002 results included comparable levels of maintenance costs for certain railroad mandated repairs.

     In 2003, the AAR issued a series of early warning letters that required all owners of railcars in the U.S., Canada and Mexico to inspect or replace certain bolsters manufactured from the mid-1990s to 2001 by a now-bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Due dates for inspection or replacement of the bolsters ranged from September 30, 2003 to December 31, 2004 depending on car type and service. As of December 31, 2003, bolsters on approximately 1,300 cars had been replaced. 2003 maintenance expense included $3.9 million attributable to the inspection and replacement of bolsters.

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

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

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

                                    GATX AIR

     Worldwide revenue passenger miles increased in 2004 and lease rates are recovering from the low levels of recent years, in particular for newer aircraft. However, the recovery is fragile, and is threatened by the high cost of jet fuel, as well as the possibility that additional airline failures and terrorist acts will disrupt global travel. These challenging conditions persist, particularly in North America, where the combination of high fuel prices and pricing pressure from low-cost carriers have increased operating losses and highlighted the vulnerabilities of many major U.S. carriers. Some European airlines are also showing signs of weakness.

     Air's owned portfolio, which consists principally of narrowbody aircraft, had a weighted average age of five years based on the net book value at the end of 2004. Air achieved almost full utilization in 2004. At December 31, 2004, less than 1% of Air's portfolio was available for lease with over 98% on lease with customers, and the remaining 1% was subject to signed letters of intent to lease with customers. Air successfully placed 31 owned aircraft during 2004, including 3 new and 28 existing aircraft.

     Lessee defaults and the potential impairment of aircraft values will continue to create potential uncertainties and volatility for Air's earnings. For example, Boeing announced the cancellation of its B717 program in January, 2005 because of weak demand. Air holds a 50% interest in Pembroke Group (net book value of $63.3 million), an aircraft lessor and manager based in Ireland, which has Boeing 717 aircraft in its portfolio, six of which GATX has an interest in, all of which were on lease at December 31, 2004. Additionally, Air has one B757-200 aircraft on lease to ATA, a bankrupt U.S. carrier. The future marketability of these aircraft and/or potential valuation issues is uncertain at this time.

     Air's wholly owned and partnered aircraft are leased to customers under net operating leases. Air's other recurring source of revenue is fee income, which results from remarketing and administering aircraft in its joint ventures, as well as managing aircraft for third parties. Air's level of fee income can be unpredictable, varying with the performance of the managed fleet and Air's success in remarketing and selling aircraft. Air also has 50% investments in two partnerships with Rolls-Royce Plc: Pembroke Group and Rolls-Royce & Partners Finance Limited. Rolls-Royce & Partners Finance Limited, which leases aircraft engines, was a major contributor to Air's financial performance in 2004.

     During 2004, Air took delivery of and placed three new A320 aircraft with non-U.S. airlines and also purchased four aircraft in the secondary market subject to existing leases, with the intent of partnering these aircraft in 2005. Air has two additional aircraft purchase commitments in 2006, and expects to retain the purchased aircraft as wholly owned aircraft.

     Components of Air's income statement are summarized below (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $101.0   $ 90.8   $ 73.4
Interest income............................................      .3       .1      2.9
Asset remarketing income...................................     5.5       .8      1.4
Gain on sale of securities.................................      --       .6       --
Fees.......................................................     9.3      7.4      7.9
Other......................................................     2.6     10.5      3.4
                                                             ------   ------   ------
  Revenues.................................................   118.7    110.2     89.0
Share of affiliates' earnings..............................    26.2     31.6     14.8
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   144.9    141.8    103.8
OWNERSHIP COSTS
Depreciation...............................................    59.5     55.1     37.1
Interest, net..............................................    42.0     41.2     35.1
Operating lease expense....................................     3.8      3.9      3.5
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................   105.3    100.2     75.7
OTHER COSTS AND EXPENSES
Maintenance expense........................................     1.6      1.5       .9
Other operating expenses...................................     2.4       .6       .6
Selling, general and administrative........................    21.5     18.1     13.3
(Reversal) provision for possible losses...................     (.6)     8.2       .3
Asset impairment charges...................................      .4     10.2      5.4
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................    25.3     38.6     20.5
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................    14.3      3.0      7.6
INCOME TAX PROVISION (BENEFIT).............................     4.5       .9      (.5)
                                                             ------   ------   ------
NET INCOME.................................................  $  9.8   $  2.1   $  8.1
                                                             ======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR AIR ($'S IN MILLIONS)

                                                           2004       2003       2002
                                                         --------   --------   --------
Return on equity.......................................       2.8%        .6%       2.5%
Return on assets.......................................        .5%        .1%        .5%
SG&A efficiency ratio..................................       .60%       .51%       .52%
Investment volume......................................  $  225.2   $  227.9   $  571.5
On balance sheet assets................................  $2,086.4   $1,977.0   $1,885.6
Off-balance sheet assets...............................  $   29.1   $   29.0   $   55.1
Total assets...........................................  $2,115.5   $2,006.0   $1,940.7
Total equity...........................................  $  357.9   $  340.3   $  383.1

AIR'S FLEET DATA

     The following table summarizes information on GATX owned and managed aircraft for the years ended December 31 ($'s in millions):

                                                              2004   2003    2002
                                                              ----   -----   -----
Utilization by net book value of owned aircraft.............    98%     97%     97%
Number of owned aircraft....................................   163     163     193
Number of managed aircraft..................................    66      74     112
Non-performing assets.......................................  $ --   $22.5   $23.8
Impairments and net charge-offs.............................  $ .4   $23.2   $ 5.5

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $9.8 million in 2004 increased $7.7 million from the prior year. The increase in 2004 was driven by gains from the sale of four aircraft and the absence of the Air Canada loss which occurred in 2003. 2004 profit was also driven by strong joint venture performance, particularly at Air's engine leasing joint venture.

GROSS INCOME

     Air's 2004 gross income of $144.9 million was $3.1 million higher than 2003. The increase was primarily driven by higher lease and asset remarketing income partially offset by lower other income.

     Lease income increased primarily due to the full year revenue recognition on six new aircraft which were delivered at various times during 2003, three new aircraft deliveries during 2004, and the purchase of four aircraft subject to existing leases in 2004. Lease income in 2004 on the new aircraft purchases in 2004 and 2003 was approximately $12 million. The impact of higher variable rents due to the increase in interest rates was $2.9 million. The increase was offset by early lease terminations and lower lease rates on certain renewed lease contracts. Asset remarketing income increased as the result of gains from the sale of four aircraft in 2004. The decrease in other income was primarily attributable to the recognition in 2003 of previously collected maintenance deposits on aircraft held for pending sale (subsequently sold in 2004). These maintenance deposits were entirely offset by related impairment charges taken on the underlying aircraft in 2003. Share of affiliates' earnings decreased from the prior year primarily because of asset impairments at the Pembroke affiliate in 2004, more than offsetting continued strong performance at the Rolls-Royce engine leasing joint venture.

OWNERSHIP COSTS

     Ownership costs of $105.3 million in 2004 were $5.1 million higher than in 2003. The increase was primarily due to the $4.4 million increase in depreciation resulting from higher operating lease balances due to full-year depreciation on six new aircraft deliveries in 2003, three new deliveries in 2004, and four aircraft purchased in 2004. Interest expense was relatively unchanged from the prior year.

OTHER COSTS AND EXPENSES

     Total other costs and expenses of $25.3 million in 2004 were $13.3 million lower than in 2003 primarily due to decreases in the provision for possible losses and asset impairment charges, partially offset by higher SG&A expenses. The provision for possible losses decreased $8.8 million from 2003 primarily due to a net $9.6 million loss provision on disposal of an unsecured Air Canada note in 2003. Asset impairment charges decreased by $9.8 million from 2003 primarily due to impairment charges of $8.2 million in 2003 related to two commercial aircraft held for pending sale (subsequently sold in 2004) that were offset by the recognition into other income of previously collected maintenance deposits. SG&A expenses increased by $3.4 million primarily due to higher employee costs in 2004.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

SUMMARY

     Net income of $2.1 million decreased $6.0 million compared to the prior year. Improvement in share of affiliates' earnings was offset by an increase in the provision for possible losses due to the Air Canada bankruptcy and increases in SG&A expenses.

     Challenging conditions in the aviation industry negatively affected Air in 2003. Although the industry appeared to be recovering from its severe downturn, aircraft lessors experienced weak lease rates, credit defaults and asset impairments during 2003. Specifically, aircraft over 15 years in age proved to be more difficult to lease and presented the greatest uncertainty in value. Rents on older aircraft declined in 2003, while rents on newer aircraft stabilized.

     Air's owned portfolio had a weighted average age of five years based on the net book value at the end of 2003. With a relatively new fleet, Air achieved almost full utilization in 2003. At December 31, 2003, less than 1% of Air's portfolio was available for lease; over 96% had been on lease with customers, and the remaining 3% were subject to signed letters of intent to lease with customers. Air placed 19 owned aircraft during 2003, including six new and 13 existing aircraft.

GROSS INCOME

     Air's 2003 gross income of $141.8 million was $38.0 million higher than 2002. The increase was primarily driven by higher lease income due to the full-year revenue recognition on 16 new aircraft which were delivered at various times during 2002, and an additional six new aircraft deliveries which were received and put on lease in 2003. Other income also contributed $7.1 million to the increase, primarily attributable to the recognition of previously collected maintenance reserves. These maintenance reserves were entirely offset by related impairment charges taken on by the underlying aircraft.

     Share of affiliates' earnings of $31.6 million were $16.8 million higher than the prior year. The increase from the prior year is primarily due to impairment losses that were recognized in 2002 on a fleet of 28 Fokker 50 and Fokker 100 aircraft owned by Air's 50% owned Pembroke affiliate.

OWNERSHIP COSTS

     Ownership costs of $100.2 million in 2003 were $24.5 million higher than in 2002. The increase was primarily due to the $18.0 million increase in depreciation resulting from higher balances for operating lease assets due to full-year depreciation on 16 new aircraft deliveries in 2002 and six new deliveries received and put on lease in 2003. Interest expense also contributed $6.1 million to the increase as a result of higher debt balances due to the new aircraft deliveries in 2002 and 2003, slightly offset by lower interest rates.

     Excluding an accrual reversal in 2002, operating lease expense in 2003 was lower by $4.3 million due to fewer leased-in aircraft compared to the prior year. Operating lease expense of $3.5 million in 2002 was net of a credit of $4.7 million for the reversal of a loss accrual recorded in prior years. GATX was a lessee of an aircraft under an operating lease running through 2004. GATX had subleased the aircraft to an unrelated third party with an initial lease term expiring in 2001. Prior to 2001, as a result of financial difficulties of the sublessee as well as concerns about subleasing the aircraft for the period 2001 to 2004, the Company recorded an accrual for the future costs expected to be incurred on the operating lease in excess of the anticipated revenues. In 2002, the Company restructured terms of the lease, ultimately acquiring ownership of the aircraft, and leasing it to a new customer. As a result, the $4.7 million accrual was reversed as a credit to operating lease expense.

OTHER COSTS AND EXPENSES

     Total other costs and expenses increased by $18.1 million in 2003 primarily due to the increase in SG&A expenses, the provision for possible losses and asset impairment charges. SG&A expenses increased by $4.8 million due to lower capitalized expenses as a result of fewer aircraft deliveries in 2003 versus the prior year. The provision for possible losses increased $7.9 million primarily due to a net $9.6 million loss provision on the disposal of an unsecured Air Canada note. Asset impairment charges of $10.2 million in 2003 include impairment charges of $8.2 million related to two commercial aircraft that were offset by the recognition into income of previously collected maintenance reserves, included in other income.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

                             GATX SPECIALTY FINANCE

     The Specialty portfolio consists primarily of leases and loans, frequently including an interest in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine, aircraft and other investments. Specialty generates fee-based income through transaction structuring and portfolio management services.

     Prospectively, Specialty will continue to pursue investments in marine assets and will also seek selective investments in long-lived industrial equipment in targeted mature industries. As a result, future earnings may be more spread oriented, with asset remarketing gains and income resulting from the improved credit profile anticipated to decline from the 2004 levels. Earnings may also be unpredictable due to the uncertain timing of asset remarketing and gains from the sale of securities.

     Components of Specialty Finance's income statement are summarized below (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $ 29.8   $ 42.9   $ 59.8
Interest income............................................    17.4     41.1     50.5
Asset remarketing income...................................    22.8     33.1     27.4
Gain on sale of securities.................................     4.1      6.7      3.9
Fees.......................................................     7.6      7.0      5.2
Other......................................................     4.6     10.6      6.2
                                                             ------   ------   ------
  Revenues.................................................    86.3    141.4    153.0
Share of affiliates' earnings..............................    22.4     22.7     18.2
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   108.7    164.1    171.2
OWNERSHIP COSTS
Depreciation...............................................     4.2     10.3     14.6
Interest, net..............................................    26.2     43.5     53.9
Operating lease expense....................................     4.1      4.4      4.4
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    34.5     58.2     72.9
OTHER COSTS AND EXPENSES
Maintenance expense........................................      .8      1.1      (.1)
Other operating expenses...................................     5.6      7.9      8.5
Selling, general and administrative........................     8.7     17.3     27.4
(Reversal) provision for possible losses...................    (9.4)    (2.9)    19.8
Asset impairment charges...................................     1.6     16.2     22.7
Reduction in workforce charges.............................      --       --      9.2
Fair value adjustments for derivatives.....................     1.5      4.1      3.3
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................     8.8     43.7     90.8
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................    65.4     62.2      7.5
INCOME TAXES...............................................    24.8     24.1      2.6
                                                             ------   ------   ------
NET INCOME.................................................  $ 40.6   $ 38.1   $  4.9
                                                             ======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR SPECIALTY FINANCE ($'S IN MILLIONS)

                                                             2004     2003      2002
                                                            ------   ------   --------
Return on equity..........................................    48.5%    18.8%       1.6%
Return on assets..........................................     6.7%     4.2%        .4%
SG&A efficiency ratio.....................................     .63%     .96%      1.27%
Investment volume.........................................  $ 22.7   $130.9   $  327.3
On balance sheet assets...................................  $477.4   $707.6   $1,088.0
Off-balance sheet assets..................................  $ 12.5   $ 13.7   $   14.9
Total assets..............................................  $489.9   $721.3   $1,102.9
Total equity..............................................  $ 49.7   $117.8   $  287.4

SPECIALTY'S PORTFOLIO DATA

     The following table summarizes information on the owned and managed Specialty Finance portfolio for the years ended December 31 ($'s in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
Reserves as % of reservable assets.........................     5.4%     7.3%     6.8%
Impairments and net charge-offs............................  $  5.0   $ 24.2   $ 49.8
Net book value of managed portfolio........................  $728.7   $882.2   $960.4

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $40.6 million increased $2.5 million from the prior year primarily due to improved credit quality of the portfolio and lower SG&A expenses. The continued strong performance of marine joint ventures and remarketing gains also contributed to the 2004 results. Specialty's new marine investments were $13.9 million and $26.6 million in 2004 and 2003, respectively. As expected, overall asset levels continued to decline as asset run-off exceeded new investment volume.

GROSS INCOME

     Specialty's 2004 gross income of $108.7 million was $55.4 million lower than 2003. The decrease was primarily the result of lower lease, interest and asset remarketing income. The decreases of $13.1 million in lease income and $23.7 million in interest income were the result of lower lease and loan balances due to the run-off of portfolio assets. Asset remarketing income decreased $10.3 million from 2003 and was comprised of both gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Because the timing of such sales is dependent on changing market conditions, asset remarketing income does not occur evenly from period to period. Share of affiliates' earnings were relatively unchanged from 2003 to 2004. However, 2004 income from marine joint ventures increased by $8.9 million in 2004. This increase was offset by 2003 income from other joint venture investments that have been dissolved.

OWNERSHIP COSTS

     Ownership costs of $34.5 million in 2004 were $23.7 million lower than 2003 consistent with the decrease in the portfolio. The $17.3 million decrease in interest expense was due to lower debt balances as a result of a smaller portfolio, and the $6.1 million decrease in depreciation was due to lower operating lease assets.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $8.8 million in 2004 were $34.9 million lower than 2003 primarily as a result of decreased asset impairment charges, and an increase in the reversal of provision for possible losses, and lower SG&A expenses consistent with the decline in total assets. The 2003 asset impairment charges were primarily related to an investment in a corporate aircraft and various equity investments. SG&A expenses decreased $8.6 million from 2003 reflecting lower personnel and other costs related to the exit from the venture business. Specialty reversed $6.5 million more in provision for possible losses in 2004 versus 2003 due to a better-than-expected performance within the portfolio.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

SUMMARY

     Net income of $38.1 million increased $33.2 million from 2002 primarily due to lower asset impairments, provision reversals and lower SG&A expenses.

     Specialty's portfolio declined during 2003 as a result of the decision in late 2002 to curtail investment in the specialty finance portfolio and to sell or otherwise run-off the venture finance portfolio. During 2003, the Canadian and U.K. venture finance loan portfolios were sold, and the U.S. venture finance loan portfolio, which had been retained along with associated warrants, continued to run-off. Earnings were positively impacted by the timing of gains on the sale of assets from the specialty finance portfolio and gains from the sale of securities associated with the venture finance warrant portfolio. SG&A expenses were lower as efficiencies were realized on the declining portfolio. Investment volume was primarily related to prior funding commitments.

GROSS INCOME

     Specialty's 2003 gross income of $164.1 million was $7.1 million lower than 2002. The decrease was primarily driven by lower lease and interest income, consistent with a declining asset base, offset by an increase in asset remarketing income. Asset remarketing income is comprised of both gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Gains from the sale of Specialty's owned assets increased by $13.6 million and residual sharing fees from managed portfolios decreased by $7.9 million. Because the timing of such sales is dependent on changing market conditions, asset remarketing income does not occur evenly from period to period. Share of affiliates' earnings of $22.7 million were $4.5 million higher than the prior year as a result of contributions from new marine affiliate investments.

OWNERSHIP COSTS

     Ownership costs of $58.2 million in 2003 were $14.7 million lower than in 2002, primarily due to a $4.3 million decrease in depreciation and a $10.4 million decrease in interest expense. The decrease in depreciation and interest expense is consistent with the declining asset base.

OTHER COSTS AND EXPENSES

     Total other costs and expenses decreased by $47.1 million in 2003 primarily due to the decrease in the provision for possible losses and SG&A expenses. The provision for possible losses decreased $22.7 million primarily due to the improving credit quality of the portfolio and the decrease in the reservable asset base. SG&A expenses decreased $10.1 million from 2002, reflecting lower personnel costs as a result of the reduction in workforce in the fourth quarter of 2002.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

                                   GATX OTHER

     Other is comprised of corporate results, including SG&A and interest expense not allocated to the segments, and the results of American Steamship Company (ASC), a Great Lakes shipping company.

     Components of the income statement are summarized below (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
GROSS INCOME
Marine operating revenue...................................  $111.8   $ 85.0   $ 79.7
Interest income............................................      .1       .2      1.3
Asset remarketing income...................................      .1      (.7)      --
Other......................................................   119.3     17.1      4.0
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   231.3    101.6     85.0
OWNERSHIP COSTS
Depreciation...............................................     6.7      5.6      6.5
Interest, net..............................................    16.5     27.3     40.4
Operating lease expense....................................      --       .4       .9
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    23.2     33.3     47.8
OTHER COSTS AND EXPENSES
Marine operating expenses..................................    87.7     68.9     60.7
Other operating expenses...................................     (.6)     1.0       .3
Selling, general and administrative........................    62.4     59.2     61.1
(Reversal) provision for possible losses...................    (1.4)     2.0    (13.7)
Asset impairment charges...................................      .2      6.0      1.1
Fair value adjustments for derivatives.....................     1.2       --       --
Reduction in workforce charges.............................      --       --      5.7
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   149.5    137.1    115.2
                                                             ------   ------   ------
INCOME (LOSS) BEFORE INCOME TAXES..........................    58.6    (68.8)   (78.0)
INCOME TAX PROVISION (BENEFIT).............................    11.1    (35.2)   (28.3)
                                                             ------   ------   ------
NET INCOME (LOSS)..........................................  $ 47.5   $(33.6)  $(49.7)
                                                             ======   ======   ======

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Other net income in 2004 included a $37.8 million after-tax gain from the sale of the Company's Staten Island property and an after-tax insurance recovery of $31.5 million. In addition, 2004 tax expense reflects $14.5 million of tax benefits realized during the year.

GROSS INCOME

     Gross income of $231.3 million in 2004 increased $129.7 million from 2003 due to higher marine operating revenue and other income. The increase in marine operating revenue of $26.8 million was driven by increased demand and more favorable operating conditions on the Great Lakes. These factors also contributed to higher marine operating expenses in 2004, and resulted in a net $5.2 million increase in vessel operating contribution in 2004. Other income of $119.3 million in 2004 includes a $68.1 million gain from the sale of a former terminals facility in Staten Island and $48.4 million from the receipt of insurance settlement proceeds associated with litigation GATX had initiated against various insurers, related to coverage issues regarding the 2000-2001 Airlog litigation. Insurance settlement proceeds were $16.5 million in 2003.

OWNERSHIP COSTS

     Ownership costs of $23.2 million in 2004 were $10.1 million lower than the prior year, primarily due to a decrease in interest expense due to lower overall leverage at GATX. Lower average debt balances and lower average interest rates contributed to the favorable variance compared to 2003. As noted previously, the debt not otherwise allocated to the operating segments (based on set leverage ratios) is assigned to Other, along with the related interest expense.

OTHER COSTS AND EXPENSES

     SG&A expenses of $62.4 million were $3.2 million higher than the prior year. The variance is largely due to higher consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act, fees associated with a bond exchange completed in 2004, and lower intercompany allocations due to the mid-year sale of Technology.

     The (reversal) provision for possible losses is derived from GATX's estimate of possible losses inherent in its portfolio of reservable assets. In addition to establishing loss estimates for known troubled investments, this estimate involves consideration of historical loss experience, present economic conditions, collateral values, and the state of the markets in which GATX operates. GATX records a provision for possible losses in each operating segments as well as in Other, targeting an overall allowance for possible losses in accordance with established GATX policy. This overall allowance for possible losses is measured and reported as a percentage of total reservable assets. Reservable assets in accordance with generally accepted accounting principles
(GAAP) include loans, direct finance leases, leveraged leases and receivables. Operating leases are not reservable assets in accordance with GAAP.

     In 2004, GATX recorded a reversal of $12.3 million of provision for possible losses in its operating segments and a reversal of $1.4 million of provision for possible losses in Other. These reversals resulted in a consolidated allowance for possible losses at December 31, 2004 of $22.1 million, or 4.9% of reservable assets. In 2003, GATX recorded a $2.7 million provision for possible losses in its operating segments and a $2.0 million provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2003 of $45.6 million, or 8.1% of reservable assets. The decrease in the allowance for possible losses as a percentage of reservable assets in 2004 was driven by the general improvement in the quality of GATX's portfolio as well as the better-than-expected performance and run-off of venture finance assets, which were reserved at a relatively higher rate than the rest of the portfolio.

     Asset impairment charges of $.2 million in 2004 decreased $5.8 million. The 2003 charge primarily related to ASC's only off-lakes barge which ceased operations during the year. The barge was written down to an estimate of future disposition proceeds.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

GROSS INCOME

     Gross income of $101.6 million in 2003 increased $16.6 million from 2002 due to higher marine operating revenue and other income. The increase in marine operating revenue of $5.3 million was driven by a larger average fleet in operation in 2003, and was offset by higher marine operating expenses. Other income includes $16.5 million in 2003 from the receipt of settlement proceeds associated with the Airlog litigation GATX had initiated against various insurers.

OWNERSHIP COSTS

     Ownership costs of $33.3 million were $14.5 million lower compared to 2002, primarily due to a decrease in interest expense. Lower average debt balances and lower average interest rates contributed to the favorable variance compared to 2002.

OTHER COSTS AND EXPENSES

     In 2003, GATX recorded a $2.7 million provision for possible losses in its operating segments and a $2.0 million provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2003 of $45.6 million, or 8.1% of reservable assets. In 2002, GATX recorded a $21.5 million provision for possible losses in its operating segments, offset by a reversal of $13.7 million of provision for possible losses in Other. These provisions resulted in a consolidated allowance for possible losses at December 31, 2002 of $66.7 million, or 7.6% of reservable assets.

     Asset impairment charges of $6.0 million in 2003 increased $4.9 million. The 2003 charge primarily relates to ASC's sole off-lakes barge which ceased operations during the year and was written down to an estimate of future disposition proceeds.

     During 2002, GATX recorded a pre-tax charge of $5.7 million related to reductions in workforce. The charge was predominantly related to a reduction in corporate overhead costs associated with management's intent to exit the venture business and curtail investment in the specialty finance sector. The reduction in workforce charge included involuntary employee separation and benefit costs as well as occupancy and other costs.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

NET LOSS

     The net loss at Other of $33.6 million in 2003 improved from 2002 by $16.1 million as a result of the insurance settlements, favorable interest expense, and the reversal of tax audit reserves, partially offset by increased provision for possible losses.

                               GATX CONSOLIDATED

CONSOLIDATED INCOME TAXES

     GATX's consolidated income tax expense for continuing operations was $68.2 million in 2004, an increase of $52.0 million from the 2003 amount of $16.2 million. The 2004 consolidated effective tax rate was 30% compared to the 2003 rate of 21%. The 2004 tax provision was favorably impacted by the recognition of income tax refunds of $14.5 million, deferred tax reductions of $2.4 million due to lower rates enacted in foreign jurisdictions, and extraterritorial income exclusion benefits (ETI) of $1.4 million. Excluding these items, GATX's effective rate would have been approximately 38% in 2004. The 2003 tax provision was favorably impacted by a $10.0 million reversal of tax audit reserves in connection with the settlement of an Internal Revenue Service audit of 1995-1997, deferred tax reductions of $1.8 million due to lower rates enacted in foreign jurisdictions, and ETI benefits of $1.7 million. Excluding these items, GATX's effective rate in 2003 would have been approximately 38%.

     See Note 14 for additional information about income taxes.

                            DISCONTINUED OPERATIONS

     The following table summarizes the gross income, income before taxes and the (loss) gain on sale of segment, net of tax, which has been reclassified to discontinued operations for all periods presented (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
Gross Income...............................................  $104.0   $205.6   $322.7
Income before taxes........................................    30.1     25.0      7.3
Operating income, net of taxes.............................    18.3     15.2      4.7
(Loss) gain on sale of segment, net of taxes...............    (7.2)      --      6.2
                                                             ------   ------   ------
Total discontinued operations..............................  $ 11.1   $ 15.2   $ 10.9
                                                             ======   ======   ======

     On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of Technology and its Canadian affiliate to CIT Group, Inc. for net proceeds of $234.1 million. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold by year end. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     Technology's operating results for the twelve months ended December 31, 2004 were $18.3 million, net of tax, which was $3.1 million higher than the prior year results of $15.2 million. Operating results were favorably impacted by the suspension of depreciation on operating lease assets associated with Technology's assets classified as held for sale during the second quarter of 2004. The effect of ceasing depreciation was approximately $14.3 million after-tax. The after-tax loss on the sale of the Technology segment was $7.2 million as of December 31, 2004. The pre-tax loss of $12.0 million reflected a write-off of $7.6 million of goodwill as well as sale-related expenses including severance costs and losses on terminated leases. Technology's 2003 operating results of $15.2 million, net of a $9.8 million tax provision, were $10.5 million higher than the prior year results. Technology's 2002 operating results were $4.7 million, net of a $2.6 million tax provision.

     In 2002, GATX completed the divestiture of the ISG segment. The ISG segment was comprised of GATX Terminals Corporation (Terminals) and GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented. In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million gain, net of taxes of $3.0 million. There was no operating activity at the ISG segment during 2002-2004.

     See Note 21 for additional information about discontinued operations.

BALANCE SHEET DISCUSSION

ASSETS

     Total assets of continuing operations increased to $5.6 billion in 2004 from $5.5 billion in 2003. Increases in operating lease assets were partially offset by decreases in loans, progress payments, investments in affiliated companies and recoverable income taxes.

     In addition to the $5.6 billion of assets recorded on the balance sheet, GATX utilizes approximately $1.2 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet. The $1.2 billion of off-balance sheet assets represent the present value of GATX's committed future operating lease payments using a 10% discount rate.

     The following table presents assets of continuing operations (on and off-balance sheet) by segment (in millions):

                                        2004                             2003
                           ------------------------------   ------------------------------
                              ON        OFF-                   ON        OFF-
                           BALANCE    BALANCE     TOTAL     BALANCE    BALANCE     TOTAL
DECEMBER 31                 SHEET      SHEET      ASSETS     SHEET      SHEET      ASSETS
-----------                --------   --------   --------   --------   --------   --------
Rail.....................  $2,721.2   $1,175.8   $3,897.0   $2,401.6   $1,205.8   $3,607.4
Air......................   2,086.4       29.1    2,115.5    1,977.0       29.0    2,006.0
Specialty................     477.4       12.5      489.9      707.6       13.7      721.3
Other....................     316.5       31.3      347.8      434.3       34.7      469.0
                           --------   --------   --------   --------   --------   --------
                           $5,601.5   $1,248.7   $6,850.2   $5,520.5   $1,283.2   $6,803.7
                           ========   ========   ========   ========   ========   ========

RECEIVABLES

     Receivables of $452.1 million, including finance leases and loans, decreased $112.2 million compared to the prior year primarily due to asset run-off exceeding new investment at Specialty.

ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses inherent in the investment portfolio for which reserving is appropriate. In addition to establishing loss estimates for known troubled investments, this estimate involves consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. This overall allowance for possible losses is measured and reported as a percentage of total reservable assets. Reservable assets in accordance with generally accepted accounting principles (GAAP) include loans, direct finance leases, leveraged leases and receivables.

     The following summarizes changes in GATX's consolidated allowance for possible losses (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Balance at the beginning of the year........................  $ 45.6   $ 66.7
(Reversal) provision for possible losses....................   (13.7)     4.7
Charges to allowance........................................   (13.7)   (26.7)
Recoveries and other........................................     3.9       .9
                                                              ------   ------
Balance at end of the year..................................  $ 22.1   $ 45.6
                                                              ======   ======

     The following table presents the allowance for possible losses by segment (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Rail........................................................  $ 4.1   $ 6.6
Air.........................................................    1.1     1.7
Specialty...................................................   13.5    26.2
Other.......................................................    3.4    11.1
                                                              -----   -----
                                                              $22.1   $45.6
                                                              =====   =====

     There were no material changes in estimation methods and assumptions for the allowance that took place during 2004. The allowance for possible losses is reviewed regularly for adequacy by considering changes in economic conditions and credit quality indicators. GATX believes that the allowance is adequate to cover losses inherent in the reservable portfolio as of December 31, 2004. The allowance is based on judgments and estimates, which could change in the future, causing a corresponding change in the recorded allowance.

     The allowance for possible losses of $22.1 million decreased $23.5 million from 2003 and represented 4.9% of reservable assets, compared to 8.1% in the prior year. The allowance for possible losses as a percentage of reservable assets in 2004 reflects the general improvement in the credit quality of GATX's portfolio as well as the better-than-expected performance and run-off of venture finance assets, which were reserved at a relatively higher rate than the rest of the portfolio. Net charge-offs, which is calculated as charge-offs less recoveries (excluding other), totaled $11.2 million for the year, an improvement of $11.8 million from 2003. The 2004 charge-offs were primarily related to Rail of $3.2 million and Specialty of $4.6 million, as well as a fully reserved corporate charge-off of $5.0 million.

NON-PERFORMING INVESTMENTS

     Finance leases and loans that are 90 days or more past due, or where reasonable doubt exists as to timely collection of payments related thereto, are generally classified as non-performing. Non-performing assets also include the full net book value of operating lease assets deemed non-performing which are subject to the impairment rules of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as they are not considered reservable assets. The allowance for possible losses, discussed above, relates only to rent and other receivables, finance leases and loans. Non-performing investments do not include operating lease assets that are off lease or held for sale, investments within joint ventures or off-balance sheet assets. Finance lease or interest income accrued but not collected is reversed when a lease or loan is classified as non-performing. Payments received on non-performing finance leases and loans for which the ultimate collectability of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     The following summarizes non-performing assets by segment (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Rail........................................................  $21.9   $ 1.4
Air.........................................................     --    22.5
Specialty...................................................   35.3    52.2
                                                              -----   -----
                                                              $57.2   $76.1
                                                              =====   =====

     Non-performing investments at December 31, 2004 were $57.2 million; $18.9 million lower than the prior year amount of $76.1 million. The decrease in non-performing leases and loans was driven by improvement in the Air and Specialty portfolios. The Rail increase was primarily due to operating lease assets with a net book value of $15.1 million on lease to a bankrupt customer, for which restructured lease terms are currently being negotiated.

OPERATING LEASE ASSETS, FACILITIES AND OTHER

     Net operating lease assets and facilities increased $558.3 million from 2003 primarily due to Rail and Air investments. During 2004, Rail and Air net operating lease assets and facilities increased $379.1 million and $179.4 million, respectively. In 2004, Rail acquired 6,200 railcars and 1,000 railcars in North America and Europe, respectively which includes new car purchases and secondary market acquisitions. Air made final delivery payments on three new aircraft and acquired four used aircraft during 2004.

PROGRESS PAYMENTS

     GATX classifies amounts deposited toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments. Progress payments made for aircraft owned by joint ventures in which GATX participates are classified as investments in affiliated companies.

     Progress payments were $20.0 million at year end compared to $53.6 million in the prior year. The decrease is due to the reclassification of progress payments to operating lease assets for three aircraft delivered in 2004.

INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies decreased $129.0 million in 2004 due to affiliate cash distributions exceeding affiliate income and the acquisition and consolidation of a joint venture. GATX invested $7.8 million in joint ventures in 2004, compared to $99.6 million in 2003. Share of affiliates' earnings were $65.2 million and $66.8 million in 2004 and 2003, respectively. Distributions from affiliates increased $.4 million to $146.2 million in 2004 from $145.8 million in 2003. In December 2004, GATX Rail acquired the remaining 50% interest in Locomotive Leasing Partners, LLC (LLP), resulting in 100% ownership of the fleet of 486 locomotives. As a result, LLP's operations are consolidated with GATX and it is no longer reported as an investment in affiliated companies.

     The following table shows GATX's investment in affiliated companies by segment (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Rail........................................................  $102.5   $140.9
Air.........................................................   473.8    484.9
Specialty...................................................   142.3    221.8
                                                              ------   ------
                                                              $718.6   $847.6
                                                              ======   ======

     See Note 7 for additional information about investments in affiliated companies.

RECOVERABLE INCOME TAXES

     Recoverable income taxes decreased by $53.8 million from the prior year due to receipt of applicable income tax refunds.

GOODWILL

     Goodwill was $93.9 million, an increase of $6.7 million from the prior year. The increase was due to foreign currency exchange effects. The Company's changes in carrying value of goodwill are further discussed in Note 8 to the Company's consolidated financial statements.

OTHER INVESTMENTS

     Other investments were $79.0 million, a decrease of $22.6 million from the prior year. At the end of 2004, investments of $9.0 million and $24.0 million were classified as available-for-sale and held-to-maturity, respectively. Refer to Note 9 of the Company's consolidated financial statements for further information regarding the Company's investments in securities.

OTHER ASSETS

     Other assets are primarily comprised of the fair value of derivatives, prepaid pension and other prepaid items and miscellaneous receivables. The decrease of $7.3 million from the prior year includes a decrease in the fair value of derivatives of $30.1 million offset with an increase in prepaid pension of $8.2 million and other prepaid items and receivables.

LIABILITIES

     Total liabilities of continuing operations decreased to $4.5 billion in 2004 from $4.8 billion in 2003. In addition to the $4.5 billion of liabilities recorded on the balance sheet, GATX has approximately $1.2 billion of off-balance sheet debt related to assets that are financed with operating leases. The $1.2 billion of off-balance sheet debt represents the present value of GATX's committed future operating lease payments at a 10% discount rate.

DEBT

     Total debt decreased $361.4 million from 2003 primarily due to debt repayments of unsecured notes and bank loans, as well as decreased capital lease obligations. Debt repayments were partially offset by increases in commercial paper and bank credit facilities as well as secured financing supported by the European Export Credit Agencies (ECAs) for aircraft deliveries. 2004 repayments of debt totaled $500.5 million. GATX, through its principal subsidiary GATX Financial Corporation (GFC), issued $141.8 million in debt in 2004.

     The following table summarizes the debt of GATX and its subsidiaries by major component, including off-balance sheet debt, as of December 31, 2004 (in millions):

                                                         SECURED    UNSECURED    TOTAL
                                                         --------   ---------   --------
Commercial Paper and Bank Credit Facilities............  $     --   $   72.1    $   72.1
Unsecured notes........................................        --    1,374.1     1,374.1
Bank loans.............................................      89.8      214.6       304.4
Convertible notes......................................        --      300.0       300.0
ECA and Ex-Im debt.....................................     829.7         --       829.7
Nonrecourse debt.......................................      93.5         --        93.5
Other recourse on balance sheet debt...................       3.5       75.4        78.9
Capital lease obligations..............................      79.4         --        79.4
                                                         --------   --------    --------
Balance sheet debt.....................................   1,095.9    2,036.2     3,132.1
Recourse off-balance sheet debt........................     937.3         --       937.3
Nonrecourse off-balance sheet debt.....................     311.4         --       311.4
                                                         --------   --------    --------
                                                         $2,344.6   $2,036.2    $4,380.8
                                                         ========   ========    ========

DEFERRED INCOME TAXES

     Deferred income taxes increased $49.3 million to $721.0 million in 2004 compared to $671.7 million in 2003. The increase was due to accelerated tax depreciation (including bonus depreciation on new equipment) which more than offset taxable income from operations and the taxable income on the sale of Technology and the Staten Island property.

SHAREHOLDERS' EQUITY

     Shareholders' equity increased $192.0 million from 2003 including net income of $169.6 million; issuance of common stock of $5.8 million and changes in accumulated other comprehensive income of $56.0 million, offset by dividends paid of $39.4 million. The change in accumulated other comprehensive income was driven by foreign currency translation gains of $55.5 million due to the weakening of the U.S. dollar against the Canadian dollar, Euro and Zloty.

CASH FLOW DISCUSSION

     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions.

NET CASH PROVIDED BY CONTINUING OPERATIONS

     Net cash provided by continuing operations of $301.5 million increased $34.1 million compared to 2003. Cash flow benefited from higher insurance proceeds related to the Airlog matter, partially offset by lower income tax refunds. Comparison between periods is also affected by other changes in working capital. All cash received from asset dispositions (excluding the proceeds from the sale of the Technology segment, which is reported as discontinued operations), including gain and return of principal, is included in investing activities as portfolio proceeds or other asset sales.

PORTFOLIO INVESTMENTS AND CAPITAL ADDITIONS

     Portfolio investments and capital additions of $760.0 million increased $131.4 million from 2003.

     The following table presents portfolio investments and capital additions by segment (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Rail........................................................  $489.9   $249.6
Air.........................................................   225.2    227.9
Specialty...................................................    22.7    130.9
Other.......................................................    22.2     20.2
                                                              ------   ------
                                                              $760.0   $628.6
                                                              ======   ======

     Rail invested $489.9 million in 2004, an increase of $240.3 million from the prior year. The increase was primarily attributable to new railcar purchases, fleet acquisition activity and the purchase of the remaining 50% interest in Locomotive Leasing Partners, LLC. Portfolio investments and capital additions at Air of $225.2 million were comparable to the prior year. Investments at Specialty were significantly lower in 2004 as a result of curtailment in specialty investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

PORTFOLIO PROCEEDS

     Portfolio proceeds of $355.5 million decreased $185.1 million from 2003. The decrease was primarily due to a decrease in loan payments received, lower proceeds from disposal of lease equipment and cash distributions from joint venture investments partially offset by an increase in finance lease payments received and proceeds from sales of securities.

PROCEEDS FROM OTHER ASSET SALES

     Proceeds from other asset sales of $130.3 million in 2004 primarily relate to $98.8 million proceeds received from the sale of Staten Island property in addition to proceeds from railcar scrappings.

NET CASH USED IN FINANCING ACTIVITIES FOR CONTINUING OPERATIONS

     Net cash used in financing activities of continuing operations was $375.9 million in 2004 compared to $260.3 million in 2003. Net proceeds from issuance of long-term debt were $127.8 million in 2004. Significant financings in 2004 included $107.8 million of aircraft financing guaranteed by the European Export Credit Agencies. Repayments of debt included an $80.0 million prepayment of a portion of a term loan which was originally due in 2006.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     GATX funds investments and meets its obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper issuance, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international bank and capital markets. GATX believes its current liquidity remains strong due to its cash position, available and committed credit lines and more cost effective access to the capital markets relative to recent years.

CREDIT FACILITIES

     On May 18 2004, GATX's wholly owned subsidiary GATX Financial Corporation
(GFC), entered into a credit agreement for $545.0 million comprised of a $445.0 three-year senior unsecured revolving credit facility maturing in May 2007, and a $100.0 million five-year senior unsecured term loan, with a delayed draw feature effective for one year, maturing in May 2009. The new agreement replaces the three separate revolving credit facilities previously in place at GFC. At December 31, 2004, availability under the credit facility was $362.9 million with $27.1 million of letters of credit issued and backed by the facility, $30.0 million drawn on the facility and $25.0 million of commercial paper issued. All $100.0 million of the unsecured term loan was available.

RESTRICTIVE COVENANTS

     The revolving credit facility and unsecured term loan contain various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, both contain certain negative pledge provisions, including an asset coverage test, and a limitation on liens condition for borrowings on the facility and the term loan.

     As defined in the credit facility and term loan, the net worth of GFC at December 31, 2004 was $1.8 billion, which was in excess of the minimum net worth requirement of $1.1 billion. Additionally, the ratio of earnings to fixed charges as defined in the credit facility and term loan was 2.6x for the period ended December 31, 2004, in excess of the minimum covenant ratio of 1.3x. At December 31, 2004, GFC was in compliance with the covenants and conditions of the credit facility.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $717.1 million of additional indebtedness as of December 31, 2004 based on the most restrictive limitation on liens provision. At December 31, 2004, GFC was in compliance with the covenants and conditions of the indentures.

     The covenants in the credit facilities and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2004, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $843.1 million, implying that $545.9 million of subsidiary net assets were restricted. Restricted assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     In addition to the credit facility and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. Some bank financings include coverage and net worth financial covenants as well as negative pledges. One financing contains a leverage covenant, while another financing contains leverage and cash flow covenants that are specific to a subsidiary.

     GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

DEBT FINANCING

     Secured financings are comprised of the sale-leaseback of railcars, loans secured by railcars and aircraft, and a commercial paper conduit securitization facility. The railcar sale-leasebacks qualify as operating leases and the assets or liabilities associated with this equipment are not recorded on the balance sheet. In December 2004, the commercial paper conduit securitization facility was renewed as a $50.0 million facility.

     In June 2004, GFC completed a debt exchange transaction for portions of three series of notes due in 2006 ("Old Notes") for a new series of 6.273% Notes due in 2011 ("New Notes"). The Old Notes are comprised of the 6 3/4% Notes due March 1, 2006, the 7 3/4% Notes due December 1, 2006, and the 6 7/8% Notes due December 15, 2006. A total of $165.3 million of Old Notes were tendered in the transaction. As part of the exchange, a premium to par value of $13.5 million was paid to noteholders that participated in the transaction. The premium included an amount reflecting the current market value of the notes above par at the date of exchange plus an inducement fee for entering into the exchange.

     During 2004, all of GATX's debt issuance was at GFC. GFC issued a total of $141.8 million and repaid $500.5 million of long-term debt. Significant financings in 2004 included $107.8 million of aircraft financing guaranteed by the European Export Credit Agencies. As of December 31, 2004, $166.5 million of senior unsecured notes had been issued against the shelf registration of $1.0 billion. GFC also has debt in the form of commercial paper and bank revolver drawings. These sources of cash are typically used to fund daily operations, and accumulate until they are paid down using cash flow or proceeds of long-term debt issuance.

CREDIT RATINGS

     The availability of GATX's funding options may be adversely affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). On December 21, 2004, S&P affirmed the credit rating on GFC's long-term unsecured debt at BBB-, and revised the rating outlook to positive from stable. On May 10, 2004, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3, and revised the rating outlook to stable from negative. GFC's existing commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) restricts GFC's access to the commercial paper market. However, subsequent to December 31, 2004, GFC has had over $100 million of commercial paper outstanding at times.

     One of the factors that the rating agencies monitor in reviewing GFC's credit rating is its use of secured debt. In particular, S&P monitors the ratio of GFC's secured assets as a percentage of total assets. Over the last four years, this ratio has increased substantially as GFC has financed 27 new aircraft deliveries with secured debt supported by the European Export Credit Agencies and the U.S. Export-Import Bank. GATX currently believes that its secured asset ratio can be maintained at levels acceptable to the rating agencies. However, if GFC became unable to access unsecured financing in the future, it may have to rely on secured financing and could suffer a credit rating downgrade if the resulting increase in its secured asset ratio became unacceptable to one or both rating agencies.

2005 LIQUIDITY POSITION

     GFC expects that it will be able to meet its contractual obligations for 2005 through a combination of projected cash flow from operations, portfolio proceeds, committed unsecured term loan, and its revolving credit facilities.

CONTRACTUAL COMMITMENTS

     At December 31, 2004, GATX's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                                       PAYMENTS DUE BY PERIOD
                                 ------------------------------------------------------------------
                                  TOTAL      2005     2006     2007     2008     2009    THEREAFTER
                                 --------   ------   ------   ------   ------   ------   ----------
Debt...........................  $2,956.2   $367.3   $581.3   $346.6   $401.9   $464.8    $  794.3
Commercial Paper and Credit
  Facilities...................      72.1     72.1
Capital lease Obligations......     112.3     16.1     14.2     13.7     11.6     11.4        45.3
Operating leases -- recourse...   1,591.2    152.8    144.9    134.1    136.2    132.7       890.5
Operating
  leases -- nonrecourse........     600.3     42.3     40.0     38.8     38.9     41.1       399.2
Unconditional purchase
  Obligations..................     522.3    208.6    189.0    110.1     14.6       --          --
Other..........................      23.9     23.9       --       --       --       --          --
                                 --------   ------   ------   ------   ------   ------    --------
                                 $5,878.3   $883.1   $969.4   $643.3   $603.2   $650.0    $2,129.3
                                 ========   ======   ======   ======   ======   ======    ========

     The carrying value of recourse and nonrecourse debt (debt) is adjusted for fair value hedges. As of December 31, 2004, debt of $2,956.2 million excludes a fair value adjustment of $24.4 million. The adjustment for qualifying fair value hedges is excluded from the above table as such amount does not represent a contractual commitment with a fixed amount or maturity date. Other represents GATX's obligation under the terms of the DEC acquisition agreement to cause DEC to make qualified investments of $23.9 million by December 31, 2005. To the extent there are no satisfactory investment opportunities during 2005, DEC may invest in long-term securities for purposes of future investment.

UNCONDITIONAL PURCHASE OBLIGATIONS

     At December 31, 2004, GATX's unconditional purchase obligations of $522.3 million consisted primarily of commitments to purchase railcars and scheduled aircraft acquisitions. GATX had commitments of $327.8 million related to the committed railcar purchase program entered into in 2002. GATX also had commitments of $74.1 million for orders on two new aircraft to be delivered in 2006. Additional unconditional purchase obligations include $115.1 million of other rail related commitments.

     At December 31, 2004, GATX's unconditional purchase obligations by segment were (in millions):

                                               PAYMENTS DUE BY PERIOD
                           ---------------------------------------------------------------
                           TOTAL     2005     2006     2007    2008     2009    THEREAFTER
                           ------   ------   ------   ------   -----   ------   ----------
Rail.....................  $442.9   $198.3   $120.4   $109.6   $14.6   $   --   $       --
Air......................    74.1      5.9     68.2       --      --       --           --
Specialty................     5.3      4.4       .4      0.5      --       --           --
                           ------   ------   ------   ------   -----   ------   ----------
                           $522.3   $208.6   $189.0   $110.1   $14.6   $   --   $       --
                           ======   ======   ======   ======   =====   ======   ==========

GUARANTEES

     In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which could require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

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

     Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 55% of the Company's asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2004, GATX does not expect any material losses to result from these off-balance sheet instruments because performance is not anticipated to be required.

     GATX's commercial commitments at December 31, 2004 were (in millions):

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   ------------------------------------------------------------
                                   TOTAL    2005     2006    2007    2008    2009    THEREAFTER
                                   ------   -----   ------   -----   -----   -----   ----------
Affiliate debt
  guarantees -- recourse to
  GATX...........................  $ 12.4   $  --   $   --   $  .5   $  --   $  --     $ 11.9
Asset residual value
  guarantees.....................   437.6    27.1    159.1    19.8    32.8    33.5      165.3
Lease and loan payment
  guarantees.....................    57.0     7.4      3.0     3.0     3.1     2.2       38.3
Guarantees.......................   507.0    34.5    162.1    23.3    35.9    35.7      215.5
Standby letters of credit and
  bonds..........................    28.9    28.9       --      --      --      --         --
                                   ------   -----   ------   -----   -----   -----     ------
                                   $535.9   $63.4   $162.1   $23.3   $35.9   $35.7     $215.5
                                   ======   =====   ======   =====   =====   =====     ======

PENSION CONTRIBUTIONS

     In 2004, GATX contributed $13.7 million to its funded and unfunded pension plans. In 2005, the Company expects to make payments of approximately $2.8 million with respect to its pension plans. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company considers the following as critical accounting policies:

     - Operating lease assets and facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases. Certain operating lease assets and facilities are depreciated using the straight-line method to an estimated residual value. Railcars, locomotives, aircraft, marine vessels, buildings and leasehold improvements are depreciated over the estimated useful lives of the assets. The Company periodically reviews the appropriateness of depreciable lives and residual values based on physical and economic factors, as well as existing market conditions.

     - Impairment of long-lived assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. In addition, the Company periodically reviews the residual values used in the accounting for finance leases. When conditions indicate the residual value has declined, the Company recognizes the accounting impact in that period.

     - Allowance for possible losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GATX's estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of investments by considering several factors, including customer payment history and financial position. The allowance for possible losses is regularly reviewed for adequacy considering changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2004. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     - Investments in affiliated companies -- Investments in affiliated companies represent investments in domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as commercial aircraft leasing, rail equipment leasing, and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method when GATX does not have effective or voting control of these legal entities and is not the primary beneficiary of the venture's activities. The investments in affiliated companies are initially recorded at cost and are subsequently adjusted for GATX's share of the affiliate's undistributed earnings. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment.

     - Pension and Post-retirement Benefits Assumptions -- GATX's pension and post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. GATX evaluates these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.

      The discount rate is used to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. See Note 15 to the consolidated financial statements for additional information regarding these assumptions.

     - Income Taxes -- GATX evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, including net operating loss carryforward benefits, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

      Taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. If in the future, these earnings are repatriated to the U.S., or if the Company expects such earnings will be remitted in the foreseeable future, provision for additional taxes would be required.

      The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. It is anticipated that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

      GATX's operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities could require several years to resolve. Accruals for tax contingencies require management to make estimates and assessments with respect to the ultimate outcome of tax audit issues.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's business.

NON-GAAP FINANCIAL MEASURES

     Non-GAAP financial measures disclosed in this report are meant to provide additional information and insight to historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing the Company's underlying financial performance from period to period, evaluate the financial performance of its operating segments, and establish criteria for compensation decisions. The Company presented return on assets, including off-balance sheet assets, because it believes that incorporating off-balance sheet assets, primarily rail cars financed with operating leases, results in a more accurate measure of the return GATX receives on assets in which it has an ownership-like interest. The SG&A efficiency ratio as presented, which includes SG&A expenses before the capitalization of initial direct costs, is a more accurate measurement of actual SG&A incurred for the year as it relates to underlying owned and managed assets. Utilizing the total owned and managed asset base is more reflective of the support services and administrative activities performed for both GATX and its customers. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

     - Initial Direct Costs -- SG&A expenses incurred by GATX to originate new loans and leases. Identified initial direct costs are deferred and amortized over the term of the lease or loan.

     - Managed Assets -- Assets that GATX manages, but that are not included in assets on balance sheet or off-balance sheet assets. An asset is considered managed if GATX performs the same activities relative to the asset as performed for similar owned assets. The managed assets include the assets wholly-owned by third-parties and assets owned by joint ventures in which GATX is both an investor and manager. In these cases, managed assets are shown net of GATX's investment in the joint venture, to the extent the investment is already included in on balance sheet or off-balance sheet assets.

     - Non-GAAP Financial Measures -- Numerical measure of a company's historical performance, financial position or liquidity that is different from that presented in the financial statements as calculated in accordance with generally accepted accounting principles.

     - Off-Balance Sheet Assets -- Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off-balance sheet asset amount by calculating the present value of committed future operating lease payments using a 10% discount rate.

     - On Balance Sheet Assets -- Total assets as reported on the balance sheet excluding assets of discontinued operations.

     - Return on Assets -- Income from continuing operations before cumulative effect of accounting change divided by average total on and off-balance sheet assets.

     - Return on Equity -- Income from continuing operations before cumulative effect of accounting change divided by average total shareholders' equity.

     - SG&A -- Selling, general and administrative expenses.

     - SG&A Efficiency Ratio -- SG&A before capitalized initial direct costs divided by average total owned and managed assets.

     - Total Owned and Managed Assets -- The sum of on and off-balance sheet assets and managed assets.

     Selected non-GAAP disclosures are presented and reconciled in the table below (in millions):

ASSETS

                                               2004       2003       2002        2001
                                             --------   --------   ---------   ---------
ON BALANCE SHEET ASSETS
Rail.......................................  $2,721.2   $2,401.6   $ 2,385.3   $ 2,280.9
Air........................................   2,086.4    1,977.0     1,885.6     1,335.6
Specialty..................................     477.4      707.6     1,088.0     1,288.5
Other......................................     316.5      434.3       427.0       303.5
                                             --------   --------   ---------   ---------
  Consolidated.............................  $5,601.5   $5,520.5   $ 5,785.9   $ 5,208.5
OFF-BALANCE SHEET ASSETS
Rail.......................................  $1,175.8   $1,205.8   $ 1,230.9   $ 1,285.2
Air........................................      29.1       29.0        55.1        52.1
Specialty..................................      12.5       13.7        14.9        20.5
Other......................................      31.3       34.7        61.6         9.2
                                             --------   --------   ---------   ---------
  Consolidated.............................  $1,248.7   $1,283.2   $ 1,362.5   $ 1,367.0
TOTAL OFF AND ON BALANCE SHEET ASSETS(1)
Rail.......................................  $3,897.0   $3,607.4   $ 3,616.2   $ 3,566.1
Air........................................   2,115.5    2,006.0     1,940.7     1,387.7
Specialty..................................     489.9      721.3     1,102.9     1,309.0
Other......................................     347.8      469.0       488.6       312.7
                                             --------   --------   ---------   ---------
  Consolidated.............................  $6,850.2   $6,803.7   $ 7,148.4   $ 6,575.5
MANAGED ASSETS
Rail.......................................  $   37.7   $  100.8   $   111.5   $   121.2
Air........................................   1,977.7    2,045.4     2,275.3     2,423.1
Specialty..................................     728.7      882.2       960.4     1,181.1
                                             --------   --------   ---------   ---------
  Consolidated.............................  $2,744.1   $3,028.4   $ 3,347.2   $ 3,725.4

                                               2004       2003       2002        2001
                                             --------   --------   ---------   ---------
TOTAL OWNED AND MANAGED ASSETS(2)
Rail.......................................  $3,934.7   $3,708.2   $ 3,727.7   $ 3,687.3
Air........................................   4,093.2    4,051.4     4,216.0     3,810.8
Specialty..................................   1,218.6    1,603.5     2,063.3     2,490.1
Other......................................     347.8      469.0       488.6       312.7
                                             --------   --------   ---------   ---------
  Consolidated.............................  $9,594.3   $9,832.1   $10,495.6   $10,300.9

SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS(3)

                                                              2004     2003     2002
                                                             ------   ------   ------
SG&A
Rail.......................................................  $ 70.7   $ 69.0   $ 59.2
Air........................................................    21.5     18.1     13.3
Specialty..................................................     8.7     17.3     27.4
Other......................................................    62.4     59.2     61.1
                                                             ------   ------   ------
  Consolidated.............................................  $163.3   $163.6   $161.0
INITIAL DIRECT COSTS
Air........................................................  $  3.1   $  2.9   $  7.7
Specialty..................................................      .2       .4      1.6
                                                             ------   ------   ------
  Consolidated.............................................  $  3.3   $  3.3   $  9.3

SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS

Rail.......................................................  $ 70.7   $ 69.0   $ 59.2
Air........................................................    24.6     21.0     21.0
Specialty..................................................     8.9     17.7     29.0
Other......................................................    62.4     59.2     61.1
                                                             ------   ------   ------
  Consolidated.............................................  $166.6   $166.9   $170.3
                                                             ======   ======   ======

---------------

(1) Total on and off-balance sheet assets are used in the calculation of return on assets which is income from continuing operations before cumulative effect of accounting change divided by average total on and off-balance sheet assets.

(2) Total owned and managed assets are used in the calculation of the SG&A efficiency ratio which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.

(3) SG&A before capitalized initial direct costs is used in the calculation of the SG&A efficiency ratio which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, GATX is exposed to interest rate, foreign currency exchange rate, and equity price risks that could impact results of operations. To manage these risks, GATX, pursuant to authorized policies, may enter into certain derivative transactions, principally interest rate swaps, Treasury note derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only to manage existing underlying exposures. GATX does not hold or issue derivative financial instruments for speculative purposes.

     Interest Rate Exposure -- GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments. Based on GATX's variable rate debt instruments at December 31, 2004 and giving affect to related derivatives, if market rates were to increase hypothetically by 100 basis points, after-tax interest expense would increase by approximately $11.9 million in 2005.

     Functional Currency/Reporting Currency Exchange Rate Exposure -- GATX conducts operations in foreign countries, principally Europe and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies would affect GATX's reported earnings. Based on 2004 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2005 by approximately $3.1 million.

     The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets.

     Equity Price Exposure -- GATX also has equity price risk inherent in stock and warrants of companies in which it has investments. At December 31, 2004, the fair value of the stock and warrants was $4.7 million and $3.1 million, respectively. The hypothetical change in value from a 10% sensitivity test would not be material to GATX operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GATX Corporation

     We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

     As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for the effects of contingently convertible instruments on diluted earnings per share, and in 2002 changed its method for accounting for goodwill.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GATX Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 4, 2005

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2004         2003         2002
                                                              ----------   ----------   ----------
                                                               IN MILLIONS, EXCEPT PER SHARE DATA
GROSS INCOME
Lease income................................................   $  790.3     $  762.2     $  741.8
Marine operating revenue....................................      111.8         85.0         79.7
Interest income.............................................       17.8         41.4         54.7
Asset remarketing income....................................       36.5         37.9         33.7
Gain on sale of securities..................................        4.1          7.3          3.9
Fees........................................................       20.9         18.0         16.5
Other.......................................................      184.8         81.8         53.8
                                                               --------     --------     --------
Revenues....................................................    1,166.2      1,033.6        984.1
Share of affiliates' earnings...............................       65.2         66.8         46.1
                                                               --------     --------     --------
TOTAL GROSS INCOME..........................................    1,231.4      1,100.4      1,030.2
OWNERSHIP COSTS
Depreciation................................................      194.6        188.0        163.2
Interest, net...............................................      162.4        175.4        183.9
Operating lease expense.....................................      173.6        176.0        179.5
                                                               --------     --------     --------
TOTAL OWNERSHIP COSTS.......................................      530.6        539.4        526.6
OTHER COSTS AND EXPENSES
Maintenance expense.........................................      189.2        166.0        151.7
Marine operating expenses...................................       87.7         68.9         60.7
Other operating expenses....................................       41.5         43.4         41.1
Selling, general and administrative.........................      163.3        163.6        161.0
(Reversal) provision for possible losses....................      (13.7)         4.7          7.8
Asset impairment charges....................................        3.4         32.4         29.2
Reduction in workforce charges..............................         --           --         16.9
Fair value adjustments for derivatives......................        2.7          4.1          3.5
                                                               --------     --------     --------
TOTAL OTHER COSTS AND EXPENSES..............................      474.1        483.1        471.9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................      226.7         77.9         31.7
INCOME TAXES................................................       68.2         16.2          7.4
                                                               --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................      158.5         61.7         24.3
DISCONTINUED OPERATIONS
Operating results, net of taxes.............................       18.3         15.2          4.7
(Loss) gain on sale of segment, net of taxes................       (7.2)          --          6.2
                                                               --------     --------     --------
TOTAL DISCONTINUED OPERATIONS...............................       11.1         15.2         10.9
                                                               --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      169.6         76.9         35.2
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................         --           --        (34.9)
                                                               --------     --------     --------
NET INCOME..................................................   $  169.6     $   76.9     $    0.3
                                                               ========     ========     ========

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2004         2003         2002
                                                              ----------   ----------   ----------
                                                               IN MILLIONS, EXCEPT PER SHARE DATA
PER SHARE DATA
Basic:
  Income from continuing operations before cumulative effect
     of accounting change...................................   $   3.21     $   1.26     $    .50
  Income from discontinued operations.......................        .23          .31          .22
                                                               --------     --------     --------
  Income before cumulative effect of accounting change......       3.44         1.57          .72
  Cumulative effect of accounting change....................         --           --         (.72)
                                                               --------     --------     --------
  Total.....................................................   $   3.44     $   1.57     $     --
                                                               ========     ========     ========
  Average number of common shares (in thousands)............     49,348       49,107       48,889
Diluted:(a)
  Income from continuing operations before cumulative effect
     of accounting change...................................   $   2.86     $   1.24     $    .50
  Income from discontinued operations.......................        .18          .29          .22
                                                               --------     --------     --------
  Income before cumulative effect of accounting change......                    3.04         1.53
  Cumulative effect of accounting change....................         --           --         (.72)
                                                               --------     --------     --------
  Total.....................................................   $   3.04     $   1.53     $     --
                                                               ========     ========     ========
  Average number of common shares and common share
     equivalents (in thousands).............................     60,002       51,203       49,062
                                                               --------     --------     --------
Dividends declared per common share.........................   $    .80     $   1.28     $   1.28
                                                               --------     --------     --------

---------------

(a) Diluted earnings per share for the year ended December 31, 2003 has been restated to reflect the impact of EITF 04-8. See Note 2 to the consolidated financial statements for more information.

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $    63.4   $   211.5
RESTRICTED CASH.............................................       60.0        60.9
RECEIVABLES
Rent and other receivables..................................       77.0        91.6
Finance leases..............................................      285.9       289.2
Loans.......................................................       89.2       183.5
Less: allowance for possible losses.........................      (22.1)      (45.6)
                                                              ---------   ---------
                                                                  430.0       518.7
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail........................................................    3,847.9     3,374.6
Air.........................................................    1,704.1     1,501.0
Specialty...................................................       65.4        71.4
Other.......................................................      212.3       231.8
Less: allowance for depreciation............................   (1,924.1)   (1,831.5)
                                                              ---------   ---------
                                                                3,905.6     3,347.3
Progress payments for aircraft and other equipment..........       20.0        53.6
                                                              ---------   ---------
                                                                3,925.6     3,400.9
INVESTMENTS IN AFFILIATED COMPANIES.........................      718.6       847.6
RECOVERABLE INCOME TAXES....................................         --        53.8
GOODWILL....................................................       93.9        87.2
OTHER INVESTMENTS...........................................       79.0       101.6
OTHER ASSETS................................................      231.0       238.3
ASSETS OF DISCONTINUED OPERATIONS...........................       11.4       560.1
                                                              ---------   ---------
                                                              $ 5,612.9   $ 6,080.6
                                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   378.2   $   354.8
DEBT
Commercial paper and bank credit facilities.................       72.1        15.9
Recourse....................................................    2,887.1     3,255.9
Nonrecourse.................................................       93.5        99.3
Capital lease obligations...................................       79.4       122.4
                                                              ---------   ---------
                                                                3,132.1     3,493.5
DEFERRED INCOME TAXES.......................................      721.0       671.7
OTHER LIABILITIES...........................................      300.7       325.4
LIABILITIES OF DISCONTINUED OPERATIONS......................         --       346.3
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    4,532.0     5,191.7
SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares
  authorized, 21,468 and 21,824 shares of Series A and B
  Cumulative Convertible Preferred Stock issued and
  outstanding as of December 31, 2004 and 2003,
  respectively, aggregate liquidation preference of $1.3
  million)..................................................          *           *
Common stock (.625 par value, 120,000,000 authorized,
  57,477,201 and 57,204,550 shares issued and 49,530,370 and
  49,246,388 shares outstanding as of December 31, 2004 and
  2003, respectively).......................................       35.9        35.7
Additional capital..........................................      401.7       396.2
Reinvested earnings.........................................      750.3       620.1
Accumulated other comprehensive income (loss)...............       21.6       (34.4)
                                                              ---------   ---------
                                                                1,209.5     1,017.6
Treasury shares, at cost (7,946,831 and 7,958,162 shares at
  December 31, 2004 and 2003, respectively).................     (128.6)     (128.7)
                                                              ---------   ---------
TOTAL SHAREHOLDERS' EQUITY..................................    1,080.9       888.9
                                                              ---------   ---------
                                                              $ 5,612.9   $ 6,080.6
                                                              =========   =========

---------------

* Less than $.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2004      2003       2002
                                                              -------   -------   ---------
                                                                       IN MILLIONS
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 169.6   $  76.9   $      .3
Less: Income from discontinued operations...................     11.1      15.2        10.9
                                                              -------   -------   ---------
Income (loss) from continuing operations....................    158.5      61.7       (10.6)
Adjustments to reconcile income (loss) from continuing
  operations
  to net cash provided by operating activities of continuing operations:
    Realized gains on remarketing of leased equipment.......    (26.1)    (31.2)      (19.8)
    Gain on sale of securities..............................     (4.1)     (7.3)       (3.9)
    Gain on sale of other assets............................    (81.8)     (3.7)       (4.9)
    Depreciation............................................    207.8     202.6       179.0
    (Reversal) provision for possible losses................    (13.7)      4.7         7.8
    Asset impairment charges................................      3.4      32.4        29.2
    Deferred income taxes...................................     39.8      (6.9)      114.4
    Share of affiliates' earnings, net of dividends.........    (32.4)    (47.4)      (11.2)
    Cumulative effect of accounting change..................       --        --        34.9
    Decrease (increase) in recoverable income taxes.........     63.8     107.2       (68.1)
    Increase in prepaid pension.............................    (12.9)    (11.9)      (44.9)
    (Decrease) increase in reduction in workforce accrual...     (2.5)    (15.0)       10.3
    Other, including working capital........................      1.7     (17.8)       (3.6)
                                                              -------   -------   ---------
    Net cash provided by operating activities of continuing
     operations.............................................    301.5     267.4       208.6
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases, operating lease assets and
  facilities................................................   (705.1)   (397.0)     (640.9)
Loans extended..............................................    (14.2)    (49.5)     (128.7)
Investments in affiliated companies.........................     (7.8)    (99.6)      (91.8)
Progress payments...........................................     (2.4)    (32.2)     (104.2)
Investments in debt securities..............................    (24.0)    (23.7)         --
Other investments...........................................     (6.5)    (26.6)      (52.4)
                                                              -------   -------   ---------
Portfolio investments and capital additions.................   (760.0)   (628.6)   (1,018.0)
Portfolio proceeds..........................................    355.5     540.6       588.6
Proceeds from other asset sales.............................    130.3      23.0        17.4
Net decrease (increase) in restricted cash..................       .9     (28.4)       (6.5)
Effect of exchange rate changes on restricted cash..........       --      17.7         9.9
                                                              -------   -------   ---------
    Net cash used in investing activities of continuing
     operations.............................................   (273.3)    (75.7)     (408.6)
FINANCING ACTIVITIES
Net proceeds from issuance of debt..........................    127.8     616.7     1,265.8
Repayment of debt...........................................   (500.5)   (796.0)     (842.6)
Net increase (decrease) in commercial paper and bank credit
  facilities................................................     57.8       (.7)     (274.4)
Net decrease in capital lease obligations...................    (27.4)    (21.3)      (22.1)
Issuance of common stock and other..........................      5.8       3.8         8.4
Cash dividends..............................................    (39.4)    (62.8)      (62.5)
                                                              -------   -------   ---------
    Net cash (used in) provided by financing activities of
     continuing operations..................................   (375.9)   (260.3)       72.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......      2.9       1.4        13.7
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET (SEE NOTE
  19).......................................................    196.7      47.6       121.9
                                                              -------   -------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  $(148.1)  $ (19.6)  $     8.2
                                                              =======   =======   =========

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    DECEMBER 31
                                        -------------------------------------------------------------------
                                          2004      2003      2002        2004         2003         2002
                                        DOLLARS    DOLLARS   DOLLARS     SHARES       SHARES       SHARES
                                        --------   -------   -------   ----------   ----------   ----------
                                                       IN MILLIONS, EXCEPT NUMBER OF SHARES
PREFERRED STOCK
Balance at beginning of period........  $      *   $     *   $     *       21,824       21,911       23,411
Conversion of preferred stock into
  common stock........................         *         *         *         (356)         (87)      (1,500)
                                        --------   -------   -------   ----------   ----------   ----------
Balance at end of period..............         *         *         *       21,468       21,824       21,911
COMMON STOCK
Balance at beginning of period........      35.7      35.6      35.4   57,204,550   57,016,920   56,735,385
Issuance of common stock..............        .2        .1        .2      270,871      187,195      274,035
Conversion of preferred stock into
  common stock........................         *         *         *        1,780          435        7,500
                                        --------   -------   -------   ----------   ----------   ----------
Balance at end of period..............      35.9      35.7      35.6   57,477,201   57,204,550   57,016,920
TREASURY STOCK
Balance at beginning of period........    (128.7)   (128.9)   (129.1)  (7,958,162)  (7,968,627)  (7,979,162)
Issuance of common stock..............        .1        .2        .2       11,331       10,465       10,535
                                        --------   -------   -------   ----------   ----------   ----------
Balance at end of period..............    (128.6)   (128.7)   (128.9)  (7,946,831)  (7,958,162)  (7,968,627)
ADDITIONAL CAPITAL
Balance at beginning of period........     396.2     392.7     384.7
Issuance of common stock..............       5.5       3.5       8.0
                                        --------   -------   -------
Balance at end of period..............     401.7     396.2     392.7
REINVESTED EARNINGS
Balance at beginning of period........     620.1     606.0     668.2
Net income............................     169.6      76.9        .3
Dividends paid........................     (39.4)    (62.8)    (62.5)
                                        --------   -------   -------
Balance at end of period..............     750.3     620.1     606.0
ACCUMULATED OTHER INCOME (LOSS)
Balance at beginning of period........     (34.4)   (104.8)    (74.1)
Foreign currency translation gain
  (loss)..............................      55.5      75.4      (5.3)
Unrealized gain (loss) on securities,
  net.................................       2.2        .3      (2.1)
Unrealized loss on derivative
  instruments.........................      (1.6)    (24.3)     (2.4)
Minimum pension liability
  adjustment..........................       (.1)     19.0     (20.9)
                                        --------   -------   -------
Balance at end of period..............      21.6     (34.4)   (104.8)
                                        --------   -------   -------
TOTAL SHAREHOLDERS' EQUITY............  $1,080.9   $ 888.9   $ 800.6
                                        ========   =======   =======

---------------

* Less than $.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $169.6   $ 76.9   $   .3
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)..................    55.5     75.4     (5.3)
  Unrealized gain (loss) on securities......................     2.2       .3     (2.1)
  Unrealized loss on derivative instruments.................    (1.6)   (24.3)    (2.4)
  Minimum pension liability adjustment......................     (.1)    19.0    (20.9)
                                                              ------   ------   ------
Other comprehensive income (loss)...........................    56.0     70.4    (30.7)
                                                              ------   ------   ------
COMPREHENSIVE INCOME (LOSS).................................  $225.6   $147.3   $(30.4)
                                                              ======   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar and locomotive leasing, aircraft operating leasing, and financing other large-ticket equipment. In addition, GATX owns and operates a fleet of self-loading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

     GATX also invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

     On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services (Technology) and its Canadian affiliate. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold prior to year end. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     See Note 25 for a full description of GATX's operating segments.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GATX and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with pre-tax operating results shown as share of affiliates' earnings. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method when GATX does not have effective or voting control of these legal entities and is not the primary beneficiary of the venture's activities. The consolidated financial statements reflect the Integrated Solutions Group (ISG) and Technology segments as discontinued operations for all periods presented.

     Cash Equivalents -- GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash -- Restricted cash of $60.0 million as of December 31, 2004 is comprised of cash and cash equivalents which are restricted as to withdrawal and usage. GATX's restricted cash primarily relates to amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation
(GFC).

     Loans -- GATX records loans at the principal amount outstanding plus accrued interest. A loan is placed on non-accrual status and interest income ceases to be recognized when collection of contractual loan payments is doubtful. Payments received for loans that have been placed on non-accrual status are recognized as return of principal. GATX resumes interest recognition on loans on non-accrual status after recovery of outstanding principal or an assessment by the Company that future payments are reasonably assured, if earlier.

     Operating Lease Assets and Facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital lease assets. Operating lease assets and facilities listed below are depreciated over their respective estimated useful life to an estimated residual value using the straight-line method. The estimated useful lives of depreciable new assets are as follows:

Railcars....................................................  30 - 38 years
Locomotives.................................................  27 - 28 years
Aircraft....................................................       25 years
Buildings...................................................  40 - 50 years
Leasehold improvements......................................   5 - 40 years
Marine vessels..............................................  40 - 50 years

     Progress Payments for Aircraft and Other Equipment -- GATX classifies amounts deposited toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments. Once GATX takes possession of the completed asset, amounts recorded as progress payments are reclassified to operating lease assets. Progress payments made for aircraft owned by joint ventures in which GATX participates are classified as investments in affiliated companies.

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

     Inventory -- GATX has inventory that consists of railcar and locomotive repair components, vessel spare parts and fuel related to its marine operations. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory and vessel fuel inventory are valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet and was $25.8 million and $25.6 million at December 31, 2004 and 2003, respectively.

     Goodwill -- Effective January 1, 2002, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill. Under these rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with SFAS 142. GATX completed its annual review of all recorded goodwill. Fair values were estimated using discounted cash flows.

     Impairment of Long-Lived Assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2004, asset impairment charges of $3.4 million include $.4 million of impairment charges at Air related to a commercial aircraft. Additional impairment charges include $1.6 million at Specialty, primarily related to the impairment of equity investments, $1.2 million at Rail due to container cars classified as held-for-sale, and other impairment charges of $.2 million that relate to marine operating assets. Asset impairment charges recognized by GATX joint ventures accounted for using the equity method of accounting result in a lower earnings from affiliates on GATX's income statement.

     Maintenance and Repair Costs -- Maintenance and repair costs are expensed as incurred. Costs incurred by GATX in connection with planned major maintenance activities such as rubber linings and conversions that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

     Allowance for Possible Losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GATX's estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of investments by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2004. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Income Taxes -- United States (U.S.) income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $246.4 million at December 31, 2004. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. It is anticipated that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

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

     SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. GATX records the fair value of all derivatives as either other assets, or other liabilities in the statement of financial position.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value of underlying exposure both at inception of the hedging relationship and on an ongoing basis. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2004, 2003 and 2002 no amounts were recognized in earnings for hedge ineffectiveness. Derivatives that are not designated as qualifying hedges are adjusted to fair value through earnings immediately. For the years ended December 31, 2004, 2003 and 2002, a loss of $2.6 million, a loss of $3.8 million and loss of $.8 million, respectively, were recognized in earnings for derivatives not qualifying as hedges.

     The 2004 carrying value of the ineffective derivatives (which equals the fair value) was $.2 million recorded in other assets and $4.2 million recorded in other liabilities. In 2003, the balances were $.5 million which was recorded in other assets and $1.9 million which was recorded in other liabilities.

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

Cash Flow Hedges
     For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive income (loss) in shareholders' equity and subsequently recognized in the income statement when the hedged forecasted transaction affects earnings. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive income (loss) and recognized in income when the original hedged transaction affects earnings.

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

     Residual Values -- GATX has investments in the residual values of its leasing portfolio. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GATX initially records these based on appraisals and estimates. Realization of the residual values is dependent on GATX's future ability to market the assets under existing market conditions. GATX reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GATX reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. For operating lease assets, GATX reviews the estimated salvage values of leased equipment at least annually, and declines in estimated residual values are recorded as adjustments to depreciation expense over the remaining useful life of the asset to the extent the net book value is not otherwise impaired. In addition to a periodic review, if events or changes in circumstances trigger a review of operating lease assets for impairment, any such impairment is immediately charged as an impairment loss on the statement of income.

     Investments in Equity Securities -- GATX's portfolio includes stock warrants received from investee companies and common stock resulting from exercising the warrants. Under the provisions of SFAS No. 133, as amended, the warrants are accounted for as derivatives, with prospective changes in fair value recorded in current earnings. Other equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive income (loss).

     Foreign Currency Translation -- The assets and liabilities of GATX's operations having non-U.S functional currencies are translated at exchange rates in effect at year end, and income statements and the statements of cash flows are translated at weighted average exchange rates for the year. In accordance with SFAS No. 52, Foreign Currency Translation, gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income or loss in the shareholders' equity section of the balance sheet.

     Incentive Compensation Plans -- The Company grants stock options to employees under stock-based compensation plans. In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123 was issued. This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also establishes new disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on reported results. As permitted under SFAS No. 148, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under those rules, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant. See information relating to new accounting pronouncements for additional information.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions except for per share data):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               2004    2003    2002
                                                              ------   -----   -----
Net income, as reported.....................................  $169.6   $76.9   $  .3
Add: Stock-based compensation expense, net of tax...........      .7      .1      .4
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of tax................................................    (2.9)   (2.9)   (3.8)
                                                              ------   -----   -----
Pro forma net income (loss).................................  $167.4   $74.1   $(3.1)
                                                              ======   =====   =====
Net income (loss) per share:
Basic, as reported..........................................  $ 3.44   $1.57   $  --
Basic, pro forma............................................    3.39    1.50    (.07)
Diluted, as reported........................................    3.04    1.53      --
Diluted, pro forma..........................................    3.00    1.48    (.06)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2004   2003   2002
                                                              ----   ----   ----
Expected volatility.........................................  35.4%  35.4%  25.0%
Risk-free interest rate.....................................   3.6%   3.2%   2.7%
Expected life (years).......................................   5.0    5.0    5.0
Dividend yield..............................................   3.9%   3.9%   3.6%

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

     Variable Interest Entities -- In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities (VIEs) in which it is the primary beneficiary. FIN 46 applied immediately to VIEs created or acquired after January 31, 2003. No VIEs were created or obtained by GATX during 2004 or 2003. For other VIEs, FIN 46 initially applied in the first fiscal quarter or interim period beginning after June 15, 2003. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. In December 2003, the FASB reissued FIN 46 (Revised Interpretations) with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities
(SPEs) as of December 31, 2003. Application for all other types of VIEs is required for periods ending after March 15, 2004, unless previously applied. GATX did not have an interest in any SPEs subject to the December 31, 2003 implementation date. The Company completed an assessment of the impact of FIN 46 for all other types of entities. Based on this review to date, certain investments are considered VIEs pursuant to the guidance provided in FIN 46. However, GATX is not a primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. GATX's maximum exposure to loss with respect to these VIEs is approximately $272.4 million of which $242.1 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2004.

     Reclassification -- Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

     New Accounting Pronouncements -- In April 2004, FASB issued FASB Staff Position (FSP) 129-1, Disclosure of Information about Capital Structure Relating to Contingently Convertible Securities. This standard requires the disclosure of the rights and privileges of various convertible securities including the conversion price, rates, dates and significant terms of contracts to issue additional shares. The purpose is to enable users of financial statements to understand the contingency and the potential impact of conversion and possible dilution of earnings per share. The requirements of FSP 129-1 have been incorporated into Note 23 to the financial statements.

     In September 2004, the Emerging Issues Task Force (EITF) of the FASB reached consensus on issue EITF 04-8, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share which provided that contingently convertible securities, and other securities that have embedded contingent features should be included in the computation of diluted earnings per share as if the securities were converted and the underlying shares of common stock were issued and outstanding during the applicable accounting period. EITF 04-8 is effective for reporting periods ending after December 15, 2004 with retroactive application to prior years if applicable. The impact of the contingently convertible securities is reflected in GATX's computation of diluted earnings per share. 2003 diluted earnings per share has been restated to reflect the impact of EITF 04-8. See Note 23 to the financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. GATX is currently evaluating the impact of adopting this statement.

     In December 2004, FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. It is anticipated that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

     Accounting for Certain Leveraged Leases -- Prior to 2004, GATX entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with guidance provided in SFAS No. 13, Accounting for Leases. This accounting guidance requires total income over the term of a lease to be recognized into income on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service (IRS) challenged the timing of certain tax deductions claimed with respect to these transactions. GATX believes that its tax position related to these transactions was proper, based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into. GATX and the IRS are conducting settlement discussions with respect to these transactions. However, resolution of this matter has not concluded and may ultimately be litigated. See Note 14 for more information on the tax impact.

     Under existing accounting guidance in SFAS No. 13, any changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. However, the FASB is currently reviewing this guidance. If the FASB modifies this guidance in such a way as to require a recalculation of the timing of leveraged lease income recognition to reflect a settlement of this tax matter, this change in accounting could result in a one-time, non-cash charge to earnings. An equivalent amount of any such adjustment would then be recognized in income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. The impact to GATX's financial results will be dependent on the details of the FASB's new guidance and the timing and terms of any IRS settlement.

NOTE 3.  ACQUISITIONS

     The Company completed acquisitions of $65.0 million in 2004 and $56.8 million in 2002 for cash and other consideration. The results of operations of these acquisitions have been included in the consolidated statements of income since their respective dates of acquisition. Neither of these acquisitions were material to the Company's consolidated financial statements.

     In December 2004, Rail acquired the remaining 50% interest in Locomotive Leasing Partners, LLC (LLP). Rail has held a 50% interest in LLP since its inception in 1995, and at the date of acquisition, this transaction resulted in 100% ownership of the fleet of 486 locomotives by Rail. The $65.0 million purchase price was funded in 2004.

     In December 2002, Rail acquired the remaining 50.5% interest in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor for $56.8 million and assumed $56.0 million of debt. $22.5 million of the purchase price was funded in 2003. Prior to the transaction, which resulted in 100% ownership, Rail held a 49.5% interest in KVG. At date of acquisition, KVG added approximately 9,000 tank cars and specialized railcars to Rail's wholly owned worldwide fleet.

NOTE 4.  LEASES

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

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized net income from leveraged leases (net of taxes) of $6.1 million, $10.7 million and $14.6 million in 2004, 2003 and 2002, respectively.

     The components of the investment in finance leases were (in millions):

                                 LEVERAGED         DIRECT FINANCING       TOTAL FINANCE
                                   LEASES               LEASES                LEASES
                            --------------------   -----------------   --------------------
                                DECEMBER 31           DECEMBER 31          DECEMBER 31
                            --------------------   -----------------   --------------------
                              2004       2003       2004      2003       2004       2003
                            --------   ---------   -------   -------   --------   ---------
Total minimum lease
  payments receivable.....  $1,146.4   $ 1,205.3   $171.1    $139.8    $1,317.5   $ 1,345.1
Principal and interest on
  third-party nonrecourse
  debt....................    (965.5)   (1,009.2)      --        --      (965.5)   (1,009.2)
                            --------   ---------   ------    ------    --------   ---------
Net minimum future lease
  receivable..............     180.9       196.1    171.1     139.8       352.0       335.9
Estimated unguaranteed
  residual value of leased
  assets..................     108.2       119.9     31.0      22.5       139.2       142.4
Unearned income...........    (114.9)     (129.6)   (90.4)    (59.5)     (205.3)     (189.1)
                            --------   ---------   ------    ------    --------   ---------
Investment in finance
  leases..................     174.2       186.4    111.7     102.8       285.9       289.2
Deferred taxes............     (91.4)      (90.8)      --        --       (91.4)      (90.8)
                            --------   ---------   ------    ------    --------   ---------
Net investment............  $   82.8   $    95.6   $111.7    $102.8    $  194.5   $   198.4
                            ========   =========   ======    ======    ========   =========

     Operating Leases -- The majority of railcar assets, air assets and certain other equipment leases included in operating lease assets are accounted for as operating leases. Rental income from operating leases is generally reported on a straight-line basis over the term of the lease.

     Rental income on certain leases is based on equipment usage. Usage rents for the years ended December 31, 2004, 2003 and 2002 were $31.7 million, $33.4 million, and $28.9 million, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases by year end December 31, 2004 were (in millions):

                                                          FINANCE   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   --------
2005....................................................  $ 43.5    $  743.6    $  787.1
2006....................................................    29.5       540.6       570.1
2007....................................................    24.5       399.8       424.3
2008....................................................    24.0       280.2       304.2
2009....................................................     9.8       198.4       208.2
Years thereafter........................................   220.7       346.0       566.7
                                                          ------    --------    --------
                                                          $352.0    $2,508.6    $2,860.6
                                                          ======    ========    ========

     The following information pertains to GATX as a lessee:

     Capital Leases -- Assets that have been leased to customers under operating lease assets and finance leases or otherwise utilized in operations and were financed under capital leases were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Railcars and locomotives....................................  $ 116.4   $ 155.6
Marine vessels..............................................     98.0     134.0
Aircraft....................................................       --      15.7
                                                              -------   -------
                                                                214.4     305.3
Less: allowance for depreciation............................   (158.1)   (210.6)
                                                              -------   -------
                                                                 56.3      94.7
Finance leases..............................................      7.5       9.4
                                                              -------   -------
                                                              $  63.8   $ 104.1
                                                              =======   =======

     Depreciation of capital lease assets is classified as depreciation in the statements of income. Interest expense on the above capital leases was $8.4 million in 2004, $12.0 million in 2003, and $14.1 million in 2002.

     Operating Leases -- GATX has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GATX has provided a guarantee for a portion of the residual value related to two operating leases. Operating lease expense for the years ended December 31, 2004, 2003, and 2002 was $173.6 million, $176.0 million, and $179.5 million, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2004 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2005...................................................  $ 16.1    $  152.8      $ 42.3
2006...................................................    14.2       144.9        40.0
2007...................................................    13.7       134.1        38.8
2008...................................................    11.6       136.2        38.9
2009...................................................    11.4       132.7        41.1
Years thereafter.......................................    45.3       890.5       399.2
                                                         ------    --------      ------
                                                          112.3    $1,591.2      $600.3
                                                                   ========      ======
Less: amounts representing interest....................   (32.9)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 79.4
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

NOTE 5.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly, and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the collateral, and any adjustment is considered in determining the provision for possible losses. Generally, interest income is not recognized on impaired loans until the outstanding principal is recovered. In 2004, GATX recognized $3.1 million in interest income from loans classified as impaired.

     The types of loans in GATX's portfolio are as follows (in millions):

                                                               DECEMBER 31
                                                              --------------
                                                              2004     2003
                                                              -----   ------
Equipment...................................................  $62.8   $ 97.2
Venture.....................................................   26.4     86.3
                                                              -----   ------
Total loans.................................................  $89.2   $183.5
                                                              =====   ======
Impaired loans (included in total)..........................  $13.8   $ 28.9
                                                              -----   ------

     The Company has recorded an allowance for possible losses of $5.7 million and $14.7 million on impaired loans at December 31, 2004 and 2003, respectively. The average balance of impaired loans was $21.4 million, $38.9 million and $45.9 million during 2004, 2003 and 2002, respectively.

     At December 31, 2004, scheduled loan principal due by year was as follows (in millions):

                                                               LOAN PRINCIPAL
                                                               --------------
2005........................................................       $33.9
2006........................................................        17.6
2007........................................................        12.1
2008........................................................        11.1
2009........................................................         3.7
Years thereafter............................................        10.8
                                                                   -----
                                                                   $89.2
                                                                   =====

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

     The following summarizes changes in the allowance for possible losses (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Balance at the beginning of the year.......................  $ 45.6   $ 66.7   $ 81.3
(Reversal) provision for losses............................   (13.7)     4.7      7.8
Charges to allowance.......................................   (13.7)   (26.7)   (29.6)
Recoveries and other.......................................     3.9       .9      7.2
                                                             ------   ------   ------
Balance at the end of the year.............................  $ 22.1   $ 45.6   $ 66.7
                                                             ======   ======   ======

     The reversal of provision for losses in 2004 was primarily due to favorable credit experience during the run-off of the venture portfolio and improvements in overall portfolio quality. The charges to the allowance in 2004 were primarily due to charge-offs related to Rail and Specialty investments, as well as a fully reserved corporate charge-off of $5.0 million. The charges to the allowance in 2003 were primarily due to write-offs related to Air and Specialty investments. 2002 charges to the allowance primarily related to write-offs at Specialty, including telecom and steel investments. Other activity in 2003 included a $7.3 million reduction in the allowance related to the sale of Specialty's U.K. and Canadian venture-related loan portfolios completed in December 2003.

     There were no material changes in estimation methods or assumptions for the allowances during 2004. GATX believes that the allowance is adequate to cover losses inherent in the reservable portfolio as of December 31, 2004. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 7.  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as commercial aircraft leasing, rail equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

     The investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date, and are subsequently adjusted for GATX's share of affiliates' undistributed earnings (losses). These investments include net loans to affiliated companies of $279.1 million and $293.7 million at December 31, 2004 and 2003, respectively. Share of affiliates' earnings includes GATX's share of interest income on these loans, which offsets the proportional share of the affiliated companies' interest expense on the loans. Distributions reflect both dividends and the return of principal and reduce the carrying amount of the investment. Distributions received from such affiliates were $146.2 million, $145.8 million, and $148.3 million in 2004, 2003 and 2002, respectively.

     The following table shows GATX's investments in affiliated companies by segment (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Rail........................................................  $102.5   $140.9
Air.........................................................   473.8    484.9
Specialty...................................................   142.3    221.8
                                                              ------   ------
                                                              $718.6   $847.6
                                                              ======   ======

     The following table shows GATX's pre-tax share of affiliates' earnings by segment (in millions):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
Rail........................................................  $16.6    $12.5    $13.1
Air.........................................................   26.2     31.6     14.8
Specialty...................................................   22.4     22.7     18.2
                                                              -----    -----    -----
                                                              $65.2    $66.8    $46.1
                                                              =====    =====    =====

     For purposes of preparing the following information, GATX made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GATX. In addition, GATX recorded its loans to the joint ventures as equity contributions; therefore, those loan balances were reclassified from liabilities to equity.

     Operating results for all affiliated companies held at the end of the year, assuming GATX held a 100% interest, would be (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                   (UNAUDITED)
Revenues...................................................  $685.1   $688.1   $735.4
Pre-tax income.............................................   131.6    117.1     87.5

     Summarized balance sheet data for all affiliated companies held at the end of the year, assuming GATX held a 100% interest, would be (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  (UNAUDITED)
Total assets................................................  $5,539.4   $6,133.2
Long-term liabilities.......................................   3,225.6    3,697.6
Other liabilities...........................................     536.7      525.3
Shareholders' equity........................................   1,777.1    1,910.3

     At December 31, 2004 and 2003, GFC provided $12.4 million and $17.3 million, respectively, in debt guarantees and $122.0 million and $125.0 million, respectively, in residual value guarantees related to affiliated companies.

NOTE 8.  GOODWILL

     Goodwill was $93.9 million and $87.2 million as of December 31, 2004 and 2003, respectively. In accordance with SFAS 142, a review for impairment of long-lived assets is performed at least annually and whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

     The following reflects the changes in the carrying value of goodwill related to continuing operations for the period of December 31, 2001 to December 31, 2004 (in millions):

                                                             RAIL    SPECIALTY   TOTAL
                                                            ------   ---------   ------
Balance at December 31, 2001..............................  $ 41.9    $ 13.8     $ 55.7
Goodwill acquired.........................................     8.2        .6        8.8
Purchase accounting adjustment............................    10.5        --       10.5
Reclassification from investments in affiliated
  companies...............................................    29.2        --       29.2
Impairment charges........................................   (34.9)    (14.4)     (49.3)
                                                            ------    ------     ------
Balance at December 31, 2002..............................  $ 54.9    $   --     $ 54.9
Purchase accounting adjustment............................    16.4        --       16.4
Foreign currency translation adjustment...................    15.9        --       15.9
                                                            ------    ------     ------
Balance at December 31, 2003..............................  $ 87.2    $   --     $ 87.2
Foreign currency translation adjustment...................     6.7        --        6.7
                                                            ------    ------     ------
Balance at December 31, 2004..............................  $ 93.9    $   --     $ 93.9
                                                            ======    ======     ======

     Rail -- In 2002, GATX acquired the remaining interest in KVG. As a result of this transaction, GATX recorded $8.2 million of goodwill. Additionally, the net book value of the goodwill that related to GATX's previous investments in KVG was $29.2 million. GATX reclassified the $29.2 million goodwill balance related to the previous investments on the Company's balance sheet from investment in affiliated companies to goodwill as of December 31, 2002.

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

     In accordance with SFAS 142, the Company completed its review of the goodwill recorded from the DEC acquisition by the third quarter of 2002. Based on that review, the Company determined that all of the goodwill related to DEC was in excess of its fair market value. As a result, the Company recorded a one-time, non-cash impairment charge of $34.9 million in 2002. Such charge is non-operational in nature and recognized as a cumulative effect of accounting change in the 2002 consolidated statement of income. The impairment charge was due primarily to lessened expectations of projected cash flows based on the then current market conditions and a lower, long-term growth rate projected for DEC.

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

     The carrying amount of goodwill at Rail increased $6.7 million and $15.9 in 2004 and 2003, respectively, as a result of foreign currency translation adjustments.

     Specialty -- GATX recorded a $14.4 million impairment charge in 2002 for the write-down of goodwill associated with the Company's plan to exit the former venture finance business.

NOTE 9.  INVESTMENT SECURITIES

     Equity securities, generally related to common stock received upon the exercise of warrants received in connection with financing of non-public, venture-backed companies, are classified as available-for-sale, carried at fair value and are included in other investments in the consolidated balance sheet. Unrealized gains representing the difference between carrying amount and estimated current fair value, are recorded in the accumulated other comprehensive income (loss) component of shareholders' equity, net of related tax effects, and totaled $1.6 million and $1.7 million as of December 31, 2004 and 2003, respectively. The Company did not have any unrealized losses on available-for-sale securities as of December 31, 2004 and 2003.

     Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Company had $24.0 million of investments classified as held-to-maturity as of December 31, 2004 and none at December 31, 2003. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in shareholders' equity on an after-tax basis. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest income.

     Debt and equity securities are written down to fair value when declines in fair value below the security's amortized cost basis is determined to be other than temporary.

     Information regarding the Company's available-for-sale securities is provided in the table below (in millions):

                                                DECEMBER 31, 2004         DECEMBER 31, 2003
                                             -----------------------   -----------------------
                                             ESTIMATED                 ESTIMATED
                                             FAIR VALUE   UNREALIZED   FAIR VALUE   UNREALIZED
                                               GROSS        GAINS        GROSS        GAINS
                                             ----------   ----------   ----------   ----------
Equity.....................................     $4.7         $2.6        $ 2.4         $2.4
Debt.......................................       --           --         24.0           --
                                                ----         ----        -----         ----
                                                $4.7         $2.6        $26.4         $2.4
                                                ====         ====        =====         ====

     Information regarding the Company's held-to-maturity securities is provided in the table below (in millions):

                                   DECEMBER 31, 2004                    DECEMBER 31, 2003
                           ----------------------------------   ----------------------------------
                             NET      ESTIMATED                   NET      ESTIMATED
                           CARRYING   FAIR VALUE   UNREALIZED   CARRYING   FAIR VALUE   UNREALIZED
                            AMOUNT      GROSS        GAINS       AMOUNT      GROSS        GAINS
                           --------   ----------   ----------   --------   ----------   ----------
Debt.....................   $24.0       $24.0           --          --
                            -----       -----         ----        ----        ----         ----
                            $24.0       $24.0         $ --        $ --        $ --         $ --
                            =====       =====         ====        ====        ====         ====

     Debt securities at December 31, 2004 mature as follows (in millions):

                                                               TOTAL
                                                               -----
2005........................................................   $ 1.0
2006........................................................     8.0
2007........................................................    15.0
2008........................................................      --
2009........................................................      --
                                                               -----
                                                               $24.0
                                                               =====

     Proceeds and realized gains from sales of available-for-sale securities, generally related to common stock received upon the exercise of warrants received in connection with financing of non-public, venture backed companies, totaled $31.1 million in 2004, $7.3 million in 2003 and $3.9 million in 2002.

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

     During the years ended December 31, 2004, 2003 and 2002, $.5 million, $4.4 million, and $2.4 million, net of tax, respectively, were reclassified from accumulated other comprehensive income (loss) for gains realized and included in net income. The Company used specific identification as the basis to determine the amount reclassified from accumulated other comprehensive income (loss) to earnings.

NOTE 10.  OTHER ASSETS

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Fair value of derivatives...................................  $ 25.8   $ 55.9
Deferred financing costs....................................    49.5     43.8
Prepaid items, including pension............................    90.6     88.5
Furniture, fixtures and other equipment, net of accumulated
  depreciation..............................................    12.6     14.8
Inventory...................................................    25.8     25.6
Other.......................................................    26.7      9.7
                                                              ------   ------
                                                              $231.0   $238.3
                                                              ======   ======

NOTE 11.  COMMERCIAL PAPER AND BANK CREDIT FACILITIES

     Commercial paper and bank credit facilities (in millions) and weighted average interest rates as of year end were:

                                                               DECEMBER 31
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Commercial paper and bank credit facilities balance.........  $72.1   $15.9
Commercial paper and bank credit facilities rate............   3.03%   2.73%

     In 2004, GATX's wholly owned subsidiary GATX Financial Corporation (GFC), entered into a credit agreement with a group of financial institutions for $545.0 million comprised of a $445.0 million three-year senior unsecured revolving credit facility maturing in May 2007, and a $100.0 million five-year senior unsecured term loan, with a delayed draw feature effective for one year (through May 2005) maturing in May 2009. The new agreement replaced three separate revolving credit facilities previously in place at GFC. At December 31, 2004, availability under the revolving credit facility was $362.9 million with $27.1 million of letters of credit issued and backed by the facility, $30.0 million drawn on the facility and $25.0 million of commercial paper issued. The full amount of the $100.0 million unsecured term loan was available. Annual commitment fees for the revolving credit agreements are based on a percentage of the commitment and totaled approximately $1.2 million, $1.4 million and $1.3 million for 2004, 2003 and 2002, respectively.

     The revolving credit facility and unsecured term loan contain various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, both contain certain negative pledge provisions, including an asset coverage test, and a limitation on liens condition for borrowings on the facility and the term loan.

     As defined in the credit facility and term loan, the net worth of GFC at December 31, 2004 was $1.8 billion, which was in excess of the minimum net worth requirement of $1.1 billion. Additionally, the ratio of earnings to fixed charges as defined in the credit facility and term loan was 2.6x for the period ended December 31, 2004, in excess of the minimal covenant ratio of 1.3x. At December 31, 2004, GFC was in compliance with the covenants and conditions of the credit facility.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $717.1 million of additional indebtedness as of December 31, 2004 based on the most restrictive limitation on liens provision. At December 31, 2004, GFC was in compliance with the covenants and conditions of the indentures.

     The covenants in the credit facilities and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2004, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $843.1 million, implying that $545.9 million of subsidiary net assets were restricted. Restricted assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     In addition to the credit facility and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. Some bank financings include coverage and net worth financial covenants as well as negative pledges. One financing contains a leverage covenant, while another financing contains leverage and cash flow covenants that are specific to a subsidiary.

     GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

NOTE 12.  DEBT OBLIGATIONS

     Debt obligations (in millions) and the range of interest rates as of year end were:

                                                                         DECEMBER 31
                                                                     -------------------
VARIABLE RATE                      INTEREST RATES   FINAL MATURITY     2004       2003
-------------                      --------------   --------------   --------   --------
Term notes and other
  obligations....................   2.41% - 4.65%     2005 - 2016    $1,115.6   $1,204.4
Nonrecourse obligations..........   2.71% - 3.42%     2005 - 2015        90.0       94.6
                                                                     --------   --------
                                                                      1,205.6    1,299.0
FIXED RATE
Term notes and other
  obligations....................   4.05% - 8.88%     2005 - 2023     1,771.5    2,051.5
Nonrecourse obligations..........           8.30%            2007         3.5        4.7
                                                                     --------   --------
                                                                      1,775.0    2,056.2
                                                                     --------   --------
                                                                     $2,980.6   $3,355.2
                                                                     ========   ========

     Maturities of GATX's debt as of December 31, 2004, for the next five years were (in millions):

                                                       TERM NOTES
                                                       AND OTHER    NONRECOURSE   TOTAL
                                                       ----------   -----------   ------
2005.................................................    $361.6        $6.0       $367.6
2006.................................................     575.1         5.9        581.0
2007.................................................     341.7         4.9        346.6
2008.................................................     399.6         2.3        401.9
2009.................................................     462.3         2.5        464.8

     At December 31, 2004, certain aircraft, railcars, and other equipment with a net carrying value of $1,264.1 million were pledged as collateral for $1,016.5 million of notes and obligations.

     Nonrecourse debt of $10.9 million and $15.0 million was borrowed by SPEs which were wholly owned and consolidated by GATX in 2004 and 2003, respectively. The creditors of the SPEs have no recourse to the general credit of GATX.

     In June 2004, GFC completed a debt exchange transaction for portions of three series of notes due in 2006 ("Old Notes") for a new series of 6.273% Notes due in 2011 ("New Notes"). The Old Notes are comprised of the 6 3/4% Notes due March 1, 2006, the 7 3/4% Notes due December 1, 2006, and the 6 7/8% Notes due December 15, 2006. A total of $165.3 million of Old Notes were tendered in the transaction. As part of the exchange, a premium to par value of $13.5 million was paid to noteholders that participated in the transaction. The premium included an amount reflecting the current market value of the notes above par at the date of exchange plus an inducement fee for entering into the exchange.

     In August 2003, GATX completed a private offering of $125.0 million long-term, 5.0% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at a conversion price of $23.93 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock and the trading price of the notes. Holders of the notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any required purchases in August 2008 will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of common stock, at GATX's option.

     Interest expense capitalized as part of the cost of construction of major assets was $1.9 million, $4.2 million and $15.8 million in 2004, 2003 and 2002, respectively.

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

     Fair Value Hedges -- GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2004, maturities for interest rate swaps designated as fair value hedges range from 2005-2009.

     Cash Flow Hedges -- GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GATX uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2004, maturities for interest rate swaps qualifying as cash flow hedges range from 2005-2012.

     GATX enters into currency swaps, currency and interest rate forwards, and Treasury note derivatives as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. The fair values of currency swaps, currency and interest rate forwards, and Treasury note derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2004, maturities for these hedges range from 2005-2013.

     As of December 31, 2004, GATX expects to reclassify $1.0 million of net losses on derivative instruments from accumulated other comprehensive income
(loss) to earnings within the next twelve months related to various hedging transactions.

     Other Derivatives -- GATX obtains warrants from non-public, venture-backed companies in connection with its financing activities. Upon adoption of SFAS No. 133, as amended, these warrants were accounted for as derivatives. Upon receipt, fair value is generally not ascertainable due to the early stage nature of the investee companies. Accordingly, assigned values are nominal. Prior to an initial public offering (IPO) of these companies, the fair value of pre-IPO warrants is deemed to be zero. Accordingly, no amounts were recognized in earnings for changes in fair value of pre-IPO warrants. The fair value of warrants subsequent to the IPO is based on currently quoted prices of the underlying stock.

     Other Financial Instruments -- The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of other financial instruments:

     The carrying amount of cash and cash equivalents, restricted cash, rent receivables, accounts payable, and commercial paper and bank credit facilities approximates fair value because of the short maturity of those instruments. Also, the carrying amount of variable rate loans approximates fair value.

     The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

     The fair value of variable and fixed rate debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GATX's current incremental borrowing rates for similar borrowing arrangements. Portions of variable rate debt have effectively been converted to fixed rate debt by utilizing interest rate swaps (GATX pays fixed rate interest, receives floating rate interest). Portions of fixed rate debt have effectively been converted to floating rate debt by utilizing interest rate swaps (GATX pays floating rate interest, receives fixed rate interest). In such instances, the increase (decrease) in the fair value of the variable or fixed rate debt would be offset in part by the increase (decrease) in the fair value of the interest rate swap.

     The following table sets forth the carrying amounts and fair values of GATX's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2004       2004       2003       2003
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Loans -- fixed...............................  $   65.8   $   61.2   $  159.0   $  146.8
Derivative instruments:
  Cash flow hedges...........................       2.1        2.1       14.6       14.6
  Fair value hedges..........................      23.7       23.7       41.3       41.3
                                               --------   --------   --------   --------
Total derivative instruments.................      25.8       25.8       55.9       55.9
                                               --------   --------   --------   --------
                                               $   91.6   $   87.0   $  214.9   $  202.7
                                               ========   ========   ========   ========
LIABILITIES
Commercial paper and bank credit
  facilities.................................  $   72.1   $   72.1   $   15.9   $   15.9
Debt -- fixed................................   1,775.0    1,958.1    2,056.2    2,255.4
Debt -- variable.............................   1,205.6    1,206.6    1,299.0    1,301.8
Derivative instruments:
  Cash flow hedges...........................      33.9       33.9       36.8       36.8
                                               --------   --------   --------   --------
                                               $3,086.6   $3,270.7   $3,407.9   $3,609.9
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

NOTE 14.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $246.4 million at December 31, 2004.

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. It is anticipated that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

     Significant components of GATX's deferred tax liabilities and assets were (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $398.4   $320.3
Leveraged leases............................................    91.4     90.8
Investments in affiliated companies.........................   173.6    135.9
Lease accounting (other than leveraged).....................   195.3    246.8
Other.......................................................    48.7     64.9
                                                              ------   ------
Total deferred tax liabilities..............................   907.4    858.7
DEFERRED TAX ASSETS
Alternative minimum tax credit..............................    29.3     29.2
Net operating loss carryforward.............................    46.0     21.7
Accruals not currently deductible for tax purposes..........    59.0     70.8
Allowance for possible losses...............................     9.7     18.3
Post-retirement benefits other than pensions................    20.0     20.6
Other.......................................................    22.4     26.4
                                                              ------   ------
Total deferred tax assets...................................   186.4    187.0
                                                              ------   ------
Net deferred tax liabilities................................  $721.0   $671.7
                                                              ======   ======

     At December 31, 2004, GATX had a U.S. federal net operating loss carryforward of approximately $131.3 million, of which $104.4 million expires after 2023 and $26.9 million expires after 2024. The alternative minimum tax credit of $29.3 million has an unlimited carryforward period. A valuation allowance for recorded deferred tax assets has not been provided as management expects such benefits to be fully realized.

     The domestic and foreign components of income before income tax from continuing operations consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004    2003     2002
                                                              ------   -----   ------
Domestic....................................................  $160.1   $32.2   $(11.7)
Foreign.....................................................    66.6    45.7     43.4
                                                              ------   -----   ------
                                                              $226.7   $77.9   $ 31.7
                                                              ======   =====   ======

     GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2004     2003     2002
                                                            ------   ------   -------
CURRENT
Domestic:
  Federal.................................................  $  6.4   $ 15.7   $(112.4)
  State and local.........................................     5.2     (2.7)     (7.1)
                                                            ------   ------   -------
                                                              11.6     13.0    (119.5)
Foreign...................................................    16.8     10.1      12.5
                                                            ------   ------   -------
                                                              28.4     23.1    (107.0)
DEFERRED
Domestic:
  Federal.................................................    28.6    (22.1)    101.2
  State and local.........................................    10.0      9.2       7.0
                                                            ------   ------   -------
                                                              38.6    (12.9)    108.2
Foreign...................................................     1.2      6.0       6.2
                                                            ------   ------   -------
                                                              39.8     (6.9)    114.4
                                                            ------   ------   -------
Income tax provision......................................  $ 68.2   $ 16.2   $   7.4
                                                            ======   ======   =======
Income taxes recovered....................................  $(35.4)  $(84.1)  $ (38.9)
                                                            ======   ======   =======

     The tax amount recovered in 2003 is net of $21.4 million paid to the Internal Revenue Service (IRS) to settle all disputed tax issues related to the audits for the years 1992 to 1997.

     The reasons for the difference between GATX's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004     2003    2002
                                                              ------   ------   -----
Income taxes at federal statutory rate......................  $ 79.3   $ 27.3   $11.1
Adjust for effect of:
  Extraterritorial income exclusion.........................    (1.4)    (1.7)   (5.7)
  Tax rate decrease on deferred taxes.......................    (2.4)    (1.8)     --
  State income taxes........................................     9.9      2.4      --
  Corporate owned life insurance............................    (1.3)     (.7)    (.8)
  Tax refund claim & audit (recovery) reserve...............   (14.5)   (10.0)     .5
  Foreign income tax rates..................................    (2.4)      .1     1.7
  Other.....................................................     1.0       .6      .6
                                                              ------   ------   -----
Income tax provision........................................  $ 68.2   $ 16.2   $ 7.4
                                                              ======   ======   =====
Effective income tax rate...................................    30.1%    20.8%   23.3%
                                                              ======   ======   =====

     The extraterritorial income exclusion (ETI) is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. The benefit recorded in 2002 included both the 2001 and 2002 amounts. ETI was repealed for years after 2004 with a reduced benefit allowable in 2005 and 2006 under transition rules.

     The tax rate decrease on deferred taxes recorded in 2004 and 2003 is the result of changes in foreign income tax rates enacted in those years.

     State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total income from all sources.

     During 2004, the IRS agreed to certain refunds claimed for 1999 and 2000 that related to the disposition of businesses in those years and to additional Foreign Sales Corporation and ETI benefits. The refunds resulted in a benefit of $14.5 million in 2004.

     The recovery of tax audit reserve in 2003 was the reversal of prior year tax audit accruals as a result of the favorable resolution and settlement with the IRS of issues in the 1995 to 1997 audit. The tax audit accrual provided in 2002 was primarily attributable to audit adjustments made by the IRS related to the disallowance of interest deductions associated with the Company's Corporate Owned Life Insurance (COLI) program. During 2002, GATX reached agreement with the IRS to settle the COLI issue. The settlement amount was substantially equivalent to the tax audit accrual provided in prior years.

     The effective income tax rate is impacted by foreign taxes on the earnings of foreign subsidiaries and affiliates which are imposed at rates that are higher or lower than the U.S. federal statutory rate. Foreign taxes are also withheld on certain payments received by the Company from foreign sources. The net amount of foreign tax that exceeds or is less than the U.S. statutory rate of tax on foreign earnings is shown above. The foreign income tax rate effects exclude the impact on deferred taxes of enacted changes in foreign rates, which are identified separately.

     The Company's U.S. income tax returns have been audited through 1997 and all issues for that period have been settled with the IRS. An audit by the IRS of the Company's U.S. tax returns for the period 1998 through 2002 is currently in process. During 2004, the IRS challenged certain deductions claimed by the Company with respect to two structured leasing investments. GATX believes that its tax position related to these transactions was proper based upon applicable statutes, regulations and case law in effect at the time the transactions were entered into. GATX and the IRS are conducting settlement discussions with respect to these transactions. However, resolution of this matter has not concluded and may ultimately be litigated. Excluding the leasing investments matter, the Company expects the IRS to complete its 1998-2002 audit in 2005. Certain of the Company's subsidiaries are under audits for various periods in various state and foreign jurisdictions. The Company believes its reserves established for potential assessments, including interest and penalties with respect to the leasing transactions, and other open tax issues are reasonable. Once established, reserves are adjusted only when circumstances, including final resolution of an issue, require.

NOTE 15.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a closed subsidiary in the United Kingdom (U.K.). The U.K. pension plan no longer has any active members and is closed to new entrants. Benefits payable under the pension plans are based on years of service and/or final average salary. The funding policy for the pension plans is based on actuarially determined cost methods allowable under IRS regulations and statutory regulations in the U.K.

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

     GATX uses a December 31, 2004 measurement date for all of its plans.

     The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

                                                                   DECEMBER 31
                                                    -----------------------------------------
                                                                            2004       2003
                                                      2004       2003     RETIREE    RETIREE
                                                    PENSION    PENSION     HEALTH     HEALTH
                                                    BENEFITS   BENEFITS   AND LIFE   AND LIFE
                                                    --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........   $390.8     $357.9     $ 80.6     $ 75.1
Service cost......................................      6.1        5.8         .5         .4
Interest cost.....................................     23.1       23.6        4.6        5.2
Plan amendments...................................       .2         --         --         --
Actuarial loss....................................      2.6       25.8        5.3        9.0
Curtailments......................................     (2.7)        --        (.4)        --
Benefits paid.....................................    (26.0)     (26.0)      (7.4)      (9.1)
Medicare impact...................................       --         --       (8.4)        --
Special termination benefits......................       .6         --         --         --
Effect of exchange rate changes...................      2.8        3.7         --         --
                                                     ------     ------     ------     ------
Benefit obligation at end of year.................   $397.5     $390.8     $ 74.8     $ 80.6
                                                     ======     ======     ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS
Plan assets at beginning of year..................   $342.2     $289.7     $   --     $   --
Actual return on plan assets......................     39.7       64.1         --         --
Effect of exchange rate changes...................      2.2        2.8         --         --
Company contributions.............................     13.7       11.6        7.4        9.1
Benefits paid.....................................    (26.0)     (26.0)      (7.4)      (9.1)
                                                     ------     ------     ------     ------
Plan assets at end of year........................   $371.8     $342.2     $   --     $   --
                                                     ======     ======     ======     ======
FUNDED STATUS
Funded status of the plan.........................   $(25.7)    $(48.6)    $(74.8)    $(80.6)
Unrecognized net loss.............................     82.4       91.6       17.7       21.8
Unrecognized prior service cost...................       .5        1.3         --         --
Unrecognized net transition obligation............       .2         .2         --         --
                                                     ------     ------     ------     ------
Prepaid (accrued) cost............................   $ 57.4     $ 44.5     $(57.1)    $(58.8)
                                                     ======     ======     ======     ======
AMOUNT RECOGNIZED
Prepaid benefit cost..............................   $ 72.5     $ 59.7     $   --     $   --
Accrued benefit liability.........................    (26.6)     (26.4)     (57.1)     (58.8)
Intangible asset..................................       .2         .2         --         --
Accumulated other comprehensive income............     11.3       11.0         --         --
                                                     ------     ------     ------     ------
Total recognized..................................   $ 57.4     $ 44.5     $(57.1)    $(58.8)
                                                     ======     ======     ======     ======

     The aggregate accumulated benefit obligation for the defined benefit pension plans was $366.4 million and $353.8 million at December 31, 2004 and 2003, respectively.

     Information for pension plans with a projected benefit obligation in excess of plan assets is as follows (in millions):

                                                               DECEMBER 31
                                                              --------------
                                                              2004     2003
                                                              -----   ------
Projected benefit obligations...............................  $66.7   $295.0
Fair value of plan assets...................................   34.3    243.5

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

                                                               DECEMBER 31
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Accumulated benefit obligations.............................  $60.9   $55.7
Fair value of plan assets...................................   34.3    29.3

     The components of pension and other post-retirement benefit costs are as follows (in millions):

                                                                        2004      2003      2002
                                                                       RETIREE   RETIREE   RETIREE
                                        2004       2003       2002     HEALTH    HEALTH    HEALTH
                                      PENSION    PENSION    PENSION      AND       AND       AND
                                      BENEFITS   BENEFITS   BENEFITS    LIFE      LIFE      LIFE
                                      --------   --------   --------   -------   -------   -------
Service cost........................   $  6.1     $  5.8     $  5.3     $ .5      $ .4      $ .4
Interest cost.......................     23.1       23.6       23.8      4.6       5.2       5.2
Expected return on plan assets......    (31.3)     (30.6)     (29.0)      --        --        --
Amortization of:
  Unrecognized prior service cost...       .2         .3         .4       --        --        --
  Unrecognized net obligation.......       .1         .1         --       --        --        --
  Unrecognized net loss (gain)......      1.3         .5         .4       .8        .7        .4
                                       ------     ------     ------     ----      ----      ----
Ongoing net (benefit) costs.........      (.5)       (.3)        .9      5.9       6.3       6.0
                                       ------     ------     ------     ----      ----      ----
Recognized loss (gain) due to
  curtailment.......................       .7         --         --      (.2)       --        --
Recognized special termination
  benefits expense..................       .6         --         .2       --        --        --
                                       ------     ------     ------     ----      ----      ----
Net (benefit) costs.................   $   .8     $  (.3)    $  1.1     $5.7      $6.3      $6.0
                                       ======     ======     ======     ====      ====      ====

     The previous tables include amounts allocated each year to discontinued operations, all of which were immaterial. Amounts shown for curtailment loss
(gain) and special termination expense in 2004 relate to the sale of Technology. 2002 amounts are related to the former ISG segment.

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

     GATX used the following assumptions to measure the benefit obligations, compute the expected long-term return on assets and to measure the periodic cost for GATX's defined benefit pension plans and other post-retirement benefit plans for the years ended December 31, 2004 and 2003:

                                                              2004   2003
                                                              ----   ----
DOMESTIC DEFINED BENEFIT PENSION PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate -- salaried funded and unfunded plans....  6.00%  6.25%
     Discount rate -- hourly funded plans...................  5.75%  6.25%
     Rate of compensation increases.........................  4.50%  5.00%
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate -- salaried..............................  6.25%  7.00%
     Discount rate -- hourly................................  6.25%  7.00%
     Expected return on plan assets -- salaried funded
      plan..................................................  9.00%  9.00%
     Expected return on plan assets -- hourly funded plan...  8.25%  8.25%
     Rate of compensation increases.........................  5.00%  5.00%
FOREIGN DEFINED BENEFIT PENSION PLAN:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  5.30%  5.40%
     Rate of pension-payment increases......................  2.70%  2.70%
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  5.40%  5.50%
     Expected return on plan assets.........................  6.40%  6.40%
     Rate of pension-payment increases......................  2.70%  2.70%
OTHER POST-RETIREMENT BENEFIT PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  5.75%  6.25%
     Rate of compensation increases.........................  4.50%  5.00%
  NET PERIODIC (BENEFIT) COST FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  6.25%  7.00%
     Rate of compensation increases.........................  5.00%  5.00%

     GATX determines a long-term rate of return assumption on plan assets for its funded pension plans based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX reviews historical markets as well as peer group data to determine its expected long-term rate of return for each of the plans. GATX routinely reviews its historical returns along with current market conditions to ensure its long-term rate of return assumption on plan assets is reasonable and appropriate.

     The health care cost trend rate has a significant effect on the other post-retirement benefit cost and obligation. The assumed health care cost trend rate for 2004 was 8.50% for participants over the age of 65 and 10.00% for participants under the age of 65. The assumed health care cost trend rate anticipated for 2005 will be 9.00% for participants over the age of 65 and 8.00% for participants under the age of 65. Over a five-year period, the trend rates will decline gradually to 6.00% and remain at that level thereafter.

     A one-percentage-point change in the trend rate would have the following effects (in millions):

                                                  ONE-PERCENTAGE-POINT   ONE-PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
Effect on total of service and interest cost....          $ .3                   $(.3)
Effect on post-retirement benefit obligation....           4.8                   (4.4)

     GATX's investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX's weighted-average asset allocations of its domestic funded pension plans at December 31, 2004 and 2003, and current target asset allocation for 2005, by asset category, are as follows:

                                                                       PLAN ASSETS AT
                                                                         DECEMBER 31
                                                                       ---------------
ASSET CATEGORY                                                TARGET    2004     2003
--------------                                                ------   ------   ------
Equity securities...........................................   65.0%    66.5%    64.3%
Debt securities.............................................   30.0%    28.6%    28.8%
Real estate.................................................    5.0%     4.8%     5.1%
Cash........................................................     --       .1%     1.8%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     GATX's weighted-average asset allocations of its foreign funded pension plan at December 31, 2004 and 2003, and current target asset allocation for 2005, by asset category, are as follows:

                                                                       PLAN ASSETS AT
                                                                         DECEMBER 31
                                                                       ---------------
ASSET CATEGORY                                                TARGET    2004     2003
--------------                                                ------   ------   ------
Equity securities and real estate...........................   36.8%    37.6%    37.4%
Debt securities.............................................   63.2%    62.4%    62.6%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The primary objective of the domestic funded pension plans is to fully fund benefit payments to plan participants. A secondary objective is to minimize GATX's pension expense and plan contributions. To reach these goals, GATX's philosophy is a diversified approach using a mix of equities, debt and real estate investments to maximize the long-term return of plan assets. Its equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small to large capitalizations. Its debt securities are also diversified across U.S. investments and include the following: governments, agencies, investment grade and high-yield corporates, mortgage-backed securities, and other collateralized investments. GATX's real estate investments include various property types throughout the U.S.

     On a timely basis, but not less than twice a year, GATX will formally review actual results to ensure adherence to investment guidelines and the Company's stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

     GATX expects to contribute approximately $2.8 million to its pension plans (domestic and foreign) and approximately $8.1 million to its other post-retirement benefit plans in 2005. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

                                                              PENSION     OTHER
                                                              BENEFITS   BENEFITS
                                                              --------   --------
2005........................................................   $ 24.1     $ 8.1
2006........................................................     24.0       7.7
2007........................................................     23.8       7.5
2008........................................................     23.7       7.3
2009........................................................     23.3       7.2
Years 2010-2014.............................................    114.0      32.9
                                                               ------     -----
                                                               $232.9     $70.7
                                                               ======     =====

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, GATX concluded its evaluation of the provisions of the Medicare Act and elected to maintain its drug program entitling it to the subsidy available under the Medicare Act. The impact of the Act was accounted for in accordance with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and was recognized during 2004 resulting in a reduction in the accumulated post-retirement benefit obligation of $8.4 million and a decrease to net other post-retirement benefit expense of $.5 million.

     In addition to contributions to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.6 million, $1.7 million, and $1.9 million for 2004, 2003, and 2002, respectively. Contributions to discontinued operations were immaterial in each year.

NOTE 16.  CONCENTRATIONS, OFF-BALANCE SHEET ITEMS AND OTHER CONTINGENCIES

CONCENTRATIONS

     Concentration of Revenues -- GATX's revenues are derived from a wide range of industries and companies. Approximately 20% of total revenues are generated from customers in the chemical industry; for similar services, 16% of revenues are derived from the petroleum industry and 12% of revenues are derived from the commercial jet aircraft industry. GATX's foreign identifiable revenues include earnings in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2004 and 2003. In 2002, Canada contributed 12% to total GATX's revenues and share of affiliates' earnings from continuing operations.

     Concentration of Credit Risk -- Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by the equipment. GATX performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to GATX. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the three years ended December 31, 2004, 2003 and 2002.

OFF-BALANCE SHEET ITEMS

     Unconditional Purchase Obligations -- At December 31, 2004, GATX's unconditional purchase obligations of $522.3 million consisted primarily of railcar commitments and scheduled aircraft acquisitions over the period of 2005 through 2008. GATX had commitments of $327.8 million related to the committed railcar purchase program, entered into in 2002. GATX also had commitments of $74.1 million for orders and options for interests in two new aircraft to be delivered in 2006. Unconditional purchase obligations also include $115.1 million of other rail related commitments. GATX has an obligation under the terms of the DEC acquisition agreement to cause DEC to make qualified investments of $23.9 million by December 31, 2005. To the extent there are no satisfactory investment opportunities during 2005, DEC may invest in long-term securities for purposes of future investment.

     Commercial Commitments -- In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which could potentially require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

     The following table shows GATX's commercial commitments for continuing operations (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Affiliate debt guarantees -- recourse to GATX...............  $ 12.4   $ 17.3
Asset residual value guarantees.............................   437.6    579.5
Lease and loan payment guarantees...........................    57.0     56.6
Other loan guarantees.......................................      --       .1
                                                              ------   ------
  Total guarantees..........................................   507.0    653.5
Standby letters of credit and bonds.........................    28.9     28.4
                                                              ------   ------
                                                              $535.9   $681.9
                                                              ======   ======

     At December 31, 2004, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $507.0 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $3.1 million. The expirations of these guarantees range from 2005 to 2017. Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of December 31, 2004. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

     GATX and its subsidiaries are also parties to outstanding letters of credit and bonds primarily related to workers' compensation and general liability insurance coverages. In GATX's past experience, virtually no claims have been made against these financial instruments. At December 31, 2004, management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

OTHER CONTINGENCIES

     Environmental -- The Company's operations are subject to extensive federal, state and local environmental regulations. GATX's operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX's land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. GATX has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at six (6) Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, GATX may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, GATX may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

     GATX is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately eleven (11) sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expense of $13.3 million in 2004 which consisted of a $15.5 million for the Staten Island property sold, offset by a Rail reserve reduction as a result of favorable resolution of certain environmental matters. GATX did not recognize an environmental expense in 2003 or 2002. GATX paid $1.4 million, $3.4 million and $3.0 million during 2004, 2003 and 2002, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GATX has recorded liabilities for remediation and restoration of all known sites of $37.7 million at December 31, 2004, compared with $27.2 million at December 31, 2003. These amounts are included in other liabilities on GATX's balance sheet. GATX's environmental liabilities are not discounted. GATX anticipates that the majority of the accrued costs at December 31, 2004, will be paid over the next five years and no individual site is considered to be material.

     The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

     Recorded liabilities include GATX's best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GATX's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GATX's results of operations, financial position or liquidity.

     Legal -- GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand for indemnity with respect to asbestos-related claims filed against a former subsidiary has been made against the Company under a limited indemnity given in connection with the sale of such subsidiary. The number of these claims and the corresponding demands for indemnity against the Company increased in the aggregate in 2004. It is possible that the number of these claims could continue to grow and that the cost of these claims could correspondingly increase in the future.

     The amounts claimed in some of the above-described proceedings are substantial and the ultimate liability cannot be determined at this time. However, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations. Adverse court rulings or changes in applicable law could affect claims made against GATX and its subsidiaries, and increase the number, and change the nature, of such claims.

NOTE 17.  SHAREHOLDERS' EQUITY

     In accordance with GATX's amended certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $.625 per share. As of December 31, 2004, 57,477,201 shares were issued and 49,530,370 shares were outstanding.

     In August 2003, GATX completed a private offering of $125.0 million of 20-year, 5.0% senior unsecured convertible notes. The notes were convertible into GATX Corporation common stock at an initial price of $23.69 per share. The conversion price is subject to adjustment based on various factors, including the dividend level on GATX's common stock and the trading price of the notes. As a result of the reduction in GATX's dividend in 2004, the conversion price was modified to $23.93 per share. Shares of common stock have been reserved for the offering based on the maximum number of shares that could be issued pursuant to the dividend adjustment provisions.

     In February 2002, GATX completed a private offering of $175.0 million of five-year, 7.5% senior unsecured convertible notes. The notes are convertible into GATX Corporation common stock at a price of $34.09 per share.

     A total of 22,166,295 shares of common stock were reserved at December 31, 2004, for the following:

                                                                SHARES
                                                              ----------
Conversion of outstanding preferred stock...................     107,883
Conversion of convertible notes.............................  11,596,760
Incentive compensation programs.............................   7,053,851
Employee service awards.....................................      36,100
Employee stock purchase plan................................   3,371,701
                                                              ----------
                                                              22,166,295
                                                              ==========

     GATX's certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2004 and 2003, 21,468 shares and 21,824 shares, respectively, of preferred stock were outstanding. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitled holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63 per share. In the event of GATX's liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2004 and 2003, the aggregated liquidated preference of both series of preferred stock was $1.3 million.

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

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The change in components for accumulated other comprehensive income (loss) are as follows (in millions):

                                   FOREIGN                     UNREALIZED
                                  CURRENCY      UNREALIZED       LOSS ON      MINIMUM
                                 TRANSLATION    GAIN (LOSS)    DERIVATIVE     PENSION
                                 GAIN (LOSS)   ON SECURITIES   INSTRUMENTS   LIABILITY    TOTAL
                                 -----------   -------------   -----------   ---------   -------
Balance at December 31,
  2001.........................    $(56.8)         $ 3.5         $(15.8)       $ (5.0)   $ (74.1)
  Change in component..........      (5.3)            .5           (3.6)        (33.7)     (42.1)
  Reclassification adjustments
     into earnings.............        --           (3.9)           (.2)           --       (4.1)
  Income tax effect............        --            1.3            1.4          12.8       15.5
                                   ------          -----         ------        ------    -------
Balance at December 31,
  2002.........................     (62.1)           1.4          (18.2)        (25.9)    (104.8)
  Change in component..........      78.2            7.7          (38.4)         30.6       78.1
  Reclassification adjustments
     into earnings.............      (2.8)          (7.2)           (.3)           --      (10.3)
  Income tax effect............        --            (.2)          14.4         (11.6)       2.6
                                   ------          -----         ------        ------    -------
Balance at December 31,
  2003.........................      13.3            1.7          (42.5)         (6.9)     (34.4)
  Change in component..........      55.5            1.1           (1.9)          (.1)      54.6
  Reclassification adjustments
     into earnings.............        --            2.5            (.2)           --        2.3
  Income tax effect............                     (1.4)            .5            --        (.9)
                                   ------          -----         ------        ------    -------
Balance at December 31,
  2004.........................    $ 68.8          $ 3.9         $(44.1)       $ (7.0)   $  21.6
                                   ======          =====         ======        ======    =======

NOTE 19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following tables summarize the components of portfolio proceeds and discontinued operations reported on the consolidated statement of cash flows (in millions):

PORTFOLIO PROCEEDS

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2004     2003      2002
                                                            ------   -------   ------
Finance lease rents received, net of earned income and
  leveraged lease nonrecourse debt service................  $ 26.0   $  20.5   $ 54.6
Loan principal received...................................   110.8     281.7    252.4
Proceeds from asset remarketing...........................    77.3     104.7    164.4
Proceeds from sale of securities..........................    28.1       7.3      3.9
Investment recovery from investments in affiliated
  companies...............................................   113.3     126.4    113.3
                                                            ------   -------   ------
                                                            $355.5   $ 540.6   $588.6
                                                            ======   =======   ======

DISCONTINUED OPERATIONS

                                                           2004      2003      2002
                                                          -------   -------   -------
OPERATING ACTIVITIES
  Net cash provided.....................................  $  35.0   $ 140.9   $ 193.4
INVESTING ACTIVITIES
Portfolio investments and capital additions.............   (128.6)   (246.4)   (253.8)
Portfolio proceeds......................................     95.1     218.9     294.2
Net proceeds from sale of segment.......................    256.2        --       3.2
                                                          -------   -------   -------
Net cash provided by (used in) investing activities.....    222.7     (27.5)     43.6
FINANCING ACTIVITIES
Net proceeds from issuance of debt......................     76.5     220.2     252.3
Repayment of debt.......................................   (137.5)   (286.0)   (367.4)
                                                          -------   -------   -------
  Net cash used in financing activities.................    (61.0)    (65.8)   (115.1)
                                                          -------   -------   -------
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET...........  $ 196.7   $  47.6   $ 121.9
                                                          =======   =======   =======

     Cash paid for interest and recovered for income taxes were as follows (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
Interest...................................................  $172.1   $169.7   $215.4
Taxes recovered............................................   (35.9)   (84.1)   (38.9)

     Significant items resulting from investing or financing activities of the Company that did not impact cash flows were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004     2003    2002
                                                              ------   ------   -----
Asset disposition-leveraged lease commitment................  $   --   $184.9   $  --
Liability disposition-leveraged lease commitment............      --    183.4      --
Debt acquired...............................................      --       --    56.0
Extinguished debt...........................................   291.5       --      --

     In 2004, GATX completed the sale of GATX Technology (Technology) and $291.5 million of nonrecourse debt was assumed by the acquirer.

     In 2003, GATX disposed of a leveraged lease commitment on passenger rail equipment. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

     In 2002, the Company acquired KVG and assumed $56.0 million of debt.

NOTE 20.  INCENTIVE COMPENSATION PLANS

     The GATX Corporation 2004 Equity Incentive Compensation Plan as amended (the 2004 Plan), provides for the granting of nonqualified stock options, stock appreciation rights (SARs), and full value awards. An aggregate of 3,000,000 shares of common stock was authorized under the 2004 Plan as well as 493,349 shares available for additional awards under the 1995 Long-Term Incentive Compensation Plan as amended (the 1995 Plan) as of April 26, 2004. As of December 31, 2004, 3,215,501 shares were available for issuance under the 2004 Plan.

     Nonqualified stock options may be granted for the purchase of common stock for periods not longer than seven years from the date of grant, ten years for options granted prior to 2004. The exercise price will not be less than the higher of market value at date of grant or par value of the common stock. Options vest and become exercisable commencing on a date no earlier than one year from the date of grant and vesting is generally over a three-year period. Dividend equivalents accrue on all stock options granted under the 2004 Plan and are paid when the options vest. Dividend equivalents continue to be paid until the options are exercised or cancelled.

     SARs may be granted in tandem with a nonqualified stock option and entitle the holder to receive the difference between the exercise price and the fair market value at the time of exercise, either in shares of common stock, cash or a combination thereof at GATX's discretion. Exercise of SARs result in the cancellation of the underlying options. During 2004, no SARs were issued and none were outstanding.

     Restricted stock rights may be granted to key employees entitling them to receive a specified number of shares of restricted common stock. The recipients of restricted common stock are entitled to all dividends and voting rights, but the shares are not transferable prior to the expiration of a "restriction period" as determined at the discretion of the Compensation Committee of the Board of Directors (Compensation Committee). In 2004, 515 shares of restricted stock were released and converted to GATX common shares. During 2004, two awards of restricted stock totaling 23,085 shares were granted and were outstanding as of December 31, 2004. Compensation expense is recognized for these awards over the vesting period.

     The Exchange Stock Option Program became part of the 1995 Plan in 1999 and allows key employees to make an irrevocable election to exchange up to 25% of their pensionable incentive payments for stock options, with a minimum amount of $5,000 in any calendar year. The purchase price of the options is based on a percentage of the Black-Scholes value of stock options of GATX common stock as specified by the Compensation Committee. Exchange Stock Options are granted in February and are exercisable immediately following grant thereof. All Exchange Stock Options will terminate on the tenth anniversary of the date of grant. The exercise price of the options is the fair market value of the common stock on the grant date. In 2004, 2003 and 2002, 1,144, 14,972 and zero options, respectively, were granted. As of December 31, 2004, 162,243 options remain outstanding.

     Performance-based restricted stock units (RSUs) may be granted to key employees to focus attention on the achievement of GATX strategic objectives. The units are converted to restricted common stock based on the achievement of predetermined performance goals at the end of a specified performance period as assessed by the Compensation Committee. Full vesting of the restricted shares may then be subject to an additional service period, ending no later than the third anniversary of the grant, absent the occurrence of certain events such as retirement, death or disability. Recipients are credited with dividend equivalents on the number of RSUs that are converted to restricted shares. They are also entitled to vote shares of restricted common stock, but they are not entitled to vote RSUs. In 2004, a total of 120,280 performance-based restricted stock units were granted and 118,192 were outstanding at the end of the year. Compensation expense is recognized for these awards over the vesting period.

     Under the GATX Employee Stock Purchase Plan (ESPP), which became effective July 1, 1999, GATX is authorized to issue up to 247,167 shares of common stock to eligible employees during the calendar year. Such employees may have up to $10,000 of earnings withheld to purchase GATX common stock. The purchase price of the stock on the date of exercise is 85% of the lesser of its market price at the beginning or end of the plan year. GATX employees purchased 32,687 shares and 47,591 shares in 2004 and 2003, respectively.

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

     Stock options are outstanding under the 2004 Plan and the 1995 Plan. Data with respect to stock options, including the Employee Stock Option Program issued both from the 2004 Plan and the 1995 Plan, including the range of exercise prices per share for 2004, 2003 and 2002, are set forth below:

                   NUMBER OF SHARES UNDER STOCK OPTION PLANS

                                               2004                   2003                   2002
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                   EXERCISE               EXERCISE               EXERCISE
                                        SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.....  3,805,562    $30.31    3,600,939    $31.58    3,335,783    $32.17
Granted..............................    536,744     24.36      597,222     21.52      883,450     27.96
Exercised............................   (208,328)    21.55     (120,050)    19.84     (215,175)    20.25
Cancelled............................   (284,067)    29.96     (272,549)    32.43     (403,119)    34.51
                                       ---------              ---------              ---------
Outstanding at end of year...........  3,849,911     29.97    3,805,562     30.31    3,600,939     31.58
                                       =========              =========              =========
Exercisable at the end of the year...  2,978,920     31.72    2,905,268     31.87    2,393,017     32.15
Weighted average fair value of
  Options granted during the year....                 6.08                   5.24                   4.79

                                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                            --------------------------------   ----------------------
                                                                    WEIGHTED                 WEIGHTED
                                                                    AVERAGE                  AVERAGE
                                              NUMBER       LIFE     EXERCISE     NUMBER      EXERCISE
RANGES OF EXERCISE PRICES                   OUTSTANDING   (YEARS)    PRICE     OUTSTANDING    PRICE
-------------------------                   -----------   -------   --------   -----------   --------
$13.52 - $18.02...........................      24,972      8.2      $16.57        14,972     $17.50
$18.03 - $22.53...........................     437,744      8.2       21.85       205,869      21.85
$22.54 - $27.03...........................   1,281,757      5.1       24.20       700,849      24.08
$27.04 - $31.54...........................     497,746      4.9       30.19       497,746      30.19
$31.55 - $36.05...........................     627,473      5.2       32.50       579,265      32.57
$36.06 - $40.55...........................     911,563      5.0       39.34       911,563      39.34
$40.56 - $45.06...........................      68,656      6.1       45.06        68,656      45.06
                                             ---------                          ---------
$13.52 - $45.06...........................   3,849,911      5.5       29.97     2,978,920      31.72
                                             =========                          =========

NOTE 21.  DISCONTINUED OPERATIONS

     Consistent with GATX's strategy of focusing on the company's core businesses, railcar and aircraft leasing, GATX sold its Technology business during 2004. On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of Technology and its Canadian affiliate to CIT Group Inc. for net proceeds of $234.1 million. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold by year end. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     Technology's income from operations for the twelve months ended December 31, 2004 was $18.3 million, net of taxes of $11.8 million. Operating results were favorably impacted by the suspension of depreciation on operating lease assets associated with Technology's assets classified as held-for-sale during the second quarter of 2004. The effect of ceasing depreciation was approximately $14.3 million after-tax. The 2004 loss on the sale of the Technology segment was $7.2 million. net of taxes of $4.8 million. The $7.2 million loss reflected a write-off of $7.6 million of goodwill as well as sale-related expenses including severance costs and losses on terminated leases. Technology's 2003 and 2002 operating results were $15.2 million and $4.7 million, net of taxes of $9.8 million and $2.6 million, respectively. Technology's operating results included interest expense of $12.9 million, $24.5 million, and $40.7 million in 2004, 2003, and 2002 respectively. Debt balances and interest expense were allocated to Technology based upon a fixed leverage ratio, expressed as a ratio of debt to equity. Technology's leverage ratio was set at 1:1 (excluding nonrecourse debt) for all reporting periods.

     In 2002, GATX completed the divestiture of the former ISG segment. The ISG segment was comprised of GATX Terminals Corporation (Terminals) and GATX Logistics, Inc. (Logistics), and minor business development efforts. Financial data for the ISG segment has been segregated as discontinued operations for all periods presented. In the first quarter of 2002, GATX sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million gain, net of taxes of $3.0 million. There was no operating activity at the ISG segment during 2002-2004.

     The following table summarizes the gross income, income before taxes and the (loss) gain on sale of segment, net of tax, which has been reclassified to discontinued operations for all periods presented (in millions):

                                                              2004     2003     2002
                                                             ------   ------   ------
Gross income...............................................  $104.0   $205.6   $322.7
Income before taxes........................................    30.1     25.0      7.3
Operating income, net of taxes.............................    18.3     15.2      4.7
(Loss) gain on sale of segment, net of taxes...............    (7.2)      --      6.2
                                                             ------   ------   ------
     Total discontinued operations.........................  $ 11.1   $ 15.2   $ 10.9
                                                             ======   ======   ======

NOTE 22.  REDUCTION IN WORKFORCE

     During 2002, GATX recorded a pre-tax charge of $16.9 million related to its 2002 reduction in workforce. This action was part of GATX's announced intention to exit the venture finance business and curtail investment at specialty finance. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at DEC. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of December 31, 2004, all of the employee terminations were completed.

     The following is the reserve activity for the year ended December 31, 2004 (in millions):

Reserve balance at 12/31/03.................................  $ 2.6
Benefits paid...............................................   (1.3)
Occupancy costs paid........................................    (.4)
Other adjustments...........................................     .3
                                                              -----
Reserve balance at 12/31/04.................................  $ 1.2
                                                              =====

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

     The following is the reserve activity for the year ended December 31, 2004 (in millions):

Reserve balance at 12/31/03.................................   $2.9
Occupancy costs paid........................................    (.8)
Other adjustments...........................................    (.3)
                                                               ----
Reserve balance at 12/31/04.................................   $1.8
                                                               ====

     Management expects the Company's reserve balance at December 31, 2004 related to the reductions in workforce to be adequate. Remaining cash payments of $3.0 million will be funded from ongoing operations and are not expected to have a material impact on GATX's liquidity.

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

     GATX has issued two convertible securities, one in 2002 for $175.0 million and the other in 2003 for $125.0 million. Shares underlying $175.0 million of convertible securities issued in 2002 and the related interest expense adjustment were excluded from the calculation of diluted earnings per share for 2002 and 2003 because of antidilutive effects. These securities are convertible into common stock at a price of $34.09 per share, which would result in 5,133,471 common shares issued upon conversion.

     Shares underlying $125.0 million of convertible securities issued in 2003 and the related interest expense were included in the calculation of diluted earnings per share for 2004 and 2003 in accordance with the guidance provided in EITF 04-08 more fully described in Note 2. Prior to the effective date of EITF 04-08 in September 2004, these shares and related interest expense were excluded from the calculation of diluted earnings per share. As a result, diluted earnings per share previously reported for 2003 and the first three quarters of 2004 have been restated. The impact to net income per diluted share was $.22 and $.04 in 2004 and 2003, respectively. These securities are convertible into common stock with a current conversion price of $23.93 per share, which would result in 5,223,460 common shares issued upon conversion. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. The conversion into common stock is subject to a number of contingencies including the market price of GATX's common stock and the trading price of the notes.

     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004    2003     2002
                                                              ------   -----   ------
NUMERATOR:
Income from continuing operations before cumulative effect
  of accounting change......................................  $158.5   $61.7   $ 24.3
Income from discontinued operations.........................    11.1    15.2     10.9
Cumulative effect of accounting change......................      --      --    (34.9)
  Less: Dividends paid and accrued on preferred stock.......      .1      .1       .1
                                                              ------   -----   ------
NUMERATOR FOR BASIC EARNINGS PER SHARE -- INCOME AVAILABLE
  TO COMMON SHAREHOLDERS....................................  $169.5   $76.8   $   .2
Effect of dilutive securities:
  Add: Dividends paid and accrued on preferred stock........      .1      .1       .1
     After-tax interest expense on convertible
      securities(B).........................................    12.9     1.5       --
                                                              ------   -----   ------
NUMERATOR FOR DILUTED EARNINGS PER SHARE -- INCOME AVAILABLE
  TO COMMON SHAREHOLDERS....................................  $182.5   $78.4   $   .3
DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE -- WEIGHTED AVERAGE
  SHARES....................................................    49.3    49.1     48.9
Effect of dilutive securities:
  Stock options(a)..........................................      .2      .1       .2
  Convertible preferred stock...............................      .1      --       --
  Convertible securities(b).................................    10.4     2.0       --
                                                              ------   -----   ------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE -- ADJUSTED
  WEIGHTED AVERAGE AND ASSUMED CONVERSION...................    60.0    51.2     49.1

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2004    2003     2002
                                                              ------   -----   ------
BASIC EARNINGS PER SHARE:
  Income from continuing operations before cumulative effect
     of accounting change...................................  $ 3.21   $1.26   $  .50
  Income from discontinued operations.......................     .23     .31      .22
                                                              ------   -----   ------
  Income before cumulative effect of accounting change......    3.44    1.57      .72
  Cumulative effect of accounting change....................      --      --     (.72)
                                                              ------   -----   ------
TOTAL BASIC EARNINGS PER SHARE..............................  $ 3.44   $1.57   $   --
                                                              ======   =====   ======
DILUTED EARNINGS PER SHARE(C)
  Income from continuing operations before cumulative effect
     of accounting change...................................  $ 2.86   $1.24   $  .50
  Income from discontinued operations.......................     .18     .29      .22
                                                              ------   -----   ------
  Income before cumulative effect of accounting change......    3.04    1.53      .72
  Cumulative effect of accounting change....................      --      --     (.72)
                                                              ------   -----   ------
TOTAL DILUTED EARNINGS PER SHARE............................  $ 3.04   $1.53   $   --
                                                              ======   =====   ======

---------------

(a) The Company had approximately 2.1 million, 3.8 million, and 2.5 million stock options outstanding at December 31, 2004, 2003, and 2002, respectively, which have been excluded from the computation of diluted earnings per share because of anti-dilutive effects.

(b) Conversion of convertible securities that were issued in February 2002 were excluded from the calculations of diluted earnings in 2002 and 2003 because of anti-dilutive effects.

(c) Diluted earnings per share for the year ended December 31, 2003 has been restated to reflect the impact of EITF 04-8. See Note 2 for more information.

NOTE 24.  FOREIGN OPERATIONS

     GATX has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from various foreign countries. GATX's foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX's share of affiliates' earnings. Revenues and identifiable assets are determined to be foreign or U.S.-based depending upon the location of the customer; classification of affiliates' earnings as foreign or domestic is made based upon the office location of the affiliate. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2004 and 2003. In 2002, Canada contributed 12% to total GATX's revenues and share of affiliates' earnings from continuing operations. In addition, no foreign country represented more than 10% of GATX's identifiable assets for continuing operations in 2004, 2003 or 2002.

     The table below is a summary GATX's continuing operations including subsidiaries and affiliated companies (in millions):

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
REVENUES
Foreign................................................  $  298.6   $  278.5   $  300.1
United States..........................................     867.6      755.1      684.0
                                                         --------   --------   --------
                                                         $1,166.2   $1,033.6   $  984.1
                                                         ========   ========   ========
SHARE OF AFFILIATES' EARNINGS
Foreign................................................  $   51.2   $   41.3   $   29.6
United States..........................................      14.0       25.5       16.5
                                                         --------   --------   --------
                                                         $   65.2   $   66.8   $   46.1
                                                         ========   ========   ========
IDENTIFIABLE BALANCE SHEET ASSETS FOR CONTINUING
  OPERATIONS
Foreign................................................  $2,886.9   $2,545.1   $2,285.3
United States..........................................   2,714.6    2,975.4    3,500.6
                                                         --------   --------   --------
                                                         $5,601.5   $5,520.5   $5,785.9
                                                         ========   ========   ========

     Foreign cash flows generated are used to meet local operating needs and for reinvestment. For non-U.S. functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive income
(loss).

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

     GATX provides services primarily through three operating segments: Rail, Air and Specialty. Other is comprised of corporate results (including selling, general and administrative (SG&A) expense and interest expense not allocated to segments), and the results of American Steamship Company (ASC), a Great Lakes shipping company.

     Rail is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail primarily provides full-service leases under which Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases, under which the lessee is responsible for maintenance, insurance and taxes.

     Air is principally engaged in leasing narrowbody aircraft to commercial airlines and others throughout the world. Air typically provides net leases under which the lessee is responsible for maintenance, insurance and taxes.

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

     Management, evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     GATX allocates corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, corporate SG&A, human resources, legal, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Debt balance and interest expense were allocated based upon a fixed leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt to equity. Rail's leverage ratio was set at 5:1, Air's leverage ratio was set at 4:1 and Specialty's leverage ratio was set at 4:1. Any GATX debt and related interest expense that remained after this allocation methodology was assigned to Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data for the years ended December 31, 2004, 2003 and 2002 (in millions):

                                                                                 INTER-
                                        RAIL       AIR      SPECIALTY   OTHER    SEGMENT    TOTAL
                                      --------   --------   ---------   ------   -------   --------
2004 PROFITABILITY
Revenues............................  $  729.9   $  118.7    $ 86.3     $231.3   $   --    $1,166.2
Share of affiliates' earnings.......      16.6       26.2      22.4         --       --        65.2
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     746.5      144.9     108.7      231.3       --     1,231.4
Depreciation........................     124.2       59.5       4.2        6.7       --       194.6
Interest, net.......................      77.7       42.0      26.2       16.5       --       162.4
Operating lease expense.............     166.0        3.8       4.1         --      (.3)      173.6
Income from continuing operations
  before taxes......................      88.1       14.3      65.4       58.6       .3       226.7
Income from continuing operations...      60.4        9.8      40.6       47.5       .2       158.5
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................     102.5      473.8     142.3         --       --       718.6
Identifiable assets.................   2,721.2    2,086.4     477.4      372.9    (56.4)    5,601.5
                                      --------   --------    ------     ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions.........................     489.9      225.2      22.7       22.2       --       760.0
                                      --------   --------    ------     ------   ------    --------

                                                                                 INTER-
                                        RAIL       AIR      SPECIALTY   OTHER    SEGMENT    TOTAL
                                      --------   --------   ---------   ------   -------   --------
2003 PROFITABILITY
Revenues............................  $  681.3   $  110.2    $141.4     $101.6   $  (.9)   $1,033.6
Share of affiliates' earnings.......      12.5       31.6      22.7         --       --        66.8
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     693.8      141.8     164.1      101.6      (.9)    1,100.4
Depreciation........................     117.0       55.1      10.3        5.6       --       188.0
Interest, net.......................      64.3       41.2      43.5       27.3      (.9)      175.4
Operating lease expense.............     167.6        3.9       4.4         .4      (.3)      176.0
Income (loss) from continuing
  operations before taxes...........      81.2        3.0      62.2      (68.8)      .3        77.9
Income (loss) from continuing
  operations........................      54.9        2.1      38.1      (33.6)      .2        61.7
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................     140.9      484.9     221.8         --       --       847.6
Identifiable assets.................   2,401.6    1,977.0     707.6      440.8     (6.5)    5,520.5
                                      --------   --------    ------     ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions.........................     249.6      227.9     130.9       20.2       --       628.6
                                      --------   --------    ------     ------   ------    --------
2002 PROFITABILITY
Revenues............................  $  659.1   $   89.0    $153.0     $ 85.0   $ (2.0)   $  984.1
Share of affiliates' earnings.......      13.1       14.8      18.2         --       --        46.1
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     672.2      103.8     171.2       85.0     (2.0)    1,030.2
Depreciation........................     105.0       37.1      14.6        6.5       --       163.2
Interest, net.......................      56.2       35.1      53.9       40.4     (1.7)      183.9
Operating lease expense.............     171.3        3.5       4.4         .9      (.6)      179.5
Income (loss) from continuing
  operations before taxes...........      94.3        7.6       7.5      (78.0)      .3        31.7
Income (loss) from continuing
  operations........................      60.7        8.1       4.9      (49.7)      .3        24.3
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................     145.0      470.5     220.2         --       --       835.7
Identifiable assets.................   2,385.3    1,885.6   1,088.0      469.0    (42.0)    5,785.9
                                      --------   --------    ------     ------   ------    --------
CASH FLOW
Portfolio investments and capital
  additions.........................     117.5      571.5     327.3        1.7       --     1,018.0
                                      --------   --------    ------     ------   ------    --------

                     CONSOLIDATED QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                           FIRST      SECOND     THIRD    FOURTH
                                                         QUARTER(C)   QUARTER   QUARTER   QUARTER    TOTAL
                                                         ----------   -------   -------   -------   --------
                                                                 IN MILLIONS, EXCEPT PER SHARE DATA
2004
Gross Income...........................................    $257.8     $283.0    $325.3    $365.3    $1,231.4
Ownership costs and operating expenses from continuing
  operations(A)........................................     191.9      214.2     217.8     225.1       849.0
Income from continuing operations......................      19.7       19.7      48.2      70.9       158.5
Income (loss) from discontinued operations.............       3.2       15.1      (7.5)       .3        11.1
                                                           ------     ------    ------    ------    --------
Net income.............................................    $ 22.9     $ 34.8    $ 40.7    $ 71.2    $  169.6
                                                           ======     ======    ======    ======    ========
PER SHARE DATA:(B)
Basic:
  Income from continuing operations....................    $  .40     $  .40    $  .98    $ 1.43    $   3.21
  Income (loss) from discontinued operations...........       .06        .31      (.16)      .01         .23
                                                           ------     ------    ------    ------    --------
      Total............................................    $  .46     $  .71    $  .82    $ 1.44    $   3.44
                                                           ======     ======    ======    ======    ========
Diluted:(D)
  Income from continuing operations....................    $  .38     $  .38    $  .85    $ 1.23    $   2.86
  Income (loss) from discontinued operations...........       .06        .28      (.12)      .01         .18
                                                           ------     ------    ------    ------    --------
      Total............................................    $  .44     $  .66    $  .73    $ 1.24    $   3.04
                                                           ======     ======    ======    ======    ========
2003
Gross Income...........................................    $251.9     $282.2    $290.4    $275.9    $1,100.4
Ownership costs and operating expenses from continuing
  operations(A)........................................     191.5      210.1     208.9     207.2       817.7
Income from continuing operations......................        .3       18.1      21.3      22.0        61.7
Income from discontinued operations....................       1.5        6.7       1.4       5.6        15.2
                                                           ------     ------    ------    ------    --------
Net income.............................................    $  1.8     $ 24.8    $ 22.7    $ 27.6    $   76.9
                                                           ======     ======    ======    ======    ========
PER SHARE DATA:(B)
Basic:
  Income from continuing operations....................    $  .01     $  .37    $  .43    $  .45    $   1.26
  Income from discontinued operations..................       .03        .14       .03       .11         .31
                                                           ------     ------    ------    ------    --------
      Total............................................    $  .04     $  .51    $  .46    $  .56    $   1.57
                                                           ======     ======    ======    ======    ========
Diluted:(D)
  Income from continuing operations....................    $  .01     $  .37    $  .42    $  .42    $   1.24
  Income from discontinued operations..................       .03        .13       .03       .10         .29
                                                           ------     ------    ------    ------    --------
      Total............................................    $  .04     $  .50    $  .45    $  .52    $   1.53
                                                           ======     ======    ======    ======    ========

---------------

(A) Operating expenses include maintenance expense, marine operating expenses, and other operating expenses.

(B) Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(C) Financial data for the Technology segment has been segregated as discontinued operations for all periods presented. As a result, amounts have been restated from Form 10-Q filed with the SEC for the quarterly period ended March 31, 2004.

(D) Amounts shown as diluted earnings per share in the first, second and third quarters of 2004 and the third and fourth quarters of 2003 have been restated from amounts previously reported to reflect the impact of EITF 04-8. See Note 2 to the consolidated financial statements.

Note: Certain amounts have been reclassified to conform to the current presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive and principal financial officers, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF INTERNAL CONTROL AND
PROCEDURES

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over a financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions, or that the degree of compliance with the applicable policies and procedures may deteriorate.

     The Company's management, with the participation of its principal executive and principal financial officers, has conducted an evaluation of the Company's internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company's internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

     Based on such evaluation, the Company's management has concluded that as of the end of the period covered by this annual report, the Company's internal control over financial reporting was effective.

     Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the management's assessment of the Company's internal control over financial reporting. That report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                              FINANCIAL REPORTING

The Board of Directors and Shareholders of GATX Corporation

     We have audited management's assessment, included in the accompanying Management's Report Regarding the Effectiveness of Internal Control and Procedures, that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GATX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2004 and the financial statement schedules listed in the index at Item 15(a) of GATX Corporation and our report dated March 4, 2005 expressed an unqualified opinion thereon.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 4, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting (as such term is defined above) that occurred during the fiscal quarter ended December 31, 2004 has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors, the Company's Code of Ethics and the Audit Committee Financial Expert is contained in sections entitled "Nominees For Directors," "Additional Information Concerning Nominees," "Board of Directors" and "Audit Committee Report" in the GATX Proxy Statement dated March 21, 2005, which sections are incorporated herein by reference.

     Information regarding executive officers is included in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 21, 2005, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2004):

                            NUMBER OF SECURITIES                          NUMBER OF SECURITIES REMAINING
                                TO BE ISSUED         WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                              UPON EXERCISE OF      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                            OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
      PLAN CATEGORY                 (A)                    (B)                         (C)
--------------------------  --------------------   --------------------   ------------------------------
Equity compensation plans
  approved by
  stockholders............       3,974,607(1)             $29.22                    6,587,202(2)
                                 ---------                ------                    ---------
Total.....................       3,974,607                                          6,587,202
                                 =========                                          =========

---------------

(1) This number includes stock options granted under plans as follows: the 2004 Equity Incentive Plan ("2004 Plan") (533,844); the 1995 Long-Term Incentive Compensation Plan ("1995 Plan") (3,316,067); the Employee Stock Purchase Plan ("ESPP") (32,687); the Directors' Deferred Stock Plan (71,797); the Directors' Deferred Fee Plan (20,212). Stock options awarded to employees for the purchase of shares of Common Stock were granted at the fair market value of the shares on the date of grant, generally have a 7-year exercise period (10 years if granted prior to 2004) and become exercisable one-half on the anniversary of grant, one-quarter on the second anniversary and one-quarter on the third anniversary. Awards of restricted stock granted under the 1995 Plan were established by the Compensation Committee at the time of issuance. This number includes units of phantom stock which are not included in the weighted average price calculation in column (b).

(2) There were 3,215,501 shares available for grant under the 2004 Plan and 3,371,701 shares available under the ESPP. At the time the ESPP was approved, the plan provided for awards of up to 247,167 shares per year for a period of 15 years. The plan has been terminated effective January 1, 2005 and participants shall have 14 months in which to close their accounts. Participant shares still held by the plan are listed in (a) above under shareholder approved plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Audit Fees," "Audit Related Fees," "Tax Fees," and "All Other Fees" in the GATX Proxy Statement dated March 21, 2005, which sections are incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements

                                                                      PAGE
                                                                      ----
        Documents Filed as Part of this Report:
        Report of Independent Registered Public Accounting
        Firm -- Ernst & Young LLP...................................    42
        Consolidated Statements of Income -- Years Ended December
        31, 2004, 2003, and 2002....................................    43
        Consolidated Balance Sheets -- December 31, 2004 and 2003...    44
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2004, 2003, and 2002...........................    45
        Consolidated Statements of Changes in Shareholders'
        Equity -- December 31, 2004, 2003 and 2002..................    46
        Consolidated Statements of Comprehensive Income
        (Loss) -- Years Ended December 31, 2004, 2003, and 2002.....    47
        Notes to Consolidated Financial Statements..................    48

    2.   Financial Statement Schedules:

        Schedule I Condensed Financial Information of Registrant....    96

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

                                                     GATX CORPORATION
                                                       (Registrant)

                                                  /s/ RONALD H. ZECH
                                          --------------------------------------
                                                      Ronald H. Zech
                                                       Chairman and
                                                 Chief Executive Officer
                                                      March 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   /s/ RONALD H. ZECH                              Chairman and
 ------------------------------------------------------      Chief Executive Officer
                     Ronald H. Zech                            (Principal Executive
                     March 14, 2005                                  Officer)


                  /s/ BRIAN A. KENNEY                         President and Director
 ------------------------------------------------------
                    Brian A. Kenney
                     March 14, 2005


                  /s/ ROBERT C. LYONS                             Vice President
 ------------------------------------------------------    and Chief Financial Officer
                    Robert C. Lyons                            (Principal Financial
                     March 14, 2005                                  Officer)


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian                         (Principal Accounting
                     March 14, 2005                                  Officer)


                    Rod F. Dammeyer                                  Director
                     James M. Denny                                  Director
                   Richard Fairbanks                                 Director
                    Deborah M. Fretz                                 Director
                     Miles L. Marsh                                  Director
                    Mark G. McGrath                                  Director
                   Michael E. Murphy                                 Director
                     Casey J. Sylla                                  Director


  By                 /s/ RONALD J. CIANCIO
        ------------------------------------------------
                       Ronald J. Ciancio
                       (Attorney in Fact)
                         March 14, 2005

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                              STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                    IN MILLIONS
GROSS INCOME (LOSS).........................................  $  2.3   $  (.1)  $  1.7
COSTS AND EXPENSES
Interest, net...............................................    44.1     41.5     39.3
Selling, general and administrative.........................    51.2     21.8     18.4
                                                              ------   ------   ------
TOTAL COSTS AND EXPENSES....................................    95.3     63.3     57.7
LOSS BEFORE INCOME TAX BENEFIT AND SHARE OF NET INCOME OF
  CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........................................   (93.0)   (63.4)   (56.0)
INCOME TAX BENEFIT..........................................   (47.6)   (27.8)   (19.4)
                                                              ------   ------   ------
LOSS BEFORE SHARE OF NET INCOME OF CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............   (45.4)   (35.6)   (36.6)
SHARE OF NET INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................   203.9     97.3     60.9
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................   158.5     61.7     24.3
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................      --       --    (34.9)
                                                              ------   ------   ------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................   158.5     61.7    (10.6)
SHARE OF NET INCOME FROM DISCONTINUED OPERATIONS
Operating results, net of taxes.............................    18.3     15.2      4.7
(Loss) gain on sale of segment, net of taxes................    (7.2)      --      6.2
                                                              ------   ------   ------
TOTAL DISCONTINUED OPERATIONS...............................    11.1     15.2     10.9
                                                              ------   ------   ------
NET INCOME..................................................  $169.6   $ 76.9   $   .3
                                                              ======   ======   ======

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                  IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $     .1   $     .1
RECEIVABLES.................................................        --         .1
ALLOWANCE FOR POSSIBLE LOSSES...............................      (2.7)
RECOVERABLE INCOME TAXES....................................        --        1.8
OTHER ASSETS................................................     107.0       55.4
INVESTMENT IN SUBSIDIARIES..................................   1,770.5    1,606.1
                                                              --------   --------
                                                              $1,874.9   $1,663.5
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   34.4   $   27.0
DEBT........................................................     300.0      300.0
DUE TO SUBSIDIARIES.........................................     386.3      339.3
OTHER LIABILITIES...........................................      73.3      108.3
                                                              --------   --------
TOTAL LIABILITIES...........................................     794.0      774.6

SHAREHOLDERS' EQUITY
Preferred stock.............................................        --         --
Common stock................................................      35.9       35.7
Additional capital..........................................     401.7      396.2
Reinvested earnings.........................................     750.3      620.1
Accumulated other comprehensive income (loss)...............      21.6      (34.4)
                                                              --------   --------
                                                               1,209.5    1,017.6
Less: cost of common shares in treasury.....................    (128.6)    (128.7)
                                                              --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................   1,080.9      888.9
                                                              --------   --------
                                                              $1,874.9   $1,663.5
                                                              ========   ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                    IN MILLIONS
OPERATING ACTIVITIES
Net income..................................................  $169.6   $ 76.9   $   .3
Less: income from discontinued operations...................    11.1     15.2     10.9
                                                              ------   ------   ------
Income (loss) from continuing operations....................   158.5     61.7    (10.6)
Adjustments to reconcile income (loss) from continuing
  operations to net cash (used in) provided by continuing
  operations:
     Depreciation...........................................               .5       .6
     Deferred income taxes..................................   (84.5)   (18.5)     1.3
     Share of net income (loss) of continuing operations
      before cumulative effect of accounting change, in
      excess of dividends received..........................   (97.0)   (41.4)   (43.0)
     Cumulative effect of accounting change.................      --       --     34.9
Other, including working capital............................     1.7      7.4    (27.4)
                                                              ------   ------   ------
     Net cash (used in) provided by continuing operations...   (21.3)     9.7    (44.2)
INVESTING ACTIVITIES
Additions to property and equipment.........................    (1.5)      --       --
Proceeds from other asset sales.............................      .8       --       --
                                                              ------   ------   ------
     Net cash used in investing activities of continuing
      operations............................................     (.7)      --       --
FINANCING ACTIVITIES
Investment in subsidiaries..................................      --       --    (45.0)
Net proceeds from issuance of long-term debt................      --    121.3    169.5
Advances from (to) continuing operations....................    55.6    (72.0)   (26.2)
Issuance of common stock and other..........................     5.8      3.8      8.4
Cash dividends..............................................   (39.4)   (62.8)   (62.5)
                                                              ------   ------   ------
     Net cash provided by (used in) financing activities of
      continuing operations.................................    22.0     (9.7)    44.2
                                                              ------   ------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................  $   --   $   --   $   --
                                                              ======   ======   ======

                                GATX CORPORATION
                                (PARENT COMPANY)

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $169.6   $ 76.9   $   .3
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)..................    55.5     75.4     (5.3)
  Unrealized gain (loss) on securities......................     2.2       .3     (2.1)
  Unrealized loss on derivative instruments.................    (1.6)   (24.3)    (2.4)
  Minimum pension liability adjustment......................     (.1)    19.0    (20.9)
                                                              ------   ------   ------
Other comprehensive income (loss)...........................    56.0     70.4    (30.7)
                                                              ------   ------   ------
COMPREHENSIVE INCOME (LOSS).................................  $225.6   $147.3   $(30.4)
                                                              ======   ======   ======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
   FILED WITH THIS STATEMENT:
  10.1      Participation Agreement, dated as of April 30, 2002, among
            USEB Aircraft Limited, Geary Leasing Limited, Jackson
            Leasing Limited, Jackson Leasing Corporation, Jackson
            Leasing (Ireland) Limited, Jackson Leasing (Cyprus) Limited,
            Kearny Leasing Limited, Walkers SPV Limited, Barclays Bank
            PLC, Wells Fargo Bank Northwest, N.A., GATX Financial
            Corporation and Export-Import Bank of the United States.
  10.2      Participation Agreement Amendment No. 1, dated as of
            November 22, 2002, among USEB Aircraft Limited, Geary
            Leasing Limited, Jackson Leasing Limited, Jackson Leasing
            Corporation, Jackson Leasing (Ireland) Limited, Jackson
            Leasing (Cyprus) Limited, Kearny Leasing Limited, Walkers
            SPV Limited, Barclays Bank PLC, Wells Fargo Bank Northwest,
            N.A., GATX Financial Corporation and Export-Import Bank of
            the United States.
  10.3      Loan Agreement, dated as of April 30, 2002, among USEB
            Aircraft Limited, Geary Leasing Limited, Jackson Leasing
            Limited, Jackson Leasing Corporation, Jackson Leasing
            (Ireland) Limited, Jackson Leasing (Cyprus) Limited, Kearny
            Leasing Limited, Walkers SPV Limited, Barclays Bank PLC,
            Wells Fargo Bank Northwest, N.A., GATX Financial Corporation
            and Export-Import Bank of the United States.
  10.4      GATX Guarantee, dated as of April 30, 2002, by GATX
            Corporation and GATX Financial Corporation in favor of Wells
            Fargo Bank Northwest, N.A.
  10.5      Aircraft Facility Agreement, dated as of December 20, 2001, among the lenders named therein, Halifax plc, Credit
            Lyonnais, Bayerische Landesbank Girozentrale, Kreditanstalt
            Fur Wiederaufbau, EFG Aircraft Limited, EFG Aircraft
            (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
            Leasing (Ireland) Limited and GATX Financial Corporation.
  10.6      ECA Facility Agreement Side Letter, dated December 20, 2001, among Credit Lyonnais, Halifax plc, Bayerische Landesbank
            Girozentrale, Kreditanstalt Fur Wiederaufbau and GATX
            Financial Corporation.
  10.7      Deed of Amendment, dated as of December 22, 2003 between EFG
            Aircraft (Holdings) Limited, EFGA Aircraft Limited, EFGB
            Aircraft Limited, EFG Aircraft Limited, EFG Aircraft
            (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
            Leasing (Ireland) Limited, O'Farrell Leasing Corporation,
            GATX Financial Corporation and Credit Lyonnais.
  10.8      Guarantee, dated as of December 2001, among GATX Financial
            Corporation, Credit Lyonnais, EFG Aircraft Limited and EFG
            Aircraft (Ireland) Limited.
  12.       Statement regarding computation of ratios of earnings to      112
            combined fixed charges and preferred stock dividends.
  21.       Subsidiaries of the Registrant.                               113
  23.       Consent of Ernst & Young LLP, Independent Registered Public   114
            Accounting Firm.
  24.       Powers of Attorney with respect to the Annual Report on Form
            10-K for the fiscal year ended December 31, 2004.
  31A.      Certification of Principal Executive Officer under Section    115
            302 of the Sarbanes-Oxley Act of 2002.
  31B.      Certification of Principal Financial Officer under Section    116
            302 of the Sarbanes-Oxley Act of 2002.
  32.       Certification Pursuant to 18 U.S.C. Section 1350, as          117
            adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO and CFO Certification).
  INCORPORATED BY REFERENCE:
  3A.       Restated Certificate of Incorporation of GATX Corporation,
            as amended is incorporated herein by reference to Exhibit 3A to GATX's Quarterly Report on Form 10-Q for the quarterly
            period ended March 31, 2002, file number 1-2328.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  3B.       By-Laws of GATX Corporation, as amended are incorporated
            herein by reference to Exhibit 3A to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
            2004, file number 1-2328.
  4A.       Indenture dated July 31, 1989 between GATX Capital
            Corporation and The Chase Manhattan Bank is incorporated
            herein by reference to Exhibit 4(a) to GATX Capital
            Corporation's Form S-3, file number 33-30300.
  4B.       Supplemental Indenture dated as of December 18, 1991 between
            GATX Capital Corporation and The Chase Manhattan Bank is
            incorporated herein by reference to Exhibit 4(b) to GATX
            Capital Corporation's Form S-3, file number 33-64474.
  4C.       Second Supplemental Indenture dated as of January 2, 1996
            between GATX Capital Corporation and The Chase Manhattan
            Bank is incorporated herein by reference to Exhibit 4.3 to
            GATX Capital Corporation's Form 8-K dated October 15, 1997, file number 1-8319.
  4D.       Third Supplemental Indenture dated as of October 14, 1997
            between GATX Capital Corporation and The Chase Manhattan
            Bank is incorporated herein by reference to Exhibit 4.4 to
            GATX Capital Corporation's Form 8-K dated October 15, 1997, file number 1-8319.
  4E.       Indenture dated as of October 1, 1987 between General
            American Transportation Corporation and The Chase Manhattan
            Bank (National Association) is incorporated herein by
            reference to General American Transportation Corporation's
            Form S-3, file number 33-17692.
  4F.       First Supplemental Indenture dated as of May 15, 1988
            between General American Transportation Corporation and The
            Chase Manhattan Bank is incorporated herein by reference to
            General American Transportation Corporation's Form 10-Q for
            the quarterly period ended June 30, 1988, file number
            2-54754.
  4G.       Second Supplemental Indenture dated as of March 15, 1990
            between General American Transportation Corporation and The
            Chase Manhattan Bank is incorporated herein by reference to
            General American Transportation Corporation's Form 8-K dated
            March 15, 1990, file number 2-54754.
  4H.       Third Supplemental Indenture dated as of June 15, 1990
            between General American Transportation Corporation and The
            Chase Manhattan Bank is incorporated herein by reference to
            General American Transportation Corporation's Form 8-K dated
            June 29, 1990, file number 2-54754.
  4I.       Fourth Supplemental Indenture dated as of June 15, 1996
            between General American Transportation Corporation and the
            Chase Manhattan Bank is incorporated herein by reference to
            Exhibit 4.1 to General American Transportation's Form 8-K
            dated January 26, 1996, file number 2-54754.
  4J.       Indenture dated as of November 1, 2003 between GATX
            Financial Corporation and JP Morgan Chase Bank is
            incorporated herein by reference to Exhibit 4Q to GATX
            Financial Corporation's Annual Report on Form 10-K for the
            fiscal year ended December 31, 2003, file number 1-8319.
  4K.       Indenture dated February 1, 2002 between GATX Corporation,
            GATX Financial Corporation and JP Morgan Chase Bank is
            incorporated herein by reference to Exhibit 4.3 to Form
            S-3/A dated June 18, 2002, file number 333-86212-01.
  4L.       Indenture dated as of August 15, 2003 between GATX
            Corporation, GATX Financial Corporation and JP Morgan Chase
            Bank, is incorporated herein by reference to Exhibit 4.3 to
            Form S-3 dated November 13, 2003, file number 33-110451.
  10A.      Credit Agreement dated May 18, 2004 between GATX Financial
            Corporation, the lenders listed therein, and Citicorp USA,
            Inc., as Administrative Agent is incorporated herein by
            reference to GATX Corporation's Form 8-K dated May 18, 2004, file number 1-2328.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  10B.      GATX Corporation 1995 Long-Term Incentive Compensation Plan
            is incorporated herein by reference to Exhibit 10A to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            March 31, 1995, file number 1-2328.
            i.   Amendment of said Plan effective as of January 31, 1997
            is incorporated herein by reference to Exhibit 10B to GATX's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1996, file number 1-2328.
            ii.  Amendment of said Plan effective as of December 5, 1997 is incorporated herein by reference to Exhibit 10B to GATX's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1999, file number 1-2328.
            iii. Amendment of said Plan effective as of April 24, 1998,
            Amendment of said Plan effective June 9, 2000, and Amendment of said Plan effective January 26, 2001, is
                 incorporated herein by reference to Exhibit 10B to
                 GATX's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 2000, file number 1-2328
  10C.      GATX Corporation Deferred Fee Plan for Directors, as amended and restated July 1, 1998 is incorporated herein by
            reference to Exhibit 10C to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999, file
            number 1-2328.
  10D.      1984 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive officers dated September 1, 1984, as amended, is incorporated herein by reference to Exhibit 10F to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.
  10E.      1985 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive officers dated July 1, 1985, as amended, is
            incorporated herein by reference to Exhibit 10G to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.
  10F.      1987 Executive Deferred Income Plan Participation Agreement
            between GATX Corporation and participating directors and
            executive officers dated December 31, 1986, as amended, is incorporated herein by reference to Exhibit 10H to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.
  10G.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and certain participating directors and participating executive officers entered into as of
            January 1, 1990, is incorporated herein by reference to
            Exhibit 10J to GATX's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1989, file number 1-2328.
  10H.      Retirement Supplement to Executive Deferred Income Plan
            Participation Agreements entered into as of January 23,
            1990, between GATX and certain participating directors to
            GATX's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1989, file number 1-2328 and between GATX and certain other participating directors is incorporated herein by reference to Exhibit 10K to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1990, file
            number 1-2328.
  10I.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and participating executive officers entered into as of April 23, 1993 is incorporated herein by reference to Exhibit 10J to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1993, file
            number 1-2328.
  10J.      Summary of the Directors' Deferred Stock Plan approved on
            July 26, 1996, effective as of April 26, 1996 is
            incorporated herein by reference to Exhibit 10 to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 1996, file number 1-2328.
  10K.      Employment Agreement between GATX Corporation and Ronald H.
            Zech dated as of October 11, 2002 is incorporated herein by reference to Exhibit 10 (iii) (A) to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
            2002, file number 1-2328.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
  10L.      Amendment of Employment Agreement between GATX Corporation and Ronald H. Zech dated as of October 19, 2004 is
            incorporated herein by reference to Exhibit 10.1 to GATX's
            Form 8-K dated October 19, 2004, file number 1-2328.
  10M.      Amended and Restated Agreements for Continued Employment
            Following a Change of Control between GATX Corporation and
            Messrs. Kenney, Earl, Edwards and Zech dated as of August 6,
            2004 is incorporated herein by reference to Exhibit 10A to
            GATX's Quarterly Report on Form 10-Q for the quarterly
            period ended September 30, 2004, file number 1-2328.
  10N.      Amended and Restated Agreements for Continued Employment
            Following a Change of Control between GATX Corporation and
            Mr. Coe dated as of August 6, 2004 is incorporated herein by reference to Exhibit 10B to GATX's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2004, file number 1-2328.
  10O.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain
            executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance
            goals that qualify the award as performance based
            compensation under 162(m) of the Internal Revenue Code is
            incorporated herein by reference to Exhibit 10C to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 2004, file number 1-2328.
  10P.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain
            executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance
            goals is incorporated herein by reference to Exhibit 10D to
            GATX's Quarterly Report on Form 10-Q for the quarterly
            period ended September 30, 2004, file number 1-2328.
  10Q.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain
            executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 2004, file number 1-2328.
  10R.      Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX's Quarterly
            Report on Form 10-Q for the quarterly period ended September
            30, 2004, file number 1-2328.
  10S.      Amended Agreements for Continued Employment Following Change
            of Control between GATX Corporation and Ronald H. Zech dated as of October 19, 2004 is incorporated herein by reference to Exhibit 10.2 to GATX Form 8-K dated October 19, file
            number 1-2328.
  10T.      Employment and Consulting Agreement between GATX Financial
            Corporation and David Edwards dated December 7, 2004 is
            incorporated herein by reference to Exhibit 10.1 to GATX
            Form 8-K dated December 7, file number 1-2328.
  10U.      GATX Corporation 2004 Equity Incentive Compensation Plan is
            incorporated herein by reference to Exhibit C to the
            Definitive Proxy Statement filed on March 18, 2004 in
            connection with GATX's 2004 Annual Meeting of Shareholders, file number 1-2328.
  10V.      GATX Corporation Cash Incentive Compensation Plan is
            incorporated herein by reference to Exhibit D to the
            Definitive Proxy Statement filed on March 18, 2004 in
            connection with GATX's 2004 Annual Meeting of Shareholders, file number 1-2328.
  99A.      Undertakings to the GATX Corporation Salaried Employees'
            Retirement Savings Plan is incorporated herein by reference to GATX's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1982, file number 1-2328.
  99B.      Certain instruments evidencing long-term indebtedness of
            GATX Financial Corporation are not being filed as exhibits to this Report because the total amount of securities
            authorized under any such instrument does not exceed 10% of
            GATX Corporation's total assets. GATX Corporation will
            furnish copies of any such instruments upon request of the
            Securities and Exchange Commission.