Form 10-Q
period 2005-03-31
GATX CORP
filed 2005-05-06
CIK 40211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328
                            -------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,941,741 shares of common stock were outstanding as of April 29, 2005.

                                GATX CORPORATION
                                    FORM 10-Q
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2005

                                      INDEX

Item No.                                                                                                Page No.
--------                                                                                                --------
                                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Statements of Income (Unaudited)..............................................       1
           Consolidated Balance Sheets (Unaudited)....................................................       3
           Consolidated Statements of Cash Flows (Unaudited)..........................................       4
           Notes to the Consolidated Financial Statements (Unaudited).................................       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
               Risk Factors...........................................................................      12
               Comparison of First Three Months of 2005 to First Three Months of 2004.................      12
               Cash Flow and Liquidity................................................................      22
               New Accounting Pronouncements..........................................................      24
               Critical Accounting Policies...........................................................      24
               Non-GAAP Financial Measures............................................................      24
               Forward Looking Statements.............................................................      26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................      27

Item 4.  Controls and Procedures......................................................................      27

                                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................      28

Item 4.  Submission of Matters to a Vote of Security Holders..........................................      29

Item 6.  Exhibits.....................................................................................      29

SIGNATURE.............................................................................................      30

EXHIBIT INDEX.........................................................................................      31

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                THREE MONTHS ENDED
                                                                                                   MARCH 31, 2005
                                                                                            ----------------------------
                                                                                                 2005         2004 (a)
                                                                                            ------------   -------------
GROSS INCOME
Lease income............................................................................    $      215.7   $       187.1
Marine operating revenue................................................................             5.9             6.7
Interest income.........................................................................             3.4             8.5
Asset remarketing income................................................................            10.4            18.5
Gain on sale of securities..............................................................             4.9             1.1
Fees....................................................................................             3.6             3.6
Other ..................................................................................            13.1            14.7
                                                                                            ------------   -------------
Revenues................................................................................           257.0           240.2
Share of affiliates' earnings...........................................................            22.9            17.6
                                                                                            ------------   -------------
TOTAL GROSS INCOME......................................................................           279.9           257.8

OWNERSHIP COSTS
Depreciation ...........................................................................            51.8            45.1
Interest, net...........................................................................            41.7            38.5
Operating lease expense.................................................................            43.5            43.7
                                                                                            ------------   -------------
TOTAL OWNERSHIP COSTS...................................................................           137.0           127.3

OTHER COSTS AND EXPENSES
Maintenance expense.....................................................................            49.1            46.3
Marine operating expenses...............................................................             4.9             5.6
Other operating expenses................................................................            10.2            12.7
Selling, general and administrative.....................................................            38.7            38.2
Reversal of provision for possible losses...............................................            (3.2)           (1.9)
Asset impairment charges................................................................             2.1              .1
Fair value adjustments for derivatives..................................................            (2.1)           (1.1)

                                                                                            ------------   -------------
TOTAL OTHER COSTS AND EXPENSES..........................................................            99.7            99.9
                                                                                            ------------   -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...................................            43.2            30.6

INCOME TAXES............................................................................            14.8            10.9
                                                                                            ------------   -------------
INCOME FROM CONTINUING OPERATIONS.......................................................            28.4            19.7

DISCONTINUED OPERATIONS.................................................................              --             3.2
                                                                                            ------------   -------------

NET INCOME..............................................................................    $       28.4   $        22.9
                                                                                            ============   =============

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                             -------------------------
                                                                                                2005         2004 (a)
                                                                                             -----------   -----------
PER SHARE DATA
Basic:
Income from continuing operations.......................................................     $       .57   $       .40
Income from discontinued operations.....................................................              --           .06
                                                                                             -----------   -----------
Total...................................................................................     $       .57   $       .46
                                                                                             ===========   ===========

Average number of common shares (in thousands)..........................................          49,637       49,258

Diluted: (b)
Income from continuing operations.......................................................     $       .52   $       .38
Income from discontinued operations.....................................................              --           .06
                                                                                             -----------   -----------
Total...................................................................................     $       .52   $       .44
                                                                                             ===========   ===========

Average number of common shares and common share equivalents (in thousands).............          60,598        54,779

Dividends declared per common share.....................................................     $       .20   $       .20

(a) Results for the period ended March 31, 2004, including the presentation of per share data, have been restated to reflect Technology as a discontinued operation. See Note 12 to the consolidated financial statements for additional information.

(b) Diluted earnings per share for the three months ended March 31, 2004 have been restated to reflect the impact of EITF 04-8. See Note 10 to the consolidated financial statements for more information.

  The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                           MARCH 31         DECEMBER 31
                                                                                             2005              2004
                                                                                          ----------        -----------
ASSETS

CASH AND CASH EQUIVALENTS ..............................................................  $     58.5        $     63.4
RESTRICTED CASH ........................................................................        60.7              60.0

RECEIVABLES
Rent and other receivables .............................................................        71.6              77.0
Finance leases .........................................................................       306.4             285.9
Loans ..................................................................................        79.0              89.2
Less: allowance for possible losses ....................................................       (19.4)            (22.1)
                                                                                          ----------        ----------
                                                                                               437.6             430.0
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail ...................................................................................     3,622.4           3,847.9
Air ....................................................................................     1,607.0           1,704.1
Specialty ..............................................................................        64.3              65.4
Other ..................................................................................       213.5             212.3
Less: allowance for depreciation .......................................................    (1,905.9)         (1,924.1)
                                                                                          ----------        ----------
                                                                                             3,601.3           3,905.6
Progress payments for aircraft and other equipment .....................................        20.4              20.0
                                                                                          ----------        ----------
                                                                                             3,621.7           3,925.6

INVESTMENTS IN AFFILIATED COMPANIES ....................................................       793.8             718.6
GOODWILL ...............................................................................        90.7              93.9
OTHER INVESTMENTS ......................................................................        74.0              79.0
OTHER ASSETS ...........................................................................       235.2             242.4
                                                                                          ----------        ----------
                                                                                          $  5,372.2        $  5,612.9
                                                                                          ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..................................................  $    308.5        $    378.2

DEBT
Commercial paper and bank credit facilities ............................................        19.6              72.1
Recourse ...............................................................................     2,730.7           2,887.1
Nonrecourse ............................................................................        92.0              93.5
Capital lease obligations ..............................................................        72.5              79.4
                                                                                          ----------        ----------
                                                                                             2,914.8           3,132.1

DEFERRED INCOME TAXES ..................................................................       726.5             721.0
OTHER LIABILITIES ......................................................................       335.9             300.7
                                                                                          ----------        ----------
TOTAL LIABILITIES ......................................................................     4,285.7           4,532.0

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 20,840 and 21,468 shares of Series A and B Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2005 and December 31, 2004, respectively,
  aggregate liquidation preference of $1.3 million) ....................................           *                 *
Common stock ($.625 par value, 120,000,000 authorized, 57,771,976 and 57,477,201 shares issued and 49,825,145 and 49,530,370 shares outstanding as of March 31, 2005
  and December 31, 2004, respectively) .................................................        36.0              35.9
Additional capital .....................................................................       405.8             401.7
Reinvested earnings ....................................................................       768.7             750.3
Accumulated other comprehensive income .................................................         4.6              21.6
                                                                                          ----------        ----------
                                                                                             1,215.1           1,209.5
  Treasury shares, at cost (7,946,831 shares at March 31, 2005 and December 31, 2004)...      (128.6)           (128.6)
                                                                                          ----------        ----------
TOTAL SHAREHOLDERS' EQUITY .............................................................     1,086.5           1,080.9
                                                                                          ----------        ----------
                                                                                          $  5,372.2        $  5,612.9
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

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                         ------------------
                                                                                          2005       2004
                                                                                         ------     ------
OPERATING ACTIVITIES
Net income ..........................................................................   $  28.4    $  22.9
Less: Income from discontinued operations ...........................................        --        3.2
                                                                                        -------    -------
Income from continuing operations ...................................................      28.4       19.7
Adjustments to reconcile income from continuing operations to net cash (used in)
 provided by operating activities of continuing operations:
     Realized gains on remarketing of leased equipment ..............................      (8.0)     (17.4)
     Gain on sale of securities .....................................................      (4.9)      (1.1)
     Depreciation ...................................................................      54.4       48.5
     Reversal of provision for possible losses ......................................      (3.2)      (1.9)
     Asset impairment charges .......................................................       2.1         .1
     Deferred income taxes ..........................................................      11.4       10.1
     Share of affiliates' earnings, net of dividends ................................     (16.9)     (13.8)
     Increase in recoverable income taxes ...........................................      (7.8)       (.5)
     Net decrease in operating lease payable ........................................     (41.7)     (31.2)
     Other, including working capital ...............................................     (23.7)     (10.5)
                                                                                        -------    -------
     Net cash (used in) provided by operating activities of continuing operations ...      (9.9)       2.0

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for leveraged leases,
 operating lease assets and facilities ..............................................     (71.5)     (71.5)
Loans extended ......................................................................        --       (6.3)
Investments in affiliated companies .................................................     (18.4)        --
Progress payments ...................................................................       (.4)       (.9)
Other investments ...................................................................      (4.0)     (25.9)
                                                                                        -------    -------
Portfolio investments and capital additions .........................................     (94.3)    (104.6)
Portfolio proceeds ..................................................................      89.7      174.9
Proceeds from other asset sales .....................................................     206.3       12.0
Net (increase) decrease in restricted cash ..........................................       (.7)       1.8
                                                                                        -------    -------

     Net cash provided by investing activities of continuing operations .............     201.0       84.1

FINANCING ACTIVITIES
Net proceeds from issuance of debt ..................................................        --       12.4
Repayment of debt ...................................................................    (142.4)     (66.3)
Net decrease in commercial paper and bank credit facilities .........................     (50.0)      (4.8)
Net decrease in capital lease obligations ...........................................      (6.4)     (14.6)
Issuance of common stock and other ..................................................       4.2         .2
Cash dividends ......................................................................     (10.0)      (9.8)
                                                                                        -------    -------
     Net cash used in financing activities of continuing operations .................    (204.6)     (82.9)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ...............................       (.4)       (.4)
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET (SEE NOTE 12) .........................       9.0       10.5
                                                                                        -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................................   $  (4.9)   $  13.3
                                                                                        =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  1. DESCRIPTION OF BUSINESS

      GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar and locomotive leasing, aircraft operating leasing, and financing other large-ticket equipment. In addition, GATX owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

      GATX also invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes, and enter new markets.

      On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services and its Canadian affiliate (Technology). Prior to December 31, 2004 the remaining assets consisting primarily of interests in two joint ventures were sold. Financial data for Technology has been segregated as discontinued operations for all periods presented.

NOTE  2. BASIS OF PRESENTATION

      The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods.

      Certain amounts in the 2004 financial statements have been reclassified to conform to the current presentation, including the separate presentation and reporting of discontinued operations.

NOTE  3. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. In April 2005, the Securities and Exchange Commission issued Release No. 33-8568 which deferred the effective date of SFAS 123(R) to the first interim or annual reporting period of fiscal years beginning on or after June 15, 2005. GATX expects to implement SFAS No. 123(R) on January 1, 2006.

      In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 which introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. It is anticipated that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

      Accounting for Certain Leveraged Leases - Prior to 2004, GATX entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with guidance provided in SFAS No. 13, Accounting for Leases. This accounting guidance requires total income over the term of a lease to be recognized into income on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service (IRS) challenged the timing of certain tax deductions claimed with respect to these transactions. GATX believes that its tax position related to these transactions was proper, based upon applicable statutes, regulations and case law in effect at the time the transactions were initiated. GATX and the IRS are conducting settlement discussions with respect to these transactions. However, resolution of this matter has not concluded and may ultimately be litigated.

      Under existing accounting guidance provided in SFAS No. 13, any changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. However, the FASB is currently reviewing this issue and expects to provide new guidance in the form of an FSP in the second quarter of 2005. If existing rules are modified in such a way as to require a recalculation of the timing of leveraged lease income recognition to reflect a settlement of this tax matter, this change in accounting could result in a one-time, non-cash charge to earnings. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. The impact to GATX's financial results will be dependent on the details of the FASB's new guidance and the timing and terms of any IRS settlement.

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

      For all affiliated companies held at the end of the quarter as part of continuing operations, operating results, assuming GATX held a 100 percent interest, would be (in millions):

                                           THREE MONTHS ENDED
                                                MARCH 31
                                        --------------------------
                                           2005           2004
                                        ------------   -----------
Revenues............................    $     179.9    $   166.2
Pre-tax income......................           45.8         33.1

NOTE  5. PENSION AND OTHER POST-RETIREMENT BENEFITS

      The components of pension and other post-retirement benefit costs for the three months ended March 31, 2005 and 2004 are as follows (in millions):

                                              2005 PENSION  2004 PENSION    2005 RETIREE     2004 RETIREE
                                                BENEFITS      BENEFITS    HEALTH AND LIFE  HEALTH AND LIFE
                                              ------------  ------------  ---------------  ----------------
Service cost................................  $     1.5       $ 1.8           $  .1            $  .1
Interest cost...............................        5.7         5.8             1.1              1.2
Expected return on plan assets..............       (7.5)       (7.7)             --               --
Amortization of:
  Unrecognized prior service cost...........         .1          .1              --               --
  Unrecognized net loss.....................         .6          .4              .1               .2
                                              ---------       -----           -----            -----
Net costs...................................  $      .4       $  .4           $ 1.3            $ 1.5
                                              =========       =====           =====            =====

      The previous tables include amounts allocated to discontinued operations, all of which are immaterial.

      GATX uses a December 31 measurement date for all of its plans. The amounts reported are based on estimated annual costs. Actual annual costs for the year ending December 31, 2005 may differ from the estimates provided.

      GATX expects to contribute approximately $2.8 million to its pension plans (domestic and foreign) and approximately $8.1 million to its other post-retirement benefit plans in 2005. Through March 31, 2005 contributions of $.4 million have been made to the foreign pension plan. In addition, contributions of $2.1 million have been made to the other post-retirement benefit plans.

NOTE  6. GUARANTEES

      In connection with certain investments or transactions, GATX's subsidiaries have provided guarantees which could potentially require performance in the event of demands by third parties. Similar to GATX's balance sheet investments, these guarantees expose GATX to credit, market, and equipment risks; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

      The following table shows GATX's guarantees for continuing operations as of (in millions):

                                                                   MARCH 31, 2005    DECEMBER 31, 2004
                                                                   --------------    -----------------
Affiliate debt guarantees -- recourse to GATX.................      $        12.6     $          12.4
Asset residual value guarantees...............................              417.8               437.6
Lease and loan payment guarantees.............................               54.6                57.0
                                                                    -------------     ---------------
                                                                    $       485.0     $         507.0
                                                                    =============     ===============

      At March 31, 2005, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $485.0 million. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $2.8 million. The expiration dates of these guarantees range from 2005 to 2017. Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of March 31, 2005. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

NOTE  7. VARIABLE INTEREST ENTITIES

      GATX has ownership interests in certain investments that are considered Variable Interest Entities (VIEs) in accordance with FASB Interpretation No. 46R Consolidation of Variable Interest Entities (FIN 46R). However, GATX is not a primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. GATX's maximum exposure to loss with respect to these VIEs is approximately $266.8 million of which $238.2 million was the aggregate carrying value of these investments recorded on the balance sheet at March 31, 2005.

NOTE  8. COMPREHENSIVE INCOME

      GATX includes foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on certain qualified derivative instruments in comprehensive income. For the three months ended March 31, 2005 and 2004, comprehensive income was $11.4 million and $20.5 million, respectively.

NOTE  9. INCENTIVE COMPENSATION PLANS

      GATX grants stock-based awards to employees pursuant to established compensation plans, as described more fully in its Annual Report on Form 10-K for the year ended December 31, 2004. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized, because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant. See Note 3 relating to new accounting pronouncements for additional information.

      Pro forma information regarding net income and earnings per share is required to be disclosed as if GATX had accounted for its employee stock options using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes model, one of the most frequently referenced models used to value options, was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because GATX's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation plans (in millions, except for per share data):

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                 ----------------------------
                                                                                     2005            2004
                                                                                 -----------     ------------
Net income, as reported......................................................    $      28.4     $       22.9
Add: Stock-based compensation expense, net of tax............................             .5               .2
Deduct: Total stock-based employee compensation expense determined under the
fair value-based method for all awards, net of tax...........................           (1.0)             (.7)
                                                                                 -----------     ------------
Pro forma net income.........................................................    $      27.9     $       22.4
                                                                                 ===========     ============

NET INCOME PER SHARE:
Basic, as reported...........................................................    $        .57    $        .46
Basic, pro forma.............................................................             .56             .45
Diluted, as reported.........................................................             .52             .44
Diluted, pro forma...........................................................             .51             .43

NOTE  10. EARNINGS PER SHARE

      GATX has issued two convertible securities, one in 2002 for $175.0 million and the other in 2003 for $125.0 million. Shares underlying $175.0 million of convertible securities issued in 2002 and the related interest expense adjustment were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 because of antidilutive effects. These securities are convertible into common stock at a price of $34.09 per share, which would result in 5,133,471 common shares issued upon conversion.

      Shares underlying $125.0 million of convertible securities issued in 2003 and the related interest expense were included in the calculation of diluted earnings per share for each of the 2005 and 2004 periods in accordance with the guidance provided in EITF 04-08. These securities are convertible into common stock with a current conversion price of $24.23 per share, which would result in 5,158,042 common shares issued upon conversion. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. The conversion into common stock is subject to a number of contingencies including the market price of GATX's common stock and the trading price of the notes.

      The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                          -------------------------------
                                                                                               2005             2004
                                                                                          -------------     -------------
NUMERATOR:
Income from continuing operations...............................................          $        28.4     $        19.7
Income from discontinued operations.............................................                     --               3.2
     Less: Dividends paid and accrued on preferred stock........................                      *                 *
                                                                                          -------------     -------------
NUMERATOR FOR BASIC EARNINGS PER SHARE - INCOME AVAILABLE TO COMMON SHAREHOLDERS                   28.4              22.9

Effect of dilutive securities:
     Add: Dividends paid and accrued on preferred stock.........................                      *                 *
               After-tax interest expense on convertible securities.............                    3.2               2.2
                                                                                          -------------     -------------
NUMERATOR FOR DILUTED EARNINGS PER SHARE - INCOME AVAILABLE TO COMMON                     $        31.6             $25.1
   SHAREHOLDERS.................................................................

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE - WEIGHTED AVERAGE SHARES..............                   49.6              49.3

Effect of dilutive securities:
     Stock based incentive plans................................................                     .5                .2
     Convertible preferred stock................................................                     .1                .1
     Convertible debt securities ...............................................                   10.4               5.2
                                                                                          -------------     -------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE - ADJUSTED WEIGHTED AVERAGE AND                         60.6              54.8
   ASSUMED CONVERSION...........................................................

BASIC EARNINGS PER SHARE .......................................................          $         .57     $         .46

DILUTED EARNINGS PER SHARE......................................................          $         .52     $         .44

*  Less than $.1 million.

NOTE  11. FINANCIAL DATA OF BUSINESS SEGMENTS

      The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and estimated applicable interest costs. Technology's results are classified as discontinued operations and not included in the financial data presented below.

      GATX provides services primarily through three operating segments: Rail, Air and Specialty. Other is comprised of corporate results (including selling, general and administrative (SG&A) expense and interest expense not allocated to segments), and the results of ASC. Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

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

      Debt balances and interest expense were allocated based upon a fixed leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt to equity. In 2005, leverage ratios were 4.5:1 for Rail, 3:1 for Air and 4:1 for Specialty; 2004 ratios were 5:1 for Rail, 4:1 for Air and 4:1 for Specialty. Unallocated debt and related interest expense was assigned to Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial return. The reduction to the 2005 leverage assumptions at Rail and Air better reflect the Company's lower consolidated leverage position.

      The following tables present certain segment data for the three months ended March 31, 2005 and 2004 (in millions):

                                                                                                    INTER-
                                                     RAIL        AIR      SPECIALTY      OTHER      SEGMENT      TOTAL
                                                   -------     -------    ---------     ------      -------    --------
2005 PROFITABILITY
Revenues.........................................  $ 200.9     $  33.3    $    17.3     $  5.5      $    --    $  257.0
Share of affiliates' earnings....................      3.1        10.4          9.4         --           --        22.9
                                                   -------     -------    ---------     ------      -------    --------
Total gross income...............................    204.0        43.7         26.7        5.5           --       279.9
Depreciation ....................................     35.1        15.7          1.0         --           --        51.8
Interest, net....................................     22.6        13.3          4.9         .9           --        41.7
Operating lease expense..........................     42.0          .5          1.1         --          (.1)       43.5
Income (loss) from continuing operations before
  income  taxes..................................     29.8         7.0         16.2       (9.9)          .1        43.2
Income (loss) from continuing operations.........     20.0         4.8         10.0       (6.4)          --        28.4
                                                   -------     -------    ---------     ------      -------      ------
SELECTED BALANCE SHEET DATA AT MARCH 31, 2005
Investments in affiliated companies..............    105.5       522.0        166.3         --           --       793.8
Identifiable assets from continuing operations     2,555.5     2,031.8        480.1      359.9        (55.1)    5,372.2
                                                   -------     -------    ---------     ------      -------    --------
CASH FLOW
Portfolio investments and capital additions......     70.1          .6         22.1        1.5           --        94.3
                                                   -------     -------    ---------     ------      -------    --------

                                                                                                    INTER-
                                                    RAIL         AIR      SPECIALTY     OTHER       SEGMENT      TOTAL
                                                  --------     -------    ---------     ------      -------     -------
2004 PROFITABILITY
Revenues......................................    $  177.9    $   23.3    $    31.5     $  7.5      $    --    $  240.2
Share of affiliates' earnings.................         3.8         9.2          4.6         --           --        17.6
                                                  --------    --------    ---------     ------      -------    --------
Total gross income............................       181.7        32.5         36.1        7.5           --       257.8
Depreciation .................................        30.2        13.8          1.1         --           --        45.1
Interest, net.................................        16.8         9.3          7.5        4.9           --        38.5
Operating lease expense.......................        41.7         1.0          1.0         --           --        43.7
Income (loss) from continuing operations
  before income taxes.........................        19.4         2.8         24.9      (16.5)          --        30.6
Income (loss) from continuing operations......        12.7         2.0         15.9      (10.9)          --        19.7
                                                  --------    --------    ---------     ------      -------    --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31,
  2004
Investments in affiliated companies...........       102.5       473.8        142.3         --           --       718.6
Identifiable assets from continuing
  operations..................................     2,721.2     2,086.4        477.4      372.9        (56.4)    5,601.5

                                                  --------    --------    ---------     ------      -------    --------
CASH FLOW
Portfolio investments and capital additions...        94.1         1.0          8.9         .6           --       104.6
                                                  --------    --------    ---------     ------      -------    --------

NOTE  12. DISCONTINUED OPERATIONS

      Consistent with GATX's strategy of focusing on the Company's core businesses, railcar and aircraft leasing, GATX sold its Technology business during 2004. On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of Technology and its Canadian affiliate for net proceeds of $234.1 million. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

      The following table summarizes the revenues, income before taxes and operating results of Technology, which has been reclassified to discontinued operations for all periods presented (in millions):

                                                     THREE MONTHS ENDED
                                                         MARCH 31
                                                 -------------------------
                                                   2005           2004
                                                 ---------      ----------
Gross income.................................    $  .4           $  50.2
Income before taxes..........................       --               5.1
Operating income, net of tax.................       --               3.2

      The following tables summarize the components of discontinued operations reported on the consolidated statement of cash flows (in millions):


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                   ------------------------
                                                                      2005            2004
                                                                   --------        --------
OPERATING ACTIVITIES
Net cash provided ..........................................       $      -        $   34.5
                                                                   --------        --------
INVESTING ACTIVITIES
  Portfolio investments and capital additions...............              -           (68.4)
  Portfolio proceeds........................................              -            48.4
  Net proceeds from sale of segment.........................            9.0               -
                                                                   --------        --------
  Net cash provided by (used in) investing activities.......            9.0           (20.0)

FINANCING ACTIVITIES
  Net proceeds from issuance of debt........................              -            57.4
  Repayment of debt.........................................              -           (61.4)
                                                                   --------        --------
 Net cash used in financing activities......................              -            (4.0)
                                                                   --------        --------
  CASH PROVIDED BY DISCONTINUED OPERATIONS, NET.............       $    9.0        $   10.5
                                                                   ========        ========

      In the three month period ended March 31, 2005, Technology received a final distribution of $9.0 million associated with the 2004 sale of a joint venture interest.

NOTE  13. SUBSEQUENT EVENTS

      Subsequent to quarter end, GATX Financial Corporation (GFC), a wholly-owned subsidiary of GATX completed a bond tender for an aggregate principal amount of $188.4 million, consisting of $67.7 million of 6-7/8% notes and $120.7 million of 7-3/4% notes, each issue maturing in December 2006. The Company expects to recognize expenses of approximately $8.0 million after tax in the second quarter in connection with the debt tender and other liability management initiatives. In addition, GFC issued a total of $330.0 million of senior unsecured debt including $230.0 million of five-year notes with a 5-1/8% coupon, and $100.0 million of ten-year notes with a 5.7% coupon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar and locomotive leasing, aircraft operating leasing, and financing other large-ticket equipment. In addition, GATX owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

      On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services and its Canadian affiliate (Technology). Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

      Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005. For further information, refer to GATX's Annual Report on Form 10-K for the year ended December 31, 2004.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain non-GAAP (Generally Accepted Accounting Principals) financial measures. See "Non-GAAP Financial Measures" for additional information including definitions of terms and reconciliations to related GAAP components.

RISK FACTORS

      For a list of GATX's risk factors, refer to the Annual Report on Form 10-K for the year ended December 31, 2004.

      Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that GATX currently deems immaterial, may also adversely affect GATX's business operations.

STATEMENT OF INCOME DISCUSSION

      The following table presents income from continuing operations and net income by segment for the three months ended March 31 (in millions):

                                             2005             2004
                                         ------------     ------------
Rail..................................   $       20.0     $       12.7
Air...................................            4.8              2.0
Specialty.............................           10.0             15.9
Other.................................           (6.4)           (10.9)
                                         ------------     ------------
 Income from continuing operations....           28.4             19.7
Discontinued operations...............             --              3.2
                                         ------------     ------------
   Net income.........................   $       28.4     $       22.9
                                         ============     ============

GATX'S FINANCIAL PERFORMANCE MEASURES

      The following table presents financial measures and ratios derived from the financial statements that the Company uses as one element to analyze the Company's underlying financial performance from period to period. All amounts and ratios are based on continuing operations and are shown for the trailing 12-months ended March 31:

                                              2005             2004
                                              ----             ----
Return on equity.....................         16.8%             9.6%

Return on assets.....................          2.5%             1.2%

SG&A efficiency ratio................         1.75%            1.69%

      The 2005 trailing 12-month return measures were positively affected by non-operating events that occurred in the second half of 2004, including the gain from the sale of a Staten Island property, insurance recoveries and other tax benefits.

                                    GATX RAIL

SUMMARY

      Market conditions in North America continued to improve, favorably impacting Rail's North American operations. Market indicators, such as car loadings and ton miles, were up from the comparable prior year period. Rail has more cars on lease and is realizing higher rental rates. European market conditions have also continued to be stable. Operations have benefited from Rail's success in new markets and an increase in the number of cars on lease.

      In the first three months of 2005, Rail invested $70.1 million, acquiring approximately 900 cars in North America. The impact of high steel prices and competition were limiting factors in the number of attractive investment opportunities.

      Net income of $20.0 million in 2005 increased $7.3 million from the prior year period. This improvement was driven primarily by higher lease income due to an increase in the number of active cars and strong remarketing income which was partially offset by higher ownership and maintenance costs.

      In the fourth quarter of 2004, Rail acquired the remaining 50% ownership interest of the Locomotive Leasing Partners, LLC joint venture (LLP). As a result, LLP's results are now included in Rail's consolidated financial statements. The impact of this acquisition was not material to Rail's 2005 results as compared to the prior year.

      Components of Rail's income statement for the three months ended March 31, 2005 and 2004 are summarized below (in millions):

                                                          2005           2004
                                                       ---------      ---------
GROSS INCOME
Lease income....................................       $   178.3      $   159.4
Asset remarketing income........................             6.9            4.4
Fees............................................             0.5            1.0
Other...........................................            15.2           13.1
                                                       ---------      ---------
    Revenues....................................           200.9          177.9
Share of affiliates' earnings...................             3.1            3.8
                                                       ---------      ---------
 TOTAL GROSS INCOME.............................           204.0          181.7

OWNERSHIP COSTS
Depreciation....................................            35.1           30.2
Interest, net...................................            22.6           16.8
Operating lease expense.........................            42.0           41.7
                                                       ---------      ---------
 TOTAL OWNERSHIP COSTS..........................            99.7           88.7

OTHER COSTS AND EXPENSES
Maintenance expense.............................            48.2           45.9
Other operating expenses........................             8.1           11.0
Selling, general and administrative.............            18.0           16.5
(Reversal) provision for possible losses........            (0.8)           0.2
Asset impairment charges........................             1.0              -
                                                       ---------      ---------
 TOTAL OTHER COSTS AND EXPENSES.................            74.5           73.6

INCOME BEFORE INCOME TAXES......................            29.8           19.4
INCOME TAXES....................................             9.8            6.7
                                                       ---------      ---------
NET INCOME......................................       $    20.0      $    12.7
                                                       =========      =========

Comparison of First Three Months of 2005 to First Three Months of 2004

GROSS INCOME

      Rail's first quarter 2005 gross income increased to $204.0 million, compared to $181.7 million in the prior year period. Additional cars on lease, higher lease rates and strong remarketing gains all contributed to this improvement.

      First quarter 2005 lease income increased $18.9 million, including a $6.0 million contribution from LLP. Secondary market acquisitions and new railcar investments made throughout 2004 and the first quarter of 2005 drove the significant increase in active car counts resulting in a corresponding increase in lease income. Rail had 5,400 more active cars at the end of first quarter of 2005 compared to the same period in 2004. North American utilization improved to 98% at March 31, 2005 representing approximately 104,200 railcars on lease compared to 94% at March 31, 2004 with approximately 98,800 railcars on lease. During the second half of 2004, Rail experienced an increase in average renewal rates as compared to the average expiring rate on a basket of its most common car types. This trend continued in the first quarter of 2005 as average renewal rates within the basket increased approximately 9% compared to the average expiring rate.

      European lease income was favorable to the prior year period due to an increase in the number of cars on lease resulting from the placement of new car deliveries throughout 2004. European market conditions continue to be stable.

      Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $6.9 million increased $2.5 million from the prior year period due to the sale of more railcars and residual sharing gains.

      Other income of $15.2 million increased $2.1 million over the prior period due to increased railcar repair revenue, primarily from third party customers and railroads. Share of affiliates' earnings of $3.1 million were $.7 million lower than the prior year period. Excluding LLP's earnings of $1.4 million in 2004, share of affiliates' earnings were $.7 million higher than the prior year period. The increase was the result of favorable market conditions at both domestic and foreign joint ventures.

OWNERSHIP COSTS

      Ownership costs increased to $99.7 million in the 2005 period compared to $88.7 million in 2004. Both depreciation and interest expense were higher due to railcar additions and the acquisition of LLP. Debt balances and interest expense were allocated to the Rail segment based on a fixed leverage ratio. For the period ended March 31, 2005, Rail's leverage was set at 4.5:1 compared to 5:1 for the 2004 period. The change in leverage was implemented to better align debt levels at GATX's business segments with the Company's consolidated leverage position. This policy change favorably impacted interest expense by approximately $.7 million in the current period.

OTHER COSTS AND EXPENSES

      Maintenance expense of $48.2 million increased $2.3 million from the prior year period due to a larger active fleet and increased railroad enforcement of industry rules for wheel replacement. In the coming quarters Rail expects to undertake a number of railcar conversions, a process of retrofitting or overhauling idle cars that enables these cars to be used in different service. This will have a positive long-term financial impact, but will raise maintenance expense in the near term.

      Other operating costs of $8.1 million were $2.9 million lower than 2004. The favorable variance is primarily attributable to a write-off taken in 2004 related to amounts on deposit with a bankrupt supplier in Europe.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

FINANCIAL PERFORMANCE MEASURES FOR RAIL

      The following table summarizes the performance measures for the trailing 12-months ended March 31 ($'s in millions):

                                                  2005            2004
                                               ----------     ------------
Return on assets..........................            1.8%             1.6%
SG&A efficiency ratio.....................           1.90%            1.87%
On balance sheet assets...................     $  2,555.5     $    2,470.4
Off-balance sheet assets..................     $  1,258.9     $    1,170.6
Total assets..............................     $  3,814.4     $    3,641.0

RAIL'S FLEET DATA

      The following table summarizes fleet activity for GATX's wholly owned North American rail cars for the three months ended March 31:

Railcar roll forward:                                2005         2004
----------------------                            ----------    --------
Beginning balance...............................     106,819     105,248
Cars added......................................         914       1,269
Cars scrapped or sold...........................      (1,027)     (1,729)
                                                  ----------    --------
Ending  balance.................................     106,706     104,788
Utilization rate................................        97.7%       94.3%

                                    GATX AIR

SUMMARY

      Air benefited from an improved worldwide operating environment relative to recent periods, with increased demand for aircraft and a trend toward higher rental rates. Lease rates continue to recover from the low levels of recent years, in particular for newer aircraft, which comprise a majority of Air's fleet. Aircraft utilization continues to be high with 98% of the owned fleet on lease with customers.

      While the aviation industry is recovering, the recovery is fragile, and is threatened by the high cost of jet fuel and the possibility of further airline failures. As a result, GATX continues to actively monitor potential lessee defaults and air asset impairments. United States (U.S.) carriers are particularly vulnerable as the combination of high fuel prices and pricing pressure from low-cost carriers have increased operating losses, contributing to added uncertainty with respect to certain airlines. Air continues to have limited exposure to North American carriers with less than 10% of its total aircraft investment in North America as of March 31, 2005.

      In March 2005, Air sold a 50% interest in three aircraft, which consisted of two 737-800's and one A319-100 in connection with the formation of a new joint venture with HSH Nordbank. A fourth aircraft from Air's portfolio will be added to the partnership in the second quarter of 2005.

      Net income of $4.8 million for the three months ended March 31, 2005 increased $2.8 million compared to the prior year period. The improvement over prior year was driven by higher lease income from additional aircraft on lease.

      Components of Air's income statement for the three months ended March 31, 2005 and 2004 are summarized below (in millions):

                                                             2005           2004
                                                           ---------     ----------
GROSS INCOME
Lease income........................................       $    29.8      $    20.6
Interest income.....................................             0.1            0.1
Asset remarketing income............................             1.0            0.2
Fees................................................             2.2            1.7
Other...............................................             0.2            0.7
                                                           ---------     ----------
Revenues............................................            33.3           23.3
Share of affiliates' earnings.......................            10.4            9.2
                                                           ---------     ----------
  TOTAL GROSS INCOME................................            43.7           32.5

Ownership Costs
Depreciation........................................            15.7           13.8
Interest, net.......................................            13.3            9.3
Operating lease expense.............................             0.5            1.0
                                                           ---------     ----------
  TOTAL OWNERSHIP COSTS.............................            29.5           24.1

OTHER COSTS AND EXPENSES
Maintenance expense.................................             0.4            0.2
Other operating expenses............................             0.4            0.4
Selling, general and administrative.................             6.7            5.4
Reversal of provision for possible losses...........            (0.3)          (0.4)
                                                           ---------     ----------
  TOTAL OTHER COSTS AND EXPENSES....................             7.2            5.6

INCOME BEFORE INCOME TAXES..........................             7.0            2.8
INCOME TAX PROVISION................................             2.2            0.8
                                                           ---------     ----------
NET INCOME..........................................       $     4.8      $     2.0
                                                           =========     ==========

Comparison of First Three Months of 2005 to First Three Months of 2004

GROSS INCOME

      Air's gross income of $43.7 million for the three month period ended March 31, 2005 was $11.2 million higher than the prior year period. The increase was primarily driven by higher lease income and share of affiliates' earnings. Lease income of $29.8 million increased $9.2 million from the prior year period due to income on seven aircraft delivered or acquired subsequent to the prior year quarter. Share of affiliates' earnings improved $1.2 million reflecting improved rental rates at certain affiliates and higher fee income at Pembroke Group.

OWNERSHIP COSTS

      Ownership costs of $29.5 million for the three month period ended March 31, 2005 were $5.4 million higher than the prior year period. The increase was due to higher depreciation and interest expense on new aircraft delivered after the prior year period and higher average interest rates on direct and allocated debt. The increase was partially offset by a decrease in Air's allocated debt balance, which reduced interest expense by approximately $1.0 million in the current period. For the period ended March 31, 2005, Air's leverage was set at 3:1 compared to 4:1 for the 2004 period. The change in leverage was implemented to better align debt levels at GATX's business segments with the Company's consolidated leverage position.

OTHER COSTS AND EXPENSES

      Total other costs and expenses of $7.2 million for the three month period ended March 31, 2005 were $1.6 million higher than in the prior year period. The increase from the prior year period was primarily due to a $1.3 million increase in SG&A expenses, a substantial amount of which was attributable to capitalized costs on aircraft deliveries in the 2004 period.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

FINANCIAL PERFORMANCE MEASURES FOR AIR

      The following table summarizes the performance measures for the trailing 12-months ended March 31 ($'s in millions):

                                                               2005           2004
                                                           -----------     ----------
Return on assets....................................                .6%            .7%
SG&A efficiency ratio...............................               .62%           .53%
On balance sheet assets.............................         $ 2,031.8     $  1,964.8
Off-balance sheet assets............................         $    27.7     $     27.7
Total assets........................................         $ 2,059.5     $  1,992.5

      Results for the 12-month period ended March 31, 2004 were favorably impacted by a bad debt recovery of $8.4 million in the second quarter of 2004.

AIR'S FLEET DATA

      The following table summarizes information on GATX owned and managed aircraft for the three months ended or as of March 31 ($'s in millions):

                                                               2005           2004
                                                              ------        --------
Utilization by net book value of owned aircraft.........        97.9%          97.0%
Number of owned aircraft................................         161            161
Number of managed aircraft..............................          66             70
Non-performing assets...................................      $   --         $   --
Impairments and net charge-offs.........................      $   --         $   --

                             GATX SPECIALTY FINANCE

SUMMARY

      As previously announced, Specialty is pursuing new investments in marine assets and other selective long-lived industrial equipment in targeted mature industries. However, in the three-month period ending March 31, 2005, the portfolio declined as portfolio runoff exceeded new investment. Driving the reduction was the liquidating venture loan portfolio, the average balance of which declined $83.3 million compared to the prior year period. At March 31, 2005 the total balance of venture investments was $39.3 million.

      Specialty's net income of $10.0 million was $5.9 million lower than the prior year primarily due to the portfolio runoff and the unusually large asset remarketing gains in 2004. The decrease in net income was partially offset by favorable results from the marine joint ventures and gains on the sale of securities.

      Components of Specialty Finance's income statement for the three months ended March 31 are summarized below (in millions):

                                                         2005     2004
                                                        ------   ------
GROSS INCOME
Lease income.........................................   $  7.6   $  7.1
Interest income......................................      1.8      8.4
Asset remarketing income.............................      2.5     13.9
Gain on sale of securities...........................      4.9      1.1
Fees.................................................       .9       .9
Other................................................      (.4)      .1
                                                        ------   ------
Revenues.............................................     17.3     31.5
Share of affiliates' earnings........................      9.4      4.6
                                                        ------   ------
  TOTAL GROSS INCOME.................................     26.7     36.1

OWNERSHIP COSTS
Depreciation.........................................      1.0      1.1
Interest, net........................................      4.9      7.5
Operating lease expense..............................      1.1      1.0
                                                        ------   ------
  TOTAL OWNERSHIP COSTS..............................      7.0      9.6

OTHER COSTS AND EXPENSES
Maintenance expense..................................       .5       .2
Other operating expenses.............................      1.7      1.2
Selling, general and administrative..................      1.9      2.9
Reversal of provision for possible losses............     (1.4)    (1.7)
Asset impairment charges.............................      1.1       .1
Fair value adjustments for derivatives...............      (.3)    (1.1)
                                                        ------   ------
  TOTAL OTHER COSTS AND EXPENSES.....................      3.5      1.6

INCOME BEFORE INCOME TAXES...........................     16.2     24.9
INCOME TAXES.........................................      6.2      9.0
                                                        ------   ------
NET INCOME...........................................   $ 10.0   $ 15.9
                                                        ======   ======

Comparison of First Three Months of 2005 to First Three Months of 2004

GROSS INCOME

      Gross income of $26.7 million was $9.4 million lower than the prior year. The decrease is primarily due to lower asset remarketing income and interest income. The decrease was partially offset by higher gains on sale of securities and share of affiliates' earnings. Asset remarketing in the prior year included an $11.8 million gain from the final asset sale and dissolution of a corporate aircraft joint venture. Interest income of $1.8 million was $6.6 million lower than the prior year due to the runoff of the venture loan portfolio. Also affecting this decline was a $4.0 million prepayment penalty received in the first quarter 2004. The increase in gains on sale of securities in the first quarter 2005 was attributable to a $3.7 million gain from the sale of shares in an internet search engine company. Share of affiliate earnings of $9.4 million was $4.8 million higher than the prior year primarily due to higher utilization and freight rates realized at three marine joint ventures.

OWNERSHIP COSTS

      Ownership costs of $7.0 million in 2005 decreased $2.6 million compared to the prior year primarily due to lower debt balances related to the declining investment portfolio.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $3.5 million increased $1.9 million driven by the change in fair value adjustments for derivatives which are primarily the result of currency fluctuations and largely offset by the remeasurement of the associated investments reported as other income. Asset impairment charges in 2005 for certain assets classified as held for sale offset the benefit of lower SG&A due to staff reductions.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

FINANCIAL PERFORMANCE MEASURES FOR SPECIALTY FINANCE ($'S IN MILLIONS)

      The following table summarizes the performance measures for the trailing 12-months ended March 31 ($'s in millions):

                                                    2005     2004
                                                   ------   ------
Return on assets...............................       6.4%     6.0%
SG&A efficiency ratio..........................       .61%     .93%
On balance sheet assets........................    $480.1   $575.9
Off-balance sheet assets.......................    $ 12.4   $ 13.8
Total assets...................................    $492.5   $589.7

SPECIALTY'S PORTFOLIO DATA

      The following table summarizes information on the owned and managed Specialty Finance portfolio for the three months ended March 31 ($'s in millions):

                                                    2005     2004
                                                   ------   ------
Loss allowance as % of reservable assets.......       5.3%     7.8%
Impairments and net charge-offs................    $   .6   $  (.2)
Net book value of managed portfolio............    $684.1   $806.3

      Specialty continues to benefit from improving portfolio quality and better than expected performance, particularly in the venture portfolio.

                                     OTHER

SUMMARY

      Other is comprised of corporate results, including SG&A and interest expense net of amounts allocated to the segments, and the results ASC.

      Components of the income statement for the three months ended March 31 are summarized below (in millions):

                                                2005     2004
                                               ------   ------
GROSS INCOME
Marine operating revenue....................   $  5.9   $  6.7
Other.......................................      (.4)      .8
                                               ------   ------
  TOTAL GROSS INCOME........................      5.5      7.5

OWNERSHIP COSTS.............................
Interest, net...............................       .9      4.9
Operating lease expense.....................       --       --
                                               ------   ------
  TOTAL OWNERSHIP COSTS.....................       .9      4.9

OTHER COSTS AND EXPENSES....................
Marine operating expenses...................      4.9      5.6
Other operating expenses....................       --       .1
Selling, general and administrative.........     12.1     13.4
Reversal of provision for possible losses...      (.7)      --
Fair value adjustments for derivatives......     (1.8)      --
                                               ------   ------
  TOTAL OTHER COSTS AND EXPENSES............     14.5     19.1

LOSS BEFORE INCOME TAXES....................     (9.9)   (16.5)
INCOME TAX BENEFIT..........................     (3.5)    (5.6)
                                               ------   ------
NET LOSS....................................   $ (6.4)  $(10.9)
                                               ======   ======

Comparison of First Three Months of 2005 to First Three Months of 2004

GROSS INCOME

      Gross income of $5.5 million in 2005 decreased by $2.0 million from the prior year period primarily due to lower marine revenue and a $1.8 million foreign exchange remeasurement loss from a Euro denominated loan made to a foreign subsidiary. The unfavorable variance in marine operating revenue is due to fewer operating days in 2005 compared to the first quarter 2004. Other income in the current quarter also includes $1.5 million related to receipt of an IRS refund pursuant to a prior year interest claim.

OWNERSHIP COSTS

      Ownership costs of $.9 million were $4.0 million favorable to the prior year primarily due to higher interest expense attributable to the excess liquidity carried in 2004, which was not allocated to the business segments.

OTHER COSTS AND EXPENSES

      SG&A expenses of $12.1 million were $1.3 million lower than the prior year period. The variance is primarily attributable to higher professional costs in 2004 associated with the implementation of SOX 404 and legal fees related to the Airlog insurance recoveries. Marine operating expenses of $4.9 million were $.7 million favorable to the prior year. Consistent with ASC's income variance, lower operating expenses were attributable to fewer operating days. The net contribution from ASC was comparable in each period.

      Fair value adjustments for derivatives in 2005 of ($1.8) million is the result of currency fluctuations and is entirely offset by the remeasurement of the associated Euro denominated loan recorded in other income.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

                                GATX CONSOLIDATED

CONSOLIDATED INCOME TAXES

      GATX's effective tax rate was 34% for the three months ended March 31, 2005 compared to 36% for the three months ended March 31, 2004. The lower tax rate in 2005 resulted primarily from a lower foreign tax rate enacted in Austria as compared to the same period in 2004. The difference in the tax rate for the three months ended March 31, 2005 compared to the federal tax statutory rate of 35% is primarily attributable to lower taxes on foreign income offset by state income taxes. GATX expects that U.S. taxable income generated in the first quarter and throughout 2005 will be entirely offset by a consolidated net operating loss carry forward, resulting in no currently payable or recoverable U.S. taxes.

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

CASH FLOW AND LIQUIDITY

      Over the course of a full year, GATX expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flow from operations and portfolio proceeds are impacted by changes in working capital and the timing of disposition events. As a result, cash flow components will vary quarter to quarter. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

      Net cash used by continuing operations for the first three months of 2005 was $9.9 million and was impacted by changes in working capital including the payment of semi-annual operating lease payments, incentive compensation payouts and income taxes. Compared to the prior year period, cash flow decreased $11.9 million due to a combination of higher operating lease payments, incentive compensation and taxes partially offset by higher lease income. 2005 included a state income tax payment of $8.0 million related to the 2004 sale of the Staten Island property.

      Portfolio investments and capital additions for the three months of 2005 totaled $94.3 million, a decrease of $10.3 million from the comparable 2004 period. Rail's investment of $70.1 million during the first three months of 2005 was comparable to the prior year period, excluding the $24.0 million refinancing of an investment in securities at DEC in 2004. Significant 2005 activity at Rail included the acquisition of 914 new cars in North America. Air invested $.6 million during the first three months of 2005 comparable to prior year period. Specialty invested $22.1 million during the first three months of 2005, an increase of $13.2 million from the prior year period primarily due the acquisition of an interest in a new marine joint venture investment.

      Portfolio proceeds of $89.7 million for the first three months of 2005 decreased $85.0 million from the prior year period. The decrease was primarily due to a decline in loan payments received, lower proceeds from sale of securities and cash distributions from joint venture investments. This was partially offset by an increase in proceeds from disposal of leased equipment. 2005 portfolio proceeds included $46.9 million from the sale of a 50% interest in three aircraft related to the formation of a new joint venture at Air.

      Proceeds from other asset sales for the first three months of 2005 were $206.3 million, an increase of $194.3 million from prior year period. This was primarily due to a $201.3 million sale/leaseback transaction of approximately 2,900 railcars. The resulting operating lease is for a term of 21 years.

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

      In the first three months of 2005, GATX, primarily through its principal subsidiary, GFC, repaid $142.4 million of long-term debt. Repayment of debt included $135.0 million of medium term notes with scheduled maturity dates in first quarter 2005.

      Subsequent to quarter end, GFC completed a bond tender for an aggregate principal amount of $188.4 million, consisting of $67.7 million of 6-7/8% notes and $120.7 million of 7-3/4% notes, each issue maturing in December 2006. In addition, GFC issued a total of $330.0 million of senior unsecured debt including $230.0 million of five-year notes with a 5-1/8% coupon, and $100.0 million with ten-year notes with a 5.7% coupon.

      GFC has a $445.0 million three-year senior unsecured revolving credit facility maturing in May 2007 and a $100.0 million five-year senior unsecured term loan with a delayed draw feature effective until May 2005 and maturing in May 2009. At March 31, 2005, availability of the credit facility was $417.9 million with $27.1 million of letters of credit issued and backed by the facility. All $100.0 million of the unsecured term loan was available, however GFC does not expect to use the term loan and will allow the ability to draw on it to expire in May. The revolving credit facility and term loan contain various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At March 31, 2005, GFC was in compliance with all covenants and conditions of the credit facility and term loan.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At March 31, 2005, GFC was in compliance with the covenants and all conditions of the indentures.

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

      As of March 31, 2005, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $166.5 million of senior unsecured notes had been issued. On April 14, 2005, GFC issued $330.0 million of senior unsecured notes off the shelf registration, bringing the total issuance off the shelf registration to $496.5 million.

      The availability of these funding options may be adversely affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). GFC's current long-term unsecured debt credit rating from S&P is BBB-, with a positive outlook, unchanged from December 31, 2004. Moody's current credit rating on GFC's long-term unsecured debt remains unchanged from year end at Baa3, with a stable rating outlook. GFC's existing commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) restrict GFC's access to the commercial paper market. However, at various times during the first quarter 2005, GFC had in excess of $100 million of commercial paper outstanding.

      Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at March 31, 2005 were $526.6 million, comprised as follows (in millions):

                                                  TOTAL    REMAINDER 2005   2006 -2007   2008 -2009
                                                --------   --------------   ----------   ----------
Rail.........................................   $  432.5   $        188.2   $    229.7   $     14.6
Air..........................................       74.0              5.8         68.2           --
Specialty....................................       20.1             17.4          2.7           --
                                                --------   --------------   ----------   ----------
  Total unconditional purchase obligations      $  526.6   $        211.4   $    300.6   $     14.6
                                                ========   ==============   ==========   ==========

NEW ACCOUNTING PRONOUNCEMENTS

          See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's businesses.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GATX's critical accounting policies during the three month period ending March 31, 2005; refer to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a summary of GATX's policies.

NON-GAAP FINANCIAL MEASURES

      This report includes certain financial performance measures some of which are computed using non-GAAP (Generally Accepted Accounting Principles) components. These measures are return on equity from continuing operations; return on assets including off balance sheet assets; and SG&A efficiency before IDC on owned and managed assets. As required under SEC rules, GATX has provided a reconciliation of these non-GAAP components to the most directly comparable GAAP amounts. Financial performance measures disclosed in this report are meant to provide additional information and insight into historical operating results and the financial position of the business. Management uses these performance measures to assist in analyzing GATX's underlying financial performance from period to period and to establish criteria for compensation decisions. GATX presented return on assets, including off balance sheet assets, because it believes that incorporating off balance sheet assets, primarily railcars financed with operating leases, results in a more accurate measure of the return GATX receives on assets in which it has an ownership-like interest. The SG&A efficiency ratio as presented is a more accurate measurement of actual SG&A incurred for the year as it relates to the underlying owned and managed assets, an asset base which is more reflective of the support services and administrative activities performed for both GATX and its customers. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

   - Initial Direct Costs - SG&A expenses incurred by GATX to originate new loans and leases. Identified initial direct costs are deferred and amortized over the term of the lease or loan.

   - Managed Assets - Assets that GATX manages, but that are not included in assets on balance sheet or off-balance sheet assets. An asset is considered managed if GATX performs the same activities relative to the asset as performed for similar owned assets. The managed assets include the assets wholly-owned by third-parties and assets owned by joint ventures in which GATX is both an investor and manager. In these cases, managed assets are shown net of GATX's investment in the joint venture, to the extent the investment is already included in on balance sheet or off-balance sheet assets.

   - Non-GAAP Financial Measures - Numerical or percentage based measures of the company's historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with generally accepted accounting principles.

   - Off-Balance Sheet Assets - Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off-balance sheet asset amount by calculating the present value of committed future operating lease payments using a 10% discount rate.

   - On Balance Sheet Assets - Total assets as reported on the balance sheet excluding assets of discontinued operations.

   - Return on Assets - Income from continuing operations before cumulative effect of accounting change divided by average total on and off-balance sheet assets.

   - Return on Equity - Income from continuing operations before cumulative effect of accounting change divided by average total shareholders' equity.

   -  SG&A - Selling, general and administrative expenses.

   - SG&A Efficiency Ratio - SG&A before capitalized initial direct costs divided by average total owned and managed assets.

   - Total Owned and Managed Assets - The sum of on and off-balance sheet assets and managed assets.

      RECONCILIATION OF NON-GAAP COMPONENTS USED IN COMPUTATION OF FINANCIAL PERFORMANCE MEASURES (IN MILLIONS):

                                                                 MARCH 31
                                                  ------------------------------------
                                                    2005           2004        2003
                                                  ---------     ---------   ----------
BALANCE SHEET ASSETS AS REPORTED..............    $ 5,372.2     $ 5,983.2   $  6,291.6
LESS: DISCONTINUED OPERATIONS.................           --         554.6        567.7
                                                  ---------     ---------   ----------
CONSOLIDATED ON BALANCE SHEET ASSETS..........    $ 5,372.2     $ 5,428.6   $  5,723.9

ON BALANCE SHEET ASSETS BY SEGMENT
Rail..........................................    $ 2,555.5     $ 2,470.4   $  2,394.9
Air...........................................      2,031.8       1,964.8      1,881.1
Specialty.....................................        480.1         575.9        889.3
Other.........................................        304.8         417.5        558.6
                                                  ---------     ---------   ----------
     Consolidated.............................    $ 5,372.2     $ 5,428.6   $  5,723.9

OFF-BALANCE SHEET ASSETS
Rail..........................................    $ 1,258.9     $ 1,170.6   $  1,209.5
Air...........................................         27.7          27.7         27.5
Specialty.....................................         12.4          13.8         16.7
Other.........................................         29.4          34.1         34.0
                                                  ---------     ---------   ----------
     Consolidated.............................    $ 1,328.4     $ 1,246.2   $  1,287.7

TOTAL OFF AND ON BALANCE SHEET ASSETS (1)
Rail..........................................    $ 3,814.4     $ 3,641.0   $  3,604.4
Air...........................................      2,059.5       1,992.5      1,908.6
Specialty.....................................        492.5         589.7        906.0
Other.........................................        334.2         451.6        592.6
                                                  ---------     ---------   ----------
     Consolidated.............................    $ 6,700.6     $ 6,674.8   $  7,011.6

MANAGED ASSETS
Rail..........................................    $    36.3     $   102.7   $    109.4
Air...........................................      1,985.0       2,042.0      2,250.1
Specialty.....................................        684.1         800.6        938.3
                                                  ---------     ---------   ----------
     Consolidated.............................    $ 2,705.4     $ 2,945.3   $  3,297.8

TOTAL OWNED AND MANAGED ASSETS(2)
Rail..........................................    $ 3,850.7     $ 3,743.7   $  3,713.8
Air...........................................      4,044.5       4,034.5      4,158.7
Specialty.....................................      1,176.6       1,390.3      1,844.3
Other.........................................        334.2         451.6        592.6
                                                  ---------     ---------   ----------
     Consolidated.............................    $ 9,406.0     $ 9,620.1   $ 10,309.4

      The following information is based on continuing operations for the trailing 12-months ended March 31 (in millions):

                                                           2005      2004
                                                        --------   --------
INCOME FROM CONTINUING OPERATIONS AS REPORTED
Rail.................................................   $   67.7   $   56.3
Air..................................................       12.6       14.3
Specialty............................................       34.7       45.0
Other................................................       52.2      (34.5)
                                                        --------   --------
     Consolidated....................................   $  167.2   $   81.1

SG&A NET OF CAPITALIZED INITIAL DIRECT COSTS
AS REPORTED
Rail.................................................   $   72.2   $   69.9
Air..................................................       22.8       19.9
Specialty............................................        7.7       14.8
Other................................................       61.1       61.8
                                                        --------   --------
     Consolidated....................................   $  163.8   $  166.4

INITIAL DIRECT COSTS
Air..................................................   $    2.3   $    2.0
Specialty............................................         .1         .2
                                                        --------   --------
     Consolidated....................................   $    2.4   $    2.2

SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS(3)
Rail.................................................   $   72.2   $   69.9
Air..................................................       25.1       21.9
Specialty............................................        7.8       15.0
Other................................................       61.1       61.8
                                                        --------   --------
     Consolidated....................................   $  166.2   $  168.6
                                                        ========   ========

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

      FORWARD LOOKING STATEMENTS

      The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in GATX's or GFC's credit rating, either of which could have an effect on the Company's borrowing costs or the ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GATX; additional potential write-downs and/or provisions within GATX's portfolio; impaired asset charges; and general market conditions in the rail, air, and other large-ticket industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since December 31, 2004, there have been no material changes in GATX's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company's exposure to market risk refer to
Item 7A Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management, with the participation of its principal executive and principal financial officers, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective.

      No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules (13a-15(f) and 15d-15(f)) such term is defined above) occurred during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 2, 2005, GFC (erroneously identified as GATX Technology Services) was joined with others as a defendant in the matter of John Adkins and Cynthia Adkins v. Techsol Chemical Company, et al, filed in the Circuit Court of Wayne County, West Virginia. The suit was filed by thirty-two plaintiffs who live close to the Techsol facility near Huntington, West Virginia and arises from an October 28, 2004 incident involving the release of approximately 22,000 gallons of coal tar light oil from a tank car owned by GFC and leased to Marathon Ashland Petroleum LLC (Marathon Ashland). The commodity was released during an unloading operation at the Techsol facility and had been shipped from Sloss Industries Corporation to the facility by Marathon Ashland. Immediately following the release, residents of approximately 500 nearby homes, at least one school and several businesses were evacuated. The plaintiffs' allege to have suffered physical and mental harm, diminished property values and increased risk of disease for which the defendants are responsible under various theories. The complaint seeks compensatory and punitive damages and injunctive relief. On April 8, 2005, Marathon Ashland filed its answer to the complaint and asserted cross claims against all other defendants seeking contribution for losses, including damages awarded to plaintiffs and any costs that it incurs in remediating environmental damage caused by the release. The cross claim against GFC alleges that GFC failed to provide a suitable tank car and failed to adequately maintain the tank car. GFC believes that it has meritorious defenses against the all of the above claims and that there is no basis for its liability to the plaintiffs or Marathon Ashland.

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

      The amounts claimed in some of the above described proceedings are substantial and the ultimate liability cannot be reasonably determined at this time. However, it is the opinion of management that amounts, if any, required to be paid by GATX and its subsidiaries in the discharge of such liabilities are not likely to be material to GATX's consolidated financial position or results of operations. Adverse court rulings or changes in applicable law could affect claims made against GATX and its subsidiaries, increase the number, and change the nature, of such claims.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   GATX's Annual Meeting of Stockholders was held on April 22, 2005.

(b)   Matters voted upon at the meeting were:

                                                 Number of Shares Voted
                                              ----------------------------
                                                  For           Withheld
                                              ----------       -----------
1.   Election of Directors.
     Rod F. Dammeyer                          45,323,501         989,111
     James M. Denny                           45,452,683         859,929
     Richard Fairbanks                        44,369,184       1,943,428
     Deborah M. Fretz                         44,976,487       1,336,125
     Brian A. Kenney                          44,971,153       1,341,459
     Miles L. Marsh                           45,490,181         822,431
     Mark G. McGrath                          45,105,892       1,206,720
     Michael E. Murphy                        44,961,756       1,350,856
     Casey J. Sylla                           45,103,626       1,208,986
     Ronald H. Zech                           44,913,085       1,399,527

2.   Ratification of appointment of Ernst &   44,829,748       For
     Young LLP as independent auditors           988,935       Against
     for fiscal 2005.                            493,929       Abstentions

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

                                     GATX CORPORATION
                                       (Registrant)

                                    /s/ Robert C. Lyons
                           -----------------------------------
                                      Robert C. Lyons
                                    Vice President and
                                 Chief Financial Officer
                                (Duly Authorized Officer)

Date: May 6, 2005

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
10A.     Performance Stock Agreements for the 2004 Equity Incentive Compensation
         Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals.

31A.     Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule
         15d-14(a) (CEO Certification).

31B.     Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule
         15d-14(a) (CFO Certification).

32.      Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
         Certification).