Form 10-Q
period 2005-06-30
GATX CORP
filed 2005-08-04
CIK 40211

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

                  For the quarterly period ended June 30, 2005

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,010,233 shares of common stock were outstanding as of July 15, 2005.

================================================================================

                                GATX CORPORATION
                                    FORM 10-Q
               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2005

                                      INDEX

Item No.                                                                                                Page No.
------------------------------------------------------------------------------------------------------  --------
                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                Consolidated Statements of Income (Unaudited).........................................     1
                Consolidated Balance Sheets (Unaudited)...............................................     3
                Consolidated Statements of Cash Flows (Unaudited).....................................     4
                Notes to the Consolidated Financial Statements (Unaudited)............................     5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                Forward Looking Statements............................................................     14
                Business Overview.....................................................................     14
                Risk Factors..........................................................................     14
                Financial Summary.....................................................................     15
                Financial Performance Measures .......................................................     15
                Comparison of Six Months and Three Months Results of Operations by Business Segment...     16
                Cash Flow and Liquidity...............................................................     27
                New Accounting Pronouncements.........................................................     29
                Critical Accounting Policies..........................................................     29
                Non-GAAP Financial Measures...........................................................     29

Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................     31

Item 4. Controls and Procedures.......................................................................     31

                           PART II - OTHER INFORMATION

Item 6. Exhibits......................................................................................     32

SIGNATURE ............................................................................................     33

EXHIBIT INDEX ........................................................................................     34

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30                    JUNE 30
                                                          -----------------------     -----------------------
                                                             2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
GROSS INCOME

Lease income ...........................................  $  216.4      $  192.5      $  432.1      $  379.6
Marine operating revenue ...............................      40.1          33.3          46.0          40.0
Interest income ........................................       3.0           3.9           6.4          12.4
Asset remarketing income ...............................      22.4           8.6          32.8          27.1
Gain on sale of securities .............................       1.5           2.1           6.4           3.2
Fees ...................................................       3.5           5.1           7.1           8.7
Other ..................................................      12.1          21.1          25.2          35.8
                                                          --------      --------      --------      --------
Revenues ...............................................     299.0         266.6         556.0         506.8
Share of affiliates' earnings ..........................      31.3          16.4          54.2          34.0
                                                          --------      --------      --------      --------
TOTAL GROSS INCOME .....................................     330.3         283.0         610.2         540.8

OWNERSHIP COSTS

Depreciation ...........................................      49.4          48.3         101.2          93.4
Interest, net ..........................................      40.8          39.9          82.5          78.4
Operating lease expense ................................      50.9          43.5          94.4          87.2
                                                          --------      --------      --------      --------
TOTAL OWNERSHIP COSTS ..................................     141.1         131.7         278.1         259.0

OTHER COSTS AND EXPENSES

Maintenance expenses ...................................      45.8          47.1          94.9          93.4
Marine operating expenses ..............................      30.4          25.9          35.3          31.5
Other operating expenses ...............................      12.1           9.5          22.3          22.2
Debt extinguishment costs ..............................      11.9            --          11.9            --
Selling, general and administrative expenses ...........      42.3          43.2          81.0          81.4
Reversal of provision for possible losses ..............      (2.0)         (3.1)         (5.2)         (5.0)
Asset impairment charges ...............................       1.3           1.0           3.4           1.1
Fair value adjustments for derivatives .................      (6.8)           .4          (8.9)          (.7)
                                                          --------      --------      --------      --------
TOTAL OTHER COSTS AND EXPENSES .........................     135.0         124.0         234.7         223.9
                                                          --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..      54.2          27.3          97.4          57.9

INCOME TAXES ...........................................      19.7           7.6          34.5          18.5
                                                          --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS ......................      34.5          19.7          62.9          39.4

DISCONTINUED OPERATIONS ................................

Operating results, net of tax ..........................        .4          15.5            .4          18.7
Loss on sale of segment, net of tax ....................        --           (.4)           --           (.4)
                                                          --------      --------      --------      --------
TOTAL DISCONTINUED OPERATIONS ..........................        .4          15.1            .4          18.3
                                                          --------      --------      --------      --------
NET INCOME .............................................  $   34.9      $   34.8      $   63.3      $   57.7
                                                          ========      ========      ========      ========

                                                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                                      JUNE 30            JUNE 30
                                                                                ------------------  -----------------
                                                                                 2005         2004    2005     2004
                                                                                -------    -------  --------  -------
PER SHARE DATA
Basic:
Income from continuing operations ............................................  $   .69    $   .40  $   1.26  $   .80
Income from discontinued operations ..........................................      .01        .31       .01      .37
                                                                                -------    -------  --------  -------
Total ........................................................................  $   .70    $   .71  $   1.27  $  1.17
                                                                                =======    =======  ========  =======

Average number of common shares (in thousands) ...............................   49,931     49,297    49,778   49,279

Diluted: (a)
Income from continuing operations ............................................  $   .62    $   .38  $   1.14  $   .76
Income from discontinued operations ..........................................      .01        .28       .01      .33
                                                                                -------    -------  --------  -------
Total ........................................................................  $   .63    $   .66  $   1.15  $  1.09
                                                                                =======    =======  ========  =======

Average number of common shares and common share equivalents (in thousands) ..   61,039     54,794    60,794   54,784

Dividends declared per common share ..........................................  $   .20    $   .20  $    .40  $   .40

(a) Diluted earnings per share for each of the three and six months ended June 30, 2004 have been restated to reflect the impact of EITF 04-8. See Note 10 to the consolidated financial statements for more information.

   The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                          JUNE 30   DECEMBER 31
                                                                                            2005        2004
                                                                                        ----------  -----------
ASSETS

CASH AND CASH EQUIVALENTS ............................................................. $   112.2   $    63.4
RESTRICTED CASH .......................................................................      57.1        60.0

RECEIVABLES
Rent and other receivables ............................................................      78.2        77.0
Finance leases ........................................................................     312.7       285.9
Loans .................................................................................      59.1        89.2
Less: allowance for possible losses ...................................................     (17.5)      (22.1)
                                                                                        ---------   ---------
                                                                                            432.5       430.0
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail ..................................................................................   3,592.3     3,847.9
Air ...................................................................................   1,574.1     1,704.1
Specialty .............................................................................      59.8        65.4
Other .................................................................................     234.3       212.3
Less: allowance for depreciation ......................................................  (1,918.3)   (1,924.1)
                                                                                        ---------   ---------
                                                                                          3,542.2     3,905.6
Progress payments for aircraft and other equipment ....................................      20.9        20.0
                                                                                        ---------   ---------
                                                                                          3,563.1     3,925.6
INVESTMENTS IN AFFILIATED COMPANIES ...................................................     814.0       718.6
GOODWILL ..............................................................................      86.0        93.9
OTHER INVESTMENTS .....................................................................      53.7        79.0
OTHER ASSETS ..........................................................................     245.4       242.4
                                                                                        ---------   ---------
                                                                                        $ 5,364.0   $ 5,612.9
                                                                                        =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................................................. $   342.0   $   378.2

DEBT
Commercial paper and bank credit facilities ...........................................      16.5        72.1
Recourse ..............................................................................   2,679.5     2,887.1
Nonrecourse ...........................................................................      90.7        93.5
Capital lease obligations .............................................................      71.5        79.4
                                                                                        ---------   ---------
                                                                                          2,858.2     3,132.1

DEFERRED INCOME TAXES .................................................................     735.8       721.0
OTHER LIABILITIES .....................................................................     328.3       300.7
                                                                                        ---------   ---------
TOTAL LIABILITIES .....................................................................   4,264.3     4,532.0

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 20,348 and 21,468 shares of Series A and B Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2005 and December 31, 2004, respectively, aggregate
  liquidation preference of $1.2 million) .............................................         *           *
Common stock ($.625 par value, 120,000,000 authorized, 57,951,965 and 57,477,201 shares issued and 50,005,134 and 49,530,370 shares outstanding as of June 30, 2005
  and December 31, 2004, respectively) ................................................      36.1        35.9
Additional capital ....................................................................     410.1       401.7
Reinvested earnings ...................................................................     793.7       750.3
Accumulated other comprehensive (loss) income .........................................     (11.6)       21.6
                                                                                        ---------   ---------
                                                                                          1,228.3     1,209.5
  Treasury shares, at cost (7,946,831 shares at June 30, 2005 and December 31, 2004)...    (128.6)     (128.6)
                                                                                        ---------   ---------
TOTAL SHAREHOLDERS' EQUITY ............................................................   1,099.7     1,080.9
                                                                                        ---------   ---------
                                                                                        $ 5,364.0   $ 5,612.9
                                                                                        =========   =========

*     Less than $.1 million.

   The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                       JUNE 30             JUNE 30
                                                                               -------------------  ---------------------
                                                                                  2005      2004       2005       2004
                                                                               --------  ---------  ---------  ----------
OPERATING ACTIVITIES
Net income ................................................................    $  34.9    $  34.8   $   63.3   $    57.7
Less:  Income from discontinued operations ................................         .4       15.1         .4        18.3
                                                                               -------    -------   --------   ---------
Income from continuing operations .........................................       34.5       19.7       62.9        39.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Realized gains on remarketing of leased equipment ....................       (8.7)       (.3)     (16.7)      (17.7)
     Gain on sale of securities ...........................................       (1.5)      (2.1)      (6.4)       (3.2)
     Depreciation .........................................................       51.8       51.7      106.2       100.2
     Reversal of provision for possible losses ............................       (2.0)      (3.1)      (5.2)       (5.0)
     Asset impairment charges .............................................        1.3        1.0        3.4         1.1
     Deferred income taxes ................................................       15.4       (7.6)      26.8         2.5
     Share of affiliates' earnings, net of dividends ......................      (15.4)      (4.2)     (32.3)      (18.0)
     Decrease (increase) in recoverable income taxes ......................        1.9       58.5       (5.9)       58.0
     Net increase (decrease) in operating lease payable ...................       22.2       19.7      (19.5)      (11.5)
     Other, including working capital .....................................        6.3      (29.6)     (18.3)      (40.1)
                                                                               -------    -------   --------   ---------
     Net cash provided by operating activities of continuing operations ...      105.8      103.7       95.0       105.7

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for leveraged
 leases, operating lease assets and facilities ............................      (87.1)    (251.5)    (158.6)     (323.0)
Loans extended ............................................................         --       (7.6)        --       (13.9)
Investments in affiliated companies .......................................       (5.9)      (3.1)     (24.3)       (3.1)
Progress payments .........................................................        (.5)       (.7)       (.9)       (1.6)
Other investments .........................................................        (.7)      (1.6)      (4.7)      (27.5)
                                                                               -------    -------   --------   ---------
Portfolio investments and capital additions ...............................      (94.2)    (264.5)    (188.5)     (369.1)
Portfolio proceeds ........................................................      102.0       53.7      192.6       228.6
Proceeds from other asset sales ...........................................        5.9        8.9      212.2        20.9
Net decrease (increase) in restricted cash ................................        3.6       (1.0)       2.9          .8
                                                                               -------    -------   --------   ---------
     Net cash provided by (used in) investing activities of continuing
     operations............................................................       17.3     (202.9)     219.2      (118.8)

FINANCING ACTIVITIES
Net proceeds from issuance of debt ........................................      327.4       71.7      327.4        84.1
Repayment of debt .........................................................     (381.0)    (139.7)    (523.4)     (206.0)
Net decrease in commercial paper and bank credit facilities ...............       (8.3)       (.1)     (58.3)       (4.9)
Net decrease in capital lease obligations .................................        (.8)      (1.6)      (7.2)      (16.2)
Issuance of common stock and other ........................................        4.4         .9        8.6         1.1
Cash dividends ............................................................       (9.9)      (9.9)     (19.9)      (19.7)
                                                                               -------    -------   --------   ---------
     Net cash used in financing activities of continuing operations .......      (68.2)     (78.7)    (272.8)     (161.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............        (.5)       (.3)       (.9)        (.7)
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS, NET (SEE NOTE 12) .....        (.7)     170.3        8.3       180.8
                                                                               -------    -------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................    $  53.7    $  (7.9)  $   48.8   $     5.4
                                                                               =======    =======   ========   =========

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

      On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services and its Canadian affiliate (Technology). The remaining assets, consisting primarily of interests in two joint ventures, were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

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

      Accounting for Certain Leveraged Leases - Prior to 2004, GATX entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with guidance provided in SFAS No. 13, Accounting for Leases. This accounting guidance requires total income over the term of a lease to be recognized on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows earned from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service (IRS) challenged the timing of certain tax deductions claimed with respect to these transactions. GATX believes that its tax position related to these transactions was proper, based upon applicable statutes, regulations and case law in effect at the time the transactions were initiated. GATX and the IRS have entered into a confidential closing agreement with respect to one of the transactions and are conducting settlement discussions with respect to the second transaction. However, resolution of this matter has not concluded and may ultimately be litigated.

      Under existing accounting guidance provided in SFAS No. 13, any changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. On July 14, 2005, the FASB issued proposed FASB Staff Position (FSP) No. FAS 13-a, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance in this proposal would apply to all transactions classified as a leveraged lease in accordance with FASB Statement No. 13, Accounting for Leases, and would require that the expected timing of income tax cash flows generated by a leverage lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing is probable of occurring. If during the lease term the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in FASB Statement No.13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. The proposed FSP is currently subject to a comment period ending on September 12, 2005. The FSP is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. GATX expects to implement the provisions of proposed FSP No. FAS 13-a in the fourth quarter of 2005, the impact of which is not expected to be material to the Company's consolidated financial position or results of operations for the fiscal year 2005.

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

      For all affiliated companies held at the end of the quarter as part of continuing operations, operating results, assuming GATX held a 100 percent interest, would be (in millions):

                      THREE MONTHS ENDED        SIX MONTHS ENDED
                            JUNE 30                 JUNE 30
                     --------------------   ------------------------
                        2005       2004        2005           2004
                     --------    --------   -----------     --------
Revenues..........   $  204.5    $  166.5   $     384.3     $  332.7
Pre-tax income....       57.6        37.4         103.4         70.5

NOTE 5. PENSION AND OTHER POST-RETIREMENT BENEFITS

      The components of pension and other post-retirement benefit costs for the three months ended June 30, 2005 and 2004 are as follows (in millions):

                                                    2005 PENSION  2004 PENSION    2005 RETIREE     2004 RETIREE
                                                      BENEFITS      BENEFITS    HEALTH AND LIFE  HEALTH AND LIFE
                                                    ------------  ------------  ---------------  ---------------
Service cost......................................  $      1.5    $     1.8        $     .1         $     .2
Interest cost.....................................         5.7          5.8             1.1              1.2
Expected return on plan assets....................        (7.5)        (7.7)             --               --
Amortization of:
  Unrecognized prior service cost.................          .1           .1              --               --
  Unrecognized net loss...........................          .6           .4              .1               .3
                                                    ----------    ---------        --------         --------
Ongoing net costs.................................          .4           .4             1.3              1.7
                                                    ----------    ---------        --------         --------
Recognized cost (gain) due to curtailment.........          --           .7              --              (.2)
Recognized special termination benefits expense...          --           .7              --               --
                                                    ----------    ---------        --------         --------
Net costs.........................................  $       .4    $     1.8        $    1.3         $    1.5
                                                    ==========    =========        ========         ========

      The components of pension and other post-retirement benefit costs for the six months ended June 30, 2005 and 2004 are as follows (in millions):


                                                    2005 PENSION   2004 PENSION     2005 RETIREE     2004 RETIREE
                                                      BENEFITS       BENEFITS     HEALTH AND LIFE  HEALTH AND LIFE
                                                    ------------   ------------   ---------------  ---------------
Service cost .....................................  $     3.0       $    3.6          $     .2        $    .3
Interest cost ....................................       11.4           11.6               2.2            2.4
Expected return on plan assets ...................      (15.0)         (15.4)               --             --
Amortization of:
  Unrecognized prior service cost ................         .2             .2                --             --
  Unrecognized net loss ..........................        1.2             .8                .2             .5
                                                    ---------       --------          --------        -------
Ongoing net costs ................................         .8             .8               2.6            3.2
                                                    ---------       --------          --------        -------
Recognized cost (gain) due to curtailment ........         --             .7                --            (.2)
Recognized special termination benefits expense ..         --             .7                --             --
                                                    ---------       --------          --------        -------
Net costs ........................................  $      .8       $    2.2          $    2.6        $   3.0
                                                    =========       ========          ========        =======

      The previous tables include amounts allocated to discontinued operations, all of which are immaterial.

      GATX uses a December 31 measurement date for all of its plans. The amounts reported are based on estimated annual costs. Actual annual costs for the year ending December 31, 2005 may differ from the estimates provided.

      GATX expects to contribute approximately $2.8 million to its pension plans (domestic and foreign) and approximately $8.1 million to its other post-retirement benefit plans in 2005. Through June 30, 2005 contributions of $1.0 million have been made to the foreign and domestic pension plans and contributions of $3.9 million have been made to the other post-retirement benefit plans.

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

      The following table shows GATX's guarantees for continuing operations as of (in millions):

                                                                 JUNE 30,   DECEMBER 31,
                                                                   2005         2004
                                                                ---------   ------------
Affiliate debt guarantees -- recourse to GATX.................  $    10.3    $    12.4
Asset residual value guarantees...............................      401.0        437.6
Lease and loan payment guarantees.............................       54.2         57.0
                                                                ---------    ---------
                                                                $   465.5    $   507.0
                                                                =========    =========

At June 30, 2005, the maximum potential amount of lease, loan or asset residual value guarantees under which GATX or its subsidiaries could be required to perform was $465.5 million. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with asset residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $2.5 million. The expiration dates of these guarantees range from 2005 to 2017. Any liability resulting from GATX's performance pursuant to the asset residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the asset residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the asset residual value guarantees as of June 30, 2005. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

      Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized).

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

NOTE 7. VARIABLE INTEREST ENTITIES

      GATX has ownership interests in certain investments that are considered Variable Interest Entities (VIEs) in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). However, GATX is not a primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. GATX's maximum exposure to loss with respect to these VIEs is approximately $251.2 million of which $222.6 million was the aggregate carrying value of these investments recorded on the balance sheet at June 30, 2005.

NOTE 8. COMPREHENSIVE INCOME

      GATX includes foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on certain qualified derivative instruments in comprehensive income. For the three months ended June 30, 2005 and 2004, comprehensive income was $18.7 million and $39.3 million, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income was $30.1 million and $59.8 million, respectively.

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation plans (in millions, except for per share data):

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30                  JUNE 30
                                                       ----------------------   ----------------------
                                                          2005        2004         2005        2004
                                                       ---------   ----------   ---------  -----------
Net income, as reported .............................  $   34.9    $    34.8    $   63.3   $     57.7
Add: Stock-based compensation expense, net of tax ...        .6           .4         1.1           .6
Deduct: Total stock-based employee compensation
  expense determined under the fair value-based
  method for all awards, net of tax..................      (1.1)         (.8)       (2.1)        (1.5)
                                                       --------    ---------    --------   ----------
Pro forma net income.................................  $   34.4    $    34.4    $   62.3   $     56.8
                                                       ========    =========    ========   ==========

NET INCOME PER SHARE:
Basic, as reported ..................................  $    .70    $     .71    $   1.27   $     1.17
Basic, pro forma ....................................       .69          .70        1.25         1.15
Diluted, as reported ................................       .63          .66        1.15         1.09
Diluted, pro forma ..................................       .62          .65        1.13         1.07

NOTE 10. EARNINGS PER SHARE

      GATX has previously issued two convertible debt securities, one in 2002 for $175.0 million and the other in 2003 for $125.0 million. Shares underlying $175.0 million of convertible securities issued in 2002 and the related interest expense adjustment were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2004 because of antidilutive effects. These securities are convertible into common stock at a price of $34.09 per share, which would result in 5,133,471 common shares issued upon conversion.

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

      The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30                 JUNE 30
                                                          ------------------      ------------------
                                                           2005        2004        2005        2004
                                                          ------      ------      ------      ------
NUMERATOR:

  Income from continuing operations .................     $ 34.5      $ 19.7      $ 62.9      $ 39.4
  Income from discontinued operations ...............         .4        15.1          .4        18.3
      Less: Dividends paid and accrued on preferred
             stock ..................................          *           *           *           *
                                                          ------      ------      ------      ------
NUMERATOR FOR BASIC EARNINGS PER SHARE - INCOME
  AVAILABLE TO COMMON SHAREHOLDERS                          34.9        34.8        63.3        57.7

  Effect of dilutive securities:
     Add: Dividends paid and accrued on preferred
           stock ....................................          *           *           *           *
          After-tax interest expense on convertible
           securities ...............................        3.2         1.0         6.4         2.0
                                                          ------      ------      ------      ------
NUMERATOR FOR DILUTED EARNINGS PER SHARE - INCOME
  AVAILABLE TO COMMON SHAREHOLDERS                        $ 38.1      $ 35.8      $ 69.7      $ 59.7

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE - WEIGHTED
  AVERAGE SHARES ....................................       49.9        49.3        49.8        49.3

Effect of dilutive securities:
     Stock based incentive plans ....................         .7          .2          .6          .2
     Convertible preferred stock ....................         .1          .1          .1          .1
     Convertible debt securities ....................       10.3         5.2        10.3         5.2
                                                          ------      ------      ------      ------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE - ADJUSTED
  WEIGHTED AVERAGE AND ASSUMED CONVERSION ...........       61.0        54.8        60.8        54.8

BASIC EARNINGS PER SHARE:
Income from continuing operations ...................     $  .69      $  .40      $ 1.26      $  .80
Income from discontinued operations .................        .01         .31         .01         .37
                                                          ------      ------      ------      ------
TOTAL BASIC EARNINGS PER SHARE                            $  .70      $  .71      $ 1.27      $ 1.17
                                                          ======      ======      ======      ======

DILUTED EARNINGS PER SHARE:
Income from continuing operations ...................     $  .62      $  .38      $ 1.14      $  .76
Income from discontinued operations .................        .01         .28         .01         .33
                                                          ------      ------      ------      ------
TOTAL DILUTED EARNINGS PER SHARE                          $  .63      $  .66      $ 1.15      $ 1.09
                                                          ======      ======      ======      ======

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

      GATX allocates certain corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office, such as information technology, human resources, legal, financial support and executive costs. Directly attributable expenses are generally allocated to the segments while shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

      Debt balances and interest expense were allocated to each segment based upon an assigned fixed leverage ratio incorporating both on and off balance sheet assets across all reporting periods. In 2005, assigned fixed leverage, expressed as a ratio of debt to equity was 4.5:1 for Rail, 3:1 for Air and 4:1 for Specialty; 2004 ratios were 5:1 for Rail, 4:1 for Air and 4:1 for Specialty. Unallocated debt and related interest expense was assigned to Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial return. The reduction to the 2005 leverage assumptions at Rail and Air reflect the Company's lower consolidated leverage position.

      The following tables present certain segment data for the three and six months ended June 30, 2005 and 2004 (in millions):

                                                     RAIL       AIR      SPECIALTY   OTHER   INTER-SEGMENT    TOTAL
                                                   --------   --------   ---------  -------  -------------   -------
THREE MONTHS ENDED JUNE 30, 2005
Revenues ......................................... $  198.5   $   30.3    $   34.1  $ 36.1     $     --     $  299.0
Share of affiliates' earnings ....................      6.9       11.8        12.6      --           --         31.3
                                                   --------   --------    --------  ------     --------     --------
Total gross income ...............................    205.4       42.1        46.7    36.1           --        330.3
Depreciation .....................................     31.5       14.9         1.0     2.0           --         49.4
Interest, net ....................................     19.5       14.4         5.2     1.7           --         40.8
Operating lease expense ..........................     44.7        5.4          .9      --          (.1)        50.9
Income (loss) from continuing operations before
  income  taxes ..................................     36.4        (.1)       38.5   (20.7)          .1         54.2
Income (loss) from continuing operations .........     23.1         --        23.8   (12.5)          .1         34.5
                                                   --------   --------    --------  ------     --------     --------
SELECTED BALANCE SHEET DATA AT JUNE 30, 2005
Investments in affiliated companies ..............    101.3      536.8       175.9      --           --        814.0
Identifiable assets from continuing operations ...  2,531.0    1,995.7       432.2   466.0        (60.9)     5,364.0
                                                   --------   --------    --------  ------     --------     --------
CASH FLOW
Portfolio investments and capital additions ......     80.5        2.3         9.5     1.9           --         94.2
                                                   --------   --------    --------  ------     --------     --------

                                                        RAIL         AIR      SPECIALTY     OTHER    INTER-SEGMENT     TOTAL
                                                       -------     -------    ---------    --------  -------------    -------
THREE MONTHS ENDED JUNE 30, 2004
Revenues .........................................    $  179.6    $   29.0     $  22.1     $  35.9    $   --         $  266.6
Share of affiliates' earnings ....................         6.0         6.4         4.0          --        --             16.4
                                                      --------    --------     -------     -------    ------         --------
Total gross income ...............................       185.6        35.4        26.1        35.9        --            283.0
Depreciation .....................................        30.8        14.5         1.0         2.0        --             48.3
Interest, net ....................................        18.1         9.0         6.6         6.2        --             39.9
Operating lease expense ..........................        41.4         1.0         1.1          --        --             43.5
Income (loss) from continuing operations before
  income taxes ...................................        25.1         4.3        15.4       (17.5)       --             27.3
Income (loss) from continuing operations .........        18.7         2.6         9.1       (10.7)       --             19.7
                                                      --------    --------     -------     -------    ------         --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2004
Investments in affiliated companies ..............       102.5       473.8       142.3          --        --            718.6
Identifiable assets from continuing operations ...     2,721.2     2,086.4       477.4       372.9     (56.4)         5,601.5
                                                      --------    --------     -------     -------    ------         --------
CASH FLOW
Portfolio investments and capital additions ......       156.9        97.4         9.2         1.0        --            264.5
                                                      --------    --------     -------     -------    ------         --------

                                                     RAIL         AIR      SPECIALTY     OTHER    INTER-SEGMENT     TOTAL
                                                    -------     -------    ---------    --------  -------------    -------
SIX MONTHS ENDED JUNE 30, 2005
Revenues ......................................... $  399.4    $   63.6    $   51.4     $  41.6    $      --      $  556.0
Share of affiliates' earnings ....................     10.0        22.2        22.0          --           --          54.2
                                                   --------    --------    --------     -------    ---------      --------
Total gross income ...............................    409.4        85.8        73.4        41.6           --         610.2
Depreciation .....................................     66.6        30.6         2.0         2.0           --         101.2
Interest, net ....................................     42.1        27.7        10.1         2.6           --          82.5
Operating lease expense ..........................     86.7         5.9         2.0          --          (.2)         94.4
Income (loss) from continuing operations before
  income taxes ...................................     66.2         6.9        54.7       (30.6)          .2          97.4
Income (loss) from continuing operations .........     43.1         4.8        33.8       (18.9)          .1          62.9
                                                   --------    --------    --------     -------    ---------      --------
SELECTED BALANCE SHEET DATA AT JUNE 30, 2005
Investments in affiliated companies ..............    101.3       536.8       175.9          --           --         814.0
Identifiable assets from continuing operations ...  2,531.0     1,995.7       432.2       466.0        (60.9)      5,364.0
                                                   --------    --------    --------     -------    ---------      --------
CASH FLOW
Portfolio investments and capital additions ......    150.6         2.9        31.6         3.4           --         188.5
                                                   --------    --------    --------     -------    ---------      --------

                                                      RAIL         AIR      SPECIALTY     OTHER    INTER-SEGMENT    TOTAL
                                                     -------     -------    ---------    --------  -------------   -------
SIX MONTHS ENDED JUNE 30, 2004
Revenues .........................................  $  357.5    $   52.3     $  53.6     $  43.4    $      --     $  506.8
Share of affiliates' earnings ....................       9.8        15.6         8.6          --           --         34.0
                                                    --------    --------     -------     -------    ---------     --------
Total gross income ...............................     367.3        67.9        62.2        43.4           --        540.8
Depreciation .....................................      61.0        28.3         2.1         2.0           --         93.4
Interest, net ....................................      34.9        18.3        14.1        11.1           --         78.4
Operating lease expense ..........................      83.1         2.0         2.1          --           --         87.2
Income (loss) from continuing operations before
  income taxes ...................................      44.5         7.1        40.3       (34.0)          --         57.9
Income (loss) from continuing operations .........      31.4         4.6        25.0       (21.6)          --         39.4
                                                    --------    --------     -------     -------    ---------     --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2004
Investments in affiliated companies ..............     102.5       473.8       142.3          --           --        718.6
Identifiable assets from continuing operations ...   2,721.2     2,086.4       477.4       372.9        (56.4)     5,601.5
                                                    --------    --------     -------     -------    ---------     --------
CASH FLOW
Portfolio investments and capital additions ......     251.0        98.4        18.1         1.6           --        369.1
                                                    --------    --------     -------     -------    ---------     --------

NOTE 12. DISCONTINUED OPERATIONS

      Consistent with GATX's strategy of focusing on the Company's core businesses, GATX sold its Technology business during 2004. On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of Technology and its Canadian affiliate. The remaining assets, consisting primarily of interests in two joint ventures, were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

      The following table summarizes the revenues, income before taxes and operating results of Technology, which has been reclassified to discontinued operations for all periods presented (in millions):

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30             JUNE 30
                                         --------------------  ----------------
                                            2005       2004     2005      2004
                                         ----------  --------  ------   -------
Gross income...........................  $  .8       $  47.9   $  1.2   $ 98.1
Income before taxes....................     .8          25.2       .8     30.3
Operating income, net of tax...........     .4          15.5       .4     18.7
Loss on sale of segment, net of tax....     --           (.4)      --      (.4)

      The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                    JUNE 30             JUNE 30
                                                             --------------------  ----------------
                                                                2005       2004     2005      2004
                                                             ----------  --------  ------   -------
OPERATING ACTIVITIES
  Net cash (used in) provided by operating activities .....  $ (.8)      $ 22.6    $ (.8)   $  57.1

INVESTING ACTIVITIES
  Portfolio investments and capital additions .............     --        (60.2)      --     (128.6)
  Portfolio proceeds ......................................     --         45.1       --       93.5
  Net proceeds from sale of segment .......................     .1        214.7      9.1      214.7
                                                               ---       ------    -----    -------
  Net cash provided by investing activities ...............     .1        199.6      9.1      179.6
FINANCING ACTIVITIES
  Net proceeds from issuance of debt ......................     --         19.0       --       76.4
  Repayment of debt .......................................     --        (70.9)      --     (132.3)
                                                               ---       ------    -----    -------
  Net cash used in financing activities ...................     --        (51.9)      --      (55.9)
                                                               ---       ------    -----    -------
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS, NET ...  $ (.7)      $170.3    $ 8.3    $ 180.8
                                                             =====       ======    =====    =======

      In the six month period ended June 30, 2005, Technology received final distributions totaling $9.1 million associated with the 2004 sale of a joint venture interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

       The following Management's Discussion and Analysis should be read in conjunction with the unaudited financial statements included herein. Certain statements may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to general economic conditions; lease rates, utilization levels and operating costs in GATX's primary asset segments; conditions in the capital markets; changes in GATX's or GATX Financial Corporation's credit ratings; dynamics affecting companies within the markets served by GATX; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX's primary markets including lease pricing and asset availability; changes in loss provision levels within GATX's portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the outcome of pending or threatened litigation and general market conditions in the rail, air, marine and other large-ticket industries. Other factors and unanticipated events could adversely affect our business operations and financial performance. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K. These risks, uncertainties and other factors should be carefully considered in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.


BUSINESS OVERVIEW

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

      Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005. For further information, refer to GATX's Annual Report on Form 10-K for the year ended December 31, 2004.

      This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures. See "Non-GAAP Financial Measures" for additional information including definitions of terms and reconciliations to related GAAP components.

RISK FACTORS

      For a list of GATX's risk factors, refer to the Annual Report on Form 10-K for the year ended December 31, 2004.

      Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that GATX currently deems immaterial, may also adversely affect GATX's business operations.

FINANCIAL SUMMARY

      The following table presents income from continuing operations and net income by segment for the three and six month periods ended June 30 (in millions):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30                    JUNE 30
                                        ---------------------     ---------------------
                                          2005         2004         2005         2004
                                        --------     --------     --------     --------
Rail .................................  $  23.1      $  18.7      $  43.1      $  31.4
Air ..................................       --          2.6          4.8          4.6
Specialty ............................     23.8          9.1         33.8         25.0
Other ................................    (12.5)       (10.7)       (18.9)       (21.6)
Intersegment .........................       .1           --           .1           --
                                        -------      -------      -------      -------
  Income from continuing operations ..     34.5         19.7         62.9         39.4
Discontinued operations ..............        4         15.1           .4         18.3
                                        -------      -------      -------      -------
  Net income .........................  $  34.9      $  34.8      $  63.3      $  57.7
                                        -------      -------      -------      -------

FINANCIAL PERFORMANCE MEASURES

      The following table presents financial measures and ratios based on financial data derived from the financial statements and non-GAAP components. For additional information see Non-GAAP Financial Performance Measures. The Company uses these financial measures and ratios to analyze the Company's underlying financial performance from period to period. All amounts and ratios are based on continuing operations and are shown for the trailing 12-month periods ended June 30:

                               2005   2004
                              -----  -----
Return on equity...........   17.9%   9.5%
Return on assets...........    2.7%   1.2%
SG&A efficiency ratio......   1.71%  1.74%

      The 2005 trailing 12-month return measures were positively affected by non-operating events that occurred in the second half of 2004, including a gain from the sale of the Staten Island property, insurance recoveries and tax benefits.

COMPARISON OF SIX MONTHS AND THREE MONTHS RESULTS OF OPERATIONS BY BUSINESS SEGMENT

                                    GATX RAIL

Components of Rail's income statement are summarized below (in millions):

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30              JUNE 30
                                                 -------------------   --------------------
                                                   2005      2004        2005        2004
GROSS INCOME

Lease income ..................................  $180.5      $160.2     $358.8      $319.6
Asset remarketing income ......................     1.3         1.7        8.2         6.1
Gain on sale of securities ....................      .5          --         .5          --
Fees ..........................................      .4          .9         .9         1.9
Other .........................................    15.8        16.8       31.0        29.9
                                                 ------      ------     ------      ------
Revenues ......................................   198.5       179.6      399.4       357.5
Share of affiliates' earnings .................     6.9         6.0       10.0         9.8
                                                 ------      ------     ------      ------
TOTAL GROSS INCOME ............................   205.4       185.6      409.4       367.3

OWNERSHIP COSTS
Depreciation ..................................    31.5        30.8       66.6        61.0
Interest, net .................................    19.5        18.1       42.1        34.9
Operating lease expense .......................    44.7        41.4       86.7        83.1
                                                 ------      ------     ------      ------
TOTAL OWNERSHIP COSTS .........................    95.7        90.3      195.4       179.0

OTHER COSTS AND EXPENSES
Maintenance expenses ..........................    45.5        45.6       93.7        91.5
Other operating expenses ......................     9.8         7.7       17.9        18.7
Selling, general and administrative expenses ..    17.3        16.9       35.3        33.4
(Reversal) provision for possible losses ......     (.2)         --       (1.0)         .2
Asset impairment charges ......................      .9          --        1.9          --
                                                 ------      ------     ------      ------
TOTAL OTHER COSTS AND EXPENSES ................    73.3        70.2      147.8       143.8
                                                 ------      ------     ------      ------
INCOME BEFORE INCOME TAXES ....................    36.4        25.1       66.2        44.5

INCOME TAXES ..................................    13.3         6.4       23.1        13.1
                                                 ------      ------     ------      ------
NET INCOME ....................................  $ 23.1      $ 18.7     $ 43.1      $ 31.4
                                                 ======      ======     ======      ======

FINANCIAL PERFORMANCE MEASURES FOR RAIL

      The following table summarizes the performance measures for the trailing 12-month periods ended June 30 ($'s in millions):

                                 2005           2004
                              ----------    -------------
Return on assets...........         1.9%             1.7%
SG&A efficiency ratio......        1.89%            1.89%
On balance sheet assets....   $ 2,531.0     $    2,555.5
Off-balance sheet assets...   $ 1,265.5     $    1,178.2
Total assets...............   $ 3,796.5     $    3,733.7

For additional information see Non-GAAP Financial Performance Measures

RAIL'S FLEET DATA

      The following table summarizes fleet activity for GATX's wholly owned North American rail cars for the six months ended June 30:

   Railcar rollforward:      2005       2004
-------------------------  ---------  --------
Beginning balance........   106,819   105,248
Cars added...............     2,120     3,768
Cars scrapped or sold....    (2,386)   (2,656)
                            -------   -------
Ending balance...........   106,553   106,360
Utilization rate.........      97.9%     96.2%

SUMMARY

      Market conditions in North America continued to improve, favorably impacting Rail's North American operations. Market indicators, such as car loadings and ton miles, were up from the comparable prior year period. Rail has more cars on lease and is realizing higher rental rates. European market conditions are stable and Rail has benefited from success in new markets and an increase in the number of cars on lease. The transition of the DEC business model from trip leasing to operating leasing in Poland has been completed, and DEC is achieving SG&A savings associated with this change.

      In the first six months of 2005, Rail invested $150.6 million, acquiring approximately 2,120 cars in North America. The impact of higher new car prices and competition for secondary market acquisitions were limiting factors in the number of attractive investment opportunities.

      Year to date net income of $43.1 million in 2005 increased $11.7 million from the prior year period, and second quarter income of $23.1 million increased $4.4 million from the prior year quarter. Improvement in both year to date and second quarter results was driven primarily by higher lease income due to increasing rates and more active cars on lease. These factors were partially offset by higher ownership costs.

      In the fourth quarter of 2004, Rail acquired the remaining 50% ownership interest of the Locomotive Leasing Partners, LLC joint venture (LLP). As a result, LLP's results are now included in Rail's consolidated financial statements. The impact of this acquisition was not material to Rail's 2005 net income as compared to the prior year.

COMPARISON OF FIRST SIX MONTHS OF 2005 TO FIRST SIX MONTHS OF 2004

GROSS INCOME

      Gross income for the first six months of 2005 increased to $409.4 million, compared to $367.3 million in the prior year period. Additional cars on lease and higher lease rates drove this improvement.

      Lease income increased $39.2 million to $358.8 million in the first six months of 2005, including a $12.5 million contribution from LLP. Secondary market acquisitions and new railcar investments made throughout 2004 and 2005 drove the significant increase in active car counts resulting in a corresponding increase in lease income. On average, Rail had approximately 4,000 more active cars during the first six months of 2005 compared to the same period in 2004. North American utilization improved to 98% at June 30, 2005 representing approximately 104,400 railcars on lease compared to 96% at June 30, 2004 with approximately 102,300 railcars on lease. During the second half of 2004, Rail began to experience increases in average renewal rates as compared to the average expiring rate on a basket of its most common car types. This trend continued in the first and second quarters of 2005 as average renewal rates within the basket increased approximately 9% and 15%, respectively compared to the average expiring rate.

      European lease income was favorable to the prior year period due to an increase in the number of cars on lease resulting from the placement of new car deliveries throughout 2004. European market conditions continue to be stable and utilization and rate trends are expected to remain positive throughout the balance of 2005.

      Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $8.2 million increased $2.1 million from the prior year period due primarily to the sale of approximately 500 more railcars in 2005.

      Other income of $31.0 million increased $1.1 million over the prior period due to increased railcar repair revenue, primarily from third party customers and railroads. This was partially offset by lower scrapping gains due to fewer railcars scrapped. Full year scrapping gains are expected to be lower than the prior year as fewer cars are anticipated to be scrapped and scrap steel prices have recently declined.

      Share of affiliates' earnings of $10.0 million were $.2 million higher than the prior year period. Excluding LLP's earnings of $2.1 million in 2004, share of affiliates' earnings were $2.3 million higher than the prior year period. The increase was the result of favorable market conditions at both domestic and foreign joint ventures and larger asset remarketing gains within domestic joint ventures.

OWNERSHIP COSTS

      Ownership costs increased to $195.4 million in the 2005 period compared to $179.0 million in 2004. Both depreciation and interest expense were higher due to railcar additions and the acquisition and full consolidation of LLP's operations. Higher average interest rates also impacted interest expense.

OTHER COSTS AND EXPENSES

      Maintenance expense of $93.7 million increased $2.2 million from the prior year period due to a larger active fleet and implementation of Association of American Railroad rules for wheel replacements. In the coming quarters, Rail expects to undertake a number of railcar conversions, a process of retrofitting or overhauling cars that enables these cars to be used in different service. This will have a positive long-term financial impact, but will increase maintenance expense in the near term.

POTENTIAL RAILCAR REGULATORY MANDATES

      The entire railroad industry, including Rail, faces the increasing possibility that additional security or safety legislation or regulations may be mandated, increasing future maintenance costs. Well publicized railroad derailments, some of which involved GATX railcars, have focused attention on safety issues associated with the transportation of hazardous materials. These incidents have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials. Suggested remedial measures vary, but include rerouting hazardous material railcar movements, increasing the inspection authority of the Federal Railroad Administration ("FRA"), addressing the physical condition of tank cars, and revising manufacturing specifications for high pressure tank cars which carry hazardous materials. Specific focus has been directed at pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the FRA conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. To date, the NTSB has not recommended that pressure cars built prior to 1989 be removed from service, nor has the FRA issued any orders curtailing use of these cars. In addition, legislation has been introduced at the state and Federal level, which if adopted, would affect pressurized tank cars manufactured before 1989 for use in the transportation of hazardous materials. Specifically, in July 2005, federal legislation was passed in the U.S. House of Representatives and Senate and sent to the President for approval, which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The Company owns or leases approximately 5,700 pre-1989 built pressurized tank cars in North America (5% of its North American fleet). While the Company is actively working with trade associations and others to participate in the legislative and regulatory process affecting rail transportation of hazardous materials, the outcome of proposed remedial measures, the probability of adoption of such measures, and the resulting impact on GATX should such measures be adopted cannot be reasonably determined at this time.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2005 TO SECOND QUARTER 2004

GROSS INCOME

      Rail's second quarter 2005 gross income increased to $205.4 million, compared to $185.6 million in the prior year period. Additional cars on lease, higher lease rates and higher share of affiliates' earnings all contributed to this improvement.

      Second quarter 2005 lease income increased $20.3 million to $180.5 million, including a $6.4 million contribution from LLP. Secondary market acquisitions and new railcar investments made throughout 2004 and the first quarter of 2005 drove the significant increase in active car counts resulting in a corresponding increase in lease income. On average, Rail had approximately 3,700 more active cars during the second quarter of 2005 compared to the same period in 2004. During the second quarter of 2005 average renewal rates within a basket of common cars increased approximately 15% compared to the average expiring rate.

      European lease income was favorable to the prior year period due to an increase in the number of cars on lease resulting from the placement of new car deliveries throughout 2004 and growth in new markets.

      Share of affiliates' earnings of $6.9 million were $.9 million higher than the prior year period. Excluding LLP's earnings of $.7 million in 2004, share of affiliates' earnings were $1.6 million higher than the prior year period. The increase was the result of favorable market conditions at both domestic and foreign joint ventures and higher asset remarketing gains within the joint ventures.

OWNERSHIP COSTS

      Ownership costs increased to $95.7 million in the 2005 period compared to $90.3 million in 2004. Both depreciation and interest expense were higher due to railcar additions and the acquisition of LLP. Higher average interest rates in 2005 also impacted interest expense.

OTHER COSTS AND EXPENSES

      Maintenance expense of $45.5 million in the second quarter of 2005 was comparable to the second quarter 2004. North American costs were favorable to prior period due to fewer cars repaired and the absence of bolster replacement work. This was partially offset by increased costs associated with the European fleet.

                                    GATX AIR

Components of Air's income statement are summarized below (in millions):

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30                     JUNE 30
                                                 -------------------------    -----------------------
                                                    2005           2004         2005          2004
                                                 -----------     ---------    ---------     ---------
GROSS INCOME
Lease income...................................  $      28.1     $    24.7    $    57.9     $    45.3
Interest income................................           .2            .1           .3            .2
Asset remarketing income.......................           .1            .2          1.1            .4
Fees...........................................          1.9           3.4          4.1           5.1
Other..........................................           --            .6           .2           1.3
                                                 -----------     ---------    ---------     ---------
Revenues.......................................         30.3          29.0         63.6          52.3
Share of affiliates' earnings..................         11.8           6.4         22.2          15.6
                                                 -----------     ---------    ---------     ---------
TOTAL GROSS INCOME.............................         42.1          35.4         85.8          67.9

OWNERSHIP COSTS
Depreciation...................................         14.9          14.5         30.6          28.3
Interest, net..................................         14.4           9.0         27.7          18.3
Operating lease expense........................          5.4           1.0          5.9           2.0
                                                 -----------     ---------    ---------     ---------
TOTAL OWNERSHIP COSTS..........................         34.7          24.5         64.2          48.6

OTHER COSTS AND EXPENSES
Maintenance expenses...........................           .1           1.1           .5           1.3
Other operating expenses.......................           .4            .4           .8            .8
Selling, general and administrative expenses...          7.1           5.1         13.8          10.5
Reversal of provision for possible losses......          (.1)           --          (.4)          (.4)
                                                 -----------     ---------    ---------     ---------
TOTAL OTHER COSTS AND EXPENSES.................          7.5           6.6         14.7          12.2
                                                 -----------     ---------    ---------     ---------
(LOSS) INCOME BEFORE INCOME TAXES..............          (.1)          4.3          6.9           7.1

INCOME TAX (BENEFIT) PROVISION.................          (.1)          1.7          2.1           2.5
                                                 -----------     ---------    ---------     ---------
NET INCOME.....................................  $        --     $     2.6    $     4.8     $     4.6
                                                 ===========     =========    =========     =========

FINANCIAL PERFORMANCE MEASURES FOR AIR

      The following table summarizes the performance measures for the trailing 12-month periods ended June 30 ($'s in millions):

                                                                     2005          2004
                                                                 -----------    ----------
Return on assets............................................              .5%           .5%
SG&A efficiency ratio.......................................             .63%          .57%
On balance sheet assets.....................................     $   1,995.7    $  2,032.6
Off-balance sheet assets....................................     $      28.4    $     28.4
Total assets................................................     $   2,024.1    $  2,061.0

For additional information see Non-GAAP Financial Performance Measures

AIR'S FLEET DATA

      The following table summarizes information on GATX owned and managed aircraft for the six months ended or as of June 30 ($'s in millions):

                                                                    2005          2004
                                                                  ---------     --------
Utilization by net book value of owned aircraft..............          99.9%        97.3%
Number of owned aircraft*....................................           155          163
Number of managed aircraft...................................            66           71
Non-performing assets........................................     $    21.3     $     --
Impairments and net charge-offs..............................     $      --     $     --

* Includes wholly-owned and partnered aircraft

SUMMARY

      Air benefited from an improving worldwide operating environment relative to recent periods, with increasing year-over-year passenger traffic growth in Europe, Asia, and the Americas. Lease rates continue to recover from the low levels of recent years, especially for newer aircraft which comprise a majority of Air's fleet. Utilization continues to be high, with the owned fleet effectively fully utilized.

      Although traffic has rebounded from post -September 11, 2001 lows, the recovery is fragile and is threatened by the high cost of jet fuel and the possibility of airline failures. Because of these factors, Air continues to actively monitor the risk of lessee defaults and asset impairments. United States carriers are particularly vulnerable, as the combination of high fuel prices and low yields has increased operating losses and contributed to uncertainty with respect to the financial stability of major airlines. Air continues to have limited exposure to domestic carriers, with 8% of its total aircraft investment in the United States as of June 30, 2005.

      In April 2005, Air sold a 50% interest in a A319-100 aircraft in connection with the formation of a new joint venture. A 50% interest in three other aircraft, two 737-800's and one 737-700, had been sold to the joint venture from Air's portfolio in the first quarter of 2005.

      Net income of $4.8 million for the six month period increased $.2 million compared to the prior year period and break even results for the second quarter were $2.6 million lower compared to the prior year quarter. Both six months and three months results include a one-time operating lease charge of $4.8 million related to the restructuring of a lease with a bankrupt carrier, ATA Holdings.

COMPARISON OF FIRST SIX MONTHS OF 2005 TO FIRST SIX MONTHS OF 2004

GROSS INCOME

      Air's gross income of $85.8 million was $17.9 million higher than the prior year period. The increase was primarily driven by higher lease income and share of affiliates' earnings. Lease income of $57.9 million increased $12.6 million from the prior year period attributable in part to higher rents on variable rate leases. Comparability between periods is impacted by the acquisition and disposition of aircraft and timing of lease transitions in each year and the transfer of four aircraft to a newly formed partnership in 2005. Share of affiliates' earnings of $22.2 million was $6.6 million higher than the prior year period and reflected improved rental rates, earnings from a new joint venture and continued strong performance at Air's engine leasing joint venture. The 2005 period also benefited from the favorable resolution and the reversal of repossession expense accruals on five aircraft that had been leased to a European carrier which declared bankruptcy in 2004.

OWNERSHIP COSTS

      Ownership costs of $64.2 million were $15.6 million higher than the prior year period. The increase was primarily due to higher average interest rates and higher operating lease expense from a non-recurring $4.8 million loss on a restructured sublease to ATA Holdings.

OTHER COSTS AND EXPENSES

      Total other costs and expenses of $14.7 million were $2.5 million higher than the prior year period. The increase from the prior year period was primarily attributable to lower aircraft acquisition activity, which reduced the amount of SG&A expenses that were capitalizable in 2005. Maintenance expense was $.8 million lower due to a reduced number of aircraft lease transitions and related maintenance events during the current year period.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2005 TO SECOND QUARTER 2004

GROSS INCOME

      Air's gross income of $42.1 million was $6.7 million higher than the prior year period. The increase was primarily driven by higher lease income and share of affiliates' earnings. Lease income of $28.1 million increased $3.4 million from the prior year period attributable in part to higher rents on variable rate leases. Comparability between periods is impacted by the acquisition and disposition of aircraft and timing of lease transitions in each year and the transfer of four aircraft to a newly formed partnership in 2005. Share of affiliates' earnings of $11.8 million was $5.4 million higher than the prior year period and reflected improved rental rates, earnings from a new joint venture, continued strong performance at Air's engine leasing joint venture, and the reversal of repossession expense accruals on five aircraft that had been leased to a European carrier which had declared bankruptcy in 2004.

OWNERSHIP COSTS

      Ownership costs of $34.7 million were $10.2 million higher than the prior year period. The increase was primarily due to higher average interest rates on direct and allocated debt and higher operating lease expense from a non-recurring $4.8 million loss on a restructured sublease to ATA Holdings.

OTHER COSTS AND EXPENSES

      Total other costs and expenses of $7.5 million were $.9 million higher than the prior year period. The increase from the prior year period was primarily attributable to lower aircraft acquisition activity, which reduced the amount of SG&A expenses that were capitalizable in 2005. Maintenance expense was $1.0 million lower due to a reduced number of aircraft lease transitions and related maintenance events during the current year period.

                             GATX SPECIALTY FINANCE

Components of Specialty's income statement are summarized below (in millions):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                     JUNE 30
                                                   -----------------------     -----------------------
                                                     2005          2004          2005          2004
                                                   ---------     ---------     ---------     ---------
GROSS INCOME
Lease income...................................    $     7.8     $     7.6     $    15.4     $    14.7
Interest income................................          2.6           3.8           4.4          12.2
Asset remarketing income.......................         21.0           6.7          23.5          20.6
Gain on sale of securities.....................          1.0           2.1           5.9           3.2
Fees...........................................          1.2            .8           2.1           1.7
Other..........................................           .5           1.1            .1           1.2
                                                   ---------     ---------     ---------     ---------
Revenues.......................................         34.1          22.1          51.4          53.6
Share of affiliates' earnings..................         12.6           4.0          22.0           8.6
                                                   ---------     ---------     ---------     ---------
TOTAL GROSS INCOME.............................         46.7          26.1          73.4          62.2

OWNERSHIP COSTS
Depreciation...................................          1.0           1.0           2.0           2.1
Interest, net..................................          5.2           6.6          10.1          14.1
Operating lease expense........................           .9           1.1           2.0           2.1
                                                   ---------     ---------     ---------     ---------
TOTAL OWNERSHIP COSTS..........................          7.1           8.7          14.1          18.3

OTHER COSTS AND EXPENSES
Maintenance expenses...........................           .2            .4            .7            .6
Other operating expenses.......................          1.9           1.4           3.6           2.6
Selling, general and administrative expenses...          1.6           2.2           3.5           5.1
Reversal of provision for possible losses......          (.9)         (3.1)         (2.3)         (4.8)
Asset impairment charges.......................           .4            .7           1.5            .8
Fair value adjustments for derivatives.........         (2.1)           .4          (2.4)          (.7)
                                                   ---------     ---------     ---------     ---------
TOTAL OTHER COSTS AND EXPENSES.................          1.1           2.0           4.6           3.6
                                                   ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES.....................         38.5          15.4          54.7          40.3

INCOME TAXES...................................         14.7           6.3          20.9          15.3
                                                   ---------     ---------     ---------     ---------
NET INCOME.....................................    $    23.8     $     9.1     $    33.8     $    25.0
                                                   =========     =========     =========     =========

FINANCIAL PERFORMANCE MEASURES FOR SPECIALTY FINANCE ($'S IN MILLIONS)

The following table summarizes the performance measures for the trailing 12-month periods ended June 30 ($'s in millions):

                                                                  2005            2004
                                                              ------------     -----------
Return on assets.......................................                9.8%            6.2%
SG&A efficiency ratio..................................                .57%            .79%
On balance sheet assets................................       $      432.2     $     552.2
Off-balance sheet assets...............................       $       11.8     $      13.3
Total assets...........................................       $      444.0     $     565.5

For additional information see Non-GAAP Financial Performance Measures

SPECIALTY'S PORTFOLIO DATA

      The following table summarizes information on the owned and managed Specialty Finance portfolio as of or for the six months ended June 30 ($'s in millions):

                                                            2005         2004
                                                          --------     ---------
Loss allowance as % of reservable assets..............         6.3%          6.4%
Impairments and net charge-offs.......................    $     .9     $     3.7
Net book value of managed portfolio...................    $  675.4     $   803.5

SUMMARY

      During the six-month period ending June 30, 2005, the Specialty Finance portfolio declined as portfolio runoff exceeded new investment. Specialty's average total assets decreased by $170.1 million compared to the prior year with the largest decrease being the venture loan investment balance. At June 30, 2005 the total balance of venture investments was $31.1 million. Specialty is pursuing new investments in marine assets and other targeted industrial equipment. 2005 year to date investment volume in these areas is $31.6 million.

      Specialty's net income of $33.8 million for the first six months of 2005 was $8.8 million higher than prior year and second quarter net income of $23.8 million was $14.7 million higher than the prior year quarter. Second quarter and year to date results reflect strong results from the marine joint ventures and large asset remarketing gains.

COMPARISON OF FIRST SIX MONTHS OF 2005 TO FIRST SIX MONTHS OF 2004

GROSS INCOME

      Gross income of $73.4 million was $11.2 million higher than the prior year. The increase is primarily due to higher share of affiliates' earnings, asset remarketing income and gain on sale of securities, and is partially offset by lower interest income. Share of affiliates' earnings of $22.0 million was $13.4 million higher the prior year as a result of high utilization and higher charter rates for the vessels in the marine joint ventures driven by the strong international shipping market. Asset remarketing income in the current year includes a $12.8 million residual sharing fee from a managed portfolio; the prior year included an $11.8 million gain from the final asset sale and dissolution of a corporate aircraft joint venture. The increase in gain on sale of securities in the current year was attributable to a $3.7 million gain from the sale of shares in an internet search engine company. Interest income of $4.4 million was $7.8 million lower than the prior year due to the runoff of venture and other portfolio loans and a $4.0 million prepayment penalty received in the first half of 2004.

OWNERSHIP COSTS

      Ownership costs of $14.1 million in 2005 decreased $4.2 million compared to the prior year primarily due to lower debt balances related to the declining investment portfolio.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $4.6 million increased $1.0 million primarily due to a lower loss provision reversal due to the reduced magnitude of the venture portfolio runoff partially offset by asset impairment charges in 2005 for certain assets classified as held for sale. Other costs and expenses were also impacted by the change in fair value of derivatives which are primarily the result of currency fluctuations and largely offset by the remeasurement of the associated investments reported as other income, and lower SG&A due to staff reductions.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2005 TO SECOND QUARTER 2004

GROSS INCOME

      Gross income of $46.7 million was $20.6 million higher than the prior year. The increase is primarily due to higher share of affiliates' earnings and asset remarketing income. Asset remarketing income in the current year includes a $12.8 million residual sharing fee from a managed portfolio. Share of affiliates' earnings of $12.6 million was $8.6 million higher than the prior year period as a result of high utilization and higher freight rates for the vessels in the marine joint ventures driven by strong international shipping market.

OWNERSHIP COSTS

      Ownership costs of $7.1 million decreased $1.6 million compared to the prior year primarily due to lower debt balances related to the declining investment portfolio.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $1.1 million decreased $.9 million. The increase in fair value of derivatives is due to currency fluctuations which are largely offset by the remeasurement of the associated investments reported as other income, and higher market prices for the warrant portfolio. The current year includes lower loss provision reversal due to the reduced magnitude of the venture portfolio runoff.

                                      OTHER

Components of Other's income statement are summarized below (in millions):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                   -----------------------     -----------------------
                                                      2005         2004          2005          2004
                                                   ---------     ---------     ---------     ---------
GROSS INCOME
Marine operating revenue.......................    $    40.3     $    33.3     $    46.0     $    40.0
Other..........................................         (4.2)          2.6          (4.4)          3.4
                                                   ---------     ---------     ---------     ---------
TOTAL GROSS INCOME.............................         36.1          35.9          41.6          43.4

OWNERSHIP COSTS
Depreciation...................................          2.0           2.0           2.0           2.0
Interest, net..................................          1.7           6.2           2.6          11.1
                                                   ---------     ---------     ---------     ---------
TOTAL OWNERSHIP COSTS..........................          3.7           8.2           4.6          13.1

OTHER COSTS AND EXPENSES
Marine operating expenses......................         30.4          25.9          35.3          31.5
Other operating expenses.......................           --            --            --            .1
Debt extinguishment costs......................         11.9            --          11.9            --
Selling, general and administrative expenses...         16.3          19.0          28.4          32.4
Reversal of provision for possible losses......          (.8)           --          (1.5)           --
Fair value adjustments for derivatives.........         (4.7)           .3          (6.5)           .3
                                                   ---------     ---------     ---------     ---------
TOTAL OTHER COSTS AND EXPENSES.................         53.1          45.2          67.6          64.3
                                                   ---------     ---------     ---------     ---------
LOSS BEFORE INCOME TAXES.......................        (20.7)        (17.5)        (30.6)        (34.0)

INCOME TAX BENEFIT.............................         (8.2)         (6.8)        (11.7)        (12.4)
                                                   ---------     ---------     ---------     ---------
NET LOSS.......................................    $   (12.5)    $   (10.7)    $   (18.9)    $   (21.6)
                                                   =========     =========     =========     =========

SUMMARY

      Other is comprised of corporate results, including SG&A and interest expense net of amounts allocated to the segments, and the results of ASC. Other's six month loss of $18.9 million is $2.7 million lower than the prior year and the second quarter loss of $12.5 million is $1.8 million higher than the prior year quarter. Both six months and three months results reflect the favorable impact of improved results at ASC combined with lower net interest expense and SG&A offset by debt extinguishment costs.

COMPARISON OF FIRST SIX MONTHS OF 2005 TO FIRST SIX MONTHS OF 2004

GROSS INCOME

      Gross income of $41.6 million in 2005 decreased by $1.8 million from the prior year as higher marine revenue was offset by a $5.9 million foreign exchange remeasurement loss from a Euro denominated loan made to a foreign subsidiary. This remeasurement loss is essentially offset by fair value adjustments to derivatives. Other income in the current year also includes $1.5 million related to receipt of an IRS refund pursuant to a prior year interest claim. The prior year included $3.2 million in proceeds related to the Airlog insurance recoveries. The favorable variance in marine operating revenue is due to higher freight rates driven by strong demand for ASC's vessels.

OWNERSHIP COSTS

      Ownership costs of $4.6 million were $8.5 million favorable to prior year. The favorable variance in the current year is primarily due to lower net interest expense which reflects the positive impact of carrying less excess liquidity in 2005 versus 2004.

OTHER COSTS AND EXPENSES

      SG&A expenses of $28.4 million were $4.0 million lower than prior year. The variance is primarily attributable to higher consulting fees in 2004 associated with the implementation of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. Marine operating expenses of $35.3 million were $3.8 million higher than the prior year attributable to increased fleet activity and vessel fuel costs at ASC. The net contribution from ASC increased $2.0 million year over year.

      Debt extinguishment costs of $11.9 million in the current year primarily relate to one-time fees associated with liability management activities. During the second quarter, GFC completed a bond tender for an aggregate principal amount of $188.4 million of debt scheduled to mature in 2006, and prepaid in excess of $110.0 million of higher cost secured borrowings.

      Fair value adjustments for derivatives in 2005 of $(6.5) million are a result of currency fluctuations and are offset by the remeasurement loss of the associated Euro denominated loan recorded in other income.

TAXES

      See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2005 TO SECOND QUARTER 2004

GROSS INCOME

      Gross income of $36.1 million in 2005 increased by $.2 million from the prior year period primarily due to higher marine revenue offset by a $4.1 million foreign exchange remeasurement loss from a Euro denominated loan made to a foreign subsidiary. The prior year period included $3.2 million in proceeds related to the Airlog insurance recoveries. The favorable variance in marine operating revenue is due to higher freight rates driven by strong demand for ASC's vessels.

OWNERSHIP COSTS

      Ownership costs of $3.7 million were $4.5 million favorable to the prior year period primarily due to lower net interest expense.

OTHER COSTS AND EXPENSES

      SG&A expenses of $16.3 million were $2.7 million lower than the prior year period. The variance is primarily attributable to higher consulting fees in 2004 associated with the implementation of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. Marine operating expenses of $30.4 million were $4.5 million unfavorable to the prior year due to increased fleet activity and vessel fuel costs.

      Debt extinguishment costs of $11.9 million in the current year period primarily relate to one-time fees associated with liability management activities. During the second quarter, GFC completed a bond tender for an aggregate principal amount of $188.4 million of debt scheduled to mature in 2006, and prepaid in excess of $110.0 million of higher cost secured borrowings.

      Fair value adjustments for derivatives in 2005 of $(4.7) million are a result of currency fluctuations and are offset by the remeasurement loss of the associated Euro denominated loan recorded in other income.

                                GATX CONSOLIDATED

CONSOLIDATED INCOME TAXES

      GATX's effective tax rate for continuing operations was 35% for the six months ended June 30, 2005 compared to 32% for the six months ended June 30, 2004. The lower tax rate in 2004 resulted primarily from a deferred tax benefit recorded due to a reduction in the tax rate enacted in Austria. The composition of the tax rate for the six months ended June 30, 2005 was primarily attributable to U.S. taxes at the federal tax statutory rate of 35%. The impact of state income taxes was substantially offset by lower taxes on foreign income. GATX expects that U.S. taxable income generated in the first two quarters and throughout 2005 will be entirely offset by a consolidated net operating loss carry forward, resulting in no currently payable or recoverable U.S. taxes.

      The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. GATX is currently evaluating the effect of the repatriation provision on its plan for reinvestment or repatriation of foreign earnings. The range of reasonably possible amounts of unremitted earnings considered for repatriation, and the income tax effects of such repatriation cannot be estimated with certainty at this time. The Company anticipates that the evaluation of the effect of the repatriation provision will be completed during the third quarter of 2005.

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

      Net cash provided by continuing operations for the first six months of 2005 was $95.0 million, a decrease of $10.7 million from the prior year period. Excluding a federal tax refund of $51.0 million received in 2004, cash flow from operations increased $40.3 million due to higher lease income partially offset by debt management costs and higher operating lease payments.

      Portfolio investments and capital additions for the six months of 2005 totaled $188.5 million, a decrease of $180.6 million from the comparable 2004 period. Rail's investment of $150.6 million during the six months of 2005 was $100.4 million lower from the prior year period. High car prices and strong competition for railcar acquisitions in the secondary markets have made it more challenging to find attractive new investments. Significant 2005 activity at Rail included the addition of 2,120 cars to the North American fleet, including 885 cars from the Committed Purchase Program. Air invested $2.9 million during the first six months of 2005, a decrease of $95.5 million from the prior year period due to the timing of progress payments and the absence of new aircraft deliveries in 2005. Additionally, Air's 2005 portfolio investments and capital additions included $62.7 million of non-cash contributions related to the transfer of a 50% interest in four aircraft to a newly formed joint venture. Specialty invested $31.6 million during the first six months of 2005, an increase of $13.5 million from the prior year period primarily due to the funding of an interest in a new marine joint venture investment.

      Portfolio proceeds of $192.6 million for the first six months of 2005 decreased $36.0 million from the prior year period.

The decrease was primarily due to a decline in loan payments received, lower proceeds from sale of securities and cash distributions from joint venture investments. This was partially offset by an increase in proceeds from asset remarketing. 2005 portfolio proceeds included $62.7 million from the sale of a 50% interest in four aircraft related to the formation of a new joint venture at Air as noted above.

      Proceeds from other asset sales for the first six months of 2005 were $212.2 million, an increase of $191.3 million from prior year period. This was primarily due to a $201.3 million sale/leaseback transaction of approximately 2,900 railcars. The resulting operating lease is for a term of 21 years.

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

      In the first six months of 2005, GATX, primarily through its principal subsidiary, GFC, issued $330.0 million and repaid $523.4 million of debt. Repayments of debt included an $80.0 million term loan, $72.5 million of Rail's secured debt and other debt of $16.1 million with original final maturity dates in 2006, 2007 and 2011, respectively. In addition, GFC repaid $152.3 million of medium term notes and other debt due in the first six months of 2005.

      During the second quarter, GFC completed a bond tender for an aggregate principal amount of $188.4 million, consisting of $67.7 million of 6-7/8% notes and $120.7 million of 7-3/4% notes, each issue maturing in December 2006. In addition, GFC issued a total of $330.0 million of senior unsecured debt for net proceeds of $327.4 million, including $230.0 million of five-year notes with a 5-1/8% rate, and $100.0 million of ten-year notes with a 5.7% rate.

      On June 27, 2005, GFC entered into a new $525.0 million credit facility. This new five-year senior unsecured revolving facility which matures in June 2010, replaces the $445.0 million three-year revolving credit facility previously in place at GFC. At June 30, 2005, availability of the credit facility was $500.3 million with $24.7 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At June 30, 2005, GFC was in compliance with all covenants and conditions of the credit facility.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At June 30, 2005, GFC was in compliance with the covenants and all conditions of the indentures.

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

      As of June 30, 2005, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $496.5 million of senior unsecured notes had been issued.

      The availability of these funding options may be adversely affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). GFC's current long-term unsecured debt credit rating from S&P is BBB-, with a positive outlook, unchanged from December 31, 2004. Moody's current credit rating on GFC's long-term unsecured debt remains unchanged from year end at Baa3, with a stable rating outlook. GFC's existing commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) restrict GFC's access to the commercial paper market. However, at various times during the first half of 2005, GFC had in excess of $100 million of commercial paper outstanding.

      Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at June 30, 2005 were $531.2 million, comprised as follows (in millions):

                                                 TOTAL      REMAINDER 2005    2006 -2007    2008 -2009
                                               ---------    --------------    ----------    ----------
Rail.......................................    $   373.8    $        129.6    $    229.6    $     14.6
Air........................................        120.5               7.2         113.3            --
Specialty..................................         36.9              36.0            .9            --
                                               ---------    --------------    ----------    ----------
 Total unconditional purchase obligations..    $   531.2    $        172.8    $    343.8    $     14.6
                                               =========    ==============    ==========    ==========

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's businesses.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GATX's critical accounting policies during the six month period ending June 30, 2005; refer to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a summary of GATX's policies.

NON-GAAP FINANCIAL MEASURES

      This report includes certain financial performance measures some of which are computed using non-GAAP (Generally Accepted Accounting Principles) components. These measures are return on equity from continuing operations; return on assets, including off balance sheet assets; and SG&A efficiency before initial direct costs on owned and managed assets. As required under SEC rules, GATX has provided a reconciliation of these non-GAAP components to the most directly comparable GAAP amounts. Financial performance measures disclosed in this report are meant to provide additional information and insight into historical operating results and the financial position of the business. Management uses these performance measures to assist in analyzing GATX's underlying financial performance from period to period and to establish criteria for compensation decisions. GATX presented return on assets, including off balance sheet assets, because it believes that incorporating off balance sheet assets, primarily railcars financed with operating leases, results in a more accurate measure of the return GATX receives on assets in which it has an ownership-like interest. The SG&A efficiency ratio as presented is a more accurate measurement of actual SG&A incurred for the year as it relates to the underlying owned and managed assets, an asset base which is more reflective of the support services and administrative activities performed for both GATX and its customers. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

   - Initial Direct Costs - SG&A expenses incurred by GATX to originate new loans and leases. Identified initial direct costs are deferred and amortized over the term of the lease or loan.

   - Managed Assets - Assets that GATX manages, but that are not included in on balance sheet or off-balance sheet assets. An asset is considered managed if GATX performs the same activities relative to the asset as performed for similar owned assets. The managed assets include assets wholly-owned by third-parties and assets owned by joint ventures in which GATX is both an investor and manager. Managed assets are shown net of GATX's investment in the joint venture, to the extent the investment is already included in on balance sheet or off-balance sheet assets.

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

   - Return on Assets - Income from continuing operations divided by average total on and off-balance sheet assets.

   - Return on Equity - Income from continuing operations divided by average total shareholders' equity.

   -  SG&A - Selling, general and administrative expenses.

   - SG&A Efficiency Ratio - SG&A before capitalized initial direct costs divided by average total owned and managed assets.

   - Total Owned and Managed Assets - The sum of on and off-balance sheet assets and managed assets.

      RECONCILIATION OF THE NON-GAAP COMPONENTS USED IN THE COMPUTATION OF CERTAIN FINANCIAL PERFORMANCE MEASURES (IN MILLIONS):

                                                             JUNE 30
                                               -----------------------------------
                                                  2005         2004        2003
                                               ---------    ---------    ---------
BALANCE SHEET ASSETS AS REPORTED...........    $ 5,364.0    $ 5,604.3    $ 6,172.9
LESS:  DISCONTINUED OPERATIONS.............           --         71.2        541.5
                                               ---------    ---------    ---------
CONSOLIDATED ON BALANCE SHEET ASSETS.......    $ 5,364.0    $ 5,533.1    $ 5,631.4

ON BALANCE SHEET ASSETS BY SEGMENT
Rail.......................................    $ 2,531.0    $ 2,555.5    $ 2,288.8
Air........................................      1,995.7      2,032.6      1,949.5
Specialty..................................        432.2        552.2        880.6
Other......................................        405.1        392.8        512.5
                                               ---------    ---------    ---------
     Consolidated..........................    $ 5,364.0    $ 5,533.1    $ 5,631.4

OFF-BALANCE SHEET ASSETS
Rail.......................................    $ 1,265.5    $ 1,178.2    $ 1,217.6
Air........................................         28.4         28.4         28.0
Specialty..................................         11.8         13.3         18.4
Other......................................         28.3         33.4         38.0
                                               ---------    ---------    ---------
     Consolidated .........................    $ 1,334.0    $ 1,253.3    $ 1,302.0

TOTAL OFF AND ON BALANCE SHEET ASSETS (1)
Rail.......................................    $ 3,796.5    $ 3,733.7    $ 3,506.4
Air........................................      2,024.1      2,061.0      1,977.5
Specialty..................................        444.0        565.5        899.0
Other......................................        433.4        426.2        550.5
                                               ---------    ---------    ---------
     Consolidated..........................    $ 6,698.0    $ 6,786.4    $ 6,933.4

MANAGED ASSETS
Rail.......................................    $    36.4    $    96.3    $   106.3
Air........................................      2,010.7      2,014.0      2,161.6
Specialty..................................        675.4        803.5        922.3
                                               ---------    ---------    ---------
     Consolidated..........................    $ 2,722.5    $ 2,913.8    $ 3,190.2

TOTAL OWNED AND MANAGED ASSETS(2)
Rail.......................................    $ 3,832.9    $ 3,830.0    $ 3,612.7
Air........................................      4,034.8      4,075.0      4,139.1
Specialty..................................      1,119.4      1,369.0      1,821.3
Other......................................        433.4        426.2        550.5
                                               ---------    ---------    ---------
     Consolidated..........................    $ 9,420.5    $ 9,700.2    $10,123.6
                                               =========    =========    =========

      The following information is based on continuing operations for the trailing 12-months ended June 30 (in millions):

                                                     2005      2004
                                                   -------    -------
INCOME FROM CONTINUING OPERATIONS AS REPORTED
Rail ..........................................    $  72.1    $  60.5
Air ...........................................       10.0        9.1
Specialty .....................................       49.4       45.4
Other .........................................       50.5      (32.3)
                                                   -------    -------
     Consolidated .............................    $ 182.0    $  82.7

SG&A NET OF CAPITALIZED INITIAL DIRECT COSTS
AS REPORTED
Rail ..........................................    $  72.6    $  70.2
Air ...........................................       24.8       20.3
Specialty .....................................        7.1       12.3
Other .........................................       58.4       66.0
                                                   -------    -------
     Consolidated .............................    $ 162.9    $ 168.8

INITIAL DIRECT COSTS
Air ...........................................    $    .9    $   3.0
Specialty .....................................         --         .2
                                                   -------    -------
     Consolidated .............................    $    .9    $   3.2

SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS(3)
Rail ..........................................    $  72.6    $  70.2
Air ...........................................       25.7       23.3
Specialty .....................................        7.1       12.5
Other .........................................       58.4       66.0
                                                   -------    -------
     Consolidated .............................    $ 163.8    $ 172.0
                                                   =======    =======

(1) Total on and off-balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off-balance sheet assets.

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective.

      No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                           GATX CORPORATION
                                             (Registrant)

                                         /s/ Robert C. Lyons
                                    ------------------------------
                                           Robert C. Lyons
                                          Vice President and
                                       Chief Financial Officer
                                      (Duly Authorized Officer)

Date: August 4, 2005

                                       EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------

            Filed with this Report:
10A. Summary of GATX Corporation Non-Employee Directors' Meeting Fees as of August 1, 2005

31A. Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B. Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.         Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
            Certification).

            Incorporated by Reference:
10B. Amended and Restated Five Year Credit Agreement dated as of June 27, 2005 between GATX Financial Corporation, the lenders listed therein and Citicorp USA, Inc., as Administrative Agent is incorporated herein by reference to GATX Financial Corporation's Form 8-K dated June 27, 2005, file number 1-8319.
                                       34