Form 10-Q
period 2005-09-30
GATX CORP
filed 2005-11-04
CIK 40211

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-2328

                             ----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,604,933 shares of common stock were outstanding as of October 15, 2005.

================================================================================

                                GATX CORPORATION
                                    FORM 10-Q
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

Item No.                                                                                              Page No.
--------                                                                                              --------
                                       PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
               Consolidated Statements of Income (Unaudited) ..........................................    1
               Consolidated Balance Sheets (Unaudited) ................................................    3
               Consolidated Statements of Cash Flows (Unaudited) ......................................    4
               Notes to the Consolidated Financial Statements (Unaudited) .............................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
               Forward Looking Statements .............................................................   14
               Business Overview ......................................................................   14
               Risk Factors ...........................................................................   14
               Financial Summary ......................................................................   15
               Financial Performance Measures .........................................................   15
               Comparison of Nine Months and Three Months Results of Operations by Business Segment ...   16
               Cash Flow and Liquidity ................................................................   27
               New Accounting Pronouncements ..........................................................   29
               Critical Accounting Policies ...........................................................   29
               Non-GAAP Financial Measures ............................................................   29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...................................   32

Item 4.  Controls and Procedures ......................................................................   32

                                        PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................   33

Item 6.  Exhibits .....................................................................................   34

SIGNATURE .............................................................................................   35

EXHIBIT INDEX .........................................................................................   36

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GATX CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30          SEPTEMBER 30
                                                             ------------------    -----------------
                                                              2005        2004      2005        2004
                                                             ------      ------    ------      ------
GROSS INCOME
Lease income .............................................   $220.0      $198.2    $652.1     $577.8
Marine operating revenue .................................     47.4        36.2      93.4       76.2
Interest income ..........................................      2.7         2.9       9.1       15.3
Asset remarketing income .................................      9.6         5.1      42.4       32.2
Gain on sale of securities ...............................      0.4         0.2       6.8        3.4
Fees .....................................................      4.6         6.0      11.7       14.7
Other ....................................................     15.7        59.5      40.9       95.3
                                                             ------      ------    ------     ------
  Revenues ...............................................    300.4       308.1     856.4      814.9
Share of affiliates' earnings ............................     29.2        17.2      83.4       51.2
                                                             ------      ------    ------     ------
TOTAL GROSS INCOME .......................................    329.6       325.3     939.8      866.1

OWNERSHIP COSTS
Depreciation .............................................     50.6        48.8     151.8      142.2
Interest, net ............................................     40.5        41.5     123.0      119.9
Operating lease expense ..................................     46.4        43.3     140.8      130.5
                                                             ------      ------    ------     ------
TOTAL OWNERSHIP COSTS ....................................    137.5       133.6     415.6      392.6

OTHER COSTS AND EXPENSES
Maintenance expenses .....................................     47.0        45.9     141.9      139.3
Marine operating expenses ................................     37.0        27.7      72.3       59.2
Other operating expenses .................................     12.3        10.6      34.6       32.7
Debt extinguishment costs ................................       --          --      11.9         --
Selling, general and administrative expenses .............     40.5        38.0     121.5      119.4
Reversal of provision for possible losses ................     (1.0)       (4.7)     (6.2)      (9.7)
Asset impairment charges .................................      3.3         0.3       6.7        1.4
Fair value adjustments for derivatives ...................      0.5         0.8      (8.4)       0.1
                                                             ------      ------    ------     ------
TOTAL OTHER COSTS AND EXPENSES ...........................    139.6       118.6     374.3      342.4
                                                             ------      ------    ------     ------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....     52.5        73.1     149.9      131.1

INCOME TAXES .............................................     18.2        24.9      52.7       43.5
                                                             ------      ------    ------     ------

INCOME FROM CONTINUING OPERATIONS ........................     34.3        48.2      97.2       87.6

DISCONTINUED OPERATIONS
(Loss) income from operations, net of tax ................       --        (0.2)      0.4       18.5
Loss on sale of segment, net of tax ......................       --        (7.3)       --       (7.7)
                                                             ------      ------    ------     ------
TOTAL DISCONTINUED OPERATIONS ............................       --        (7.5)      0.4       10.8
                                                             ------      ------    ------     ------

NET INCOME ...............................................   $ 34.3      $ 40.7    $ 97.6     $ 98.4
                                                             ======      ======    ======     ======

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30          SEPTEMBER 30
                                                        -------------------    -------------------
                                                          2005       2004       2005       2004
                                                        --------   --------    --------   --------
PER SHARE DATA
Basic:
Income from continuing operations ...................   $   0.68   $   0.98    $   1.94   $   1.78
Income (loss) from discontinued operations ..........         --      (0.16)       0.01       0.22
                                                        --------   --------    --------   --------
Total ...............................................   $   0.68   $   0.82    $   1.95   $   2.00
                                                        ========   ========    ========   ========

Average number of common shares (in thousands) ......     50,272     49,361      49,953     49,308

Diluted: (a)
Income from continuing operations ...................   $   0.61   $   0.85    $   1.75   $   1.62
Income (loss) from discontinued operations ..........         --      (0.12)       0.01       0.18
                                                        --------   --------    --------   --------
Total ...............................................   $   0.61   $   0.73    $   1.76   $   1.80
                                                        ========   ========    ========   ========


Average number of common shares and common share
  equivalents (in thousands) ........................     61,326     60,265      60,899     60,122


Dividends declared per common share .................   $   0.20   $   0.20    $   0.60   $   0.60

(a) Diluted earnings per share for each of the three and nine month periods ended September 30, 2004 have been restated to reflect the impact of EITF 04-8. See Note 10 to the consolidated financial statements for more information.





   The accompanying notes are an integral part of these consolidated financial statements.

                        GATX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                 SEPTEMBER 30    DECEMBER 31
                                                                                                     2005            2004
                                                                                                 ------------    ------------
ASSETS

CASH AND CASH EQUIVALENTS ....................................................................   $      103.5    $       63.4
RESTRICTED CASH ..............................................................................           63.2            60.0

RECEIVABLES
Rent and other receivables ...................................................................           80.1            77.0
Finance leases ...............................................................................          324.4           285.9
Loans ........................................................................................           43.2            89.2
Allowance for possible losses ................................................................          (15.4)          (22.1)
                                                                                                 ------------    ------------
                                                                                                        432.3           430.0
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail .........................................................................................        3,675.3         3,847.9
Air ..........................................................................................        1,560.9         1,704.1
Specialty ....................................................................................           67.8            65.4
Other ........................................................................................          234.4           212.3
Allowance for depreciation ...................................................................       (1,946.5)       (1,924.1)
                                                                                                 ------------    ------------
                                                                                                      3,591.9         3,905.6
Progress payments for aircraft and other equipment ...........................................           21.9            20.0
                                                                                                 ------------    ------------
                                                                                                      3,613.8         3,925.6

INVESTMENTS IN AFFILIATED COMPANIES ..........................................................          807.6           718.6
GOODWILL .....................................................................................           86.9            93.9
OTHER INVESTMENTS ............................................................................           52.0            79.0
OTHER ASSETS .................................................................................          224.9           242.4
                                                                                                 ------------    ------------
TOTAL ASSETS .................................................................................   $    5,384.2    $    5,612.9
                                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ........................................................   $      345.4    $      378.2

DEBT
Commercial paper and bank credit facilities ..................................................           14.0            72.1
Recourse .....................................................................................        2,649.0         2,887.1
Nonrecourse ..................................................................................           89.3            93.5
Capital lease obligations ....................................................................           67.5            79.4
                                                                                                 ------------    ------------
                                                                                                      2,819.8         3,132.1

DEFERRED INCOME TAXES ........................................................................          749.5           721.0
OTHER LIABILITIES ............................................................................          328.5           300.7
                                                                                                 ------------    ------------
TOTAL LIABILITIES ............................................................................        4,243.2         4,532.0

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 19,988 and
   21,468 shares of Series A and B Cumulative Convertible Preferred Stock
   issued and outstanding as of September 30, 2005 and December 31, 2004,
   respectively, aggregate liquidation preference of $1.2 million) ...........................              *               *
Common stock ($0.625 par value, 120,000,000 authorized, 58,546,764 and
   57,477,201 shares issued and 50,599,933 and 49,530,370 shares outstanding
   as of September 30, 2005 and December 31, 2004, respectively) .............................           36.5            35.9
Additional capital ...........................................................................          423.2           401.7
Reinvested earnings ..........................................................................          817.9           750.3
Accumulated other comprehensive (loss) income ................................................           (8.0)           21.6
                                                                                                 ------------    ------------
                                                                                                      1,269.6         1,209.5
  Treasury shares, at cost (7,946,831 shares at September 30, 2005 and December 31, 2004) ....         (128.6)         (128.6)
                                                                                                 ------------    ------------
TOTAL SHAREHOLDERS' EQUITY ...................................................................        1,141.0         1,080.9
                                                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................................   $    5,384.2    $    5,612.9
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

                        GATX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30          SEPTEMBER 30
                                                                                   ------------------    -----------------
                                                                                    2005        2004      2005        2004
                                                                                   ------      ------    ------     ------
OPERATING ACTIVITIES
Net income .....................................................................   $ 34.3      $ 40.7    $ 97.6     $ 98.4
Less:  Income (loss) from discontinued operations ..............................       --        (7.5)      0.4       10.8
                                                                                   ------      ------    ------     ------
  Income from continuing operations ............................................     34.3        48.2      97.2       87.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Realized gains on remarketing of leased equipment .........................     (8.8)       (4.0)    (25.5)     (22.3)
     Gain on sale of securities ................................................     (0.4)       (0.2)     (6.8)      (3.4)
     Depreciation ..............................................................     53.2        52.3     159.4      152.5
     Reversal of provision for possible losses .................................     (1.0)       (4.7)     (6.2)      (9.7)
     Asset impairment charges ..................................................      3.3         0.3       6.7        1.4
     Deferred income taxes .....................................................      7.8        18.7      34.6       21.2
     Share of affiliates' earnings, net of dividends ...........................    (17.0)      (13.3)    (49.3)     (31.3)
     Increase in insurance recoveries receivable ...............................       --       (45.0)       --      (45.0)
     Decrease in recoverable income taxes ......................................     10.0         3.7       4.1       61.7
     Net decrease in operating lease payable ...................................    (24.4)      (15.0)    (43.9)     (26.5)
     Other, including working capital ..........................................     38.5        24.5      20.2      (12.5)
                                                                                   ------      ------    ------     ------

     Net cash provided by operating activities of continuing operations ........     95.5        65.5     190.5      173.7

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for leveraged
 leases, operating lease assets and facilities .................................   (126.0)     (145.7)   (284.6)    (468.7)
Loans extended .................................................................       --        (0.3)       --      (14.2)
Investments in affiliated companies ............................................       --          --     (24.3)      (3.1)
Progress payments ..............................................................     (0.5)       (0.4)     (1.4)      (2.0)
Other investments ..............................................................    (20.2)       (1.3)    (24.9)     (28.8)
                                                                                   ------      ------    ------     ------
  Portfolio investments and capital additions ..................................   (146.7)     (147.7)   (335.2)    (516.8)
Portfolio proceeds .............................................................     41.9        57.5     234.5      286.1
Proceeds from other asset sales ................................................     20.0         3.8     232.2       24.7
Net (increase) decrease in restricted cash .....................................     (6.1)        2.2      (3.2)       3.0
                                                                                   ------      ------    ------     ------
     Net cash (used in) provided by investing activities of continuing
      operations ...............................................................    (90.9)      (84.2)    128.3     (203.0)

FINANCING ACTIVITIES
Net proceeds from issuance of debt .............................................      8.6        41.9     336.0      126.0
Repayments of debt .............................................................    (23.2)      (61.4)   (546.6)    (267.4)
Net increase (decrease) in commercial paper and bank credit facilities .........      2.3         2.8     (56.0)      (2.1)
Net decrease in capital lease obligations ......................................     (4.4)       (9.5)    (11.6)     (25.7)
Issuance of common stock and other .............................................     13.5         2.2      22.1        3.3
Cash dividends .................................................................    (10.1)       (9.8)    (30.0)     (29.5)
                                                                                   ------      ------    ------     ------
     Net cash used in financing activities of continuing operations ............    (13.3)      (33.8)   (286.1)    (195.4)


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................     (0.3)        1.8      (1.2)       1.1
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS, NET (SEE NOTE 12) ..........      0.3       (23.0)      8.6      155.3
                                                                                   ------      ------    ------     ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................   $ (8.7)     $(73.7)   $ 40.1     $(68.3)
                                                                                   ======      ======    ======     ======



  The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. DESCRIPTION OF BUSINESS

         GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar and locomotive leasing, aircraft operating leasing, and the financing of other large-ticket equipment. In addition, GATX owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

         GATX also invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve its scale in certain markets, broaden its diversification within asset classes and enter new markets.

         On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services and its Canadian affiliate (collectively Technology). The remaining assets, consisting primarily of interests in two joint ventures, were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

NOTE 2. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes set forth in the Company's Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised
2004), Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. In April 2005, the Securities and Exchange Commission issued Release No. 33-8568, which deferred the effective date of SFAS 123(R) to the first interim or annual reporting period of fiscal years beginning on or after June 15, 2005. GATX expects to implement FAS123(R) in the first quarter of 2006 using the modified-prospective-transition method (MPT). Under the MPT, entities are required to recognize compensation cost in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any rewards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. GATX does not expect the implementation of FAS123(R) to have a material impact on its financial statements.

         In December 2004, the FASB issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. In light of the repatriation provision, GATX is currently evaluating a plan to repatriate a portion of its foreign earnings. The amount of unremitted earnings being considered for repatriation is estimated to be $50-$120 million and the income tax effect of such repatriation to be $4-$12 million.

         Accounting for Certain Leveraged Leases - Prior to 2004, GATX entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with SFAS No. 13, Accounting for Leases. SFAS No. 13 requires total income over the term of a leveraged lease to be recognized on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows earned from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service (IRS) challenged the timing of certain tax deductions claimed with respect to these leveraged leases. GATX believes that its tax position related to these leveraged leases was proper, based upon applicable statutes, regulations and case law in effect at the time the leveraged leases were entered into. GATX and the IRS have entered into a confidential closing agreement with respect to one of the leveraged leases and are conducting settlement discussions with respect to the second. Resolution of this matter has not concluded and may ultimately be litigated.

         Under existing accounting guidance provided in SFAS No. 13, changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. On July 14, 2005, the FASB issued proposed FASB Staff Position (FSP) No. FAS 13-a, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance in this proposal would apply to all transactions classified as leveraged leases in accordance with SFAS No. 13, and would require that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing is probable of occurring. If during the lease term the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. The FSP is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. GATX expects to implement the provisions of proposed FSP No. FAS 13-a in the fourth quarter of 2005, the impact of which is not expected to be material to the Company's consolidated financial position or results of operations.

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

         For all affiliated companies held at the end of the quarter as part of continuing operations, operating results, assuming GATX held a 100 percent interest, would be (in millions):

                          THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30          SEPTEMBER 30
                          ------------------     -----------------
                           2005        2004       2005       2004
                          ------      ------     ------     ------
Revenues ..............   $204.5      $189.0     $588.8     $521.7
Pre-tax income ........     65.3        43.4      168.7      113.9

NOTE 5. PENSION AND OTHER POST-RETIREMENT BENEFITS

         The components of pension and other post-retirement benefit costs for the three months ended September 30, 2005 and 2004 are as follows (in millions):

                                                        2005 PENSION    2004 PENSION      2005 RETIREE      2004 RETIREE
                                                          BENEFITS        BENEFITS      HEALTH AND LIFE    HEALTH AND LIFE
                                                       -------------    ------------    ---------------    ---------------
Service cost .......................................   $         1.6    $        1.8    $           0.1    $           0.1
Interest cost ......................................             5.6             5.9                1.0                1.1
Expected return on plan assets .....................            (7.6)           (7.7)
Amortization of:
  Unrecognized prior service cost ..................              --              --                 --                 --
  Unrecognized net loss ............................             0.8             0.4                0.3                 --
                                                       -------------    ------------    ---------------    ---------------
Ongoing net costs ..................................             0.4             0.4                1.4                1.2
                                                       -------------    ------------    ---------------    ---------------
Recognized cost (gain) due to curtailment ..........              --              --                 --                 --
Recognized special termination benefits expense ....              --              --                 --                 --
                                                       -------------    ------------    ---------------    ---------------
Net costs ..........................................   $         0.4    $        0.4    $           1.4    $           1.2
                                                       =============    ============    ===============    ===============


         The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2005 and 2004 are as follows (in millions):

                                                       2005 PENSION     2004 PENSION     2005 RETIREE       2004 RETIREE
                                                          BENEFITS        BENEFITS      HEALTH AND LIFE    HEALTH AND LIFE
                                                       -------------    ------------    ---------------    ---------------
Service cost .......................................   $         4.6    $        5.4    $           0.3    $           0.4
Interest cost ......................................            17.0            17.5                3.2                3.5
Expected return on plan assets .....................           (22.6)          (23.1)
Amortization of:
  Unrecognized prior service cost ..................             0.2             0.2                 --                 --
  Unrecognized net loss ............................             2.0             1.2                0.5                0.5
                                                       -------------    ------------    ---------------    ---------------
Ongoing net costs ..................................             1.2             1.2                4.0                4.4
                                                       -------------    ------------    ---------------    ---------------
Recognized cost (gain) due to curtailment ..........              --             0.7                 --               (0.2)
Recognized special termination benefits expense ....              --             0.7                 --                 --
                                                       -------------    ------------    ---------------    ---------------
Net costs ..........................................   $         1.2    $        2.6    $           4.0    $           4.2
                                                       =============    ============    ===============    ===============

         The previous tables include amounts allocated to discontinued operations, all of which are immaterial.

         GATX uses a December 31 measurement date for all of its plans. The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2005 may differ from these estimates.

         GATX expects to contribute approximately $8.0 million to its pension plans (domestic and foreign) and approximately $8.1 million to its other post-retirement benefit plans in 2005. Through September 30, 2005 contributions of $1.5 million have been made to the foreign and domestic pension plans and contributions of $5.7 million have been made to the other post-retirement benefit plans. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional plan contributions.

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

         The following table sets forth GATX's guarantees for continuing operations as of (in millions):

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2005            2004
                                                     -------------   ------------
Affiliate debt guarantees -- recourse to GATX ....   $         8.4   $       12.4
Asset residual value guarantees ..................           371.6          437.6
Lease and loan payment guarantees ................            52.2           57.0
                                                     -------------   ------------
                                                     $       432.2   $      507.0
                                                     =============   ============


         Affiliate debt, lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets being leased by an affiliate to customers and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

         Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset residual value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized).

         At September 30, 2005, the maximum potential amount of lease, loan or asset residual value guarantees under which GATX or its subsidiaries could be required to perform was $432.2 million. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with asset residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $2.4 million. The expiration dates of these guarantees range from 2005 to 2017. Any liability resulting from GATX's performance pursuant to the asset residual value guarantees would be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with asset residual value guarantees have exceeded any losses incurred and were recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the asset residual value guarantees as of September 30, 2005. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

NOTE 7. VARIABLE INTEREST ENTITIES

         GATX has ownership interests in certain investments that are considered Variable Interest Entities (VIEs) in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. GATX's maximum exposure to loss with respect to these VIEs is approximately $251.0 million of which $223.8 million was the aggregate carrying value of these investments recorded on the balance sheet at September 30, 2005.

NOTE 8. COMPREHENSIVE INCOME

         The components of comprehensive income were as follows (in millions):


                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30         SEPTEMBER 30
                                                            ------------------    -----------------
                                                             2005        2004      2005       2004
                                                            ------      ------    ------     ------
Net income ..............................................   $ 34.3      $ 40.7    $ 97.6     $ 98.4
Other comprehensive income, net of tax:
  Foreign currency translation (loss) gain ..............     (7.4)       19.7     (37.9)      15.5
  Unrealized (loss) gain on securities ..................     (0.2)        1.3      (3.7)       1.2
  Unrealized gain (loss) on derivative instruments ......     11.2        (1.3)     12.0        5.1
  Minimum pension liability adjustment ..................       --          --        --         --
                                                            ------      ------    ------     ------
COMPREHENSIVE INCOME ....................................   $ 37.9      $ 60.4    $ 68.0     $120.2
                                                            ======      ======    ======     ======

NOTE 9. INCENTIVE COMPENSATION PLANS

         GATX grants stock-based awards, primarily stock options and restricted stock, to employees pursuant to established compensation plans. These plans are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123, GATX accounts for all stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized for stock options, because the exercise price of the options equals the market value of the underlying stock on the date of grant.

         Pro forma information regarding net income and earnings per share is required to be disclosed as if GATX had accounted for its employee stock based compensation using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation. GATX uses the Black-Scholes model to estimate the fair value of its employee stock option awards. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including, but not limited to, expected stock price volatility, risk-free interest rate during the expected term of the option, and the expected life of the option.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation plans (in millions, except for per share data):

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30         SEPTEMBER 30
                                                            ------------------    -----------------
                                                             2005        2004      2005       2004
                                                            ------      ------    ------     ------
Net income, as reported .................................   $ 34.3      $ 40.7    $ 97.6     $ 98.4
Add:  Stock-based compensation expense, net of tax ......      0.7         0.2       1.8        0.8
Deduct:  Total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of tax ..............................     (1.2)       (0.6)     (3.3)      (2.1)
                                                            ------      ------    ------     ------
Pro forma net income ....................................   $ 33.8      $ 40.3    $ 96.1     $ 97.1
                                                            ======      ======    ======     ======

NET INCOME PER SHARE:
Basic, as reported ......................................   $ 0.68      $ 0.82    $ 1.95     $ 2.00
Basic, pro forma ........................................     0.67        0.81      1.92       1.97
Diluted, as reported ....................................     0.61        0.73      1.76       1.80
Diluted, pro forma ......................................     0.60        0.72      1.74       1.78

NOTE 10. EARNINGS PER SHARE

         GATX has two convertible debt securities, one issued in 2002 for $175.0 million and the other, which is contingently convertible, issued in 2003 for $125.0 million.

         Shares underlying the 2002 issue and the related interest expense adjustment were included in the calculation of diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004. These securities are convertible into common stock at a price of $34.09 per share, which would result in 5,133,471 common shares issued upon conversion.

         Shares underlying the 2003 issue and the related interest expense were included in the calculation of diluted earnings per share for each of the 2005 and 2004 periods in accordance with the guidance provided in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. These securities are convertible into common stock with a current conversion price of $24.23 per share, which would result in 5,148,042 common shares issued upon conversion. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. The conversion into common stock is subject to a number of contingencies including the market price of GATX's common stock and the trading price of the notes.

         The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   SEPTEMBER 30         SEPTEMBER 30
                                                                ------------------    -----------------
                                                                 2005        2004      2005       2004
                                                                ------      ------    ------     ------
NUMERATOR:
 Income from continuing operations ..........................   $ 34.3      $ 48.2    $ 97.2     $ 87.6
 Income (loss) from discontinued operations .................       --        (7.5)      0.4       10.8
      Less:  Dividends paid and accrued on preferred
               stock ........................................        *           *         *          *
                                                                ------      ------    ------     ------
NUMERATOR FOR BASIC EARNINGS PER SHARE -- INCOME
  AVAILABLE TO COMMON SHAREHOLDERS ..........................     34.3        40.7      97.6       98.4

 Effect of dilutive securities:
     Add:  Dividends paid and accrued on preferred
           stock ............................................        *           *         *          *
           After-tax interest expense on convertible
           securities .......................................      3.2         3.2       9.7        9.7
                                                                ------      ------    ------     ------
NUMERATOR FOR DILUTED EARNINGS PER SHARE -- INCOME
  AVAILABLE TO COMMON SHAREHOLDERS ..........................   $ 37.5      $ 43.9    $107.3     $108.1

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE -- WEIGHTED
  AVERAGE SHARES ............................................     50.3        49.4      50.0       49.3

Effect of dilutive securities:
     Stock based incentive plans ............................      0.7         0.4       0.5        0.3
     Convertible preferred stock ............................      0.1         0.1       0.1        0.1
     Convertible debt securities ............................     10.3        10.4      10.3       10.4
                                                                ------      ------    ------     ------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE -- ADJUSTED
   WEIGHTED AVERAGE AND ASSUMED CONVERSION (a) ..............     61.3        60.3      60.9       60.1

BASIC EARNINGS PER SHARE:
Income from continuing operations ...........................   $ 0.68      $ 0.98    $ 1.94     $ 1.78
Income (loss) from discontinued operations ..................       --       (0.16)     0.01       0.22
                                                                ------      ------    ------     ------
TOTAL BASIC EARNINGS PER SHARE ..............................   $ 0.68      $ 0.82    $ 1.95     $ 2.00
                                                                ======      ======    ======     ======

DILUTED EARNINGS PER SHARE:
Income from continuing operations ...........................   $ 0.61      $ 0.85    $ 1.75     $ 1.62
Income (loss) from discontinued operations ..................       --       (0.12)     0.01       0.18
                                                                ------      ------    ------     ------
TOTAL DILUTED EARNINGS PER SHARE ............................   $ 0.61      $ 0.73    $ 1.76     $ 1.80
                                                                ======      ======    ======     ======

         * Less than $0.1 million.

         (a) Diluted earnings per share results may not be additive due to rounding.

NOTE 11. FINANCIAL DATA OF BUSINESS SEGMENTS

         The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and estimated applicable interest costs. Technology's results are classified as discontinued operations and are not included in the financial data presented below.

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

         Debt balances and interest expense were allocated to each segment based upon an assigned fixed leverage ratio incorporating both on and off balance sheet assets across all reporting periods. In 2005, assigned fixed leverage, expressed as a ratio of debt to equity, was 4.5:1 for Rail, 3:1 for Air and 4:1 for Specialty; 2004 ratios were 5:1 for Rail, 4:1 for Air and 4:1 for Specialty. Unallocated debt and related interest expense were retained in Other in each period. Management believes this leverage and interest expense allocation methodology gives an accurate indication of each operating segment's risk-adjusted financial cost. The reduction to the 2005 leverage assumptions at Rail and Air reflect the Company's lower consolidated leverage position.

         The following tables present certain segment data for the three and nine months ended September 30, 2005 and 2004 (in millions):

                                                                                                        INTER-
                                                                RAIL       AIR    SPECIALTY   OTHER     SEGMENT     TOTAL
                                                              -------    -------  ---------  -------    -------    -------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues ..................................................   $ 202.6    $  34.1   $  15.7   $  48.0    $    --    $ 300.4
Share of affiliates' earnings .............................       3.0       10.2      16.0        --         --       29.2
                                                              -------    -------   -------   -------    -------    -------
Total gross income ........................................     205.6       44.3      31.7      48.0         --      329.6
Depreciation ..............................................      32.4       14.8       1.1       2.3         --       50.6
Interest, net .............................................      19.4       15.3       3.9       1.9         --       40.5
Operating lease expense ...................................      44.7        0.6       1.1        --         --       46.4
Income (loss) from continuing operations before income
  taxes ...................................................      30.6        7.4      21.9      (7.4)        --       52.5

Income (loss) from continuing operations ..................      20.7        5.3      13.2      (4.9)        --       34.3
                                                              -------    -------   -------   -------    -------    -------
SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2005
Investments in affiliated companies .......................      94.4      536.0     177.2        --         --      807.6
Identifiable assets from continuing operations ............   2,624.0    1,968.8     428.7     422.9      (60.2)   5,384.2
                                                              -------    -------   -------   -------    -------    -------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ...............     111.7        1.0      32.6       1.4         --      146.7
                                                              -------    -------   -------   -------    -------    -------

                                                                                                       INTER-
                                                                RAIL      AIR    SPECIALTY   OTHER     SEGMENT     TOTAL
                                                              -------   -------  ---------  -------    -------    -------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues ..................................................   $ 178.9   $  31.6   $  15.2   $  82.4    $    --    $ 308.1
Share of affiliates' earnings .............................       3.1       8.3       5.8        --         --       17.2
                                                              -------   -------   -------   -------    -------    -------
Total gross income ........................................     182.0      39.9      21.0      82.4         --      325.3
Depreciation ..............................................      30.1      15.1       1.1       2.5         --       48.8
Interest, net .............................................      20.4      10.6       6.2       4.3         --       41.5
Operating lease expense ...................................      41.7       0.9       1.0        --       (0.3)      43.3
Income from continuing operations before income taxes .....      19.0       7.2      10.9      35.7        0.3       73.1
Income from continuing operations .........................      13.2       5.0       6.4      23.4        0.2       48.2
                                                              -------   -------   -------   -------    -------    -------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2004
Investments in affiliated companies .......................     102.5     473.8     142.3        --         --      718.6
Identifiable assets from continuing operations ............   2,721.2   2,086.4     477.4     372.9      (56.4)   5,601.5
                                                              -------   -------   -------   -------    -------    -------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ...............      78.6      66.2       2.5       0.4         --      147.7
                                                              -------   -------   -------   -------    -------    -------


                                                                                                       INTER-
                                                                RAIL      AIR    SPECIALTY   OTHER     SEGMENT     TOTAL
                                                              -------   -------  ---------  -------    -------    -------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues ..................................................   $ 602.0   $  97.7   $  67.1   $  89.6    $    --    $ 856.4
Share of affiliates' earnings .............................      13.0      32.4      38.0        --         --       83.4
                                                              -------   -------   -------   -------    -------    -------
Total gross income ........................................     615.0     130.1     105.1      89.6         --      939.8
Depreciation ..............................................      99.0      45.4       3.1       4.3         --      151.8
Interest, net .............................................      61.5      43.0      14.0       4.5         --      123.0
Operating lease expense ...................................     131.4       6.5       3.1        --       (0.2)     140.8

Income (loss) from continuing operations before income
 taxes ....................................................      96.8      14.3      76.6     (38.0)       0.2      149.9
Income (loss) from continuing operations ..................      63.8      10.1      47.0     (23.8)       0.1       97.2
                                                              -------   -------   -------   -------    -------    -------

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2005
Investments in affiliated companies .......................      94.4     536.0     177.2        --         --      807.6
Identifiable assets from continuing operations ............   2,624.0   1,968.8     428.7     422.9      (60.2)   5,384.2
                                                              -------   -------   -------   -------    -------    -------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ...............     262.3       3.9      64.2       4.8         --      335.2
                                                              -------   -------   -------   -------    -------    -------


                                                                                                      INTER-
                                                                RAIL      AIR    SPECIALTY   OTHER    SEGMENT     TOTAL
                                                              -------   -------  ---------  -------   -------    -------
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues ..................................................   $ 536.4   $  83.9   $  68.8   $ 125.8   $    --    $ 814.9
Share of affiliates' earnings .............................      12.9      23.9      14.4        --        --       51.2
                                                              -------   -------   -------   -------   -------    -------
Total gross income ........................................     549.3     107.8      83.2     125.8        --      866.1
Depreciation ..............................................      91.1      43.4       3.2       4.5        --      142.2
Interest, net .............................................      55.3      28.9      20.3      15.4        --      119.9
Operating lease expense ...................................     124.8       2.9       3.1        --      (0.3)     130.5
Income from continuing operations before income
  taxes ...................................................      63.5      14.3      51.2       1.8       0.3      131.1
Income from continuing operations .........................      44.6       9.6      31.4       1.8       0.2       87.6
                                                              -------   -------   -------   -------   -------    -------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2004
Investments in affiliated companies .......................     102.5     473.8     142.3        --        --      718.6
Identifiable assets from continuing operations ............   2,721.2   2,086.4     477.4     372.9     (56.4)   5,601.5
                                                              -------   -------   -------   -------   -------    -------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ...............     329.6     164.6      20.6       2.0        --      516.8
                                                              -------   -------   -------   -------   -------    -------

NOTE 12. DISCONTINUED OPERATIONS

         Consistent with GATX's strategy of focusing on its core businesses, GATX sold its Technology business during 2004. On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of Technology. The remaining assets, consisting primarily of interests in two joint ventures, were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

         The following table summarizes the revenues, income before taxes and operating results of Technology, which has been reclassified to discontinued operations for all periods presented (in millions):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30          SEPTEMBER 30
                                                 ------------------    -----------------
                                                  2005        2004      2005       2004
                                                 ------      ------    ------     ------
Gross income .................................   $  0.3      $  4.9    $  1.5     $103.0
(Loss) income before taxes ...................     (0.1)       (0.4)      0.7       29.9
(Loss) income from operations, net of tax ....       --        (0.2)      0.4       18.5
Loss on sale of segment, net of tax ..........       --        (7.3)       --       (7.7)

         The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  SEPTEMBER 30        SEPTEMBER 30
                                                               ------------------   -----------------
                                                                2005       2004      2005       2004
                                                               ------     -------   ------     -------
OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities ......   $  0.3     $(19.7)   $ (0.5)    $  34.9
INVESTING ACTIVITIES
  Portfolio investments and capital additions ..............       --         --        --      (128.6)
  Portfolio proceeds .......................................       --        0.8        --        94.3
  Net proceeds from sale of segment ........................       --        1.0       9.1       215.7
                                                               ------     ------    ------     -------
  Net cash provided by investing activities ................       --        1.8       9.1       181.4
FINANCING ACTIVITIES
  Net proceeds from issuance of debt .......................       --        0.1        --        76.5
  Repayments of debt .......................................       --       (5.2)       --      (137.5)
                                                               ------     ------    ------     -------
  Net cash used in financing activities ....................       --       (5.1)       --       (61.0)
                                                               ------     ------    ------     -------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS, NET ....   $  0.3     $(23.0)   $  8.6     $ 155.3
                                                               ======     ======    ======     =======

         In the nine month period ended September 30, 2005, Technology received final distributions totaling $9.1 million associated with the 2004 sale of a joint venture interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The following Management's Discussion and Analysis should be read in conjunction with the unaudited financial statements included herein. Certain statements may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to general economic conditions; lease rates, utilization levels and operating costs in GATX's primary asset segments; conditions in the capital markets; changes in GATX's or GATX Financial Corporation's credit ratings; dynamics affecting companies within the markets served by GATX; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX's primary markets including lease pricing and asset availability; changes in loss provision levels within GATX's portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the outcome of pending or threatened litigation and general market conditions in the rail, air, marine and other large-ticket industries. Other factors and unanticipated events could adversely affect our business operations and financial performance. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K. These risks, uncertainties and other factors should be carefully considered in evaluating the forward-looking statements. The forward-looking statements included in the Quarterly Report are made only as of the date of this report, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

         GATX Corporation (GATX or the Company) is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). GATX specializes in railcar and locomotive leasing, aircraft operating leasing, and the financing of other large-ticket equipment. In addition, GATX owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company (ASC).

         On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of GATX Technology Services and its Canadian affiliate (collectively Technology). The remaining assets consisting primarily of interests in two joint ventures were sold prior to December 31, 2004. Financial data for Technology has been segregated as discontinued operations for all periods presented.

         Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2005. For further information, refer to GATX's Annual Report on Form 10-K for the year ended December 31, 2004.

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures. See "Non-GAAP Financial Measures" for additional information including definitions of terms and reconciliations to related GAAP financial measures.

RISK FACTORS

         For a list of GATX's risk factors, refer to the Annual Report on Form 10-K for the year ended December 31, 2004.

         Circumstances and conditions may change. Accordingly, additional risks and uncertainties not presently known, or that GATX currently deems immaterial, may also adversely affect GATX's business operations.

FINANCIAL SUMMARY

         The following table presents net income (loss) by segment for the periods indicated (in millions):

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30         SEPTEMBER 30
                                           ------------------    -----------------
                                            2005        2004      2005       2004
                                           ------      ------    ------     ------
Rail ...................................   $ 20.7      $ 13.2    $ 63.8     $ 44.6
Air ....................................      5.3         5.0      10.1        9.6
Specialty ..............................     13.2         6.4      47.0       31.4
Other ..................................     (4.9)       23.4     (23.8)       1.8
Intersegment ...........................       --         0.2       0.1        0.2
                                           ------      ------    ------     ------
  Income from continuing operations ....     34.3        48.2      97.2       87.6
Discontinued operations ................       --        (7.5)      0.4       10.8
                                           ------      ------    ------     ------
  Net income ...........................   $ 34.3      $ 40.7    $ 97.6     $ 98.4
                                           ------      ------    ------     ------

FINANCIAL PERFORMANCE MEASURES

         The following table presents financial measures for the Company based on financial data derived from the financial statements and non-GAAP components. For additional information on the Company's use of non-GAAP components see Non-GAAP Financial Performance Measures on page 29. The Company uses these financial measures to analyze the Company's underlying financial performance from period to period. All amounts and ratios are based on continuing operations and are shown for the trailing-12-month periods ended September 30. The 2005 trailing-12-month return measures were positively affected by certain non-operating events occurring in the fourth quarter of 2004. These events primarily were the gain from the sale of the Staten Island property and certain tax benefits:

                                           2005     2004
                                           ----     ----
Return on equity ....................      15.8%    12.2%
Return on assets ....................       2.5%     1.6%
SG&A efficiency .....................      1.75%    1.75%

COMPARISON OF NINE MONTHS AND THREE MONTHS RESULTS OF OPERATIONS BY BUSINESS SEGMENT

                                    GATX RAIL

Components of Rail's income statement are summarized below (in millions):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30         SEPTEMBER 30
                                                    ------------------    -----------------
                                                     2005        2004      2005      2004
                                                    ------      ------    ------    ------
GROSS INCOME
Lease income ....................................   $183.5      $165.5    $542.3    $485.1
Asset remarketing income ........................      4.9         0.7      13.1       6.8
Gain on sale of securities ......................      0.1          --       0.6        --
Fees ............................................      0.4         1.1       1.3       3.0
Other ...........................................     13.7        11.6      44.7      41.5
                                                    ------      ------    ------    ------
  Revenues ......................................    202.6       178.9     602.0     536.4
Share of affiliates' earnings ...................      3.0         3.1      13.0      12.9
                                                    ------      ------    ------    ------
TOTAL GROSS INCOME ..............................    205.6       182.0     615.0     549.3

OWNERSHIP COSTS
Depreciation ....................................     32.4        30.1      99.0      91.1
Interest, net ...................................     19.4        20.4      61.5      55.3
Operating lease expense .........................     44.7        41.7     131.4     124.8
                                                    ------      ------    ------    ------
TOTAL OWNERSHIP COSTS ...........................     96.5        92.2     291.9     271.2

OTHER COSTS AND EXPENSES
Maintenance expenses ............................     46.9        45.4     140.6     136.9
Other operating expenses ........................      9.7         8.7      27.6      27.4
Selling, general and administrative expenses ....     18.3        17.7      53.6      51.1
Provision (reversal) for possible losses ........      0.3        (1.0)     (0.7)     (0.8)
Asset impairment charges ........................      3.3          --       5.2        --
                                                    ------      ------    ------    ------
TOTAL OTHER COSTS AND EXPENSES ..................     78.5        70.8     226.3     214.6
                                                    ------      ------    ------    ------

INCOME BEFORE INCOME TAXES ......................     30.6        19.0      96.8      63.5

INCOME TAXES ....................................      9.9         5.8      33.0      18.9
                                                    ------      ------    ------    ------

NET INCOME ......................................   $ 20.7      $ 13.2    $ 63.8    $ 44.6
                                                    ======      ======    ======    ======

FINANCIAL PERFORMANCE MEASURES FOR RAIL

         The following table summarizes the performance measures for the trailing-12-month periods ended September 30:


                                           2005     2004
                                           ----     ----
Return on assets .......................   2.1%      1.6%
SG&A efficiency ........................  1.88%     1.91%

For additional information see Non-GAAP Financial Performance Measures on page 29.

RAIL'S FLEET DATA

         The following table summarizes fleet activity for GATX's wholly owned North American rail cars for the nine months ended September 30:

                               2005          2004
                             --------     --------
Railcar rollforward:
Beginning balance ........    106,819      105,248
Cars added ...............      3,798        4,776
Cars scrapped or sold ....     (3,015)      (3,030)
                             --------     --------
Ending balance ...........    107,602      106,994
Utilization rate .........       97.9%        96.6%

SUMMARY

         Market conditions in North America continue to improve, favorably impacting Rail's North American operations. Rail industry market indicators, such as car loadings and ton miles, were up from the comparable prior year period. As of September 30, 2005, Rail had over 2,000 more owned cars on lease than September 30, 2004 and was realizing higher average lease rates. European market conditions have been stable and Rail has benefited from success in newer Eastern Europe markets and an increase in the number of cars on lease. The transition of the DEC business model from trip leasing to operating leasing in Poland has been completed and DEC is achieving SG&A savings associated with this change.

         In the nine months of 2005, Rail invested $262.3 million compared to $329.6 million during the first nine months of 2004. In 2005, Rail acquired approximately 3,800 cars in North America and 450 cars in Europe. The fewer number of cars acquired during 2005 was the result of high railcar prices and intense competition for railcar acquisitions in secondary markets. These conditions have made it challenging to find attractive new investments.

         Year to date net income of $63.8 million in 2005 increased $19.2 million from the prior year period, and third quarter income of $20.7 million increased $7.5 million from the prior year quarter. The increases were primarily due to the net effect of a larger active fleet and higher lease rates.

         In the fourth quarter of 2004, Rail acquired the remaining 50% ownership interest of its Locomotive Leasing Partners, LLC joint venture (LLP). As a result, LLP's results are now included in Rail's consolidated financial statements. The impact of this acquisition was not material to Rail's 2005 net income as compared to the prior year.

COMPARISON OF NINE MONTHS OF 2005 TO FIRST NINE MONTHS OF 2004

GROSS INCOME

         Gross income for the nine months of 2005 increased to $615.0 million, compared to $549.3 million in the prior year period.

         Lease income increased $57.2 million to $542.3 million in the nine months of 2005, including an $18.3 million contribution from LLP. New railcar investments and secondary market acquisitions made throughout 2004 and 2005 drove the significant increase in active car counts resulting in a corresponding increase in lease income. On average, in North America, Rail had 4,000 more active cars during the nine months of 2005 compared to the same period in 2004. North American utilization improved to 98% as of September 30, 2005, representing approximately 105,400 railcars on lease, compared to 97% as of September 30, 2004, with approximately 103,300 railcars on lease. Starting in the third quarter of 2004, Rail has continuously experienced increases in average North American renewal rates as compared to the average expiring rate on a basket of its most common car types. This increase for the third quarter of 2005 was 11%. European lease income was favorable to the prior year period due to an increase in the number of cars on lease resulting from the placement of new car deliveries throughout 2004 and 2005 and expansion into additional markets in Eastern Europe. Utilization and rate trends for both North America and Europe are expected to remain strong throughout the balance of 2005.

          Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $13.1 million increased $6.3 million from the prior year period due principally to the sale of certain locomotives in 2005.

          Other income of $44.7 million increased $3.2 million over the prior year primarily due to increased railcar repair revenue, primarily from third party customers and railroads. The increase was partially offset by lower scrapping gains resulting from the combination of higher net book values of scrapped cars and fewer railcars scrapped in 2005.

          Share of affiliates' earnings of $13.0 million were comparable to the prior year period. Excluding LLP's earnings of $2.5 million in 2004, share of affiliates' earnings were $2.6 million higher than the prior year period. The increase was primarily the result of stronger earnings at both domestic and foreign joint ventures and larger asset remarketing gains within the domestic joint ventures.

OWNERSHIP COSTS

         Ownership costs for the nine months of 2005 were $291.9 million compared to $271.2 million for the first nine months of 2004. The higher costs primarily resulted from depreciation and interest expense associated with the consolidation of LLP in 2005. GATX also entered into a sale-leaseback transaction in the first quarter of 2005, which resulted in decreases in depreciation and interest expense and a corresponding increase in operating lease expense.


OTHER COSTS AND EXPENSES

         Maintenance expense of $140.6 million increased $3.7 million from the prior year period due to a larger active fleet, the implementation of Association of American Railroad rules for wheel replacements and the full consolidation of LLP's operations. Additionally in 2005, Rail has completed a number of railcar conversions and refurbishments, a process of retrofitting or overhauling cars that enables these cars to be used in different service. Although this will have a positive long-term financial impact, maintenance expense increased in the current period. 2004 results included $2.5 million of costs associated with bolster inspection and replacements. SG&A of $53.6 million was $2.5 million higher than the prior year period primarily due to the full consolidation of LLP's operations. Asset impairment charges in the nine months of 2005 primarily relate to the write off of the remainder of a non-core logistics investment and the designation of certain European locomotives as held for sale.

POTENTIAL RAILCAR REGULATORY MANDATES

         The entire railroad industry, including Rail, faces the increasing possibility that additional security or safety legislation or regulations may be mandated, increasing future maintenance costs. Well publicized railroad derailments, some of which involved GATX railcars, have focused attention on safety issues associated with the transportation of hazardous materials. These incidents have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials. Suggested remedial measures vary, but include rerouting hazardous material railcar movements, increasing the inspection authority of the Federal Railroad Administration ("FRA"), addressing the physical condition of tank cars, and revising manufacturing specifications for high pressure tank cars which carry hazardous materials. Specific focus has been directed at pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the FRA conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. To date, the NTSB has not recommended that pressure cars built prior to 1989 be removed from service, nor has the FRA issued any orders curtailing use of these cars. In addition, legislation has been introduced at the state and Federal level, which if adopted, would affect pressurized tank cars manufactured before 1989 for use in the transportation of hazardous materials. Specifically, in July 2005, federal legislation was passed which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement an appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The Company owns or leases approximately 5,500 pre-1989 built pressurized tank cars in North America (5% of its North American fleet). The Company is actively working with trade associations and others to participate in the legislative and regulatory process affecting rail transportation of hazardous materials. However, at this time the affect on GATX of the mandates made on the FRA in the recently adopted legislation, the probability of adoption of similar legislation and the resulting impact on GATX should such legislation be adopted cannot be reasonably determined.

TAXES

         See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.


COMPARISON OF THIRD QUARTER 2005 TO THIRD QUARTER 2004

GROSS INCOME

         Gross income for the third quarter of 2005 increased to $205.6 million, compared to $182.0 million in the prior year quarter.

         Lease income for the third quarter of 2005 increased $18.0 million to $183.5 million, including a $5.9 million contribution from LLP. New railcar investments and secondary market acquisitions made subsequent to the third quarter of 2004 drove the significant increase in active car counts that resulted in a corresponding increase in lease income. On average, in North America, Rail had approximately 2,100 more active cars during the third quarter of 2005 compared to the same period in 2004. During the third quarter of 2005, average North American renewal rates within a basket of common cars increased approximately 11% compared to the average expiring rate. European lease income was favorable to the prior year period primarily due to an increase in the number of cars on lease resulting from the placement of new car deliveries throughout 2004 and 2005 and expansion into additional markets in Eastern Europe in 2005.

         Asset remarketing income of $4.9 million increased $4.2 million from the prior year quarter due principally to the sale of certain locomotives in 2005.

OWNERSHIP COSTS

         Ownership costs for the third quarter of 2005 were $96.5 million compared to $92.2 million for the third quarter of 2004. The higher costs primarily resulted from depreciation and interest expense associated with the consolidation of LLP in 2005.

OTHER COSTS AND EXPENSES

         Maintenance expense of $46.9 million in the third quarter of 2005 was $1.5 million higher than the third quarter 2004. North American costs were higher primarily due to increased conversion work and higher railroad costs, which were partially offset by the absence of the bolster replacement work that was performed in 2004. European maintenance costs were lower than the prior quarter period due to the timing of scheduled repairs. In 2004, Rail recorded a reversal of provision for possible losses resulting from recoveries of bad debts. Asset impairment charges in the third quarter of 2005 primarily relate to the write off of the remainder of a non-core logistics investment and the reclassification of certain European locomotives as held for sale.


                                    GATX AIR

Components of Air's income statement are summarized below (in millions):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30         SEPTEMBER 30
                                                    ------------------    -----------------
                                                     2005        2004      2005       2004
                                                    ------      ------    ------     ------
GROSS INCOME
Lease income ....................................   $ 29.4      $ 25.8    $ 87.3     $ 71.1
Interest income .................................      0.1          --       0.4        0.2
Asset remarketing income ........................      1.0         3.2       2.1        3.6
Fees ............................................      3.5         2.2       7.6        7.3
Other ...........................................      0.1         0.4       0.3        1.7
                                                    ------      ------    ------     ------
  Revenues ......................................     34.1        31.6      97.7       83.9
Share of affiliates' earnings ...................     10.2         8.3      32.4       23.9
                                                    ------      ------    ------     ------
TOTAL GROSS INCOME ..............................     44.3        39.9     130.1      107.8

OWNERSHIP COSTS
Depreciation ....................................     14.8        15.1      45.4       43.4
Interest, net ...................................     15.3        10.6      43.0       28.9
Operating lease expense .........................      0.6         0.9       6.5        2.9
                                                    ------      ------    ------     ------
TOTAL OWNERSHIP COSTS ...........................     30.7        26.6      94.9       75.2

OTHER COSTS AND EXPENSES
Maintenance expenses ............................      0.1         0.3       0.6        1.6
Other operating expenses ........................      0.6         0.6       1.4        1.4
Selling, general and administrative expenses ....      5.8         5.3      19.6       15.8
Reversal of provision for possible losses .......     (0.3)       (0.1)     (0.7)      (0.5)
                                                    ------      ------    ------     ------
TOTAL OTHER COSTS AND EXPENSES ..................      6.2         6.1      20.9       18.3
                                                    ------      ------    ------     ------

INCOME BEFORE INCOME TAXES ......................      7.4         7.2      14.3       14.3

INCOME TAXES ....................................      2.1         2.2       4.2        4.7
                                                    ------      ------    ------     ------

NET INCOME ......................................   $  5.3      $  5.0    $ 10.1     $  9.6
                                                    ======      ======    ======     ======


FINANCIAL PERFORMANCE MEASURES FOR AIR

         The following table summarizes the performance measures for the trailing 12-month periods ended September 30:

                                           2005     2004
                                           ----     ----
Return on assets ......................     0.5%     0.5%
SG&A efficiency .......................    0.64%    0.59%

For additional information see Non-GAAP Financial Performance Measures on page 29.

AIR'S FLEET DATA

     The following table summarizes information on GATX owned and managed aircraft for the nine months ended or as of September 30 ($ in millions):

                                                         2005     2004
                                                        ------   ------
Utilization by net book value of owned aircraft .....      100%     100%
Number of owned aircraft* ...........................      150      162
Number of managed aircraft ..........................       69       56
Non-performing assets ...............................   $ 20.5   $   --
Impairments and net charge-offs .....................   $   --   $   --

* Includes wholly-owned and partnered aircraft

SUMMARY

         Air benefited from improving worldwide airline traffic, with increasing year-over-year passenger growth in Europe, Asia, and the Americas. Aircraft lease rates continue to recover from the low levels of recent years, especially for newer aircraft which comprise a majority of Air's fleet. Air's aircraft utilization continues to be high, with the owned fleet being fully utilized.

         Although air traffic has rebounded from post-September 11, 2001 lows, the recovery is fragile and is threatened by the high cost of jet fuel and the possibility of airline failures. Because of these factors, Air continues to actively monitor the risk of lessee defaults and asset impairments.

         Net income of $10.1 million for the nine month period increased $0.5 million compared to the prior year period and net income of $5.3 million for the third quarter was $0.3 million higher compared to the prior year quarter. The 2005 nine month results include a one-time operating lease charge of $4.8 million related to the restructuring of a lease with bankrupt carrier ATA Holdings.

COMPARISON OF NINE MONTHS OF 2005 TO FIRST NINE MONTHS OF 2004

GROSS INCOME

         Air's gross income of $130.1 million for the nine months of 2005 was $22.3 million higher than the prior year period. The increase was primarily driven by higher lease income and share of affiliates' earnings. Lease income of $87.3 million increased $16.2 million from the prior year period, attributable primarily to higher rents on variable rate leases, which are tied to an interest rate index. Also contributing to the increase were rents from new aircraft delivered during 2004 and higher rents on renewals of expiring leases. The increase in lease income was partially offset by lower rent on aircraft that were leased to two airlines that have filed bankruptcy. Share of affiliates' earnings of $32.4 million was $8.5 million higher than the prior year period and reflected improved rental rates, earnings from a new joint venture, and continued strong performance at Air's engine leasing joint venture. Share of affiliates' earnings also benefited from the favorable resolution and the reversal of repossession expense accruals on five aircraft that were leased to a European carrier that declared bankruptcy in 2004.

OWNERSHIP COSTS

         Ownership costs of $94.9 million were $19.7 million higher than the prior year period. The increase was primarily due to higher average interest rates and higher operating lease expense resulting from a $4.8 million loss on a restructured sublease to ATA Holdings.

OTHER COSTS AND EXPENSES

         Total other costs and expenses of $20.9 million were $2.6 million higher than the prior year period. The increase from the prior year period was primarily attributable to lower capitalized initial direct costs in 2005 resulting from reduced aircraft acquisition activity. Maintenance expense was $1.0 million lower due to a reduced number of aircraft lease transitions and related maintenance events during the current year period.

TAXES

         See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF THIRD QUARTER 2005 TO THIRD QUARTER 2004

GROSS INCOME

         Air's gross income of $44.3 million was $4.4 million higher than the prior year period. The increase was primarily driven by higher lease income, share of affiliates' earnings and fee income. Lease income of $29.4 million increased $3.6 million from the prior year period attributable primarily to higher rents on variable rate leases, which are tied to an interest rate index. Also contributing to the increase were rents on new aircraft deliveries after September 30, 2004 and higher rents on renewals of expiring leases. The increase in lease income was partially offset by lower rent on aircraft that were leased to two airlines that have filed bankruptcy. Higher fee income in 2005 from the remarketing of third party aircraft partially offset lower gains on sale of aircraft. Share of affiliates' earnings of $10.2 million was $1.9 million higher than the prior year period and reflected improved rental rates and earnings from a new joint venture.


OWNERSHIP COSTS

         Ownership costs of $30.7 million were $4.1 million higher than the prior year period. The increase was primarily due to higher average interest rates on direct and allocated debt.

OTHER COSTS AND EXPENSES

         Total other costs and expenses of $6.2 million were comparable to the prior year period. Lower capitalized initial direct costs in 2005 resulting from reduced aircraft acquisition activity primarily drove the increase in SG&A. Maintenance expense was $0.2 million lower due to a reduced number of aircraft lease transitions and related maintenance events during the current year period.

                            GATX SPECIALTY FINANCE

Components of Specialty's income statement are summarized below (in millions):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30          SEPTEMBER 30
                                                    ------------------    -----------------
                                                     2005        2004      2005       2004
                                                    ------      ------    ------     ------
GROSS INCOME
Lease income ....................................   $  7.1      $  6.9    $ 22.5     $ 21.6
Interest income .................................      2.4         2.9       6.8       15.1
Asset remarketing income ........................      3.7         1.2      27.2       21.8
Gain on sale of securities ......................      0.3         0.2       6.2        3.4
Fees ............................................      0.7         2.7       2.8        4.4
Other ...........................................      1.5         1.3       1.6        2.5
                                                    ------      ------    ------     ------
  Revenues ......................................     15.7        15.2      67.1       68.8
Share of affiliates' earnings ...................     16.0         5.8      38.0       14.4
                                                    ------      ------    ------     ------
TOTAL GROSS INCOME ..............................     31.7        21.0     105.1       83.2

OWNERSHIP COSTS
Depreciation ....................................      1.1         1.1       3.1        3.2
Interest, net ...................................      3.9         6.2      14.0       20.3
Operating lease expense .........................      1.1         1.0       3.1        3.1
                                                    ------      ------    ------     ------
TOTAL OWNERSHIP COSTS ...........................      6.1         8.3      20.2       26.6

OTHER COSTS AND EXPENSES
Maintenance expenses ............................       --         0.2       0.7        0.8
Other operating expenses ........................      2.0         1.3       5.6        3.9
Selling, general and administrative expenses ....      2.0         2.1       5.5        7.2
Reversal of provision for possible losses .......     (0.4)       (2.9)     (2.7)      (7.7)
Asset impairment charges ........................       --         0.3       1.5        1.1
Fair value adjustments for derivatives ..........      0.1         0.8      (2.3)       0.1
                                                    ------      ------    ------     ------
TOTAL OTHER COSTS AND EXPENSES ..................      3.7         1.8       8.3        5.4
                                                    ------      ------    ------     ------

INCOME BEFORE INCOME TAXES ......................     21.9        10.9      76.6       51.2

INCOME TAXES ....................................      8.7         4.5      29.6       19.8
                                                    ------      ------    ------     ------

NET INCOME ......................................   $ 13.2      $  6.4    $ 47.0     $ 31.4
                                                    ======      ======    ======     ======

FINANCIAL PERFORMANCE MEASURES FOR SPECIALTY FINANCE

The following table summarizes the performance measures for the trailing-12-month periods ended September 30:

                                           2005     2004
                                           ----     ----
Return on assets ......................    11.5%     6.3%
SG&A efficiency .......................    0.60%    0.72%

For additional information see Non-GAAP Financial Performance Measures on page 29.

SPECIALTY'S PORTFOLIO DATA

         The following table summarizes information on the owned and managed Specialty Finance portfolio as of or for the nine months ended September 30 ($ in millions):

                                                 2005      2004
                                                ------    ------
Loss allowance as % of reservable assets ....      5.4%      5.7%
Impairments and net charge-offs .............   $  2.9    $  4.2
Net book value of owned assets ..............   $428.7    $522.9
Net book value of managed portfolio .........   $560.0    $778.3


SUMMARY

         During the nine month period ending September 30, 2005, the Specialty Finance portfolio declined as portfolio runoff exceeded new investment. Specialty's average total assets decreased by $164.8 million compared to the prior year, with the largest decrease being the venture loan investment balance. At September 30, 2005, the total balance of venture investments was $23.9 million. Specialty is currently pursuing new investments in marine assets and other select long-lived industrial equipment in targeted mature industries. Specialty's investment volume for the nine months of 2005 was $64.2 million.

         Specialty's nine month net income of $47.0 million was $15.6 million higher than prior year and third quarter net income was $13.2 million compared to $6.4 million for the prior year quarter. Third quarter and year-to-date improvements over 2004 were primarily due to strong earnings from the marine joint ventures and higher remarketing gains, including gains within certain other joint ventures. Partially offsetting theses impairments was lower interest income as a result of the venture and other portfolio runoff.


COMPARISON OF NINE MONTHS OF 2005 TO FIRST NINE MONTHS OF 2004

GROSS INCOME

         Gross income of $105.1 million was $21.9 million higher than the prior year. The increase was primarily due to higher earnings from marine joint ventures, higher asset remarketing income and gain on sale of securities, partially offset by lower interest and fee income. Asset remarketing income in the current year included a $12.8 million residual sharing fee from a managed portfolio; the prior year included an $11.8 million gain from the final asset sale and dissolution of a corporate aircraft joint venture. The increase in gain on sale of securities in the current year was primarily attributable to a $3.7 million gain from the sale of shares in an internet search engine company. Interest income of $6.8 million was $8.3 million lower than the prior year due to the runoff of venture and other portfolio loans and a $4.0 million prepayment penalty received in the first half of 2004. Share of affiliates' earnings of $38.0 million was $23.6 million higher than the prior year primarily as a result of high utilization and higher freight rates for the vessels in certain marine joint ventures driven by a strong international shipping market. Asset remarketing gains of $6.8 million from the sale of a vessel in a marine joint venture and income from the settlement of a residual value guarantee also contributed to the higher affiliates' earnings.


OWNERSHIP COSTS

         Ownership costs of $20.2 million decreased $6.4 million primarily due to lower debt balances related to the smaller investment portfolio.


OTHER COSTS AND EXPENSES

         Other costs and expenses of $8.3 million increased $2.9 million primarily due to a lower loss provision reversal as a result of reduced venture portfolio runoff.

TAXES

         See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.



COMPARISON OF THIRD QUARTER 2005 TO THIRD QUARTER 2004

GROSS INCOME

         Gross income of $31.7 million was $10.7 million higher than the prior year. Asset remarketing in the current quarter included a $3.0 million gain on the sale of a residual interest in two vessels. Fee income of $0.7 million decreased $2.0 million primarily due to a fee received in the prior year for a managed portfolio. Share of affiliates' earnings of $16.0 million was $10.2 million higher than the prior year primarily due to $6.8 million in asset remarketing gains related to the sale of a vessel in a marine joint venture and income from the settlement of a residual value guarantee. Higher utilization and freight rates for the vessels in certain other marine joint ventures also contributed to the higher affiliates' earnings.

OWNERSHIP COSTS

         Ownership costs of $6.1 million decreased $2.2 million primarily due to lower debt balances related to the smaller investment portfolio.

OTHER COSTS AND EXPENSES

         Other costs and expenses of $3.7 million increased $1.9 million primarily due to a lower loss provision reversal as a result of reduced venture portfolio runoff.



                                      OTHER

Components of Other's income statement are summarized below (in millions):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30         SEPTEMBER 30
                                                    ------------------    -----------------
                                                     2005        2004      2005       2004
                                                    ------      ------    ------     ------
GROSS INCOME
Marine operating revenue ........................   $ 47.4      $ 36.2    $ 93.4     $ 76.2
Other ...........................................      0.6        46.2      (3.8)      49.6
                                                    ------      ------    ------     ------
TOTAL GROSS INCOME ..............................     48.0        82.4      89.6      125.8

OWNERSHIP COSTS
Depreciation ....................................      2.3         2.5       4.3        4.5
Interest, net ...................................      1.9         4.3       4.5       15.4
                                                    ------      ------    ------     ------
TOTAL OWNERSHIP COSTS ...........................      4.2         6.8       8.8       19.9

OTHER COSTS AND EXPENSES
Marine operating expenses .......................     37.0        27.7      72.3       59.2
Debt extinguishment costs .......................       --          --      11.9         --
Selling, general and administrative expenses ....     14.4        12.9      42.8       45.3
Reversal of provision for possible losses .......     (0.6)       (0.7)     (2.1)      (0.7)
Fair value adjustments for derivatives ..........      0.4          --      (6.1)       0.3
                                                    ------      ------    ------     ------
TOTAL OTHER COSTS AND EXPENSES ..................     51.2        39.9     118.8      104.1
                                                    ------      ------    ------     ------

(LOSS) INCOME BEFORE INCOME TAXES ...............     (7.4)       35.7     (38.0)       1.8

INCOME TAX (BENEFIT) PROVISION ..................     (2.5)       12.3     (14.2)        --
                                                    ------      ------    ------     ------

NET (LOSS) INCOME ...............................   $ (4.9)     $ 23.4    $(23.8)    $  1.8
                                                    ======      ======    ======     ======

SUMMARY

         Other is comprised of corporate results, including SG&A and interest expense net of interest income and amounts allocated to the segments, and the results of ASC. Results for the nine months of 2005 were a loss of $23.8 million compared to income of $1.8 million for the first nine months of 2004. Results for the third quarter of 2005 were a loss $4.9 million compared to income of $23.4 million for the prior year quarter. The first nine months and third quarter of 2004 include after tax insurance recoveries of $31.3 million and $29.3 million, respectively, related to the settlement of litigation against various insurers. Excluding the impact of these recoveries, the loss for the third quarter of 2005 declined primarily due to lower net interest expense; the loss for the nine months of 2005 declined due to lower net interest expense and higher earnings from ASC, partially offset by debt extinguishment costs.

COMPARISON OF NINE MONTHS OF 2005 TO FIRST NINE MONTHS OF 2004

GROSS INCOME

         Gross income for 2004 included $48.2 million in proceeds related to insurance recoveries. Excluding the impact of this item, gross income of $89.6 million in 2005 increased by $12.0 million from the prior year as higher marine revenue was partially offset by a $6.0 million foreign exchange remeasurement loss from a Euro denominated loan made to a foreign subsidiary. The favorable variance in marine operating revenue resulted from higher freight rates driven by strong demand for ASC's vessels. The remeasurement loss was offset by the fair value adjustments to the derivatives that hedge this loan.

OWNERSHIP COSTS

         Ownership costs of $8.8 million were $11.1 million favorable to prior year. The favorable variance in the current year was primarily due to lower unallocated interest expense. The decrease in unallocated interest resulted from a reduction in the Company's excess liquidity in 2005 compared to 2004, the impact of which was retained in Other.

OTHER COSTS AND EXPENSES

         SG&A expenses of $42.8 million were $2.5 million lower than prior year. The variance was primarily attributable to higher consulting fees in 2004 associated with the implementation of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. Marine operating expenses of $72.3 million were $13.1 million higher than the prior year attributable to increased fleet activity and vessel fuel costs at ASC. The net contribution from ASC increased $3.5 million year over year.

         Debt extinguishment costs of $11.9 million in the current year primarily relate to one-time fees substantially related to the completion of a bond tender for an aggregate principal amount of $188.4 million of debt scheduled to mature in 2006. The bond tender was part of a debt management strategy whereby the Company issued new debt and retired certain existing debt in order to reduce interest costs and to realign future maturity dates.

         Fair value adjustments for derivatives in 2005 of $(6.1) million were the result of currency fluctuations and offset the remeasurement loss of the associated Euro denominated loan recorded in other income.

TAXES

         See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF THIRD QUARTER 2005 TO THIRD QUARTER 2004

GROSS INCOME

         Gross income for 2004 included $45.0 million in proceeds related to insurance recoveries. Excluding the impact of this item, gross income of $48.0 million in 2005 increased by $10.6 million from the prior year period primarily due to higher marine operating revenue. The increase in marine operating revenue was primarily due to higher freight rates driven by strong demand for ASC's vessels.

OWNERSHIP COSTS

         Ownership costs of $4.2 million were $2.6 million favorable to the prior year period primarily due to lower unallocated interest expense. The decrease in unallocated interest resulted from a reduction in the Company's excess liquidity. The interest costs of this excess liquidity were retained in Other.

OTHER COSTS AND EXPENSES

         SG&A expenses of $14.4 million were $1.5 million higher than the prior year period. The variance was primarily attributable to costs retained in 2005 that in 2004 were allocated to the Technology segment, which was sold in 2004. Marine operating expenses of $37.0 million were $9.3 million unfavorable to the prior year due to increased fleet activity and vessel fuel costs.

         Fair value adjustments for derivatives in 2005 of $0.4 million were the result of currency fluctuations and offset the remeasurement loss of the associated Euro denominated loan recorded in other income.


                                GATX CONSOLIDATED

CONSOLIDATED INCOME TAXES

         GATX's effective tax rate for continuing operations was 35% for the nine months ended September 30, 2005 compared to 33% for the nine months ended September 30, 2004. The lower tax rate in 2004 resulted primarily from a deferred tax benefit received on a reduction in the tax rate enacted in a foreign jurisdiction. GATX expects that U.S. taxable income generated throughout 2005 will be entirely offset by a consolidated net operating loss carry forward, resulting in no currently payable or recoverable U.S. taxes.

         The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision) provided certain criteria are met. The repatriation provision is available to GATX for the year ended December 31, 2005. GATX has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. In light of the repatriation provision, GATX is currently evaluating a plan to repatriate a portion of its foreign earnings. The amount of unremitted earnings being considered for repatriation is estimated to be $50-$120 million and the income tax effect of such repatriation to be $4-$12 million.

CASH FLOW AND LIQUIDITY

         Over the course of a full year, GATX generally expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. The cash flow is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flow from operations and portfolio proceeds are impacted by changes in working capital and the timing of dispositions. As a result, cash flow components will vary quarter to quarter. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

         Net cash provided by continuing operations for the nine months of 2005 was $190.5 million, an increase of $16.8 million from the prior year period. Excluding a federal tax refund of $51.0 million received in 2004, cash flow from operations for 2005 increased $67.8 million primarily due to higher lease income partially offset by debt management costs and higher operating lease payments.

         Portfolio investments and capital additions for the nine months of 2005 totaled $335.2 million, a decrease of $181.6 million from the comparable 2004 period. Rail's investments of $262.3 million during the nine months of 2005 were $67.3 million lower from the prior year period. High railcar prices and intense competition for railcar acquisitions in secondary markets have made it challenging to find attractive new investments. Significant 2005 activity at Rail included the acquisition of 3,798 cars for its North American fleet, including 1,206 cars from the Committed Purchase Program. Air invested $3.9 million during the nine months of 2005, compared to $164.6 million, representing five aircraft, in 2004. Lower investment volume in 2005 was due to limited available aircraft investment opportunities at an acceptable risk adjusted rate of return to GATX. Specialty invested $64.2 million during the nine months of 2005, an increase of $43.6 million from the prior year period. Significant 2005 activity at Specialty included the funding of an interest in a new marine joint venture, investments in select long-lived industrial equipment and an early buy-out of an operating lease investment.

         Portfolio proceeds of $234.5 million for the nine months of 2005 decreased $51.6 million from the prior year period. The decrease was primarily due to a decline in loan payments received, related to a reduction in the loan portfolio, and lower distributions from joint venture investments. The decrease was partially offset by an increase in proceeds from asset remarketing. 2005 asset remarketing proceeds included $62.7 million related to the transfer of four aircraft to a newly formed joint venture in which the Company has a 50% interest.

         Proceeds from other asset sales for the nine months of 2005 were $232.2 million, an increase of $207.5 million from the prior year period. This was primarily due to a $201.3 million sale-leaseback transaction of approximately 2,900 railcars. The resulting operating lease is for a term of 21 years.

         GATX's operating subsidiaries fund investments and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, commercial paper, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GATX utilizes both the domestic and international banks and capital markets.

         In the nine months of 2005, GATX, primarily through its principal subsidiary, GATX Financial Corporation (GFC), issued $338.6 million of debt. New debt issuances were primarily $230.0 million of five-year and $100.0 million of ten-year senior unsecured notes. The proceeds from the senior debt were primarily used to repay existing debt.

         In the nine months of 2005, the Company repaid $546.6 million of debt. The majority of the debt repaid consisted of debt that was scheduled to mature in 2005. Additionally, as part of a debt management strategy to reduce interest costs and to realign future maturity dates, the Company completed a bond tender for an aggregate principal amount of $188.4 million for certain notes scheduled to mature in 2006 and prepaid $88.6 million of certain other debt scheduled to mature after 2005.

         GFC has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At September 30, 2005, availability under the credit facility was $502.3 million, with $22.7 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At September 30, 2005, GFC was in compliance with all covenants and conditions of the credit facility.

         The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At September 30, 2005, GFC was in compliance with the covenants and all conditions of the indentures. A subsidiary financing contains leverage and cash flow covenants that are specific to the subsidiary. GATX does not anticipate any covenant violation in either the credit facility, bank financing, or indentures, nor does GATX anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

         As of September 30, 2005, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $496.5 million of senior unsecured notes had been issued.

         The availability of these funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). As of September 30, 2005, GFC's long-term unsecured debt credit rating from S&P of BBB- and from Moody's of Baa3 remain unchanged from December 31, 2004. During the third quarter of 2005, Moody's modified GFC's rating outlook from stable to positive, while GFC's rating outlook from S&P, also positive, was unchanged from December 31, 2004. In addition, on October 31, 2005, S&P placed the GFC rating on CreditWatch with positive implications. Throughout 2005, GFC's commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) have restricted GFC's ability to utilize the commercial paper market as a source of funding. Despite this restriction, at various times during 2005, GFC has had in excess of $150 million of commercial paper outstanding.

         Unconditional purchase obligations of GATX's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at September 30, 2005 were $513.8 million, comprised as follows (in millions):

                                                     TOTAL    REMAINDER 2005   2006-2007    2008-2009
                                                    -------   --------------   ---------    ---------
Rail ..........................................     $ 382.2       $ 115.4        $ 252.2      $  14.6
Air ...........................................       103.7           7.7           96.0           --
Specialty .....................................        27.9          27.0            0.9           --
                                                    -------       -------        -------      -------
  Total unconditional purchase obligations ....     $ 513.8       $ 150.1        $ 349.1      $  14.6
                                                    =======       =======        =======      =======

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX's businesses.


CRITICAL ACCOUNTING POLICIES

         There have been no changes to GATX's critical accounting policies during the nine month period ending September 30, 2005; refer to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a summary of GATX's policies.


NON-GAAP FINANCIAL PERFORMANCE MEASURES

         This report includes certain financial performance measures computed using non-GAAP (Generally Accepted Accounting Principles) components as defined by the Securities and Exchange Commission (SEC). These measures are: return on equity; return on assets; and SG&A efficiency. As required under SEC rules, GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into historical operating results and the financial position of the business. Management uses these performance measures to assist in analyzing GATX's underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

         o Initial Direct Costs -- SG&A expenses incurred by GATX to originate new loans and leases. Identified initial direct costs are deferred and amortized over the term of the lease or loan.

         o Managed Assets -- Assets that GATX manages, but that are not included in on balance sheet or off-balance sheet assets. An asset is considered managed if GATX performs the same activities relative to the asset as performed for similar owned assets. Managed assets include assets wholly-owned by third-parties and assets owned by joint ventures in which GATX is both an investor and manager. Managed assets are shown net of GATX's investment in a joint venture (if applicable), to the extent the investment is already included in on balance sheet or off-balance sheet assets.

         o Non-GAAP Financial Measures -- Numerical or percentage based measures of the company's historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with generally accepted accounting principles.

         o Off-Balance Sheet Assets -- Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off-balance sheet asset amount by calculating the present value of committed future operating lease payments using a 10% discount rate.

         o On Balance Sheet Assets -- Total assets as reported on the balance sheet excluding assets of discontinued operations.

         o Return on Assets -- Income from continuing operations divided by average total on and off-balance sheet assets.

         o Return on Equity -- Income from continuing operations divided by average total shareholders' equity.

         o        SG&A -- Selling, general and administrative expenses.

         o SG&A Efficiency -- SG&A before capitalized initial direct costs divided by average total owned and managed assets.

         o Total Owned and Managed Assets -- The sum of on and off-balance sheet assets and managed assets.

RECONCILIATION OF THE NON-GAAP COMPONENTS USED IN THE COMPUTATION OF CERTAIN FINANCIAL PERFORMANCE MEASURES (IN MILLIONS):


                                                              SEPTEMBER 30
                                                   ----------------------------------
                                                     2005         2004          2003
                                                   --------     --------     --------
BALANCE SHEET ASSETS AS REPORTED .............     $5,384.2     $5,648.2     $5,998.3
LESS:  DISCONTINUED OPERATIONS ...............           --         58.9        541.7
                                                   --------     --------     --------
CONSOLIDATED ON BALANCE SHEET ASSETS .........     $5,384.2     $5,589.3     $5,456.6

ON BALANCE SHEET ASSETS BY SEGMENT
Rail .........................................     $2,624.0     $2,641.8     $2,269.4
Air ..........................................      1,968.8      2,063.3      1,947.8
Specialty ....................................        428.7        522.9        807.2
Other ........................................        362.7        361.3        432.2
                                                   --------     --------     --------
   Consolidated ..............................     $5,384.2     $5,589.3     $5,456.6


OFF-BALANCE SHEET ASSETS
Rail .........................................     $1,228.9     $1,151.0     $1,192.1
Air ..........................................         28.1         28.6         27.8
Specialty ....................................         11.8         13.2         18.3
Other ........................................         27.1         32.8         40.2
                                                   --------     --------     --------
   Consolidated ..............................     $1,295.9     $1,225.6     $1,278.4


TOTAL ON AND OFF BALANCE SHEET ASSETS(1)
Rail .........................................     $3,852.9     $3,792.8     $3,461.5
Air ..........................................      1,996.9      2,091.9      1,975.6
Specialty ....................................        440.5        536.1        825.5
Other ........................................        389.8        394.1        472.4
                                                   --------     --------     --------
   Consolidated ..............................     $6,680.1     $6,814.9     $6,735.0


MANAGED ASSETS
Rail .........................................     $   34.3     $   99.1     $  103.9
Air ..........................................      1,936.0      1,996.8      2,142.8
Specialty ....................................        560.0        778.3        900.1
                                                   --------     --------     --------
   Consolidated ..............................     $2,530.3     $2,874.2     $3,146.8


TOTAL OWNED AND MANAGED ASSETS(2)
Rail .........................................     $3,887.2     $3,891.9     $3,565.4
Air ..........................................      3,932.9      4,088.7      4,118.4
Specialty ....................................      1,000.5      1,314.4      1,725.6
Other ........................................        389.8        394.1        472.4
                                                   --------     --------     --------
   Consolidated ..............................     $9,210.4     $9,689.1     $9,881.8
                                                   ========     ========     ========


         The following information is based on continuing operations for the trailing 12-months ended September 30 (in millions):

                                                           2005         2004
                                                         --------     --------
INCOME FROM CONTINUING OPERATIONS AS REPORTED
Rail ................................................    $   79.6     $   58.5
Air .................................................        10.3         10.7
Specialty ...........................................        56.2         42.8
Other ...............................................        22.0         (2.4)
                                                         --------     --------
   Consolidated .....................................    $  168.1     $  109.6


SG&A AS REPORTED
Rail ................................................    $   73.2     $   71.4
Air .................................................        25.3         21.7
Specialty ...........................................         7.0         10.7
Other ...............................................        59.9         64.3
                                                         --------     --------
   Consolidated .....................................    $  165.4     $  168.1


INITIAL DIRECT COSTS
Air .................................................    $    0.4     $    2.7
Specialty ...........................................          --          0.2
                                                         --------     --------
   Consolidated .....................................    $    0.4     $    2.9


SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS(3)
Rail ................................................    $   73.2     $   71.4
Air .................................................        25.7         24.4
Specialty ...........................................         7.0         10.9
Other ...............................................        59.9         64.3
                                                         --------     --------
   Consolidated .....................................    $  165.8     $  171.0
                                                         ========     ========

(1) Total on and off-balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off-balance sheet assets.

(2) Total owned and managed assets are used in the calculation of SG&A efficiency which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.

(3) SG&A before capitalized initial direct costs is used in the calculation of SG&A efficiency which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective.

         No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 14, 2005, Flightlease Holdings (Guernsey) Ltd. ("FHG"), acting by its liquidators (the "FHG Liquidators"), filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GATX Flightlease Aircraft Company Ltd. ("GFAC"), against GATX Financial Corporation ("GFC"), a wholly-owed subsidiary of the Company, GATX Third Aircraft Corporation ("Third Aircraft"), an indirect wholly owned subsidiary of GFC, and Mr. James H. Morris and Mr. Alan
M. Reinke, both officers of a division of GFC. The complaint alleges (1) that Messrs. Morris and Reinke, as directors of GFAC, breached fiduciary duties to GFAC; (2) that GFC and Third Aircraft knowingly and/or dishonestly assisted such breaches; (3) that all defendants conspired to deprive GFAC of assets and advance the interests of GFC and Third Aircraft at the expense of GFAC; and (4) that Third Aircraft was unjustly enriched. The complaint seeks damages (in respect of claims (1), (2) and (3)) in an amount including, but not necessarily limited to, approximately $227.6 million, and (in respect of claim (4)) in an amount including, but not necessarily limited to, approximately $77.8 million. The complaint arises out of the circumstances surrounding the termination of a joint venture (in respect of which GFAC was the joint venture vehicle) between Third Aircraft and FHG, an indirect wholly-owned subsidiary of the SAirGroup. In September 1999, GFAC had entered into an agreement (the "GFAC Agreement") with Airbus Industrie ("Airbus") to purchase a number of Airbus aircraft. By October 1, 2001 GFAC had ordered a total of 41 aircraft from Airbus and had made aggregate unutilized pre-delivery payments ("PDPs") to Airbus of approximately $227.6 million. Pursuant to agreements entered into on October 4, 2001 between Third Aircraft and FHG (the "Split Agreements") the parties agreed (i) to divide responsibility for the aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft. Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the "GATX Agreement") and AVSA credited approximately $77.8 million of the PDPs to GFC. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) pursuant to a new contract between FHG and Airbus but, following SAirGroup's bankruptcy, FHG and Airbus did not enter into such a contract, and Airbus declared GFAC in default and retained the approximately $149.8 million in PDPs then held by it as damages. The FHG Liquidators, purportedly on behalf of GFAC, allege (1) that Airbus' termination of the GFAC Agreement was wrongful and a breach of the agreement; (2) that Messrs. Morris and Reinke (assisted by GFC and Third Aircraft) facilitated the termination of the GFAC Agreement, obstructed GFAC's pursuit of a purported claim against Airbus, and, as a result, caused GFAC to suffer damages of at least $227.6 million; and (3) that the credit AVSA granted to GFC under the GATX Agreement in the amount of approximately $77.8 million constituted unjust enrichment.

         The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke, and all defendants will be defending the claims vigorously.

         On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit sought damages for a derailment on January 18, 2002 of a Canadian Pacific Railway train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs alleged among other things that the incident (i) caused the wrongful death of their husband/son, and
(ii) caused permanent physical injuries and emotional and physical pain. The complaint alleged that the incident was proximately caused by the defendants who were liable under a number of legal theories. On June 18, 2004, the plaintiff filed an amended complaint based on the findings of the National Transportation Safety Board (NTSB) report released on March 9, 2004, which concluded that the catastrophic fracture of tank cars increased the severity of the accident and added GFC and others as defendants. Specifically, the allegations against GFC were that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability.

         On July 12, 2004, GFC filed a motion to dismiss this action on the basis that plaintiffs' claims were preempted by federal law and that the plaintiffs failed to state a claim with respect to certain causes of action. In December 2004, the court dismissed the motion without prejudice to refiling it as a motion for summary judgment motion following completion of discovery. GFC filed the motion for summary judgment following the completion of discovery. The motion was granted on August 9, 2005, at the conclusion of oral arguments. The court has committed to issue a written order and brief to formally conclude this matter.

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


                                         GATX CORPORATION
                                           (Registrant)


                                        /s/ Robert C. Lyons
                                      ------------------------
                                          Robert C. Lyons
                                        Vice President and
                                      Chief Financial Officer
                                     (Duly Authorized Officer)


Date: November 4, 2005

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
               Filed with this Report:

3A.            By-Laws of GATX Corporation, as amended, dated September 30, 2005.

10A. Agreement for Continued Employment Following a Change in Control between GATX Corporation and Mr. Lyons dated as of October 18,
               2005.

31A.           Certification Pursuant to Exchange Act Rule 13a-14(a) and
               Rule 15d-14(a) (CEO Certification).

31B.           Certification Pursuant to Exchange Act Rule 13a-14(a) and
               Rule 15d-14(a) (CFO Certification).

32.            Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
               Certification).