Form 10-K
period 2005-12-31
GATX CORP
filed 2006-03-10
CIK 40211

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



                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [X]    No [ ]
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [ ]    No [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

  [X] Large accelerated filer    [ ] Accelerated filer    [ ] Non-accelerated
                                     filer
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,638.9 million on June 30, 2005.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,766,470 common shares were outstanding as of February 15, 2006.
                      DOCUMENTS INCORPORATED BY REFERENCE
     GATX's definitive Proxy Statement to be filed on or about March 23,
2006                                                                    PART III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                GATX CORPORATION

                                 2005 FORM 10-K

                                     INDEX

ITEM NO.                                                                       PAGE NO.
--------                                                                       --------
                                        PART I
Item 1.          Business....................................................      2
                   General...................................................      2
                   Business Segments.........................................      2
                     GATX Rail...............................................      2
                     GATX Air................................................      3
                     GATX Specialty..........................................      5
                     GATX Other..............................................      6
                   Trademarks, Patents and Research Activities...............      6
                   Seasonal Nature of Business...............................      6
                   Customer Base.............................................      6
                   Employees.................................................      6
                   Environmental Matters.....................................      6
                   Available Information.....................................      7
Item 1A.         Risk Factors................................................      7
Item 1B.         Unresolved Staff Comments...................................     11
Item 2.          Properties..................................................     11
Item 3.          Legal Proceedings...........................................     12
Item 4.          Submission of Matters to a Vote of Security Holders.........     16
                 Executive Officers of the Registrant........................     16
                                        PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........     18
Item 6.          Selected Consolidated Financial Data -- Five-Year Summary...     19
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     20
                   Year ended December 31, 2005 compared to year ended
                 December 31, 2004 and
                   Year ended December 31, 2004 compared to year ended
                 December 31, 2003...........................................     24
                   Balance Sheet Discussion..................................     35
                   Cash Flow Discussion......................................     37
                   Liquidity and Capital Resources...........................     38
                   Critical Accounting Policies and Estimates................     42
                   New Accounting Pronouncements.............................     44
                   Non-GAAP Financial Measures...............................     44
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................     48
Item 8.          Financial Statements and Supplementary Data.................     49
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................     96
Item 9A.         Controls and Procedures.....................................     96
Item 9B.         Other Information...........................................     98
                                       PART III
Item 10.         Directors and Executive Officers of the Registrant..........     98
Item 11.         Executive Compensation......................................     98
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters..................     98
Item 13.         Certain Relationships and Related Transactions..............     99
Item 14.         Principal Accounting Fees and Services......................     99
                                        PART IV
Item 15.         Exhibits, Financial Statement Schedules.....................     99
                   Signatures................................................    100
                   Schedules.................................................    101
                   Exhibits..................................................    105

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     GATX Corporation ("GATX" or the "Company") is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GATX specializes in railcar and locomotive leasing, aircraft leasing, and the financing of other large-ticket equipment. In addition, GATX operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GATX also invests in companies and joint ventures that complement existing business activities. GATX partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

     At December 31, 2005, GATX had balance sheet assets of $5.2 billion, comprised largely of railcars and commercial aircraft. GATX also utilized approximately $1.3 billion of assets, primarily railcars, which were leased-in under operating leases and therefore were not recorded on the balance sheet.

     In 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment consisting of GATX Technology Services, its Canadian affiliate and interests in two joint ventures. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     See discussion in Note 22 to the consolidated financial statements for additional details regarding foreign operations and see Note 23 to the consolidated financial statements for details regarding each segment's operating results.

BUSINESS SEGMENTS

                                   GATX RAIL

     Rail is headquartered in Chicago, Illinois and is principally engaged in leasing railcars (primarily tank cars and freight cars) and locomotives. At December 31, 2005, Rail had total assets of $3.9 billion including $1.2 billion of off balance sheet assets. Rail's customers are comprised primarily of shippers of chemical, petroleum, and food products and railroads. Worldwide, Rail provides more than 180 railcar types used to ship over 650 different commodities. During 2005, approximately 31% of Rail's revenue was derived from shipments of chemical products, 27% from shipments of petroleum products, 13% from shipments of food products, 13% from leasing cars to railroads and 16% attributable to other revenue sources. Rail had over 1,000 customers in 2005, with no single customer accounting for more than 4% of total railcar revenue.

     Rail primarily provides full-service leases on railcars, under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases under which the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2005, Rail's worldwide fleet totaled approximately 127,700 railcars including wholly owned and leased-in railcars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 17 years. Rail also had an ownership interest in approximately 25,500 railcars worldwide through investments in affiliated companies, including 5,800 railcars in North America and 19,700 railcars in Europe. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages 5,700 railcars for third party owners for which it earns a fee.

     The following table sets forth Rail's fleet data as of December 31, 2005:

                                            TANK     FREIGHT              AFFILIATE
                                          RAILCARS   RAILCARS    TOTAL    RAILCARS     TOTAL
                                          --------   --------   -------   ---------   -------
North America...........................   61,347     46,804    108,151     5,824     113,975
Europe..................................   18,619        884     19,503    19,724      39,227
                                           ------     ------    -------    ------     -------
                                           79,966     47,688    127,654    25,548     153,202
                                           ======     ======    =======    ======     =======

     At the end of 2005, there were approximately 282,000 tank cars and 1.4 million freight cars operating in North America. Rail's North American fleet comprised approximately 22% of the tank cars in North America and approximately 3% of the freight cars. Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, and various other lessors. In North America, Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

     In North America, Rail leases new railcars for terms that generally range from five to ten years. Renewals on existing leases are generally for periods ranging from three to five years. The overall average remaining lease term of the North American fleet is three years as of December 31, 2005. Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Union Tank Car Company, Freight Car America, National Steel Car Ltd. and American Railcar Industries. In November 2002, Rail entered into agreements with Trinity Industries and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured cars, respectively, which will be delivered through 2007. As of December 31, 2005, a total of 5,430 cars have been delivered under these agreements.

     Rail operates a network of major service centers across North America that perform significant repair and regulatory compliance work on owned and third party railcars. The major service centers are supplemented by a number of mini and fast track service centers and a fleet of service trucks (mobile service units) that perform on site repairs that do not require the resources of a major shop. Rail may also utilize third-party service centers for railcar repairs.

     Rail's North American operation also includes its locomotive leasing business. The locomotive business consists primarily of leasing four axle locomotives to railroads and shippers in North America. The four axle, medium horsepower locomotives that form the core of Rail's locomotive fleet have not been manufactured in any material quantity since the mid-1980s; however, these assets remain in demand by railroads and shippers. As a result, with periodic maintenance and refurbishment, Rail expects these locomotives to continue to be marketable and to yield an attractive return. Rail generally leases its locomotives for terms that range from month-to-month up to 15 years. The locomotives in Rail's fleet have depreciable lives of 40 years. In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners, LLC ("LLP") joint venture, which owned 486 locomotives as of the acquisition date. As of December 31, 2005, Rail had 504 locomotives in its North American locomotive fleet.

     As of December 31, 2005, Rail's European fleet consisted of approximately 19,500 railcars. In Europe, the railcar fleet generally has lease terms ranging from one to five years. Rail's European operations consist of its German, Austrian and Polish wholly owned subsidiaries. Rail also has a 37.5% ownership interest in AAE Cargo AG, a railcar lessor headquartered in Switzerland whose fleet consists of approximately 19,700 freight and intermodal railcars. Rail has been integrating the operations of its European wholly owned subsidiaries to achieve cost savings and strategic synergies. In Europe, Rail primarily operates in the home countries of its subsidiaries and in 2005 expanded into the Romanian market. In 2006, Rail will continue to explore other markets, particularly in Eastern Europe. Rail's primary competitors in Europe are VTG-Lehnkering and Ermeva. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

                                    GATX AIR

     Air is headquartered in San Francisco, California and is primarily engaged in leasing widely used narrowbody aircraft to commercial airlines throughout the world. At December 31, 2005, Air had total assets of $1.8 billion, including $28.7 million of off balance sheet assets. Air owns 46 aircraft directly and has an ownership interest in an additional 104 aircraft through joint ventures (collectively 150 "owned aircraft"). Joint ventures ("affiliates") are a significant part of Air's business model. Air uses joint venture investments to diversify risk and to reduce required investment when acquiring aircraft. At December 31, 2005, joint venture investments accounted for $408.9 million of Air's assets. The aircraft owned by the joint ventures operate primarily outside the United States. Air earns fees for providing management services to many of its affiliates and also for managing 68 aircraft for third parties. Air's management role generally includes such services as marketing the aircraft, monitoring aircraft maintenance and condition, and administering the portfolio, including billing and collecting rents and maintenance reserves, accounting and tax compliance, reporting and regulatory filings, purchasing insurance, and lessee credit evaluation.

     The following table summarizes information on GATX owned and managed aircraft as of December 31:

                                                              2005   2004   2003
                                                              ----   ----   ----
Utilization by net book value of owned aircraft.............   99%    98%    97%
Number of owned aircraft(a).................................  150    163    163
Number of managed aircraft. ................................   68     56     62

---------------

(a) Owned aircraft include 10, 13 and 14 aircraft, for 2005, 2004 and 2003, respectively, owned by a Specialty affiliate that has a diverse asset mix.

     Air typically enters into net leases under which the lessee is responsible for maintenance, insurance and taxes. Air originates leases from its offices in London, Toulouse, Singapore, and Tokyo, in addition to its headquarters in San Francisco. Air purchases new aircraft that have depreciable lives of approximately 25 years and also acquires aircraft in the secondary market. Air primarily competes with GE Commercial Aviation Services, International Lease Finance Corporation, other leasing companies and subsidiaries of commercial banks. Air's customers consider leasing alternatives based on such factors as pricing, the availability of aircraft, engine types, aircraft configuration and the length of the lease term.

     Air's customer base is diversified among air carriers and by geographic location. Through its owned aircraft, Air leases to 58 airlines in 32 countries. In 2005, no single customer accounted for more than 10% of Air's revenue or represented more than 10% of Air's total net book value. At December 31, 2005, Air had a significant concentration of commercial aircraft in Turkey, Brazil and Germany with approximately 13%, 8% and 8% of Air's total assets, respectively. The weighted average age of Air's fleet is approximately five years, based on net book value. Aircraft on lease at December 31, 2005 have an average remaining lease term of approximately three years, and lease terms typically range from three to six years.

     High fuel costs, intense competition, and excess capacity have caused financial stress on the commercial aviation industry during recent years. In December 2005, Air made a decision to dispose of certain older or less desirable aircraft types. Air targeted 36 owned aircraft for disposition and is evaluating disposition alternatives for its ownership interest in Pembroke Group, a 50% owned affiliate that owns 26 aircraft. These actions resulted in the recognition of an impairment charge of $196.4 million ($119.4 million after-tax). As Air proceeds with the disposal of these assets, it will focus its efforts on expanding its management fee arrangements and re-leasing its aircraft up for renewal in 2006.

     The following table sets forth Air's fleet by aircraft body type, with aircraft targeted for disposition separately identified, as of December 31, 2005:

                                     AIRCRAFT RETAINED          AIRCRAFT TARGETED FOR DISPOSITION
                               ------------------------------   ---------------------------------
                               WHOLLY                           WHOLLY
BODY TYPE                      OWNED    AFFILIATED   SUBTOTAL    OWNED    AFFILIATED    SUBTOTAL    TOTAL FLEET
---------                      ------   ----------   --------   -------   -----------   ---------   -----------
Boeing 717-200...............    --         --          --        --          12           12            12
Boeing 737-300...............    --         10          10         5           5           10            20
Boeing 737-400...............     2         --           2        --           1            1             3
Boeing 737-500...............    --         --          --        --           1            1             1
Boeing 737-700...............    --          1           1        --           5            5             6
Boeing 737-800...............    10         22          32        --          --           --            32
Boeing 757-200...............     1          2           3         4           2            6             9
Airbus 300B4-200F............    --         --          --         1          --            1             1
Airbus 319-100...............    --          1           1         1          --            1             2
Airbus 320-200...............    17          5          22        --          23           23            45
Airbus 321-100...............     2         --           2        --          --           --             2
Airbus 321-200...............     1          7           8        --          --           --             8
ERJ-145ER....................     1         --           1        --          --           --             1
Fokker 100...................    --         --          --        --           1            1             1
MD-82........................    --          2           2        --          --           --             2
MD-83........................    --          4           4         1          --            1             5
                                 --         --          --        --          --           --           ---
                                 34         54          88        12          50           62           150
                                 ==         ==          ==        ==          ==           ==           ===

                                 GATX SPECIALTY

     Specialty is headquartered in San Francisco, California. The Specialty portfolio consists primarily of leases, loans, affiliate investments and interests in residual values involving a variety of underlying asset types, including marine, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets, both owned and managed. At December 31, 2005, total investments in the Specialty portfolio, including off balance sheet assets, were $438.4 million, of which approximately 42% were marine assets. Specialty also provides equipment residual value guarantees, which enables it to share in any asset value in excess of the guaranteed amount. As of December 31, 2005, Specialty was party to approximately 400 such residual value guarantees that expire between 2006 and 2012. Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets in which GATX has a high level of expertise, such as aircraft, rail equipment and marine equipment. Specialty generates fee income through portfolio administration and asset remarketing of these managed assets. As of December 31, 2005, the approximate net book value equivalent of Specialty's managed portfolio was $555.8 million.

     The following table sets forth information on Specialty's assets as of December 31 (in millions):

                                               ON BALANCE   OFF BALANCE            MANAGED
                                                 SHEET         SHEET      TOTAL    ASSETS
                                               ----------   -----------   ------   -------
2005.........................................    $427.3        $11.1      $438.4   $555.8
2004.........................................     477.4         12.5       489.9    728.7
2003.........................................     707.6         13.7       721.3    882.2

     Prior to 2005, the former Venture Finance business unit, whose portfolio is managed by Specialty, provided loan and lease financing to early-stage, venture-capital backed companies. The financing was typically secured by equipment and/or by a lien on the customer's property, including intellectual property.

The Venture Finance portfolio has been substantially liquidated and as of December 31, 2005, consists primarily of $18.5 million of investments.

     The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers and investment banks. Factors that affect Specialty's ability to compete are GATX's relative cost of funds, size and scale of our competitors, and the availability of many different financing alternatives for our potential customers.

                                   GATX OTHER

     Other consists of ASC and Corporate expense. ASC operates a fleet of 12 self-unloading vessels on the Great Lakes. ASC's vessels range in length from 635 feet to 1,000 feet. The diversity of its fleet enables it to transport a variety of dry bulk commodities including iron ore pellets, coal, and limestone aggregates. ASC's vessels have carrying capacities that range from 24,000 to 70,000 net tons and require no onshore assistance to load and unload cargo.

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

EMPLOYEES

     As of December 31, 2005, GATX and subsidiaries had approximately 1,870 employees, of whom 37% (primarily hourly rail service center employees) were covered by union contracts.

ENVIRONMENTAL MATTERS

     GATX's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liability associated with leasing assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

     Some of GATX's current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal and state statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2005, environmental costs were not material to GATX's results of operations, financial position or liquidity. For further discussion, see Note 15 to the consolidated financial statements.

AVAILABLE INFORMATION

     GATX files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document GATX files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information about the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GATX) file electronically with the SEC. The SEC's website is www.sec.gov.

     GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished, to the SEC. Charters for the Audit Committee, Compensation Committee and Governance Committee, the Corporate Governance Guidelines, a Code of Ethics and a Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Senior Officers and any waiver thereof. The information on GATX's website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

     GATX's businesses are subject to a number of risks which investors should consider.

GATX MAY NOT BE ABLE TO SECURE FINANCING TO FUND ITS OPERATIONS OR CONTRACTUAL COMMITMENTS.

     GATX is dependent, in part, upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, GATX's financial performance and GATX's credit ratings and outlook as determined primarily by rating agencies such as Standard & Poor's ("S&P") and Moody's Investor Service ("Moody's"). In addition, based on GATX's current credit ratings, access to the commercial paper market and uncommitted money market lines is uncertain and cannot be relied upon. It is also possible that GATX's other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

UNITED STATES AND WORLD ECONOMIC AND POLITICAL CONDITIONS, INCLUDING ACTS OR THREATS OF TERRORISM AND/OR WAR, COULD ADVERSELY AFFECT GATX'S BUSINESSES.

     National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX's businesses. The effects may include legislation or regulatory action directed toward improving the security of aircraft and railcars against acts of terrorism, which could affect the construction and/or operation of aircraft and railcars, a decrease in demand for air travel and rail services, consolidation and/or additional bankruptcies in the airline industry; lower utilization of new and existing aircraft and rail equipment, lower rail and aircraft rental rates and impairment of rail and air portfolio assets or capital market disruption, which may raise GATX's financing costs or limit its access to capital, and liability or losses resulting from acts of terrorism involving GATX's assets. Depending upon the severity, scope and duration of these effects, the impact on GATX's financial position, results of operations and cash flows could be material.

COMPETITION COULD RESULT IN DECREASED PROFITABILITY IN GATX'S BUSINESSES.

     GATX is subject to intense competition in its leasing and lending businesses. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than

GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX's asset utilization or GATX's ability to lease assets or make loans on a profitable basis.

GATX'S CORE BUSINESSES DEPEND UPON ITS CUSTOMERS LEASING ASSETS.

     GATX's core businesses rely upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into the customer's decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations, and operational flexibility. GATX has no control over these external considerations and changes in these factors could negatively impact demand for its assets held for lease.

GATX CANNOT PREDICT WHETHER INFLATION WILL CONTINUE TO HAVE A POSITIVE IMPACT ON ITS FINANCIAL RESULTS.

     Inflation in leasing rates as well as inflation in residual values for air, rail and other equipment has historically benefited GATX's financial results. Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors.

GATX'S ASSETS MAY BECOME OBSOLETE.

     GATX's core assets may be subject to functional, regulatory, or economic obsolescence. Although GATX believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals or the adoption of new regulatory requirements will not unexpectedly cause asset obsolescence in the future.

GATX'S ALLOWANCE FOR POSSIBLE LOSSES MAY BE INADEQUATE TO PROTECT AGAINST
LOSSES.

     GATX's allowance for possible losses on gross receivables may be inadequate if unexpected adverse changes in the economy differ from the expectations of management, or if discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses related to gross receivables, then GATX's financial position or results of operations could be negatively impacted.

THE FAIR MARKET VALUE OF ITS LONG-LIVED ASSETS MAY DIFFER FROM THE VALUE OF THOSE ASSETS REFLECTED IN ITS FINANCIAL STATEMENTS.

     GATX's assets consist primarily of long-lived assets such as railcars, aircraft, marine vessels and industrial equipment. The carrying value of these assets in the financial statements may at times differ from their fair market value. These valuation differences may be positive or negative and may be material based on market conditions and demand for certain assets. GATX regularly reviews its long-lived assets for impairment.

GATX MAY INCUR FUTURE ASSET IMPAIRMENT CHARGES.

     An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact GATX's estimates of expected cash flows generated from its long-lived assets or joint ventures. GATX regularly reviews long-lived assets and joint ventures for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. GATX may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.

GATX MAY NOT BE ABLE TO PROCURE INSURANCE ON A COST-EFFECTIVE BASIS IN THE
FUTURE.

     The ability to insure its rail and aircraft assets and their associated risks is an important aspect of GATX's ability to manage risk in these core businesses. There is no guarantee that such insurance will be available on a cost-effective basis consistently in the future.

GATX IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS AND ITS COSTS OF REMEDIATION MAY BE MATERIALLY GREATER THAN THE REMEDIATION COSTS IT HAS ESTIMATED.

     GATX is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. GATX routinely assesses its environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs GATX has estimated.

GATX HAS BEEN, AND MAY IN THE FUTURE BE, INVOLVED IN VARIOUS TYPES OF
LITIGATION.

     The nature of assets which GATX owns and leases exposes the Company to the potential for various claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. The transportation of certain commodities by GATX's railcars, particularly those classified as hazardous materials, pose risks resulting in potential liabilities and losses that could have a significant effect on GATX's consolidated financial condition or results of operations.

HIGH ENERGY PRICES COULD HAVE A NEGATIVE EFFECT ON THE DEMAND FOR GATX'S PRODUCTS AND SERVICES.

     Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, particularly in the chemical and airline industries. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the demand for GATX's assets held for lease and related services. In addition, sustained high steel prices could result in higher new railcar acquisition costs.

NEW REGULATORY RULINGS COULD NEGATIVELY AFFECT GATX'S PROFITABILITY.

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

EVENTS OR CONDITIONS NEGATIVELY AFFECTING CERTAIN ASSETS, CUSTOMERS OR GEOGRAPHIC REGIONS IN WHICH GATX HAS A LARGE INVESTMENT COULD HAVE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

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

FLUCTUATIONS IN FOREIGN EXCHANGE RATES COULD HAVE A NEGATIVE IMPACT ON GATX'S RESULTS OF OPERATIONS.

     GATX's results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of their subsidiaries, when translated, may differ materially from period to period. GATX is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GATX domestically and internationally, and could have a negative impact on GATX's results of operations.

GATX MAY BE UNABLE TO MAINTAIN ASSETS ON LEASE AT SATISFACTORY LEASE RATES.

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

CHANGES IN ASSUMPTIONS USED TO CALCULATE POST-RETIREMENT COSTS COULD ADVERSELY AFFECT GATX'S RESULTS OF OPERATIONS.

     GATX's pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX's results of operations.

GATX'S EFFECTIVE TAX RATE COULD BE ADVERSELY AFFECTED BY CHANGES IN THE MIX OF EARNINGS IN THE U.S. AND FOREIGN COUNTRIES.

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

GATX'S INTERNAL CONTROL OVER FINANCIAL ACCOUNTING AND REPORTING MAY NOT DETECT ALL ERRORS OR OMISSIONS IN THE FINANCIAL STATEMENTS.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of certain properties of GATX is included in ITEM 1, BUSINESS, of this document.

     At December 31, 2005, locations of operations were as follows:

RAIL

HEADQUARTERS
Chicago, Illinois

BUSINESS OFFICES
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Raleigh, North Carolina
York, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Nowa Wies Wielka, Poland
Warsaw, Poland

MAJOR SERVICE CENTERS
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Coteau-du-Lac, Quebec
Montreal, Quebec
Moose Jaw, Saskatchewan
Hanover, Germany
Tierra Blanca, Mexico
Ostroda, Poland

MINI SERVICE CENTERS
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Plantersville, Texas
Czechowice, Poland
Gdansk, Poland
Plock, Poland
Slotwiny, Poland

FAST TRACK SERVICE CENTERS
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Kansas City, Missouri
Masury, Ohio
Galena Park, Texas

MOBILE SERVICE UNITS
Mobile, Alabama
Colton, California
Tampa, Florida
Sargent's Bluff, Iowa
Donaldsonville, Louisiana
Lake Charles, Louisiana
Queensbury, New York
Cooperhill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Vancouver, British Columbia
Clarkson, Ontario
Quebec City, Quebec

AIR

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Seattle, Washington
Toulouse, France
Tokyo, Japan
Singapore
London, United Kingdom

SPECIALTY

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Alpharetta, Georgia

CORPORATE HEADQUARTERS

Chicago, Illinois

AMERICAN STEAMSHIP COMPANY

Williamsville, New York

ITEM 3.  LEGAL PROCEEDINGS

SCHNEIDER, ET AL. V. CSX TRANSPORTATION, INC., ET AL.

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. v. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the GATX Rail division of GATX Financial Corporation ("GFC"), a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to do so. The defendants have offered to settle this suit by funding an escrow of $415,000, which will be disbursed upon receipt of releases from the plaintiffs and the dismissal of the uncertified class action by the Court. The settlement process has been delayed as a result of the inability of plaintiffs' counsel to locate certain clients following the dislocation caused by hurricane Katrina.

GRABINGER V. CANADIAN PACIFIC RAILWAY COMPANY, ET AL.

     On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit sought damages arising out of a derailment on January 18, 2002 of a Canadian Pacific Railway ("CP") train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars (including tank cars owned by GFC) fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs alleged among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleged that the incident was proximately caused by the defendants who were liable under a number of legal theories. On June 18, 2004, the plaintiff filed an amended complaint based on the findings of the National Transportation Safety Board ("NTSB") report released on March 9, 2004, which concluded that the catastrophic fracture of tank cars increased the severity of the accident and added GFC and others as defendants. Specifically, the allegations against GFC were that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability.

     GFC filed a motion for summary judgment at the close of discovery. On December 19, 2005, the court issued an order, entered on the docket on December 29, 2005, granting summary judgment in GFC's favor.

     CP settled with the plaintiffs and, in January 2006, CP filed pleadings with the trial court and the appellate court seeking reversal of the summary judgment ruling in favor of GFC. On January 30, 2006, the trial court denied CP the right to an interlocutory appeal and subsequently the appellate court denied CP's petition for interlocutory appeal. On February 7, 2006, the trial court entered final judgment and CP has 60 days in which to file a notice of appeal. GFC will vigorously oppose any appeal by CP to reverse the summary judgment in GFC's favor.

     In addition to the Grabinger matter, a number of other individuals allege to have been affected by the incident and initiated litigation alleging that car owners, including GFC, are in part responsible for damage caused by the incident. GFC was joined to nine of these suits but was subsequently dismissed without prejudice from these actions. Several hundred lawsuits remain pending against CP relating to the Minot derailment.

FLIGHTLEASE HOLDINGS (GUERNSEY) LTD. V. GATX FINANCIAL CORPORATION, ET AL.

     On October 14, 2005, Flightlease Holdings (Guernsey) Ltd. ("FHG"), acting by its liquidators (the "FHG Liquidators"), filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GATX Flightlease Aircraft Company Ltd. ("GFAC"), against GATX Financial Corporation ("GFC"), a wholly owned subsidiary of the Company, GATX Third Aircraft Corporation ("Third Aircraft"), an indirect wholly owned subsidiary of GFC, and Mr. James H. Morris and Mr. Alan M. Reinke, both officers of a division of GFC. The complaint alleges (1) that Messrs. Morris and Reinke, as directors of GFAC, breached fiduciary duties to GFAC; (2) that GFC and Third Aircraft knowingly and/or dishonestly assisted such breaches;
(3) that all defendants conspired to deprive GFAC of assets and advance the interests of GFC and Third Aircraft at the expense of GFAC; and (4) that Third Aircraft was unjustly enriched. The complaint seeks damages (in respect of claims (1), (2) and (3)) in an amount including, but not necessarily limited to, approximately $227.6 million, and (in respect of claim (4)) in an amount including, but not necessarily limited to, approximately $77.8 million. The complaint arises out of the circumstances surrounding the termination of a joint venture (in respect of which GFAC was the joint venture vehicle) between Third Aircraft and FHG, an indirect wholly owned subsidiary of the SAirGroup. In September 1999, GFAC had entered into an agreement (the "GFAC Agreement") with Airbus S.A.S. (formerly known as Airbus Industrie) ("Airbus") to purchase a number of Airbus aircraft. By October 1, 2001 GFAC had ordered a total of 41 aircraft (the "GFAC Aircraft") from Airbus and had made aggregate unutilized pre-delivery payments ("PDPs") to Airbus of approximately $227.6 million. Pursuant to agreements entered into on October 4, 2001 between Third Aircraft and FHG (the "Split Agreements") the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the "GATX Allocated Aircraft"). Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the "GATX Agreement") and AVSA S.A.R.L. credited approximately $77.8 million of the PDPs to GFC. In connection with the GATX Agreement, GFC agreed that in certain circumstances it will pay to Airbus any amount Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the "Reimbursement Agreement"). GFC's liability under the Reimbursement Agreement is capped at approximately $77.8 million. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) pursuant to a new contract between FHG and Airbus but, following SAirGroup's bankruptcy, FHG and Airbus did not enter into such a contract, and Airbus declared GFAC in default and retained the approximately $149.8 million in PDPs then held by it as damages. The FHG Liquidators, purportedly on behalf of GFAC, allege (1) that Airbus' termination of the GFAC Agreement was wrongful and a breach of the agreement; (2) that Messrs. Morris and Reinke (assisted by GFC and Third Aircraft) facilitated the termination of the GFAC Agreement, obstructed GFAC's pursuit of a purported claim against Airbus and, as a result, caused GFAC to suffer damages of at least $227.6 million; and (3) that the credit AVSA granted to GFC under the GATX Agreement in the amount of approximately $77.8 million constituted unjust enrichment. On January 17, 2006 the defendants moved to dismiss the complaint on the grounds that the court lacks subject matter jurisdiction over the action, and the defendants' motion is pending. GFC has indemnified Messrs. Morris and Reinke against any losses they may suffer or incur as a result of their appointment as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke, and all defendants are defending the claims vigorously.

     On October 10, 2005 GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging (1) that Airbus' termination of the GFAC Agreement was wrongful and a material breach and repudiation by Airbus of the GFAC Agreement; (2) that Airbus, by retaining PDPs paid by GFAC under the GFAC Agreement, unjustly enriched itself at GFAC's expense; (3) that Airbus breached an implied duty of good faith and fair dealing to GFAC; and (4) that the liquidated damages provision in the GFAC Agreement is unenforceable as a penalty. The complaint seeks restitution and damages in an unspecified amount in the "millions of dollars." On December 7, 2005 FHG, acting by the FHG Liquidators, filed a motion seeking permission to intervene in GFAC's action, to protect its interest in the action, and to file an intervenor's complaint. The intervenor's complaint repeats the material allegations made in GFAC's complaint and seeks restitution from Airbus of the approximately $227.6 million in unutilized PDPs paid by GFAC prior to October 1, 2001, and damages and interest in unspecified amounts. On February 16, 2006, the Court said it would grant FHG permission to intervene in GFAC's action and deemed FHG's intervenor's complaint to be filed against Airbus. On December 9, 2005 Airbus filed an answer and counterclaim to GFAC's complaint which (1) denies the material allegations of GFAC's complaint, (2) asserts affirmative defenses, (3) seeks a declaratory judgment that Airbus validly terminated the GFAC Agreement and is entitled to retain the approximately $227.6 million in unutilized PDPs made by GFAC prior to October 1, 2001, and (4) in the alternative, if the liquidated damages provision in the GFAC Agreement is deemed to be unenforceable as a penalty, asserts a claim for breach of contract and damages in an amount to be determined at trial but allegedly "well in excess of $228 million." On February 10, 2006, GFAC filed a reply to Airbus' counterclaims which (1) denies the material allegations of the counterclaims, and (2) asserts affirmative defenses. Should GFAC succeed in recovering from Airbus PDPs referable to the GATX Allocated Aircraft, GFC may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of
(x) the amount so recovered and (y) approximately $77.8 million. The Company believes it unlikely Airbus will be required to make such a payment to GFAC and, in consequence, that it is unlikely GFC will be required to make a corresponding payment to Airbus under the Reimbursement Agreement. Furthermore, in the unlikely event GFC is required to make a payment to Airbus under the Reimbursement Agreement, the Company believes that Third Aircraft should recover at least such amount from GFAC, the 50% subsidiary of Third Aircraft.

ADKINS V. TECHSOL CHEMICAL COMPANY, ET AL.

     GFC has been named in three civil actions filed in the Circuit Court of Wayne County, West Virginia styled as John Adkins and Cynthia Adkins v. TechSol Chemical Co., et al., Civil Action No. 04-C-261, Alissa Cremeans et al. v. TechSol Chemical Co., et al. Civil Action No. 05-C-288 and Sean Adkins et al. v. TechSol Chemical Co., et al., Civil Action No. 05-C-304. The suits were filed by plaintiffs who live by a hazardous material transloading facility near Huntington, West Virginia. On October 28, 2004, approximately 22,000 gallons of coal tar light oil were released from a GFC tank car on lease to Marathon Ashland Company during an unloading operation. Some of the commodity is alleged to have escaped into a local sewer system and a nearby creek. Immediately following the release, residents of 500 nearby homes, at least one school and several businesses were evacuated.

     The allegations in each of the three suits are essentially identical. There are approximately 325 plaintiffs in the three suits, who generally allege to have suffered physical and mental harm, diminished property values and increased risk of disease for which the defendants are responsible under various theories. In each suit, the plaintiffs seek compensatory and punitive damages and injunctive relief.

     In the case that has been pending the longest, John Adkins and Cynthia Adkins v. TechSol Chemical Company, et al. Civil Action No. 04-C-261, co-defendant Marathon Ashland has asserted contribution cross claims against all defendants, including GFC. The cross claim against GFC alleges that it failed to provide a suitable tank car and failed to adequately maintain the tank car. Marathon Ashland claims to have spent $8 million in remedial costs related to the release and seeks to obtain contribution for a portion of those remediation expenses from other parties. GFC has filed cross claims against other defendants, including Marathon Ashland. In order to preserve contribution rights in the event the car or the valve are found to be defective, GFC has asserted third-party claims against the company that designed and manufactured the tank car and the company that supplied the valve.

     GFC believes that it has meritorious defenses against all of the above claims and that there is no basis for any liability to the plaintiffs or other defendants.

POLSKIE KOLEGE PANSTWOWE S.A. V. DEC SP. Z O.O.

     In December 2005, Polskie Kolege Panstwowe S.A. ("PKP") filed a complaint, Polskie Kolege Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. ("DEC"), an indirect wholly owned subsidiary of the Company. The complaint alleges that DEC breached a Conditional Sales Agreement ("Agreement") to purchase shares of Kolsped S.A. ("Kolsped") which was an indirect subsidiary of PKP. The alleged breached condition was for DEC to obtain a release of Kolsped's ultimate parent company, PKP, from the latter's guarantee of Kolsped's $9,800,000 bank loan. Kolsped and DEC had subsequently amended the Agreement to permit DEC to satisfy this condition by providing PKP with a blank promissory note (the "DEC Note") and with an accompanying promissory note declaration which allowed PKP to fill in the DEC Note up to $9.8 million in the event a demand was made upon it as guarantor of the Kolsped loan and Kolsped's note to the bank ("Kolsped Note"). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP.

     In December 2005, after exhausting its appeals, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note, and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for approximately $28,000,000, the amount, including interest and costs, PKP allegedly paid to the bank. On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. DEC believes that it has meritorious defenses to the complaint and intends to vigorously defend this lawsuit.

OTHER LEGAL PROCEEDINGS

     GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The number of these claims and the corresponding demands for indemnity against the Company decreased in the aggregate in 2005. It is possible that the number of these claims could begin to grow and that the cost of these claims, including costs to defend, could correspondingly increase in the future.

     The amounts claimed in some of the above described proceedings are substantial and while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things meritorious legal defenses available and reserves that have been recorded along with applicable insurance, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX's consolidated financial position or liquidity. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information regarding GATX's executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

                                                                                       POSITION
                                                                                         HELD
NAME                                                 OFFICE HELD                        SINCE     AGE
----                                                 -----------                       --------   ---
Brian A. Kenney................  Chairman, President and Chief Executive Officer         2005     46
Robert C. Lyons................  Vice President and Chief Financial Officer              2004     42
Deborah A. Golden..............  Vice President, General Counsel and Secretary           2006     51
Gail L. Duddy..................  Senior Vice President -- Human Resources                2004     53
                                 Vice President, Controller and Chief Accounting
William M. Muckian.............  Officer                                                 2002     46
William J. Hasek...............  Vice President and Treasurer                            2002     49
S. Yvonne Scott................  Vice President and Chief Information Officer            2004     47
James F. Earl..................  Executive Vice President -- Rail                        2004     49
Curt F. Glenn..................  Vice President                                          2003     51

- In 2005, Mr. Kenney was elected Chairman and Chief Executive Officer of GATX. Prior to that, Mr. Kenney served as President of GATX from 2004 to 2005, Senior Vice President and Chief Financial Officer of GATX from 2002 to 2004, Vice President and Chief Financial Officer of GATX from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

- In 2004, Mr. Lyons was elected Chief Financial Officer of GATX. Prior to that, Mr. Lyons served as Vice President, Investor Relations of GATX from 2002 to 2004, Director of Investor Relations of GATX from 1998 to 2002, and Project Manager, Corporate Finance from 1996 to 1998.

- In January 2006, Ms. Golden joined GATX and was elected Vice President, General Counsel and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel with Midwest Generation from 2004 to 2005, Deputy General Counsel to the Governor of the State of Illinois from 2003 to 2004 and an Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc from 1997 to 2001.

- In 2004, Ms. Duddy was elected Senior Vice President -- Human Resources of GATX. Prior to that, Ms. Duddy served as Vice President -- Human Resources from 1999 to 2004, Vice President, Compensation and Benefits and Corporate Human Resources from 1997 to 1999, Director of Compensation and Benefits from 1995 to 1997, and Director of Compensation from 1992 to 1995.

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

- In 2004, Ms. Scott was elected Vice President and Chief Information Officer. Ms. Scott joined GATX in 1990 as Manager, Information Systems Audit and has held the positions of Manager of Business Systems and Planning, Assistant Director of Corporate Information Systems, Director of Business Development and Information Services, Director of Information Services and Administration, Vice President, Integrated Solutions Group, Vice President, Strategic Initiatives and Vice President and Chief Information Officer GATX Rail.

- In 2004, Mr. Earl was elected Executive Vice President -- Rail. Prior to that Mr. Earl served as Executive Vice President -- Commercial at GATX Rail from 2001 to 2004 and a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001. Mr. Earl is the senior executive of the Rail segment.

- Mr. Glenn has served as a GATX Corporation Vice President since 2004 and Executive Vice President, GATX Specialty of GATX Financial Corporation since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and a variety of increasingly responsible positions at GATX Capital from 1980 to 2000. Mr. Glenn is the senior executive of the Specialty segment.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common stock holders of record as of February 15, 2006 was 3,420. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

                                                                               2005        2004
                                          2005     2005     2004     2004    DIVIDENDS   DIVIDENDS
COMMON STOCK                              HIGH     LOW      HIGH     LOW     DECLARED    DECLARED
------------                             ------   ------   ------   ------   ---------   ---------
First quarter..........................  $33.59   $26.29   $28.68   $20.33     $0.20       $0.20
Second quarter.........................   35.60    31.43    27.71    21.25      0.20        0.20
Third quarter..........................   41.85    34.04    27.45    23.82      0.20        0.20
Fourth quarter.........................   40.10    35.38    30.27    25.72      0.20        0.20

     For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Note 18 to the consolidated financial statements. For information regarding restricted net assets, see Note 11 to the consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEAR ENDED OR AT DECEMBER 31
                                                 ----------------------------------------------------
                                                 2005(A)    2004(B)      2003       2002       2001
                                                 --------   --------   --------   --------   --------
                                                          IN MILLIONS, EXCEPT PER SHARE DATA
RESULTS OF OPERATIONS
Gross income...................................  $1,134.6   $1,232.1   $1,087.6   $1,023.5   $1,117.5
(Loss) income from continuing operations before
  cumulative effect of accounting change.......     (15.1)     158.5       61.7       24.3      (22.6)
PER SHARE DATA
Basic:
  (Loss) income from continuing operations
     before cumulative effect of accounting
     change....................................  $  (0.30)  $   3.21   $   1.26   $   0.50   $  (0.47)
  Income from discontinued operations..........       .01       0.23       0.31       0.22       4.03
  Cumulative effect of accounting change.......        --         --         --      (0.72)        --
                                                 --------   --------   --------   --------   --------
Total..........................................  $  (0.29)  $   3.44   $   1.57   $     --   $   3.56
                                                 ========   ========   ========   ========   ========
Average number of common shares (in
  thousands)...................................    50,106     49,348     49,107     48,889     48,512
Diluted:
  (Loss) income from continuing operations
     before....................................
     cumulative effect of accounting change....  $  (0.30)  $   2.86   $   1.24   $   0.50   $  (0.47)
  Income from discontinued operations..........      0.01       0.18       0.29       0.22       4.03
  Cumulative effect of accounting change.......        --         --         --      (0.72)        --
                                                 --------   --------   --------   --------   --------
Total..........................................  $  (0.29)  $   3.04   $   1.53   $     --   $   3.56
                                                 ========   ========   ========   ========   ========
Average number of common shares and common
  share equivalents (in thousands).............    50,106     60,082     51,203     49,062     48,512
Dividends declared per share of common stock...  $   0.80   $   0.80   $   1.28   $   1.28   $   1.24
                                                 ========   ========   ========   ========   ========
FINANCIAL CONDITION
Assets.........................................  $5,244.4   $5,612.9   $6,080.6   $6,428.3   $6,103.7
Debt and capital lease obligations.............   2,872.6    3,132.1    3,493.5    3,868.0    3,588.4
Shareholders' equity...........................   1,022.3    1,080.9      888.9      800.6      885.1
                                                 --------   --------   --------   --------   --------

---------------

(a) Loss from continuing operations in 2005 includes a write-down of Air assets targeted for sale of $196.4 million on a pretax basis, or $119.4 million on an after-tax basis.

(b) Income from continuing operations in 2004 includes a gain on the sale of the Company's Staten Island property of $68.1 million on a pre-tax basis, or $37.8 million on an after-tax basis and insurance recoveries of $48.4 million on a pre-tax basis, or $31.5 million on an after-tax basis.

Note: Certain prior period amounts have been reclassified to conform to the 2005 presentation.

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

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain Non-Generally Accepted Accounting Principles ("GAAP") financial measures. See "Non-GAAP Financial Measures" for additional information including definitions of terms and reconciliations to related GAAP amounts.

DISCUSSION OF OPERATING RESULTS

     The following table presents net (loss) income by segment for the years ended December 31 (in millions):

                                                             2005      2004     2003
                                                            -------   ------   ------
Rail......................................................  $  81.7   $ 60.4   $ 54.9
Air.......................................................   (109.2)     9.8      2.1
Specialty.................................................     49.4     40.6     38.1
Other.....................................................    (37.2)    47.5    (33.6)
Intersegment..............................................      0.2      0.2      0.2
                                                            -------   ------   ------
  Income from continuing operations.......................    (15.1)   158.5     61.7
Discontinued operations...................................      0.8     11.1     15.2
                                                            -------   ------   ------
  Net (loss) income.......................................  $ (14.3)  $169.6   $ 76.9
                                                            =======   ======   ======

     GATX provides services primarily through three operating segments: Rail, Air, and Specialty. Other is comprised of corporate results, including selling, general and administrative expense ("SG&A") and interest expense not allocated to segments, and the results of American Steamship Company ("ASC"). A detailed business description of the Company's segments is included in Item 1. Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     Corporate SG&A relates to administration and support functions performed at the corporate office and include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of the direct cost of support services.

     Debt balances and interest expense were allocated based upon a fixed recourse leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt (including off balance sheet debt) to equity. Unallocated debt and interest were retained in Other. For 2004 and 2003, the recourse leverage ratios for Rail, Air and Specialty were set at 5:1, 4:1, and 4:1, respectively. For 2005, Rail's recourse leverage ratio was set at 4.5:1, Air's recourse leverage ratio was set at 3:1 and Specialty's recourse leverage ratio was set at 4:1. The reductions to the 2005 leverage assumptions at Rail and Air are reflective of GATX's consolidated leverage position. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     Taxes are recorded in each segment based on the segment's operating results and the relative tax rates in the jurisdictions in which they operate.

GATX'S FINANCIAL PERFORMANCE MEASURES

     The following table presents financial measures for the Company based on financial data derived from the financial statements and non-GAAP components. For additional information on the Company's use of non-GAAP components, see Non-GAAP Financial Performance Measures on page 43. All amounts and ratios are based on continuing operations. The 2005 return measures were negatively affected by the impairment charges recorded in the Air segment in the fourth quarter of 2005. The 2004 return measures were positively affected by certain non-operating events occurring in the fourth quarter of 2004, including the gain from the sale of a Staten Island property, insurance recoveries and certain tax benefits:

                                                              2005    2004     2003
                                                              ----    -----    -----
Return on equity............................................  (1.4)%  16.1%     7.3%
Return on assets............................................  (0.2)%   2.3%     0.9%
SG&A efficiency.............................................  1.80%   1.72%    1.64%

                                   GATX RAIL

     The North American railcar market was extremely active in 2005. Industry wide indicators, such as railcar loadings and ton miles, were at historically high levels. Utilization of Rail's railcar fleet remained high at 98% and lease rates increased over 2004 levels. Rail maintained its 98% utilization throughout the entire year of 2005 through successful renewals of leases with current lessees, assignments of railcars (whose lease term had expired) with new lessees, and the scrapping of older, generally inactive railcars. The current market conditions have enabled Rail to put a greater emphasis on renewing contracts with current customers at attractive lease rates while also extending lease term. Rail anticipates that this strategy should help reduce future revenue volatility. In addition, renewals of existing leases typically result in lower maintenance and transition costs than if the railcars are assigned to new customers. Based on current market conditions and industry forecasts of future activity, Rail believes that the favorable North American railcar market conditions will generally result in increased lease rates on railcars scheduled for renewal in 2006.

     In North America, Rail acquired 5,400 new and used railcars in 2005. High demand and high steel prices have increased current market prices for both new and used railcars. In 2002, Rail entered into committed purchase contracts ("committed purchase program") with two railcar manufacturers in order to secure favorable pricing for new railcar purchases in exchange for specific volume purchase commitments. The committed purchase program has enabled Rail to purchase new railcars at a lower price than would otherwise have been available in the spot market. Rail's purchases of new railcars in 2005 were primarily under the committed purchase program. Rail will continue to invest in the North American market during 2006 through the use of the committed purchase program as well as through select portfolio purchases.

     Costs for maintaining the North American fleet continued to increase in 2005, primarily due to increased maintenance activity relating to the conversion of railcars for use in different types of services (which also increases their marketability), increased regulatory requirements and a larger fleet. The trend of increasing maintenance costs is expected to continue in 2006 due to the past and planned future growth in the size of the fleet as well as price increases for railcar components and an anticipated increase in certain types of higher cost repairs. Additional security and safety regulations, if enacted, may likewise increase future maintenance costs.

     In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners LLC ("LLP") joint venture, which was established to refurbish and lease locomotives. In 2005, the earnings of the locomotive business are fully consolidated in Rail's operating results, whereas in 2004, only 50% of the earnings from the LLP were reflected. Rail expects to continue to expand its locomotive business in 2006.

     Rail's European operations also benefited from improved market conditions during 2005. Rates on new and renewed leases increased over expiring rates, however at a lesser increment than North American rates. Rail expects this trend to continue in 2006 as the European Union ("EU") is encouraging the use of railways due to its congested road system. Poland and nine other countries joined the EU in 2004. This is expected to eventually lead to more seamless borders, upgraded infrastructure and improved rail efficiencies in those countries. During 2005, Rail placed new cars in its primary markets of Austria, Germany and Poland and successfully expanded into the Romanian market. Rail expects to make further investments in these markets during 2006 and will evaluate other European markets for selected expansion in the future.

     Utilization in Europe was up from 88% at the end of 2004 to 91% at the end of 2005. During 2004, major steps were taken at Rail's Polish subsidiary to transition lease contracts from a trip lease (pay as used) business model to a term rental business model. This transition culminated with the signing of term rental agreements in late 2004 with its two largest customers. As a result of this effort, redundant repair centers were closed, reducing operating costs and making additional cars available for lease in 2005. Integration of Rail's European operations continued during 2005 and resulted in additional cost reductions, improved fleet utilization and other process efficiencies. The impact of these actions is expected to be fully realized in 2006. The AAE Cargo ("AAE") affiliate also experienced strong demand for its fleet, particularly intermodal railcars, due to high seaport volumes, growth in container freight traffic, and increased demand from private operators.

     Components of Rail's income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $729.4   $659.5   $628.5
Asset remarketing income...................................    13.3      8.1      4.7
Fees.......................................................     1.7      4.0      3.6
Other......................................................    63.8     58.3     44.5
                                                             ------   ------   ------
  Revenues.................................................   808.2    729.9    681.3
Share of affiliates' earnings..............................    13.7     16.6     12.5
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   821.9    746.5    693.8
OWNERSHIP COSTS
Depreciation...............................................   132.1    124.2    117.0
Interest expense, net......................................    81.9     77.7     64.3
Operating lease expense....................................   176.2    166.0    167.6
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................   390.2    367.9    348.9
OTHER COSTS AND EXPENSES
Maintenance expense........................................   193.3    186.8    163.4
Selling, general and administrative........................    73.0     70.7     69.0
Asset impairment charges...................................     3.0      1.2       --
Other expenses.............................................    37.9     31.8     31.3
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   307.2    290.5    263.7
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................   124.5     88.1     81.2
INCOME TAXES...............................................    42.8     27.7     26.3
                                                             ------   ------   ------
NET INCOME.................................................  $ 81.7   $ 60.4   $ 54.9
                                                             ======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR RAIL ($'S IN MILLIONS)

                                                           2005       2004       2003
                                                         --------   --------   --------
Return on equity.......................................      16.2%      13.7%      13.5%
Return on assets.......................................       2.1%       1.6%       1.5%
SG&A efficiency ratio..................................      1.84%      1.85%      1.86%
Investment volume......................................  $  402.9   $  489.9   $  249.6
On balance sheet assets................................  $2,719.4   $2,721.2   $2,401.6
Off balance sheet assets...............................  $1,236.0   $1,175.8   $1,205.8
Total assets...........................................  $3,955.4   $3,897.0   $3,607.4
Total equity...........................................  $  512.8   $  452.2   $  427.2

RAIL'S FLEET DATA

     The following table summarizes fleet activity for Rail's North American railcars as of December 31:

                                                           2005      2004      2003
                                                          -------   -------   -------
Beginning balance.......................................  106,819   105,248   107,150
Cars added..............................................    5,400     6,236     2,388
Cars scrapped or sold...................................   (4,068)   (4,665)   (4,290)
Ending balance..........................................  108,151   106,819   105,248
Utilization rate at year end............................       98%       98%       93%

RAILCAR REGULATORY ISSUES

     The entire railroad industry, including Rail, faces the increasing possibility that additional security or safety legislation or regulations may be mandated. Well publicized railroad derailments, some of which involved GATX railcars, have focused attention on safety issues associated with the transportation of hazardous materials. These incidents have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials. Suggested remedial measures vary, but include rerouting hazardous material railcar movements, increasing the inspection authority of the Federal Railroad Administration ("FRA"), addressing the physical condition of tank cars, and revising manufacturing specifications for high pressure tank cars which carry hazardous materials. Specific focus has been directed at pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the FRA conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. To date, the NTSB has not recommended that pressure cars built prior to 1989 be removed from service, nor has the FRA issued any orders curtailing use of these cars. The FRA's analysis is ongoing.

     In addition, legislation has been introduced at the state and federal level, which if adopted, would affect pressurized tank cars manufactured before 1989 for use in the transportation of hazardous materials. Specifically, in July 2005, federal legislation was passed which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement an appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The Company owns or leases approximately 5,200 pre-1989 built pressurized tank cars in North America (5% of its North American fleet). The Company is actively working with trade associations and others to participate in the legislative and regulatory process affecting rail transportation of hazardous materials. However, at this time the affect on GATX of the mandates made on the FRA in the recently adopted legislation, the probability of adoption of similar legislation and the resulting impact on GATX should such legislation be adopted cannot be reasonably determined.

     In January of 2006, the Tank Car Committee of the Association of American Railroads ("AAR") initiated dockets to develop new performance standards for tank cars that transport two hazardous materials, chlorine and anhydrous ammonia. The Tank Car Committee is a standing committee within the AAR Safety and Operations Department and develops and publishes specifications for the design, construction, maintenance and operation of tank cars. The dockets are pending before two task forces comprised of Tank Car Committee members. These task forces are charged with developing performance standards for tank cars that would substantially reduce the probability of a release of chlorine or anhydrous ammonia in the event of a rail accident. In the event new performance standards are adopted, the AAR has stated that within five to seven years it will seek to replace the existing fleet of tank cars carrying these materials with tank cars that meet the new specifications. The Company owns or leases approximately 3,600 cars that carry these materials. The adoption of new standards will require significant technical and regulatory agency review. It is not known if or when such standards will be adopted or the actual specifications that will be mandated. As a consequence, the impact to GATX cannot be determined at this time.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Net income of $81.7 million in 2005 increased $21.3 million from the prior year. The increase was driven primarily by higher lease and asset remarketing income as the rail market continued to improve, partially offset by higher maintenance and ownership costs.

GROSS INCOME

     Rail's 2005 gross income of $821.9 million was $75.4 million higher than 2004 due primarily to a larger fleet, a favorable lease rate environment, higher asset remarketing activity primarily related to a gain on the sale of certain locomotives, and higher customer and railroad damage reimbursements and third party repairs.

     Lease income was higher in both North American and European markets. The North American railcar operations contributed approximately $38.7 million in additional lease income during 2005. North American renewal and assignment activity was strong in 2005 and utilization remained at 98%. Rail's secondary market acquisitions and new railcar investments increased the average size of the active fleet by approximately 4,000 railcars over 2004, leading to a corresponding increase in lease income. In 2005, lease rates continued to improve as the average renewal rate on a basket of common railcar types increased 9.7% versus the expiring rate. The full impact of these higher rate leases will be reflected in Rail's 2006 financial results. GATX expects lease rate increases to continue in 2006 as 18% of the North American fleet is scheduled for renewal. Lease income also increased $22.3 million from 2004 as a result of the locomotive business. No lease income from locomotives was reported in 2004 as Rail's 50% share of LLP's results was reported in share of affiliates' earnings. Rail's European leasing operations also improved during 2005, where an increase in the average active fleet of 1,100 railcars along with rising lease rates and stronger foreign currency exchange rates contributed an additional $8.9 million in lease income over 2004. These results reflect Rail's success in new markets, expanded investment in current markets, and the transition of its Polish subsidiary leasing model.

     Asset remarketing income in 2005 increased compared to 2004, primarily due to a gain from the sale of certain six axle locomotives. Other income of $63.8 million increased $5.5 million from 2004 due primarily to higher revenue from customer and railroad damage reimbursements and third party repairs. Costs associated with this repair work are included in maintenance expense. This increase was partially offset by lower scrapping gains resulting from the combination of higher net book values of scrapped cars and fewer railcars scrapped in 2005. Rail expects its volume of railcar scrappings to continue to decline in 2006.

     Share of affiliates' 2005 earnings of $13.7 million was $2.9 million lower than the prior year. 2004 included the results of the LLP joint venture, which contributed $2.7 million. Additionally 2005 included the write-off of a non-core logistics investment. Excluding these factors, share of affiliates' earnings increased $2.4 million due to improved results at Rail's AAE affiliate.

OWNERSHIP COSTS

     The increase in ownership costs of $22.3 million in 2005 was primarily due to the impact of significant investment volume throughout 2004 and 2005, and the consolidation of LLP. This increase was partially offset by lower interest rates resulting from improved credit spreads. The mix of ownership costs was affected by the combined effects of the increase in the size of GATX's worldwide fleet over 2004 and 2005 and the sale and leaseback of railcars with a net book value of $170.0 million in 2005.

OTHER COSTS AND EXPENSES

     Maintenance expense in 2005 increased $6.5 million from 2004 as a result of the combination of several factors. Comparability between years is impacted by repairs mandated by AAR regulatory actions in North America in each year. Maintenance expense in 2004 included $3.0 million to inspect or replace certain bolsters, while 2005 included an incremental $3.0 million of expense related to wheel set replacements. Maintenance expense also increased in 2005 due to a larger fleet, higher railcar conversion costs and third party repair expenses. Repairs of railcars damaged by railroads or customers, the reimbursement of which is included in other income, also contributed to the increase. In Europe, favorable maintenance costs were partially offset by the effect of stronger foreign currency exchange rates. As previously discussed herein, Rail expects maintenance costs in 2006 to increase from 2005 levels.

     Other costs and expenses of $37.9 million in 2005 increased $6.1 million from 2004. The increase is primarily due to $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada, which was an important component of a company-wide initiative to repatriate foreign earnings in 2005.

     Asset impairment charges of $3.0 million were $1.8 million higher than 2004. This increase is primarily due to the additional write down taken on a North American repair facility held for sale and the write down of certain locomotives in Europe also held for sale.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $60.4 million in 2004 increased $5.5 million from the prior year. The increase in 2004 was driven primarily by higher lease income and higher asset remarketing income for both Rail and its affiliates, as the rail market continued to improve, and larger gains on scrapping of railcars as a result of higher steel prices, partially offset by higher maintenance and ownership costs.

GROSS INCOME

     Rail's 2004 gross income of $746.5 million was $52.7 million higher than 2003 due primarily to favorable North American market conditions and higher scrapping gains resulting from higher scrap metal prices. North American renewal and assignment activity was strong in 2004 and the active fleet increased by approximately 5,900 railcars. Rail's secondary market acquisitions and new railcar investments significantly contributed to the increase in active cars and the corresponding increase in lease income. North American utilization improved to 98% at December 31, 2004 representing approximately 104,200 railcars on lease compared to 93% at December 31, 2003. In 2004, the average renewal rate on a basket of common railcar types increased 2.7% versus the expiring rate, with this improvement largely attributable to activity in the second half of the year. Also favorably impacting Rail's gross income was the impact of foreign exchange rates. Rail's European rail operations improved during the course of the year. Utilization rates remained high and operations were positively impacted by success in new markets and the placement of new car deliveries.

     Asset remarketing income in 2004 primarily included a gain on the sale of railcars, residual sharing fees from a managed portfolio and other residual sharing fees. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment. Other income of $58.3 million increased $13.8 million from 2003 due primarily to higher scrapping gains as the price of steel increased significantly from 2003. Share of affiliates' 2004 earnings of $16.6 million were higher than the prior year. The increase was the result of significant asset remarketing gains at domestic and foreign affiliates.

OWNERSHIP COSTS

     Ownership costs were $367.9 million in 2004 compared to $348.9 million in 2003. The increase was primarily the result of significant investment volume in 2004. Through new car and secondary market acquisitions, Rail purchased approximately 6,200 railcars and 1,000 railcars in North America and Europe, respectively.

OTHER COSTS AND EXPENSES

     Maintenance expense of $186.8 million in 2004 increased $23.4 million from 2003. Maintenance costs increased sharply for a variety of reasons, including costs associated with assignments, moving cars from idle to active service and continuing regulatory compliance. As railcars move from idle to active service, repairs and improvements, such as replacement of tank car linings and valves, are often required. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs.

     During 2003, the AAR issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid-1990s to 2001 by a now-bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Approximately 2,200 of Rail's affected railcars are on full-service leases in which case Rail is responsible for the costs of inspection or replacement. As of December 31, 2004, bolsters on 2,100 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $3.0 million in 2004, a decrease of $0.9 million from the prior year period.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated tax expense.

                                    GATX AIR

     Airline industry market conditions improved in 2005. According to airline industry data, worldwide revenue passenger miles increased in 2005. Aircraft lease rates are recovering from the low levels of recent years. While airlines remained under financial pressure due to intense competition and rising fuel costs, there were relatively fewer credit defaults, bankruptcies and liquidations. Additionally, new airlines were able to raise capital to support entry into the industry, particularly in foreign markets. Air plans to capitalize on the strengthening market by extending the average lease term on its remaining fleet and improving other conditions of its leases, such as maintenance reserve levels and security deposits, and shifting more transition costs to aircraft operators. Aircraft on lease comprise nearly 100% of the fleet, and remarketing pressures have eased as many customers are choosing to extend existing leases at higher rates.

     In 2005, Air was able to leverage its industry expertise by identifying aircraft management opportunities with various financial institutions. These management engagements involve remarketing, repossession, and sale efforts on behalf of clients. Fee income in 2005 was $12.6 million, a 35% improvement over the prior year. Fees from current partnership activities will decrease in the future as a result of the previously discussed aircraft sales. However, in 2006 Air expects to more than offset this decrease with other fees as it focuses resources toward pursuing additional aircraft management engagements.

     During 2005, Air completed a comprehensive evaluation of its aircraft and aircraft investments and as a result identified 36 aircraft, comprised of 12 wholly owned and 24 held by affiliates, for disposition and is evaluating disposition alternatives for its investment in Pembroke Group, a 50% owned affiliate that owns 26 aircraft. Aircraft and/or affiliate dispositions are largely expected to be completed during 2006. Air recognized impairment losses of $196.4 million ($119.4 million after-tax) in 2005 associated with these actions. The assets identified for disposition primarily consist of older or less desirable aircraft. The details and results of GATX's impairment review are more completely discussed in Note 7 to the consolidated financial statements. After completion of the disposition process, Air's remaining portfolio will consist of newer, more desirable aircraft. The improved asset mix, coupled with the ability to focus greater resources on expanding aircraft management opportunities, is expected to improve Air's profitability and financial returns.

     Components of Air's income statement are summarized below (in millions):

                                                             2005      2004     2003
                                                            -------   ------   ------
GROSS INCOME
Lease income..............................................  $ 117.6   $101.0   $ 90.8
Interest income on loans..................................      0.6      0.3      0.1
Asset remarketing income..................................      2.3      5.5      0.8
Fees......................................................     12.6      9.3      7.4
Other.....................................................      0.5      2.6      3.3
                                                            -------   ------   ------
  Revenues................................................    133.6    118.7    102.4
Share of affiliates' (losses) earnings....................    (85.8)    26.2     31.6
                                                            -------   ------   ------
  TOTAL GROSS INCOME......................................     47.8    144.9    134.0
OWNERSHIP COSTS
Depreciation..............................................     59.8     59.5     55.1
Interest expense, net.....................................     59.0     42.0     41.2
Operating lease expense...................................      7.0      3.8      3.9
                                                            -------   ------   ------
  TOTAL OWNERSHIP COSTS...................................    125.8    105.3    100.2
OTHER COSTS AND EXPENSES
Maintenance expense.......................................      0.8      1.6      1.5
Selling, general and administrative.......................     25.9     21.5     18.1
Asset impairment charges..................................     77.2      0.4      2.4
Other.....................................................      1.0      1.8      8.8
                                                            -------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES..........................    104.9     25.3     30.8
                                                            -------   ------   ------
(LOSS) INCOME BEFORE INCOME TAXES.........................   (182.9)    14.3      3.0
INCOME TAX (BENEFIT) PROVISION............................    (73.7)     4.5      0.9
                                                            -------   ------   ------
NET (LOSS) INCOME.........................................  $(109.2)  $  9.8   $  2.1
                                                            =======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR AIR ($'S IN MILLIONS)

                                                        2005(A)       2004       2003
                                                        --------    --------   --------
Return on equity......................................     (27.0)%       2.8%       0.6%
Return on assets......................................      (5.6)%       0.5%       0.1%
SG&A efficiency ratio.................................      0.67%       0.60%      0.51%
Investment volume.....................................  $   17.3    $  225.2   $  227.9
On balance sheet assets...............................  $1,746.6    $2,086.4   $1,977.0
Off balance sheet assets..............................  $   28.7    $   29.1   $   29.0
Total assets..........................................  $1,775.3    $2,115.5   $2,006.0
Total equity..........................................  $  361.4    $  357.9   $  340.3

---------------

(a) Negative return measures for 2005 are reflective of the impact of the aircraft related impairment charges.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Net loss was $109.2 million in 2005 compared to net income of $9.8 million in the prior year. The decrease in 2005 was primarily attributable to impairment losses recorded on twelve wholly owned aircraft and on the Company's investments in five joint ventures.

GROSS INCOME

     Air's 2005 gross income of $47.8 million was $97.1 million lower than 2004. The decrease was primarily driven by lower earnings from affiliates due to impairments. Excluding the effects of the impairments, gross income was $170.3 million, an increase of $25.4 million primarily driven by higher lease income and the significant increase in fee income.

     Lease income increased primarily due to the impact of higher rents on variable rate leases, which are indexed to market interest rates. Lease income also increased due to the full year recognition of lease income on three new aircraft, which were delivered at various times during 2004, and higher rates on certain renewed lease contracts. The increase in lease income was offset partially by a lower rental rate for a restructured lease with bankrupt carrier ATA Holdings and lower rates on lease extensions of certain older aircraft that were subsequently targeted for disposition. Air expects lease income to increase next year as a result of the full year effect of variable rate leases that repriced in 2005. In addition, based on current market conditions, aircraft scheduled for renewal in 2006 are expected to renew or re-lease at higher rental rates. The timing of the dispositions of the 12 held for sale aircraft may also impact lease income in 2006.

     Asset remarketing income decreased in 2005 due to lower realized gains on the sale of aircraft in 2005. During 2005, Air was able to leverage its expertise in managing and remarketing aircraft on behalf of its affiliates as well as other third parties. These efforts resulted in fee income of $12.6 million in 2005. Air expects its fee income to increase in 2006 as it allocates resources toward expanding aircraft management opportunities.

     Share of affiliates' earnings decreased from the prior year primarily due to asset impairment charges of $122.5 million relating to affiliate aircraft and affiliate investments targeted for disposition in 2005. Excluding these impairment losses, share of affiliates' earnings increased $10.5 million from the prior year primarily due to stronger earnings from several of Air's other affiliates, particularly the Rolls-Royce engine leasing affiliate and the new Alster and Thames Partners affiliate. The increase was partially offset by a $10.0 million impairment loss at the Pembroke Group affiliate that was recognized on its three aircraft on lease to Delta related to the airline's bankruptcy proceedings. Earnings from affiliates will continue to be affected in 2006 by the timing of aircraft and/or affiliate dispositions and the absence of depreciation for certain aircraft held for sale, as well as by the resulting final disposition gains and/or losses.

OWNERSHIP COSTS

     Ownership costs of $125.8 million in 2005 were $20.5 million higher than in 2004. The increase was primarily due to a $17.0 million increase in interest expense, which was primarily due to higher interest rates on debt associated with variable rate leases and was partially offset by lower average outstanding debt. Operating lease expense increased $3.2 million primarily due to a $4.8 million loss on a restructured sublease to ATA Holdings. Ownership costs in 2006 are expected to decrease principally as a result of the absence of depreciation on held for sale aircraft and the absence of the 2005 ATA loss. Depreciation expense in 2005 on the aircraft held for sale was $14.4 million. Interest expense is also expected to decrease as a result of lower debt levels as proceeds associated with aircraft and/or affiliate dispositions will be used to reduce debt.

OTHER COSTS AND EXPENSES

     Total other costs and expenses of $104.9 million in 2005 were $79.6 million higher than in 2004 primarily due to asset impairment charges of $73.9 million related to the write down of the aircraft held for sale. Impairment charges in 2005 also included a write down of $3.3 million related to aircraft spare parts. Asset impairment charges in 2006 may reflect gains or losses as held for sale aircraft fair value reassessments and/or final disposition results are recognized. SG&A expenses in 2005 increased by $4.4 million primarily due to higher employee costs and lower capitalized initial direct costs in 2005. Lower capitalized initial direct costs were the result of an absence of aircraft deliveries in 2005 compared to three new deliveries in 2004.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $9.8 million in 2004 increased $7.7 million from the prior year primarily due to gains on the sale of aircraft and the negative effect in 2003 of a loss on an unsecured Air Canada note. 2004 profit was also driven by strong joint venture performance, particularly at the Rolls-Royce engine leasing affiliate.

GROSS INCOME

     Air's 2004 gross income of $144.9 million was $10.9 million higher than 2003. The increase was primarily driven by higher lease and asset remarketing income.

     Lease income increased primarily due to the full year revenue recognition on six new aircraft that were delivered at various times during 2003 and the purchase and lease of three new aircraft along with the purchase of four aircraft subject to existing leases in 2004. Lease income in 2004 on the new aircraft purchases in 2004 and 2003 was approximately $12 million. The impact in 2004 of higher rents on variable rates leases, which are indexed to market interest rates, was $2.9 million. These increases were offset by early lease terminations and lower lease rates on certain renewed lease contracts. Asset remarketing income increased as the result of gains from the sale of four aircraft in 2004. Share of affiliates' earnings decreased from the prior year primarily due to asset impairments at the Pembroke Group in 2004, more than offsetting continued strong performance at the Rolls-Royce engine leasing joint venture.

OWNERSHIP COSTS

     Ownership costs of $105.3 million in 2004 were $5.1 million higher than in 2003. The increase was primarily due to the $4.4 million increase in depreciation resulting from a full year of depreciation on six new aircraft deliveries in 2003, three new deliveries in 2004, and four aircraft purchased in 2004.

OTHER COSTS AND EXPENSES

     Total other costs and expenses of $25.3 million in 2004 were $5.5 million lower than in 2003 primarily due to decreases in the provision for possible losses and asset impairment charges, partially offset by higher SG&A expenses. The provision for possible losses decreased $8.8 million from 2003 primarily due to a net $9.6 million loss provision in 2003 on the disposal of an unsecured Air Canada note. SG&A expenses increased by $3.4 million primarily due to higher employee costs in 2004.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated tax expense.

                                 GATX SPECIALTY

     In aggregate, the Specialty portfolio declined in 2005 as the run-off of Venture Finance and other portfolio investments exceeded new investment. Specialty's total asset base, including off balance sheet assets, was $438.4 million at December 31, 2005 compared to $489.9 million and $721.3 million at December 31, 2004 and 2003, respectively. The Venture Finance portfolio has been substantially liquidated and as of December 31, 2005, consists primarily of $18.5 million of investments.

     Specialty is pursuing new investment opportunities, focusing on marine assets and other long-lived industrial equipment in targeted mature industries. During 2005, Specialty invested approximately $64.8 million in these asset types. Prospectively, it is expected that Specialty's asset levels will grow based on anticipated new investment volume. Such investments may be originated through direct or indirect channels. Future revenues may continue to be uneven due to the uncertain timing of asset remarketing income, fees and gains from the sales of securities. However, over time, Specialty expects loan, lease, and affiliate income to comprise a greater proportion of its gross income.

     Components of Specialty's income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $ 31.4   $ 29.8   $ 42.9
Interest income on loans...................................     7.5     17.4     41.1
Asset remarketing income...................................    28.1     22.8     33.1
Gain on sale of securities.................................     6.8      4.1      6.7
Fees.......................................................     3.4      7.6      7.0
Other......................................................     2.9      2.7      5.7
                                                             ------   ------   ------
  Revenues.................................................    80.1     84.4    136.5
Share of affiliates' earnings..............................    43.3     22.4     22.7
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   123.4    106.8    159.2
OWNERSHIP COSTS
Depreciation...............................................     4.2      4.2     10.3
Interest expense, net......................................    18.0     26.2     43.5
Operating lease expense....................................     4.1      4.1      4.4
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    26.3     34.5     58.2
OTHER COSTS AND EXPENSES
Maintenance expense........................................     0.8      0.8      1.1
Selling, general and administrative........................     7.7      8.7     17.3
Asset impairment charges...................................     3.2      1.6     16.2
Other......................................................     5.1     (4.2)     4.2
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................    16.8      6.9     38.8
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................    80.3     65.4     62.2
INCOME TAXES...............................................    30.9     24.8     24.1
                                                             ------   ------   ------
NET INCOME.................................................  $ 49.4   $ 40.6   $ 38.1
                                                             ======   ======   ======

FINANCIAL PERFORMANCE MEASURES FOR SPECIALTY ($'S IN MILLIONS)

                                                              2005     2004     2003
                                                             ------   ------   ------
Return on equity...........................................    92.1%    48.5%    18.8%
Return on assets...........................................    10.6%     6.7%     4.2%
SG&A efficiency ratio......................................    0.73%    0.63%    0.96%
Investment volume..........................................  $ 92.6   $ 22.7   $130.9
On balance sheet assets....................................  $427.3   $477.4   $707.6
Off balance sheet assets...................................  $ 11.1   $ 12.5   $ 13.7
Total assets...............................................  $438.4   $489.9   $721.3
Total equity...............................................  $ 57.6   $ 49.7   $117.8

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Specialty's net income increased from the prior year primarily as a result of the strong performance of its marine affiliates and significant remarketing gains, including a large residual sharing fee from a managed portfolio. While Specialty expects anticipated investment volume in 2006 to fuel growth in its loan, lease and affiliate income, net income in 2006 is expected to be lower than 2005 primarily due to an expected decline in asset remarketing gains.

GROSS INCOME

     Specialty's 2005 gross income of $123.4 million was $16.6 million higher than 2004. The increase was primarily the result of higher asset remarketing income and share of affiliates' earnings, offset by lower interest and fee income. Asset remarketing income increased $5.3 million from 2004 and was comprised of both gains from the sale of assets from Specialty's owned portfolio as well as residual sharing fees from the sale of managed assets. Because the timing of such sales is dependent on market conditions, asset remarketing income does not occur evenly from period to period. The increase of $20.9 million in share of affiliates' earnings is primarily attributable to high freight rates and utilization of vessels in the marine joint ventures. Lower anticipated shipping activity in 2006, compared to the historical highs achieved in 2005, is expected to lead to reduced marine affiliate income for the year. The decrease of $9.9 million in interest income was primarily the result of lower loan balances due to repayments in 2004 and 2005. Fee income decreased $4.2 million due to large asset management fees received in 2004.

OWNERSHIP COSTS

     Ownership costs of $26.3 million in 2005 were $8.2 million lower than 2004 due to lower interest expense resulting from a smaller investment portfolio and lower debt balances.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $16.8 million in 2005 were $9.9 million higher than 2004 primarily as a result of a decrease in the reversal of provision for possible losses. Specialty reversed $7.1 million less in provision for possible losses in 2005 versus 2004. The reversals in both years were primarily due to favorable credit experience during the run-off of the Venture Finance portfolio and improvements in overall portfolio quality. No further reversals of the provision for losses are expected in 2006. Additionally, other operating costs increased in 2005 related to a marine operation that experienced higher utilization levels.

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

GROSS INCOME

     Specialty's 2004 gross income of $106.8 million was $52.4 million lower than 2003. The decrease was primarily the result of lower lease, interest and asset remarketing income. The decreases of $13.1 million in lease income and $23.7 million in interest income were the result of lower lease and loan balances due to the run-off of portfolio assets. Asset remarketing income decreased $10.3 million from 2003 and was comprised of both gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Share of affiliates' earnings were relatively unchanged from 2003 to 2004. However, 2004 income from marine joint ventures increased by $8.9 million compared to 2003, which offset the absence of income realized in 2003 from other joint venture investments that have been dissolved.

OWNERSHIP COSTS

     Ownership costs of $34.5 million in 2004 were $23.7 million lower than 2003 consistent with the decrease in the portfolio. The $17.3 million decrease in interest expense was due to lower debt balances as a result of a smaller portfolio, and the $6.1 million decrease in depreciation was due to lower operating lease assets.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $6.9 million in 2004 were $31.9 million lower than 2003 primarily as a result of decreased asset impairment charges, and an increase in the reversal of provision for possible losses, and lower SG&A expenses consistent with the decline in total assets. The 2003 asset impairment charges were primarily related to an investment in a corporate aircraft and various cost method equity investments. SG&A expenses decreased $8.6 million from 2003 reflecting lower personnel and other costs related to the exit from the venture business. Specialty reversed $6.5 million more in provision for possible losses in 2004 versus 2003 due to a better than expected performance within the portfolio.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

                                   GATX OTHER

     Other is comprised of corporate results, including SG&A and interest expense not allocated to the segments, and the results of American Steamship Company ("ASC"), a Great Lakes shipping company.

     Components of the income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Marine operating revenue...................................  $138.3   $111.8   $ 85.0
Asset remarketing income...................................      --      0.1     (0.7)
Other......................................................     3.2    122.0     17.2
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   141.5    233.9    101.5
OWNERSHIP COSTS
Depreciation...............................................     6.6      6.7      5.6
Interest expense, net......................................     5.8     16.5     27.3
Operating lease expense....................................      --       --      0.4
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    12.4     23.2     33.3
OTHER COSTS AND EXPENSES
Marine operating expenses..................................   108.9     87.7     68.9
Selling, general and administrative........................    60.9     62.4     59.2
Other......................................................     9.3      2.0      8.9
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   179.1    152.1    137.0
                                                             ------   ------   ------
(LOSS) INCOME BEFORE INCOME TAXES..........................   (50.0)    58.6    (68.8)
INCOME TAX (BENEFIT) PROVISION.............................   (12.8)    11.1    (35.2)
                                                             ------   ------   ------
NET (LOSS) INCOME..........................................  $(37.2)  $ 47.5   $(33.6)
                                                             ======   ======   ======

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Other reported a net loss of $37.2 million for 2005 compared to net income of $47.5 million in 2004. Net income in 2004 benefited from a $37.8 million after-tax gain from the sale of a former Terminals facility in Staten Island, after-tax insurance recoveries of $31.5 million, and $14.5 million of tax benefits realized during the year. Excluding these items, lower interest expense and stronger earnings from ASC in 2005 were more than offset by debt extinguishment and foreign earnings repatriation costs also incurred in 2005.

GROSS INCOME

     Gross income of $141.5 million in 2005 decreased $92.4 million from 2004. The decrease was primarily due to gains of $68.1 million from the sale of the Company's Staten Island property and $48.4 million from the receipt of settlement proceeds associated with litigation GATX had initiated against various insurers. The litigation was related to coverage issues in the 2000-2001 Airlog matter. Marine operating revenue increased in 2005 primarily due to higher freight rates, the revenue contribution from a new vessel, and revenues related to fuel surcharges. The fuel surcharges were largely offset by higher fuel costs in marine operating expenses.

OWNERSHIP COSTS

     Ownership costs of $12.4 million in 2005 were $10.8 million lower than the prior year, primarily due to a decrease in interest expense. The decrease was the result of carrying less excess liquidity in 2005 compared to 2004.

OTHER COSTS AND EXPENSES

     Marine operating expenses in 2005 were $21.2 million higher than prior year primarily due to higher fuel costs. These increased costs were largely recovered through fuel surcharges included in marine operating income.

     Other operating expenses of $9.3 million were $7.3 million higher than prior year. 2005 costs were primarily attributable to $11.9 million of debt extinguishment costs related to liability management activities partially offset by a reversal of provision for possible losses.

TAXES

     See "Consolidated Income Taxes" for a discussion of GATX's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Other net income in 2004 benefited from a $37.8 million after-tax gain from the sale of a former terminals facility in Staten Island, incremental after-tax insurance recoveries of $20.7 million, and $14.5 million of tax benefits realized during the year. 2003 net income benefited from $10.0 million of tax benefits realized during the year.

GROSS INCOME

     Gross income of $233.9 million in 2004 increased $132.4 million from 2003 primarily due to a $68.1 million gain from the sale of the Staten Island property and a $31.9 million incremental gain from settlement proceeds associated with the Airlog litigation. Higher marine operating revenue driven by increased demand, a larger fleet, and favorable operating conditions also contributed to the increase.

OWNERSHIP COSTS

     Ownership costs of $23.2 million were $10.1 million lower compared to 2003, primarily due to a decrease in interest expense. Lower average debt balances and lower average interest rates contributed to the favorable variance compared to 2003.

OTHER COSTS AND EXPENSES

     SG&A expenses of $62.4 million were $3.2 million higher than the prior year. The variance is largely due to higher consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act, fees associated with a bond exchange completed in 2004, and lower intercompany allocations impacted by the sale of the of GATX Technology Services and its Canadian affiliate (collectively "Technology") segment. Other expenses for 2003 were primarily attributable to a $6.0 million impairment charge taken on an ASC off-lakes barge that ceased operations during the year.

                               GATX CONSOLIDATED

CONSOLIDATED INCOME TAXES

     GATX recognized a consolidated income tax benefit from continuing operations of $12.7 million in 2005, compared to income tax expense of $68.2 million in 2004. The effective tax rate in 2005 was 45.7% compared to 30.1% in 2004. Comparability of the tax benefit or expense as well as the effective tax rates in 2005 and 2004 is impacted by the pre-tax loss due to the aircraft impairment costs recognized in 2005, and by other non-recurring items in each year. In 2005, a tax benefit of $6.6 million was recognized in connection with costs related to the termination of a structured financing. This benefit was offset by $9.9 million of tax expense recognized on the repatriation of certain foreign earnings. In accordance with the special one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated foreign earnings of $94.5 million in the fourth quarter of 2005. The 2004 tax expense provision was favorably impacted by the recognition of income tax refunds of $14.5 million and deferred tax reductions of $2.4 million due to lower rates enacted in foreign jurisdictions. Excluding the impact of non-recurring items in each year, GATX's consolidated income tax rate would be 35% and 37.5% in 2005 and 2004, respectively. The decrease in the rate in 2005 from 2004 was primarily due to differences in the mix of domestic and foreign sourced income.

     See Note 13 to the consolidated financial statements for additional information about income taxes.

                            DISCONTINUED OPERATIONS

     The following table summarizes the gross income, income before taxes and the loss on sale of segment, net of taxes, for GATX's discontinued operations for all periods presented (in millions):

                                                              2005    2004     2003
                                                              ----   ------   ------
Gross Income................................................  $2.0   $104.0   $205.6
Income before taxes.........................................   1.2     30.1     25.0
Operating income, net of taxes..............................   0.8     18.3     15.2
Loss on sale of segment, net of taxes.......................    --     (7.2)      --
                                                              ----   ------   ------
Total discontinued operations...............................  $0.8   $ 11.1   $ 15.2
                                                              ====   ======   ======

     On June 30, 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of its Technology segment to CIT Group, Inc. for net proceeds of $234.1 million. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold by December 31, 2004. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     See Note 19 to the consolidated financial statements for additional information about discontinued operations.

BALANCE SHEET DISCUSSION

ASSETS

     Total assets of continuing operations were $5.2 billion at December 31, 2005 compared to $5.6 billion at December 31, 2004. Decreases in operating lease assets and investments in affiliated companies were partially offset by increases in cash, receivables and other assets.

     In addition to its assets recorded on the balance sheet, GATX utilizes approximately $1.3 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the present value of GATX's committed future operating lease payments using a 10% discount rate.

     The following table presents assets of continuing operations by segment as of December 31 (in millions):

                                        2005                             2004
                           ------------------------------   ------------------------------
                              ON        OFF                    ON        OFF
                           BALANCE    BALANCE               BALANCE    BALANCE
                            SHEET      SHEET      TOTAL      SHEET      SHEET      TOTAL
                           --------   --------   --------   --------   --------   --------
Rail.....................  $2,719.4   $1,236.0   $3,955.4   $2,721.2   $1,175.8   $3,897.0
Air......................   1,746.6       28.7    1,775.3    2,086.4       29.1    2,115.5
Specialty................     427.3       11.1      438.4      477.4       12.5      489.9
Other....................     351.1       10.4      361.5      316.5       31.3      347.8
                           --------   --------   --------   --------   --------   --------
                           $5,244.4   $1,286.2   $6,530.6   $5,601.5   $1,248.7   $6,850.2
                           ========   ========   ========   ========   ========   ========

GROSS RECEIVABLES

     Receivables of $462.4 million in 2005, including leveraged leases net of nonrecourse debt, increased $10.3 million over 2004. The increase was primarily attributable to an increase in finance leases partially offset by run-off of the Venture Finance loan portfolio.

ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses on gross receivables. In addition to establishing loss estimates for known troubled accounts, this estimate involves consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. This overall allowance for possible losses is measured and reported as a percentage of gross receivables.

     The following summarizes changes in GATX's consolidated allowance for possible losses as of December 31 (in millions):

                                                              2005     2004
                                                              -----   ------
Balance at the beginning of the year........................  $22.1   $ 45.6
Reversal of provision for possible losses...................   (6.3)   (13.7)
Charges to allowance........................................   (4.7)   (13.7)
Recoveries and other........................................    2.0      3.9
                                                              -----   ------
Balance at end of the year..................................  $13.1   $ 22.1
                                                              =====   ======

     The following table presents the allowance for possible losses by segment as of December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Rail........................................................  $ 3.3   $ 4.1
Air.........................................................    0.4     1.1
Specialty...................................................    8.7    13.5
Other.......................................................    0.7     3.4
                                                              -----   -----
                                                              $13.1   $22.1
                                                              =====   =====

     The allowance for possible losses is reviewed regularly for adequacy by considering changes in economic conditions and credit quality indicators. GATX believes that the allowance is adequate to cover losses inherent in the receivables portfolio as of December 31, 2005. The allowance is based on judgments and estimates, which could change in the future, causing a corresponding change in the recorded allowance.

     The allowance for possible losses of $13.1 million at December 31, 2005 decreased $9.0 million from 2004 and represented 2.8% of gross receivables, compared to 4.9% in the prior year. The decrease of allowance for possible losses as a percentage of gross receivables in 2005 reflects the general improvement in the credit quality of GATX's portfolio as well as the better-than-expected performance and run-off of Venture Finance assets, which were reserved at a relatively higher rate than the rest of the portfolio. Net charge-offs, which is calculated as charge-offs less recoveries (excluding other), totaled $2.6 million for the year, an improvement of $8.6 million from 2004. The charge-offs to the allowance in 2005 were substantially related to Specialty's Venture Finance portfolio.

OPERATING LEASE ASSETS, FACILITIES AND OTHER

     Net operating lease assets and facilities decreased $464.0 million from 2004. The decrease was primarily related to the following activities during the 2005: Air reclassed aircraft with a pre-impairment net book value of $207.9 million to assets held for sale and transferred $123.6 million of aircraft to an affiliate in which GATX has a 50% interest; Rail completed a sale-leaseback for $170.0 million of railcars and sold $79.6 million of railcars and locomotives; depreciation contributed $203.9 million. Partially offsetting the decrease were investments by Rail and Specialty of $292.3 million and $30.5 million, respectively.

INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies decreased $51.3 million in 2005 primarily due to the $122.5 million impairment charge taken on aircraft assets targeted for disposition. GATX invested $92.9 million in joint ventures in 2005, including non-cash additions of $62.7 million related to the transfer of four aircraft to an affiliate in which GATX has a 50% interest. Distributions from affiliates were $105.4 million in 2005.

     The following table shows GATX's investment in affiliated companies by segment as of December 31 (in millions):

                                                               2005     2004
                                                              ------   ------
Rail........................................................  $ 99.7   $102.5
Air.........................................................   408.9    473.8
Specialty...................................................   158.7    142.3
                                                              ------   ------
                                                              $667.3   $718.6
                                                              ======   ======

     See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

DEBT

     For details on debt activity in 2005, see Net Cash Used In Financing Activities for Continuing Operations under Cash Flow Discussion.

OTHER ASSETS

     The increase in other assets in 2005 was primarily due to the reclassification of held for sale aircraft from Operating Lease Assets.

CASH FLOW DISCUSSION

     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions.

NET CASH PROVIDED BY CONTINUING OPERATIONS

     Net cash provided by continuing operations of $284.8 million decreased $16.7 million compared to 2004. Excluding the impact of insurance proceeds of $48.4 million and income tax refunds of $51.0 million received in 2004, operating cash flow increased by $82.7 million, benefiting from higher lease income, partially offset by debt management costs and higher operating lease payments.

PORTFOLIO INVESTMENTS AND CAPITAL ADDITIONS

     Portfolio investments and capital additions primarily consist of purchases of operating lease assets, investments in joint ventures, loans and capitalized asset improvements. Portfolio investments and capital additions of $520.5 million decreased $239.5 million from 2004. Rail invested $402.9 million in 2005, a decrease of $87.0 million from the prior year. High steel prices and intense competition for railcar acquisitions in the secondary markets have made it challenging to find attractive new investments. Portfolio investments and capital additions at Air of $17.3 million were $207.9 million lower than the prior year. Lower investment volume in 2005 was due to limited available aircraft investment opportunities at an acceptable risk adjusted rate of return. GATX did not acquire any aircraft in 2005 compared to seven deliveries (three of which were new aircraft) in 2004. Specialty invested $92.6 million in 2005, an increase of $69.9 million from the prior year. Significant 2005 activity at Specialty included the funding of an interest in a new marine joint venture and investments in select long-lived industrial equipment.

     The following table presents portfolio investments and capital additions by segment (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
Rail.......................................................  $402.9   $489.9   $249.6
Air........................................................    17.3    225.2    227.9
Specialty..................................................    92.6     22.7    130.9
Other......................................................     7.7     22.2     20.2
                                                             ------   ------   ------
                                                             $520.5   $760.0   $628.6
                                                             ======   ======   ======

     Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

PORTFOLIO PROCEEDS

     Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds of $249.5 million decreased $106.0 million from 2004. The decrease was primarily due to a decline in loan payments received, related to a reduction in the loan portfolio, and lower distributions from affiliates. The decrease was partially offset by an increase in proceeds from asset remarketing. 2005 asset remarketing proceeds included $62.7 million related to the transfer of four aircraft to a newly formed joint venture in which the Company has a 50% interest.

     Portfolio proceeds were as follows for the years ended December 31 (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
Finance lease rents received, net of earned income and
  leveraged lease nonrecourse debt service.................  $ 14.9   $ 26.0   $ 20.5
Loan principal received....................................    48.5    110.8    281.7
Proceeds from asset remarketing............................   119.2     77.3    104.7
Proceeds from sales and maturities of investment
  securities...............................................    29.9     28.1      7.3
Capital distributions from affiliates......................    37.0    113.3    126.4
                                                             ------   ------   ------
                                                             $249.5   $355.5   $540.6
                                                             ======   ======   ======

PROCEEDS FROM SALE-LEASEBACK TRANSACTIONS AND OTHER ASSET SALES

     In 2005, the Company completed a sale-leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction produced a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21 year term of the resulting operating lease.

     Proceeds from other asset sales primarily consist of scrapping of railcars, sales of assets held for sale, and dispositions of other assets. Proceeds in 2004 primarily included $98.8 million received from the sale of the Company's Staten Island property.

NET CASH USED IN FINANCING ACTIVITIES FOR CONTINUING OPERATIONS

     Net cash used in financing activities of continuing operations was $232.9 million in 2005 compared to $375.9 million in 2004.

     Net proceeds from issuance of long-term debt were $549.5 million in 2005. New debt issuances included $230.0 million of five-year and $100.0 million of ten-year senior unsecured notes. In addition, Rail's Canadian subsidiary executed a private placement for $170.0 million of unsecured debt with a ten year term and scheduled amortization, guaranteed by GATX's wholly owned subsidiary, GATX Financial Corporation ("GFC"). The proceeds from the debt issuances were primarily used to repay existing debt and to fund a dividend from its Canadian subsidiary.

     Repayments of debt were $736.4 million in 2005. The majority of the debt repaid consisted of scheduled maturities. Additionally, as part of a debt management strategy to reduce interest costs and to realign future maturities, the Company completed a bond tender for an aggregate principal amount of $188.4 million for certain notes scheduled to mature in 2006 and prepaid $129.1 million of certain other debt scheduled to mature after 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     GATX's operating subsidiaries fund investments and meet debt, lease and dividend obligations through cash from operating activities, portfolio proceeds (including proceeds from asset sales), commercial paper issuances, uncommitted money market lines, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international capital markets and banks.

     Principal sources and uses of cash were as follows for the years ended December 31 (in millions):

                                                        2005        2004        2003
                                                      ---------   ---------   ---------
PRINCIPAL SOURCES OF CASH
Net cash provided by operating activities...........  $   284.8   $   301.5   $   267.4
Portfolio proceeds..................................      249.5       355.5       540.6
Proceeds from sale-leaseback........................      201.3          --          --
Proceeds from other asset sales.....................       46.0       130.3        23.0
Net proceeds from issuance of debt..................      549.5       127.8       616.7
                                                      ---------   ---------   ---------
                                                      $ 1,331.1   $   915.1   $ 1,447.7
                                                      =========   =========   =========
PRINCIPAL USES OF CASH
Portfolio investments and capital additions.........  $  (520.5)  $  (760.0)  $  (628.6)
Repayments of debt..................................     (736.4)     (500.5)     (796.0)
Repayments of capital lease obligations.............      (16.8)      (27.4)      (21.3)
Cash dividends......................................      (40.0)      (39.4)      (62.8)
                                                      ---------   ---------   ---------
                                                      $(1,313.7)  $(1,327.3)  $(1,508.7)
                                                      =========   =========   =========

CREDIT FACILITIES

     In 2005, GFC entered into a new $525.0 million credit facility. This new five-year senior unsecured revolving facility expires in June 2010 and replaced the $445.0 million three-year revolving credit facility previously in place. At December 31, 2005, availability of the credit facility was $503.3 million, with $21.7 million of letters of credit issued and backed by the facility. These sources of cash are typically used to fund daily operations, and accumulate until they are paid down using cash flow or proceeds of long-term debt issuance.

RESTRICTIVE COVENANTS

     GFC is subject to various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, there are certain negative pledge provisions, including an asset coverage test. GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, or other financings, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

DEBT FINANCING

     During 2005, all of GATX's debt issuance was at GFC and its subsidiaries. Secured financings are comprised of the sale-leaseback of railcars and loans secured by railcars and aircraft. The railcar sale-leasebacks qualify as operating leases and the assets or liabilities associated with this equipment are not recorded on the balance sheet. As of December 31, 2005, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates, of which $496.5 million of senior unsecured notes had been issued.

     See Note 11 to the consolidated financial statements for detailed information on GATX's credit facilities, debt obligations and related restrictive covenants.

     Subsequent to December 31, 2005, GFC issued $200.0 million of senior unsecured debt with a 5.8% coupon and a ten year term.

CREDIT RATINGS

     The availability of GATX's funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). Subsequent to December 31, 2005, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed GFC's rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. During the year, Moody's modified GFC's rating outlook from stable to positive, while its credit rating on GFC's long-term unsecured debt remained unchanged at Baa3. Throughout 2005, GFC's commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) restricted GFC's ability to utilize the commercial paper market as a source of funding. Despite these restrictions, at various times during 2005, GFC had in excess of $150 million of commercial paper outstanding. The upgraded S&P rating on GFC's short-term, unsecured debt is positive; however GFC's access to the commercial paper market may continue to be restricted as a result of Moody's P-3 rating.

2006 LIQUIDITY POSITION

     GFC expects that it will be able to meet its contractual obligations for 2006 through a combination of projected cash from operating activities, portfolio proceeds and its revolving credit facilities.

OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES

Contractual Commitments

     At December 31, 2005, GATX's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                                        PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------
                                  TOTAL       2006      2007     2008     2009     2010    THEREAFTER
                                 --------   --------   ------   ------   ------   ------   ----------
Debt(a)........................  $2,750.9   $  376.4   $326.8   $409.3   $472.2   $344.6    $  821.6
Commercial paper and credit
  facilities...................      57.0       57.0       --       --       --       --          --
Capital lease obligations......      89.1       11.8     11.1     11.0     10.7      8.1        36.4
Operating leases -- recourse...   3,289.8      312.2    280.7    280.7    279.1    274.9     1,862.2
Operating
  leases -- nonrecourse........     559.5       42.1     38.7     38.9     41.0     42.2       356.6
Unconditional purchase
  obligations..................     412.0      220.6    155.7     35.7       --       --          --
                                 --------   --------   ------   ------   ------   ------    --------
                                 $7,158.3   $1,020.1   $813.0   $775.6   $803.0   $669.8    $3,076.8
                                 ========   ========   ======   ======   ======   ======    ========

---------------

(a) Excludes fair value of debt derivatives of $2.2 million which does not represent a contractual commitment with a fixed amount or maturity date.

Convertible Securities

     In August 2003, GATX completed a private offering of $125.0 million long-term, 5.0% senior unsecured notes which are convertible into GATX Corporation common stock. As of December 31, 2005, the notes were convertible at a conversion price of $24.23 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. Holders of the notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any required purchases in August 2008, will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of GATX common stock or any combination thereof, at GATX's option. GATX also has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion; GATX may elect, at its option; to deliver cash, shares of GATX common stock or any combination thereof.

     In February 2002, GATX completed a private offering of $175.0 million of long-term, 7.5% senior unsecured convertible notes. The five-year notes are convertible at any time prior to maturity into GATX Corporation common stock at a price of $34.09 per share.

Unconditional Purchase Obligations

     At December 31, 2005, GATX's unconditional purchase obligations of $412.0 million consisted primarily of commitments to purchase railcars and aircraft. GATX had commitments of $234.4 million related to the committed railcar purchase program entered into in 2002. GATX also had commitments of $96.0 million for orders on three new aircraft to be delivered in 2006 and 2007. Additional unconditional purchase obligations include $68.4 million of other rail related commitments.

     At December 31, 2005, GATX's unconditional purchase obligations by segment were (in millions):

                                                 PAYMENTS DUE BY PERIOD
                               -----------------------------------------------------------
                               TOTAL     2006     2007    2008    2009   2010   THEREAFTER
                               ------   ------   ------   -----   ----   ----   ----------
Rail.........................  $302.8   $166.5   $100.6   $35.7   $--    $--       $--
Air..........................    96.0     41.4     54.6      --    --     --        --
Specialty....................    13.2     12.7      0.5      --    --     --        --
                               ------   ------   ------   -----   ---    ---       ---
                               $412.0   $220.6   $155.7   $35.7   $--    $--       $--
                               ======   ======   ======   =====   ===    ===       ===

Future cash inflows

     The Company's primary projected cash inflow commitments arising from minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2005 were as follows (in millions):

                                   PROJECTED CASH INFLOW COMMITMENTS BY PERIOD
                        ------------------------------------------------------------------
                         TOTAL      2006     2007     2008     2009     2010    THEREAFTER
                        --------   ------   ------   ------   ------   ------   ----------
Finance leases........  $  460.3   $ 43.5   $ 34.3   $ 31.8   $ 32.5   $ 31.7     $286.5
Operating leases......   2,736.5    826.7    600.0    441.7    318.9    197.7      351.5
                        --------   ------   ------   ------   ------   ------     ------
Total.................  $3,196.8   $870.2   $634.3   $473.5   $351.4   $229.4     $638.0
                        ========   ======   ======   ======   ======   ======     ======

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

     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets being leased by an affiliate to customers, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GATX's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 64% of the Company's asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Lease payment guarantees represent GATX's guarantees to financial institutions of finance and operating lease payments of an unrelated party in exchange for a fee.

     Other guarantees consists of GATX's indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GATX towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation as discussed in
Item 3. Legal Proceedings. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.

     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2005, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

     GATX's commercial commitments at December 31, 2005 were (in millions):

                                             AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                    ------------------------------------------------------------
                                    TOTAL     2006    2007    2008    2009    2010    THEREAFTER
                                    ------   ------   -----   -----   -----   -----   ----------
Affiliate guarantees..............  $ 29.5   $   --   $  --   $  --   $  --   $  --     $ 29.5
Asset residual value guarantees...   368.6    150.1    18.3    20.1    28.1    60.6       91.4
Lease payment guarantees..........    27.3      3.1     3.0     3.0     2.2     2.2       13.8
Other guarantees(a)...............    77.8       --      --      --      --      --         --
                                    ------   ------   -----   -----   -----   -----     ------
Guarantees........................   503.2    153.2    21.3    23.1    30.3    62.8      134.7
Standby letters of credit and
  bonds...........................    23.6     23.6      --      --      --      --         --
                                    ------   ------   -----   -----   -----   -----     ------
                                    $526.8   $176.8   $21.3   $23.1   $30.3   $62.8     $134.7
                                    ======   ======   =====   =====   =====   =====     ======

     --------------------

     (a) No specific maturity date.

PENSION CONTRIBUTIONS

     In 2005, GATX contributed $7.6 million to its funded and unfunded pension plans. In 2006, the Company expects to make contributions of approximately $3.0 million with respect to its pension plans. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     - Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, GATX performs a review for impairment of long-lived assets, such as operating lease assets and facilities, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Fair value is based on internal estimates supplemented with independent appraisals and/or market comparables when available and appropriate. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

     - Impairment of investments in affiliated companies -- In accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock, GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred.

      If management determines that indicators of impairment are present, an analysis is performed to estimate the fair value of the investment. Management defines fair value, for purposes of this policy, as the price that would be received for an investment in a current transaction between a willing buyer and seller. While quoted prices in active markets provide the best evidence of fair value, an active market does not exist for the majority of our joint venture investments. Thus an estimate of their fair value must be made. Some examples of acceptable valuation techniques that GATX may use to estimate fair value are discounted cash flows at the investee level, capitalized earnings or the present value of expected distributable cash from the investee. Additionally, price/earnings ratios based on comparable businesses may also be acceptable in certain circumstances. Other valuation techniques that are appropriate for the particular circumstances of a joint venture and for which sufficient data are available may also be used.

      Once an estimate of fair value is obtained it is compared to the investment's carrying value. If the investment's estimated fair value is less than its carrying value, then the investment is impaired. If an investment is impaired, then a determination is made as to whether the impairment is other-than-temporary. Factors that management considers in making this determination include: expected operating results for the near future, the length of the economic life cycle of the underlying assets of the business and the ability of the company to hold the investment through the end of the underlying assets' useful life. Anticipated management actions that are probable of being taken that may improve the business prospects of the investee are also considered.

      If management reasonably determines an investment to be temporarily impaired, no impairment loss would be recorded. Alternatively, if management determines that an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying value is recorded in the period of identification.

     - Impairment of goodwill -- In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit's carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. The determination of a reporting unit's implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

     - Pension and Post-retirement Benefits Assumptions -- GATX's pension and post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. GATX evaluates these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

      The discount rate is used to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. See Note 14 to the consolidated financial statements for additional information regarding these assumptions.

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

NON-GAAP FINANCIAL MEASURES

     This report includes certain financial performance measures computed using non-Generally Accepted Accounting Principles ("GAAP") components as defined by the Securities and Exchange Commission ("SEC"). These measures are: return on equity; return on assets; and SG&A efficiency. As required under SEC rules, GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX's underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

     - Initial Direct Costs -- SG&A expenses incurred by GATX to originate new loans and leases. Identified initial direct costs are deferred and amortized over the term of the lease or loan.

     - Managed Assets -- Assets that GATX manages, but that are not included in on balance sheet or off balance sheet assets. An asset is considered managed if GATX performs the same activities relative to the asset as performed for similar owned assets. Managed assets include assets wholly owned by third parties and assets owned by joint ventures in which GATX is both an investor and manager. Managed assets are shown net of GATX's investment in a joint venture (if applicable), to the extent the investment is already included in on balance sheet or off balance sheet assets.

     - Non-GAAP Financial Measures -- Numerical or percentage based measures of a company's historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

     - Off Balance Sheet Assets -- Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using a 10% discount rate.

     - On Balance Sheet Assets -- Total assets as reported on the balance sheet excluding assets of discontinued operations.

     - Return on Assets -- Income from continuing operations divided by average total on and off balance sheet assets.

     - Return on Equity -- Income from continuing operations divided by average total shareholders' equity.

     - SG&A -- Selling, general and administrative expenses.

     - SG&A Efficiency -- SG&A before capitalized initial direct costs divided by average total owned and managed assets.

     - Total Owned and Managed Assets -- The sum of on and off balance sheet assets and managed assets.

     Reconciliation of the Non-GAAP components used in the computation of certain Financial Performance Measures (in millions):

ASSETS

                                                          2005       2004       2003       2002
                                                        --------   --------   --------   ---------
BALANCE SHEET ASSETS AS REPORTED......................  $5,244.4   $5,612.9   $6,080.6   $ 6,428.3
LESS: DISCONTINUED OPERATIONS.........................        --       11.4      560.1       642.4
                                                        --------   --------   --------   ---------
CONSOLIDATED ON BALANCE SHEET ASSETS..................  $5,244.4   $5,601.5   $5,520.5   $ 5,785.9
ON BALANCE SHEET ASSETS
Rail..................................................  $2,719.4   $2,721.2   $2,401.6   $ 2,385.3
Air...................................................   1,746.6    2,086.4    1,977.0     1,885.6
Specialty.............................................     427.3      477.4      707.6     1,088.0
Other.................................................     351.1      316.5      434.3       427.0
                                                        --------   --------   --------   ---------
  Consolidated........................................  $5,244.4   $5,601.5   $5,520.5   $ 5,785.9
OFF BALANCE SHEET ASSETS
Rail..................................................  $1,236.0   $1,175.8   $1,205.8   $ 1,230.9
Air...................................................      28.7       29.1       29.0        55.1
Specialty.............................................      11.1       12.5       13.7        14.9
Other.................................................      10.4       31.3       34.7        61.6
                                                        --------   --------   --------   ---------
  Consolidated........................................  $1,286.2   $1,248.7   $1,283.2   $ 1,362.5
TOTAL ON AND OFF BALANCE SHEET ASSETS(1)
Rail..................................................  $3,955.4   $3,897.0   $3,607.4   $ 3,616.2
Air...................................................   1,775.3    2,115.5    2,006.0     1,940.7
Specialty.............................................     438.4      489.9      721.3     1,102.9
Other.................................................     361.5      347.8      469.0       488.6
                                                        --------   --------   --------   ---------
  Consolidated........................................  $6,530.6   $6,850.2   $6,803.7   $ 7,148.4
MANAGED ASSETS
Rail..................................................  $   36.2   $   37.7   $  100.8   $   111.5
Air...................................................   1,936.1    1,977.7    2,045.4     2,275.3
Specialty.............................................     555.8      728.7      882.2       960.4
                                                        --------   --------   --------   ---------
  Consolidated........................................  $2,528.1   $2,744.1   $3,028.4   $ 3,347.2
TOTAL OWNED AND MANAGED ASSETS(2)
Rail..................................................  $3,991.6   $3,934.7   $3,708.2   $ 3,727.7
Air...................................................   3,711.4    4,093.2    4,051.4     4,216.0
Specialty.............................................     994.2    1,218.6    1,603.5     2,063.3
Other.................................................     361.5      347.8      469.0       488.6
                                                        --------   --------   --------   ---------
  Consolidated........................................  $9,058.7   $9,594.3   $9,832.1   $10,495.6
                                                        ========   ========   ========   =========

                                                               2005      2004     2003
                                                              -------   ------   ------
(LOSS) INCOME FROM CONTINUING OPERATIONS AS REPORTED
Rail........................................................  $  81.7   $ 60.4   $ 54.9
Air.........................................................   (109.2)     9.8      2.1
Specialty...................................................     49.4     40.6     38.1
Other.......................................................    (37.0)    47.7    (33.4)
                                                              -------   ------   ------
  Consolidated..............................................  $ (15.1)  $158.5   $ 61.7
SG&A AS REPORTED
Rail........................................................  $  73.0   $ 70.7   $ 69.0
Air.........................................................     25.9     21.5     18.1
Specialty...................................................      7.7      8.7     17.3
Other.......................................................     60.9     62.4     59.2
                                                              -------   ------   ------
  Consolidated..............................................  $ 167.5   $163.3   $163.6
INITIAL DIRECT COSTS
Air.........................................................  $   0.4   $  3.1   $  2.9
Specialty...................................................      0.4      0.2      0.4
                                                              -------   ------   ------
  Consolidated..............................................  $   0.8   $  3.3   $  3.3

     SG&A BEFORE CAPITALIZED INITIAL DIRECT COSTS(3)

Rail........................................................  $  73.0   $ 70.7   $ 69.0
Air.........................................................     26.3     24.6     21.0
Specialty...................................................      8.1      8.9     17.7
Other.......................................................     60.9     62.4     59.2
                                                              -------   ------   ------
  Consolidated..............................................  $ 168.3   $166.6   $166.9
                                                              =======   ======   ======

---------------

(1) Total on and off balance sheet assets are used in the calculation of return on assets which is (loss) income from continuing operations divided by average total on and off balance sheet assets.

(2) Total owned and managed assets are used in the calculation of the SG&A efficiency ratio which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.

(3) SG&A before capitalized initial direct costs is used in the calculation of the SG&A efficiency ratio which is SG&A before capitalized initial direct costs divided by average total owned and managed assets.\

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest Rate Exposure -- GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments. Based on GATX's variable rate debt instruments at December 31, 2005 and giving affect to related derivatives, if market rates were to increase hypothetically by 100 basis points, after-tax interest expense would increase by approximately $10.4 million in 2006.

     Functional Currency/Reporting Currency Exchange Rate Exposure -- GATX conducts operations in foreign countries, principally Europe and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies would affect GATX's reported earnings. Based on 2005 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2006 by approximately $4.0 million.

     The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets.

     Equity Price Exposure -- GATX also has equity price risk inherent in stock and warrants of companies in which it has investments. At December 31, 2005, the fair value of the stock and warrants was $3.6 million and $1.1 million, respectively. The hypothetical change in value from a 10% sensitivity test would not be material to GATX operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GATX Corporation

     We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, cash flows, and comprehensive (loss) income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GATX Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

                                          -s- Ernst & Young LLP

Chicago, Illinois
March 9, 2006

                       GATX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $   106.0   $    63.4
RESTRICTED CASH.............................................       53.1        60.0
RECEIVABLES
Rent and other receivables..................................       87.2        77.0
Finance leases..............................................      336.5       285.9
Loans.......................................................       38.7        89.2
Less: allowance for possible losses.........................      (13.1)      (22.1)
                                                              ---------   ---------
                                                                  449.3       430.0
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail........................................................    3,728.1     3,847.9
Air.........................................................    1,298.9     1,724.1
Specialty...................................................       90.8        65.4
Other.......................................................      234.9       212.3
Less: allowance for depreciation............................   (1,891.1)   (1,924.1)
                                                              ---------   ---------
                                                                3,461.6     3,925.6
INVESTMENTS IN AFFILIATED COMPANIES.........................      667.3       718.6
GOODWILL....................................................       86.0        93.9
OTHER ASSETS................................................      421.1       321.4
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 5,244.4   $ 5,612.9
                                                              =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   177.4   $   171.1
DEBT
Commercial paper and bank credit facilities.................       57.0        72.1
Recourse....................................................    2,715.4     2,887.1
Nonrecourse.................................................       37.7        93.5
Capital lease obligations...................................       62.5        79.4
                                                              ---------   ---------
                                                                2,872.6     3,132.1
DEFERRED INCOME TAXES.......................................      683.4       721.0
OTHER LIABILITIES...........................................      488.7       507.8
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    4,222.1     4,532.0
SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value, 5,000,000 shares
  authorized, 19,988 and 21,468 shares of Series A and B
  Cumulative Convertible Preferred Stock issued and
  outstanding as of December 31, 2005 and 2004,
  respectively, aggregate liquidation preference of $1.2
  million)..................................................          *           *
Common stock (.625 par value, 120,000,000 authorized,
  58,567,724 and 57,477,201 shares issued and 50,618,214 and
  49,530,370 shares outstanding as of December 31, 2005 and
  2004, respectively).......................................       36.5        35.9
Additional paid in capital..................................      424.6       401.7
Retained earnings...........................................      696.0       750.3
Accumulated other comprehensive (loss) income...............       (6.3)       21.6
Treasury shares, at cost (7,949,510 and 7,946,831 shares at
  December 31, 2005 and 2004, respectively).................     (128.5)     (128.6)
                                                              ---------   ---------
TOTAL SHAREHOLDERS' EQUITY..................................    1,022.3     1,080.9
                                                              ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 5,244.4   $ 5,612.9
                                                              =========   =========

---------------

* Less than $0.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

                       GATX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                 IN MILLIONS, EXCEPT PER
                                                                        SHARE DATA
GROSS INCOME
Lease income................................................  $  878.4   $  790.3   $  762.2
Marine operating revenue....................................     138.3      111.8       85.0
Interest income on loans....................................      10.0       17.8       41.4
Asset remarketing income....................................      43.7       36.5       37.9
Fees........................................................      17.7       20.9       18.0
Other.......................................................      75.3      189.6       76.3
                                                              --------   --------   --------
  Revenues..................................................   1,163.4    1,166.9    1,020.8
Share of affiliates' (losses) earnings......................     (28.8)      65.2       66.8
                                                              --------   --------   --------
TOTAL GROSS INCOME..........................................   1,134.6    1,232.1    1,087.6
OWNERSHIP COSTS
Depreciation................................................     202.7      194.6      188.0
Interest expense, net.......................................     164.7      162.4      175.4
Operating lease expense.....................................     187.0      173.6      176.0
                                                              --------   --------   --------
TOTAL OWNERSHIP COSTS.......................................     554.4      530.6      539.4
OTHER COSTS AND EXPENSES
Maintenance expense.........................................     194.9      189.2      166.0
Marine operating expenses...................................     108.9       87.7       68.9
Selling, general and administrative.........................     167.5      163.3      163.6
Asset impairment charges....................................      83.4        3.4       24.6
Other.......................................................      53.3       31.2       47.2
                                                              --------   --------   --------
TOTAL OTHER COSTS AND EXPENSES..............................     608.0      474.8      470.3
                                                              --------   --------   --------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.....................................................     (27.8)     226.7       77.9
INCOME TAX (BENEFIT) PROVISION..............................     (12.7)      68.2       16.2
                                                              --------   --------   --------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................     (15.1)     158.5       61.7
DISCONTINUED OPERATIONS, NET OF TAXES.......................       0.8       11.1       15.2
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................  $  (14.3)  $  169.6   $   76.9
                                                              ========   ========   ========
PER SHARE DATA
Basic:
  (Loss) income from continuing operations..................  $  (0.30)  $   3.21   $   1.26
  Income from discontinued operations.......................      0.01       0.23       0.31
                                                              --------   --------   --------
  Total.....................................................  $  (0.29)  $   3.44   $   1.57
                                                              ========   ========   ========
  Average number of common shares (in thousands)............    50,106     49,348     49,107
Diluted:
  (Loss) income from continuing operations..................  $  (0.30)  $   2.86   $   1.24
  Income from discontinued operations.......................      0.01       0.18       0.29
                                                              --------   --------   --------
  Total.....................................................  $  (0.29)  $   3.04   $   1.53
                                                              ========   ========   ========
  Average number of common shares and common share
     equivalents (in thousands).............................    50,106     60,082     51,203
                                                              --------   --------   --------
Dividends declared per common share.........................  $   0.80   $   0.80   $   1.28
                                                              --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                       GATX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
                                                                      IN MILLIONS
OPERATING ACTIVITIES
Net (loss) income...........................................  $ (14.3)  $ 169.6   $  76.9
Less: Income from discontinued operations...................      0.8      11.1      15.2
                                                              -------   -------   -------
(Loss) income from continuing operations....................    (15.1)    158.5      61.7
Adjustments to reconcile (loss) income from continuing
  operations to net cash provided by operating activities of continuing operations:
  Gains on sales of assets and securities...................    (43.3)   (112.0)    (42.2)
  Depreciation..............................................    212.7     207.8     202.6
  (Reversal) provision for possible losses..................     (6.3)    (13.7)      4.7
  Asset impairment charges..................................     83.4       3.4      24.6
  Deferred income tax (benefit) provision...................    (36.5)     39.8      (6.9)
  Share of affiliates' losses (earnings), net of
     dividends..............................................     97.2     (32.4)    (47.4)
  Decrease in recoverable income taxes......................      7.3      63.8     107.2
  (Decrease) increase in operating lease payable............    (17.2)     (2.8)      3.9
  Increase in aircraft maintenance reserves.................     33.8      27.5      20.8
  Increase in prepaid pension...............................     (5.2)    (12.9)    (11.9)
  Decrease in reduction in workforce accrual................     (1.2)     (2.5)    (15.0)
  Other.....................................................    (24.8)    (23.0)    (34.7)
                                                              -------   -------   -------
  Net cash provided by operating activities of continuing
     operations.............................................    284.8     301.5     267.4
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases, and facilities............   (416.6)   (705.1)   (397.0)
Loans extended..............................................       --     (14.2)    (49.5)
Investments in affiliated companies.........................    (29.9)     (7.8)    (99.6)
Other.......................................................    (74.0)    (32.9)    (82.5)
                                                              -------   -------   -------
  Portfolio investments and capital additions...............   (520.5)   (760.0)   (628.6)
Portfolio proceeds..........................................    249.5     355.5     540.6
Proceeds from sale-leaseback................................    201.3        --        --
Proceeds from sale of other assets..........................     46.0     130.3      23.0
Net decrease (increase) in restricted cash..................      6.9       0.9     (28.4)
Effect of exchange rate changes on restricted cash..........       --        --      17.7
                                                              -------   -------   -------
  Net cash used in investing activities of continuing
     operations.............................................    (16.8)   (273.3)    (75.7)
FINANCING ACTIVITIES
Net proceeds from issuance of debt..........................    549.5     127.8     616.7
Repayment of debt...........................................   (736.4)   (500.5)   (796.0)
Net (decrease) increase in commercial paper and bank credit
  facilities................................................    (12.8)     57.8      (0.7)
Net decrease in capital lease obligations...................    (16.8)    (27.4)    (21.3)
Issuance of common stock and other..........................     23.6       5.8       3.8
Cash dividends..............................................    (40.0)    (39.4)    (62.8)
                                                              -------   -------   -------
  Net cash used in financing activities of continuing
     operations.............................................   (232.9)   (375.9)   (260.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......     (1.4)      2.9       1.4
CASH FLOWS OF DISCONTINUED OPERATIONS (SEE NOTE 19)
  Operating cash flows......................................     (0.2)     35.0     140.9
  Investing cash flows......................................      9.1     222.7     (27.5)
  Financing cash flows......................................       --     (61.0)    (65.8)
                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $  42.6   $(148.1)  $ (19.6)
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       GATX CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                         DECEMBER 31
                             --------------------------------------------------------------------
                               2005       2004      2003        2005         2004         2003
                             DOLLARS    DOLLARS    DOLLARS     SHARES       SHARES       SHARES
                             --------   --------   -------   ----------   ----------   ----------
                                             IN MILLIONS, EXCEPT NUMBER OF SHARES
PREFERRED STOCK
Balance at beginning of
  period...................  $      *   $      *   $     *       21,468       21,824       21,911
Conversion of preferred
  stock into common
  stock....................         *          *         *       (1,480)        (356)         (87)
                             --------   --------   -------   ----------   ----------   ----------
Balance at end of period...         *          *         *       19,988       21,468       21,824
COMMON STOCK
Balance at beginning of
  period...................      35.9       35.7      35.6   57,477,201   57,204,550   57,016,920
Issuance of common stock...       0.6        0.2       0.1    1,083,123      270,871      187,195
Conversion of preferred
  stock into common
  stock....................         *          *         *        7,400        1,780          435
                             --------   --------   -------   ----------   ----------   ----------
Balance at end of period...      36.5       35.9      35.7   58,567,724   57,477,201   57,204,550
TREASURY STOCK
Balance at beginning of
  period...................    (128.6)    (128.7)   (128.9)  (7,946,831)  (7,958,162)  (7,968,627)
Issuance (acquisition) of
  common stock.............       0.1        0.1       0.2       (2,679)      11,331       10,465
                             --------   --------   -------   ----------   ----------   ----------
Balance at end of period...    (128.5)    (128.6)   (128.7)  (7,949,510)  (7,946,831)  (7,958,162)
ADDITIONAL CAPITAL
Balance at beginning of
  period...................     401.7      396.2     392.7
Issuance of common stock...      22.9        5.5       3.5
                             --------   --------   -------
Balance at end of period...     424.6      401.7     396.2
RETAINED EARNINGS
Balance at beginning of
  period...................     750.3      620.1     606.0
Net (loss) income..........     (14.3)     169.6      76.9
Dividends paid.............     (40.0)     (39.4)    (62.8)
                             --------   --------   -------
Balance at end of period...     696.0      750.3     620.1
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
  (LOSS)
Balance at beginning of
  period...................      21.6      (34.4)   (104.8)
Foreign currency
  translation (loss)
  gain.....................     (37.3)      55.5      75.4
Unrealized (loss) gain on
  securities...............      (3.1)       2.2       0.3
Unrealized gain (loss) on
  derivative instruments...      13.8       (1.6)    (24.3)
Minimum pension liability
  adjustment...............      (1.3)      (0.1)     19.0
                             --------   --------   -------
Balance at end of period...      (6.3)      21.6     (34.4)
                             --------   --------   -------
TOTAL SHAREHOLDERS'
  EQUITY...................  $1,022.3   $1,080.9   $ 888.9
                             ========   ========   =======

---------------

* Less than $0.1 million.

  The accompanying notes are an integral part of these consolidated financial statements.

                       GATX CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net (loss) income...........................................  $(14.3)  $169.6   $ 76.9
Other comprehensive (loss) income, net of tax:
  Foreign currency translation (loss) gain..................   (37.3)    55.5     75.4
  Unrealized (loss) gain on securities......................    (3.1)     2.2      0.3
  Unrealized gain (loss) on derivative instruments..........    13.8     (1.6)   (24.3)
  Minimum pension liability adjustment......................    (1.3)    (0.1)    19.0
                                                              ------   ------   ------
Other comprehensive (loss) income...........................   (27.9)    56.0     70.4
                                                              ------   ------   ------
COMPREHENSIVE (LOSS) INCOME.................................  $(42.2)  $225.6   $147.3
                                                              ======   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     GATX Corporation ("GATX" or the "Company") is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GATX specializes in railcar and locomotive leasing, aircraft leasing, and the financing of other large-ticket equipment. In addition, GATX owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GATX also invests in companies and joint ventures that complement its existing business activities. GATX partners with financial institutions and operating companies to improve its scale in certain markets, broaden its diversification within asset classes and enter new markets. See discussion in Note 23 for additional details regarding each segment's operating results.

     In 2004, GATX completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment consisting of GATX Technology Services, its Canadian affiliate and interests in two joint ventures. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GATX and its wholly owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the Technology segment as discontinued operations for all periods presented.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

     Reclassification -- Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

     Cash and Cash Equivalents -- GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted cash -- Cash and cash equivalents which are restricted as to withdrawal and usage. GATX's restricted cash primarily relates to amounts maintained, as required by contract, for three bankruptcy remote, special-purpose corporations that are wholly owned by GATX's principal subsidiary, GATX Financial Corporation ("GFC").

     Loans -- GATX records loans at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

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

Railcars....................................................     30 - 38 years
Locomotives.................................................          40 years
Aircraft. ..................................................          25 years
Buildings...................................................     40 - 50 years
Leasehold improvements......................................      5 - 40 years
Marine vessels..............................................     40 - 50 years

     Progress Payments -- GATX classifies amounts deposited toward the construction of wholly owned aircraft and other assets, including capitalized interest, as progress payments. Once GATX takes possession of the completed asset, amounts recorded as progress payments are reclassified to operating lease assets. Progress payments made for aircraft owned by joint ventures in which GATX participates are classified as investments in affiliated companies. As of December 31, 2005 and 2004, progress payments that were included with operating lease assets, were $30.0 million and $20.0 million, respectively.

     Investments in Affiliated Companies -- GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments (collectively "affiliates") in which GATX does not have effective or voting control. These affiliates are accounted for using the equity method. Investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date. In certain instances, GATX's cost basis may be different than its share of the affiliates' net assets. These differences are primarily attributable to deferred gains on sales of assets to affiliates, loans to affiliates, and impairment losses recognized at the investor level. GATX defers the portion of any gains that relate to its proportional interest in an affiliate and recognizes them ratably, using the straight line method, over the useful life of the underlying asset. GATX makes loans to some of its affiliates, which GATX treats as equity contributions. Income on these loans offsets the proportional share of the affiliates' interest expense. GATX accounts for differences created by impairment losses recognized at the investor level as a basis difference so that GATX's share of future operating results from the affiliates will be reflective of the impairment charge taken. Pre-tax operating results from affiliates and impairment losses recognized at the investor level are reflected as share of affiliates' earnings (losses) in the statement of operations. The carrying amount of GATX's investments in affiliated companies is affected by GATX's share of the affiliates' undistributed earnings and losses, distributions of dividends, principal and loan payments from the affiliate, and impairment losses recognized at the investor level. See Note 6 for additional details on affiliates and Note 7 for impairment charges relating to affiliates.

     Inventory -- GATX has inventory that consists of railcar and locomotive repair components, vessel spare parts and fuel related to its marine operations. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory and vessel fuel inventory are valued using the first-in, first-out method. Inventory is included in other assets on the balance.

     Goodwill -- Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, established accounting and reporting standards for goodwill. Under these standards, goodwill is no longer amortized, but rather subject to an annual impairment test. GATX's impairment review is performed at the reporting unit level, which is one level below the operating segment level. GATX recognizes an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. Fair values are estimated using a discounted cash flow model. For further information on the Company's goodwill, see Note 8.

     Impairment of Long-Lived Assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell. See Note 7 for details on aircraft impairments recorded in 2005.

     Maintenance and Repair Costs -- Maintenance and repair costs are expensed as incurred. Costs incurred by GATX in connection with planned major maintenance activities such as rubber linings and conversions that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

     Allowance for Possible Losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables. Gross receivables include rent, direct finance (including leveraged leases net of nonrecourse debt), and loan receivables and direct finance lease residual values. GATX's estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates. GATX may also record specific provisions for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of its receivables by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy, taking into consideration changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the receivables portfolio as of December 31, 2005.

     Income Taxes -- United States ("U.S.") income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $243.8 million at December 31, 2005. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers ("repatriation provision") provided certain criteria are met. During the fourth quarter of 2005, GATX completed its evaluation of this opportunity and repatriated foreign earnings of $94.5 million at a tax cost of $9.9 million under the repatriation provision. See Note 13 for additional information on income taxes.

     Aircraft Maintenance Reserves -- GATX's aircraft are typically subject to net leases under which the lessee is responsible for maintenance, insurance and taxes. Under the provisions of many of these leases, deposits are collected from lessees for future maintenance of the aircraft for which GATX establishes reserves. The reserves are attributable to specific aircraft and are classified as other liabilities. Upon occurrence of qualified maintenance events, which may range from routine maintenance to major airframe and engine overhauls, funds are disbursed and the reserve is relieved. Additionally, reserve amounts are reversed upon the sale of a related aircraft and included as a component of the disposition gain or loss.

     Derivatives -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. GATX records the fair value of all derivatives as either other assets or other liabilities in the balance sheet.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate and currency swap agreements, Treasury rate locks, and forward sale agreements, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive income
(loss) in shareholders' equity and subsequently recognized in the income statement when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2005, 2004, and 2003, no amounts were recognized in earnings for hedge ineffectiveness. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive income (loss) and recognized in income when the original hedged transaction affects earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. These derivatives are adjusted to fair value through earnings immediately. See Note 12 for further discussion of GATX's derivative instruments.

     Environmental Liabilities -- Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATX's liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 15 for a discussion of environmental contingencies.

     Revenue Recognition -- Gross income includes rents on operating leases, accretion of income on finance leases, interest on loans, marine operating revenue, fees, asset remarketing gains and losses, gains and losses on the sale of the portfolio investments and equity securities and share of affiliates' earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GATX's portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Fee income, including management fees received from joint ventures, is recognized as services are performed, which may be over the period of a management contract or as contractual obligations are met.

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

     Residual Values -- GATX has investments in the residual values of its leasing portfolio. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GATX initially records these based on appraisals and estimates. Realization of the residual values is dependent on GATX's ability to market the assets under future market conditions. GATX reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GATX reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. In addition to a periodic review, events or changes in circumstances may trigger an earlier review of residual values.

     Investment Securities -- GATX's portfolio includes warrants received in connection with financing of non-public, venture-backed companies, common stock received upon the exercise of these warrants and debt securities. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive income (loss). Under the provision of SFAS No. 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified in the balance sheet as equity securities. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest expense, net. Debt securities are written down to fair value when a decline in fair value below the security's amortized cost basis is determined to be other-than-temporary.

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

     Variable Interest Entities -- GATX has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. GATX's maximum exposure to loss with respect to these VIEs is approximately $235.8 million of which $208.5 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2005.

     Stock-Based Compensation -- The Company grants stock options and restricted stock to employees under stock-based award plans. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under these guidelines, no compensation expense is recognized because the exercise price of GATX's employee stock options equals the market value of the underlying stock on the date of grant. See Note 18 for further information on GATX's stock-based awards. See information relating to new accounting pronouncements disclosed later in this section.

     Pro forma information regarding net income and earnings per share is required to be disclosed as if GATX had accounted for its stock-based compensation, including employee stock options, using the fair value method under SFAS No. 123. GATX uses the Black-Scholes model to estimate the fair value of its employee stock option awards. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including, but not limited to, expected stock price volatility, risk free interest rate during the expected term of the option, and the expected life of the option.

     The following table illustrates the effect on net income (loss) and related per share amounts if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation plans (in millions except for per share data):

                                                                YEAR ENDED DECEMBER 31
                                                               -------------------------
                                                                2005      2004     2003
                                                               ------    ------    -----
Net (loss) income, as reported..............................   $(14.3)   $169.6    $76.9
Add: Stock-based compensation expense, net of tax...........      1.5       1.1      0.1
Deduct: Total stock-based employee compensation expense
  determined under fair value-based method for all awards,
  net of tax................................................     (4.0)     (3.2)    (3.1)
                                                               ------    ------    -----
Pro forma net (loss) income.................................   $(16.8)   $167.5    $73.9
                                                               ======    ======    =====
Net (loss) income per share:
Basic, as reported..........................................   $(0.29)   $ 3.44    $1.57
Basic, pro forma............................................    (0.33)     3.39     1.50
Diluted, as reported........................................    (0.29)     3.04     1.53
Diluted, pro forma..........................................    (0.33)     3.01     1.47

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2005   2004   2003
                                                              ----   ----   ----
Expected volatility.........................................  34.1%  35.4%  35.4%
Risk-free interest rate.....................................   4.3%   3.6%   3.2%
Expected life (years).......................................   5.3    5.0    5.0
Dividend yield..............................................   3.8%   3.9%   3.9%
Forfeitures.................................................   2.5%   2.2%   2.1%

NEW ACCOUNTING PRONOUNCEMENTS

     Stock-based Compensation -- In December 2004, SFAS No. 123(R) (revised
2004), Share-Based Payments was issued. SFAS No. 123(R), which is a revision of SFAS No. 123, supersedes APB No. 25. Generally, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. The statement originally applied to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. In April 2005, the Securities and Exchange Commission ("SEC") issued Release No. 33-8568, which deferred the effective date of SFAS No. 123(R) to the first interim or annual reporting period of fiscal years beginning on or after June 15, 2005. GATX expects to implement SFAS No. 123(R) in the first quarter of 2006.

     GATX plans to adopt SFAS No. 123(R) using the modified-prospective method ("MPT"). Under the MPT, entities are required to recognize compensation cost in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any rewards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Had GATX adopted SFAS No. 123(R) in prior periods, the impact on pro forma net income and related per share amounts would have approximated the result of SFAS No. 123 as described above.

     Accounting for Leveraged Leases -- Prior to 2005, GATX entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with SFAS No. 13. SFAS No. 13 requires total income over the term of a leveraged lease to be recognized on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows earned from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service ("IRS") challenged the timing of certain tax deductions claimed with respect to these leveraged leases. GATX believes that its tax position related to these leveraged leases was proper, based upon applicable statutes, regulations and case law in effect at the time the leveraged leases were entered into. GATX and the IRS have entered into a confidential closing agreement with respect to one of the leveraged leases and are conducting settlement discussions with respect to the second. Resolution of this matter has not concluded and may ultimately be litigated.

     Under existing accounting guidance provided in SFAS No. 13, Accounting for Leases changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. On July 14, 2005, the FASB issued proposed FASB Staff Position ("FSP") No. FAS 13-a, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance in this proposal would apply to all transactions classified as leveraged leases in accordance with SFAS No. 13, and would require that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing is probable of occurring. If, during the lease term, the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. This FSP is anticipated to be effective beginning in 2007 and is not expected to be material to the Company's consolidated financial position or results of operations.

NOTE 3.  LEASES

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

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $4.3 million, $6.1 million and $10.7 million in 2005, 2004 and 2003, respectively.

     In 2003, GATX disposed of a leveraged lease commitment on passenger rail equipment. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

     The components of the investment in finance leases at December 31 were (in millions):

                                  LEVERAGE              DIRECT               TOTAL
                                   LEASES             FINANCING         FINANCE LEASES
                             -------------------   ----------------   -------------------
                               2005       2004      2005      2004      2005       2004
                             --------   --------   -------   ------   --------   --------
Total minimum lease
  payments receivable......  $1,031.4   $1,146.4   $ 318.0   $171.1   $1,349.4   $1,317.5
Principal and interest on
  third-party nonrecourse
  debt.....................    (889.1)    (965.5)       --       --     (889.1)    (965.5)
                             --------   --------   -------   ------   --------   --------
Net minimum future lease
  receivable...............     142.3      180.9     318.0    171.1      460.3      352.0
Estimated non-guaranteed
  residual value of leased
  assets...................      93.0      108.2      62.6     31.0      155.6      139.2
Unearned income............     (84.5)    (114.9)   (194.9)   (90.4)    (279.4)    (205.3)
                             --------   --------   -------   ------   --------   --------
Investment in finance
  leases...................     150.8      174.2     185.7    111.7      336.5      285.9
Deferred taxes.............    (111.4)     (91.4)       --       --     (111.4)     (91.4)
                             --------   --------   -------   ------   --------   --------
Net investment.............  $   39.4   $   82.8   $ 185.7   $111.7   $  225.1   $  194.5
                             ========   ========   =======   ======   ========   ========

     Operating Leases -- Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $22.3 million, $31.7 million and $33.4 million, in 2005, 2004 and 2003, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2005 were (in millions):

                                                          FINANCE   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   --------
2006....................................................  $ 43.5    $  826.7    $  870.2
2007....................................................    34.3       600.0       634.3
2008....................................................    31.8       441.7       473.5
2009....................................................    32.5       318.9       351.4
2010....................................................    31.7       197.7       229.4
Years thereafter........................................   286.5       351.5       638.0
                                                          ------    --------    --------
                                                          $460.3    $2,736.5    $3,196.8
                                                          ======    ========    ========

     The following information pertains to GATX as a lessee:

     Capital Leases -- GATX assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):

                                                               2005      2004
                                                              -------   -------
Railcars and locomotives....................................  $  82.6   $ 116.4
Marine vessels..............................................     98.0      98.0
                                                              -------   -------
                                                                180.6     214.4
Less: allowance for depreciation............................   (138.3)   (158.1)
                                                              -------   -------
                                                                 42.3      56.3
Finance leases..............................................      6.2       7.5
                                                              -------   -------
                                                              $  48.5   $  63.8
                                                              =======   =======

     Depreciation of capital lease assets is classified as depreciation in the consolidated statement of operations. Interest expense on the above capital leases was $5.3 million, $8.4 million and $12.0 million, in 2005, 2004 and 2003, respectively.

     Operating Leases -- GATX has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GATX has provided a guarantee for a portion of the residual value related to two operating leases. Operating lease expense was $187.0 million, $173.6 million and $176.0 million, in 2005, 2004 and 2003, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

     In 2005, GATX completed a sale leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction resulted in a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21 year term of the resulting operating lease.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2005 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2006...................................................  $ 11.8    $  312.2      $ 42.1
2007...................................................    11.1       280.7        38.7
2008...................................................    11.0       280.7        38.9
2009...................................................    10.7       279.1        41.0
2010...................................................     8.1       274.9        42.2
Years thereafter.......................................    36.4     1,862.2       356.6
                                                         ------    --------      ------
                                                           89.1    $3,289.8      $559.5
                                                                   ========      ======
Less: amounts representing interest....................   (26.6)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 62.5
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

NOTE 4.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

     The types of loans in GATX's portfolio are as follows at December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Equipment and other.........................................  $36.3   $62.8
Venture Finance.............................................    2.4    26.4
                                                              -----   -----
Total loans.................................................  $38.7   $89.2
                                                              =====   =====
Impaired loans (included in total)..........................  $ 9.3   $13.8
                                                              -----   -----

     The Company has recorded an allowance for possible losses of $2.7 million and $5.7 million on impaired loans at December 31, 2005 and 2004, respectively. The average balance of impaired loans was $11.6 million, $21.4 million and $38.9 million during 2005, 2004 and 2003, respectively.

     At December 31, 2005, scheduled loan principal due by year was as follows (in millions):

                                                              LOAN PRINCIPAL
                                                              --------------
2006........................................................      $ 7.2
2007........................................................        1.3
2008........................................................       15.4
2009........................................................        3.6
2010........................................................        3.6
Years thereafter............................................        7.6
                                                                  -----
                                                                  $38.7
                                                                  =====

NOTE 5.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables inherent in the investment portfolio. Gross receivables include rent and other receivables, loans and finance leases. GATX's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable either from obligors or through the disposition of collateral. GATX assesses the recoverability of investments by considering factors such as a customer's payment history, financial position and the value of the related collateral.

     The following summarizes changes in the allowance for possible losses at December 31 (in millions):

                                                              2005     2004     2003
                                                              -----   ------   ------
Balance at the beginning of the year........................  $22.1   $ 45.6   $ 66.7
(Reversal) provision for losses.............................   (6.3)   (13.7)     4.7
Charges to allowance........................................   (4.7)   (13.7)   (26.7)
Recoveries and other........................................    2.0      3.9      0.9
                                                              -----   ------   ------
Balance at the end of the year..............................  $13.1   $ 22.1   $ 45.6
                                                              =====   ======   ======

     The reversals of provision for losses for 2005 and 2004 were primarily due to favorable credit experience achieved during the run-off of the Venture Finance portfolio and improvements in overall portfolio quality. The charges to the allowance in 2005 were primarily due to charge-offs related to Venture Finance investments. The charges to the allowance in 2004 were primarily due to charge-offs related to Rail and Specialty investments, as well as a fully reserved corporate charge-off of $5.0 million. The charges to the allowance in 2003 were primarily due to write-offs related to Air and Specialty investments.

     There were no material changes in estimation methods or assumptions for the allowances during 2005. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2005. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 6.  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating commercial aircraft, rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. These investments include net loans to affiliated companies of $276.3 million and $279.1 million at December 31, 2005 and 2004, respectively. Distributions received from affiliates were $105.4 million, $146.2 million and $145.8 million in 2005, 2004 and 2003, respectively.

     In the fourth quarter of 2005, GATX targeted five of its affiliates for disposition of either its ownership interest or the underlying aircraft in the affiliate. As a result, the Company recorded impairment charges of $122.5 million (74.5 million after tax) to write those affiliates down to fair value. Certain of these charges were recorded at the affiliate level and the remaining charges were recorded at the investor level. See Note 7 for details relating to these impairment charges.

     The following table shows GATX's investments in affiliated companies by segment at December 31 (in millions):

                                                               2005     2004
                                                              ------   ------
Rail........................................................  $ 99.7   $102.5
Air.........................................................   408.9    473.8
Specialty...................................................   158.7    142.3
                                                              ------   ------
                                                              $667.3   $718.6
                                                              ======   ======

     The table below provides detail on the ten largest investments in affiliates at December 31, 2005 ($'s in millions):

                                                                                  GATX'S
                                                                     GATX'S     PERCENTAGE
NAME                                                    SEGMENT    INVESTMENT   OWNERSHIP
----                                                   ---------   ----------   ----------
AAE Cargo............................................  Rail          $71.9         37.5%
GATX/CL Air Leasing Cooperative Association..........  Air            62.8         30.0%
GATX 737-800 Partners................................  Air            60.9         25.1%
Alster and Thames Partners Ltd.......................  Air            60.3         50.0%
Cardinal Marine......................................  Specialty      42.9         50.0%
Javelin Leasing Limited..............................  Air            42.6         50.0%
Blue Dragon..........................................  Air            38.5         50.0%
GATX 737-800 Partners III............................  Air            34.0         26.0%
GATX 737NG Partners..................................  Air            30.5         30.0%
PBG Capital Partners.................................  Specialty      28.9         50.0%

     The following table shows GATX's pre-tax share of affiliates' earnings (losses) by segment as of December 31 (in millions):

                                                               2005    2004    2003
                                                              ------   -----   -----
Rail........................................................  $ 16.3   $16.6   $12.5
Air.........................................................     1.3    26.2    31.6
Specialty...................................................    43.3    22.4    22.7
                                                              ------   -----   -----
                                                                60.9    65.2    66.8
Equity method impairments...................................   (89.7)     --      --
                                                              ------   -----   -----
                                                              $(28.8)  $65.2   $66.8
                                                              ======   =====   =====

     For purposes of preparing the following information, GATX made certain adjustments to the operating results reported by the affiliates. GATX recorded its loans to the affiliates as equity contributions. As a result, the affiliates' loan balances were reclassified from liabilities to equity and pre-tax income was adjusted to reverse related interest expense. Additionally, the effects of impairment losses recorded by GATX at the investor level are not reflected in the operating results of the affiliates.

     Operating results for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
Revenues...................................................  $798.8   $685.1   $688.1
Pre-tax income reported by affiliates......................   110.8    131.6    117.1

     Summarized balance sheet data for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

                                                                2005       2004
                                                              --------   --------
Total assets................................................  $5,510.5   $5,539.4
Long-term liabilities.......................................   3,007.2    3,225.6
Other liabilities...........................................     651.1      536.7
Shareholders' equity........................................   1,852.2    1,777.1

     At December 31, 2005 and 2004, GATX provided $35.2 million and $42.7 million, respectively, in lease and loan payment guarantees and $117.4 million and $122.0 million, respectively, in residual value guarantees related to affiliated companies.

NOTE 7.  IMPAIRMENT CHARGES RELATED TO AIR ASSETS TARGETED FOR DISPOSITION

     In the fourth quarter of 2005, GATX performed a comprehensive evaluation of the Air segment's aircraft related investments. As a result of this evaluation, management identified certain assets from both its wholly owned aircraft fleet and its affiliate investments that were not yielding an acceptable level of return and targeted these assets for disposition. In connection with this evaluation, impairment charges of $196.4 million ($119.4 million after tax) were recognized to write these assets down to their estimated fair values. Fair values for individual aircraft, including aircraft held by affiliates, were estimated using published appraised values for aircraft of similar make and age and adjusted for configuration differences and relative condition of the aircraft. Terms of underlying leases were also considered, as applicable. Affiliate investment fair values were estimated using discounted net cash flows anticipated to be realized by GATX either through the expected sale of underlying aircraft by the affiliate or disposition proceeds from the sale of GATX's ownership interest in the affiliate. Details of the assets identified for disposition are as follows:

     Wholly Owned Aircraft -- The wholly owned aircraft consist primarily of 12 older aircraft and meet the criteria under SFAS No. 144 for held for sale classification. In connection with the classification as held for sale, an impairment charge of $73.9 million ($44.9 million after tax) was recognized to write down the carrying value of the aircraft to their estimated fair values less costs to sell. The aircraft are expected to be substantially sold by the end of 2006. In accordance with SFAS No. 144, aircraft classified as held for sale are no longer depreciated; however, their fair values must be re-assessed through the date of sale and any adjustments must be recognized. A gain may be recognized for a subsequent increase in fair value, however not in excess of the cumulative loss previously recognized. All fair value adjustments and disposition gains and/or losses are recognized as asset impairment charges.

     Affiliate Investments -- Five of GATX's Air related investments in affiliates were targeted for disposition of either the affiliate or the underlying aircraft in the affiliate. As a result, impairment charges of $122.5 million ($74.5 million after tax) were recorded to write these investments down to their estimated fair values. Of this amount, $35.4 million (GATX's pro rata share) was recorded at the affiliates' level in accordance with SFAS No. 144. The remaining charges of $87.1 million were the result of other-than-temporary impairment determinations made by GATX and were recorded in accordance with APB
18. Both affiliate and investor level impairment charges were reported in share of affiliates' earnings (losses). The APB 18 impairment charges created a basis difference between GATX's carrying value and the underlying net assets recorded at the impacted affiliate. As a result, GATX's proportional share of future earnings from these affiliates will be reflective of the impairment charge taken.

NOTE 8.  GOODWILL

     Goodwill was $86.0 million and $93.9 million as of December 31, 2005 and 2004, respectively. In accordance with SFAS No. 142, an annual review for impairment of goodwill was performed in the fourth quarter of 2005 and 2004. GATX's impairment review consists of two steps and is performed at the reporting unit level, which is one level below an operating segment. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

     Reporting units were determined based on the composition of GATX's operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operated in different economic environments. Goodwill resulting from each business combination was assigned to the same reporting unit that the assets and liabilities of the acquired businesses were assigned to. Fair values of the reporting units were estimated using discounted cash flow models. The key assumptions used in the discounted cash flow models included projected cash flow periods ranging from five to ten years; estimated terminal values; growth rates ranging from 2% to 8%; and discount rates ranging from 5% to 11%, which were based on the Company's cost of capital adjusted for the risk associated with the operations. GATX's reviews for 2005 and 2004 indicated there was no impairment of goodwill.

     The following reflects the changes in the carrying value of goodwill for the periods of December 31, 2003 to December 31, 2005 (in millions):

                                                              RAIL    TOTAL
                                                              -----   -----
Balance at December 31, 2003................................  $87.2   $87.2
Foreign currency translation adjustment.....................    6.7     6.7
                                                              -----   -----
Balance at December 31, 2004................................   93.9    93.9
Foreign currency translation adjustment.....................   (7.9)   (7.9)
                                                              -----   -----
Balance at December 31, 2005................................  $86.0   $86.0
                                                              =====   =====

NOTE 9.  INVESTMENT SECURITIES

     The following table summarizes GATX's investment securities as of December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Available-for-sale securities...............................  $ 3.6   $ 8.9
Held-to-maturity securities.................................   37.6    24.0
Warrants....................................................    1.1     3.0
                                                              -----   -----
                                                              $42.3   $35.9
                                                              =====   =====

     Proceeds from sales of available-for-sale securities totaled $9.3 million in 2005, $7.1 million in 2004 and $7.3 million in 2003. The held-to-maturity securities at December 31, 2005 are scheduled to mature in January 2007.

NOTE 10.  OTHER ASSETS AND OTHER LIABILITIES

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Assets held-for-sale........................................  $138.7   $ 10.2
Investment securities.......................................    42.3     35.9
Other investments...........................................    31.8     32.9
Fair value of derivatives...................................     7.2     26.0
Deferred financing costs....................................    42.0     49.5
Prepaid items, including pension............................    89.8     90.6
SG&A furniture, fixtures and other equipment, net of
  accumulated depreciation..................................    13.4     12.6
Inventory...................................................    25.2     25.8
Other.......................................................    30.7     37.9
                                                              ------   ------
                                                              $421.1   $321.4
                                                              ======   ======

     The following table summarizes the components of other liabilities reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Accrued operating lease expense.............................  $129.8   $147.0
Pension and OPEB liabilities................................    80.8     83.7
Aircraft maintenance reserves...............................   100.5     73.9
Environmental reserves......................................    34.8     37.7
Deferred gain on sale-leaseback.............................    32.7      4.6
Fair value of derivatives...................................    12.5     38.0
Other.......................................................    97.6    122.9
                                                              ------   ------
                                                              $488.7   $507.8
                                                              ======   ======

NOTE 11.  DEBT

COMMERCIAL PAPER AND BANK CREDIT FACILITIES

                                                               DECEMBER 31
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               IN MILLIONS
Balance.....................................................  $57.0   $72.1
Weighted average interest rate..............................   4.42%   3.03%

RECOURSE AND NONRECOURSE DEBT OBLIGATIONS

     Debt obligations and the range of interest rates as of year end were ($ in millions):

                                                                            DECEMBER 31
                                                                        -------------------
VARIABLE RATE                         INTEREST RATES   FINAL MATURITY     2005       2004
-------------                         --------------   --------------   --------   --------
Term notes and other obligations....   2.41% - 5.15%      2007 - 2016   $  900.8   $1,115.6
Nonrecourse obligations.............   2.71% - 5.32%      2007 - 2015       35.4       90.0
                                                                        --------   --------
                                                                           936.2    1,205.6
FIXED RATE
Term notes and other obligations....   4.05% - 8.88%      2006 - 2015    1,814.6    1,771.5
Nonrecourse obligations.............           8.30%             2007        2.3        3.5
                                                                        --------   --------
                                                                         1,816.9    1,775.0
                                                                        --------   --------
                                                                        $2,753.1   $2,980.6
                                                                        ========   ========

     Maturities of GATX's recourse and nonrecourse debt obligations as of December 31, 2005, were as follows (in millions):

                                                      TERM NOTES
                                                      AND OTHER    NONRECOURSE    TOTAL
                                                      ----------   -----------   --------
2006................................................   $  370.5       $ 5.9      $  376.4
2007................................................      321.7         5.1         326.8
2008................................................      407.0         2.3         409.3
2009................................................      469.7         2.5         472.2
2010................................................      342.0         2.6         344.6
Thereafter..........................................      802.3        19.3         821.6
                                                       --------       -----      --------
  Sub-total.........................................    2,713.2        37.7       2,750.9
Fair value of debt derivatives......................        2.2          --           2.2
                                                       --------       -----      --------
  Total debt........................................   $2,715.4       $37.7      $2,753.1
                                                       ========       =====      ========

     Cash paid for interest consists of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest was $162.9 million $172.1 million and $169.7 million for 2005, 2004 and 2003, respectively.

     Capital lease obligations, which are detailed in Note 3, were $62.5 million and $79.4 million for 2005 and 2004, respectively.

     At December 31, 2005, certain aircraft, railcars, and other equipment with a net carrying value of $1,081.3 million were pledged as collateral for $841.3 million of notes and obligations.

     Interest expense capitalized as part of the cost of construction of major assets was $1.5 million, $1.9 million and $4.2 million in 2005, 2004 and 2003, respectively.

     GATX Financial Corporation ("GFC") a wholly owned subsidiary of GATX, has a shelf registration for $1.0 billion of debt securities and pass through certificates. At December 31, 2005, a total of $496.5 million of senior unsecured notes had been issued. GFC also has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At December 31, 2005, availability under the revolving credit facility was $503.3 million, with $21.7 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio.

     The net worth of GFC at December 31, 2005 was $1.8 billion, which was in excess of the minimum net worth requirement of $1.3 billion, as defined in the credit facility. Additionally, the ratio of earnings to fixed charges, as defined in the credit facility, was 2.0x for the period ended December 31, 2005, in excess of the minimum covenant ratio of 1.3x. At December 31, 2005, GFC was in compliance with all covenants and conditions of the credit facility. Annual commitment fees for the revolving credit agreements are based on a percentage of the commitment and were approximately $1.0 million, $1.2 million and $1.4 million for 2005, 2004 and 2003, respectively.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX), and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $677.1 million of additional indebtedness as of December 31, 2005 based on the most restrictive limitation on liens provision. At December 31, 2005, GFC was in compliance with all covenants and conditions of the indentures.

     The covenants in the credit facility and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2005, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $728.2 million, implying that $647.5 million of subsidiary net assets were restricted. Restricted net assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     A subsidiary's bank financing contains leverage and cash flow covenants that are specific to that subsidiary. Another subsidiary financing, guaranteed by GFC, contains various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio, both of which are less restrictive than the requirements of the credit facility.

     GFC does not anticipate any covenant violation in the credit facility, bank financings, indenture, or other financings, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

     In August 2003, GATX completed a private offering of $125.0 million long-term, 5.0% senior unsecured notes which are convertible into GATX Corporation common stock. As of December 31, 2005, the notes were convertible at a conversion price of $24.23 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock. Holders of the notes alternatively have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any required purchases in August 2008 will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of GATX common stock or any combination thereof, at GATX's option. GATX also has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof.

     In February 2002, GATX completed a private offering of $175.0 million of long-term, 7.5% senior unsecured convertible notes. The five-year notes are convertible at any time prior to maturity into GATX Corporation common stock at a price of $34.09 per share.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GATX may enter into derivative transactions for purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on debt securities. These instruments are entered into only for hedging underlying exposures. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not accounting hedges under SFAS No. 133. Certain derivatives may not meet the established criteria to be designated qualifying hedges, even though GATX believes they are effective economic hedges.

     Fair Value Hedges -- GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2005, maturities for fair value hedges range from 2006-2015.

     Cash Flow Hedges -- GATX's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GATX uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. GATX enters into cross currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2005, maturities for qualifying cash flow hedges range from 2006-2015.

     As of December 31, 2005, GATX expects to reclassify $1.4 million of net losses on derivative instruments from accumulated other comprehensive income
(loss) to earnings within the next twelve months related to various hedging transactions.

     Other Financial Instruments -- The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The carrying amounts of held-to-maturity securities and variable rate loans also approximate their fair values. Available-for-sale securities and warrants are carried at fair value. The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of variable and fixed rate debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GATX's current incremental borrowing rates for similar borrowing arrangements.

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

     The following table sets forth the carrying amounts and fair values of GATX's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2005       2005       2004       2004
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Loans -- fixed...............................  $   16.2   $   13.9   $   65.8   $   61.2
Investment securities........................      42.3       42.3       35.9       35.9
Derivative instruments:
  Cash flow hedges...........................       3.5        3.5        2.1        2.1
  Fair value hedges..........................       3.3        3.3       23.7       23.7
  Non-qualifying.............................       0.4        0.4        0.2        0.2
                                               --------   --------   --------   --------
Total derivative instruments.................       7.2        7.2       26.0       26.0
                                               --------   --------   --------   --------
                                               $   65.7   $   63.4   $  127.7   $  123.1
                                               ========   ========   ========   ========


LIABILITIES
Commercial paper and bank credit
  facilities.................................  $   57.0   $   57.0   $   72.1   $   72.1
Debt -- fixed................................   1,816.9    1,964.6    1,775.0    1,958.1
Debt -- variable.............................     936.2      935.7    1,205.6    1,206.6
Derivative instruments:
  Cash flow hedges...........................       9.4        9.4       33.7       33.7
  Fair value hedges..........................       1.6        1.6        0.2        0.2
  Non-qualifying.............................       1.5        1.5        4.1        4.1
                                               --------   --------   --------   --------
Total derivative instruments.................      12.5       12.5       38.0       38.0
                                               --------   --------   --------   --------
                                               $2,822.6   $2,969.8   $3,090.7   $3,274.8
                                               ========   ========   ========   ========

     In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATX's exposure is limited to the market value of the swap if in GATX's favor. GATX manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GATX considers the risk of non-performance by a counterparty to be remote.

     For the years ended December 31, 2005, 2004 and 2003, gain (losses) of $2.1 million, $(3.8) million and $(3.8) million, respectively, were recognized in earnings for derivatives not qualifying as hedges.

NOTE 13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $243.8 million at December 31, 2005.

     The American Jobs Creation Act of 2004 introduced a special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. During the fourth quarter of 2005, GATX completed its evaluation of this opportunity and repatriated earnings of $94.5 million at a tax cost of $9.9 million.

     Significant components of GATX's deferred tax liabilities and assets were (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $368.8   $398.4
Leveraged leases............................................   111.4     91.4
Investments in affiliated companies.........................   107.2    173.6
Lease accounting (other than leveraged).....................   197.4    195.3
Other.......................................................    60.6     48.7
                                                              ------   ------
Total deferred tax liabilities..............................   845.4    907.4
DEFERRED TAX ASSETS
Alternative minimum tax credit..............................    23.7     29.3
Net operating loss carryforward.............................    11.3     46.0
Accruals not currently deductible for tax purposes..........    52.6     59.0
Allowance for possible losses...............................     5.0      8.4
Post-retirement benefits other than pensions................    19.4     20.0
Other.......................................................    50.0     23.7
                                                              ------   ------
Total deferred tax assets...................................   162.0    186.4
                                                              ------   ------
Net deferred tax liabilities................................  $683.4   $721.0
                                                              ======   ======

     At December 31, 2005, GATX had a U.S. income tax net operating loss carryforward of approximately $32.2 million, of which $7.6 million expires after 2023 and $24.6 million expires after 2024. The alternative minimum tax credit of $23.7 million has an unlimited carryforward period. A valuation allowance for recorded deferred tax assets has not been provided as management expects such benefits to be fully realized.

     The components of (loss) income from continuing operations before income taxes consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2005      2004    2003
                                                             -------   ------   -----
Domestic...................................................  $(126.8)  $160.1   $32.2
Foreign....................................................     99.0     66.6    45.7
                                                             -------   ------   -----
                                                             $ (27.8)  $226.7   $77.9
                                                             =======   ======   =====

     GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
CURRENT
Domestic:
  Federal..................................................  $ (1.6)  $  6.4   $ 15.7
  State and local..........................................     0.3      5.2     (2.7)
                                                             ------   ------   ------
                                                               (1.3)    11.6     13.0
Foreign....................................................    24.2     16.8     10.1
                                                             ------   ------   ------
                                                               22.9     28.4     23.1
DEFERRED
Domestic:
  Federal..................................................   (41.6)    28.6    (22.1)
  State and local..........................................    (6.8)    10.0      9.2
                                                             ------   ------   ------
                                                              (48.4)    38.6    (12.9)
Foreign....................................................     2.9      1.2      6.0
                                                             ------   ------   ------
                                                              (45.5)    39.8     (6.9)
Repatriated foreign earnings...............................     9.9       --       --
                                                             ------   ------   ------
Income tax (benefit) provision.............................  $(12.7)  $ 68.2   $ 16.2
                                                             ======   ======   ======
Income taxes paid (recovered)..............................  $ 15.6   $(35.4)  $(84.1)
                                                             ======   ======   ======

     The tax amount recovered in 2003 is net of $21.4 million paid to the Internal Revenue Service ("IRS") to settle all disputed tax issues related to the audits for the years 1992 to 1997.

     The reasons for the difference between GATX's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
Income taxes at federal statutory rate.....................  $ (9.7)  $ 79.3   $ 27.3
Adjust for effect of:
  Tax on repatriated foreign earnings......................     9.9       --       --
  Extraterritorial income exclusion........................    (0.9)    (1.4)    (1.7)
  Tax rate decrease on deferred taxes......................      --     (2.4)    (1.8)
  State income taxes.......................................    (4.3)     9.9      2.4
  Corporate owned life insurance...........................    (1.1)    (1.3)    (0.7)
  Tax refund claim & audit recovery........................      --    (14.5)   (10.0)
  Foreign income tax rates.................................    (6.8)    (2.4)     0.1
  Other....................................................     0.2      1.0      0.6
                                                             ------   ------   ------
Income tax (benefit) provision.............................  $(12.7)  $ 68.2   $ 16.2
                                                             ======   ======   ======
Effective income tax rate..................................    45.7%    30.1%    20.8%
                                                             ======   ======   ======

     During the fourth quarter of 2005, GATX repatriated $94.5 million of foreign earnings, pursuant to the special one-time dividends received deduction provided by the American Jobs Creation Act of 2004, at a tax cost of $9.9 million. The tax cost includes federal and state income taxes on the taxable portion of the dividends and related non-deductible costs, and foreign withholding taxes.

     The extraterritorial income exclusion ("ETI") is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. ETI was repealed for years after 2004 with a reduced benefit allowable in 2005 and 2006 under transition rules.

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

     The effective income tax rate is impacted by foreign taxes on the earnings of foreign subsidiaries and affiliates which are imposed at rates that are different than the U.S. federal statutory rate. Foreign taxes are also withheld on certain payments received by the Company from foreign sources. The net amount of foreign tax that exceeds or is less than the U.S. statutory rate of tax on foreign earnings is shown above. The foreign income tax rate effects exclude the impact on deferred taxes of enacted changes in foreign rates, which are identified separately.

     The Company's U.S. income tax returns have been audited through 1997 and all issues for that period have been settled with the IRS. An audit by the IRS of the Company's U.S. tax returns for the period 1998 through 2002 is expected to be completed in the first quarter of 2006. During 2004, the IRS challenged certain deductions claimed by the Company with respect to two structured leasing investments. During 2005, GATX concluded a confidential settlement agreement with the IRS Appeals Division for one of the transactions on a basis consistent with existing reserves. GATX believes that its tax position related to the other disputed transaction was proper based upon applicable statutes, regulations and case law in effect at the time the transaction was entered into. GATX expects this issue will be appealed and may ultimately be litigated. Certain of the Company's subsidiaries are under audits for various periods in various state and foreign jurisdictions. The Company believes its reserves established for potential assessments, including interest and penalties with respect to the leasing transaction, and other open tax issues are reasonable. Once established, reserves are adjusted only when circumstances, including final resolution of an issue, require.

NOTE 14.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a closed subsidiary in the United Kingdom ("U.K."). The U.K. pension plan no longer has any active members and is closed to new entrants. Benefits payable under the pension plans are based on years of service and/or final average salary. The funding policy for the pension plans is based on actuarially determined cost methods allowable under IRS regulations and statutory regulations in the U.K.

     In addition to the pension plans, GATX has other post-retirement plans providing health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan. The plans are either contributory or noncontributory, depending on various factors.

     GATX uses a December 31, 2005 measurement date for all of its plans.

     The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

                                                                            2005       2004
                                                      2005       2004     RETIREE    RETIREE
                                                    PENSION    PENSION     HEALTH     HEALTH
                                                    BENEFITS   BENEFITS   AND LIFE   AND LIFE
                                                    --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........   $397.5     $390.8     $ 74.8     $ 80.6
Service cost......................................      5.3        6.1        0.4        0.5
Interest cost.....................................     22.2       23.1        4.0        4.6
Plan amendments...................................       --        0.2         --         --
Actuarial loss....................................     14.2        2.6        2.9        5.3
Curtailments......................................       --       (2.7)        --       (0.4)
Benefits paid.....................................    (30.7)     (26.0)      (7.1)      (7.4)
Medicare impact...................................       --         --         --       (8.4)
Special termination benefits......................       --        0.6         --         --
Effect of exchange rate changes...................     (4.2)       2.8         --         --
                                                     ------     ------     ------     ------
Benefit obligation at end of year.................   $404.3     $397.5     $ 75.0     $ 74.8
                                                     ======     ======     ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS
Plan assets at beginning of year..................   $371.8     $342.2     $   --     $   --
Actual return on plan assets......................     31.7       39.7         --         --
Effect of exchange rate changes...................     (3.5)       2.2         --         --
Company contributions.............................      7.6       13.7        7.1        7.4
Benefits paid.....................................    (30.7)     (26.0)      (7.1)      (7.4)
                                                     ------     ------     ------     ------
Plan assets at end of year........................   $376.9     $371.8     $   --     $   --
                                                     ======     ======     ======     ======
FUNDED STATUS
Funded status of the plan.........................   $(27.4)    $(25.7)    $(75.0)    $(74.8)
Unrecognized net loss.............................     89.5       82.4       19.6       17.7
Unrecognized prior service cost...................      0.3        0.5         --         --
Unrecognized net transition obligation............      0.1        0.2         --         --
                                                     ------     ------     ------     ------
Prepaid (accrued) cost............................   $ 62.5     $ 57.4     $(55.4)    $(57.1)
                                                     ======     ======     ======     ======
AMOUNT RECOGNIZED
Prepaid benefit cost..............................   $ 74.4     $ 72.5     $   --     $   --
Accrued benefit liability.........................    (25.4)     (26.6)     (55.4)     (57.1)
Intangible asset..................................      0.1        0.2         --         --
Accumulated other comprehensive Income............     13.4       11.3         --         --
                                                     ------     ------     ------     ------
Total recognized..................................   $ 62.5     $ 57.4     $(55.4)    $(57.1)
                                                     ======     ======     ======     ======

     The aggregate accumulated benefit obligation for the defined benefit pension plans was $381.8 million and $366.4 million at December 31, 2005 and 2004, respectively.

     Information for pension plans with a projected benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

                                                               2005    2004
                                                              ------   -----
Projected benefit obligation................................  $309.0   $66.7
Fair value of plan assets...................................   279.6    34.3

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Accumulated benefit obligations.............................  $60.1   $60.9
Fair value of plan assets...................................   34.6    34.3

     The components of pension and other post-retirement benefit costs are as follows (in millions):

                                                                       2005      2004      2003
                                                                      RETIREE   RETIREE   RETIREE
                                       2005       2004       2003     HEALTH    HEALTH    HEALTH
                                     PENSION    PENSION    PENSION      AND       AND       AND
                                     BENEFITS   BENEFITS   BENEFITS    LIFE      LIFE      LIFE
                                     --------   --------   --------   -------   -------   -------
Service cost.......................   $  5.3     $  6.1     $  5.8     $0.4      $ 0.5     $0.4
Interest cost......................     22.2       23.1       23.6      4.0        4.6      5.2
Expected return on plan assets.....    (30.1)     (31.3)     (30.6)      --         --       --
Amortization of:
  Unrecognized prior service
     cost..........................      0.2        0.2        0.3       --         --       --
  Unrecognized net obligation......       --        0.1        0.1       --         --       --
  Unrecognized net loss............      3.0        1.3        0.5      1.0        0.8      0.7
Plan settlement cost...............      1.8         --         --       --         --       --
                                      ------     ------     ------     ----      -----     ----
Ongoing net cost (benefit).........      2.4       (0.5)      (0.3)     5.4        5.9      6.3
                                      ------     ------     ------     ----      -----     ----
Recognized loss (gain) due to
  curtailment......................       --        0.7         --       --       (0.2)      --
Recognized special termination
  benefits expense.................       --        0.6         --       --         --       --
                                      ------     ------     ------     ----      -----     ----
Net periodic cost (benefit)........   $  2.4     $  0.8     $ (0.3)    $5.4      $ 5.7     $6.3
                                      ======     ======     ======     ====      =====     ====

     The previous tables include amounts allocated each year to discontinued operations, all of which were immaterial. The amount reported for plan settlement cost in 2005 relates to a lump sum payment election made for the non-qualified portion of a pension benefit. Amounts shown for curtailment loss
(gain) and special termination expense in 2004 relate to the sale of GATX's former Technology segment.

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

     GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX's defined benefit pension plans and other post-retirement benefit plans for the years ended December 31, 2005 and 2004:

                                                              2005   2004
                                                              ----   ----
DOMESTIC DEFINED BENEFIT PENSION PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate -- salaried funded and unfunded plans....  5.75%  6.00%
     Discount rate -- hourly funded plans...................  5.65%  5.75%
     Rate of compensation increases -- salaried funded and
      unfunded plan.........................................  4.50%  4.50%
     Rate of compensation increases -- hourly funded plan...   N/A    N/A
  NET PERIODIC COST (BENEFIT) FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate -- salaried funded and unfunded plans....  6.00%  6.25%
     Discount rate -- hourly funded plans...................  5.75%  6.25%
     Expected return on plan assets -- salaried funded
      plan..................................................  8.80%  9.00%
     Expected return on plan assets -- hourly funded plan...  8.00%  8.25%
     Rate of compensation increases -- salaried funded and
      unfunded plan.........................................  4.50%  5.00%
     Rate of compensation increases -- hourly funded plan...   N/A    N/A
FOREIGN DEFINED BENEFIT PENSION PLAN:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  4.70%  5.30%
     Rate of pension-in-payment increases...................  2.80%  2.70%
  NET PERIODIC COST (BENEFIT) FOR THE YEARS ENDED DECEMBER
     31:
     Discount rate..........................................  5.30%  5.40%
     Expected return on plan assets.........................  6.30%  6.40%
     Rate of pension-in-payment increases...................  2.70%  2.70%
OTHER POST-RETIREMENT BENEFIT PLANS:
  BENEFIT OBLIGATION AT DECEMBER 31:
     Discount rate..........................................  5.60%  5.75%
     Rate of compensation increases.........................  4.50%  4.50%
  NET PERIODIC COST FOR THE YEARS ENDED DECEMBER 31:
     Discount rate..........................................  5.75%  6.25%
     Rate of compensation increases.........................  4.50%  5.00%

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

     The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. The assumed medical claims and prescription drug claims rates for 2005 were 8.50% and 14.00%, respectively. The assumed medical and prescription drugs claims cost rates anticipated for 2006 will be 8.00% and 13.00%, respectively. Over the following five-year period, medical claims are expected to gradually decline to 5.00% and remain at that level thereafter. Over the following ten-year period, the prescription drug claims rates are expected to gradually decline to 5.00% and remain at that level thereafter.

     A one-percentage-point change in the trend rate would have the following effects (in millions):

                                                  ONE-PERCENTAGE-POINT   ONE-PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
Effect on total of service and interest cost....          $0.3                  $(0.2)
Effect on post-retirement benefit obligation....           4.2                   (3.9)

     GATX's investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX's weighted-average asset allocations of its domestic funded pension plans at December 31, 2005 and 2004, and current target asset allocation for 2006, by asset category, are as follows:

                                                                       PLAN ASSETS AT
                                                                         DECEMBER 31
                                                                       ---------------
ASSET CATEGORY                                                TARGET    2005     2004
--------------                                                ------   ------   ------
Equity securities...........................................   65.0%    64.7%    66.5%
Debt securities.............................................   30.0%    29.3%    28.6%
Real estate.................................................    5.0%     5.9%     4.8%
Cash........................................................     --      0.1%     0.1%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     GATX's weighted-average asset allocations of its foreign funded pension plan at December 31, 2005 and 2004, and current target asset allocation for 2006, by asset category, are as follows:

                                                                       PLAN ASSETS AT
                                                                         DECEMBER 31
                                                                       ---------------
ASSET CATEGORY                                                TARGET    2005     2004
--------------                                                ------   ------   ------
Equity securities and real estate...........................   36.8%    36.8%    37.6%
Debt securities.............................................   63.2%    63.2%    62.4%
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The primary objective of the domestic funded pension plans is to fully fund benefit payments to plan participants. A secondary objective is to minimize GATX's pension expense and plan contributions. To reach these goals, GATX's philosophy is a diversified approach using a mix of equities, debt and real estate investments to maximize the long-term return of plan assets. Its equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small to large capitalizations. Its debt securities are also diversified across U.S. investments and include the following: governments, agencies, investment grade and high-yield corporates, mortgage-backed securities, and other collateralized investments. GATX's real estate investments include investments in funds that hold various property types throughout the U.S.

     On a timely basis, but not less than twice a year, GATX formally reviews actual results to ensure adherence to investment guidelines and the Company's stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

     GATX expects to contribute approximately $3.0 million to its pension plans (domestic and foreign) and approximately $7.8 million to its other post-retirement benefit plans in 2006. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

                                                              PENSION     OTHER
                                                              BENEFITS   BENEFITS
                                                              --------   --------
2006........................................................   $ 23.6     $ 7.8
2007........................................................     23.4       7.8
2008........................................................     23.2       7.7
2009........................................................     22.3       7.7
2010........................................................     23.4       7.7
Years 2011-2015.............................................    119.2      32.6
                                                               ------     -----
                                                               $235.1     $71.3
                                                               ======     =====

     In December 2004, the Company adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" which resulted in a reduction in the accumulated post-retirement benefit obligation of $8.4 million.

     The following are estimated Medicare Part D Subsidy Receipts from the Act (in millions):

2006........................................................  $0.9
2007........................................................   0.9
2008........................................................   1.0
2009........................................................   1.0
2010........................................................   1.0
Years 2011-2015.............................................   4.8
                                                              ----
                                                              $9.6
                                                              ====

     In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.6 million, $1.6 million, and $1.7 million for 2005, 2004, and 2003, respectively. Contributions to discontinued operations were immaterial in each year.

NOTE 15.  CONCENTRATIONS, COMMITMENTS AND OTHER CONTINGENCIES

CONCENTRATIONS

     Concentration of Revenues -- GATX's revenues are derived from a wide range of industries and companies. Approximately 21% of total revenues are generated from customers in the chemical industry; for similar services, 19% of revenues are derived from the petroleum industry, 11% are derived from the transportation industry and 11% of revenues are derived from the commercial airline industry. GATX's foreign identifiable revenues include fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2005, 2004 and 2003.

     Concentration of Credit Risk -- Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GATX performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to

GATX. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2005, 2004 and 2003.

COMMITMENTS

     Unconditional Purchase Obligations -- At December 31, 2005, GATX's unconditional purchase obligations of $412.0 million consisted primarily of railcar and aircraft acquisitions over the period of 2006 through 2008. GATX had commitments of $234.4 million related to the rail committed purchase program, entered into in 2002. GATX also had commitments of $96.0 million for orders on three new aircraft to be delivered in 2006 and 2007. Unconditional purchase obligations also include $68.4 million of other rail related commitments.

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

     The following table shows GATX's commercial commitments for continuing operations (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Affiliate guarantees........................................  $ 29.5   $ 34.7
Asset residual value guarantees.............................   368.6    437.6
Lease payment guarantees....................................    27.3     30.3
Other guarantees............................................    77.8     77.8
                                                              ------   ------
  Total guarantees..........................................   503.2    580.4
Standby letters of credit and bonds.........................    23.6     28.9
                                                              ------   ------
                                                              $526.8   $609.3
                                                              ======   ======

     At December 31, 2005, the maximum potential amount of lease, loan or residual value guarantees under which GATX or its subsidiaries could be required to perform was $503.2 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $2.1 million. The expirations of these guarantees range from 2006 to 2017. Any liability resulting from GATX's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of December 31, 2005. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Affiliate guarantees generally involve guaranteeing an affiliate's repayment of the financing it utilized to acquire or lease in assets that it leases to customers, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

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

     Lease payment guarantees represent GATX's guarantees to financial institutions of finance and operating lease payments of an unrelated party in exchange for a fee.

     Other guarantees consists of GATX's indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GATX towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.

     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At December 31, 2005, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

OTHER CONTINGENCIES

     Environmental -- The Company's operations are subject to extensive federal, state and local environmental regulations. GATX's operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX's land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. GATX has been notified that it is a potentially responsible party ("PRP") for study and cleanup costs at three Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in two instances, is one of many PRPs. In addition, GATX may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, GATX may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

     GATX is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at 14 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. GATX did not recognize an environmental expense in 2005 or 2003. The Company recognized environmental expense of $13.3 million in 2004 which consisted of $15.5 million for the sold Staten Island property offset by a Rail reserve reduction as a result of favorable resolution of certain other environmental matters. GATX paid $2.3 million, $1.4 million and $3.4 million during 2005, 2004 and 2003, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GATX has recorded liabilities for remediation and restoration of all known sites of $34.8 million at December 31, 2005, compared with $37.7 million at December 31, 2004. These amounts are included in other liabilities on GATX's balance sheet. GATX's environmental liabilities are not discounted. GATX anticipates that the majority of the accrued costs at December 31, 2005, will be paid over the next five years and no individual site is considered to be material.

     The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

     Recorded liabilities include GATX's best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GATX's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GATX's financial position or liquidity.

     Legal -- GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand for indemnity with respect to asbestos-related claims filed against a former subsidiary has been made against the Company under a limited indemnity given in connection with the sale of such subsidiary. The number of these claims and the corresponding demands for indemnity against the Company decreased in the aggregate in 2005. It is possible that the number of these claims could begin to grow and that the cost of these claims, including costs to defend, could correspondingly increase in the future.

     The amounts claimed in some of the above described proceedings are substantial and while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things meritorious legal defenses available and reserves that have been recorded along with applicable insurance, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX's consolidated financial position or liquidity. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

NOTE 16.  SHAREHOLDERS' EQUITY

     In accordance with GATX's amended certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2005, 58,567,724 shares were issued and 50,618,214 shares were outstanding.

     A total of 21,075,772 shares of common stock were reserved at December 31, 2005, for the following:

                                                                SHARES
                                                              ----------
Conversion of outstanding preferred stock...................     100,483
Conversion of convertible notes.............................  11,596,174
Incentive compensation programs.............................   5,973,042
Employee service awards.....................................      36,100
Employee stock purchase plan................................   3,369,973
                                                              ----------
                                                              21,075,772
                                                              ==========

     GATX's certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2005 and 2004, 19,988 and 21,468 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX's liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2005 and 2004, the aggregated liquidated preference of both series of preferred stock was $1.2 million and $1.3 million, respectively.

     Holders of both series of $2.50 convertible preferred stock and common stock are entitled to one vote for each share held. Except in certain instances, all such classes vote together as a single class.

     For information regarding the convertible notes, see Note 11.

     To ensure the fair value to all shareholders in the event of an unsolicited takeover offer for the Company, GATX adopted a Shareholders' Rights Plan in August 1998. Shareholders received a distribution of one right for each share of the Company's common stock held. Initially the rights are represented by GATX's common stock certificates and are not exercisable. The rights will be exercisable only if a person acquires or announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company's common stock. If a person acquires beneficial ownership of 20 percent or more of the Company's common stock, all holders of rights other than the acquiring person will be entitled to purchase the Company's common stock at a reduced price. The rights are scheduled to expire on August 14, 2008.

NOTE 17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The change in components for accumulated other comprehensive income (loss) are as follows (in millions):

                                   FOREIGN                     UNREALIZED
                                  CURRENCY      UNREALIZED       LOSS ON      MINIMUM
                                 TRANSLATION    GAIN (LOSS)    DERIVATIVE     PENSION
                                 GAIN (LOSS)   ON SECURITIES   INSTRUMENTS   LIABILITY    TOTAL
                                 -----------   -------------   -----------   ---------   -------
Balance at December 31, 2002...    $(62.1)         $ 1.4         $(18.2)       $(25.9)   $(104.8)
  Change in component..........      78.2            7.7          (38.4)         30.6       78.1
  Reclassification adjustments
     into earnings.............      (2.8)          (7.2)          (0.3)           --      (10.3)
  Income tax effect............        --           (0.2)          14.4         (11.6)       2.6
                                   ------          -----         ------        ------    -------
Balance at December 31, 2003...      13.3            1.7          (42.5)         (6.9)     (34.4)
  Change in component..........      55.5            1.1           (1.9)         (0.1)      54.6
  Reclassification adjustments
     into earnings.............        --            2.5           (0.2)           --        2.3
  Income tax effect............        --           (1.4)           0.5            --       (0.9)
                                   ------          -----         ------        ------    -------
Balance at December 31, 2004...      68.8            3.9          (44.1)         (7.0)      21.6
  Change in component..........     (38.0)          (0.6)          18.7          (2.1)     (22.0)
  Reclassification adjustments
     into earnings.............       0.7           (4.4)           3.2            --       (0.5)
  Income tax effect............        --            1.9           (8.1)          0.8       (5.4)
                                   ------          -----         ------        ------    -------
Balance at December 31, 2005...    $ 31.5          $ 0.8         $(30.3)       $ (8.3)   $  (6.3)
                                   ======          =====         ======        ======    =======

NOTE 18.  STOCK-BASED COMPENSATION

     The GATX Corporation 2004 Equity Incentive Compensation Plan as amended ("the 2004 Plan"), provides for the granting of nonqualified stock options, stock appreciation rights ("SARs"), and full value awards. An aggregate of 3,493,349 shares of common stock was authorized under the 2004 Plan. As of December 31, 2005, 2,889,624 shares were available for issuance.

     Nonqualified stock options for the purchase of common stock may be granted for periods not longer than seven years from the date of grant, ten years for options granted prior to 2004. The exercise price may not be less than the higher of market value at date of grant or par value of the common stock. Options vest and become exercisable commencing on a date no earlier than one year from the date of grant and vesting is generally over a three-year period. Dividend equivalents accrue on all stock options granted under the 2004 Plan and are paid when the options vest. Dividend equivalents continue to be paid until the options are exercised or cancelled.

     SARs may be granted in tandem with a nonqualified stock option and entitle the holder to receive the difference between the exercise price and the fair market value at the time of exercise, either in shares of common stock, cash or a combination thereof, at GATX's discretion. Exercise of SARs result in the cancellation of the underlying options. During 2005, no SARs were issued and none were outstanding.

     Restricted stock rights may be granted to key employees entitling them to receive a specified number of shares of restricted common stock. The recipients of restricted common stock are entitled to all dividend and voting rights, but the shares are not transferable prior to the expiration of a "restriction period" as determined at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

During 2005, 85,776 shares of restricted stock were granted. Compensation expense is recognized for these awards over the vesting period.

     Performance-based restricted stock units ("RSUs") may be granted to key employees to focus attention on the achievement of certain strategic objectives. The units are converted to restricted common stock based on the achievement of predetermined performance goals at the end of a specified performance period as determined by the Compensation Committee. Full vesting of the restricted shares may then be subject to an additional service period, ending no later than the third anniversary of the grant, absent the occurrence of certain events such as retirement, death or disability. Recipients are credited with dividend equivalents on the number of RSUs that are converted to restricted shares. RSUs do not carry voting rights. In 2005, a total of 102,760 RSUs were granted. Compensation expense is recognized for these awards over the vesting period.

     Phantom stock is granted to external Directors as a portion of their compensation for service on GATX's Board. Phantom stock is a form of compensation in which the Director is credited with a quantity of units that equate to, but are not, shares in the company. At the expiration of each Director's service on the Board, settlement of the units of phantom common stock will be made in shares of common stock equal to the numbers of units of phantom stock in accordance with each Director's deferral election. Any fractional units will be paid in cash. In 2005, GATX granted 17,102 units of phantom stock.

     The GATX Employee Stock Purchase Plan ("ESPP") and the Exchange Stock Option Program, both implemented in 1999, were terminated effective January 1, 2005.

     GATX has elected to follow APB No. 25, in accounting for its employee stock options. Under these guidelines, no compensation expense is recognized, because the exercise price of GATX's employee stock options equals the market price of the underlying stock on the measurement date. See further disclosure information in Note 2.

     Certain data with respect to stock options activity are set forth below:

                                              2005                   2004                   2003
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....  3,849,911    $29.97    3,805,562    $30.31    3,600,939    $31.58
Granted.............................    282,100     32.66      536,744     24.36      597,222     21.52
Exercised...........................   (913,781)    25.26     (208,328)    21.55     (120,050)    19.84
Forfeited...........................    (70,680)    25.41      (75,868)    23.83      (64,725)    29.15
Cancelled...........................    (51,012)    29.62     (208,199)    29.96     (207,824)    32.43
                                      ---------              ---------              ---------
Outstanding at end of year..........  3,096,538     31.64    3,849,911     29.97    3,805,562     30.31
                                      =========              =========              =========
Exercisable at the end of the
  year..............................  2,495,324    $32.61    2,978,920    $31.72    2,905,268    $31.87
Weighted average fair value of
  Options granted during the year...               $ 8.40                 $ 6.08                 $ 5.24

     Certain data with respect to stock options as of December 31, 2005 are set forth below:

                                                  OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                           ----------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE    WEIGHTED                 WEIGHTED
                                                         REMAINING   AVERAGE                  AVERAGE
                                             NUMBER        LIFE      EXERCISE     NUMBER      EXERCISE
RANGES OF EXERCISE PRICES                  OUTSTANDING    (YEARS)     PRICE     OUTSTANDING    PRICE
-------------------------                  -----------   ---------   --------   -----------   --------
$13.52 - $18.02..........................      19,972       7.1       $16.92        14,972     $17.50
$18.03 - $22.53..........................     280,408       7.6        21.85       170,094      21.85
$22.54 - $27.03..........................     640,344       5.4        24.28       428,644      24.25
$27.04 - $31.54..........................     426,521       4.0        30.20       426,521      30.20
$31.55 - $36.05..........................     789,512       4.7        32.56       516,012      32.51
$36.06 - $40.55..........................     871,125       3.9        39.35       870,425      39.35
$40.56 - $45.06..........................      68,656       5.1        45.06        68,656      45.06
                                            ---------                            ---------
$13.52 - $45.06..........................   3,096,538       4.8        31.64     2,495,324      32.61
                                            =========                            =========

NOTE 19.  DISCONTINUED OPERATIONS

     During 2004, consistent with GATX's strategy of focusing on the Company's core businesses, GATX sold its Technology segment. On June 30, 2004, substantially all of the assets of GATX Technology Services and its Canadian affiliate were sold with $291.5 million of related nonrecourse debt assumed by the acquirer. The remaining assets, consisting primarily of interests in two joint ventures, were sold by December 31, 2004. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     The following table summarizes the gross income, income before taxes and operating results of the Technology segment, for all periods presented (in millions):

                                                              2005    2004     2003
                                                              ----   ------   ------
Gross income................................................  $2.0   $104.0   $205.6
Income before taxes.........................................   1.2     30.1     25.0
Operating income, net of taxes..............................   0.8     18.3     15.2
Loss on sale of segment, net of taxes.......................    --     (7.2)      --
                                                              ----   ------   ------
  Total discontinued operations.............................  $0.8   $ 11.1   $ 15.2
                                                              ====   ======   ======

     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                            2005     2004      2003
                                                            -----   -------   -------
OPERATING ACTIVITIES
  Net cash (used in) provided by operating activities.....  $(0.2)  $  35.0   $ 140.9
INVESTING ACTIVITIES
Portfolio investments and capital additions...............     --    (128.6)   (246.4)
Portfolio proceeds........................................     --      95.1     218.9
Net proceeds from sale of segment.........................    9.1     256.2        --
                                                            -----   -------   -------
Net cash provided by (used in) investing activities.......    9.1     222.7     (27.5)
FINANCING ACTIVITIES
Net proceeds from issuance of debt........................     --      76.5     220.2
Repayments of debt........................................     --    (137.5)   (286.0)
                                                            -----   -------   -------
  Net cash used in financing activities...................     --     (61.0)    (65.8)
                                                            -----   -------   -------
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET.............  $ 8.9   $ 196.7   $  47.6
                                                            =====   =======   =======

     During 2005, GATX received final distributions totaling $9.1 million associated with the 2004 sale of a joint venture interest.

NOTE 20.  REDUCTION IN WORKFORCE

     During 2002, GATX recorded a pre-tax charge of $16.9 million related to its 2002 reduction in workforce. This action was part of GATX's announced intention to exit the Venture Finance business and curtail investment at Specialty. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at GATX's Polish subsidiary. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of December 31, 2004, all of the employee terminations were completed.

     The following is the reserve activity for the years ended December 31 (in millions):

                                                              2005    2004     2003
                                                              -----   -----   ------
Balance at beginning of period..............................  $ 1.2   $ 2.6   $ 16.6
Benefits paid...............................................   (0.9)   (1.3)   (10.9)
Occupancy costs paid........................................   (0.3)   (0.4)    (3.2)
Other adjustments...........................................     --     0.3      0.1
                                                              -----   -----   ------
Balance at end of period....................................  $  --   $ 1.2   $  2.6
                                                              =====   =====   ======

     During 2001, GATX recorded a pre-tax charge of $13.4 million related to its 2001 reduction in workforce. This reduction was part of GATX's initiative to reduce selling, general and administrative ("SG&A") expenses in response to economic conditions and the divestiture of its Integrated Solutions Group operations. This charge included involuntary employee separation costs of $6.8 million for 147 employees company-wide, as well as legal fees of $0.5 million, occupancy costs of $5.1 million and other costs of $1.0 million. The employee groups terminated included professional and administrative staff, including corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

     The following is the reserve activity for the year ended December 31, 2005 (in millions):

                                                              2005    2004    2003
                                                              -----   -----   -----
Balance at beginning of period..............................  $ 1.8   $ 2.9   $ 3.9
Benefits paid...............................................     --      --      --
Occupancy costs paid........................................   (0.8)   (0.8)   (1.0)
Other adjustments...........................................   (0.7)   (0.3)     --
                                                              -----   -----   -----
Balance at end of period....................................  $ 0.3   $ 1.8   $ 2.9
                                                              =====   =====   =====

NOTE 21.  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued during the year and shares reacquired during the year, if applicable, are weighted for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed conversion of preferred stock, convertible debt, and the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

     GATX has two convertible debt securities, one issued in 2002 for $175.0 million and the other, which is contingently convertible, issued in 2003 for $125.0 million.

     Shares underlying the 2002 issue and the related interest expense adjustment were excluded from the calculation of diluted earnings per share for 2005 and 2003 due to antidilutive effects and included in the calculation of diluted earnings per share for 2004. These securities are convertible into common stock at a price of $34.09 per share, which would result in 5,133,471 common shares issued upon conversion.

     Shares underlying the 2003 issue and the related interest expense were excluded from the calculation of diluted earnings per share for 2005 as a result of the reported net loss and its antidilutive effects and included in the calculation of diluted earnings per share for 2004 and 2003. At December 31, 2005, these securities are convertible into common stock at a price of $24.23 per share, which would result in 5,158,042 common shares issued upon conversion. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX's common stock.

     The following table sets forth the computation of basic and diluted net
(loss) income per common share (in millions, except per share amounts):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2005     2004    2003
                                                              ------   ------   -----
NUMERATOR:
(Loss) income from continuing operations....................  $(15.1)  $158.5   $61.7
Income from discontinued operations.........................     0.8     11.1    15.2
  Less: Dividends paid and accrued on preferred stock.......     0.1      0.1     0.1
                                                              ------   ------   -----
NUMERATOR FOR BASIC EARNINGS PER SHARE -- (LOSS) INCOME
  AVAILABLE TO COMMON SHAREHOLDERS..........................  $(14.4)  $169.5   $76.8
Effect of dilutive securities:
  Add: Dividends paid and accrued on preferred stock........      --      0.1     0.1
     After-tax interest expense on convertible securities...      --     12.9     1.5
                                                              ------   ------   -----
NUMERATOR FOR DILUTED EARNINGS PER SHARE -- (LOSS) INCOME
  AVAILABLE TO COMMON SHAREHOLDERS..........................  $(14.4)  $182.5   $78.4
DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE -- WEIGHTED AVERAGE
  SHARES....................................................    50.1     49.3    49.1
Effect of dilutive securities:
  Stock options.............................................      --      0.3     0.1
  Convertible preferred stock...............................      --      0.1      --
  Convertible securities....................................      --     10.4     2.0
                                                              ------   ------   -----
DENOMINATOR FOR DILUTED EARNINGS PER SHARE -- ADJUSTED
  WEIGHTED AVERAGE AND ASSUMED CONVERSION...................    50.1     60.1    51.2
BASIC EARNINGS PER SHARE:
  (Loss) income from continuing operations..................  $(0.30)  $ 3.21   $1.26
  Income from discontinued operations.......................    0.01     0.23    0.31
                                                              ------   ------   -----
TOTAL BASIC EARNINGS PER SHARE..............................  $(0.29)  $ 3.44   $1.57
                                                              ======   ======   =====
DILUTED EARNINGS PER SHARE
  (Loss) income from continuing operations..................  $(0.30)  $ 2.86   $1.24
  Income from discontinued operations.......................    0.01     0.18    0.29
                                                              ------   ------   -----
TOTAL DILUTED EARNINGS PER SHARE............................  $(0.29)  $ 3.04   $1.53
                                                              ======   ======   =====

NOTE 22.  FOREIGN OPERATIONS

     GATX has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from various foreign countries. GATX's foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX's share of affiliates' earnings. Revenues and identifiable assets are determined to be foreign or U.S.-based depending upon the location of the customer; classification of affiliates' earnings as foreign or domestic is made based upon the office location of the affiliate. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2005, 2004 and 2003. In addition, no foreign country represented more than 10% of GATX's identifiable assets for continuing operations in 2005, 2004 or 2003.

     The table below is a summary GATX's continuing operations including subsidiaries and affiliated companies (in millions):

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
REVENUES
Foreign................................................  $  332.6   $  298.6   $  278.5
United States..........................................     830.8      868.3      742.3
                                                         --------   --------   --------
                                                         $1,163.4   $1,166.9   $1,020.8
                                                         ========   ========   ========
SHARE OF AFFILIATES' (LOSSES) EARNINGS
Foreign................................................  $  (42.2)  $   51.2   $   41.3
United States..........................................      13.4       14.0       25.5
                                                         --------   --------   --------
                                                         $  (28.8)  $   65.2   $   66.8
                                                         ========   ========   ========
IDENTIFIABLE BALANCE SHEET ASSETS FOR CONTINUING
  OPERATIONS
Foreign................................................  $2,966.6   $2,886.9   $2,545.1
United States..........................................  $2,277.8    2,714.6    2,975.4
                                                         --------   --------   --------
                                                         $5,244.4   $5,601.5   $5,520.5
                                                         ========   ========   ========

     Foreign generated cash flows are used to meet local operating needs and for reinvestment. For non-U.S. functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive income
(loss).

NOTE 23.  FINANCIAL DATA OF BUSINESS SEGMENTS

     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company.

     GATX provides services primarily through three operating segments: Rail, Air and Specialty. Other is comprised of corporate results and the operating results of American Steamship Company ("ASC"), a Great Lakes shipping company.

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

     Specialty is comprised of the former Specialty and Venture Finance business units, which are now managed as one operating segment. Specialty's portfolio consists primarily of leases and loans, frequently including interests in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine, aircraft and other diversified investments. The Venture Finance business is in runoff and was substantially liquidated as of the end of 2005.

     Other is comprised of corporate results, including SG&A expenses and interest expense not allocated to segments, and the operating results of ASC, an operator of a fleet of self-unloading vessels on the Great Lakes.

     Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     GATX allocates corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Debt balances and interest expense were allocated based upon a fixed recourse leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt (including off balance sheet debt) to equity. Unallocated debt and interest were retained in Other. For 2004 and 2003, the recourse leverage ratios for Rail, Air and Specialty were set at 5:1, 4:1, and 4:1, respectively. For 2005, Rail's recourse leverage ratio was set at 4.5:1, Air's recourse leverage ratio was set at 3:1 and Specialty's recourse leverage ratio was set at 4:1. The 2005 leverage ratios are reflective of GATX's lower consolidated leverage position. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data for the years ended December 31, 2005, 2004 and 2003 (in millions):

                                                                                 INTER-
                                        RAIL       AIR      SPECIALTY   OTHER    SEGMENT    TOTAL
                                      --------   --------   ---------   ------   -------   --------
2005 PROFITABILITY
Revenues............................  $  808.2   $  133.6    $ 80.1     $141.5   $   --    $1,163.4
Share of affiliates' earnings
  (losses)..........................      13.7      (85.8)     43.3         --       --       (28.8)
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     821.9       47.8     123.4      141.5       --     1,134.6
Depreciation........................     132.1       59.8       4.2        6.6       --       202.7
Interest, net.......................      81.9       59.0      18.0        5.8       --       164.7
Operating lease expense.............     176.2        7.0       4.1         --     (0.3)      187.0
Asset impairment charges............       3.0       77.2       3.2         --       --        83.4
Income (loss) from continuing
  operations before taxes...........     124.5     (182.9)     80.3      (50.0)     0.3       (27.8)
Income (loss) from continuing
  operations........................      81.7     (109.2)     49.4      (37.2)     0.2       (15.1)
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................      99.7      408.9     158.7         --       --       667.3
Identifiable assets.................   2,719.4    1,746.6     427.3      402.1    (51.0)    5,244.4
                                      --------   --------    ------     ------   ------    --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.........................     402.9       17.3      92.6        7.7       --       520.5
                                      --------   --------    ------     ------   ------    --------

                                                                                 INTER-
                                        RAIL       AIR      SPECIALTY   OTHER    SEGMENT    TOTAL
                                      --------   --------   ---------   ------   -------   --------
2004 PROFITABILITY
Revenues............................  $  729.9   $  118.7    $ 84.4     $233.9   $   --    $1,166.9
Share of affiliates' earnings.......      16.6       26.2      22.4         --       --        65.2
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     746.5      144.9     106.8      233.9       --     1,232.1
Depreciation........................     124.2       59.5       4.2        6.7       --       194.6
Interest, net.......................      77.7       42.0      26.2       16.5       --       162.4
Operating lease expense.............     166.0        3.8       4.1         --     (0.3)      173.6
Asset impairment charges............       1.2        0.4       1.6        0.2       --         3.4
Income from continuing operations
  before taxes......................      88.1       14.3      65.4       58.6      0.3       226.7
Income from continuing operations...      60.4        9.8      40.6       47.5      0.2       158.5
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................     102.5      473.8     142.3         --       --       718.6
Identifiable assets.................   2,721.2    2,086.4     477.4      372.9    (56.4)    5,601.5
                                      --------   --------    ------     ------   ------    --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.........................     489.9      225.2      22.7       22.2       --       760.0
                                      --------   --------    ------     ------   ------    --------
2003 PROFITABILITY
Revenues............................  $  681.3   $  102.4    $136.5     $101.5   $ (0.9)   $1,020.8
Share of affiliates' earnings.......      12.5       31.6      22.7         --       --        66.8
                                      --------   --------    ------     ------   ------    --------
Total gross income..................     693.8      134.0     159.2      101.5     (0.9)    1,087.6
Depreciation........................     117.0       55.1      10.3        5.6       --       188.0
Interest, net.......................      64.3       41.2      43.5       27.3     (0.9)      175.4
Operating lease expense.............     167.6        3.9       4.4        0.4     (0.3)      176.0
Asset impairment charges............        --        2.4      16.2        6.0       --        24.6
Income (loss) from continuing
  operations before taxes...........      81.2        3.0      62.2      (68.8)     0.3        77.9
Income (loss) from continuing
  operations........................      54.9        2.1      38.1      (33.6)     0.2        61.7
                                      --------   --------    ------     ------   ------    --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies.........................     140.9      484.9     221.8         --       --       847.6
Identifiable assets.................   2,401.6    1,977.0     707.6      440.8     (6.5)    5,520.5
                                      --------   --------    ------     ------   ------    --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.........................     249.6      227.9     130.9       20.2       --       628.6
                                      --------   --------    ------     ------   ------    --------

NOTE 24.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FIRST    SECOND     THIRD    FOURTH
                                                           QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                           -------   -------   -------   -------   --------
                                                                  IN MILLIONS, EXCEPT PER SHARE DATA
2005
Gross Income.............................................  $282.3    $335.3    $326.3    $ 190.7   $1,134.6
Aircraft related impairment charges(a)...................      --        --        --     (196.4)    (196.4)
Income (loss) from continuing operations.................    28.4      34.5      34.3     (112.3)     (15.1)
Income from discontinued operations......................      --       0.4        --        0.4        0.8
                                                           ------    ------    ------    -------   --------
Net income (loss)........................................  $ 28.4    $ 34.9    $ 34.3    $(111.9)  $  (14.3)
                                                           ======    ======    ======    =======   ========
PER SHARE DATA:(b)
Basic:
  Income (loss) from continuing operations...............  $ 0.57    $ 0.69    $ 0.68    $ (2.22)  $  (0.30)
  Income from discontinued operations....................      --      0.01        --       0.01       0.01
                                                           ------    ------    ------    -------   --------
    Total................................................  $ 0.57    $ 0.70    $ 0.68    $ (2.21)  $  (0.29)
                                                           ======    ======    ======    =======   ========
Diluted:
  Income (loss) from continuing operations...............  $ 0.52    $ 0.62    $ 0.61    $ (2.22)  $  (0.30)
  Income from discontinued operations....................      --      0.01        --       0.01       0.01
                                                           ------    ------    ------    -------   --------
    Total................................................  $ 0.52    $ 0.63    $ 0.61    $ (2.21)  $  (0.29)
                                                           ======    ======    ======    =======   ========
2004
Gross Income.............................................  $258.1    $285.2    $324.3    $ 364.5   $1,232.1
Insurance recoveries(c)..................................      --       3.2      45.0        0.2       48.4
Gain on sale from Staten Island property(d)..............      --        --        --       68.1       68.1
Income from continuing operations........................    19.7      19.7      48.2       70.9      158.5
Income (loss) from discontinued operations...............     3.2      15.1      (7.5)       0.3       11.1
                                                           ------    ------    ------    -------   --------
Net income...............................................  $ 22.9    $ 34.8    $ 40.7    $  71.2   $  169.6
                                                           ======    ======    ======    =======   ========
PER SHARE DATA:(b)
Basic:
  Income from continuing operations......................  $ 0.40    $ 0.40    $ 0.98    $  1.43   $   3.21
  Income (loss) from discontinued operations.............    0.06      0.31     (0.16)      0.01       0.23
                                                           ------    ------    ------    -------   --------
    Total................................................  $ 0.46    $ 0.71    $ 0.82    $  1.44   $   3.44
                                                           ======    ======    ======    =======   ========
Diluted:
  Income from continuing operations......................  $ 0.38    $ 0.38    $ 0.85    $  1.23   $   2.86
  Income (loss) from discontinued operations.............    0.06      0.28     (0.12)      0.01       0.18
                                                           ------    ------    ------    -------   --------
    Total................................................  $ 0.44    $ 0.66    $ 0.73    $  1.24   $   3.04
                                                           ======    ======    ======    =======   ========

---------------

(a) Represents the total pre-tax loss (including affiliate charges) related to aircraft related assets targeted for sale.

(b) Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(c) Insurance settlement proceeds associated with litigation GATX had initiated against various insurers.

(d)  Gain on the sale of the Company's former Terminals' facility in Staten
     Island.

Note: Certain amounts have been reclassified to conform to the current presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

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

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company's internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company's internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

     Based on such evaluation, the Company's management has concluded that as of the end of the period covered by this annual report, the Company's internal control over financial reporting was effective.

     Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of GATX Corporation

     We have audited management's assessment, included in the accompanying Management's Report Regarding the Effectiveness of Internal Control and Procedures, that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GATX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, cash flows, and comprehensive
(loss) income for each of the three years in the period ended December 31, 2005 and the financial statement schedule listed in the index at Item 15(a) of GATX Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

                                          -s- Earnst & Young LLP

Chicago, Illinois
March 9, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors, the Company's Code of Ethics, the Audit Committee Financial Expert and compliance with Section 16(a) of the Exchange Act is contained in sections entitled "Nominees For Board of Directors", "Additional Information Concerning Nominees", "Board of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the GATX Proxy Statement dated March 23, 2006, which sections are incorporated herein by reference.

     Information regarding executive officers is included in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled "Compensation of Directors" and "Compensation of Executive Officers" in the GATX Proxy Statement dated March 23, 2006, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled "Security Ownership of Management" and "Beneficial Ownership of Common Stock" in the GATX Proxy Statement dated March 23, 2006, which sections are incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2005):

                          NUMBER OF SECURITIES                          NUMBER OF SECURITIES REMAINING
                              TO BE ISSUED         WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                            UPON EXERCISE OF      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
PLAN CATEGORY                     (a)                    (b)                         (c)
-------------             --------------------   --------------------   ------------------------------
Equity Compensation
  Plans Approved by
  Shareholders..........       3,290,045                $31.64                    2,889,624
Equity Compensation
  Plans Not Approved by
  Shareholders..........        --                                              --
                               ---------                                          ---------
Total...................       3,290,045                                          2,889,624
                               =========                                          =========

     See Note 18 to the Consolidated Financial Statements for further details regarding the Company's stock-based Compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Audit Fees", "Audit Related Fees", "Tax Fees", "All Other Fees" and "Pre-Approval Policy" in the GATX Proxy Statement dated March 23, 2006, which sections are incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements

                                                                      PAGE
                                                                      ----
        Documents Filed as Part of this Report:
        Report of Independent Registered Public Accounting
        Firm -- Ernst & Young LLP...................................    49
        Consolidated Balance Sheets -- December 31, 2005 and 2004...    50
        Consolidated Statements of Operations -- Years Ended
        December 31, 2005, 2004, and 2003...........................    51
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2005, 2004, and 2003...........................    52
        Consolidated Statements of Changes in Shareholders'
        Equity -- December 31, 2005, 2004 and 2003..................    53
        Consolidated Statements of Comprehensive (Loss)
        Income -- Years Ended December 31, 2005, 2004, and 2003.....    54
        Notes to Consolidated Financial Statements..................    55

    2.   Financial Statement Schedules:

        Schedule I Condensed Financial Information of Registrant....  101

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

                                                     GATX CORPORATION
                                                       (Registrant)

                                                  /s/ BRIAN A. KENNEY
                                          --------------------------------------
                                                     Brian A. Kenney
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                      March 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  /s/ BRIAN A. KENNEY                        Chairman, President and
 ------------------------------------------------------      Chief Executive Officer
                    Brian A. Kenney                            (Principal Executive
                     March 10, 2006                                  Officer)


                  /s/ ROBERT C. LYONS                             Vice President
 ------------------------------------------------------    and Chief Financial Officer
                    Robert C. Lyons                            (Principal Financial
                     March 10, 2006                                  Officer)


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian                         (Principal Accounting
                     March 10, 2006                                  Officer)


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


  By                 /s/ DEBORAH A. GOLDEN
        ------------------------------------------------
                       Deborah A. Golden
                       (Attorney in Fact)
                         March 10, 2006

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                GATX CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                  IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $     --   $    0.1
ALLOWANCE FOR POSSIBLE LOSSES...............................        --       (2.7)
OTHER ASSETS................................................     111.5      107.0
INVESTMENT IN SUBSIDIARIES..................................   1,765.4    1,770.5
                                                              --------   --------
TOTAL ASSETS................................................  $1,876.9   $1,874.9
                                                              ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Expenses.......................  $   31.6   $   34.4
Debt........................................................     300.0      300.0
Due to Subsidiaries.........................................     387.6      386.3
Other Liabilities...........................................     135.4       73.3
                                                              --------   --------
TOTAL LIABILITIES...........................................     854.6      794.0
SHAREHOLDERS' EQUITY
Preferred stock.............................................        --         --
Common stock................................................      36.5       35.9
Additional paid in capital..................................     424.6      401.7
Retained earnings...........................................     696.0      750.3
Accumulated other comprehensive (loss) income...............      (6.3)      21.6
                                                              --------   --------
                                                               1,150.8    1,209.5
Less: cost of common shares in treasury.....................    (128.5)    (128.6)
                                                              --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................   1,022.3    1,080.9
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $1,876.9   $1,874.9
                                                              ========   ========

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                    IN MILLIONS
GROSS INCOME (LOSS).........................................  $  2.1   $  2.3   $ (0.1)
COSTS AND EXPENSES
Interest expense, net.......................................    46.4     44.1     41.5
Reversal of provision for possible losses...................    (2.7)      --       --
Selling, general and administrative.........................    53.1     51.2     21.8
                                                              ------   ------   ------
TOTAL COSTS AND EXPENSES....................................    96.8     95.3     63.3
LOSS BEFORE INCOME TAX BENEFIT AND SHARE OF NET INCOME FROM
  CONTINUING OPERATIONS.....................................   (94.7)   (93.0)   (63.4)
INCOME TAX BENEFIT..........................................   (33.8)   (47.6)   (27.8)
                                                              ------   ------   ------
LOSS BEFORE SHARE OF NET INCOME FROM CONTINUING
  OPERATIONS................................................   (60.9)   (45.4)   (35.6)
SHARE OF NET INCOME FROM CONTINUING OPERATIONS(A)...........    45.8    203.9     97.3
                                                              ------   ------   ------
(LOSS) INCOME FROM CONTINUING OPERATIONS....................   (15.1)   158.5     61.7
SHARE OF NET INCOME FROM DISCONTINUED OPERATIONS, NET OF
  TAXES.....................................................     0.8     11.1     15.2
                                                              ------   ------   ------
NET (LOSS) INCOME...........................................  $(14.3)  $169.6   $ 76.9
                                                              ======   ======   ======

---------------

(a) Dividends from continuing operations were $73.3 million, $106.9 million and $55.9 million for the years ended 2005, 2004 and 2003, respectively.

                                GATX CORPORATION
                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                    IN MILLIONS
OPERATING ACTIVITIES
Net (loss) income...........................................  $(14.3)  $169.6   $ 76.9
Less: income from discontinued operations...................     0.8     11.1     15.2
                                                              ------   ------   ------
(Loss) income from continuing operations....................   (15.1)   158.5     61.7
Adjustments to reconcile (loss) income from continuing
  operations to net cash (used in) provided by continuing
  operations:
     Depreciation...........................................      --       --      0.5
     Reversal of provision for possible losses..............    (2.7)      --       --
     Deferred income taxes..................................   (33.8)   (84.5)   (18.5)
     Share of net income from continuing operations in
      excess of dividends received..........................    27.5    (97.1)   (41.3)
Other.......................................................    (5.8)     1.8      7.3
                                                              ------   ------   ------
     Net cash (used in) provided by operating activities of
      continuing operations.................................   (29.9)   (21.3)     9.7
INVESTING ACTIVITIES
Investments in subsidiaries.................................   (47.6)      --       --
Additions to property and equipment.........................    (4.6)    (1.5)      --
Proceeds from other asset sales.............................      --      0.8       --
                                                              ------   ------   ------
     Net cash used in investing operations of continuing
      operations............................................   (52.2)    (0.7)      --
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt................      --       --    121.3
Advances from (to) continuing operations....................    98.4     55.6    (72.0)
Net cash proceeds from employee stock options...............    23.6      5.8      3.8
Cash dividends..............................................   (40.0)   (39.4)   (62.8)
                                                              ------   ------   ------
     Net cash provided by (used in) financing activities of
      continuing operations.................................    82.0     22.0     (9.7)
                                                              ------   ------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................  $ (0.1)  $   --   $   --
                                                              ======   ======   ======

                                GATX CORPORATION
                                (PARENT COMPANY)

                   STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net (loss) income...........................................  $(14.3)  $169.6   $ 76.9
Other comprehensive (loss) income, net of tax:
  Foreign currency translation (loss) gain..................   (37.3)    55.5     75.4
  Unrealized (loss) gain on securities......................    (3.1)     2.2      0.3
  Unrealized gain (loss) on derivative instruments..........    13.8     (1.6)   (24.3)
  Minimum pension liability adjustment......................    (1.3)    (0.1)    19.0
                                                              ------   ------   ------
Other comprehensive (loss) income...........................   (27.9)    56.0     70.4
                                                              ------   ------   ------
COMPREHENSIVE (LOSS) INCOME.................................  $(42.2)  $225.6   $147.3
                                                              ======   ======   ======

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----
   FILED WITH THIS REPORT:



  3A.       Restated Certificate of Incorporation of GATX Corporation.



  12.       Statement regarding computation of ratios of earnings to      103
            combined fixed charges and preferred stock dividends.



  21.       Subsidiaries of the Registrant.                               104



  23.       Consent of Ernst & Young LLP, Independent Registered Public   105
            Accounting Firm.



  24.       Powers of Attorney with respect to the Annual Report on Form
            10-K for the fiscal year ended December 31, 2005.



  31A.      Certification Pursuant to Exchange Act Rule 13a-14(a) and     106
            Rule 15d-14(a) (CEO Certification).



  31B.      Certification Pursuant to Exchange Act Rule 13a-14(a) and     107
            Rule 15d-14(a) (CFO Certification).



  32.       Certification Pursuant to 18 U.S.C. Section 1350 (CEO and     108
            CFO Certification).
  INCORPORATED BY REFERENCE:



  3B. By-Laws of GATX Corporation, as amended are incorporated herein by reference to Exhibit 3A to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, file number 1-2328.



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

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----



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



  10A.      Amended and Restated Five Year Credit Agreement dated as of
            June 27, 2005 between GATX Financial Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative Agent is incorporated herein by reference to GATX Financial Corporation's Form 8-K dated June 27, 2005, file number 1-8319.



  10B.      Participation Agreement, dated as of April 30, 2002, among
            USEB Aircraft Limited, Geary Leasing Limited, Jackson
            Leasing Limited, Jackson Leasing Corporation, Jackson
            Leasing (Ireland) Limited, Jackson Leasing (Cyprus) Limited,
            Kearny Leasing Limited, Walkers SPV Limited, Barclays Bank
            PLC, Wells Fargo Bank Northwest, N.A., GATX Financial
            Corporation and Export-Import Bank of the Untied States.



  10C.      GATX Guarantee, dated as of April 30, 2002, by GATX
            Corporation and GATX Financial Corporation in favor of Wells
            Fargo Bank Northwest, N.A.



  10D. Aircraft Facility Agreement, dated as of December 20, 2001, among the lenders named therein, Halifax plc, Credit
            Lyonnais, Bayerische Landesbank Girozentrale, Kreditanstalt
            Fur Wiederaufbau, EFG Aircraft Limited, EFG Aircraft
            (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
            Leasing (Ireland) Limited and GATX Financial Corporation.



  10E. ECA Facility Agreement Side Letter, dated December 20, 2001, among Credit Lyonnais, Halifax plc, Bayerische Landesbank
            Girozentrale, Kreditanstalt Fur Wiederaufbau and GATX
            Financial Corporation.



  10F.      Deed of Amendment, dated as of December 22, 2003 between EFG
            Aircraft (Holdings) Limited, EFGA Aircraft Limited, EFGB
            Aircraft Limited, EFG Aircraft Limited, EFG Aircraft
            (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
            Leasing (Ireland) Limited, O'Farrell Leasing Corporation,
            GATX Financial Corporation and Credit Lyonnais.



  10G.      Guarantee, dated as of December 2001, among GATX Financial
            Corporation, Credit Lyonnais, EFG Aircraft Limited and EFG
            Aircraft (Ireland) Limited.



  10H. GATX Corporation 1995 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10A to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            March 31, 1995, file number 1-2328.*



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

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----



  10I. GATX Corporation Deferred Fee Plan for Directors, as amended and restated July 1, 1998 is incorporated herein by reference to Exhibit 10C to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999, file number 1-2328.*



  10J. 1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, is incorporated herein by reference to Exhibit 10F to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.*



  10K. 1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, is incorporated herein by reference to Exhibit 10G to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.*



  10L. 1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, is incorporated herein by reference to Exhibit 10H to GATX's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, file number 1-2328.*



  10M.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, is incorporated herein by reference to
            Exhibit 10J to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.*



  10N.      Retirement Supplement to Executive Deferred Income Plan
            Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors to GATX's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1989, file number 1-2328 and between GATX and certain other participating directors is incorporated herein by reference to Exhibit 10K to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1990, file number 1-2328.*



  10O.      Amendment to Executive Deferred Income Plan Participation
            Agreements between GATX and participating executive officers entered into as of April 23, 1993 is incorporated herein by reference to Exhibit 10J to GATX's Annual Report on Form
            10-K for the fiscal year ended December 31, 1993, file number 1-2328.*



  10P.      Summary of the Directors' Deferred Stock Plan approved on
            July 26, 1996, effective as of April 26, 1996 is incorporated herein by reference to Exhibit 10 to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 1996, file number 1-2328.*



  10Q.      Employment Agreement between GATX Corporation and Ronald H.
            Zech dated as of October 11, 2002 is incorporated herein by reference to Exhibit 10 (iii) (A) to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, file number 1-2328.*



  10R. Amendment of Employment Agreement between GATX Corporation and Ronald H. Zech dated as of October 19, 2004 is incorporated herein by reference to Exhibit 10.1 to GATX's
            Form 8-K dated October 19, 2004, file number 1-2328.*



  10S.      Amended and Restated Agreements for Continued Employment
            Following a Change of Control between GATX Corporation and
            Messrs. Kenney, Ciancio and Earl and Ms. Duddy dated as of
            August 6, 2004 is incorporated herein by reference to
            Exhibit 10A to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number
            1-2328.*



  10T.      Amended and Restated Agreement for Continued Employment
            Following a Change of Control between GATX Corporation and
            Mr. Coe dated as of August 6, 2004 is incorporated herein by reference to Exhibit 10B to GATX's Quarterly Report on Form
            10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                       PAGE
  -------                       -------------------                       ----



  10U.      Agreement for Continued Employment Following a Change of
            Control between GATX Corporation and Mr. Lyons dated as of October 18, 2005 is incorporated herein by reference to
            Exhibit 10A to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, file number
            1-2328.*



  10V.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals that qualify the award as performance based compensation under 162(m) of the Internal Revenue Code is incorporated herein by reference to Exhibit 10C to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 2004, file number 1-2328.*



  10W.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals is incorporated herein by reference to Exhibit 10D to GATX's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*



  10X.      Restricted Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            September 30, 2004, file number 1-2328.*



  10Y. Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX's Quarterly
            Report on Form 10-Q for the quarterly period ended September
            30, 2004, file number 1-2328.*



  10Z. GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX's 2004 Annual Meeting of Shareholders, file number 1-2328.*



  10AA. GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX's 2004 Annual Meeting of Shareholders, file number 1-2328.*



  10AB.     Summary of GATX Corporation Non-Employee Directors' Meeting
            Fees is incorporated by reference to Exhibit 10A to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            June 30, 2005, file number 1-2328.*



  10AC.     Performance Stock Agreements for the 2004 Equity Incentive
            Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals is incorporated by reference to Exhibit 10A to GATX's
            Quarterly Report on Form 10-Q for the quarterly period ended
            March 31, 2005.*



  99A.      Undertakings to the GATX Corporation Salaried Employees'
            Retirement Savings Plan is incorporated herein by reference to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*



  99B. Certain instruments evidencing long-term indebtedness of GATX Financial Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation's total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

---------------

* Compensatory Plans or Arrangements