Form 10-K/A
period 2005-12-31
GATX CORP
filed 2006-03-24
CIK 40211

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 (this "Amendment") to GATX Corporation's ("GATX") Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 10, 2006 ("Original Filing"), is being filed to amend and correct certain financial information that appears in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements reported as part of "Item 8: Financial Statements and Supplementary Data." For ease of reference, this Amendment restates the Form 10-K in its entirety. Except for the specific changes noted below, no other changes have been made to the Original Filing. THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING AND GATX HAS NOT UPDATED THE DISCLOSURE IN THIS AMENDMENT TO SPEAK TO ANY LATER DATE.

     Specifically, amounts shown for future minimum rental payments for Recourse Operating Leases as of December 31, 2005 were erroneously reported. Corrected amounts are reported as follows (in millions):

                                                                                  AS
                                                                CORRECTED     PREVIOUSLY
                                                                 AMOUNTS       REPORTED
                                                                ---------     ----------
2006........................................................    $  160.5       $  312.2
2007........................................................       144.8          280.7
2008........................................................       145.0          280.7
2009........................................................       142.8          279.1
2010........................................................       140.6          274.9
Years thereafter............................................       952.3        1,862.2
                                                                --------       --------
                                                                $1,686.0       $3,289.8
                                                                ========       ========

     The corrected information is included in the table of Contractual Commitments disclosed as part of OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES in Item 7 on page 40 and also disclosed in the table of Future Minimum Rental Payments in Note 3 to the Consolidated Financial Statements reported in Item 8 on page 63.

     The changes noted in this Amendment have no impact on results of operations, earnings per share, cash flows or statement of financial position for the reporting periods included in this annual report.

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

OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES

Contractual Commitments

     At December 31, 2005, GATX's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                                        PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------
                                  TOTAL       2006      2007     2008     2009     2010    THEREAFTER
                                 --------   --------   ------   ------   ------   ------   ----------
Debt(a)........................  $2,750.9   $  376.4   $326.8   $409.3   $472.2   $344.6    $  821.6
Commercial paper and credit
  facilities...................      57.0       57.0       --       --       --       --          --
Capital lease obligations......      89.1       11.8     11.1     11.0     10.7      8.1        36.4
Operating leases -- recourse...   1,686.0      160.5    144.8    145.0    142.8    140.6       952.3
Operating
  leases -- nonrecourse........     559.5       42.1     38.7     38.9     41.0     42.2       356.6
Unconditional purchase
  obligations..................     412.0      220.6    155.7     35.7       --       --          --
                                 --------   --------   ------   ------   ------   ------    --------
                                 $5,554.5   $  868.4   $677.1   $639.9   $666.7   $535.5    $2,166.9
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

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2005 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2006...................................................  $ 11.8    $  160.5      $ 42.1
2007...................................................    11.1       144.8        38.7
2008...................................................    11.0       145.0        38.9
2009...................................................    10.7       142.8        41.0
2010...................................................     8.1       140.6        42.2
Years thereafter.......................................    36.4       952.3       356.6
                                                         ------    --------      ------
                                                           89.1    $1,686.0      $559.5
                                                                   ========      ======
Less: amounts representing interest....................   (26.6)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 62.5
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

                                                     GATX CORPORATION
                                                       (Registrant)

                                                  /s/ BRIAN A. KENNEY
                                          --------------------------------------
                                                     Brian A. Kenney
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                     March 24 , 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  /s/ BRIAN A. KENNEY                        Chairman, President and
 ------------------------------------------------------      Chief Executive Officer
                    Brian A. Kenney                            (Principal Executive
                    March 24 , 2006                                  Officer)


                  /s/ ROBERT C. LYONS                             Vice President
 ------------------------------------------------------    and Chief Financial Officer
                    Robert C. Lyons                            (Principal Financial
                    March 24 , 2006                                  Officer)


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian                         (Principal Accounting
                    March 24 , 2006                                  Officer)


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


  By                 /s/ DEBORAH A. GOLDEN
        ------------------------------------------------
                       Deborah A. Golden
                       (Attorney in Fact)
                        March 24 , 2006

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