Form 10-K
period 2006-12-31
GATX CORP
filed 2007-03-01
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2328

(GATX LOGO)
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

500 West Monroe Street
Chicago, IL 60661-3676
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant’s telephone number, including area code)
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion on June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,031,184 common shares were outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 15, 2007	PART III

GATX CORPORATION

2006 FORM 10-K

PART I

Item 1.	Business

GENERAL

GATX Corporation (“GATX” or the “Company”) leases, manages, operates and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

At December 31, 2006, GATX had balance sheet assets of $4.6 billion, comprised largely of railcars and marine vessels. GATX also utilized approximately $1.3 billion of assets, primarily railcars, which were leased-in under operating leases and therefore were not recorded on the balance sheet.

In 2006, GATX agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. In 2004, GATX completed the sale of the assets and related nonrecourse debt of its former Technology segment (“Technology”). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

See discussion in Note 22 to the consolidated financial statements for additional details regarding foreign operations and see Note 23 to the consolidated financial statements for details regarding each segment’s operating results.

BUSINESS SEGMENTS

Rail

Rail is principally engaged in leasing tank and freight railcars and locomotives. At December 31, 2006, Rail had total assets of $4.7 billion including $1.3 billion of off balance sheet assets. Rail’s railcar leasing customers are comprised primarily of shippers of chemical, petroleum and food products as well as railroads. Rail’s locomotive leasing customers are primarily Class I, regional and short-line railroads and industrial users. Worldwide, Rail provides more than 125 railcar types used to ship over 600 different commodities. During 2006, approximately 29% of Rail’s revenue was derived from shipments of chemical products, 27% from shipments of petroleum products, 15% from shipments of food and agricultural products, 13% from leasing to railroads and 16% attributable to other revenue sources. Rail had approximately 1,000 customers in 2006, with no single customer accounting for more than 4% of Rail’s lease income.

Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2006, Rail’s worldwide fleet comprised of wholly owned and leased-in railcars totaled approximately 129,000 railcars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 17 years in North America and 23 years in Europe. Rail also had an ownership interest in approximately 27,000 railcars worldwide through investments in affiliated companies, including 5,800 railcars in North America and 21,200 railcars in Europe. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages approximately 4,800 railcars for third party owners.

The following table sets forth Rail’s fleet data as of December 31, 2006:

	Tank	Freight		Affiliate
	Railcars	Railcars	Total	Railcars	Total

North America	61,347	49,131	110,478	5,792	116,270
Europe	18,245	226	18,471	21,220	39,691

	79,592	49,357	128,949	27,012	155,961

At the end of 2006, there were approximately 1.4 million freight cars and 291,000 tank cars operating in North America. Rail’s freight car fleet comprised approximately 3% of all North American freight cars. Rail’s tank car fleet comprised approximately 21% of all North American tank cars and 30% of lessor owned tank cars. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation and various other lessors. Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail leases new railcars for terms that generally range from five to ten years. Renewals on existing leases are typically for periods ranging from three to seven years. The average remaining lease term of the North American fleet is four years as of December 31, 2006. Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Union Tank Car Company, American Railcar Industries, Inc., Freight Car America, National Steel Car Ltd. and The Greenbrier Companies. In 2002, Rail entered into agreements with Trinity Industries and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured railcars, respectively, which will be delivered through early 2008. As of December 31, 2006, a total of 5,832 railcars have been delivered under these agreements. During 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. for delivery, beginning in 2008, of up to 4,000 newly manufactured railcars to be delivered through 2011.

Rail operates a network of major service centers across North America that perform significant repair and regulatory compliance work on its fleet. The major service centers are supplemented by a number of mini and fast track service centers and a fleet of service trucks (mobile repair units) for repairs that do not require the resources of a major shop. Rail also utilizes third-party service centers for approximately 32% of fleet repairs.

Rail’s North American operation also includes its locomotive leasing business, which consists of the purchase, reconditioning and leasing of four axle, medium horsepower locomotives. These locomotives have not been manufactured in any material quantity since the mid-1980s; however, they remain in demand by railroads and shippers. As a result, with periodic maintenance and refurbishments Rail expects these locomotives to continue to be marketable and to yield an attractive return. At December 31, 2006, the locomotive fleet consisted of 517 locomotives. Additionally, Rail manages 332 locomotives for an affiliate. Locomotives are generally leased for terms that range from month-to-month up to 15 years. Rail’s locomotives have remaining depreciable lives of 10 to 20 years. Rail’s major competitors in the North American locomotive leasing market are Helm Financial Corporation and National Railway Equipment Corporation. Competitive factors in the market are similar to railcar leasing and include equipment condition, availability, customer service and pricing. In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners, LLC (“LLP”) joint venture, which owned 465 four-axle locomotives as of the acquisition date.

In Europe, the railcar fleet generally has lease terms ranging from one to five years. Rail’s operations consist of its German, Austrian and Polish wholly owned subsidiaries. Rail operates in the home countries of its subsidiaries and leases railcars to customers in those countries as well as most other countries in Western and Central Europe. Rail also operates two repair facilities in Europe that perform significant repairs and regulatory compliance for owned railcars. The owned service centers are also supplemented by a number of third party service centers. Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail’s primary competitors in Europe are VTG Aktiengesellschaft, CTL Logistics Group, Emerwa and Orlen Koltrans. Rail also has a 37.5% ownership interest in AAE Cargo AG, the leading standard freight car rental company in Europe. AAE is headquartered in Switzerland and has a fleet of approximately 21,200 freight and intermodal railcars.

Specialty

The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets. At December 31, 2006, total investments in the Specialty portfolio, including off balance sheet assets, were $499.9 million, of which approximately 40% (including joint venture investments) were marine assets. Specialty also provides equipment residual value guarantees, which enable it to share in any asset value in excess of the guaranteed amount. As of December 31, 2006, Specialty was party to approximately 100 such residual value guarantees that expire between 2007 and 2012. Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has a high level of expertise. Specialty generates fee income through portfolio administration and asset remarketing of these managed assets. As of December 31, 2006, the approximate net book value equivalent of Specialty’s managed portfolio was $470.4 million.

The following table sets forth information on Specialty’s assets as of December 31 (in millions):

	On Balance	Off Balance		Managed
	Sheet	Sheet	Total	Assets

2006	$491.9	$8.0	$499.9	$470.4
2005	455.5	11.7	467.2	555.8
2004	505.5	12.8	518.3	728.7

Prior to 2005, the former Venture Finance business unit, whose portfolio is managed by Specialty, provided loan and lease financing to early-stage, venture-capital backed companies. The financing was typically secured by equipment and/or by a lien on the customer’s property, including intellectual property. The Venture Finance portfolio was substantially liquidated as of December 31, 2005.

The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty’s ability to compete are GATX’s relative cost of capital, size and scale of our competitors, and the availability of many different financing alternatives for our potential customers.

ASC

ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities. ASC’s sailing season is generally late March through mid-December; however, weather conditions permitting, certain vessels may operate through mid-January.

At December 31, 2006, ASC had total assets of $299.6 million. In June 2006, ASC acquired six vessels from Oglebay Norton Marine Services for $126.3 million, increasing the size of its fleet to 18 vessels. Included in the acquisition were a warehouse and the spare parts inventory of the acquired vessels. Fifteen of ASC’s vessels are motor powered vessels constructed in the 1970’s and early 1980’s, having an average age of 29 years and an estimated useful life of 50 years. The three remaining vessels are steam powered vessels built in the 1940’s and 1950’s and have an estimated remaining useful life of ten years. Notwithstanding these useful life estimates, these vessels, operating exclusively in the fresh water conditions of the Great Lakes, may achieve extended use with proper care and maintenance.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity.

The following table sets forth ASC’s fleet as of December 31, 2006:

	Length	Capacity
Great Lakes Vessels	(feet)	(gross tons)

M/V American Spirit	1004 ¢	62,400
M/V Burns Harbor	1000 ¢	80,900
M/V Indiana Harbor	1000 ¢	80,900
M/V Walter J. McCarthy, Jr.	1000 ¢	80,900
M/V American Century	1000 ¢	78,850
M/V American Integrity	1000 ¢	44,800
M/V American Mariner	730 ¢	37,300
M/V H. Lee White	704 ¢	35,400
M/V John J. Boland	680 ¢	34,000
M/V Adam E. Cornelius	680 ¢	29,200
Str. American Victory	730 ¢	26,300
Str. American Valor	767 ¢	25,500
Str. American Fortitude	690 ¢	22,300
M/V American Republic	634 ¢-10 ²	25,600
M/V Buffalo	634 ¢-10 ²	24,300
M/V Sam Laud	634 ¢-10 ²	24,300
M/V American Courage	634 ¢-10 ²	23,800

ASC’s customers are comprised primarily of consumers of iron ore, western and eastern coal, and metallurgical limestone and limestone aggregates. During 2006, approximately 49% of ASC’s revenue was derived from shipments of iron ore pellets for integrated steel producers, 32% from shipments of coal for electric utility and power generation companies, 13% from shipments of limestone for construction and industrial users, and 6% from other revenue sources. ASC served over 30 customers in 2006 with the top five customers comprising 67% of ASC’s total revenue.

ASC negotiates transportation agreements for 17 of its vessels with terms that range from one to fifteen years. ASC’s customer portfolio has remained relatively stable over the past three years, and includes a mix of companies in the steel production, power generation and construction industries. Additionally, one vessel operates under a long-term time charter agreement that expires in 2015.

At the end of 2006, there were approximately 112 million net tons of vessel freight capacity on the Great Lakes distributed among approximately 50 vessels. ASC’s fleet represents approximately 37% of the total Great Lakes capacity. ASC’s primary competitors on the domestic Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Key Lakes, Inc., VanEnkevort Tug and Barge, Grand River Navigation, and Wisconsin & Michigan Steamship Company. ASC principally competes on the basis of price, customer relationships and service capabilities ranging from multiple dock loads/discharges, cargo blending, and range of vessel size, which provides customers with optimal shipping flexibility.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

Patents, trademarks, licenses and research and development activities are not material to GATX’s businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

Seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. GATX’s segment concentrations, if material, are described above.

EMPLOYEES

As of December 31, 2006, GATX employed approximately 2,340 persons, of whom 51% were covered by union contracts.

ENVIRONMENTAL MATTERS

GATX’s operations, as well as those of its competitors, are subject to extensive federal, state, local and foreign environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the cost and liability associated with leasing and operating assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Some of GATX’s current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal and state statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2006, environmental costs were not material to GATX’s results of operations, financial position or liquidity. For further discussion, see Note 15 to the consolidated financial statements.

AVAILABLE INFORMATION

GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Charters for the Audit Committee, Compensation Committee and Governance Committee, the Corporate Governance Guidelines, a Code of Ethics and a Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Senior Officers and any waiver thereof. The information on GATX’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors

GATX is subject to a number of risks which investors should consider.

GATX may not be able to secure financing to fund its operations or contractual commitments.

GATX is dependent, in part, upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, GATX’s financial performance and GATX’s credit ratings and outlook as determined primarily by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). It is also possible that GATX’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

United States and world economic and political conditions, including acts or threats of terrorism and/or war, could adversely affect GATX.

National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX. The effects may include: legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction and/or operation of railcars and marine vessels, a decrease in demand for rail and marine services, lower utilization of new and existing rail and marine equipment, lower rail lease and marine charter rates; impairments of rail and marine assets or capital market disruption, which may raise GATX’s financing costs or limit its access to capital, and liability or losses resulting from acts of terrorism involving GATX’s assets. Depending upon the severity, scope and duration of these effects, the impact on GATX’s financial position, results of operations and cash flows could be material.

Competition could result in decreased profitability.

GATX is subject to intense competition in its businesses. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX’s asset utilization or GATX’s ability to lease assets or make loans on a profitable basis.

GATX depends upon continued demand from customers for its assets.

GATX relies upon continued demand from its customers for its assets. This demand depends upon the stability and growth of customer operating requirements. A number of our customers operate in cyclical markets, such as the steel, chemical and construction industries, and demand for our assets is tied to cycles in those markets. Other factors influencing customer operating requirements include changes in production volumes, potential changes in supply chains, choices regarding type of transportation asset, availability of substitutes, and other operational needs.

In many cases, demand for GATX’s assets is also dependent on customers’ desire to lease, rather than purchase assets. There are a number of items that factor into the customer’s decision whether to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations and operational flexibility. GATX has no control over these external considerations and changes in these factors could negatively impact demand for its assets held for lease.

GATX cannot predict whether inflation will continue to have a positive impact on its financial results.

Inflation in leasing rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GATX’s financial results. Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors.

GATX’s assets may become obsolete.

GATX’s assets are subject to functional, regulatory or economic obsolescence. Although GATX believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals or the adoption of new regulatory requirements will not unexpectedly cause asset obsolescence in the future.

GATX’s allowance for possible losses may be inadequate to protect against losses.

GATX’s allowance for possible losses on gross receivables may be inadequate if unexpected adverse changes in the economy differ from the expectations of management, or if discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses related to gross receivables, then GATX’s financial position or results of operations could be negatively impacted.

The fair market value of its long-lived assets may differ from the value of those assets reflected in its financial statements.

GATX’s assets consist primarily of long-lived assets such as railcars, marine vessels and industrial equipment. The carrying value of these assets in the financial statements may at times differ from their fair market value. These valuation differences may be positive or negative and may be material based on market conditions and demand for certain assets. GATX regularly reviews its long-lived assets for impairment.

GATX may incur future asset impairment charges.

An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact GATX’s estimates of expected cash flows to be generated from its long-lived assets or joint venture investments. GATX regularly reviews long-lived assets and joint ventures for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. GATX may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.

GATX may not be able to procure insurance on a cost-effective basis.

The ability to insure its assets and their associated risks is an important aspect of GATX’s ability to manage risk. There is no guarantee that such insurance will be consistently available on a cost-effective basis in the future.

GATX is subject to extensive environmental regulations and the costs of remediation may be material.

GATX is subject to federal and state requirements for protection of the environment, including those for discharge of contaminated materials and remediation of contaminated sites. Environmental exposure is routinely assessed, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for environmental and remediation costs to be materially different from the costs GATX has estimated.

GATX has been, and may in the future be, involved in various types of litigation.

The nature of assets which GATX owns exposes the Company to the potential for various claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. The transportation of certain commodities by GATX’s railcars and marine vessels, particularly those classified as hazardous materials, pose risks resulting in potential liabilities and losses that could have a significant effect on GATX’s consolidated financial condition or results of operations.

High energy and commodity prices could have a negative effect on the demand for GATX’s products and services.

Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, either directly in the form of raw material costs in industries such as the chemical and steel industries, or indirectly in the form of increased transportation cost. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the demand for GATX’s operating assets and assets held for lease, as well as related services. In addition, sustained high steel prices could result in sustained high new railcar acquisition costs for GATX.

New regulatory rulings could negatively affect GATX’s profitability.

GATX’s rail and marine operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GATX’s operations are also subject to the jurisdiction of regulatory agencies of foreign countries. New domestic or foreign regulatory rulings may negatively impact GATX’s financial results through higher maintenance costs or reduced economic value of its assets.

Events or conditions negatively affecting certain assets, customers or geographic regions in which GATX has a large investment could have a negative impact on its results of operations.

GATX’s revenues are generally derived from a number of different asset types, customers, industries and geographic locations. However, from time to time, GATX could have a large investment in a particular asset type, a large revenue stream associated with a particular customer, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a particular asset type, discrete events with a specific customer or industry, or adverse regional economic conditions, particularly for those assets, customers or regions in which GATX has a concentrated exposure, could have a negative impact on GATX’s results of operations.

Fluctuations in foreign exchange rates could have a negative impact on GATX’s results of operations.

GATX’s results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of foreign subsidiaries, when translated, may differ materially from period to period. GATX is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GATX domestically and internationally, and could have a negative impact on GATX’s results of operations.

GATX may be unable to maintain assets on lease or charter at satisfactory rates.

GATX’s profitability is largely dependent on its ability to maintain assets on lease (utilization) at satisfactory lease rates or charter rates. A number of factors can adversely affect utilization, lease and charter rates, including, but not limited to: an economic downturn causing reduced demand or oversupply in the markets in which GATX operates, changes in customer behavior, or any other change in supply or demand caused by factors discussed in this Risk section.

GATX may be subject to risk factors inherent in its joint venture investments.

GATX’s investments include noncontrolling interests in a number of affiliates and joint ventures managed and operated by third parties. These entities are subject to many of the same risk factors outlined herein. GATX may be indirectly exposed to these risks through its ownership interest in these entities, and adverse developments at the entity level could potentially have a negative impact on GATX’s results of operations.

Changes in assumptions used to calculate post-retirement costs could adversely affect GATX’s results of operations.

GATX’s pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX’s results of operations and financial condition.

GATX’s effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries.

GATX is subject to taxes in both the U.S. and various foreign jurisdictions. As a result, GATX’s effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or by material audit assessments.

GATX’s internal control over financial accounting and reporting may not detect all errors or omissions in the financial statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by the Company’s independent auditors addressing these assessments. If GATX fails to maintain the adequacy of internal control over financial accounting, the Company may not be able to ensure that GATX can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although GATX’s management has concluded that adequate internal control procedures are in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk exists that GATX’s internal control may not detect all errors or omissions in the financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, Business, of this document.

At December 31, 2006, locations of operations were as follows:

GATX Headquarters
Chicago, Illinois

Rail

Business Offices
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Raleigh, North Carolina
York, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Warsaw, Poland

Major Service Centers
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Coteau-du-Lac, Quebec
Montreal, Quebec
Moose Jaw, Saskatchewan
Hanover, Germany
Tierra Blanca, Mexico
Gdansk, Poland
Ostroda, Poland

Mini Service Centers
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Plantersville, Texas
Gdansk, Poland
Plock, Poland
Slotwiny, Poland

Fast Track Service Centers
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Schreveport, Louisiana
Kansas City, Missouri
Masury, Ohio
Galena Park, Texas
Houston, Texas
Mobile Service Units
Mobile, Alabama
Colton, California
Tampa, Florida
Sioux City, Iowa
Donaldsonville, Louisiana
Lake Charles, Louisiana
Albany, New York
Cooperhill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Vancouver, British Columbia
Clarkson, Ontario
Quebec City, Quebec

Specialty

Business Offices
San Francisco, California
Alpharetta, Georgia

American Steamship Company

Business Offices
Williamsville, New York
Toledo, Ohio

Item 3.	Legal Proceedings.

Schneider, et al. v. CSX Transportation, Inc., et al.

On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. v. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the Rail division of GATX Financial Corporation (“GFC”), a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to do so. The defendants have offered to settle this suit by funding an escrow of $415,000, which will be disbursed upon receipt of releases from the plaintiffs and the dismissal of the uncertified class action by the Court. The parties are proceeding to finalize the settlement documents and processes and will then seek appropriate Court orders and approvals.

Grabinger v. Canadian Pacific Railway Company, et al.

On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit sought damages arising out of a derailment on January 18, 2002 of a Canadian Pacific Railway (“CP”) train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars (including tank cars owned by GFC) fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs alleged among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleged that the incident was proximately caused by the defendants who were liable under a number of legal theories. On June 18, 2004, the plaintiff filed an amended complaint based on the findings of the National Transportation Safety Board (“NTSB”) report released on March 9, 2004, which concluded that the catastrophic fracture of tank cars increased the severity of the accident and added GFC and others as defendants. Specifically, the allegations against GFC were that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability.

GFC filed a motion for summary judgment at the close of discovery and in December 2005, the court granted summary judgment in favor of GFC. CP subsequently settled with the Grabinger plaintiffs and on February 7, 2006, the trial court entered final judgment in GFC’s favor. No appeals of this order were taken and judgment in GFC’s favor is final.

In addition to the Grabinger matter, a number of other individuals who alleged to have been affected by the derailment had previously initiated litigation asserting that car owners, including GFC, were in part responsible for damage caused by the incident. GFC was joined to nine of these suits but was subsequently dismissed without prejudice from these actions. Numerous lawsuits remain pending against CP relating to the Minot derailment.

Flightlease Litigation

In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly owned subsidiary of GFC, entered into a joint venture with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (formerly known as Airbus Industrie) (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, Third Aircraft and FHG entered into an agreement (the “Split Agreements”) pursuant to which the parties to the joint venture agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to

Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the “GATX Agreement”) and AVSA S.A.R.L. credited approximately $77.8 million of the PDPs to GFC. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it will pay to Airbus any amount Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the “Reimbursement Agreement”). GFC’s liability under the Reimbursement Agreement is capped at approximately $77.8 million. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.

On October 14, 2005, FHG, acting by its liquidators (the “FHG Liquidators”), filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GFAC, against GFC, Third Aircraft, and Mr. James H. Morris and Mr. Alan M. Reinke, then officers of a division of GFC (the “FHG Action”). The complaint alleged (1) that Messrs. Morris and Reinke, as directors of GFAC, breached fiduciary duties to GFAC; (2) that GFC and Third Aircraft knowingly and/or dishonestly assisted such breaches; (3) that all defendants conspired to deprive GFAC of assets and advance the interests of GFC and Third Aircraft at the expense of GFAC; and (4) that Third Aircraft was unjustly enriched. The complaint seeks damages (in respect of claims (1), (2) and (3)) in an amount including, but not necessarily limited to, approximately $227.6 million, and (in respect of claim (4)) in an amount including, but not necessarily limited to, approximately $77.8 million. GFC has indemnified Messrs. Morris and Reinke against losses they suffer or incur as a result of their service as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke.

On October 13, 2006, the parties entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) which, among other things, provides for a standstill of claims or potential claims between or among the parties to the FHG Action. Pursuant to the Tolling Agreement, on October 24, 2006, this action was dismissed without prejudice and the governing statutes of limitation were tolled with respect to any claims, counterclaims and defenses asserted in the FHG Action. The Tolling Agreement also provides that FHG shall not bring any claims asserted in the FHG Action (or any substantially similar claims) against GFC, Third Aircraft, GFAC, or Messrs. Morris or Reinke until the conclusion of GFAC’s action against Airbus pending in the Supreme Court of the State and County of New York (the “Airbus Action”) described below. In the event that GFC or Third Aircraft seek and are permitted to intervene in the Airbus Action, FHG can seek to amend its intervenor’s complaint in this action to include claims against GFC or Third Aircraft, including claims made in the FHG Action, but GFC and Third Aircraft can oppose any such effort by FHG. The Tolling Agreement does not resolve the merits or liability for (or against) any claims nor require payment of any monetary compensation by any party to another party.

In connection with the Tolling Agreement, FHG and Messrs. Morris and Reinke, as directors of GFAC, executed an agreement which provides, among other things, that FHG would take the lead role in litigating the Airbus Action and would fund all fees, costs and expenses of the litigation other than those fees, costs and expenses incurred by GFAC at the direction, or related to the depositions, of Messrs. Morris and Reinke.

On October 10, 2005, GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging (1) that Airbus’ termination of the GFAC Agreement was wrongful and a material breach and repudiation by Airbus of the GFAC Agreement; (2) that Airbus, by retaining PDPs paid by GFAC under the GFAC Agreement, unjustly enriched itself at GFAC’s expense; (3) that Airbus breached an implied duty of good faith and fair dealing to GFAC; and (4) that the liquidated damages provision in the GFAC Agreement is unenforceable as a penalty. The complaint seeks restitution and damages in an unspecified amount in the “millions of dollars.” On December 7, 2005, FHG, acting by the FHG Liquidators, filed a motion seeking permission to intervene in GFAC’s action, to protect its interest in the action, and to file an intervenor’s complaint. The intervenor’s complaint repeats the material allegations made in GFAC’s complaint and seeks restitution from Airbus of the approximately $227.6 million in unutilized PDPs paid by GFAC prior to October 1, 2001, and damages and interest in unspecified amounts. On February 16, 2006, the Court granted FHG permission to intervene and deemed FHG’s intervenor’s complaint to be filed against Airbus. On December 9, 2005, Airbus filed an answer and counterclaim to GFAC’s complaint which (1) denies the material allegations of GFAC’s complaint, (2) asserts affirmative defenses, (3) seeks a declaratory judgment that Airbus validly terminated the GFAC Agreement and is entitled to retain the approximately $227.6 million in unutilized PDPs made by GFAC prior to October 1, 2001, and (4) in the alternative, if the liquidated damages provision in the GFAC Agreement is deemed to be unenforceable as a penalty, asserts a claim for breach of contract and damages in an amount to be determined at trial but allegedly

“well in excess of $228 million.” On February 10, 2006, GFAC filed a reply to Airbus’ counterclaims which (1) denies the material allegations of the counterclaims, and (2) asserts affirmative defenses. On April 4, 2006, Airbus moved for partial summary judgment on GFAC’s and FHG’s claims for breach of contract and the implied covenant of good faith and fair dealing. By order dated, December 20, 2006, the court denied Airbus’ motion for partial summary judgment. Discovery is ongoing. Should GFAC ultimately succeed in recovering from Airbus PDPs with respect to the GATX Allocated Aircraft, GFC may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. The Company believes it unlikely Airbus will be required to make such a payment to GFAC and, in consequence, that it is unlikely GFC will be required to make a corresponding payment to Airbus under the Reimbursement Agreement. Furthermore, in the unlikely event GFC is required to make a payment to Airbus under the Reimbursement Agreement, the Company believes that Third Aircraft should recover at least such amount from GFAC, the 50% subsidiary of Third Aircraft.

Huntington Release Litigation

GFC has been named in a series of civil actions filed in the Circuit Court of Wayne County, West Virginia. The suits were filed by residents and businesses who occupy property near a hazardous material transloading facility in Huntington, West Virginia. On October 28, 2004, approximately 22,000 gallons of coal tar light oil were released from a GFC tank car leased to Marathon Ashland Petroleum Company during an unloading operation at that facility. Some of the commodity is alleged to have escaped into a local sewer system and a nearby creek. Immediately following the release, residents of 500 nearby homes, at least one school and several businesses were evacuated.

The allegations in each of the suits are essentially identical. The approximately 780 plaintiffs in the suits generally allege to have suffered physical and mental harm, diminished property values, lost profits or increased risk of disease for which the defendants are responsible under various theories. In each suit, the plaintiffs seek compensatory and punitive damages and injunctive relief.

In addition to the foregoing claims, co-defendant Marathon Ashland Petroleum Co. asserted cross claims against GFC alleging that GFC failed to provide a suitable tank car and failed to adequately maintain the tank car. Those claims have been resolved by agreement of the parties, with GFC paying nothing.

GFC has negotiated settlements with plaintiffs in all but two of the cases. One of the settlements will resolve eight of the cases filed by one attorney group representing approximately 440 plaintiffs. In exchange for a complete release of all claims, GFC agreed to pay $390,000 to be disbursed among the parties by their counsel. Under the terms of the remaining settlements, GFC, in exchange for full releases and dismissals of the actions, will pay $115,000 for approximately 340 plaintiffs.

In September 2006, GFC was named as a co-defendant in a CERCLA cost recovery action filed in the United States District Court Eastern District of Kentucky, Veolia ES Special Services, Inc. (f/ka Onyx Special Services, Inc.) v. TechSol Chemical Company, et al Case No. 0:06cv-136-HRW. The plaintiff is the environmental remediation contractor retained by a co-defendant, TechSol Chemical Co., the entity that was offloading the tank car at the time of the spill. Since TechSol is no longer operating, the contractor is seeking to recover more than $640,000 in response costs from “potentially responsible parties” (“PRPs”) which currently include GFC and three other named defendants. GFC believes that the claim is without merit and intends to vigorously defend against it.

In connection with the same spill, in November 2006, GFC was named as a co-defendant in an action filed in the Circuit court of Wayne County, West Virginia, Kellogg Company; Kellogg Sales Company; and Keebler Company v. TechSol Chemical Company, et al, Civil Action No.: 06-C-237. The plaintiff seeks compensation for lost profits, property damage and punitive damages alleged suffered as a result of the release which was in proximity to the plaintiff’s distribution center. GFC believes that it has meritorious defenses against all of the above claims and that there is no basis for any liability to the plaintiff or other defendants.

Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.

In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that DEC breached a Conditional Sales Agreement (“Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”) which was an indirect subsidiary of PKP. The condition allegedly breached was that DEC was to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan.

The Agreement had been amended by Kolsped and DEC to permit DEC to satisfy this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (“Kolsped Note”). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP which was subsequently upheld by the Court of Appeal.

After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note, and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for approximately $30 million, the amount, based on current exchange rates, including interest and costs, PKP allegedly paid to the bank. On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period.

On November 13, 2006, PKP served a writ amending its complaint demanding that DEC issue a new promissory note to replace the note previously annulled. DEC responded with a number of defenses, including that such an amendment was time barred, and requested dismissal of this new claim. DEC has been notified that Nafta Polska, the former owner of DEC, will intervene in support of DEC. The parties intend to engage in mediation although no hearing date has been set.

DEC believes that it has meritorious defenses to the complaint and intends to vigorously defend this lawsuit.

Other Legal Proceedings

Information concerning other claims and litigation is described under “Other Contingencies” in Note 15 of the consolidated financial statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

		Position
		Held
Name	Office Held	Since	Age

Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	47
Robert C. Lyons	Vice President and Chief Financial Officer	2004	43
James F. Earl	Executive Vice President and Chief Operating Officer	2006	50
Deborah A. Golden	Vice President, General Counsel and Secretary	2006	52
Gail L. Duddy	Senior Vice President — Human Resources	2004	54
William M. Muckian	Vice President, Controller and Chief Accounting Officer	2002	47
William J. Hasek	Vice President and Treasurer	2002	50
S. Yvonne Scott	Vice President and Chief Information Officer	2004	48
Curt F. Glenn	Vice President, Portfolio Management	2003	52
Clifford J. Porzenheim	Vice President, Strategic Growth	2006	43

•	Mr. Kenney has served as Chairman and Chief Executive Officer of GATX since 2005. Previously, Mr. Kenney served as President of GATX from 2004 to 2005, Senior Vice President and Chief Financial Officer of GATX from 2002 to 2004, Vice President and Chief Financial Officer of GATX from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•	Mr. Lyons has served as Chief Financial Officer of GATX since 2004. Previously, Mr. Lyons served as Vice President, Investor Relations of GATX from 2002 to 2004, Director of Investor Relations of GATX from 1998 to 2002, and Project Manager, Corporate Finance from 1996 to 1998.

•	In 2006, Mr. Earl was elected Executive Vice President and Chief Operating Officer. Previously, Mr. Earl served as Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•	In 2006, Ms. Golden joined GATX and was elected Vice President, General Counsel and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel with Midwest Generation, LLC from 2004 to 2005, Deputy General Counsel to the Governor of the State of Illinois from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc from 1997 to 2001.

•	Ms. Duddy has served as Senior Vice President — Human Resources of GATX since 2004. Previously, Ms. Duddy served as Vice President — Human Resources from 1999 to 2004, Vice President, Compensation and Benefits and Corporate Human Resources from 1997 to 1999, Director of Compensation and Benefits from 1995 to 1997, and Director of Compensation from 1992 to 1995.

•	Mr. Muckian has served as Vice President, Controller and Chief Accounting Officer of GATX since 2002. Previously, Mr. Muckian served as Controller and Chief Accounting Officer of GATX from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•	Mr. Hasek has served as Vice President and Treasurer of GATX since 2002. Previously, Mr. Hasek served as Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

•	Ms. Scott has served as Vice President and Chief Information Officer since 2004. Previously, Ms. Scott served as Chief Information Officer from 2003 to 2004, Vice President and Chief Information Officer — Rail from 2002 to 2003, Vice President Strategic Initiatives from 2001 to 2002, Vice President Integrated Solution Group from 1999 to 2001, and a variety of increasingly responsible positions since she joined GATX in 1990.

•	In 2006, Mr. Glenn was elected Vice President — Portfolio Management. Previously, Mr. Glenn served as a GATX Corporation Vice President since 2004 and Executive Vice President of Specialty since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX

Financial Corporation from 2000 to 2003 and a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

•	In 2006, Mr. Porzenheim was elected Vice President — Strategic Growth. Previously, Mr. Porzenheim served as Senior Vice President — Rail Fleet Management and Marketing from 2002 to 2006, Vice President of Corporate Strategy from 1999 to 2002 and Director of Corporate Development from 1996 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common stock holders of record as of February 6, 2007 was 3,075. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

					2006	2005
	2006	2006	2005	2005	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared

First quarter	$41.56	$36.25	$33.59	$26.29	$0.21	$0.20
Second quarter	48.58	38.63	35.60	31.43	0.21	0.20
Third quarter	43.24	35.69	41.85	34.04	0.21	0.20
Fourth quarter	47.12	40.50	40.10	35.38	0.21	0.20

For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Note 18 to the consolidated financial statements. For information regarding restricted net assets, see Note 11 to the consolidated financial statements.

GATX Common Sock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The GATX Common Stock Performance Graph sets forth a comparison of the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies within the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and the Russell 1000 Financial Services Index (“Russell 1000”). The performance graph assumes $100.00 was invested in GATX Common Stock and each of the indices on December 31, 2001, and all dividends were reinvested.

Item 6.	Selected Financial Data

	Year Ended or at December 31
	2006	2005(a)	2004(b)	2003	2002
	In millions, except per share data

Results of Operations
Gross income	$1,229.1	$1,103.1	$1,100.7	$967.9	$931.0
Income from continuing operations before cumulative effect of accounting change	150.5	105.6	155.4	69.3	24.0
Per Share Data
Basic:
Income from continuing operations before
cumulative effect of accounting change	$2.95	$2.11	$3.15	$1.41	$0.49
(Loss) income from discontinued operations	(0.76)	(2.40)	0.29	0.16	0.23
Cumulative effect of accounting change	—	—	—	—	(0.72)

Total	$2.19	$(0.29)	$3.44	$1.57	$—

Average number of common shares (in thousands)	51,001	50,106	49,348	49,107	48,889
Diluted:
Income from continuing operations before cumulative effect of accounting change	$2.63	$1.94	$2.80	$1.38	$0.49
(Loss) income from discontinued operations	(0.63)	(1.96)	0.24	0.15	0.23
Cumulative effect of accounting change	—	—	—	—	(0.72)

Total	$2.00	$(0.02)	$3.04	$1.53	$—

Average number of common shares and common share equivalents (in thousands)	62,101	61,020	60,082	51,203	49,062
Dividends declared per share of common stock	$0.84	$0.80	$0.80	$1.28	$1.28

Financial Condition
Assets	$4,644.0	$5,244.4	$5,612.9	$6,080.6	$6,428.3
Debt and capital lease obligations	2,214.7	2,872.6	3,132.1	3,493.5	3,868.0
Shareholders’ equity	1,163.0	1,022.3	1,080.9	888.9	800.6

(a)	In 2006, GATX disposed of its Air segment. As a result, Air has been segregated and classified as discontinued operations and amounts for all periods presented have been restated to reflect this classification. Additionally, continuing operations for 2005 changed from a net loss to net income, causing diluted EPS for 2005 to be based on a higher average common share equivalent.

(b)	Income from continuing operations in 2004 includes a gain on the sale of an idle property of $68.1 million ($37.8 million after-tax) and insurance recoveries of $48.4 million ($31.5 million after-tax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General information and characteristics of GATX Corporation (“GATX” or the “Company”), including reporting segments, is included in Item 1, Business, of this document.

The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” or “project” and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In addition, certain factors, including Risk Factors identified in Part I of this document may affect GATX’s businesses. As a result, past financial results may not be a reliable indicator of future performance.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non-GAAP (Generally Accepted Accounting Principles) financial measures. See “Non-GAAP Financial Measures” for additional information including definitions of terms and reconciliations to related GAAP financial components.

GATX leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

The Company’s former Air and Technology segments have been segregated and presented as discontinued operations for all periods presented, see “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2006	2005	2004
	(In millions, except per share data)

Gross Income
Rail	$883.0	$821.9	$746.5
Specialty	135.7	140.3	122.1
ASC	209.8	138.3	111.8

Total segment gross income	1,228.5	1,100.5	980.4
Other items and eliminations	0.6	2.6	120.3

Consolidated Gross Income	1,229.1	1,103.1	1,100.7

Segment Profit
Rail	247.9	201.5	159.5
Specialty	98.9	106.1	91.8
ASC	30.6	17.8	12.3

Total Segment Profit	377.4	325.4	263.6
Less:
Selling, general and administrative expenses	146.7	141.0	140.0
Unallocated interest expense, net	5.6	6.0	20.4
Other items and eliminations	(1.0)	6.4	(118.7)
Income taxes	75.6	66.4	66.5

Income from continuing operations	150.5	105.6	155.4
(Loss) Income from discontinued operations, net of taxes	(38.8)	(119.9)	14.2

Consolidated Net Income (Loss)	$111.7	$(14.3)	$169.6

Basic earnings per share — income from continuing operations	$2.95	$2.11	$3.15

Diluted earnings per share — income from continuing operations	$2.63	$1.94	$2.80

Financial Performance Measures

The following table presents financial performance measures for the Company based on financial data derived from the financial statements and non-GAAP components. For additional information on the Company’s use of non-GAAP components see Non-GAAP Financial Measures at the end of this Item. The Company uses these financial measures to analyze and assess underlying financial performance from period to period. The 2004 return measures were positively affected by certain non-operating events, primarily the gain from the sale of idle property and insurance recoveries. All amounts and ratios are based on continuing operations and are shown for the year ended December 31.

	2006	2005	2004

Return on equity	13.8%	10.0%	15.8%
Return on assets	2.8%	2.1%	3.1%

2006 Highlights

•	Income from continuing operations of $150.5 million was higher by $44.9 million or 43% compared to the prior year. The impact of a larger active fleet and rate increases at Rail combined with vessel purchases at ASC contributed to the increased earnings. Specialty also posted solid results, driven by strong remarketing gains and affiliate earnings.

•	Investment volume exceeded levels achieved in 2005 and 2004. Total investment volume reached $763.1 million in 2006, up from $503.2 million in 2005 and $534.8 million in 2004. Rail acquired nearly 7,000 railcars and locomotives worldwide in 2006, Specialty added marine and industrial assets to its portfolio and ASC significantly increased its fleet with the addition of six vessels.

•	The impact of higher earnings was evident in GATX’s return on equity (“ROE”) and return on assets (“ROA”). At 13.8% and 2.8%, respectively, both measures were up sharply compared to the prior year.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments; these items are discussed below under Other.

GATX allocates debt balances and related interest expense to each segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. In 2006, the Company revised its recourse leverage ratio levels for its segments to better align segment leverage with GATX’s consolidated leverage. The revised levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment’s risk-adjusted financial return. Historical financial information has been restated and all periods presented reflect the revised leverage levels. Certain other reclassifications have also been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

Rail

Segment Summary

The North American railcar market continued to strengthen in 2006, marking its third straight year of improving market conditions. Record highs were set in a number of industry wide indicators, such as railcar loadings and ton miles. Rail continued to achieve lease rate increases and maintained a 99% fleet utilization throughout the entire year. This was accomplished through renewals of leases with current lessees, assignments of railcars (whose lease term had expired) to new lessees, and the scrapping of older, generally inactive railcars. The strong market conditions have enabled Rail to put a greater emphasis on renewing contracts with current customers at attractive lease rates while also extending lease terms. Rail expects that this strategy should help reduce future revenue volatility. In addition, renewals of leases typically result in lower maintenance and transition costs than if the railcars are assigned to new customers. Rail expects lease income to continue to increase in 2007 as the full year effects of the 2006 lease rate increases will be fully realized. Additionally, leases for approximately 20,000 North American and 8,300 European railcars are scheduled to expire in 2007. Based on current market conditions, Rail generally expects to renew or assign these railcars at higher rates, which should also contribute to higher lease income in 2007.

Notwithstanding the improving conditions of the last few years, segments of the North American railcar leasing market have recently shown signs of weakness. In certain freight car types, Rail has identified situations at competitors where idle cars have increased and new cars have been delivered into storage. In addition, near term delivery opportunities are currently available for freight cars and tank cars at some manufacturers. Although Rail’s utilization remains at 99% at year end 2006, these developments will continue to be monitored closely in 2007.

In North America, Rail acquired 6,300 new and used railcars in 2006. High demand for railcars and high steel prices have increased current market prices for both new and used railcars. In 2002, Rail entered into committed purchase contracts (“committed purchase program”) with two railcar manufacturers in order to secure favorable pricing for new railcar purchases in exchange for specific volume purchase commitments. The committed purchase program, which expires in early 2008, has enabled Rail to purchase new railcars at a lower price than would otherwise have been available in the spot market. In 2006, approximately one third of new railcars were acquired through the committed purchase program. During 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. for delivery, beginning in 2008, of up to 4,000 newly manufactured railcars. Rail will continue to invest in the North American market during 2007 through the use of the committed purchase program, other new car orders and through select secondary market purchases.

Costs for maintaining the North American fleet continued to increase in 2006, primarily due to an increase in conversions of railcars for use in different types of services (which also increases their marketability), a greater number of regulatory inspections and repairs and a larger fleet. The trend of increasing maintenance costs is expected to continue in 2007 due to growth in the size of the fleet as well as price increases for railcar components and an anticipated increase in the number of certain types of higher cost repairs. Additional security and safety regulations, if enacted, may also increase future maintenance costs.

In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners LLC (“LLP”) joint venture. In 2005 and 2006, the earnings of the locomotive business are fully consolidated in Rail’s operating results, whereas in 2004, only 50% of the earnings from LLP were reflected as affiliate earnings. Rail’s locomotive business continued to experience growth in 2006. Higher lease rates and the placement of reconditioned locomotives on lease contributed to increases in locomotive lease income. As of December 31, 2006, Rail had 517 locomotives in its owned fleet and managed an additional 332 for an affiliate. Rail expects to expand its locomotive business in 2007.

Rail’s European operations also benefited from improving market conditions during 2006. Utilization in Europe was 96% at the end of 2006, up from 91% at the end of 2005, primarily due to the scrapping of older, generally inactive railcars. Rates on new and renewed leases increased, resulting in higher lease income; however, at a lesser increment than seen in North America. Rail expects lease rates in Europe to continue to rise in 2007. Rail also realized cost savings and operating efficiencies at its European operations in 2006, benefiting from the consolidation efforts executed over the prior two years. During 2006, Rail placed new cars in its primary markets of Austria, Germany and Poland and to a lesser extent into the emerging eastern European markets. Rail expects to make further investments in these markets during 2007 and will evaluate other European markets for potential expansion in the future. AAE Cargo AG (“AAE”) also experienced strong demand for its fleet, particularly intermodal railcars, due to high seaport volumes, growth in container freight traffic, and increased demand from private operators.

During 2006, Rail invested $533.6 million, acquiring approximately 6,300 railcars for its North American fleet, 600 railcars for its European fleet and 55 locomotives. Rail also exercised two purchase options on approximately 4,700 railcars previously leased in under operating leases for an aggregate cost of $260.9 million. Investment volume in 2005 totaled $402.9 million, with Rail acquiring approximately 5,900 railcars and 12 locomotives. In 2005, Rail also completed a sale leaseback transaction for 2,900 railcars with a net book value of $170.0 million.

Components of Rail’s operating results are outlined below (in millions):

	Years Ended December 31
	2006	2005	2004

Gross Income
Lease income	$780.0	$729.4	$659.5
Asset remarketing income	19.7	13.3	8.1
Fees	1.6	1.7	4.0
Other income	59.0	63.8	58.3

Revenues	860.3	808.2	729.9
Affiliate earnings	22.7	13.7	16.6

	883.0	821.9	746.5
Ownership Costs
Depreciation	146.1	132.1	124.2
Interest expense, net	98.6	77.9	77.0
Operating lease expense	163.0	176.2	166.0

	407.7	386.2	367.2
Operating Costs
Maintenance expense	201.7	193.3	186.8
Asset impairment charges	1.1	3.0	1.2
Other operating expense	24.6	37.9	31.8

	227.4	234.2	219.8

Segment profit	$247.9	$201.5	$159.5

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2006	2005	2004

North America	$644.7	$603.2	$566.5
Europe	108.0	102.0	93.0
Locomotives	27.3	24.2	—

	$780.0	$729.4	$659.5

Rail’s Fleet Data

The following table summarizes fleet activity for Rail’s North American railcars as of December 31:

	2006	2005	2004

Beginning balance	108,151	106,819	105,248
Cars added	6,302	5,400	6,236
Cars scrapped or sold	(3,975)	(4,068)	(4,665)
Ending balance	110,478	108,151	106,819
Utilization rate at year end	99%	98%	98%

The following table summarizes fleet activity for Rail’s European railcars as of December 31:

	2006	2005	2004

Beginning balance	18,854	18,446	18,229
Cars added	607	518	971
Cars scrapped or sold	(990)	(110)	(754)
Ending balance	18,471	18,854	18,446
Utilization rate at year end	96%	91%	88%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Segment Profit

Rail’s segment profit rose 23.0% or $46.4 million over 2005. The increase in profit was primarily the result of an average of 2,800 more railcars on lease, rate increases versus expiring rates on both lease renewals and assignments of existing cars and strong affiliate earnings in Europe. This was partially offset by the costs of a larger fleet including ownership and maintenance costs.

Gross Income

Rail continued to benefit from improving conditions in its markets during 2006 and as a result, revenues increased $52.1 million, reflecting higher lease rates and an average of 2,800 more cars on lease.

In North America, Rail had an average of 2,300 more cars on lease. Additionally, strong demand contributed to high lease renewal success, increased lease rates and near full utilization of the fleet. In combination, these factors resulted in a 6.9% increase in lease income. For the year ended December 31, 2006, the average North American renewal lease rate on a basket of common car types increased 14.3% over the expiring rate and fleet utilization for the entire year was 99%. Additionally, Rail extended the term on certain renewals, an action that is expected to temper future revenue volatility. Rail’s locomotive business also experienced growth during 2006 as higher lease rates and the placement of additional locomotives on lease contributed $3.1 million to the increase in lease income. Rail expects lease income to continue to increase into 2007 as lease rates on railcar renewals and assignments are expected to increase versus expiring rates, the full year effects of the 2006 lease rate increases are fully realized, and additional locomotives are placed on lease.

Rail’s European operations continued to improve; an average of over 500 more cars on lease and increased demand contributed to high lease renewal success and slightly higher lease rates, resulting in a 3.0% increase in lease income. The effect of the strengthening Euro and Polish Zloty on European sourced revenues also contributed favorably to results.

Asset remarketing income was $6.4 million higher as Rail took advantage of the strong market and sold certain railcar types out of its fleet. Other income decreased due to fewer billable repairs of third-party railcars. As Rail’s fleet of cars under full service leases has grown, service center activities have become increasingly focused on fleet repairs and regulatory compliance. Gains on the scrapping of railcars, resulting primarily from higher scrap steel prices, partially offset the decrease in billable repairs.

The increase in affiliate earnings reflects improved operating results at Rail’s affiliates as they also benefited from the strong market conditions. Additionally, mark to market gains of $4.9 million on certain derivative hedging instruments at the AAE affiliate also contributed to the increase. Prior year affiliates’ earnings were affected by the write down of an investment in a non-core foreign logistics business, partially offset by an asset remarketing gain recognized by a domestic affiliate.

Ownership Costs

Ownership costs increased $21.5 million primarily due to depreciation and interest associated with the larger fleet. Partially offsetting the increase were lower interest rates resulting from improved credit spreads for GATX. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that had been previously leased in under operating leases and the sale and leaseback in 2005 of approximately 2,900 railcars.

Operating Costs

Maintenance expenses increased $8.4 million, reflective of the increased costs associated with maintaining a larger fleet. Additionally, higher costs for increased repairs performed by railroads, component price increases for regular maintenance and conversion work, and higher European expenses due to the stronger Euro and Zloty also contributed to the higher costs.

Asset impairment charges were $1.9 million lower than 2005, which included the write down of a North American repair facility that was sold in 2006 and the write down of certain locomotives in Europe. In 2006, asset impairment charges consisted primarily of the loss on the sale of a European repair facility.

Other operating expenses decreased $13.3 million, driven by lower car and foreign franchise tax expenses, lower legal costs associated with claim defenses and favorable translation gains on U.S. denominated liabilities at

Rail’s European operations. Additionally, 2005 included $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Segment Profit

Rail’s segment profit rose 26.3% or $42.0 million primarily as a result of higher lease income from more railcars on lease and rate increases on both lease renewals and assignments of existing cars. The increase in lease income was partially offset by the costs of a larger fleet including ownership and maintenance costs.

Gross Income

Lease income was higher in both North American and European markets. North American renewal and assignment activity was strong and fleet utilization was 98%. Rail’s secondary market acquisitions and new railcar investments increased the average size of the active fleet by approximately 4,000 railcars over 2004, leading to a corresponding increase in lease income. In 2005, lease rates continued to improve as the average renewal rate on a basket of common railcar types increased 9.7% versus the expiring rate. Rail’s European leasing operations also improved as an increase in the average active fleet of 1,100 railcars, rising lease rates and stronger foreign exchange rates contributed to additional lease income. These results reflect Rail’s success in new markets, expanded investment in current markets and the transition of Rail Poland’s trip lease (pay as you go) business model to a term rental business model. Lease income also increased $24.2 million as a result of the acquisition of the locomotive business. No lease income from locomotives was reported in 2004 as Rail’s 50% share of LLP’s results was reported in share of affiliates’ earnings.

Asset remarketing income in 2005 primarily included a gain from the sale of certain six axle locomotives. Other income of $63.8 million increased $5.5 million primarily due to higher revenue for customer and railroad damage reimbursements and higher third party repair billings. This increase was partially offset by lower scrapping gains resulting from the combination of higher net book values of scrapped railcars as well as fewer railcars scrapped.

Share of affiliates’ earnings of $13.7 million decreased $2.9 million. Prior year results included the earnings from the LLP joint venture of $2.7 million. Additionally, 2005 included the write off of a non-core logistics investment. Excluding the effect of the locomotive change and the write down, share of affiliates’ earnings increased $2.4 million due to improved results at AAE.

Ownership Costs

Ownership costs increased $19.0 million primarily due to the impact of significant investment volume during 2004 and 2005 and the consolidation of LLP. The increase was partially offset by lower interest rates resulting from improved credit spreads for GATX. The mix of ownership costs was affected primarily by the sale and leaseback of railcars with a net book value of approximately $170.0 million.

Operating Costs

Maintenance expense increased $6.5 million. In North America, maintenance costs increased primarily due to costs associated with moving cars from idle to active service; conversion of railcars to new services; maintaining a larger fleet; and additional regulatory compliance, including the installation of long travel constant contact side bearings on certain railcars. Additionally, higher maintenance costs reflect higher railroad repairs driven by the new regulatory requirement to replace wheels more frequently.

Asset impairment charges increased $1.8 million primarily due to an impairment on a North American repair facility subsequently sold in 2006 and the write down of certain locomotives in Europe. Other operating expenses increased $6.1 million primarily due to $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada, which was an important component of a company-wide initiative to repatriate foreign earnings in 2005.

Railcar Regulatory Issues

Recent railroad derailments have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials.

One area of focus has been pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National Transportation Safety Board (“NTSB”) issued a report in 2004 recommending that the Federal Railroad Administration (“FRA”) conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. In July 2005, federal legislation was passed which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement an appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The FRA’s analysis is ongoing. To date, the NTSB has not recommended that pressurized tank cars built prior to 1989 be removed from service, nor has the FRA issued any rules or orders curtailing use of these cars. The Company owns or leases approximately 4,600 pre-1989 built pressurized tank cars in North America (4% of its North American fleet).

In December 2006, the Tank Car Committee of the Association of American Railroads (“AAR”) implemented new performance standards for tank cars that transport two hazardous materials, chlorine and anhydrous ammonia, in order to reduce the probability of a release of these materials in the event of a rail accident. The Tank Car Committee is a standing committee within the AAR Safety and Operations Department and develops and publishes specifications for the design, construction, maintenance and operation of tank cars. Pursuant to these new rules, all cars transporting these materials must comply with the new performance standards by December 31, 2018. Car owners are required to submit plans to the AAR for complying with the new standards by December 31, 2008. GATX owns or leases approximately 3,200 tank cars (3% of its North American fleet) that carry these materials and, based upon management’s review, GATX does not expect that the new rules will have a material impact on the Company’s financial position or results of operations.

In December 2006, the Pipeline and Hazardous Materials Administration (“PHMSA”) issued a notice of proposed rulemaking to revise requirements applicable to the safe and secure transportation of hazardous materials by rail. The proposed new rules would require rail carriers to analyze safety and security risks along transportation routes, assess alternative routing options, and make routing decisions based on those assessments. The PHMSA proposal also addresses en route storage, delays in transit, delivery notification and additional security inspection requirements. Also in December 2006, the Transportation Security Administration (“TSA”) issued a notice of proposed rulemaking that, among other things, requires freight carriers and certain facilities to be equipped to report location and shipping information to TSA upon request. The TSA also proposes implementation of chain of custody requirements to ensure a positive and secure exchange of specified hazardous materials. The Company does not expect adoption of the proposed PHMSA and TSA rules to have a material impact on its financial position or results of operations.

In January 2007, the FRA announced that it had signed a Memorandum of Cooperation with industry participants in connection with the Next Generation Rail Tank Car Project, a research program intended to improve the safety of rail shipments of commodities such as toxic inhalation materials and high risk gases and liquids. The FRA is considering issuing new federal design standards for tank cars that transport hazardous materials and hopes to issue a final rule in 2008. At this time, GATX cannot reasonably determine what effect, if any, new federal design standards might have in the event such standards are adopted by the FRA.

The Company continues to work actively with trade associations and others to participate in the legislative and regulatory process affecting the safe and secure transportation of hazardous materials by rail. At this time, the effect on GATX of the mandates made on the FRA in the legislation described above, the probability of adoption of other legislation and the resulting impact on GATX should such legislation be adopted cannot be reasonably determined.

Specialty

Segment Summary

Specialty invests in marine assets and other long-lived industrial equipment in targeted industries. Such investments may be originated through direct or indirect channels. Specialty also manages portfolios of assets for third parties, earning management and remarketing fees. Specialty’s revenues have historically fluctuated due to the uncertain timing of asset remarketing income, fees and gains from the sales of securities; however, over time lease and affiliate income are expected to comprise a greater proportion of gross income.

The Specialty portfolio grew in 2006 due to new investments of $94.1 million, primarily in industrial equipment and marine assets. Specialty’s total asset base, including off balance sheet assets, was $499.9 million at December 31, 2006 compared to $467.2 million and $518.3 million at December 31, 2005 and 2004, respectively. The run-off of Specialty’s former Venture Finance portfolio was essentially completed in 2005. The estimated net book value equivalent of managed assets was $470.4 million at December 31, 2006. Prospectively, Specialty expects its owned portfolio to grow based on anticipated new investment volume.

Components of Specialty’s operating results are outlined below (in millions):

	Years Ended December 31
	2006	2005	2004

Gross Income
Lease income	$42.0	$31.4	$29.8
Interest income on loans	3.6	7.7	17.6
Asset remarketing income	27.9	28.1	25.0
Fees	3.3	3.4	5.4
Other income	5.5	9.7	6.8

Revenues	82.3	80.3	84.6
Affiliate earnings	53.4	60.0	37.5

	135.7	140.3	122.1
Ownership costs
Depreciation	7.0	4.2	4.2
Interest expense, net	16.9	16.8	23.9
Operating lease expense	3.9	4.1	4.1

	27.8	25.1	32.2
Operating costs
Maintenance expense	0.1	0.8	0.8
Asset impairment charges	4.4	3.2	1.6
Other operating expenses	4.5	5.1	(4.3)

	9.0	9.1	(1.9)

Segment profit	$98.9	$106.1	$91.8

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Segment Profit

Specialty’s segment profit of $98.9 million was 6.8% or $7.2 million lower than the prior year. The decrease was primarily due to lower interest income, gains from the sale of securities and affiliate earnings, and higher ownership costs. This was partially offset by significantly higher lease income in the current year. Asset remarketing income was significant in 2006 and 2005; both years included a large residual sharing fee from one managed portfolio transaction.

Gross Income

Revenues of $82.3 million were $2.0 million higher than the prior year. Lease income increased primarily due to investments in new operating assets over the past two years and higher usage rents from marine vessels. Interest income decreased $4.1 million as a result of the run-off of Venture Finance loans in 2005. Asset remarketing for both 2006 and 2005 primarily reflects gains and fees received in each period from sales of assets. Significant residual sharing fees of $14.0 million and $12.8 million were received in 2006 and 2005, respectively, related to one transaction in the managed portfolio. The timing of asset remarketing income is dependent on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $4.2 million primarily due to a $3.7 million gain from the sale of securities recorded in the prior year.

Affiliate earnings of $53.4 million decreased $6.6 million primarily as a result of decreased operating earnings from the marine joint ventures, partially offset by increased remarketing gains, primarily in an aircraft engine leasing joint venture. The marine joint ventures continued to post strong earnings in 2006; however, not at the historically high levels experienced in 2005.

Ownership Costs

Ownership costs of $27.8 million were $2.7 million higher primarily due to depreciation on new operating assets.

Operating Costs

Asset impairment charges in both years primarily reflect the write downs of certain cost method investments. Other operating expenses include net bad debt recoveries of $3.1 million and $2.3 million in 2006 and 2005, respectively. Excluding the recoveries from both years, other operating expenses increased primarily due to higher operating expenses associated with greater marine vessel utilization.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Segment Profit

Specialty’s segment profit of $106.1 million increased 15.6% or $14.3 million from the prior year. The increase was primarily due to the strong performance of marine affiliates and lower ownership costs. This was partially offset by lower interest income and higher operating expenses. Asset remarketing income was significant in both years; 2005 included a large residual sharing fee from one managed portfolio transaction.

Gross Income

Specialty’s gross income of $140.3 million was $18.2 million higher primarily as a result of higher asset remarketing income and share of affiliate earnings, offset by lower interest and fee income. Asset remarketing income increased $3.1 million due to gains from the sale of assets from Specialty’s owned portfolio as well as residual sharing fees from the sale of managed assets. The increase of $22.5 million in share of affiliates’ earnings is primarily attributable to higher freight rates and vessel utilization in the marine joint ventures. The decrease of $9.9 million in interest income was the result of the run-off of Venture Finance loans in 2004 and 2005. Fee income decreased $2.0 million due to large asset management fees received in 2004.

Ownership Costs

Ownership costs of $25.1 million decreased $7.1 million due to lower interest expense resulting from a smaller investment portfolio and lower debt balances.

Operating Costs

Operating costs increased primarily as a result of a reversal of provision for possible losses recognized in 2004. Specialty reversed $9.4 million of provision for possible losses in 2004 compared with a reversal of $2.3 million in 2005. The reversals in both years were primarily due to favorable credit experience during the run-off of the Venture Finance portfolio, improvements in overall portfolio quality and recoveries of previously provided for bad debts. Additionally, other operating expenses increased in 2005 related to marine vessels that experienced higher utilization levels. Asset impairment charges in both years primarily reflect write downs of certain cost method investments.

ASC

Segment Summary

Demand for waterborne transportation on the Great Lakes remained strong across all market segments during 2006, although there were some signs of softening in the iron ore sector in the fourth quarter. Great Lakes shipments of iron ore and limestone aggregates exceeded 2005 levels, while coal shipments were slightly below previous year levels. ASC’s fleet was fully utilized throughout the 2006 navigating season, with 95% of cargo carried under term contracts. Based on current market conditions and industry forecasts of future activity, ASC believes that while high steel inventory levels may result in some softening of demand for iron ore in 2007, any shortfall in iron ore demand should be offset by increased demand for other commodities.

ASC purchased six vessels from Oglebay Norton Marine Services (“ONMS”) on June 6, 2006, for $126.3 million. Included in the acquisition were a warehouse and the spare parts inventory of the acquired vessels. The vessels acquired include two 1,000-footers, three Class II steamships and one river-sized vessel. The majority of ONMS’s customer contracts were assigned to ASC concurrent with the purchase, and the acquired vessels actively operated through the end of the 2006 navigation season. In addition, on the vessel acquisition date, ASC and Oglebay Norton Minerals Company, a subsidiary of ONMS entered into a ten-year transportation agreement covering the vessel delivery of approximately 4 million tons of limestone annually. In June 2005, a 1,000-foot vessel was transferred from Specialty to ASC and placed on a long-term time charter lease, which expires in 2015.

Components of ASC’s operating results are outlined below (in millions):

	Years Ended December 31
	2006	2005	2004

Gross Income
Marine operating revenues	$205.6	$135.7	$110.9
Lease income	4.2	2.4	—
Other income	—	0.2	0.9

	209.8	138.3	111.8
Ownership costs
Depreciation	10.2	6.5	6.5
Interest expense, net	8.1	5.1	5.1

	18.3	11.6	11.6
Operating costs
Marine operating expense	161.2	108.9	87.7
Asset impairment charges	—	—	0.2
Other operating expenses	(0.3)	—	—

	160.9	108.9	87.9

Segment profit	$30.6	$17.8	$12.3

ASC’S Fleet Data

The following table summarizes fleet activity for ASC’s Great Lakes fleet as of December 31:

	2006	2005	2004

Beginning balance	12	11	11
Vessels added	6	1	—
Ending balance	18	12	11

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Segment Profit

ASC’s segment profit of $30.6 million increased 71.9% or $12.8 million primarily as a result of the operating contribution generated by the six acquired vessels, a full year of income from the time charter vessel, which commenced operation in June 2005, and freight rate increases for ASC’s existing fleet, partially offset by higher vessel operating and ownership costs.

Gross Income

ASC’s gross income of $209.8 million increased $71.5 million primarily due to the impact of the vessel acquisition, a full year of operating revenue and lease income from the time charter vessel, higher freight rates and increased fuel surcharges. The fuel surcharges were offset by higher fuel costs in marine operating expenses.

The six acquired vessels contributed $51.2 million of additional freight revenue. Time charter freight revenue and operating lease income increased a total of $6.4 million, reflecting a full year of operation compared to seven months of operation in 2005. Revenue generated from the balance of ASC’s fleet increased $13.9 million primarily due to contractual freight rate increases and fuel surcharges.

Ownership Costs

ASC’s ownership costs of $18.3 million increased $6.7 million primarily due to the impact of the vessel acquisitions.

Operating Costs

ASC’s operating costs increased $52.0 million primarily due to higher marine operating costs as a result of the vessel acquisitions, a full year of operating expenses related to the time charter vessel and higher fuel costs. The six acquired vessels added $37.6 million of operating expenses. Time charter operating expenses increased a total of $5.1 million, reflecting a full year of operation, compared to seven months of operation in 2005. Fuel prices increased approximately 16%; however, the increased fuel costs were largely recovered through fuel surcharges. Higher vessel labor costs resulting from a new labor agreement, executed in September 2006, also contributed to the increase.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Segment Profit

ASC’s segment profit of $17.8 million increased 44.7% or $5.5 million primarily attributable to the contribution from the time charter vessel added in June 2005 and an increase in net tons carried related to an increase in demand.

Gross Income

Marine operating revenue increased $24.8 million primarily due to fuel surcharges. The fuel surcharges are largely offset by higher fuel costs in marine operating expenses. Freight rate increases, increased net tons carried and the addition of the time charter vessel also contributed to the increase.

Ownership Costs

Ownership costs of $11.6 million in 2005 were comparable to the prior year.

Operating Costs

Operating costs increased $21.0 million primarily due to increased fuel costs, costs associated with the time charter vessel and increased cargo transported. The increased fuel costs were largely recovered through fuel surcharges.

ASC Regulatory Issues

ASC vessels take on ballast water when not loaded in order to ensure proper vessel control and safe operation. The United States Coast Guard has initiated a rulemaking to promulgate new federal regulations on ballast water discharge standards. The rulemaking is focusing upon, among other issues, the use of various ballast water treatment technologies designed to prevent the introduction and spread of non-indigenous aquatic species into U.S. waters. To date, no federal or state regulations have been promulgated with respect to ballast water discharge and such treatment technologies for vessels that operate solely on the Great Lakes. Accordingly, ASC cannot determine the impact such regulations would have, if enacted.

Other

Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2006	2005	2004

Other items and eliminations	$0.6	$2.6	$120.3

Gross Income	$0.6	$2.6	$120.3

Unallocated Expenses
Selling, general and administrative expenses	$146.7	$141.0	$140.0
Unallocated interest expense, net	5.6	6.0	20.4
Other items and eliminations	(1.0)	6.4	(118.7)
Income taxes	75.6	66.4	66.5

Gross Income

Gross income in 2004 included a $68.1 million gain from the sale of an idle property and $48.4 million of insurance recoveries related to a prior litigation matter.

SG&A, Unallocated interest and Other items and eliminations

SG&A include support costs such as information technology, human resources, legal, tax, financial support and management costs. SG&A increased $5.7 million in 2006 primarily due to the effect of stock option and stock appreciation rights expensing and higher information technology spending.

Unallocated interest represents the amount of consolidated expense (net of interest income, which is reported on a net basis with interest expense) remaining after the allocation to the segments based on assigned leverage ratios. Unallocated interest in 2006 approximated 2005 amounts and was marginally impacted by higher interest income on the net cash proceeds received from the sale of Air in November. The higher level of unallocated interest in 2004 was primarily due to excess liquidity carried throughout the year.

Other items in 2005 primarily consisted of $11.9 million of debt extinguishment costs related to liability management activities, partially offset by the reversal of a $2.7 million corporate provision for losses. Other items in 2004 primarily consisted of the previously discussed property and insurance settlement gains. Eliminations were immaterial for all periods presented.

Income Taxes

GATX’s effective income tax rate from continuing operations in 2006 of 33.4% was impacted by a $5.9 million deferred tax benefit recognized in connection with a statutory rate change enacted in Canada. GATX’s effective tax rate in 2005 of 38.6% was impacted by $9.9 million of taxes related to the repatriation of foreign subsidiary earnings. To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated $94.5 million of foreign earnings in 2005. Partially offsetting the repatriation expense was a tax benefit of $6.6 million recognized in 2005 in connection with costs related to the termination of a structured financing. GATX’s effective tax rate of 30.0% in 2004 was impacted primarily by the recognition of $14.5 million of income tax refunds. Excluding the impacts of the items noted herein from all years, GATX’s effective tax rate from continuing operations would have been 36.0%, 36.7% and 36.5% for 2006, 2005 and 2004, respectively.

See Note 13 to the consolidated financial statements for additional information about income taxes.

Discontinued Operations

In 2006, GATX agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. In 2004, GATX completed the sale of the assets of its former Technology segment (“Technology”) with $291.5 million of related nonrecourse debt assumed by the acquirer. Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

GATX had been in the commercial aircraft leasing business since 1968, building a valuable operating lease platform and portfolio of aircraft. GATX believes that, relative to competitors in the industry, its lower scale and higher cost of capital resulted in a competitive disadvantage and that the sale of the Air business will enable it to realize greater value for its shareholders than could have been realized from continuing to own and operate the business. Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $0.8 billion was used to retire debt and pay transaction costs. The remaining proceeds are expected to be used to fund new investments in rail, marine and industrial assets and to repurchase GATX common stock under a $300 million stock repurchase program initiated in 2007.

The following table summarizes certain operating data for Discontinued Operations (in millions).

	Years Ended December 31
	2006	2005	2004

Revenues	$133.5	$133.9	$206.6
(Loss) income before taxes	(8.9)	(198.7)	22.9
Income (loss) from operations, net of taxes	32.1	(0.5)	21.4
Loss on disposal of segment, net of taxes	(70.9)	(119.4)	(7.2)

Net (loss) income from discontinued operations	$(38.8)	$(119.9)	$14.2

GATX’s loss on disposals of wholly owned and partnered aircraft was comprised of $60.3 million ($70.9 million after tax) of losses realized on dispositions in 2006 and impairment charges of $196.4 million ($119.4 million after tax) recorded in 2005. Taxes associated with the disposals include an estimated expense of $37.2 million related to the recapture of previously deducted foreign losses related to GATX’s interests in certain foreign affiliates.

Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $16.4 million, $26.7 million and $21.0 million for 2006, 2005 and 2004, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was $6.1 million, $6.9 million and $12.1 million for 2006, 2005 and 2004, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

See Note 19 to the consolidated financial statements for additional information about discontinued operations.

BALANCE SHEET DISCUSSION

Assets

Assets of continuing operations were $4.4 billion at December 31, 2006 compared to $3.5 billion at December 31, 2005. Increases in operating assets, receivables and cash were partially offset by decreases in other assets.

In addition to assets recorded on its balance sheet, GATX utilizes approximately $1.3 billion of other assets, primarily railcars, which are financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets of continuing operations by segment as of December 31 (in millions):

	2006			2005
	On	Off		On	Off
	Balance	Balance		Balance	Balance
	Sheet	Sheet	Total	Sheet	Sheet	Total

Rail	$3,365.6	$1,313.0	$4,678.6	$2,719.4	$1,441.8	$4,161.2
Specialty	491.9	8.0	499.9	455.5	11.7	467.2
ASC	299.6	—	299.6	162.9	—	162.9
Other	254.7	—	254.7	199.8	—	199.8

	$4,411.8	$1,321.0	$5,732.8	$3,537.6	$1,453.5	$4,991.1

Gross Receivables

Receivables of $541.1 million at December 31, 2006, including leveraged leases net of nonrecourse debt, increased $108.8 million from December 31, 2005. The increase was primarily attributable to new finance leases at Rail and Specialty and an increase in trade receivables at ASC related to increased operating revenue.

Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets include rent and other receivables, loans and finance leases. In addition to establishing loss estimates for known troubled accounts, this estimate involves consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates.

The following summarizes changes in GATX’s consolidated allowance for possible losses as of December 31 (in millions):

	2006	2005

Balance at the beginning of the year	$12.7	$21.0
Reversal of provision for possible losses	(2.1)	(5.6)
Charges to allowance	(1.9)	(4.7)
Recoveries and other	0.9	2.0

Balance at end of the year	$9.6	$12.7

The reversals of provision for losses were primarily due to favorable credit experience. There were no material changes in estimation methods or assumptions for the allowance during 2006. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2006. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

Operating Assets and Facilities

Net operating assets and facilities increased $717.0 million from 2005. The increase was primarily related to the following activities during the 2006: Rail invested $462.1 million in rail assets and separately purchased $260.9 million of railcars previously leased-in under operating leases, Specialty invested $22.3 million, primarily in industrial equipment and ASC invested $127.7 million, comprised substantially of acquired marine vessels. Partially offsetting the increase were Rail asset dispositions of $38.0 million and depreciation of $163.3 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $8.0 million in 2006 primarily due to an investment contribution to a Specialty marine joint venture. Distributions of earnings and capital from affiliates were $74.8 million in 2006, approximating GATX’s share of 2006 affiliate earnings.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2006	2005

Rail	$109.7	$99.7
Specialty	182.2	184.2

	$291.9	$283.9

See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

Other Assets

The decrease in other assets in 2006 was primarily due to a reduction in pension assets of $45.1 million resulting from the adoption of a new pension accounting standard. See Note 14 to the consolidated financial statements.

Debt

Total debt decreased $657.9 million from the prior year. In 2006, debt prepayments resulting from disposition of the Air segment were $796.0 million, scheduled maturities were $355.2 million and payments of principal related to conversions of convertibles notes were $50.6 million. The decrease was partially offset by issuances of senior unsecured debt of $500.0 million.

The following table summarizes the debt of GATX and its subsidiaries by major component, including off balance sheet debt, as of December 31, 2006 (in millions):

	Secured	Unsecured	Total

Bank Credit Facilities	$—	$22.4	$22.4
Convertible notes	—	249.3	249.3
Nonrecourse debt	2.7	—	2.7
Recourse debt	15.3	1,873.5	1,888.8
Capital lease obligations	51.5	—	51.5

Balance sheet debt	69.5	2,145.2	2,214.7
Recourse off balance sheet debt(a)	977.1	—	977.1
Nonrecourse off balance sheet debt(a)	343.9	—	343.9

	$1,390.5	$2,145.2	$3,535.7

(a)	Off balance sheet debt represents the estimated present value of assets leased in under operating leases and is equal to the value of off balance sheet assets.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by continuing operations of $293.3 million increased $95.9 million compared to 2005. The increase was primarily due to higher lease income and greater operating contribution from ASC.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. Portfolio investments and capital additions of $763.1 million increased $259.9 million from 2005. Rail’s investment volume of $533.6 million was $130.7 million higher than the prior year and resulted in the acquisition of approximately 6,300 railcars for its North American fleet and 600 railcars for its European fleet. Separately in 2006, Rail exercised purchase options on two operating leases covering a total of 4,700 railcars for an aggregate cost of $260.9 million. Specialty’s investment volume of $94.1 million was comparable to the prior year and included $67.7 million of industrial equipment and $24.3 million for marine assets. ASC investment volume of $127.7 million was primarily related to the acquisition of six marine vessels. Other investments primarily reflect information technology spending, including systems expenditures that support GATX’s operations.

The following table presents portfolio investments and capital additions by segment (in millions):

	2006	2005	2004

Rail	$533.6	$402.9	$489.9
Specialty	94.1	92.6	22.7
ASC	127.7	3.2	20.6
Other	7.7	4.5	1.6

	$763.1	$503.2	$534.8

Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds of $122.7 million in 2006 decreased $43.8 million from 2005. The decrease was primarily due to a decline in loan payments received due to the run-off of the Venture Finance loan portfolio and lower proceeds from sales of investment securities. The decrease was partially offset by an increase in distributions from affiliates.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$17.8	$15.2	$25.0
Loan principal received	18.8	47.3	109.8
Proceeds from asset remarketing	40.3	45.5	55.4
Proceeds from sales and maturities of investment securities	7.2	29.9	28.1
Capital distributions from affiliates	38.6	28.6	89.4

	$122.7	$166.5	$307.7

Proceeds from Sale-leaseback Transactions and Other Asset Sales

In 2005, the Company completed a sale-leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction produced a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21-year term of the resulting operating lease. Proceeds from other asset sales primarily consist of scrapping of railcars, sales of assets held for sale, and dispositions of other assets.

Net Cash from Financing Activities of Continuing Operations

Net cash provided by financing activities of continuing operations was $112.6 million in 2006 compared to net cash used of $173.0 million in 2005.

Net proceeds from issuance of debt (original maturities longer than 90 days) were $572.4 million in 2006, primarily consisting of $200.0 million of ten-year senior unsecured notes, $200.0 million of 64-month senior unsecured notes and a $100.0 million seven-year unsecured term loan. The proceeds from the debt issuances were primarily used to repay existing debt.

Repayments of debt were $405.8 million in 2006. The majority of the debt repaid consisted of scheduled maturities. Additionally, $50.6 million of principal was repaid for conversions of convertible notes scheduled to mature in February 2007.

Cash Flows of Discontinued Operations

Net cash provided by discontinued operations of $558.7 million in 2006 consisted primarily of $1.3 billion of proceeds received from the Air disposal transactions partially offset by $796.0 million of related debt prepayments.

Liquidity and Capital Resources

General

GATX’s operations fund investments and meet debt, lease and dividend obligations through cash from continuing operating activities, portfolio proceeds (including proceeds from asset sales), commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international capital markets and banks.

Principal sources and uses of cash for continuing operations were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Principal sources of cash
Net cash provided by operating activities	$293.3	$197.4	$210.2
Portfolio proceeds	122.7	166.5	307.7
Proceeds from sale-leaseback	—	201.3	—
Proceeds from other asset sales	24.8	46.0	130.3
Proceeds from issuance of debt	572.4	549.5	20.5

	$1,013.2	$1,160.7	$668.7

Principal uses of cash
Portfolio investments and capital additions	$(763.1)	$(503.2)	$(534.8)
Repayments of debt	(440.5)	(666.8)	(346.7)
Purchase of leased in assets	(260.9)	—	—
Payments on capital lease obligations	(10.8)	(16.8)	(21.6)
Cash dividends	(43.4)	(40.0)	(39.4)

	$(1,518.7)	$(1,226.8)	$(942.5)

Credit Facilities

In 2005, GATX Financial Corporation (“GFC”) a wholly owned subsidiary of GATX entered into a five-year $525.0 million senior unsecured revolving credit facility. The facility was amended in December 2006 to add GATX as a guarantor of GFC’s obligations under the facility and also to change the financial covenants contained therein such that they are based on GATX’s financial statements rather than GFC’s.

At December 31, 2006, availability under the credit facility was $510.4 million, with $14.6 million of letters of credit issued and backed by the facility. This facility along with commercial paper issuances are the primary sources of cash used to fund daily operations. This short-term debt is paid down using cash flow from operations or proceeds from long-term debt issuances. The facility also backs up the commercial paper issuances.

Restrictive Covenants

GATX is subject to various restrictive covenants, including requirements to maintain a defined net worth, a fixed charge coverage ratio and an asset coverage test. GFC is also subject to various restrictive covenants, and certain negative pledge provisions. GATX does not anticipate any covenant violation in the credit facility, bank financings, or indenture, or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Debt Financing

During 2006, all of GATX’s debt issuances were through GFC and its subsidiaries. As of December 31, 2006, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates, of which $696.5 million of senior unsecured notes had been issued.

See Note 11 to the consolidated financial statements for detailed information on GATX’s credit facilities, debt obligations and related restrictive covenants.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors including the global capital market environment and outlook as well as GATX’s financial performance. Access to capital markets at competitive rates is dependent on GFC’s credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s). During 2006, S&P upgraded its credit rating on GFC’s long-term unsecured debt to BBB from BBB− and changed the rating outlook to stable. Also, S&P’s credit rating for short-term unsecured debt was upgraded to A-2 from A-3. Subsequent to December 31, 2006, S&P further upgraded its credit rating on GFC’s long-term unsecured debt to BBB+. During 2006, Moody’s upgraded its rating on GFC’s long-term unsecured debt to Baa1 from Baa3. Moody’s also upgraded the credit rating for short-term unsecured debt to P-2 from P-3.

2007 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2007 through a combination of projected cash from continuing operations, portfolio proceeds and its revolving credit facilities, as well as available cash.

Off Balance Sheet Arrangements and Other Contingencies

Contractual Commitments

At December 31, 2006, GATX’s contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Debt(a)	$2,142.8	$185.4	$331.8	$386.9	$254.9	$220.9	$762.9
Commercial paper and credit facilities	22.4	22.4	—	—	—	—	—
Capital lease obligations	72.8	10.0	9.4	9.6	7.2	5.9	30.7
Operating leases — recourse	1,487.6	132.3	132.8	130.5	135.5	119.0	837.5
Operating leases — nonrecourse	520.2	41.7	38.9	41.0	42.2	42.2	314.2
Unconditional purchase obligations	522.3	310.2	124.7	87.4	—	—	—

	$4,768.1	$702.0	$637.6	$655.4	$439.8	$388.0	$1,945.3

(a)	Excludes fair value of debt derivatives of $2.0 million which does not represent a contractual commitment with a fixed amount or maturity date.

Convertible Securities

In August 2003, GATX completed an offering of $125.0 million long-term, 5.0% senior unsecured notes which are convertible into GATX common stock. As of December 31, 2006, the notes were convertible at a conversion price of $24.54 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX’s common stock. Holders of the notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any required purchases in August 2008, will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of GATX common stock or any combination thereof, at GATX’s option. GATX also has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof.

At December 31, 2006, GATX also had $124.3 million of 7.5% senior unsecured convertible notes outstanding, which were convertible at any time prior to maturity into GATX common stock at a price of $34.09 per share. Subsequent to year-end, all outstanding notes converted, resulting in a cash payment equal to the balance and the issuance of 1.0 million shares for the difference between GATX’s stock price at the time of conversion and the conversion price.

Unconditional Purchase Obligations

At December 31, 2006, GATX’s unconditional purchase obligations of $522.3 million were primarily for railcars to be acquired during the period of 2007 through 2009.

At December 31, 2006, GATX’s unconditional purchase obligations by segment were (in millions):

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Rail	$429.8	$217.7	$124.7	$87.4	$—	$—	$—
Specialty	92.5	92.5	—	—	—	—	—

	$522.3	$310.2	$124.7	$87.4	$—	$—	$—

Future cash inflows

The Company’s primary projected cash inflow commitments arising from minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2006 were as follows (in millions):

	Projected Cash Inflow Commitments by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Finance leases	$549.2	$51.7	$39.2	$42.5	$37.1	$41.2	$337.5
Operating leases	2,663.1	733.0	561.5	435.7	314.3	196.4	422.2

Total	$3,212.3	$784.7	$600.7	$478.2	$351.4	$237.6	$759.7

Commercial Commitments

In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which could require performance in the event of demands by third parties. Similar to GATX’s balance sheet investments, these guarantees expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

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

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 36% of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee.

Other guarantees consists of GATX’s indemnification of Airbus Industrie (“Airbus”) related to the dissolution of Flightlease Holdings Limited (“FHG”) and the allocation by Airbus of $77.8 million of pre-delivery payments to GATX towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of litigation as discussed in Item 3. Legal Proceedings. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2006, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

GATX’s commercial commitments for continuing operations at December 31, 2006 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Affiliate guarantees	$24.2	$3.0	$3.0	$2.2	$2.8	$—	$13.2
Asset residual value guarantees	144.5	16.9	19.9	29.1	12.3	6.1	60.2
Lease payment guarantees	20.8	—	—	—	—	—	20.8
Other guarantees(a)	77.8	—	—	—	—	—	—

Guarantees	267.3	19.9	22.9	31.3	15.1	6.1	94.2
Standby letters of credit and bonds	15.8	15.8	—	—	—	—	—

	$283.1	$35.7	$22.9	$31.3	$15.1	$6.1	$94.2

(a)	No specific maturity date.

Subsequent to December 31, 2006, GATX provided a guarantee for future lease payments under a lease agreement assumed by the buyer of the Air business. The guarantee covers lease payments totaling $52.4 million payable during the years 2007 – 2019.

Pension Contributions

In 2006, GATX contributed $1.9 million to its funded and unfunded pension plans. In 2007, the Company expects to make contributions of approximately $2.1 million to its pension plans. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

Stock Repurchase

On January 25, 2007, the Company’s Board of Directors authorized a $300 million share repurchase program expected to be completed in 2007.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers the following as critical accounting policies:

•	Operating assets and facilities — Operating assets and facilities are stated principally at historical cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital lease assets. Operating assets and facilities are depreciated using the straight-line method to an estimated residual value. Depending on the asset, depreciable term may be either the estimated useful life of the asset or the lease term. The Company periodically reviews the appropriateness of depreciable lives and residual values based on physical and economic factors, as well as existing market conditions.

•	Impairment of long-lived assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, GATX performs a review for impairment of long-lived assets, such as operating assets and facilities, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. GATX measures recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net cash flows expected to be generated by it. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are determined to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds estimated fair value. Fair value is based on internal estimates supplemented with independent appraisals and/or market comparables when available and appropriate. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less selling costs.

•	Impairment of investments in affiliated companies — In accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred.

If management determines that indicators of impairment are present for an investment, an analysis is performed to estimate the fair value of that investment. Management defines fair value, for purposes of this policy, as the price that would be received for an investment in a current transaction between a willing buyer and seller. While quoted prices in active markets provide the best evidence of fair value, an active market does not exist for the majority of our affiliate investments. Thus, an estimate of their fair value must be made. Some examples of acceptable valuation techniques that GATX may use to estimate fair value are discounted cash flows at the investee level, capitalized earnings or the present value of expected distributable cash from the investee. Additionally, price/earnings ratios based on comparable businesses may also be acceptable in certain circumstances. Other valuation techniques that are appropriate for the particular circumstances of the affiliate and for which sufficient data are available may also be used.

Once an estimate of fair value is made, it is compared to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then the investment is deemed impaired. If an investment is deemed impaired, then a determination is made as to whether the impairment is other-than-temporary. Factors that management considers in making this determination include expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee and the ability of GATX to hold the investment through the end of the underlying assets’ useful life. Anticipated actions that are probable of being taken by investee management that may improve its business prospects are also considered.

If management reasonably determines an investment to be only temporarily impaired, no impairment loss is recorded. Alternatively, if management determines that an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

•	Impairment of goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

•	Pension and Post-retirement Benefits Assumptions — GATX’s pension and other post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. GATX evaluates these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-

than-expected rate of return on pension plan assets will increase pension expense. See Note 14 to the consolidated financial statements for additional information regarding these assumptions.

•	Share-based Compensation — GATX provides equity awards to certain employees and directors in the form of stock options, stock appreciation rights (SARs), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of stock options and SARs. This model requires the input of assumptions, some of which are highly subjective, which will affect the amount of compensation expense recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s price), the risk free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s options/SARs are dividend participating). Changes in the assumptions may impact the amount of compensation expense. Grant date fair value of other awards is based on GATX’s stock price on the grant date.

•	Income Taxes — GATX evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, including net operating loss carryforward benefits, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

Taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. If, in the future, these earnings are repatriated to the U.S., or if the Company expects such earnings will be remitted in the foreseeable future, a provision for additional taxes would be required.

GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities could require several years to resolve. Accruals for tax contingencies require management to make estimates and assessments with respect to the ultimate outcome of tax audit issues.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX’s business.

Non-GAAP Financial Measures

This report includes certain financial performance measures computed using non-Generally Accepted Accounting Principles (“GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). These measures are return on equity; and return on assets. As required under SEC rules, GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX’s underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Assets — Income from continuing operations divided by average total on and off balance sheet assets.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

Reconciliation of the Non-GAAP components used in the computation of certain Financial Measures (in millions):

	2006	2005	2004	2003

Balance Sheet Assets as Reported	$4,644.0	$5,244.4	$5,612.9	$6,080.6
Less: Discontinued Operations	232.2	1,706.8	2,057.0	2,506.2

Consolidated On Balance Sheet Assets	$4,411.8	$3,537.6	$3,555.9	$3,574.4
Off Balance Sheet Assets	1,321.0	1,453.5	1,370.0	1,420.8
Total On and Off Balance Sheet Assets(a)	5,732.8	4,991.1	4,925.9	4,995.2
Shareholders’ Equity	1,163.0	1,022.3	1,080.9	888.9

	2006	2005	2004

Income from Continuing Operations	$150.5	$105.6	$155.4

(a)	Total on and off balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off balance sheet assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, GATX is exposed to interest rate and foreign currency exchange rate risks that could impact results of its operations. To manage these risks, GATX, pursuant to authorized policies, may enter into certain derivative transactions, principally interest rate swaps, Treasury note derivatives and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. GATX does not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — GATX’s interest expense is affected by changes in interest rates, primarily LIBOR, as a result of its use of variable rate debt instruments. GATX generally manages its variable rate debt instruments in relation to its variable rate investments. Based on GATX’s variable rate debt instruments at December 31, 2006, and giving affect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in interest expense of $2.9 million after-tax in 2007. Comparatively, at December 31, 2005, a hypothetical 100 basis point increase in interest rates would have resulted in a $10.4 million increase in after-tax interest expense in 2006. The decrease in sensitivity to interest rates is primarily due to the repayment of variable rate debt resulting from the sale of the former Air segment, which is reported as discontinued operations. Excluding variable rate liabilities related to the Air segment at December 31, 2005, a 100 basis point increase in interest rates would have resulted in an increase in after-tax interest expense of approximately $4.3 million in 2006.

Functional Currency/Reporting Currency Exchange Rate Exposure — GATX conducts operations in foreign countries, principally Poland, Germany, Austria and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies, primarily the Canadian dollar, Euro and Polish zloty, would affect GATX’s reported earnings when they are converted to U.S. dollars upon consolidation. Based on earnings from continuing operations in 2006, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2007 by approximately $7.3 million. Comparatively, at December 31, 2005, a uniform and hypothetical 10% increase in the U.S. dollar versus applicable foreign currencies would have resulted in a decrease in after-tax income from continuing operations in 2006 of approximately $4.0 million. GATX generally hedges material non-functional currency assets and liabilities with currency forwards and swaps, largely eliminating the effect on income of changes in foreign exchange rates on these balances.

The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets, including cash and cash equivalents. Changes in interest rates and foreign exchange rates can also have an effect on the demand and relative price for services provided by GATX domestically and internationally.

Equity Price Exposure — GATX also has equity price risk inherent in stock and warrants of companies in which it has invested. At December 31, 2006, the fair values of the stock and warrants were $0.7 million and $1.2 million, respectively. The hypothetical change in value resulting from a 10% sensitivity test would not be material to GATX’s results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GATX Corporation

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, in 2006 the Company changed its method of accounting for pension and other post-retirement benefits. As discussed in Note 18, in 2006 the Company changed its method of accounting for share-based compensation. As discussed in Note 20, in 2006 the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GATX Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2007

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	In millions

Assets
Cash and Cash Equivalents	$196.2	$106.0
Restricted Cash	48.0	53.1
Receivables
Rent and other receivables	102.5	81.4
Finance leases	402.6	313.6
Loans	36.0	37.3
Less: allowance for possible losses	(9.6)	(12.7)

	531.5	419.6
Operating Assets and Facilities
Rail	4,352.4	3,728.1
Specialty	113.6	90.8
ASC	361.2	234.1
Other	—	0.8
Less: allowance for depreciation	(1,798.0)	(1,741.6)

	3,029.2	2,312.2
Investments in Affiliated Companies	291.9	283.9
Goodwill	92.8	86.0
Other Assets	222.2	276.8
Assets of Discontinued Operations	232.2	1,706.8

Total Assets	$4,644.0	$5,244.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$159.6	$166.1
Debt
Commercial paper and bank credit facilities	22.4	57.0
Recourse	2,138.1	2,715.4
Nonrecourse	2.7	37.7
Capital lease obligations	51.5	62.5

	2,214.7	2,872.6
Deferred Income Taxes	754.8	683.4
Other Liabilities	351.9	373.7
Liabilities of Discontinued Operations	—	126.3

Total Liabilities	3,481.0	4,222.1
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 19,008 and 19,988 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of December 31, 2006 and 2005, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 59,946,664 and 58,567,724 shares issued and 51,997,154 and 50,618,214 shares outstanding as of December 31, 2006 and 2005, respectively)	37.4	36.5
Additional paid in capital	474.3	424.6
Retained earnings	783.2	696.0
Accumulated other comprehensive loss	(3.4)	(6.3)
Treasury stock at cost (7,949,510 shares at December 31, 2006 and 2005)	(128.5)	(128.5)

Total Shareholders’ Equity	1,163.0	1,022.3

Total Liabilities and Shareholders’ Equity	$4,644.0	$5,244.4

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	In millions, except per share data

Gross Income
Lease income	$826.2	$763.2	$689.3
Marine operating revenue	205.6	135.7	110.9
Interest income on loans	3.6	9.6	17.6
Asset remarketing income	47.6	41.4	33.2
Fees	4.9	5.1	9.4
Other	65.1	74.4	186.2

Revenues	1,153.0	1,029.4	1,046.6
Share of affiliates’ earnings	76.1	73.7	54.1

Total Gross Income	1,229.1	1,103.1	1,100.7
Ownership Costs
Depreciation	163.3	142.8	134.9
Interest expense, net	129.2	105.8	126.4
Operating lease expense	166.6	180.0	169.8

Total Ownership Costs	459.1	428.6	431.1
Other Costs and Expenses
Maintenance expense	201.8	194.1	187.6
Marine operating expenses	161.2	108.9	87.7
Selling, general and administrative	146.7	141.0	140.0
Asset impairment charges	5.5	6.2	3.0
Other	28.7	52.3	29.4

Total Other Costs and Expenses	543.9	502.5	447.7

Income from Continuing Operations before Income Taxes	226.1	172.0	221.9
Income Taxes	75.6	66.4	66.5

Income from Continuing Operations	150.5	105.6	155.4
(Loss) Income from Discontinued Operations, net of taxes	(38.8)	(119.9)	14.2

Net Income (Loss)	$111.7	$(14.3)	$169.6

Per Share Data
Basic:
Income from continuing operations	$2.95	$2.11	$3.15
(Loss) Income from discontinued operations	(0.76)	(2.40)	0.29

Total	$2.19	$(0.29)	$3.44

Average number of common shares (in thousands)	51,001	50,106	49,348
Diluted:
Income from continuing operations	$2.63	$1.94	$2.80
(Loss) income from discontinued operations	(0.63)	(1.96)	0.24

Total	$2.00	$(0.02)	$3.04

Average number of common shares and common share equivalents (in thousands)	62,101	61,020	60,082
Dividends declared per common share	$0.84	$0.80	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	In millions

Operating Activities
Net income (loss)	$111.7	$(14.3)	$169.6
Less: (Loss) income from discontinued operations	(38.8)	(119.9)	14.2

Income from continuing operations	150.5	105.6	155.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(22.3)	(41.0)	(106.5)
Depreciation	173.7	152.8	148.2
Reversal of provision for possible losses	(2.1)	(5.6)	(13.1)
Asset impairment charges	5.5	6.2	3.0
Deferred income taxes	60.4	42.1	40.6
Share of affiliates’ earnings, net of dividends	(39.9)	(33.5)	(23.3)
(Increase) decrease in recoverable income taxes	(0.9)	8.7	61.3
Decrease in operating lease payable	(16.5)	(17.2)	(2.8)
Decrease (increase) in prepaid pension	2.1	(5.2)	(12.9)
Other	(17.2)	(15.5)	(39.7)

Net cash provided by operating activities of continuing operations	293.3	197.4	210.2
Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(733.7)	(404.3)	(482.1)
Loans extended	(19.2)	—	(14.2)
Investments in affiliates	(8.2)	(24.9)	(5.6)
Other	(2.0)	(74.0)	(32.9)

Portfolio investments and capital additions	(763.1)	(503.2)	(534.8)
Purchases of leased in assets	(260.9)	—	—
Portfolio proceeds	122.7	166.5	307.7
Proceeds from sale-leaseback	—	201.3	—
Proceeds from sales of other assets	24.8	46.0	130.3
Net decrease in restricted cash	0.6	6.4	0.4
Other	(0.5)	5.3	1.0

Net cash used in investing activities of continuing operations	(876.4)	(77.7)	(95.4)
Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	572.4	549.5	20.5
Repayments of debt (original maturities longer than 90 days)	(405.8)	(654.0)	(404.5)
Net (decrease) increase in debt with original maturities of 90 days or less	(34.7)	(12.8)	57.8
Payments on capital lease obligations	(10.8)	(16.8)	(21.6)
Issuance of common stock	31.3	23.6	5.8
Cash dividends	(43.4)	(40.0)	(39.4)
Other	3.6	(22.5)	(0.4)

Net cash provided by (used in) financing activities of continuing operations	112.6	(173.0)	(381.8)
Effect of Exchange Rates on Cash and Cash Equivalents	2.0	(1.4)	2.9
Cash Flows of Discontinued Operations (see Note 19)
Net cash provided by operating activities	91.4	97.0	131.7
Net cash provided by investing activities	1,263.3	82.7	39.8
Net cash used in financing activities	(796.0)	(82.4)	(55.5)

Net increase (decrease) in cash and cash equivalents during the period	90.2	42.6	(148.1)
Cash and Cash Equivalents at beginning of period	106.0	63.4	211.5
Cash and Cash Equivalents at end of period	$196.2	$106.0	$63.4

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31
	2006	2005	2004	2006	2005	2004
	Dollars	Dollars	Dollars	Shares	Shares	Shares
	In millions, except number of shares

Preferred Stock
Balance at beginning of period	$ *	$ *	$ *	19,988	21,468	21,824
Conversion of preferred stock into common stock	*	*	*	(980)	(1,480)	(356)

Balance at end of period	*	*	*	19,008	19,988	21,468
Common Stock
Balance at beginning of period	36.5	35.9	35.7	58,567,724	57,477,201	57,204,550
Issuance of common stock	0.9	0.6	0.2	1,374,040	1,083,123	270,871
Conversion of preferred stock into common stock	*	*	*	4,900	7,400	1,780

Balance at end of period	37.4	36.5	35.9	59,946,664	58,567,724	57,477,201
Treasury Stock
Balance at beginning of period	(128.5)	(128.6)	(128.7)	(7,949,510)	(7,946,831)	(7,958,162)
Issuance (acquisition) of common stock	—	0.1	0.1	—	(2,679)	11,331

Balance at end of period	(128.5)	(128.5)	(128.6)	(7,949,510)	(7,949,510)	(7,946,831)
Additional Capital
Balance at beginning of period	424.6	401.7	396.2
Stock based compensation effects	19.3	—	—
Issuance of common stock	30.4	22.9	5.5

Balance at end of period	474.3	424.6	401.7
Retained Earnings
Balance at beginning of period	696.0	750.3	620.1
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	19.2	—	—

Adjusted balance at beginning of period	715.2	750.3	620.1
Net income (loss)	111.7	(14.3)	169.6
Dividends accrued on nonvested stock awards	(0.3)	—	—
Dividends paid	(43.4)	(40.0)	(39.4)

Balance at end of period	783.2	696.0	750.3
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(6.3)	21.6	(34.4)
Foreign currency translation gain (loss)	33.0	(37.3)	55.5
Unrealized (loss) gain on securities	(1.2)	(3.1)	2.2
Unrealized gain (loss) on derivative instruments	8.2	13.8	(1.6)
Post retirement benefit plans	(37.1)	(1.3)	(0.1)

Balance at end of period	(3.4)	(6.3)	21.6

Total Shareholders’ Equity	$1,163.0	$1,022.3	$1,080.9

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2006	2005	2004
	In millions

Net income (loss)	$111.7	$(14.3)	$169.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	33.0	(37.3)	55.5
Unrealized (loss) gain on securities	(1.2)	(3.1)	2.2
Unrealized gain (loss) on derivative instruments	8.2	13.8	(1.6)
Minimum pension liability	(2.3)	(1.3)	(0.1)

Other comprehensive income (loss)	37.7	(27.9)	56.0

Comprehensive Income (Loss)	$149.4	$(42.2)	$225.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

GATX Corporation (“GATX” or the “Company”) leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

NOTE 2.	Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of GATX and its wholly owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the former Air and Technology segments as discontinued operations for all periods presented. GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

Reclassification — Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents — GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash — Restricted cash represents cash and cash equivalents that are restricted as to withdrawal and usage. GATX’s restricted cash primarily relates to amounts maintained, as required by contract, for three wholly owned bankruptcy remote, special-purpose corporations.

Loans — GATX records loans at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the carrying value of the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

Operating Assets and Facilities — Operating assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital lease assets. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated residual values using the straight-line method. The estimated useful lives of depreciable assets are as follows:

Railcars	30 – 38 years
Reconditioned locomotives	10 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 40 years
Marine vessels	40 – 50 years

Impairment of Long-Lived Assets — A review for impairment of long-lived assets, such as operating assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Affiliated Companies — GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GATX does not have effective or voting control (collectively “affiliates”). These affiliates are accounted for using the equity method. Investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date. In certain instances, GATX’s cost basis may be different from its share of the affiliates’ net assets. These differences are primarily attributable to loans to and from affiliates and purchase accounting adjustments. Income/expense on these loans offsets GATX’s proportional share of the affiliates’ earnings. The carrying amount of GATX’s investments in affiliated companies is affected by GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and loan payments to or from the affiliate. See Note 6 for additional information.

Impairment of investments in affiliated companies — In accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

Inventory — GATX has inventory that consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Goodwill — Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, established accounting and reporting standards for goodwill. Under these standards, goodwill is no longer amortized, but rather subject to an annual impairment test. GATX’s impairment review is performed at the reporting unit level, which is one level below the operating segment level. GATX recognizes an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. Fair values are estimated using a discounted cash flow model. See Note 8 for additional information.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred by GATX in connection with planned major maintenance activities such as rubber linings and conversions that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

Allowance for Possible Losses — The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables. Gross receivables include rent, direct finance leases (including leveraged leases net of nonrecourse debt), and loan receivables and direct finance lease residual values. For the purpose of discussion of the allowance for losses, gross receivables exclude direct finance lease residual values. Losses on these residual values are recognized via a charge to earnings and do not affect the allowance. GATX’s estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates. GATX may also record specific provisions for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of its receivables by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy, taking into consideration changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2006.

Income Taxes — United States (“U.S.”) income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $319.3 million at December 31, 2006. To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated $94.5 million of foreign earnings in 2005. See Note 13 for additional information.

Derivatives — SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in the statement of financial position and measure those derivatives at fair value. GATX records the fair value of all derivatives as either other assets or other liabilities in the balance sheet. Classification of derivative activity in the statements of operations and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses and related cash flows are included in cash flows from operating activities.

Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate and currency swap agreements, Treasury rate locks, and forward sale agreements, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative’s gain or loss is recorded as part of other comprehensive income (loss) in shareholders’ equity and subsequently recognized in the income statement when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2006, 2005, and 2004, amounts recognized in earnings for hedge ineffectiveness were immaterial. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive income (loss) and recognized in income when the original hedged transaction affects earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. These derivatives are adjusted to fair value through earnings immediately. See Note 12 for further information.

Environmental Liabilities — Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATX’s liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 15 for additional information.

Revenue Recognition — Gross income includes rents on operating leases, accretion of income on direct finance leases, interest on loans, marine operating revenue, fees, asset remarketing gains and losses, gains and losses on the sale of portfolio investments and equity securities and share of affiliates’ earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GATX’s portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Fee income, including management fees received from joint ventures, is recognized as services are performed, which may be over the period of a management contract or as contractual obligations are met.

Marine Operating Expenses — Marine operating expenses are categorized as either direct or indirect. Direct expenses consist primarily of crewing costs, fuel, tugs, vessel supplies, running repairs and insurance costs, and are recognized as incurred. Indirect expenses consist of repairs and maintenance, and depreciation. Indirect expenses incurred prior to the beginning of the sailing season are deferred and amortized ratably over the anticipated sailing season, generally April 1 – December 15. Indirect expenses incurred during the sailing season are recognized as incurred.

Lease and Loan Origination Costs — Initial direct costs of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

Residual Values — GATX has investments in the residual values of its operating assets. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GATX initially records these based on appraisals and estimates. Realization of the residual values is dependent on GATX’s ability to market the assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under future market conditions. GATX reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GATX reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. In addition to a periodic review, events or changes in circumstances may trigger an earlier review of residual values.

Investment Securities — GATX’s portfolio includes warrants received in connection with the financing of non-public, venture-backed companies, common stock received upon the exercise of warrants and debt securities. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on an after tax basis as a separate component of accumulated other comprehensive income (loss). The Company uses specific identification as the basis to determine the amount reclassified from accumulated other comprehensive income (loss) upon sale of the securities. Under the provisions of SFAS No. 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified in the balance sheet as equity securities. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest expense, net. Debt securities are written down to fair value when a decline in fair value below the security’s amortized cost basis is determined to be other-than-temporary.

Foreign Currency Translation — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end, and statements of operations and cash flows are translated at weighted average exchange rates for the year. In accordance with SFAS No. 52, Foreign Currency Translation, gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income or loss in the shareholders’ equity section of the balance sheet.

Share-Based Compensation — In December 2004, Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payments was issued. SFAS No. 123(R), which is a revision of SFAS No. 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB25”). Generally, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. GATX adopted SFAS No. 123(R) using the modified-prospective transition method (“MPT”) as of January 1, 2006. Under the MPT, entities are required to recognize compensation expense in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period had not been provided as of the adoption date. As a result, GATX now recognizes the estimated fair value of employee stock options as an expense in its financial statements. The Company previously accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation costs for employee stock options. See Note 18 for additional information.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. GATX adopted SAB 108 in the fourth quarter of 2006, resulting in a $19.2 million increase in retained earnings as of January 1, 2006. This increase is the one-time transitional cumulative effect adjustment for errors that were not previously deemed material, but are material under the guidance set forth in SAB 108. See Note 20 for additional information.

Also in September 2006, the FASB released SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under the new statement, companies must recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability as the case may be, on its balance sheet and recognize any changes in that funded status in the year in which such changes occur through comprehensive income (loss). GATX adopted SFAS No. 158 as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 resulting in adjustments to the carrying amount of pension and other post retirement plan balances and a corresponding decrease in shareholders’ equity of $34.8 million net of taxes. See Note 14 for additional information.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This guidance applies to all transactions classified as leveraged leases in accordance with SFAS No. 13 and provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income should be recalculated which may result in a one-time, non-cash charge to earnings in the period of changed expectations. The effective date for this FSP is January 1, 2007. GATX has completed its assessment of the impact of this FSP with respect to two structured leverage lease transactions and as a result expects to record a reduction to retained earnings of approximately $15.0 million, net of taxes, effective January 1, 2007 for the cumulative effect of adopting this provision. The amount of this adjustment will be recognized as income over the remaining terms of the affected leases, 2007 to 2021. The impact on 2007 results will not be material.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. Upon adoption, any required adjustment to recorded tax benefits is recognized as an adjustment to opening retained earnings as of January 1, 2007. GATX is in the process of completing its evaluation of this interpretation, however, the application of it is not expected to be material to GATX’s financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS No. 157 does not modify the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own assumptions as the lowest level. The statement is effective for financial statements issued in 2008; however, earlier application is encouraged. The application of this statement is not expected to be material to the Company’s financial position or results of operations.

FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, was also released by the FASB in September 2006. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The application of this FSP is not expected to be material to the Company’s financial position or results of operations.

NOTE 3.	Leases

The following information pertains to GATX as a lessor:

Finance Leases — GATX’s finance leases are comprised of direct financing leases and leveraged leases. Investment in direct finance leases consists of lease receivables, plus the estimated residual value of the equipment at the lease termination dates, less unearned income. Lease receivables represent the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $3.8 million, $3.8 million and $5.7 million in 2006, 2005 and 2004, respectively.

The components of the investment in finance leases at December 31 were (in millions):

	Leveraged		Direct		Total
	Leases		Financing		Finance Leases
	2006	2005	2006	2005	2006	2005

Total minimum lease payments receivable	$975.1	$991.1	$420.8	$305.8	$1,395.9	$1,296.9
Principal and interest on third-party nonrecourse debt	(846.7)	(861.5)	—	—	(846.7)	(861.5)

Net minimum future lease receivable	128.4	129.6	420.8	305.8	549.2	435.4
Estimated non-guaranteed residual value of leased assets	95.7	81.0	70.5	58.6	166.2	139.6
Unearned income	(73.1)	(72.2)	(239.7)	(189.2)	(312.8)	(261.4)

Investment in finance leases	151.0	138.4	251.6	175.2	402.6	313.6
Allowance for possible losses	(6.3)	(6.3)	—	—	(6.3)	(6.3)
Deferred taxes	(107.1)	(106.3)	—	—	(107.1)	(106.3)

Net investment	$37.6	$25.8	$251.6	$175.2	$289.2	$201.0

Operating Leases — Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $20.7 million, $18.3 million and $29.2 million, in 2006, 2005 and 2004, respectively.

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2006 were (in millions):

	Finance	Operating
	Leases	Leases	Total

2007	$51.7	$733.0	$784.7
2008	39.2	561.5	600.7
2009	42.5	435.7	478.2
2010	37.1	314.3	351.4
2011	41.2	196.4	237.6
Years thereafter	337.5	422.2	759.7

	$549.2	$2,663.1	$3,212.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information pertains to GATX as a lessee:

Capital Leases — GATX assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):

	2006	2005

Railcars and other equipment	$48.0	$92.6
Marine vessels	98.0	98.0

	146.0	190.6
Less: allowance for depreciation	(108.7)	(142.7)

	$37.3	$47.9

Depreciation of capital lease assets is classified as depreciation in the consolidated statement of operations. Interest expense on the above capital leases was $4.3 million, $5.3 million and $8.0 million in 2006, 2005 and 2004, respectively.

Operating Leases — GATX has financed railcars and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GATX has provided a guarantee for a portion of the residual values related to two operating leases. GATX also leases office facilities and certain related administrative assets. Operating lease expense related to these leases is included in selling, general and administrative expense. Total operating lease expense was $173.9 million, $187.6 million and $180.4 million, in 2006, 2005 and 2004, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

In 2005, GATX completed a sale leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction resulted in a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21-year term of the resulting operating lease.

Future Minimum Rental Payments — Future minimum rental payments due under noncancelable leases at December 31, 2006 were (in millions):

		Recourse	Nonrecourse
	Capital	Operating	Operating
	Leases	Leases	Leases

2007	$10.0	$132.3	$41.7
2008	9.4	132.8	38.9
2009	9.6	130.5	41.0
2010	7.2	135.5	42.2
2011	5.9	119.0	42.2
Years thereafter	30.7	837.5	314.2

	72.8	$1,487.6	$520.2

Less: amounts representing interest	(21.3)

Present value of future minimum capital lease payments	$51.5

The future minimum rental payments due under recourse operating leases are reduced by $3.0 million of minimum sublease rental to be received in the future. The payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay. The amounts shown for nonrecourse operating leases primarily reflect rental payments of three bankruptcy remote, special-purpose corporations that are wholly owned by GATX. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Loans

Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio, which consists primarily of equipment related loans, is reviewed regularly and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected repayments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or conditions warrant.

Total loans of $36.0 million and $37.3 million at December 31, 2006 and 2005, respectively, included impaired loans of $0.1 million and $8.9 million, respectively. The Company has recorded an allowance for possible losses of $0.1 million and $2.4 million on impaired loans at December 31, 2006 and 2005, respectively. The average balance of impaired loans was $4.5 million, $11.2 million and $20.9 million during 2006, 2005 and 2004, respectively. Interest income recognized related to impaired loans was $1.0 million, zero and $3.1 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, scheduled loan principal due by year was as follows (in millions):

Loan Principal

2007	$14.4
2008	4.5
2009	4.6
2010	3.0
2011	4.7
Years thereafter	4.8

$36.0

NOTE 5.	Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in its reservable assets. Reservable assets include rent and other receivables, loans and finance leases. GATX’s estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates, in addition to specific losses for known troubled accounts. GATX charges off amounts that management considers unrecoverable either from obligors or through the disposition of collateral. GATX assesses the recoverability of investments by considering factors such as a customer’s payment history, financial position and the value of the related collateral.

The following summarizes changes in the allowance for possible losses at December 31 (in millions):

	2006	2005	2004

Balance at the beginning of the year	$12.7	$21.0	$43.9
Reversal of provision for losses	(2.1)	(5.6)	(13.1)
Charges to allowance	(1.9)	(4.7)	(13.7)
Recoveries and other	0.9	2.0	3.9

Balance at the end of the year	$9.6	$12.7	$21.0

The reversals of provision for losses were primarily due to favorable credit experience. There were no material changes in estimation methods or assumptions for the allowance during 2006. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2006. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. At December 31, 2006 and 2005, these investments include net loans to affiliated companies of $0.1 million and $23.3 million, respectively, and $54.0 million and $50.7 million, respectively, of net loans from affiliated companies. Distributions received from affiliates were $74.8 million, $68.8 million and $120.1 million in 2006, 2005 and 2004, respectively.

The following table shows GATX’s investments in affiliated companies by segment at December 31 (in millions):

	2006	2005

Rail	$109.7	$99.7
Specialty	182.2	184.2

	$291.9	$283.9

The table below provides detail on the five largest investments in affiliates at December 31, 2006 ($’s in millions):

			GATX’s
		GATX’s	Percentage
Name	Segment	Investment	Ownership

AAE Cargo AG	Rail	$80.6	37.5%
Cardinal Marine Investments, LLC	Specialty	47.5	50.0%
Clipper Fourth Ltd.	Specialty	30.3	45.0%
Rolls-Royce & Partners Finance (US) LLC	Specialty	27.9	50.0%
Clipper Third Ltd.	Specialty	26.8	50.0%

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment as of December 31 (in millions):

	2006	2005	2004

Rail	$22.7	$13.7	$16.6
Specialty	53.4	60.0	37.5

	$76.1	$73.7	$54.1

Operating results for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2006	2005	2004

Revenues	$559.2	$540.6	$449.1
Pre-tax income reported by affiliates	199.7	186.6	102.4

Summarized balance sheet data for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2006	2005

Total assets	$3,464.3	$3,331.7
Long-term liabilities	2,345.0	2,306.1
Other liabilities	369.8	380.1
Shareholders’ equity	749.5	645.5

At December 31, 2006 and 2005, GATX provided $24.2 million and $27.3 million, respectively, in lease and loan payment guarantees and $62.0 million and $87.5 million, respectively, in residual value guarantees related to affiliated companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Variable Interest Entities

GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2005. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIE’s in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $191.8 million of which $167.5 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2006.

NOTE 8.	Goodwill

Goodwill was $92.8 million and $86.0 million as of December 31, 2006 and 2005, respectively. In accordance with SFAS No. 142, an annual review for impairment of goodwill was performed in the fourth quarter of 2006 and 2005. GATX’s impairment review consists of two steps and is performed at the reporting unit level, which is one level below an operating segment. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Reporting units were determined based on the composition of GATX’s operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operated in different economic environments. Goodwill resulting from each business combination was assigned to the same reporting unit that the assets and liabilities of the acquired businesses were assigned to. Fair values of the reporting units were estimated using discounted cash flow models. The key assumptions used in the discounted cash flow models included projected cash flow periods ranging from five to ten years; estimated terminal values; growth rates ranging from 2% to 8%; and discount rates ranging from 5% to 11%, which were based on the Company’s cost of capital adjusted for the risk associated with the operations. GATX’s reviews for 2006 and 2005 indicated there was no impairment of goodwill.

The following reflects the changes in the carrying value of goodwill, all of which pertains to Rail, for the periods of December 31, 2004 to December 31, 2006 (in millions):

Balance at December 31, 2004	$93.9
Foreign currency translation adjustment	(7.9)

Balance at December 31, 2005	86.0
Foreign currency translation adjustment	6.8

Balance at December 31, 2006	$92.8

NOTE 9.	Investment Securities

The following table summarizes GATX’s investment securities as of December 31 (in millions):

	2006	2005

Available-for-sale securities	$0.7	$3.6
Held-to-maturity securities	41.6	37.6
Warrants	1.2	1.1

	$43.5	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from sales of available-for-sale securities totaled $7.2 million in 2006, $9.3 million in 2005, and $7.1 million in 2004. The held-to-maturity securities at December 31, 2006 are scheduled to mature in January 2007.

NOTE 10.	Other Assets and Other Liabilities

The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

	December 31
	2006	2005

Investment securities	$43.5	$42.3
Other investments	17.9	31.8
Fair value of derivatives	1.9	7.2
Deferred financing costs	30.2	33.5
Pension asset	28.7	74.5
Prepaid items	15.4	16.3
Office furniture, fixtures and other equipment, net of accumulated depreciation	17.6	12.9
Inventory	31.9	23.6
Other	35.1	34.7

	$222.2	$276.8

The following table summarizes the components of other liabilities reported on the consolidated balance sheets (in millions):

	December 31
	2006	2005

Accrued operating lease expense	$113.3	$129.8
Pension and OPEB liabilities	93.8	80.8
Environmental reserves	34.4	34.8
Deferred gain on sale-leaseback	30.8	32.7
Fair value of derivatives	11.0	12.5
Other	68.6	83.1

	$351.9	$373.7

NOTE 11.	Debt

Bank Credit Facilities

Borrowings against bank credit facilities and the range of interest rates as of year end were ($ in millions)

	December 31
	2006	2005

Balance	$22.4	$57.0
Weighted average interest rate	4.15%	4.42%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse and Nonrecourse Debt Obligations

Debt obligations and the range of interest rates as of year end were ($ in millions):

			December 31
Variable Rate	Interest Rates	Final Maturity	2006	2005

Term notes and other obligations	3.74% – 6.14%	2007 – 2013	$204.8	$900.8
Nonrecourse obligations	5.49% – 6.50%	2007 – 2015	1.9	35.4

			206.7	936.2

Fixed Rate

Term notes and other obligations	3.45% – 8.88%	2007 – 2023	1,933.3	1,814.6
Nonrecourse obligations	8.30%	2007	0.8	2.3

			1,934.1	1,816.9

			$2,140.8	$2,753.1

Maturities of GATX’s recourse and nonrecourse debt obligations as of December 31, 2006, were as follows (in millions):

	Term Notes
	and Other	Nonrecourse	Total

2007	$182.7	$2.7	$185.4
2008	331.8	—	331.8
2009	386.9	—	386.9
2010	254.9	—	254.9
2011	220.9	—	220.9
Thereafter	762.9	—	762.9

Sub-total	2,140.1	2.7	2,142.8
Fair value of debt derivatives	(2.0)	—	(2.0)

Total debt	$2,138.1	$2.7	$2,140.8

Interest paid for continuing operations, which consists of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest, was $142.0 million, $131.8 million and $156.0 million for 2006, 2005 and 2004, respectively. Interest expense capitalized as part of the cost of construction of major assets was $0.1 million in 2006. No interest was capitalized in 2005 or 2004.

At December 31, 2006, debt securities, railcars and other equipment with a net carrying value of $22.2 million were pledged as collateral for $18.0 million of notes and obligations. Capital lease obligations were $51.5 million and $62.5 million at December 31, 2006 and 2005, respectively.

GATX Financial Corporation (“GFC”) a wholly owned subsidiary of GATX, has a shelf registration for $1.0 billion of debt securities and pass through certificates of which, at December 31, 2006, a total of $696.5 million of senior unsecured notes had been issued. GFC also has a $525.0 million senior unsecured revolving facility which matures in June 2010. At December 31, 2006, availability under the revolving credit facility was $510.4 million, with $14.6 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, a fixed charge coverage ratio and an asset coverage test. The facility was amended in December 2006 to add GATX as a guarantor of GFC’s obligations under the facility and also to change the financial covenants contained therein such that they are based on GATX’s financial statements rather than GFC’s. GFC also has revolving lines of credit totaling $36.5 million in Europe. At December 31, 2006, availability under the revolving lines of credit was $14.2 million.

The net worth of GATX at December 31, 2006 was $1.2 billion, which was in excess of the minimum net worth requirement of $800 million. Additionally, the ratio of earnings to fixed charges, as defined in the credit facility, was 2.0x for the period ended December 31, 2006, in excess of the minimum covenant ratio of 1.2x. At December 31, 2006, GATX and GFC were in compliance with all covenants and conditions of the credit facility. Annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment fees for the revolving credit facility are based on a percentage of the commitment and were approximately $0.7 million, $1.0 million and $1.2 million for 2006, 2005 and 2004, respectively.

The indentures for GFC’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX), and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $821.8 million of additional indebtedness as of December 31, 2006 based on the most restrictive limitation on liens provision. At December 31, 2006, GFC was in compliance with all covenants and conditions of the indentures.

The covenants in the indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2006, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $887.2 million, implying that $546.5 million of subsidiary net assets were restricted. Restricted net assets are defined as the GFC’s equity, less intercompany receivables from GATX, less the amount that could be transferred to GATX.

A subsidiary’s bank financing contains leverage and cash flow covenants that are specific to that subsidiary. Another subsidiary’s financing, guaranteed by GFC and GATX, contains various restrictive covenants, including requirements for GATX to maintain a defined net worth and a fixed charge coverage ratio, both of which are less restrictive than the requirements of the credit facility.

GATX does not anticipate any covenant violation in the credit facility, bank financings, indenture, or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

In August 2003, GATX completed an offering of $125.0 million long-term, 5.0% senior unsecured notes which are convertible into GATX common stock. As of December 31, 2006, the notes were convertible at a conversion price of $24.54 per share. The conversion price is subject to adjustment based on various factors, including changes in the dividend on GATX’s common stock. Holders of the notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013, and August 2018. Any required purchases in August 2008, will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of GATX common stock or any combination thereof, at GATX’s option. GATX also has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion; GATX may elect, at its option; to deliver cash, shares of GATX common stock or any combination thereof.

At December 31, 2006, GATX also had $124.3 million of 7.5% senior unsecured convertible notes outstanding, which were convertible at any time prior to maturity into GATX common stock at a price of $34.09 per share. Subsequent to year-end, all outstanding notes converted, resulting in a cash payment equal to the principal balance and the issuance of 1.0 million shares for the difference between GATX’s stock price at the time of conversion and the conversion price.

NOTE 12.	Fair Value of Financial Instruments

GATX may enter into derivative transactions for purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on debt securities. These instruments are entered into only for hedging underlying exposures. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated qualifying accounting hedges, even though GATX believes they are effective economic hedges.

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2006, maturities for fair value hedges range from 2009-2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges — GATX’s interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GATX uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. GATX enters into cross currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, Treasury and LIBOR futures, currency rates, and forward foreign exchange rates. As of December 31, 2006, maturities for qualifying cash flow hedges range from 2007-2015.

During 2006, GATX reclassified $0.1 million of net losses on a derivative instrument from accumulated other comprehensive loss to earnings in conjunction with the termination of a cash flow hedge resulting from the prepayment of the hedged debt. As of December 31, 2006, GATX expects to reclassify $0.8 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings within the next twelve months when expenses related to the hedged debt and lease payments affect earnings.

Other Financial Instruments — The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The carrying amounts of held-to-maturity securities, which are variable rate, and variable rate loans also approximate their fair values. Available-for-sale securities and warrants are carried at fair value. The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of variable and fixed rate debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on an estimate of GATX’s current incremental borrowing rates for similar borrowing arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying amounts and fair values of GATX’s financial instruments as of December 31 (in millions):

	2006	2006	2006	2005	2005	2005
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

Assets
Loans — fixed	n/a	$16.5	$15.4	n/a	$16.2	$13.9
Investment securities	n/a	43.5	43.5	n/a	42.3	42.3
Derivative instruments:
Cash flow hedges	$30.8	0.5	0.5	$282.2	3.5	3.5
Fair value hedges	70.0	1.4	1.4	288.5	3.3	3.3
Non-qualifying	—	—	—	23.1	0.4	0.4

Total derivative instruments	100.8	1.9	1.9	593.8	7.2	7.2

	$100.8	$61.9	$60.8	$593.8	$65.7	$63.4

Liabilities
Commercial paper and bank credit facilities	n/a	$22.4	$22.4	n/a	$57.0	$57.0
Debt — fixed	n/a	1,934.1	2,085.8	n/a	1,816.9	1,964.6
Debt — variable	n/a	206.7	207.1	n/a	936.2	935.7
Derivative instruments:
Cash flow hedges	$183.1	5.0	5.0	$233.3	9.4	9.4
Fair value hedges	185.0	3.1	3.1	303.9	1.6	1.6
Non-qualifying	23.0	2.9	2.9	23.8	1.5	1.5

Total derivative instruments	391.1	11.0	11.0	561.0	12.5	12.5

	$391.1	$2,174.2	$2,326.3	$561.0	$2,822.6	$2,969.8

In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATX’s exposure is limited to the fair value of the swap if in GATX’s favor. GATX manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GATX considers the risk of non-performance by a counterparty to be remote.

For the years ended December 31, 2006, 2005 and 2004, (losses) gain of $(1.1) million, $2.1 million and $(3.8) million, respectively, were recognized in earnings for derivatives that did not qualify as hedges. The decrease in notional amounts outstanding from 2005 was primarily related to the termination of derivatives in connection with the sale of Air.

NOTE 13.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $319.3 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of GATX’s deferred tax liabilities and assets were (in millions):

	December 31
	2006	2005

Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$384.3	$368.8
Leveraged leases	107.1	106.3
Investments in affiliated companies	110.6	107.2
Lease accounting (other than leveraged)	204.9	197.4
Other	63.2	65.7

Total deferred tax liabilities	870.1	845.4
Deferred Tax Assets
Alternative minimum tax credit	$13.1	23.7
Net operating loss carryforward	—	11.3
Accruals not currently deductible for tax purposes	32.7	52.6
Allowance for possible losses	3.8	5.0
Post-retirement benefits other than pensions	19.7	19.4
Other	46.0	50.0

Total deferred tax assets	115.3	162.0

Net deferred tax liabilities	$754.8	$683.4

At December 31, 2006, GATX had an alternative minimum tax credit of $13.1 million that has an unlimited carryforward period. The 2005 U.S. income tax net operating loss carryforward of $32.2 and a portion of the 2005 AMT credit were utilized during 2006 to offset current income tax expense. A valuation allowance for recorded deferred tax assets has not been provided as management expects such benefits to be fully realized.

The components of income from continuing operations before income taxes consisted of (in millions):

	Year Ended December 31
	2006	2005	2004

Domestic	$109.4	$73.2	$153.2
Foreign	116.7	98.8	68.7

	$226.1	$172.0	$221.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

	Year Ended December 31
	2006	2005	2004

Current
Domestic:
Federal	$—	$(1.6)	$6.0
State and local	—	0.3	5.2

	—	(1.3)	11.2
Foreign	15.2	25.6	14.7

	15.2	24.3	25.9
Deferred
Domestic:
Federal	39.4	23.2	29.3
State and local	8.1	6.0	10.1

	47.5	29.2	39.4
Foreign	12.9	3.0	1.2

	60.4	32.2	40.6
Expense of repatriated foreign earnings	—	9.9	—

Income taxes	$75.6	$66.4	$66.5

Income taxes paid (recovered)	$16.1	$15.6	$(35.4)

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate were (dollars in millions):

	Year Ended December 31
	2006	2005	2004

Income taxes at federal statutory rate	$79.2	$60.2	$77.7
Adjust for effect of:
U.S. tax on foreign earnings	3.1	9.9	0.6
Foreign income tax rates	(7.6)	(6.7)	(3.0)
Tax rate decrease on deferred taxes	(5.9)	—	(2.4)
Extraterritorial income exclusion	(0.5)	(0.5)	(1.4)
State income taxes	5.2	4.2	9.9
Corporate owned life insurance	(0.6)	(1.1)	(1.3)
Tax refund claim & audit recovery	—	—	(14.5)
Other	2.7	0.4	0.9

Income taxes	$75.6	$66.4	$66.5

Effective income tax rate	33.4%	38.6%	30.0%

To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated $94.5 million of foreign earnings in 2005 at a U.S. tax cost of $9.9 million. The tax cost includes federal and state income taxes on the taxable portion of the dividends and related non-deductible costs, and foreign withholding taxes.

The effective income tax rate is impacted by foreign taxes on the earnings of foreign subsidiaries and affiliates which are imposed at rates that are different than the U.S. federal statutory rate. Foreign taxes are also withheld on certain payments received by the Company from foreign sources. The net amount of foreign tax that is less than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. statutory rate of tax on foreign earnings is shown above. The foreign income tax rate effects exclude the impact on deferred taxes of enacted changes in foreign rates, which are identified separately.

The tax rate decreases on deferred taxes recorded in 2006 and in 2004 are the result of changes in foreign income tax rates enacted in those years.

The extraterritorial income exclusion (“ETI”) is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. ETI was repealed for years after 2004 with a reduced benefit allowable in 2005 and 2006 under transition rules.

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

GATX’s U.S. income tax returns have been audited through 1997 and all issues through that period have been settled with the IRS. During 2006, the IRS substantially completed its audit of the Company’s income tax returns for the years 1998 though 2002. As part of this audit, the Company has entered the IRS appeals process to address one remaining issue related to a structured lease transaction. GATX believes that its tax position related to this issue was proper based upon applicable statutes, regulations and case law. GATX also believes that this issue may ultimately be litigated. Additionally during 2006, the IRS began its examination of the Company’s U.S. income tax returns for the period 2003 through 2005. The Company expects this audit to be completed during 2008. Certain of the Company’s subsidiaries are also under audits for various periods in various state and foreign jurisdictions. The Company believes its reserves established for potential assessments, including potential interest and penalties with respect to the open issue noted above, and other open tax issues are reasonable. Once established, reserves are adjusted only when circumstances, including final resolution of an issue, require.

NOTE 14.	Pension and Other Post-Retirement Benefits

GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a closed subsidiary in the United Kingdom (“U.K.”). The U.K. pension plan no longer has any active members and is closed to new entrants. Benefits payable under the pension plans are based on years of service and/or final average salary. The funding policy for the pension plans is based on actuarially determined cost methods allowable under IRS regulations and statutory regulations in the U.K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX uses a December 31, 2006 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

			2006	2005
	2006	2005	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Change in Benefit Obligation
Benefit obligation at beginning of year	$404.3	$397.5	$75.0	$74.8
Service cost	5.9	5.3	0.2	0.4
Interest cost	22.7	22.2	3.6	4.0
Plan amendments	—	—	(1.6)	—
Actuarial (gain) loss	(1.2)	14.2	(6.1)	2.9
Curtailments	(2.8)	—	(0.7)	—
Benefits paid	(25.7)	(30.7)	(6.8)	(7.1)
Effect of exchange rate changes	5.8	(4.2)	—	—

Benefit obligation at end of year	$409.0	$404.3	$63.6	$75.0

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$376.9	$371.8	$—	$—
Actual return on plan assets	49.7	31.7	—	—
Effect of exchange rate changes	4.7	(3.5)	—	—
Company contributions	1.9	7.6	6.8	7.1
Benefits paid	(25.7)	(30.7)	(6.8)	(7.1)

Plan assets at end of year	$407.5	$376.9	$—	$—

Funded Status
Funded status of the plan	$(1.5)	$(27.4)	$(63.6)	$(75.0)
Unrecognized net loss	—	89.5	—	19.6
Unrecognized prior service cost	—	0.3	—	—
Unrecognized net transition obligation	—	0.1	—	—

(Accrued) prepaid cost	$(1.5)	$62.5	$(63.6)	$(55.4)

Amount Recognized
Other assets	$28.7	$74.5	$—	$—
Other liabilities	(30.2)	(25.4)	(63.6)	(55.4)
Accumulative other comprehensive loss:
Net actuarial loss	62.0	—	12.6	—
Prior service cost (credit)	0.2	—	(1.5)	—
Minimum pension liability	n/a	13.4	n/a	—

Accumulated other comprehensive loss	62.2	13.4	11.1	—

Total recognized	$60.7	$62.5	$(52.5)	$(55.4)

After-tax amount recognized in accumulated other comprehensive loss	$38.5	$8.3	$6.9	$—

The aggregate accumulated benefit obligation for the defined benefit pension plans was $383.5 million and $381.8 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2006	2005

Projected benefit obligation	$70.6	$309.0
Fair value of plan assets	40.4	279.6

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2006	2005

Accumulated benefit obligations	$66.2	$60.1
Fair value of plan assets	40.4	34.6

The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit postretirement plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit postretirement plans resulted in a decrease in other comprehensive income of $34.8 million, which was net of taxes of $21.4 million.

The incremental effect of applying SFAS No. 158 on individual lines of the Consolidated Balance Sheet at December 31, 2006 (in millions) was:

		Incremental
	Before	Effect of	After
	Application of	Applying	Application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158

Other Assets	$267.3	$(45.1)	$222.2
Total Assets	4,689.1	(45.1)	4,644.0
Other Liabilities	340.8	11.1	351.9
Deferred Tax Liability	776.2	(21.4)	754.8
Total Liabilities	3,491.3	(10.3)	3,481.0
Accumulated Comprehensive Income (Loss)	31.4	(34.8)	(3.4)
Shareholders’ Equity	1,197.8	(34.8)	1,163.0
Total Liabilities and Shareholders’ Equity	4,689.1	(45.1)	4,644.0

The components of pension and other post-retirement benefit costs are as follows (in millions):

				2006	2005	2004
				Retiree	Retiree	Retiree
	2006	2005	2004	Health	Health	Health
	Pension	Pension	Pension	and	and	and
	Benefits	Benefits	Benefits	Life	Life	Life

Service cost	$5.9	$5.3	$6.1	$0.2	$0.4	$0.5
Interest cost	22.7	22.2	23.1	3.6	4.0	4.6
Expected return on plan assets	(30.1)	(30.1)	(31.3)	—	—	—
Amortization of:
Unrecognized prior service cost	0.2	0.2	0.2	(0.2)	—	—
Unrecognized net obligation	—	—	0.1	—	—	—
Unrecognized net loss	5.3	3.0	1.3	1.0	1.0	0.8
Plan settlement cost	—	1.8	—	—	—	—

Ongoing net cost (benefit)	4.0	2.4	(0.5)	4.6	5.4	5.9

Recognized loss (gain) due to curtailment	—	—	0.7	(0.7)	—	(0.2)
Recognized special termination benefits expense	—	—	0.6	—	—	—

Net periodic cost	$4.0	$2.4	$0.8	$3.9	$5.4	$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The previous tables include amounts allocated each year to discontinued operations, all of which were immaterial. The amount reported for plan settlement cost in 2005 relates to a lump sum payment election made for the non-qualified portion of a pension benefit. Amounts shown for curtailment loss (gain) and special termination expense related to discontinued operations.

GATX amortizes the unrecognized prior service cost and the unrecognized net obligation using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The excess of recognized net gains or losses (excluding asset gains and losses not yet reflected in the market-related value of assets) above the greater of 10% of the projected benefit obligation or 10% of the market-related value of the assets are amortized by dividing this excess, if any, by the average remaining service period of active employees. As of December 31, 2006, GATX expects to recognize the following accumulated other comprehensive loss (income) amounts within the next twelve months as components of net benefits costs: $3.8 million of the defined benefit pension plans’ net actuarial loss, $0.9 million of the other post-retirement benefit plans’ net actuarial loss and $0.2 million of the other post-retirement benefit plans’ prior service credit.

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31, 2006 and 2005:

	2006	2005

Domestic defined benefit pension plans:
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	5.90%	5.75%
Discount rate — hourly funded plans	5.85%	5.65%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	5.75%	6.00%
Discount rate — hourly funded plans	5.65%	5.75%
Expected return on plan assets — salaried funded plan	8.80%	8.80%
Expected return on plan assets — hourly funded plan	8.00%	8.00%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan:
Benefit Obligation at December 31:
Discount rate	5.10%	4.70%
Rate of pension-in-payment increases	3.10%	2.80%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.70%	5.30%
Expected return on plan assets	5.70%	6.30%
Rate of pension-in-payment increases	2.80%	2.70%
Other post-retirement benefit plans:
Benefit Obligation at December 31:
Discount rate	5.75%	5.60%
Rate of compensation increases	4.50%	4.50%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.60%	5.75%
Rate of compensation increases	4.50%	4.50%

GATX determines a long-term rate of return assumption on plan assets for its funded pension plans based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX reviews historical markets as well as peer group data to determine its expected long-term rate of return for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the plans. GATX routinely reviews its historical returns along with current market conditions to ensure its long-term rate of return assumption on plan assets is reasonable and appropriate.

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. The assumed medical claims and prescription drug claims rates for 2006 were 8.00% and 13.00%, respectively. The assumed medical and prescription drugs claims cost rates anticipated for 2007 will be 7.50% and 12.00%, respectively. Over the following five-year period, medical claims are expected to gradually decline to 5.00% and remain at that level thereafter. Over the following ten-year period, the prescription drug claims rates are expected to gradually decline to 5.00% and remain at that level thereafter.

A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.2	$(0.2)
Effect on post-retirement benefit obligation	3.5	(3.1)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2006 and 2005, and current target asset allocation for 2007, by asset category, are as follows:

		Plan Assets at
		December 31
Asset Category	Target	2006	2005

Equity securities	65.0%	65.3%	64.7%
Debt securities	30.0%	29.3%	29.3%
Real estate	5.0%	5.2%	5.9%
Cash	—	0.2%	0.1%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2006 and 2005, and current target asset allocation for 2007, by asset category, are as follows:

		Plan Assets at
		December 31
Asset Category	Target	2006	2005

Equity securities and real estate	36.8%	37.6%	36.8%
Debt securities	63.2%	62.4%	63.2%

	100.0%	100.0%	100.0%

The primary objective of the domestic funded pension plans is to fully fund benefit payments to plan participants. A secondary objective is to minimize GATX’s pension expense and plan contributions. To reach these goals, GATX’s philosophy is a diversified approach using a mix of equities, debt and real estate investments to maximize the long-term return on plan assets. Its equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small to large capitalizations. Its debt securities are also diversified across U.S. investments and include the following: governments, agencies, investment grade and high-yield corporate, mortgage-backed securities, and other collateralized investments. GATX’s real estate investments include investments in funds that hold various property types throughout the U.S.

On a timely basis, but not less than twice a year, GATX formally reviews actual results to ensure adherence to investment guidelines and the Company’s stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

GATX expects to contribute approximately $2.1 million to its pension plans (domestic and foreign) and approximately $7.2 million to its other post-retirement benefit plans in 2007. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension	Other
	Benefits	Benefits

2007	$25.8	$7.2
2008	25.8	7.1
2009	25.9	7.1
2010	26.4	7.0
2011	26.8	6.9
Years 2012-2016	142.4	30.8

	$273.1	$66.1

In December 2004, the Company adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which resulted in a reduction in the accumulated post-retirement benefit obligation of $8.4 million.

The following are estimated Medicare Part D Subsidy Receipts from the Act (in millions):

2007	$0.8
2008	0.9
2009	0.9
2010	0.9
2011	0.9
Years 2012-2016	4.0

$8.4

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.5 million, $1.6 million, and $1.6 million for 2006, 2005, and 2004, respectively. Contributions to discontinued operations were immaterial in each year.

NOTE 15.	Concentrations, Commitments and Other Contingencies

Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 21% of total revenues are generated from customers in the chemical industry, 20% are derived from the petroleum industry, and 12% are derived from each of the transportation industry and food/agricultural industry. GATX’s foreign identifiable revenues include fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2006, 2005 and 2004.

Concentration of Credit Risk — Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GATX performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2006, 2005 and 2004.

Concentration of Labor Force — 51% of GATX employees were covered by union contracts at December 31, 2006. The shipboard personnel at ASC belong to the United Steelworkers of America (“USWA”), the American Maritime Officers (“AMO”) and the Seafarers International Union (“SIU”), as the case may be. During 2006, ASC and the unions agreed on new contract terms, resulting in agreements with the SIU and AMO that are effective until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and an agreement with the AMO that is effective until 2009. The hourly employees at Rail U.S. service centers belong to the USWA. In February 2007, agreement was reached on a new contract that will be in effect through February 2010.

Commitments

Unconditional Purchase Obligations — At December 31, 2006, GATX’s unconditional purchase obligations of $522.3 million were primarily for railcars to be acquired during the period of 2007 through 2009.

Commercial Commitments — In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which could potentially require performance in the event of demands by third parties. Similar to GATX’s balance sheet investments, these guarantees expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

The following table shows GATX’s commercial commitments for continuing operations (in millions):

	December 31
	2006	2005

Affiliate guarantees	$24.2	$27.3
Asset residual value guarantees	144.5	368.6
Lease payment guarantees	20.8	21.6
Other guarantees	77.8	77.8

Total guarantees	267.3	495.3
Standby letters of credit and bonds	15.8	23.0

	$283.1	$518.3

At December 31, 2006, the maximum potential amount of guarantees under which GATX could be required to perform was $267.3 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $6.7 million. The expirations of these guarantees range from 2007 to 2017.

Subsequent to December 31, 2006, GATX provided a guarantee for future lease payments under a lease agreement assumed by the buyer of the Air business. The guarantee covers lease payments totaling $52.4 million payable during the years 2007 – 2019.

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

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized). Any liability resulting from GATX’s performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments of unrelated parties in exchange for a fee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other guarantees consists of GATX’s indemnification of Airbus Industrie (“Airbus”) related to the dissolution of Flightlease Holdings Limited (“FHG”) and the allocation by Airbus of $77.8 million of pre-delivery payments to GATX towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance overages. No material claims have been made against these obligations. At December 31, 2006, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

Other Contingencies

Environmental — The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at one Superfund site for which investigation and remediation payments are yet to be determined.

At the time a potential environmental issue is identified, initial reserves for environmental liability are established when such liability is probable and a reasonable estimate of associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that our internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GATX has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, reserves are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GATX conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. GATX does not believe that a liability exists for known environmental risks beyond what has been provided for in its environmental reserves.

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 12 sites, including the Superfund site, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized a net reversal of environmental expense in 2006 of $0.4 million, resulting primarily from the favorable resolution of a foreign environmental matter and recognized net expense in 2004 of $13.3 million, consisting primarily of a $15.5 million charge for a sold property. GATX did not recognize any environmental expense in 2005. GATX paid $0.6 million, $2.3 million and $1.4 million during 2006, 2005 and 2004, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GATX has recorded liabilities for remediation and restoration of all known sites of $34.4 million at December 31, 2006, compared with $34.8 million at December 31, 2005. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted. GATX anticipates that the majority of the accrued costs at December 31, 2006, will be paid over the next five years and no individual site is considered to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Recorded liabilities include GATX’s best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims However, GATX’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties’ participation in cleanup efforts; developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GATX’s financial position or liquidity.

Legal — GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers’ compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages.

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary by the purchaser for asbestos-related claims filed against the former subsidiary. As of February 15, 2007, there were 1,295 asbestos-related cases pending against the Company’s subsidiaries or the former subsidiary where the Company has provided a limited indemnity. Out of the total number of pending cases, 1,190 are Jones Act claims which were primarily filed against ASC prior to the year 2000. During 2006, 124 new asbestos-related cases were filed and 112 cases were dismissed or settled. During 2005, 22 new cases were filed and 46 cases were dismissed or settled. For this two-year period, the aggregate amount paid to settle asbestos-related cases filed against the Company’s subsidiaries and the former subsidiary was less than $185,000. It is possible that the number of these cases could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

The amounts claimed in some of the above described proceedings are substantial and while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things meritorious legal defenses available and reserves that have been recorded along with applicable insurance, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

NOTE 16.	Shareholders’ Equity

In accordance with GATX’s amended certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2006, 59,946,664 shares were issued and 51,997,154 shares were outstanding.

A total of 16,326,859 shares of common stock were reserved at December 31, 2006, for the following:

Shares

Conversion of outstanding preferred stock	95,583
Conversion of convertible notes	11,238,840
Incentive compensation programs	4,956,536
Employee service awards	35,900

16,326,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2006 and 2005, 19,008 and 19,988 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2006 and 2005, the aggregated liquidation preference of both series’ of preferred stock was $1.1 million.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

For additional information regarding the convertible notes, see Note 11.

To ensure the fair value to all shareholders in the event of an unsolicited takeover offer for the Company, GATX adopted a Shareholders’ Rights Plan in August 1998. Shareholders received a distribution of one right for each share of the Company’s common stock held. Initially the rights are represented by GATX’s common stock certificates and are not exercisable. The rights will be exercisable only if a person acquires or announces a tender offer that would result in beneficial ownership of 20 percent or more of the Company’s common stock. If a person acquires beneficial ownership of 20 percent or more of the Company’s common stock, all holders of rights other than the acquiring person will be entitled to purchase the Company’s common stock at a reduced price. The rights are scheduled to expire on August 14, 2008.

The reserve for incentive compensation programs consists of shares authorized and available for future issuance under the GATX Corporation 2004 Equity Incentive Compensation Plan and other share-based compensation awards granted but not yet issued. See Note 18 for additional information.

NOTE 17.	Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign		Unrealized	Post-
	Currency	Unrealized	Loss on	Retirement
	Translation	Gain (Loss)	Derivative	Benefit
	Gain (Loss)	on Securities	Instruments	Plans	Total

Balance at December 31, 2003	$13.3	$1.7	$(42.5)	$(6.9)	$(34.4)
Change in component	55.5	1.1	(1.9)	(0.1)	54.6
Reclassification adjustments into earnings	—	2.5	(0.2)	—	2.3
Income tax effect	—	(1.4)	0.5	—	(0.9)

Balance at December 31, 2004	68.8	3.9	(44.1)	(7.0)	21.6
Change in component	(38.0)	(0.6)	18.7	(2.1)	(22.0)
Reclassification adjustments into earnings	0.7	(4.4)	3.2	—	(0.5)
Income tax effect	—	1.9	(8.1)	0.8	(5.4)

Balance at December 31, 2005	31.5	0.8	(30.3)	(8.3)	(6.3)
Change in component	33.0	(0.9)	7.2	(59.9)	(20.6)
Reclassification adjustments into earnings	—	(1.0)	2.2	—	1.2
Income tax effect	—	0.7	(1.2)	22.8	22.3

Balance at December 31, 2006	$64.5	$(0.4)	$(22.1)	$(45.4)	$(3.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (“the 2004 Plan”). An aggregate of 3.5 million shares of common stock is authorized under the 2004 Plan and as of December 31, 2006, 2.5 million shares were available for future issuance. The 2004 Plan provides for the granting of nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and phantom stock awards. These awards are more fully described below.

GATX adopted SFAS No. 123(R) using the modified prospective transition method as of January 1, 2006. Under this transition method, share-based compensation expense for the year ended December 31, 2006, included expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Prior to January 1, 2006, the Company applied APB 25 to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for stock option awards as the exercise price of the awards on the date of the grant was equal to the then current market price of the Company’s stock, however, compensation expense was recognized in connection with the issuance of restricted stock and phantom stock awards. Thus, the adoption of SFAS No. 123(R) primarily resulted in compensation expense being recorded for stock options and SARs. Share-based compensation expense for all awards granted after January 1, 2006, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). For the year ended December 31, 2006, the total share-based compensation expense was $7.7 million ($4.7 million after tax).

As a result of adopting SFAS No. 123(R) in 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, was $3.5 million and $2.2 million lower, respectively, than if it had continued to account for share based compensation under APB 25. Basic and diluted net earnings per share for the year ended December 31, 2006 were each $0.04 lower than if the Company had continued to account for share-based compensation under APB 25. Had the Company recognized compensation costs as prescribed by SFAS No. 123, reported net income, basic earnings per share and diluted earnings per share would have been as follows (in millions, except per share amounts):

	Year Ended December 31
	2005	2004

Net (loss) income, as reported	$(14.3)	$169.6
Add: Stock-based compensation expense, net of tax	1.5	1.1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4.0)	(3.2)

Pro forma net (loss) income	$(16.8)	$167.5

Net (loss) income per share:
Basic, as reported	$(0.29)	$3.44
Basic, pro forma	(0.33)	3.39
Diluted, as reported	(0.02)	3.04
Diluted, pro forma	(0.06)	3.01

Stock Option/SAR Awards

Stock options/SARs provide for the purchase of common stock and may be granted for periods not longer than seven years from the date of grant (ten years for options granted prior to 2004). SARs entitle the holder to receive the difference between the market price of GATX’s stock at the time of exercise and the exercise price either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holders to purchase shares of GATX stock at a specified exercise price. The exercise price for both options and SARs is equal to the average of the high and low trading prices of GATX stock on the date of grant. Options/SARs vest and become exercisable commencing on a date no earlier than one year from the date of grant. Compensation expense for these awards is recognized on a graded straight line basis over the applicable vesting period. The vesting period is three years with 50% vesting after the first year, 25% after the second year and 25% after the third year. Dividend equivalents accrue on all stock options/SARs granted under the 2004 Plan and are paid upon vesting. Dividend equivalents continue to be paid until the options/SARs are exercised, cancelled or expired. During 2006, only SARs were awarded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX values its stock option/SAR awards using the Black-Scholes model. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The assumptions GATX used in valuing its option/SAR awards were: expected stock price volatility (based on the historical volatility of its stock price), the risk free interest rate (based on the treasury yield curve) and the expected life of the option/SAR (based on historical exercise patterns and post-vesting termination behavior). Additionally, because GATX’s options/SARs are dividend participating, the value of each option/SAR also reflects the present value of the expected dividend equivalents to be paid during the estimated life of the option/SAR.

The assumptions GATX used to estimate the fair value of its stock option/SAR awards and the weighted average estimated fair value are noted in the table below:

	2006	2005	2004

Weighted average fair value of SAR/option	$15.82	$12.14	$9.72
Risk free interest rate	4.77%	4.31%	3.61%
Dividend yield	2.20%	3.80%	3.90%
Expected stock price volatility	33.55%	34.08%	35.45%
Expected life of the option, in years	5.2	5.3	5.0
GATX’s annual dividend	$0.84	$0.80	$0.80

Certain data with respect to stock options/SARs activity for the year ended December 31, 2006, are set forth below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options/SARs	Price	(Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	3,097	$31.64
Granted	240	38.63
Exercised	(1,026)	30.64		$13,701
Forfeited/Cancelled	(100)	30.79
Expired	(30)	34.03

Outstanding at end of period	2,181	32.88	4.5	25,970

Vested at the end of the period	1,777	32.61	4.3
Exercisable at the end of the period	1,777	32.61	4.3	20,657

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $13.7 million, $10.4 million and $4.5 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price.

As of December 31, 2006, there was $3.5 million of unrecognized compensation expense related to nonvested options/SARs, which is expected to be recognized over a weighted average period of 1.7 years. Cash received from employee exercises of options, for the year ended December 31, 2006, was $31.3 million. GATX did not recognize any excess tax benefits associated with these exercises.

Restricted Stock and Performance Share Awards

Restricted stock may be granted to key employees, entitling them to receive a specified number of restricted shares of common stock. Restricted shares of common stock carry all dividend and voting rights, but are not transferable prior to the expiration of a specified restriction period, generally three years, as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). Compensation expense is recognized for these awards over the applicable restriction period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2006, there was $4.1 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.7 years.

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2006, are set forth below:

		Weighted Average
	Number of Share	Grant-Date Fair
	Units Outstanding	Value

Restricted Stock:
Nonvested at beginning of the period	88,246	$33.03
Granted	58,050	38.71
Vested	(15,474)	32.65
Forfeited	(22,760)	35.37

Nonvested at end of period	108,062	$35.64

Performance Shares:
Nonvested at beginning of the period	150,292	$27.70
Granted	57,910	38.71
Vested	(71,635)	22.81
Forfeited	(17,021)	31.43

Nonvested at end of period	119,546	$35.43

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $3.7 million, $0.6 million and $0.1 million, respectively.

  Phantom Stock Awards

Phantom stock is granted to external directors as a portion of their compensation for service on GATX’s Board. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend declaration date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2006, GATX granted 14,548 units of phantom stock and 123,638 units were outstanding as of December 31, 2006.

NOTE 19.	Discontinued Operations

In 2006, GATX agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, GATX completed the sale of the assets of its former Technology segment (“Technology”) with $291.5 million of related nonrecourse debt assumed by the acquirer. Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

The following table summarizes certain operating data for discontinued operations, for all periods presented (in millions):

	2006	2005	2004

Revenues	$133.5	$133.9	$206.6
(Loss) income before taxes	(8.9)	(198.7)	22.9
Income (loss) from operations, net of taxes	32.1	(0.5)	21.4
Loss on disposal of segment, net of taxes	(70.9)	(119.4)	(7.2)

Net (loss) income from discontinued operations	$(38.8)	$(119.9)	$14.2

The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

	2006	2005	2004

Operating Activities
Net cash provided by operating activities	$91.4	$97.0	$131.7
Investing Activities
Portfolio investments and capital additions	(94.2)	(17.3)	(353.8)
Proceeds from disposal of segment	1,307.5	9.1	256.2
Proceeds from other investing activities	50.0	90.9	137.4

Net cash provided by investing activities	1,263.3	82.7	39.8
Financing Activities
Net proceeds from issuance of debt	—	—	183.8
Repayments of debt (original maturities longer than 90 days)	(796.0)	(82.4)	(239.3)

Net cash used in financing activities	(796.0)	(82.4)	(55.5)

Cash provided by discontinued operations, net	$558.7	$97.3	$116.0

GATX’s loss on disposals of wholly owned and partnered aircraft was comprised of $60.3 million ($70.9 million after tax) of losses realized on dispositions in 2006 and impairment charges of $196.4 million ($119.4 million after tax) recorded in 2005. Taxes associated with the disposals include an estimated expense of $37.2 million related to the recapture of previously deducted foreign losses related to GATX’s interests in certain foreign affiliates.

Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and selling, general and administration expenses (“SG&A”) expenses and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $16.4 million, $26.7 million and $21.0 million for 2006, 2005 and 2004, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was $6.1 million, $6.9 million and $12.1 million for 2006, 2005 and 2004, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

NOTE 20.	Cumulative Effect Adjustment to Retained Earnings

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 requires that companies quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material. Prior practice allowed the evaluation of materiality on the basis of either the income statement approach or the balance sheet, but did not require both. In years prior to 2002, GATX recorded accruals in connection with the sale of multiple business segments reported as discontinued operations. These accruals were for post-retirement employment benefits on an undiscounted basis for severed employees and retirees of the sold business, the liability for which was retained by GATX. In subsequent years, the periodic expenses for post-retirement employment benefits related to former employees of the sold businesses were charged against the accruals. The Company now believes that these liabilities were determined in error. These errors were deemed to be immaterial prior to 2006, but after applying the guidance under SAB 108, the cumulative effect of these errors was determined to be material to 2006. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”). As a result, an after-tax adjustment of $19.2 million was made to increase the opening balance of retained earnings as of January 1, 2006.

NOTE 21.	Earnings per Share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued during the year and shares reacquired during the year, if applicable, are weighted for the portion of the year that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed conversion of preferred stock, convertible debt, and the assumed exercise of stock options, SARs and restricted stock, if dilutive. The number of additional shares is calculated by assuming that outstanding options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

At December 31, 2006, GATX had $125.0 million of senior unsecured notes, which were contingently convertible into 5,093,428 common shares at a price of $24.54 per share. The conversion details are discussed in Note 11.

At December 31, 2006, GATX also had $124.3 million of senior unsecured notes that were convertible into 3,647,375 common shares at a price of $34.09 per share. These notes were converted in January 2007, resulting in a cash payment equal to the principal balance and the issuance of 1.0 million shares for the difference between GATX’s stock price at the time of conversion and the conversion price.

In 2006, GATX disposed of its Air segment. Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. As a result, continuing operations for 2005 changed from a net loss to net income, causing diluted EPS for 2005 to be based on a higher average common share equivalent. Accordingly, total diluted net earnings per share for the year ended December 31, 2005 were $0.27 higher than previously reported.

On January 25, 2007, the Company’s Board of Directors authorized a $300 million share repurchase program expected to be completed in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Year Ended December 31
	2006	2005	2004

Numerator:
Income from continuing operations	$150.5	$105.6	$155.4
(Loss) income from discontinued operations	(38.8)	(119.9)	14.2
Less: Dividends paid and accrued on preferred stock	*	0.1	0.1

Numerator for basic earnings per share — income (loss) available to common shareholders	$111.7	$(14.4)	$169.5
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	0.1	0.1
After-tax interest expense on convertible securities	12.7	12.9	12.9

Numerator for diluted earnings per share — income (loss) available to common shareholders	$124.4	$(1.4)	$182.5
Denominator:
Denominator for basic earnings per share — weighted average shares	51.0	50.1	49.3
Effect of dilutive securities:
Equity compensation plans	0.8	0.5	0.3
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	10.2	10.3	10.4

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	62.1	61.0	60.1
Basic earnings per share:
Income from continuing operations	$2.95	$2.11	$3.15
(Loss) income from discontinued operations	(0.76)	(2.40)	0.29

Total basic earnings per share	$2.19	$(0.29)	$3.44

Diluted earnings per share
Income from continuing operations	$2.63	$1.94	$2.80
(Loss) income from discontinued operations	(0.63)	(1.96)	0.24

Total diluted earnings per share	$2.00	$(0.02)	$3.04

*	Less than $0.1 million.

NOTE 22.	Foreign Operations

GATX has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from various foreign countries. GATX’s foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX’s share of affiliates’ earnings. Revenues and identifiable assets are determined to be foreign or U.S. based upon location of the customer; classification of affiliates’ earnings as foreign or domestic is made based on the office location of the affiliate.

The Company did not derive revenues in excess of 10% of consolidated revenues from continuing operations from any one foreign country for the years ended December 31, 2006, 2005 and 2004. No foreign country represented more than 10% of GATX’s identifiable assets from continuing operations at December 31, 2006 or 2004. At December 31, 2005, 12.2% of the Company’s identifiable assets were in Canada and 10.4% were in Germany.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents certain GATX data for continuing operations (in millions):

	Year Ended or at December 31
	2006	2005	2004

Revenues
Foreign	$253.8	$215.2	$206.0
United States	899.2	814.2	840.6

	$1,153.0	$1,029.4	$1,046.6

Share of Affiliates’ Earnings
Foreign	$64.2	$62.1	$42.1
United States	11.9	11.6	12.0

	$76.1	$73.7	$54.1

Identifiable Balance Sheet Assets
Foreign	$1,614.6	$1,465.8	$1,186.4
United States	2,797.2	2,071.8	2,369.5

	$4,411.8	$3,537.6	$3,555.9

Foreign generated cash flows are used to meet local operating needs and for reinvestment. For non-U.S. dollar functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, which is a component of accumulated other comprehensive income (loss).

NOTE 23.	Financial Data of Business Segments

The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX’s continuing business segments.

GATX leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and ASC.

Rail is principally engaged in leasing tank and freight railcars and locomotives. Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.

The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets.

ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities.

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments.

GATX allocates debt balances and related interest expense to each operating segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. In 2006, the Company revised its recourse leverage ratio levels for its segments to better align segment leverage with GATX’s consolidated leverage. The revised levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment’s risk-adjusted financial return. Historical financial information has been restated and all periods presented reflect the revised leverage levels.

In previous periods ASC was included in Other. As a result of its increased asset base and income contribution, ASC is now a reportable segment. Also in previous periods, SG&A expenses and income taxes were included in the measure of segment performance. All information in the following tables has been restated accordingly.

The following tables present certain segment data for the years ended December 31, 2006, 2005 and 2004 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2006 Profitability
Revenues
Lease income	$780.0	$42.0	$4.2	$—	$826.2
Marine operating income	—	—	205.6	—	205.6
Asset remarketing income	19.7	27.9	—	—	47.6
Other income	60.6	12.4	—	0.6	73.6

Total revenues	860.3	82.3	209.8	0.6	1,153.0
Share of affiliates’ earnings	22.7	53.4	—	—	76.1

Total gross income	883.0	135.7	209.8	0.6	1,229.1
Depreciation	146.1	7.0	10.2	—	163.3
Interest expense, net	98.6	16.9	8.1	5.6	129.2
Operating lease expense	163.0	3.9	—	(0.3)	166.6

Total ownership costs	407.7	27.8	18.3	5.3	459.1
Other operating costs	227.4	9.0	160.9	(0.1)	397.2

Segment profit (loss)	247.9	98.9	30.6	(4.6)	372.8
SG&A					146.7

Income from continuing operations before taxes					226.1
Income taxes					75.6

Income from continuing operations					150.5

Selected Balance Sheet Data
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	299.6	254.7	4,411.8
Capital Expenditures
Portfolio investments and capital additions	533.6	94.1	127.7	7.7	763.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2005 Profitability
Revenues
Lease income	$729.4	$31.4	$2.4	$—	$763.2
Marine operating income	—	—	135.7	—	135.7
Asset remarketing income	13.3	28.1	—	—	41.4
Other income	65.5	20.8	0.2	2.6	89.1

Total revenues	808.2	80.3	138.3	2.6	1,029.4
Share of affiliates’ earnings	13.7	60.0	—	—	73.7

Total gross income	821.9	140.3	138.3	2.6	1,103.1
Depreciation	132.1	4.2	6.5	—	142.8
Interest expense, net	77.9	16.8	5.1	6.0	105.8
Operating lease expense	176.2	4.1	—	(0.3)	180.0

Total ownership costs	386.2	25.1	11.6	5.7	428.6
Other operating costs	234.2	9.1	108.9	9.3	361.5

Segment profit (loss)	201.5	106.1	17.8	(12.4)	313.0
SG&A					141.0

Income from continuing operations before taxes					172.0
Income taxes					66.4

Income from continuing operations					105.6

Selected Balance Sheet Data
Investments in affiliated companies	99.7	184.2	—	—	283.9
Identifiable assets	2,719.4	455.5	162.9	199.8	3,537.6
Capital Expenditures
Portfolio investments and capital additions	402.9	92.6	3.2	4.5	503.2

2004 Profitability
Revenues
Lease income	$659.5	$29.8	$—	$—	$689.3
Marine operating income	—	—	110.9	—	110.9
Asset remarketing income	8.1	25.0	—	0.1	33.2
Other income	62.3	29.8	0.9	120.2	213.2

Total revenues	729.9	84.6	111.8	120.3	1,046.6
Share of affiliates’ earnings	16.6	37.5	—	—	54.1

Total gross income	746.5	122.1	111.8	120.3	1,100.7
Depreciation	124.2	4.2	6.5	—	134.9
Interest expense, net	77.0	23.9	5.1	20.4	126.4
Operating lease expense	166.0	4.1	—	(0.3)	169.8

Total ownership costs	367.2	32.2	11.6	20.1	431.1
Other operating costs	219.8	(1.9)	87.9	1.9	307.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

Segment profit	$159.5	$91.8	$12.3	$98.3	$361.9
SG&A					140.0

Income from continuing operations before taxes					221.9
Income taxes					66.5

Income from continuing operations					155.4

Selected Balance Sheet Data
Investments in affiliated companies	102.5	167.4	—	—	269.9
Identifiable assets	2,721.2	505.5	144.3	184.9	3,555.9
Capital Expenditures
Portfolio investments and capital additions	489.9	22.7	20.6	1.6	534.8

(a)	Other income included a $68.1 million gain from the sale of an idle property and $48.4 million of insurance recoveries related to a prior litigation matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.  Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter(b)	Quarter(b)	Quarter(b)	Quarter(b)	Total
	In millions, except per share data

2006
Gross Income	$271.0	$303.9	$336.2	$318.0	$1,229.1
Income from continuing operations	38.1	40.8	43.2	28.4	150.5
Income (loss) from discontinued operations	8.3	(0.3)	(54.2)	7.4	(38.8)

Net income (loss)	$46.4	$40.5	$(11.0)	$35.8	$111.7

Per Share Data:
Basic:
Income from continuing operations	$0.75	$0.80	$0.85	$0.55	$2.95
Income (loss) from discontinued operations	0.17	(0.01)	(1.07)	0.15	(0.76)

Total	$0.92	$0.79	$(0.22)	$0.70	$2.19

Diluted:
Income from continuing operations	$0.67	$0.71	$0.75	$0.51	$2.63
Income (loss) from discontinued operations	0.14	(0.01)	(0.88)	0.12	(0.63)

Total	$0.81	$0.70	$(0.13)	$0.63	$2.00

2005
Gross Income	$243.7	$297.7	$285.9	$275.8	$1,103.1
Income from continuing operations	25.8	37.8	32.3	9.7	105.6
Income (loss) from discontinued operations	1.3	(2.5)	2.6	(121.3)	(119.9)

Net income (loss)	$27.1	$35.3	$34.9	$(111.6)	$(14.3)

Per Share Data:(a)
Basic:
Income from continuing operations	$0.52	$0.76	$0.64	$0.19	$2.11
Income (loss) from discontinued operations	0.03	(0.05)	0.05	(2.39)	(2.40)

Total	$0.55	$0.71	$0.69	$(2.20)	$(0.29)

Diluted:
Income from continuing operations	$0.48	$0.67	$0.58	$0.19	$1.94
Income (loss) from discontinued operations	0.02	(0.04)	0.04	(2.37)	(1.96)

Total	$0.50	$0.63	$0.62	$(2.18)	$(0.02)

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(b)	Financial data for the Air segment has been segregated as discontinued operations for all periods presented. As a result, amounts have been restated from Form 10-Q filed with the Securities and Exchange Commission (“SEC”) for the quarterly periods ended September 30, 2005, March 31, 2006 and June 30, 2006, and from the Form 10-K for the period ended December 31, 2005. Also as a result, continuing operations for 2005 changed from a net loss to net income, causing diluted EPS for 2005 to be based on a higher average common share equivalent.

(c)	Effective December 31, 2006, GATX modified its methodology for allocating certain SG&A and interest expenses related to ASC among interim periods. As a result, amounts reported above have been restated from amounts reported in prior quarters to reflect the revised methodology. There was no effect on full year reported

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. The following is a summary of the impact of the adjustments on both income from continuing operations and net income (loss) for the three months ended:

	2006		2005
	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS

March 31	$(1.5)	$(0.02)	$(1.3)	$(0.02)
June 30	0.2	—	0.4	0.01
September 30	0.6	0.01	0.6	0.01
December 31	0.7	0.01	0.3	0.01

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective.

Management’s Report Regarding the Effectiveness of Internal Control and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions, or that the degree of compliance with the applicable policies and procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company’s internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

Based on such evaluation, the Company’s management has concluded that as of the end of the period covered by this annual report, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GATX Corporation

We have audited management’s assessment, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures, that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GATX Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GATX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2006 and the financial statement schedules listed in the index at Item 15(a) of GATX Corporation and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 27, 2007

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 15, 2007, which sections are incorporated herein by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation of Executive Officers” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 15, 2007, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 15, 2007, which sections are incorporated herein by reference.

Equity Compensation Plan Information (as of December 31, 2006):

	Number of Securities				Number of Securities Remaining
	to be Issued		Weighted-Average		Available for Future Issuance
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders	2,470,105	(1)	$32.88	(2)	2,523,167
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	2,470,105				2,523,167

(1)	Consists of 2,181,401 stock options outstanding, 119,546 performance shares estimated at target, 45,520 restricted stock units and 123,638 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted or phantom stock units.

See Note 18 to the Consolidated Financial Statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 15, 2007, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 15, 2007, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	95

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits. See the Exhibit Index included herewith and incorporated by reference hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CORPORATION
(Registrant)

/s/  Brian A. Kenney
Brian A. Kenney
Chairman, President and
Chief Executive Officer
March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney March 1, 2007		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Lyons Robert C. Lyons March 1, 2007		Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William M. Muckian William M. Muckian March 1, 2007		Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Rod F. Dammeyer		Director
James M. Denny		Director
Richard Fairbanks		Director
Deborah M. Fretz		Director
Marla C. Gottschalk		Director
Mark G. McGrath		Director
Michael E. Murphy		Director
Casey J. Sylla		Director

By	/s/ Deborah A. Golden Deborah A. Golden (Attorney in Fact) March 1, 2007

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS

	December 31
	2006	2005
	In millions

Assets
Cash and cash equivalents	$0.4	$—
Recoverable income taxes from GATX Financial Corporation	96.0	—
Other assets	70.3	111.5
Investment in subsidiaries	1,435.8	1,771.0

Total Assets	$1,602.5	$1,882.5

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$25.2	$31.6
Debt	249.3	300.0
Due to GATX Financial Corporation	—	393.2
Other liabilities	165.0	135.4

Total Liabilities	439.5	860.2
Shareholders’ Equity
Preferred stock	—	—
Common stock	37.4	36.5
Additional paid in capital	474.3	424.6
Retained earnings	783.2	696.0
Accumulated other comprehensive loss	(3.4)	(6.3)
Less: cost of common shares in treasury	(128.5)	(128.5)

Total Shareholders’ Equity	1,163.0	1,022.3

Total Liabilities and Shareholders’ Equity	$1,602.5	$1,882.5

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	In millions

Gross Income	$—	$1.5	$0.5
Costs and Expenses
Interest expense, net	43.3	46.4	44.1
Reversal of provision for possible losses	—	(2.7)	—
Selling, general and administrative	48.6	52.5	49.4

Total Costs and Expenses	91.9	96.2	93.5
Loss before Income Tax Benefit and Share of Net Income from Continuing Operations	(91.9)	(94.7)	(93.0)
Income Tax Benefit	(31.8)	(33.8)	(47.6)

Loss before Share of Net Income from Continuing Operations	(60.1)	(60.9)	(45.4)
Share of Net Income from Continuing Operations(a)	210.6	166.5	200.8

Income from Continuing Operations	150.5	105.6	155.4
Share of Net (Loss) Income from Discontinued Operations, Net of Taxes	(38.8)	(119.9)	14.2

Net Income (Loss)	$111.7	$(14.3)	$169.6

(a)	Dividends from continuing operations were $59.2 million, $73.3 million and $106.9 million for the years ended 2006, 2005 and 2004, respectively.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	In millions

Operating Activities
Net income (loss)	$111.7	$(14.3)	$169.6
Less: (loss) income from discontinued operations	(38.8)	(119.9)	14.2

Income from continuing operations	150.5	105.6	155.4
Adjustments to reconcile income from continuing operations to net provided by (cash used) in continuing operations:
Reversal of provision for possible losses	—	(2.7)	—
Deferred income taxes	62.3	(33.8)	(84.5)
Share of net income from continuing operations, net of dividends received	(151.4)	(93.2)	(94.0)
Other	(85.3)	(5.8)	1.8

Net cash used in operating activities of continuing operations	(23.9)	(29.9)	(21.3)
Investing Activities
Investments in subsidiaries	—	(47.6)	—
Additions to property and equipment	(7.7)	(4.6)	(1.5)
Proceeds from other asset sales	—	—	0.8

Net cash used in investing operations of continuing operations	(7.7)	(52.2)	(0.7)
Financing Activities
Repayment of debt	(50.6)	—	—
Advances from continuing operations	94.7	98.4	55.6
Net cash proceeds from employee stock options	31.3	23.6	5.8
Cash dividends	(43.4)	(40.0)	(39.4)

Net cash provided by financing activities of continuing operations	32.0	82.0	22.0

Net Increase (Decrease) in Cash and Cash Equivalents	$0.4	$(0.1)	$—

Non-Cash Transaction
Non-cash distribution from GATX Financial Corporation	$487.9	$—	$—

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2006	2005	2004
	In millions

Net income (loss)	$111.7	$(14.3)	$169.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	33.0	(37.3)	55.5
Unrealized (loss) gain on securities	(1.2)	(3.1)	2.2
Unrealized gain (loss) on derivative instruments	8.2	13.8	(1.6)
Minimum pension liability	(2.3)	(1.3)	(0.1)

Other comprehensive income (loss)	37.7	(27.9)	56.0

Comprehensive Income (Loss)	$149.4	$(42.2)	$225.6

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

Filed with this Report:
2.2	Supplemental Agreement dated as of November 30, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited.
2.3	Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited.
2.4	Third Supplemental Agreement dated as of January 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited.
2.5	Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited.
2.6	Fifth Supplemental Agreement dated as of February 6, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited.
10.23	Agreement for Continued Employment following a Change of Control between GATX Corporation and Ms. Golden dated as of January 9, 2006. *
10.24	Amendment No. 1 to the Amended and Restated Five Year Credit Agreement dated as of December 11, 2006 between GATX Financial Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative Agent.
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.	103
21	Subsidiaries of the Registrant.	104
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	105
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).	106
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).	107
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).	108
Incorporated by Reference:
2.1	Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3A to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, file number 1-2328.
3.2	By-Laws of GATX Corporation, as amended are incorporated herein by reference to Exhibit 3A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, file number 1-2328.
4.1	Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation’s Form S-3, file number 33-30300.
4.2	Supplemental Indenture dated as of December 18, 1991 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation’s Form S-3, file number 33-64474.
4.3	Second Supplemental Indenture dated as of January 2, 1996 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.3 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.4	Third Supplemental Indenture dated as of October 14, 1997 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.4 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.5	Indenture dated as of October 1, 1987 between General American Transportation Corporation and The Chase Manhattan Bank (National Association) is incorporated herein by reference to General American Transportation Corporation’s Form S-3, file number 33-17692.

Exhibit
Number	Exhibit Description	Page

4.6	First Supplemental Indenture dated as of May 15, 1988 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4.7	Second Supplemental Indenture dated as of March 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated March 15, 1990, file number 2-54754.
4.8	Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated June 29, 1990, file number 2-54754.
4.9	Fourth Supplemental Indenture dated as of June 15, 1996 between General American Transportation Corporation and the Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation’s Form 8-K dated January 26, 1996, file number 2-54754.
4.10	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.
4.11	Indenture dated as of August 15, 2003 between GATX Corporation, GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated November 13, 2003, file number 33-110451.
10.1	Amended and Restated Five Year Credit Agreement dated as of June 27, 2005 between GATX Financial Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative Agent is incorporated herein by reference to GATX Financial Corporation’s Form 8-K dated June 27, 2005, file number 1-8319.
10.2	GATX Corporation 1995 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.*

i.  Amendment of said Plan effective as of January 31, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328.

ii. Amendment of said Plan effective as of December 5, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.

iii. Amendment of said Plan effective as of April 24, 1998, Amendment of said Plan effective June 9, 2000, and Amendment of said Plan effective January 26, 2001, is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328.

10.3	GATX Corporation Deferred Fee Plan for Directors, as amended and restated July 1, 1998 is incorporated herein by reference to Exhibit 10C to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.*
10.4	1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, is incorporated herein by reference to Exhibit 10F to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.5	1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, is incorporated herein by reference to Exhibit 10G to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.6	1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, is incorporated herein by reference to Exhibit 10H to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*

Exhibit
Number	Exhibit Description	Page

10.7	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.*
10.8	Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors is incorporated herein by reference to Exhibit 10K to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.*
10.9	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993 is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328.*
10.10	Summary of the Directors’ Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996 is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.*
10.11	Amended and Restated Agreements for Continued Employment Following a Change of Control between GATX Corporation and Messrs. Kenney and Earl and Ms. Duddy dated as of August 6, 2004 is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.12	Agreement for Continued Employment Following a Change of Control between GATX Corporation and Mr. Lyons dated as of October 18, 2005 is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, file number 1-2328.*
10.13	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals that qualify the award as performance based compensation under 162(m) of the Internal Revenue Code is incorporated herein by reference to Exhibit 10C to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.14	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals is incorporated herein by reference to Exhibit 10D to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.15	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.16	Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.17	GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*
10.18	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*
10.19	Performance Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals is incorporated by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.*

Exhibit
Number	Exhibit Description	Page

10.20	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.21	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.22	Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated by reference to GATX’s Form 8-K dated July 21, 2006, file number 1-2328.*
99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*
99.2	Certain instruments evidencing long-term indebtedness of GATX Financial Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements