Form 10-Q
period 2007-03-31
GATX CORP
filed 2007-05-03
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employee Identification No.)
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,084,699 shares of common stock were outstanding as of April 13, 2007.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	March 31	December 31
	2007	2006
Assets

Cash and Cash Equivalents	$416.8	$196.2
Restricted Cash	49.2	48.0

Receivables
Rent and other receivables	59.0	102.5
Finance leases	385.9	402.6
Loans	40.5	36.0
Less: allowance for possible losses	(9.6)	(9.6)

	475.8	531.5

Operating Assets and Facilities
Rail	4,432.4	4,352.4
Specialty	118.6	113.6
ASC	362.8	361.2
Less: allowance for depreciation	(1,827.2)	(1,798.0)

	3,086.6	3,029.2
Investments in Affiliated Companies	298.9	291.9
Goodwill	93.9	92.8
Other Assets	195.2	225.2
Assets of Discontinued Operations	3.8	232.2

Total Assets	$4,620.2	$4,647.0

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$196.5	$158.9
Debt
Commercial paper and bank credit facilities	283.5	22.4
Recourse	1,987.4	2,138.1
Nonrecourse	1.9	2.7
Capital lease obligations	48.2	51.5

	2,321.0	2,214.7

Deferred Income Taxes	659.1	757.4
Other Liabilities	334.8	348.3

Total Liabilities	3,511.4	3,479.3

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 18,416 and 19,008 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2007 and December 31, 2006, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 61,466,495 and 59,946,664 shares issued and 51,440,084 and 51,997,154 shares outstanding as of March 31, 2007 and December 31, 2006, respectively)	38.3	37.4
Additional paid in capital	484.0	474.3
Retained earnings	806.2	787.9
Accumulated other comprehensive income (loss)	6.6	(3.4)
Treasury shares, at cost (10,026,411 shares at March 31, 2007 and 7,949,510 at December 31, 2006)	(226.3)	(128.5)

Total Shareholders’ Equity	1,108.8	1,167.7

Total Liabilities and Shareholders’ Equity	$4,620.2	$4,647.0

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended
	March 31
	2007	2006
Gross Income
Lease income	$217.9	$200.6
Marine operating revenue	7.6	8.4
Interest income on loans	0.9	0.8
Asset remarketing income	10.0	25.7
Fees	0.7	2.0
Other	14.3	15.8

Revenues	251.4	253.3
Share of affiliates’ earnings	23.5	17.7

Total Gross Income	274.9	271.0

Ownership Costs
Depreciation	42.2	35.5
Interest expense, net	29.9	28.8
Operating lease expense	39.1	46.1

Total Ownership Costs	111.2	110.4

Other Costs and Expenses
Maintenance expense	52.3	51.1
Marine operating expense	6.2	7.0
Selling, general and administrative	38.0	33.8
Asset impairment charges	1.5	3.1
Other	6.8	6.5

Total Other Costs and Expenses	104.8	101.5

Income from Continuing Operations before Income Taxes	58.9	59.1
Income Taxes	21.9	21.0

Income from Continuing Operations	37.0	38.1
(Loss) Income from Discontinued Operations, net of taxes	(2.1)	8.3

Net Income	$34.9	$46.4

Per Share Data
Basic:
Income from continuing operations	$0.71	$0.75
(Loss) income from discontinued operations	(0.04)	0.17

Total	$0.67	$0.92

Average number of common shares (in thousands)	52,215	50,566

Diluted:
Income from continuing operations	$0.65	$0.67
(Loss) income from discontinued operations	(0.03)	0.14

Total	$0.62	$0.81

Average number of common shares and common share equivalents (in thousands)	59,125	61,629

Dividends declared per common share	$0.24	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three Months Ended
	March 31
	2007	2006
Operating Activities
Net income	$34.9	$46.4
Less: (Loss) income from discontinued operations	(2.1)	8.3

Income from continuing operations	37.0	38.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(10.1)	(7.3)
Depreciation	44.6	38.0
Asset impairment charges	1.5	3.1
Deferred income taxes	14.7	13.4
Share of affiliates’ earnings, net of dividends	(16.7)	(15.0)
Income taxes payable	1.8	0.4
Operating lease payable	(45.1)	(42.7)
Other	15.2	0.7

Net cash provided by operating activities of continuing operations	42.9	28.7

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(115.6)	(101.1)
Loans extended	(6.3)	(4.8)
Investments in affiliates	—	(5.5)
Other	(0.1)	(1.8)

Portfolio investments and capital additions	(122.0)	(113.2)
Purchases of leased-in assets	—	(160.6)
Portfolio proceeds	77.8	30.2
Proceeds from sales of other assets	4.1	6.7
Net increase in restricted cash	(1.2)	(0.8)

Net cash used in investing activities of continuing operations	(41.3)	(237.7)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	—	245.4
Repayments of debt (original maturities longer than 90 days)	(154.1)	(101.3)
Net increase in debt with original maturities of 90 days or less	260.7	13.4
Payments on capital lease obligations	(3.3)	(4.7)
Issuance of common stock	7.2	4.8
Stock repurchases	(97.8)	—
Cash dividends	(12.6)	(10.6)

Net cash provided by financing activities of continuing operations	0.1	147.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	—
Cash Flows of Discontinued Operations (see Note 12)
Net cash (used in) provided by operating activities	(8.8)	21.7
Net cash provided by investing activities	227.1	31.1
Net cash used in financing activities	—	(17.4)

Net increase (decrease) in Cash and Cash Equivalents during the period	220.6	(26.6)
Cash and Cash Equivalents at beginning of period	196.2	106.0
Cash and Cash Equivalents at end of period	$416.8	$79.4

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.
     On January 1, 2007, GATX adopted the provisions of the following new accounting standards:
     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This guidance applies to all transactions classified as leveraged leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 and provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income should be recalculated which may result in a one-time, non-cash charge to earnings in the period of changed expectations. As a result of the implementation of this FSP, GATX reduced the carrying value of two structured leverage leases and recorded a corresponding reduction of $15.0 million, net of taxes, to the 2007 opening balance of retained earnings. This amount will be recognized as income over the remaining terms of the affected leases, 2007 to 2021, and is not expected to be material in any year.
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded a decrease in the liability for unrecognized tax benefits and a corresponding increase of $11.0 million to the 2007 opening balance of retained earnings. See Note 10 for additional information.
     FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 amends prior guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. In accordance with this FSP, GATX has retrospectively restated its financial statements, establishing a prepaid asset for five-year survey costs on ASC vessels and increasing it’s 2006 opening balance of retained earnings by $3.8 million, net of taxes. The impact on financial results for 2006 and 2007 was not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 3. Investments in Affiliated Companies
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
     Operating results for all affiliated companies for the three months ending March 31, assuming GATX held a 100% interest, were (in millions):

	2007	2006

Revenues	$150.4	$133.4
Pre-tax income reported by affiliates	57.8	47.8
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended March 31, 2007 and 2006, were as follows (in millions):

	2007 Pension	2006 Pension	2007 Retiree	2006 Retiree
	Benefits	Benefits	Health and Life	Health and Life

Service cost	$1.5	$1.5	$—	$0.1
Interest cost	5.8	5.5	0.9	1.0
Expected return on plan assets	(7.6)	(7.4)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	1.1	1.1	0.2	0.2

Net costs	$0.8	$0.7	$1.1	$1.3

     The previous table includes amounts allocated to discontinued operations, all of which are immaterial.
     The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2007, may differ from these estimates.
NOTE 5. Commercial Commitments
     In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which may require performance in the event of demands by third parties. Similar to GATX’s balance sheet investments, these guarantees expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.
     The following table sets forth GATX’s commercial commitments for continuing operations (in millions):

	March 31	December 31
	2007	2006
Affiliate guarantees	$24.2	$24.2
Asset residual value guarantees	144.1	144.5
Lease payment guarantees	70.5	20.8
Other	77.8	77.8

Total guarantees	316.6	267.3
Standby letters of credit and bonds	15.8	15.8

	$332.4	$283.1

     At March 31, 2007, the maximum potential amount of guarantees under which GATX could be required to perform was $316.6 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $19.1 million. The expirations of these guarantees range from 2007 to 2019.
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
     Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed. Any liability resulting from GATX’s performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.
     Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties.
     Other consists of GATX’s indemnification of Airbus Industrie (“Airbus”) related to the dissolution of Flightlease Holdings Limited (“FHG”) and the allocation by Airbus of $77.8 million of pre-delivery payments to GATX towards the purchase of aircraft in 2001. These pre-delivery payments are the subject of active litigation. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverage. No material claims have been made against these obligations. At March 31, 2007, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2005. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $170.1 million of which $145.9 million was the aggregate carrying value of these investments recorded on the balance sheet at March 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Comprehensive Income
     The components of comprehensive income for the three months ended March 31 were as follows (in millions):

	2007	2006

Net income	$34.9	$46.4
Other comprehensive income, net of tax:
Foreign currency translation gain	7.2	3.3
Unrealized loss on securities	(3.7)	(0.3)
Unrealized gain on derivative instruments	6.5	2.2

Comprehensive Income	$44.9	$51.6

NOTE 8. Share-Based Compensation
     In the first quarter of 2007, GATX granted 214,700 stock appreciation rights (“SAR”), 66,590 restricted stock units and 55,270 performance shares. For the three months ended March 31, 2007 and 2006, the total share-based compensation expense was $2.0 million ($1.2 million after tax) and $1.9 million ($1.1 million after tax), respectively.
     The weighted average estimated fair value and assumptions used in estimating the fair value of GATX’s 2007 SAR awards are noted in the table below. The vesting period for the 2007 SAR grant is three years, with 1/3 vesting after each year.

2007
Weighted average fair value of SAR award	$17.28
Risk free interest rate	4.47%
Dividend yield	2.10%
Expected stock price volatility	31.88%
Expected life of the option, in years	4.68
GATX’s annual dividend	$0.96
NOTE 9. Capital Structure and Earnings Per Share
     During the three months ended March 31, 2007, $124.3 million of 7.5% convertible notes matured resulting in a cash payment equal to the principal balance and the issuance of 1.0 million shares of GATX common stock representing the difference between GATX’s stock price at the time of conversion and the conversion price (the “conversion premium”). Additionally, $9.5 million of 5% convertible notes were converted, resulting in a cash payment for the principal balance and 0.2 million shares issued for the conversion premium. At March 31, 2007, $115.4 million of 5% convertible notes were outstanding, which were convertible into 4,704,799 common shares at a price of $24.54 per share.
     On January 5, 2007, the Company’s Board of Directors authorized a $300 million common stock repurchase program. As of March 31, 2007, 2.1 million shares have been repurchased for $97.8 million. The repurchased shares were recorded as treasury stock under the cost method.
     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share were computed using the treasury stock method and include the impact of potentially dilutive securities, including stock options, SARs and restricted stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended
	March 31
	2007	2006
Numerator:
Income from continuing operations	$37.0	$38.1
(Loss) income from discontinued operations	(2.1)	8.3
Less: Dividends paid and accrued on preferred stock	*	*

Numerator for basic earnings per share — income available to common shareholders	$34.9	$46.4
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*
After-tax interest expense on convertible securities	1.5	3.2

Numerator for diluted earnings per share — income available to common shareholders	$36.4	$49.6
Denominator:
Denominator for basic earnings per share — weighted average shares	52.2	50.6
Effect of dilutive securities:
Equity compensation plans	0.8	0.7
Convertible preferred stock	0.1	0.1
Convertible securities	6.0	10.3

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion (a)	59.1	61.6
Basic earnings per share:
Income from continuing operations	$0.71	$0.75
(Loss) income from discontinued operations	(0.04)	0.17

Total basic earnings per share	$0.67	$0.92

Diluted earnings per share:
Income from continuing operations	$0.65	$0.67
(Loss) income from discontinued operations	(0.03)	0.14

Total diluted earnings per share	$0.62	$0.81

*	Less than $0.1 million.

(a)	Diluted earnings per share results may not be additive due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Income Taxes
     GATX adopted the provisions of FIN 48 as of January 1, 2007, resulting in an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. As of March 31, 2007, GATX’s gross liability for unrecognized tax benefits totaled $42.1 million, which, if fully recognized, would decrease income tax expense by $29.9 million ($24.3 million net of federal tax benefits).
     GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. consolidated income tax returns for years 2003 through 2005 which is expected to be completed by the end of 2008. Additionally, the IRS substantially completed its audit of the Company’s income tax returns for the years 1998 through 2002. As part of this audit, the Company entered the IRS appeals process to address one disputed issue. GATX believes that its tax position related to this issue was proper based upon applicable statutes, regulations and case law, but anticipates that it is reasonably possible that the IRS may propose an adjustment with respect to this matter. The Company does not anticipate that the resolution of this matter, including potential litigation, will have a material impact on its financial position or results of operations. All examinations with respect to U.S. tax returns for years prior to 1998 have been closed.
     Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized federal tax benefits of $3.1 million, state tax benefits of $6.2 million and foreign tax benefits of $2.3 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2007, the gross liability for unrecognized tax benefits included $7.0 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and recorded as a reduction of income tax expense.
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
     The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and periodic income primarily related to the remarketing of assets.
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
     GATX allocates debt balances and related interest expense to each operating segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
presented on a comparable basis.
     The following tables present certain segment data for the three months ended March 31, 2007 and 2006 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Three Months Ended March 31, 2007
Profitability
Revenues	$228.4	$14.3	$8.7	$—	$251.4
Share of affiliates’ earnings	5.4	18.1	—	—	23.5

Total gross income	233.8	32.4	8.7	—	274.9
Total ownership costs	106.3	7.3	2.5	(4.9)	111.2
Total operating costs	60.3	0.5	6.0	—	66.8

Segment profit	67.2	24.6	0.2	4.9	96.9
SG&A					38.0

Income from continuing operations before taxes					58.9
Capital Expenditures
Portfolio investments and capital additions	110.9	12.0	1.6	(2.5)	122.0
Selected Balance Sheet Data at March 31, 2007
Investments in affiliated companies	116.8	182.1	—	—	298.9
Identifiable assets	3,391.6	479.2	286.1	459.5	4,616.4

Three Months Ended March 31, 2006
Profitability
Revenues	211.1	32.5	9.5	0.2	253.3
Share of affiliates’ earnings	3.6	14.1	—	—	17.7

Total gross income	214.7	46.6	9.5	0.2	271.0
Total ownership costs	100.2	7.0	1.3	1.9	110.4
Total operating costs	57.5	3.1	7.0	0.1	67.7

Segment profit (loss)	57.0	36.5	1.2	(1.8)	92.9
SG&A					33.8

Income from continuing operations before taxes					59.1
Capital Expenditures
Portfolio investments and capital additions	70.2	39.5	2.8	0.7	113.2
Selected Balance Sheet Data at December 31, 2006
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Discontinued Operations
     Discontinued operations consist of the Company’s former Air and Technology segments. On January 17, 2007, GATX completed the sale of its Air joint ventures for gross proceeds of $227.1 million.
     The following table summarizes certain operating data for discontinued operations for the three months ended March 31 (in millions):

	2007	2006
Revenues	$0.5	$35.7
(Loss) income before taxes	(3.5)	13.3

(Loss) income from operations, net of taxes	(0.6)	7.8
(Loss) gain on disposal of segment, net of taxes	(1.5)	0.5

Net (loss) income from discontinued operations	$(2.1)	$8.3

     Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results for 2006 also reflect intercompany allocations for interest and certain SG&A expenses of $4.4 million and $1.7 million, respectively. Interest was allocated consistent with GATX’s consolidated risk adjusted approach for continuing operations. SG&A was allocated based on management’s best estimate and judgment of the direct costs of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.
     The following table summarizes the components of discontinued operations reported on the consolidated statements of cash flows, for the three months ended March 31 (in millions):

	2007	2006
Operating Activities
Net cash (used in) provided by operating activities	$(8.8)	$21.7
Investing Activities
Portfolio investments and capital additions	—	(3.1)
Proceeds from disposal of segment	227.1	—
Proceeds from other investing activities	—	34.2

Net cash provided by investing activities	227.1	31.1
Financing Activities
Net cash used in financing activities	—	(17.4)

Cash provided by discontinued operations, net	$218.3	$35.4

NOTE 13. Subsequent Event
     Subsequent to March 31, 2007, GATX announced that its wholly-owned subsidiary, GFC, will merge into its parent company, GATX Corporation. This action will simplify GATX’s corporate structure and eliminate certain redundancies and costs. All outstanding debt and other financial obligations of GFC will become the obligations of GATX. The merger is expected to be completed in the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This report contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s or GATX Financial Corporation’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GATX; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances.
Business Overview
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
     Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2006.
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non- Generally Accepted Accounting Principles (“GAAP”) financial information. See “Non-GAAP Financial Information” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended March 31
	2007	2006
Gross Income
Rail	$233.8	$214.7
Specialty	32.4	46.6
ASC	8.7	9.5

Total segment gross income	274.9	270.8
Other income	—	0.2

Consolidated Gross Income	274.9	271.0

Segment Profit
Rail	67.2	57.0
Specialty	24.6	36.5
ASC	0.2	1.2

Total Segment Profit	92.0	94.7
Less:
Selling, general and administrative expenses	38.0	33.8
Unallocated interest expense, net	(4.8)	2.0
Other, including eliminations	(0.1)	(0.2)
Income taxes	21.9	21.0

Income from continuing operations	37.0	38.1
(Loss) income from discontinued operations, net of taxes	(2.1)	8.3

Consolidated Net Income	$34.9	$46.4

Basic earnings per share — income from continuing operations	$0.71	$0.75

Diluted earnings per share — income from continuing operations	$0.65	$0.67

Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the twelve months ended March 31:

	2007	2006
ROE	13.6%	10.8%

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
     GATX allocates debt balances and related interest expense to each segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is presented on a comparable basis.
Rail
Segment Summary
     In the current quarter, continued favorable market conditions enabled Rail to achieve strong lease rate increases and renewal success. North American average lease renewal rates on a basket of common car types increased 18.6% over the average expiring lease rates. Additionally, Rail’s average term on renewals was 72 months compared to 63 months in the first quarter of 2006 and 70 months in the fourth quarter of 2006. North American fleet utilization decreased slightly to 98.1% from 98.5% at year end, reflecting moderate weakness in a narrow band of freight car types within the fleet. In Europe, fleet utilization increased as demand remained strong across all railcar types. During the first three months of 2007, Rail invested $110.9 million compared to $70.2 million for the first quarter of 2006.
     While GATX experienced favorable market conditions during the first quarter of 2007, indicators across the North American rail marketplace began to show some weakness. In particular, overall rail industry car loadings declined by 4.9% compared against the same period in 2006, and there was a significant reduction in the level of new car orders and the related manufacturing backlog for railcars. Utilization is expected to remain high through the remainder of 2007; however, Rail is closely monitoring the market for further developments.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2007	2006
Gross Income
Lease income	$204.8	$190.4
Asset remarketing income	9.8	6.0
Fees	0.3	0.4
Other income	13.5	14.3

Revenues	228.4	211.1
Affiliate earnings	5.4	3.6

	233.8	214.7

Ownership Costs
Depreciation	39.6	33.9
Interest expense, net	28.3	21.1
Operating lease expense	38.4	45.2

	106.3	100.2

Operating Costs
Maintenance expense	52.3	51.1
Asset impairment charges	—	0.2
Other operating expense	8.0	6.2

	60.3	57.5

Segment profit	$67.2	$57.0

Rail’s Lease Income
     Components of Rail’s lease income for the three months ended March 31 are outlined below (in millions):

	2007	2006
North America	$168.4	$157.9
Europe	29.7	25.7
Locomotives	6.7	6.8

	$204.8	$190.4

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars as of March 31:

	2007	2006
Beginning balance	110,478	108,151
Cars added	1,153	785
Cars scrapped or sold	(797)	(690)

Ending balance	110,834	108,246
Utilization rate at quarter end	98.1%	98.6%
     The following table summarizes fleet activity for Rail’s European railcars as of March 31:

	2007	2006
Beginning balance	18,471	18,854
Cars added	428	32
Cars scrapped or sold	(23)	(90)

Ending balance	18,876	18,796
Utilization rate at quarter end	95.6%	91.6%
Comparison of the First Three Months of 2007 to the First Three Months of 2006.
Segment Profit
     Rail’s segment profit rose 18% or $10.2 million over 2006. The increase primarily resulted from the effects of lease rate increases and active fleet growth achieved in 2006. Rail also took advantage of current market conditions and sold certain locomotives and less desirable railcar types resulting in an increase in asset remarketing income. The favorable rail leasing market also contributed to favorable results at all of Rail’s affiliates. These amounts were partially offset by the costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s 2007 gross income of $233.8 million for the first three months was $19.1 million higher than the prior year period.
     In North America, lease income increased $10.5 million reflecting the effects of lease rate increases experienced over the past 12 months. Additionally, an average of over 2,000 additional railcars on lease contributed significantly to the increase. In Europe, lease income increased $4.0 million, of which $2.5 million was the result of strengthening foreign currencies and $1.1 million was due to an average of over 750 additional railcars on lease. European lease rates during the two periods were comparable.
     Asset remarketing income was $3.8 million higher primarily due to the sale of 42 locomotives in 2007. Other income decreased due to fewer billable repairs of third-party railcars in North American owned repair facilities, primarily due to these facilities focusing on maintaining the larger GATX owned fleet.
     The increase in affiliates’ earnings reflects improved operating results at Rail’s affiliates as they also benefited from the favorable market conditions. Lease income at North American and European affiliates was higher as a result of lease rate increases over the expiring rate. Additionally, lease income in Europe also increased due to a larger fleet size as Rail’s AAE Cargo affiliate continued to invest in new railcars and markets.

Ownership Costs
     Ownership costs increased $6.1 million primarily due to depreciation and interest associated with investment volume of $574.3 million over the last 12 months. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that previously had been leased in under operating leases.
Operating Costs
     Maintenance expenses increased $1.2 million, primarily the result of higher costs for increased repairs performed by railroads, and increased component prices and costs associated with maintaining a larger fleet. In North America, maintenance cost per car was, on average, higher due to increased costs from vendors, including railroads, as well as the type of repair work being performed. In Europe, strengthening foreign currencies and increased regulatory maintenance costs on the European fleet contributed to the increase.
     Other operating expenses increased $1.8 million primarily due to the remeasurement losses of nonfunctional currency assets and liabilities in each period. Higher switching costs also contributed to the increase.
Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $487.1 million at March 31, 2007, compared to $499.9 million at December 31, 2006. Specialty invested $12.0 million in first quarter 2007, including $6.3 million of industrial equipment and $5.6 million of marine assets. Specialty’s asset base in 2007 was also impacted by an affiliate’s sale of a marine vessel and the adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, which resulted in a reduction of leveraged lease assets of $15.1 million. See Note 2 to the consolidated financial statements for additional information on the effects of this pronouncement. The estimated net book value equivalent of managed assets was $452.4 million at March 31, 2007.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2007	2006
Gross Income
Lease income	$12.0	$9.2
Interest income on loans	0.9	0.8
Asset remarketing income	0.2	19.7
Fees	0.4	1.6
Other income	0.8	1.2

Revenues	14.3	32.5
Affiliate earnings	18.1	14.1

	32.4	46.6

Ownership Costs
Depreciation	2.6	1.6
Interest expense, net	3.9	4.4
Operating lease expense	0.8	1.0

	7.3	7.0

Operating Costs
Asset impairment charges	1.5	2.9
Other operating expense	(1.0)	0.2

	0.5	3.1

Segment profit	$24.6	$36.5

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio ( in millions):

	March 31
	2007	2006

Net book value of owned assets (A)	$487.1	$501.5
Net book value of managed portfolio	452.4	528.4

(A)	Includes off balance sheet assets
Comparison of the First Three Months of 2007 to the First Three Months of 2006.
Segment Profit
     Specialty’s segment profit of $24.6 million was $11.9 million lower than the prior year primarily due to residual sharing fees from the managed portfolio received in the prior year, partially offset by current year growth in lease income and an asset remarketing gain at an affiliate.
Gross Income
     Gross income of $32.4 million was $14.2 million lower than the prior year. Lease income of $12.0 million was $2.8 million higher than prior year primarily due to income from industrial equipment investments made in 2006. Asset remarketing income of $0.2 million was $19.5 million lower than the prior year, primarily due to a prior year $14.0 million residual sharing fee. Fee income decreased primarily due to lower managed assets resulting from a prior year liquidation in the portfolio. Share of affiliate’s earnings of $18.1 million was $4.0 million higher than last year primarily due to a gain on the sale of a marine vessel by an affiliate in the current year.
Ownership Costs
     Ownership costs of $7.3 million increased $0.3 million primarily as a result of an increase in depreciation due to new investments in industrial equipment operating lease assets made in 2006.
Operating Costs
     Asset impairment charges were related to residual value guarantees in the current year and certain cost method investments in the prior year.
ASC
Segment Summary
     As a result of winter conditions on the Great Lakes, ASC’s fleet is inactive for a significant portion of the first quarter of each year. As of March 31, 2007, 12 vessels had resumed operations. The six remaining vessels resumed operations in April 2007.

     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended
	March 31,
	2007	2006

Gross Income
Marine operating revenues	$7.6	$8.4
Lease income	1.1	1.0
Other income	—	0.1

	8.7	9.5

Ownership costs
Interest expense, net	2.5	1.3

	2.5	1.3

Operating costs
Marine operating expense	6.2	7.0
Other operating expenses	(0.2)	—

	6.0	7.0

Segment profit	$0.2	$1.2

Comparison of the First Three Months of 2007 to the First Three Months of 2006.
Segment Profit
          ASC’s segment profit of $0.2 million decreased $1.0 million compared to the prior year quarter. The variance was primarily attributable to fewer operating days as ASC’s fleet operated a total of 184 days in 2007 versus 223 days in 2006. The fewer operating days in 2007 primarily resulted from lower January activity and the impact of unfavorable weather conditions and minor mechanical delays at the onset of the 2007 sailing season.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.
          Components of Other are outlined below (in millions):

	Three Months Ended
	March 31
	2007	2006
Selling, general and administrative expenses	$38.0	$33.8
Unallocated interest expense, net	(4.8)	2.0
Other, including eliminations	(0.1)	(0.2)
Income taxes	21.9	21.0
Comparison of the First Three Months of 2007 to the First Three Months of 2006.
SG&A, Unallocated Interest and Other
     SG&A increased $4.2 million in 2007 primarily due to the recognition in 2007 of $1.1 million of severance costs related to corporate staff reductions following the sale of Air, and in the prior year, the combination of favorable adjustments of certain accruals and refunds received on prior year benefit claims.
     Unallocated interest expense is the balance of consolidated interest expense remaining after allocation to the segments based on assigned leverage targets. The unallocated amount is a function of GATX’s consolidated leverage compared to the combined leverage of the reporting segments. Unallocated interest expense was $(4.8) million in 2007, compared to $2.0 million in 2006. Consolidated leverage was greater than the segments in 2006 but materially less than the segments in 2007, primarily resulting from the sale of Air and the repayment of Air specific debt.

Income Taxes
     GATX’s effective tax rate for continuing operations was 37% for the three months ended March 31, 2007, compared to 36% for the three months ended March 31, 2006. The variance in the rate was primarily due to additional foreign taxes incurred as a result of an internal restructuring of certain wholly owned legal entities.
     On January 1, 2007, GATX adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded a decrease in the liability for unrecognized tax benefits and a corresponding increase of $11.0 million to the 2007 opening balance of retained earnings. See Note 10 to the consolidated financial statements for additional information.
Discontinued Operations
     Discontinued operations consisted of the Company’s former Air and Technology segments. On January 17, 2007, GATX completed the sale of its Air joint ventures for gross proceeds of $227.1 million.
     The following table summarizes certain operating data for Discontinued Operations (in millions).

	Three Months Ended
	March 31,
	2007	2006
Revenues	$0.5	$35.7
(Loss) income before taxes	(3.5)	13.3

(Loss) income from operations, net of taxes	(0.6)	7.8
(Loss) gain on disposal of segment, net of taxes	(1.5)	0.5

Net (loss) income from discontinued operations	$(2.1)	$8.3

     See Note 12 to the consolidated financial statements for additional information.
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
     Net cash provided by continuing operations for the first three months of 2007 was $42.9 million, an increase of $14.2 million from the prior year period primarily due to higher lease income and changes in working capital, partially offset by lower asset remarketing fees.
     Portfolio investments and capital additions for the first three months of 2007 totaled $122.0 million, an increase of $8.8 million from the comparable 2006 period. Rail investments of $110.9 million were $40.7 million higher than the prior year quarter, while Specialty investments of $12.0 million were $27.5 million lower.
     Portfolio proceeds of $77.8 million for the first three months of 2007 increased $47.6 million from the prior year period primarily due to $41.8 million of proceeds received in the current quarter from the maturity of investment securities.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Repayments of debt were $154.1 million in 2007 and were primarily attributable to the principal repaid for convertible notes that matured in February 2007. In the first quarter of 2007, GATX also repurchased 2.1 million shares of its common stock for $97.8 million. The Company expects to repurchase an additional $200 million of its common stock during 2007.

     Net cash provided by discontinued operations of $218.3 million in 2007 consisted primarily of proceeds received upon completion of the Air sale in the current quarter.
     GATX, through its wholly owned subsidiary, GATX Financial Corporation (“GFC”), has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At March 31, 2007, availability under the credit facility was $240.3 million, with $14.6 million of letters of credit issued and $270.1 million of commercial paper outstanding, both backed by the facility. GATX also had $416.8 million of unrestricted cash at March 31, 2007. The revolving credit facility contains various restrictive covenants, which apply to GATX, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. The indentures for GFC’s public debt, bank and other financings contain various restrictive covenants and certain negative pledge provisions. GATX does not anticipate any covenant violation in the credit facility, indentures, bank or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At March 31, 2007, GATX was in compliance with all covenants and conditions of the credit facility and of the indentures.
     As of March 31, 2007, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates under which $696.5 million of senior unsecured notes had been issued.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. Access to capital markets at competitive rates is dependent on GFC’s credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2007, GFC’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GFC’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     At March 31, 2007, GATX’s unconditional purchase obligations of $519.5 million were primarily for railcars to be acquired during the period of 2007 through 2009 and were comprised as follows (in millions):

	Payments Due by Period
		Remainder
	Total	of 2007	2008	2009	2010	2011	Thereafter

Rail	$430.5	$218.3	$124.8	$87.4	$—	$—	$—
Specialty	89.0	89.0	—	—	—	—	—

	$519.5	$307.3	$124.8	$87.4	$—	$—	$—

Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the three month period ending March 31, 2007; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a summary of GATX’s policies.
Non-GAAP Financial Information
     This report includes references to off balance sheet assets or off balance sheet debt, which are computed using non-GAAP components as defined by the Securities and Exchange Commission. Off balance sheet assets refer to assets leased in under operating leases, which are not recorded on the balance sheet. Off balance sheet debt refers to the estimated underlying obligation associated with the leased-in assets. GATX estimates the asset and obligation amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease. Off balance sheet assets and the related debt are used in the calculation of leverage for each segment, which affects the amount of interest expense that is allocated to the segments. This calculation is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, calculations used by other companies.

     Reconciliation of non-GAAP financial information (in millions):

	March 31
	2007	2006
Consolidated On Balance Sheet Assets	$4,620.2	$5,406.0
Off Balance Sheet Assets	1,258.6	1,423.7

Total On and Off Balance Sheet Assets	5,878.8	6,829.7

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2006, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company’s exposure to market risk refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Since December 31, 2006, there have been no material changes or new developments in GATX’s legal proceedings. For a discussion of these proceedings, refer to Part I: Item 3, Legal Proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors
     Since December 31, 2006, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors refer to Part 1: Item 1A, Risk Factors, reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following is a summary of stock repurchases for the quarter ended March 31, 2007. On January 25, 2007, GATX’s Board of Directors authorized a $300 million share repurchase program expected to be completed in 2007. The Company’s share repurchase program authorizes both open market and private repurchase transactions.
Issuer Purchases of Equity Securities

				(d)
				Maximum Number of
			(c)	Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Total	Shares Purchased	per Share(1)	Programs	Programs (1)
February 1-28, 2007	742,492	$47.39	742,492	$264.8 million
March 1-31, 2007	1,339,832	$46.68	1,339,832	$202.3 million

Totals	2,082,324	$46.94	2,082,324

(1)	Does not include commissions paid to repurchase shares.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	GATX’s Annual Meeting of Stockholders was held on April 27, 2007.

(b)	Matters voted upon at the meeting were:

		Number of Shares Voted
		For	Withheld
1.	Election of Directors.

	James M. Denny	46,617,746	1,311,549
	Richard Fairbanks	45,888,080	2,041,215
	Deborah M. Fretz	46,639,590	1,289,705
	Marla C. Gottschalk	46,940,163	989,132
	Ernst A. Häberli	46,947,855	981,440
	Brian A. Kenney	45,710,716	2,218,579
	Mark G. McGrath	47,685,087	244,208
	Michael E. Murphy	46,602,182	1,327,113
	Casey J. Sylla	47,618,496	310,799

2.	Approval of appointment of Ernst &	46,729,453	For
	Young LLP as independent auditors	1,148,496	Against
	for fiscal 2007.	51,348	Abstentions
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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 3, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

10.1	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007.

10.2	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 8, 2007.

10.3	GATX Corporation 2004 Equity Incentive Compensation Plan Restricted Common Stock Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007.

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).