Form 10-Q
period 2007-06-30
GATX CORP
filed 2007-07-31
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,900,493 shares of common stock were outstanding as of July 13, 2007.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	June 30	December 31
	2007	2006
Assets

Cash and Cash Equivalents	$85.8	$196.2
Restricted Cash	46.7	48.0

Receivables
Rent and other receivables	95.4	102.5
Finance leases	370.9	402.6
Loans	40.6	36.0
Less: allowance for possible losses	(10.0)	(9.6)

	496.9	531.5

Operating Assets and Facilities
Rail	4,512.7	4,352.4
Specialty	143.8	113.6
ASC	365.5	361.2
Less: allowance for depreciation	(1,869.5)	(1,798.0)

	3,152.5	3,029.2

Investments in Affiliated Companies	297.6	291.9
Goodwill	97.0	92.8
Other Assets	191.4	225.2
Assets of Discontinued Operations	—	232.2

Total Assets	$4,367.9	$4,647.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$175.0	$158.9
Debt
Commercial paper and bank credit facilities	4.6	22.4
Recourse	1,999.5	2,138.1
Nonrecourse	0.8	2.7
Capital lease obligations	47.4	51.5

	2,052.3	2,214.7

Deferred Income Taxes	692.9	757.4
Other Liabilities	362.9	348.3

Total Liabilities	3,283.1	3,479.3

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 18,216 and 19,008 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2007 and December 31, 2006, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 62,106,592 and 59,946,664 shares issued and 50,183,096 and 51,997,154 shares outstanding as of June 30, 2007 and December 31, 2006, respectively)	38.7	37.4
Additional paid in capital	500.6	474.3
Retained earnings	836.4	787.9
Accumulated other comprehensive income (loss)	29.6	(3.4)
Treasury shares, at cost (11,923,496 shares at June 30, 2007 and 7,949,510 at December 31, 2006)	(320.5)	(128.5)

Total Shareholders’ Equity	1,084.8	1,167.7

Total Liabilities and Shareholders’ Equity	$4,367.9	$4,647.0

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements .

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Gross Income
Lease income	$220.7	$203.5	$438.6	$404.1
Marine operating revenue	72.8	54.7	80.4	63.1
Interest income on loans	1.0	1.7	1.9	2.5
Asset remarketing income	17.7	8.4	27.7	34.1
Fees	0.6	1.0	1.3	3.0
Other	15.7	15.9	30.0	31.7

Revenues	328.5	285.2	579.9	538.5
Share of affiliates’ earnings	18.8	18.7	42.3	36.4

Total Gross Income	347.3	303.9	622.2	574.9

Ownership Costs
Depreciation	47.8	40.4	90.0	75.9
Interest expense, net	30.7	31.9	60.6	60.7
Operating lease expense	39.1	41.8	78.2	87.9

Total Ownership Costs	117.6	114.1	228.8	224.5

Other Costs and Expenses
Maintenance expense	58.3	50.7	110.9	102.1
Marine operating expense	52.7	37.9	58.6	44.6
Selling, general and administrative	39.2	38.3	77.2	72.1
Asset impairment charges	—	0.1	1.5	3.2
Other	11.7	6.5	18.5	13.0

Total Other Costs and Expenses	161.9	133.5	266.7	235.0

Income from Continuing Operations before Income Taxes	67.8	56.3	126.7	115.4
Income Taxes	24.3	15.3	46.2	36.3

Income from Continuing Operations	43.5	41.0	80.5	79.1
(Loss) Income from Discontinued Operations, net of taxes	(1.1)	(0.3)	(3.2)	8.0

Net Income	$42.4	$40.7	$77.3	$87.1

Per Share Data
Basic:
Income from continuing operations	$0.86	$0.81	$1.56	$1.56
(Loss) income from discontinued operations	(0.03)	(0.01)	(0.06)	0.16

Total	$0.83	$0.80	$1.50	$1.72

Average number of common shares (in thousands)	50,626	50,891	51,442	50,740

Diluted:
Income from continuing operations	$0.79	$0.71	$1.44	$1.38
(Loss) income from discontinued operations	(0.02)	—	(0.06)	0.13

Total	$0.77	$0.71	$1.38	$1.51

Average number of common shares and common share equivalents (in thousands)	55,935	62,063	57,500	61,888

Dividends declared per common share	$0.24	$0.21	$0.48	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Operating Activities
Net income	$42.4	$40.7	$77.3	$87.1
Less: (Loss) income from discontinued operations	(1.1)	(0.3)	(3.2)	8.0

Income from continuing operations	43.5	41.0	80.5	79.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gain on sales of assets and securities	(12.1)	(6.4)	(22.2)	(13.7)
Depreciation	50.3	43.0	94.9	81.0
Asset impairment charges	—	0.1	1.5	3.2
Deferred income taxes	29.9	9.0	44.6	22.4
Share of affiliates’ earnings, net of dividends	(0.5)	(9.3)	(17.2)	(24.3)
Income taxes payable	11.2	0.8	13.0	1.2
Operating lease payable	21.0	17.8	(24.1)	(24.9)
Other	(27.7)	(15.5)	(12.5)	(14.8)

Net cash provided by operating activities of continuing operations	115.6	80.5	158.5	109.2

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(114.1)	(231.1)	(229.7)	(333.3)
Loans extended	(0.7)	—	(7.0)	(4.8)
Investments in affiliates	—	(2.7)	—	(8.2)
Other	(2.9)	(0.3)	(3.0)	(1.0)

Portfolio investments and capital additions	(117.7)	(234.1)	(239.7)	(347.3)
Purchase of leased-in assets	—	(100.3)	—	(260.9)
Portfolio proceeds	58.7	28.9	136.5	59.1
Proceeds from sales of other assets	8.5	6.7	12.6	13.4
Net decrease (increase) in restricted cash	2.5	(12.5)	1.3	(13.3)

Net cash used in investing activities of continuing operations	(48.0)	(311.3)	(89.3)	(549.0)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	33.9	99.7	33.9	345.1
Repayments of debt (original maturities longer than 90 days)	(21.1)	(26.2)	(175.2)	(127.5)
Net (decrease) increase in debt with original maturities of 90 days or less	(290.7)	248.2	(30.0)	261.6
Payments on capital lease obligations	(0.8)	(0.7)	(4.1)	(5.4)
Issuance of common stock	14.1	13.2	21.3	18.0
Stock repurchases	(94.2)	—	(192.0)	—
Cash dividends	(12.2)	(10.8)	(24.8)	(21.4)

Net cash (used in) provided by financing activities of continuing operations	(371.0)	323.4	(370.9)	470.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	1.1	0.3	1.1
Cash Flow of Discontinued Operations (see Note 12)
Net cash (used in) provided by operating activities	(30.1)	32.7	(38.9)	54.4
Net cash provided by (used in) investing activities	2.8	(41.3)	229.9	(10.2)
Net cash used in financing activities	—	(17.4)	—	(34.8)

Net (decrease) increase in Cash and Cash Equivalents during the period	(331.0)	67.7	(110.4)	41.1
Cash and Cash Equivalents at beginning of period	416.8	79.4	196.2	106.0
Cash and Cash Equivalents at end of period	$85.8	$147.1	$85.8	$147.1

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes set forth in the Company’s Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.
     During the second quarter of 2007, the Company’s wholly owned subsidiary, GATX Financial Corporation (“GFC”), merged into its parent company, GATX Corporation. This action simplified GATX’s corporate structure and eliminated certain redundancies and costs. All outstanding debt and other direct financial obligations of GFC became the direct obligations of GATX. The merger did not result in any impact to the consolidated financial statements.
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
     FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 amends prior guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. In accordance with this FSP, GATX has retrospectively restated its financial statements, establishing a prepaid asset for five-year survey costs on ASC vessels and increasing its 2006 opening balance of retained earnings by $3.8 million, net of taxes. The impact on financial results for 2006 and 2007 was not material.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosure requirements related to the use of fair value measurements. The statement is effective for financial statements issued in 2008; however, earlier application is encouraged. The application of SFAS 157 is not expected to be material to the Company’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 but does not believe that the adoption of SFAS 159 will have a material impact on its financial position, cash flows, or results of operations.
NOTE 3. Investments in Affiliated Companies
     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX. Such businesses include lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, such as ventures that provide asset residual value guarantees in both domestic and foreign markets.
     Continuing operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues	$170.6	$134.6	$321.0	$268.0
Pre-tax income reported by affiliates	44.3	46.7	102.1	94.5
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended June 30, 2007 and 2006, were as follows (in millions):

			2007 Retiree	2006 Retiree
	2007 Pension	2006 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.5	$1.5	$0.1	$0.1
Interest cost	5.8	5.5	0.9	1.2
Expected return on plan assets	(7.6)	(7.4)	—	—
Amortization of prior service cost (credit)	—	0.1	(0.1)	—
Amortization of net actuarial loss	1.1	1.1	0.2	0.1

Net costs	$0.8	$0.8	$1.1	$1.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The components of pension and other post-retirement benefit costs for the six months ended June 30, 2007 and 2006, were as follows (in millions):

			2007 Retiree	2006 Retiree
	2007 Pension	2006 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$3.0	$3.0	$0.1	$0.2
Interest cost	11.6	11.0	1.8	2.2
Expected return on plan assets	(15.2)	(14.8)	—	—
Amortization of:
Unrecognized prior service cost (credit)	—	0.1	(0.1)	—
Unrecognized net loss	2.2	2.2	0.4	0.3

Net costs	$1.6	$1.5	$2.2	$2.7

     The previous tables include amounts allocated to discontinued operations, all of which are immaterial. The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2007, may differ from these estimates.
NOTE 5. Commercial Commitments
     In connection with certain investments or transactions, GATX has entered into various commercial commitments, such as guarantees and standby letters of credit, which may require performance in the event of demands by third parties. Similar to GATX’s balance sheet investments, these commitments expose GATX to credit, market and equipment risk; accordingly, GATX evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.
     The following table sets forth GATX’s commercial commitments of continuing operations as of (in millions):

	June 30	December 31
	2007	2006
Affiliate guarantees	$24.2	$24.2
Asset residual value guarantees	135.3	144.5
Lease payment guarantees	70.3	20.8
Other	77.8	77.8

Total guarantees	307.6	267.3
Standby letters of credit and bonds	14.5	15.8

	$322.1	$283.1

     At June 30, 2007, the maximum potential amount of guarantees under which GATX could be required to perform was $307.6 million. The related carrying value of the guarantees on the balance sheet, was a liability of $13.5 million. The expirations of these guarantees range from 2007 to 2019.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized by an affiliate to acquire or lease in assets, which are subsequently leased to third parties, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
     Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue, in the form of an initial fee (which is amortized into income over the guarantee period), is earned for providing these asset value guarantees and by sharing in any proceeds received upon disposition of the assets, to the extent such proceeds are in excess of the amount guaranteed. Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Historically, gains associated with these guarantees have exceeded any losses. Based on known facts and current market conditions, management does not believe that these guarantees will result in any significant adverse financial impact to the Company. GATX believes that these guarantees will likely generate future income in the form of fees and residual sharing proceeds.
     Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments of unrelated parties.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverage. No material claims have been made against these obligations. At June 30, 2007, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2006. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $152.6 million, of which $128.4 million was the aggregate carrying value of these investments recorded on the balance sheet at June 30, 2007.
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$42.4	$40.7	$77.3	$87.1
Other comprehensive income, net of tax:
Foreign currency translation gain	18.7	13.5	25.9	16.8
Unrealized loss on securities	—	(0.3)	(3.7)	(0.6)
Unrealized gain on derivative instruments	2.7	9.2	9.2	11.4
Post retirement benefit plans	1.6	—	1.6	—

Comprehensive Income	$65.4	$63.1	$110.3	$114.7

NOTE 8. Share-Based Compensation
     In the first six months of 2007, GATX granted 217,600 stock appreciation rights (“SAR”), 67,920 restricted stock units and 55,270 performance shares. For the three and six months ended June 30, 2007, total share-based compensation expense was $3.2 million ($2.0 million after tax) and $5.2 million ($3.2 million after tax), respectively. For the three and six months ended June 30, 2006, total share-based compensation expense was $2.3 million ($1.4 million after tax) and $4.2 million ($2.6 million after tax), respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
NOTE 9. Capital Structure and Earnings Per Share
     During the six months ended June 30, 2007, $124.3 million of 7.5% convertible notes matured resulting in a cash payment equal to the principal balance and the issuance of 1.0 million shares of GATX common stock representing the difference between GATX’s stock price at the time of conversion and the conversion price (the “conversion premium”). Additionally, $18.2 million of 5% convertible notes were converted, resulting in a cash payment for the principal balance and 0.4 million shares issued for the conversion premium. At June 30, 2007, $106.8 million of 5% convertible notes were outstanding, which were convertible into 4,304,004 common shares at a price of $24.81 per share.
     On January 5, 2007, the Company’s Board of Directors authorized a $300 million common stock repurchase program. As of June 30, 2007, 4.0 million shares have been repurchased for $192.0 million. The repurchased shares were recorded as treasury stock under the cost method.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Numerator:

Income from continuing operations	$43.5	$41.0	$80.5	$79.1
(Loss) income from discontinued operations	(1.1)	(0.3)	(3.2)	8.0
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share – income available to common shareholders	$42.4	$40.7	$77.3	$87.1

Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	0.9	3.2	2.4	6.4

Numerator for diluted earnings per share – income available to common shareholders	$43.3	$43.9	$79.7	$93.5

Denominator:
Denominator for basic earnings per share – weighted Average shares	50.6	50.9	51.4	50.7

Effect of dilutive securities:
Equity compensation plans	0.6	0.9	0.7	0.8
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	4.6	10.2	5.3	10.3

Denominator for diluted earnings per share – adjusted weighted average and assumed conversion	55.9	62.1	57.5	61.9

Basic earnings per share:
Income from continuing operations	$0.86	$0.81	$1.56	$1.56
(Loss) income from discontinued operations	(0.03)	(0.01)	(0.06)	0.16

Total basic earnings per share	$0.83	$0.80	$1.50	$1.72

Diluted earnings per share:
Income from continuing operations	$0.79	$0.71	$1.44	$1.38
(Loss) income from discontinued operations	(0.02)	—	(0.06)	0.13

Total diluted earnings per share	$0.77	$0.71	$1.38	$1.51

*	Less than $0.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Income Taxes
     GATX adopted the provisions of FIN 48 as of January 1, 2007, resulting in an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. As of June 30, 2007, GATX’s gross liability for unrecognized tax benefits totaled $42.8 million, which, if fully recognized, would decrease income tax expense by $30.6 million ($24.8 million net of federal tax benefits).
     GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. During 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. consolidated income tax returns for years 2003 through 2005, which is expected to be completed by the end of 2008. Additionally, the IRS substantially completed its audit of the Company’s income tax returns for the years 1998 through 2002. As part of this audit, the Company entered the IRS appeals process to address one disputed issue. GATX believes that its tax position related to this issue was proper based upon applicable statutes, regulations and case law, but anticipates that it is reasonably possible that the IRS may propose an adjustment with respect to this matter. The Company does not anticipate that the resolution of this matter, including potential litigation, will have a material impact on its financial position or results of operations. All examinations with respect to U.S. tax returns for years prior to 1998 have been closed.
     Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized federal tax benefits of $3.1 million, state tax benefits of $6.5 million and foreign tax benefits of $2.3 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2007, the gross liability for unrecognized tax benefits included $7.7 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and recorded as a reduction of income tax expense.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables present certain segment data for the three and six months ended June 30, 2007 and 2006 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Three Months Ended June 30, 2007
Profitability
Revenues	$232.7	$21.8	$73.8	$0.2	$328.5
Share of affiliates’ earnings	3.3	15.5	—	—	18.8

Total gross income	236.0	37.3	73.8	0.2	347.3

Total ownership costs	106.8	7.8	6.7	(3.7)	117.6
Total operating costs	61.1	3.1	58.6	(0.1)	122.7

Segment profit	68.1	26.4	8.5	4.0	107.0
SG&A					39.2

Income from continuing operations before taxes					67.8
Capital Expenditures
Portfolio investments and capital additions	80.3	33.8	2.8	0.8	117.7
Selected Balance Sheet Data at June 30, 2007
Investments in affiliated companies	122.3	175.3	—	—	297.6
Identifiable assets	3,461.6	480.8	312.4	113.1	4,367.9

Three Months Ended June 30, 2006
Profitability
Revenues	213.6	15.8	55.8	—	285.2
Share of affiliates’ earnings	5.5	13.2	—	—	18.7

Total gross income	219.1	29.0	55.8	—	303.9
Total ownership costs	101.9	7.0	4.2	1.0	114.1
Total operating costs	53.2	0.7	41.5	(0.2)	95.2

Segment profit (loss)	64.0	21.3	10.1	(0.8)	94.6
SG&A					38.3

Income from continuing operations before taxes					56.3
Capital Expenditures
Portfolio investments and capital additions	91.4	14.9	124.8	3.0	234.1
Selected Balance Sheet Data at December 31, 2006
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8

Six Months Ended June 30, 2007
Profitability
Revenues	461.1	36.1	82.5	0.2	579.9
Share of affiliates’ earnings	8.7	33.6	—	—	42.3

Total gross income	469.8	69.7	82.5	0.2	622.2
Total ownership costs	213.1	15.1	9.2	(8.6)	228.8
Total operating costs	121.4	3.6	64.6	(0.1)	189.5

Segment profit	135.3	51.0	8.7	8.9	203.9
SG&A					77.2

Income from continuing operations before taxes					126.7
Capital Expenditures
Portfolio investments and capital additions	191.2	45.8	4.4	(1.7)	239.7
Selected Balance Sheet Data at June 30, 2007
Investments in affiliated companies	122.3	175.3	—	—	297.6
Identifiable assets	3,461.6	480.8	312.4	113.1	4,367.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Six Months Ended June 30, 2006
Profitability
Revenues	$424.7	$48.3	$65.3	$0.2	$538.5
Share of affiliates’ earnings	9.1	27.3	—	—	36.4

Total gross income	433.8	75.6	65.3	0.2	574.9
Total ownership costs	202.1	14.0	5.5	2.9	224.5
Total operating costs	110.7	3.8	48.5	(0.1)	162.9

Segment profit (loss)	121.0	57.8	11.3	(2.6)	187.5
SG&A					72.1

Income from continuing operations before taxes					115.4
Capital Expenditures
Portfolio investments and capital additions	161.6	54.4	127.6	3.7	347.3
Selected Balance Sheet Data at December 31, 2006
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8
NOTE 12. Discontinued Operations
     Discontinued operations consist of the Company’s former Air and Technology segments. On January 17, 2007, GATX completed the sale of its Air joint ventures for gross proceeds of $227.1 million.
     The following table summarizes certain operating data for discontinued operations for the three and six months ended June 30 (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues	$—	$36.7	$0.5	$72.4
(Loss) income before taxes	(1.8)	(0.3)	(5.3)	13.0

(Loss) income from operations, net of taxes	(0.4)	(6.4)	(1.0)	1.4
(Loss) gain on disposal of segment, net of taxes	(0.7)	6.1	(2.2)	6.6

Net (loss) income from discontinued operations	$(1.1)	$(0.3)	$(3.2)	$8.0

     Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results for 2006 also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $4.7 million and $9.1 million for the three and six months of 2006, respectively. SG&A allocated was $1.6 million and $3.3 million for the three and six months of 2006, respectively. Interest was allocated consistent with GATX’s consolidated risk adjusted approach used for continuing operations. SG&A was allocated based on management’s best estimate and judgment of the direct costs of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows for the three months and six months ended June 30 (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Operating Activities
Net cash (used in) provided by operating activities	$(30.1)	$32.7	$(38.9)	$54.4
Investing Activities
Portfolio investments and capital additions	—	(46.0)	—	(49.1)
Proceeds from disposal of segment	2.8	—	229.9	—
Proceeds from other investing activities	—	4.7	—	38.9

Net cash provided by (used in) investing activities	2.8	(41.3)	229.9	(10.2)
Financing Activities
Net cash used in financing activities	—	(17.4)	—	(34.8)

Cash (used in) provided by discontinued operations, net	$(27.3)	$(26.0)	$191.0	$9.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This report contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GATX; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances.
Business Overview
     GATX Corporation (“GATX” or the “Company”) leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”). The Company’s former Air and Technology segments have been segregated and presented as discontinued operations for all periods presented. See “Discontinued Operations” for additional information.
     During the second quarter of 2007, GATX Financial Corporation (“GFC”) merged into its parent company, GATX Corporation. This action simplified GATX’s corporate structure and eliminated certain redundancies and costs. All outstanding debt and other direct financial obligations of GFC became the direct obligations of GATX.
     Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2006.
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non- Generally Accepted Accounting Principles (“GAAP”) financial information. See “Non-GAAP Financial Information” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Gross Income
Rail	$236.0	$219.1	$469.8	$433.8
Specialty	37.3	29.0	69.7	75.6
ASC	73.8	55.8	82.5	65.3

Total segment gross income	347.1	303.9	622.0	574.7
Other income	0.2	—	0.2	0.2

Consolidated Gross Income	347.3	303.9	622.2	574.9

Segment Profit
Rail	68.1	64.0	135.3	121.0
Specialty	26.4	21.3	51.0	57.8
ASC	8.5	10.1	8.7	11.3

Total Segment Profit	103.0	95.4	195.0	190.1
Less:
Selling, general and administrative expenses	39.2	38.3	77.2	72.1
Unallocated interest expense, net	(3.6)	1.1	(8.4)	3.1
Other, including eliminations	(0.4)	(0.3)	(0.5)	(0.5)
Income taxes	24.3	15.3	46.2	36.3

Income from continuing operations	43.5	41.0	80.5	79.1
(Loss) income from discontinued operations, net of taxes	(1.1)	(0.3)	(3.2)	8.0

Consolidated Net Income	$42.4	$40.7	$77.3	$87.1

Basic earnings per share — income from continuing operations	$0.86	$0.81	$1.56	$1.56

Diluted earnings per share — income from continuing operations	$0.79	$0.71	$1.44	$1.38

Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the twelve months ended June 30:

	2007	2006
ROE	13.7%	10.7%

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
     GATX allocates debt balances and related interest expense to each segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is presented on a consistent basis from period to period.
Rail
Segment Summary
     In the second quarter of 2007, Rail continued to benefit from favorable overall market conditions.
     In North America, favorable market conditions enabled Rail to continue to achieve renewal success and lease rate increases over prior expiring rates. Average renewal lease rates on a basket of common car types increased 14.3% over the average expiring lease rates, compared to 18.6% for the first quarter of 2007 and 14.3% for the entire year of 2006. Additionally, Rail continued its emphasis on lengthening lease terms on renewals, the objective of which is to reduce future earnings volatility. Rail’s average term on renewals for the basket was 70 months, compared to 65 months for the second quarter of 2006 and 72 months for the first quarter of 2007. North American fleet utilization decreased slightly from 98.1% at the end of the first quarter to 98.0%, reflecting softness in selected market segments. In particular, freight cars serving the construction industry experienced weakness, and coal cars were modestly over-supplied due to aggressive speculative investment by certain operating lessors. Also, delays in completing ethanol plants were creating a surplus of ethanol tank cars and certain large covered hoppers used to carry ethanol by-products. While the weakness is not expected to have a material impact on 2007 results, GATX is monitoring these developments and the potential impact on longer-term results. At the end of the quarter, GATX had an immaterial number of idle tank cars serving the ethanol market. Additionally, Rail is capitalizing on high asset valuations by selectively selling certain assets, resulting in higher asset remarketing income in 2007 as well as a stronger railcar portfolio.
     The European rail market demonstrated increasing strength during the second quarter. Lease rate increases were achieved by both GATX Rail Europe and its joint venture affiliate, AAE Cargo (“AAE”), and fleet utilization for GATX Rail Europe increased from 95.6% at the end of the first quarter to 96.3%, as demand remained strong across all railcar types and backlogs at railcar manufacturers lengthened. The strength in the European rail market is being driven by strong overall European economic conditions, increasing pressure on highway transport due to congestion and environmental concerns and aggressive efforts by rail freight operators, utilizing Europe’s open access market model, to migrate shipping patterns from historical highway transportation to railway transportation.
     During the first six months of 2007, Rail invested $191.2 million compared to $161.6 million for the first six months of 2006.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Gross Income
Lease income	$207.5	$192.7	$412.3	$383.1
Asset remarketing income	9.7	5.7	19.5	11.7
Fees	0.3	0.4	0.6	0.8
Other income	15.2	14.8	28.7	29.1

Revenues	232.7	213.6	461.1	424.7
Affiliate earnings	3.3	5.5	8.7	9.1

	236.0	219.1	469.8	433.8

Ownership Costs
Depreciation	40.7	36.3	80.3	70.2
Interest expense, net	27.7	24.7	56.0	45.8
Operating lease expense	38.4	40.9	76.8	86.1

	106.8	101.9	213.1	202.1

Operating Costs
Maintenance expense	52.4	47.1	104.7	98.2
Asset impairment charges	—	0.1	—	0.3
Other operating expenses	8.7	6.0	16.7	12.2

	61.1	53.2	121.4	110.7

Segment profit	$68.1	$64.0	$135.3	$121.0

Rail’s Lease Income
     Components of Rail’s lease income for the three and six months ended June 30 are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
North America	$169.0	$159.5	$337.3	$317.3
Europe	31.7	26.5	61.4	52.3
Locomotives	6.8	6.7	13.6	13.5

	$207.5	$192.7	$412.3	$383.1

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars as of June 30:

	2007	2006
Beginning of year balance	110,478	108,151
Cars added	2,379	2,058
Cars scrapped or sold	(2,089)	(2,268)

Ending balance	110,768	107,941
Utilization rate	98.0%	98.6%

     The following table summarizes fleet activity for Rail’s European railcars as of June 30:

	2007	2006
Beginning of year balance	18,541	18,924
Cars added	642	73
Cars scrapped or sold	(94)	(273)

Ending balance	19,089	18,724
Utilization rate	96.3%	90.5%
Comparison of the First Six Months of 2007 to the First Six Months of 2006
Segment Profit
     Rail’s segment profit rose 12% or $14.3 million over 2006. The increase resulted primarily from the effects of lease rate increases and active fleet growth achieved in 2006 and 2007. Rail also took advantage of current market conditions and sold certain locomotives and less desirable railcar types resulting in an increase in asset remarketing income. These amounts were partially offset by higher costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s gross income of $469.8 million for the first six months of 2007 was $36.0 million higher than the prior year.
     In North America, lease income increased $20.0 million, reflecting the effects of lease rate increases experienced over the past 12 months and an average of approximately 1,900 more railcars on lease. In Europe, lease income increased $9.1 million, of which $5.3 million was the result of stronger foreign exchange rates and $3.8 million was due to an average of over 1,000 additional railcars on lease. Asset remarketing income was $7.8 million higher primarily due to the sale of select, less desirable assets in 2007.
     The comparison of affiliate earnings between the two periods was significantly impacted by market value adjustments on a hedging derivative at AAE. In the prior period, gains of $3.7 million were recognized, whereas in the current period losses of $1.5 million were recognized. Excluding the effect of these adjustments from both periods, affiliate earnings increased $4.8 million from the prior year. The increase was primarily due to higher operating income at AAE, the recovery of a portion of a previously written off investment in an affiliate and the absence of depreciation on certain railcars at a North American affiliate that became fully depreciated during the prior year.
Ownership Costs
     Ownership costs for the first six months of 2007 increased $11.0 million, primarily due to higher depreciation and interest associated with investment volume of approximately $560 million over the last 12 months. The comparative mix of ownership costs was affected by the purchase at the end of the first and second quarters of 2006 of approximately 4,700 railcars that previously had been leased in under operating leases for an aggregate cost of $260.9 million.
Operating Costs
     Maintenance expense for the first six months of 2007 increased $6.5 million, largely the result of higher repair volume, primarily due to a larger active fleet, higher costs for repairs performed by railroads and increased component prices for regular maintenance and conversion work. In North America, average maintenance cost per car was higher due to increased costs from vendors, including railroads, as well as the type of repair work being performed. In Europe, maintenance expense increased due to higher repair volume, including required regulatory maintenance. The impact of stronger foreign exchange rates also contributed to the increase. Other operating expenses for the first six months of 2007 increased $4.5 million primarily due to the remeasurement of nonfunctional currency assets and liabilities in each period. Higher switching costs on the larger fleet also contributed to the increase.

Comparison of the Second Quarter 2007 to the Second Quarter 2006
Segment Profit
     Rail’s segment profit for the second quarter rose 6% or $4.1 million over the prior year. The increase primarily resulted from the effects of lease rate increases and active fleet growth achieved in 2006 and 2007. These amounts were partially offset by the costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s gross income of $236.0 million for the second quarter 2007 was $16.9 million higher than the prior year.
     In North America, lease income increased $9.5 million, reflecting the effects of lease rate increases experienced over the past 12 months and an average of approximately 1,800 more railcars on lease. In Europe, lease income increased $5.2 million, of which $2.8 million was the result of stronger foreign exchange rates and $2.4 million was due to an average of over 1,300 additional railcars on lease. Asset remarketing income was $4.1 million higher due to the sale in 2007 of certain less desirable railcar types.
     The comparison of affiliate earnings between the two quarters was particularly impacted by market value adjustments on a hedging derivative at AAE. In the prior period, gains of $3.7 million were recognized, whereas in the current period losses of $1.5 million were recognized. Excluding the effect of these adjustments from both periods, affiliate earnings increased $3.0 million from the prior year. The increase was primarily due to higher operating income at AAE, the recovery of a portion of a previously written off investment in an affiliate and the absence of depreciation on certain railcars at a North American affiliate that became fully depreciated during the prior year.
Ownership Costs
     Ownership costs for the second quarter of 2007 increased $4.9 million, primarily due to depreciation and interest associated with investment volume of approximately $560 million over the last 12 months. The comparative mix of ownership costs was affected by the purchase at the end of the second quarter of 2006 of approximately 2,000 railcars that previously had been leased in under operating leases.
Operating Costs
     Maintenance expense for the second quarter of 2007 increased $5.3 million, largely the result of higher repair volume, primarily due to a larger active fleet, higher costs for repairs performed by railroads and increased component prices for regular maintenance and conversion work. In North America, maintenance cost per car was, on average, higher due to increased costs from vendors, including railroads, as well as the type of repair work being performed In Europe, maintenance expense increased due to higher repair volume including required regulatory maintenance. The impact of stronger foreign exchange rates also contributed to the increase. Other operating expenses increased $2.7 million primarily due to the remeasurement losses of nonfunctional currency assets and liabilities in each period. Higher switching costs on the larger fleet also contributed to the increase.
Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $489.3 million at June 30, 2007, compared to $492.2 million at June 30, 2006. Specialty continued to experience strong performance in its marine joint ventures and investment opportunities increased, resulting in portfolio additions of $45.8 million in 2007, including $24.0 million of industrial equipment and $18.8 million of marine assets. Specialty’s asset base in 2007 was impacted by the adoption of Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, which resulted in a reduction of leveraged lease assets of $15.1 million. See Note 2 to the consolidated financial statements for additional information on the effects of this pronouncement. The estimated net book value equivalent of managed assets was $448.6 million at June 30, 2007.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Gross Income
Lease income	$12.2	$9.7	$24.2	$18.9
Interest income on loans	1.0	1.7	1.9	2.5
Asset remarketing income	8.0	2.7	8.2	22.4
Fees	0.3	0.6	0.7	2.2
Other income	0.3	1.1	1.1	2.3

Revenues	21.8	15.8	36.1	48.3
Affiliate earnings	15.5	13.2	33.6	27.3

	37.3	29.0	69.7	75.6

Ownership Costs
Depreciation	3.0	1.5	5.6	3.1
Interest expense, net	4.0	4.5	7.9	8.9
Operating lease expense	0.8	1.0	1.6	2.0

	7.8	7.0	15.1	14.0

Operating Costs
Asset impairment charges	—	—	1.5	2.9
Other operating expenses	3.1	0.7	2.1	0.9

	3.1	0.7	3.6	3.8

Segment profit	$26.4	$21.3	$51.0	$57.8

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	June 30
	2007	2006
Net book value of owned assets (a)	$489.3	$492.2
Net book value of managed portfolio	448.6	524.4

(a) Includes off balance sheet assets
Comparison of the First Six Months of 2007 to the First Six Months of 2006
Segment Profit
     Specialty’s segment profit for the first six months of 2007 was $6.8 million lower than the prior year, primarily due to the absence of a $14.0 million residual sharing fee from the managed portfolio received in the prior year, partially offset by current year growth in affiliate earnings.
Gross Income
     Gross income for 2007 was $5.9 million lower than the prior year. Lease income of $24.2 million was $5.3 million higher than the prior year, primarily due to income from investments in operating lease assets made in 2006 and 2007. Asset remarketing income was $14.2 million lower than the prior year, primarily due to the $14.0 million residual sharing fee received in the prior year. Fee income decreased $1.5 million, primarily due to lower managed assets resulting from prior year sales in the portfolio. Share of affiliate earnings increased $6.3 million from the prior year, primarily due to higher marine joint venture operating income.

Ownership Costs
     Ownership costs were $1.1 million higher than the prior year, primarily as a result of an increase in depreciation due to new investments in operating lease assets made in 2006 and 2007, partially offset by lower interest expense primarily related to lower debt levels.
Operating Costs
     Asset impairment charges were related to residual value guarantees in the current year and certain cost method investments in the prior year. Other operating expenses in the prior year included the reversal of a $2.2 million loss provision and $0.9 million of previously accrued barge property taxes. Excluding these reversals, other operating costs were $1.9 million lower than the prior year primarily due to favorable fair value adjustments for warrants, partially offset by higher marine operating costs.
Comparison of Second Quarter 2007 to Second Quarter 2006
Segment Profit
     Specialty’s segment profit for the second quarter of 2007 was $5.1 million higher than the prior year, primarily due to remarketing gains associated with the early buyout of leveraged lease assets.
Gross Income
     Gross income for the second quarter of 2007 was $8.3 million higher than the prior year. Lease income was $2.5 million higher, primarily due to income from operating lease investments made in 2006 and 2007. Asset remarketing income was $5.3 million higher, primarily due to current year remarketing gains from the early buyout of leveraged lease assets. Share of affiliate earnings increased $2.3 million, primarily due to higher marine joint venture operating income.
Ownership Costs
     Ownership costs for the second quarter of 2007 were $0.8 million higher than the prior year, primarily as a result of an increase in depreciation due to new investments in operating lease assets made in 2006 and 2007.
Operating Costs
     Other operating expenses of $3.1 million for the second quarter of 2007 were $2.4 million higher than the prior year, primarily as a result of prior year reversals of a $2.2 million loss provision and $0.9 million of previously accrued barge property taxes.
ASC
Segment Summary
     In June 2006, ASC acquired six vessels from Oglebay Norton Marine Services. These vessels operated throughout the current year sailing season compared to only 25 days in the prior year. Difficult weather conditions contributed to a delayed start to the current year sailing season, however, all vessels are fully utilized and demand on the Great Lakes, with the exception of some softness in the limestone sector, remains high.

     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Gross Income
Marine operating revenues	$72.8	$54.7	$80.4	$63.1
Lease income	1.0	1.1	2.1	2.1
Other income	—	—	—	0.1

	73.8	55.8	82.5	65.3

Ownership costs
Depreciation	4.1	2.6	4.1	2.6
Interest expense, net	2.6	1.6	5.1	2.9

	6.7	4.2	9.2	5.5

Operating costs
Maintenance expense	5.9	3.6	6.2	3.9
Marine operating expense	52.7	37.9	58.6	44.6
Other operating expenses	—	—	(0.2)	—

	58.6	41.5	64.6	48.5

Segment profit	$8.5	$10.1	$8.7	$11.3

Comparison of the First Six Months of 2007 to the First Six Months of 2006.
Segment Profit
     ASC’s segment profit for the first six months of 2007 decreased $2.6 million from the prior year. The variance was primarily attributable to current year winter maintenance costs for the six vessels acquired in 2006. These costs were excluded from ASC’s operations in 2006 due to the timing of the acquisition.
Gross Income
     Gross income for the first six months of 2007 increased $17.2 million from the prior year. The increase was primarily due to a full period of operation for the acquired vessels. Average freight rate increases, reflecting both real rate growth and the recovery of increases in fuel costs, also contributed to the increase. Offsetting this increase somewhat, was the negative impact of weather delays at the outset of the 2007 sailing season.
Ownership Costs
     ASC’s ownership costs for the first six months of 2007 increased $3.7 million from the prior year. Depreciation and interest expense related to the acquired vessels increased $1.4 million and $2.3 million, respectively, reflecting a full period of expense recognition.

Operating Costs
     Operating costs for the first six months of 2007 increased $16.1 million from the prior year. The variance was primarily due to a full period of operation for the six acquired vessels, which resulted in additional marine operating expense of approximately $13.0 million. ASC also experienced higher fuel costs, which are largely offset by fuel cost escalators attached to freight rates, and increased vessel labor costs. Maintenance expense increased primarily as a result of winter maintenance costs of $1.2 million for the acquired vessels that were recorded in the current year. These costs were excluded from ASC’s operations in 2006 due to the timing of the acquisition.
Comparison of Second Quarter 2007 to Second Quarter 2006
Segment Profit
     ASC’s segment profit for the second quarter of 2007 decreased $1.6 million from the prior year. The decrease was primarily attributable to current year winter maintenance costs for the six vessels acquired in 2006. These costs were excluded from ASC’s operations in 2006 due to the timing of the acquisition. Current period results include a full quarter of operations for the acquired vessels compared to 25 days of operations in June of the prior year.
Gross Income
     Gross income for the second quarter of 2007 increased $18.0 million from the prior year. The increase was primarily due to a full quarter of operation for the acquired vessels. Average freight rate increases across all commodities, reflecting both real rate growth and recovery of increases in fuel costs, also contributed to the increase. Offsetting this increase somewhat, was the negative impact of weather delays at the outset of the 2007 sailing season.
Ownership Costs
     Ownership costs for the second quarter of 2007 increased $2.5 million from the prior year. Depreciation and interest expense related to the acquired vessels increased $1.4 million and $1.1 million, respectively, reflecting a full quarter of expense recognition.
Operating Costs
     Operating costs for the second quarter of 2007 increased $17.1 million from the prior year. The increase was primarily due to a full quarter of operation for the six acquired vessels, which resulted in additional marine operating expense of approximately $12.5 million. ASC also experienced higher fuel costs, which were largely offset by fuel cost escalation provisions included in ASC’s customer contracts, and increased vessel labor costs. Maintenance expense increased primarily as a result of winter maintenance costs of $1.2 million for the acquired vessels that were recorded in the current year. These costs were excluded from ASC’s operations in 2006 due to the timing of their acquisition.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Selling, general and administrative expenses	$39.2	$38.3	$77.2	$72.1
Unallocated interest expense, net	(3.6)	1.1	(8.4)	3.1
Other, including eliminations	(0.4)	(0.3)	(0.5)	(0.5)
Income taxes	24.3	15.3	46.2	36.3

SG&A, Unallocated Interest and Other
     For the first six months of 2007, SG&A increased $5.1 million, primarily due to the recognition in 2007 of $1.6 million of severance costs related to corporate staff reductions following the sale of Air, and, in the prior year, the combination of favorable adjustments of certain accruals and refunds received on prior year benefit claims. In the second quarter of 2007, SG&A increased $0.9 million, primarily due to higher compensation and severance expenses.
     Unallocated interest expense is the balance of external interest expense remaining after allocation to the segments based on assigned leverage targets. The unallocated amount is a function of GATX’s consolidated leverage compared to the combined leverage of the reporting segments. Consolidated leverage was greater than the segments in 2006, but materially less than the segments in 2007, primarily resulting from the repayment of debt following the sale of Air. Thus, unallocated interest expense was a credit in 2007 compared to an expense in 2006.
Income Taxes
     GATX’s effective tax rate for continuing operations was 36% for the six months ended June 30, 2007, compared to 31% for the six months ended June 30, 2006. The variance in the rate was primarily due to a $5.9 million deferred tax benefit recognized in 2006, attributable to a reduction in the Canadian statutory rate.
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
     The following table summarizes certain operating data for Discontinued Operations (in millions).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues	$—	$36.7	$0.5	$72.4
(Loss) income before taxes	(1.8)	(0.3)	(5.3)	13.0

(Loss) income from operations, net of taxes	(0.4)	(6.4)	(1.0)	1.4
(Loss) gain on disposal of segment, net of taxes	(0.7)	6.1	(2.2)	6.6

Net (loss) income from discontinued operations	$(1.1)	$(0.3)	$(3.2)	$8.0

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
     Net cash provided by operating activities of continuing operations for the first six months of 2007 was $158.5 million, an increase of $49.3 million from the prior year period primarily due to higher lease income and allocated tax benefits. During 2007, GATX expects to fully utilize its NOL and AMT credit carryforwards. As a result, GATX made estimated federal income tax payments of $7.4 million in the second quarter, which reflected payments of $25.3 million allocated to discontinued operations and benefits of $17.9 million allocated to continuing operations. No federal income tax payments or benefits were reflected in 2006 cash flows.

     Portfolio investments and capital additions for the first six months of 2007 totaled $239.7 million, a decrease of $107.6 million from the comparable 2006 period. Rail investments of $191.2 million were $29.6 million higher than the prior year, while Specialty investments of $45.8 million were $8.6 million lower. Additionally, in 2006, ASC invested $127.6 million primarily related to the acquisition of six marine vessels from Oglebay Norton Marine Services.
     Portfolio proceeds of $136.5 million for the first six months of 2007 increased $77.4 million from the prior year period primarily due to proceeds received from the maturity of investment securities and asset remarketing, partially offset by lower loan payments.
     Repayments of debt were $175.2 million in 2007 and were primarily attributable to the principal repaid for convertible notes. In the first six months of 2007, GATX also repurchased 4.0 million shares of its common stock for $192.0 million.
     Net cash provided by discontinued operations of $191.0 million in 2007 consisted primarily of proceeds received upon completion of the Air sale, partially offset by allocated income taxes.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     In the second quarter of 2007, the existing senior unsecured revolving bank facility was amended and restated to extend the maturity from June of 2010 to May of 2012, increase the facility amount to $550 million and eliminate the net worth covenant. At June 30, 2007, availability under the credit facility was $535.5 million, with $14.5 million of letters of credit issued, backed by the facility and no commercial paper outstanding. The revolving credit facility contains various restrictive covenants, which apply to GATX, including an asset coverage test and a minimum fixed charge coverage ratio. The indentures for GATX’s public debt, as well as agreements covering bank and other financings also contain various restrictive covenants and certain negative pledge provisions. GATX does not anticipate any covenant violation in the credit facility, indentures, bank or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At June 30, 2007, GATX was in compliance with all covenants and conditions of the credit facility and of the indentures and had $85.8 million of unrestricted cash.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2007, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     At June 30, 2007, GATX’s unconditional purchase obligations of $572.7 million were primarily for railcars to be acquired and were comprised as follows (in millions):

	Payments Due by Period
		Remainder
	Total	of 2007	2008	2009	2010	2011	Thereafter
Rail	$462.9	$209.0	$166.5	$87.4	$—	$—	$—
Specialty	109.8	109.8	—	—	—	—	—

	$572.7	$318.8	$166.5	$87.4	$—	$—	$—

Critical Accounting Policies
     Since December 31, 2006, there have been no changes to GATX’s critical accounting policies. Refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a summary of GATX’s policies.
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
     Reconciliation of non-GAAP financial information (in millions):

	June 30
	2007	2006
Consolidated On Balance Sheet Assets	$4,367.9	$5,835.0
Off Balance Sheet Assets	1,263.2	1,380.0

Total On and Off Balance Sheet Assets	$5,631.1	$7,215.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2006, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Since December 31, 2006, there have been no material changes or new developments in GATX’s legal proceedings. For a discussion of these proceedings, refer to Part I: Item 3, Legal Proceedings reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors
     Since December 31, 2006, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors, reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following is a summary of stock repurchases for the quarter ended June 30, 2007. On January 25, 2007, GATX’s Board of Directors authorized a $300 million share repurchase program expected to be completed in 2007. The Company’s share repurchase program authorizes both open market and private repurchase transactions.

	Issuer Purchases of Equity Securities
				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
			Total Number of Shares	Shares that May Yet
	(a)	(b)	Purchased as Part of	Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Total	Shares Purchased	Paid per Share(1)	Plans or Programs	Programs (1)
April 1 – 30, 2007	680,685	$48.92	680,685	$169.0 million
May 1-31, 2007	618,200	$50.01	618,200	$138.1 million
June 1-30, 2007	598,200	$50.03	598,200	$108.2 million

Totals	1,897,085	$48.22	1,897,085

(1)	Does not include commissions paid to repurchase shares.
Item 6. Exhibits
Exhibits:
Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION
(Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer)
Date: July 31, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

2.1	Sixth Supplemental Agreement dated as of May 16, 2007, between GATX Corporation and Macquarie Aircraft Leasing Limited

2.2	Seventh Supplemental Agreement dated as of May 29, 2007, between GATX Corporation and Macquarie Aircraft Leasing Limited.

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

Incorporated by Reference:

3.2	Amended and Restated Bylaws of GATX are incorporated by reference to Exhibit 3.2 to GATX’s Report on Form 8-K dated May 11, 2007.

10.1	Amended and Restated Five Year Credit Agreement dated May 15, 2007, among GATX Corporation, as Borrower, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., as Lead Arranger and Book Manager, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, LaSalle Bank, national Association, and Bayerische Landesbank, acting through its New York branch, as Co-Documentation Agents and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 to GATX’s Report on Form 8-K dated May 16, 2007.