Form 10-Q
period 2007-09-30
GATX CORP
filed 2007-11-01
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☑ Large accelerated filer       ☐ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,915,739 shares of common stock were outstanding as of October 12, 2007.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	September 30	December 31
	2007	2006
Assets

Cash and Cash Equivalents	$67.9	$196.2
Restricted Cash	43.7	48.0

Receivables
Rent and other receivables	88.4	102.5
Finance leases	347.6	402.6
Loans	23.2	36.0
Less: allowance for possible losses	(11.3)	(9.6)

	447.9	531.5

Operating Assets and Facilities
Rail	4,709.4	4,352.4
Specialty	169.2	113.6
ASC	365.5	361.2
Less: allowance for depreciation	(1,932.0)	(1,798.0)

	3,312.1	3,029.2

Investments in Affiliated Companies	321.6	291.9
Goodwill	102.7	92.8
Other Assets	205.0	225.2
Assets of Discontinued Operations	—	232.2

Total Assets	$4,500.9	$4,647.0

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$146.4	$158.9
Debt
Commercial paper and bank credit facilities	134.0	22.4
Recourse	1,996.4	2,138.1
Nonrecourse	—	2.7
Capital lease obligations	54.7	51.5

	2,185.1	2,214.7
Deferred Income Taxes	745.9	757.4
Other Liabilities	333.8	348.3

Total Liabilities	3,411.2	3,479.3

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 18,216 and 19,008 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2007 and December 31, 2006, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 62,186,522 and 59,946,664 shares issued and 47,914,703 and 51,997,154 shares outstanding as of September 30, 2007 and December 31, 2006, respectively)	38.7	37.4
Additional paid in capital	503.5	474.3
Retained earnings	910.0	787.9
Accumulated other comprehensive income (loss)	66.2	(3.4)
Treasury shares, at cost (14,271,819 shares at September 30, 2007 and 7,949,510 at December 31, 2006)	(428.7)	(128.5)

Total Shareholders’ Equity	1,089.7	1,167.7

Total Liabilities and Shareholders’ Equity	$4,500.9	$4,647.0

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Gross Income
Lease income	$224.8	$208.1	$663.4	$612.2
Marine operating revenue	76.3	76.0	156.7	139.2
Interest income on loans	1.4	0.6	3.3	3.1
Asset remarketing income	28.6	7.5	56.3	41.6
Fees	0.4	1.2	1.7	4.2
Other	14.7	16.0	44.7	47.6

Revenues	346.2	309.4	926.1	847.9
Share of affiliates’ earnings	33.7	26.8	76.0	63.2

Total Gross Income	379.9	336.2	1,002.1	911.1

Ownership Costs
Depreciation	49.5	43.0	139.5	118.9
Interest expense, net	32.7	34.0	93.3	94.7
Operating lease expense	38.8	39.3	117.0	127.2

Total Ownership Costs	121.0	116.3	349.8	340.8

Other Costs and Expenses
Maintenance expense	61.7	55.3	172.6	157.4
Marine operating expense	55.1	53.7	113.7	98.3
Selling, general and administrative	42.2	36.2	119.4	108.3
Asset impairment charges	0.8	0.6	2.3	3.8
Other	12.9	8.4	31.4	21.4

Total Other Costs and Expenses	172.7	154.2	439.4	389.2

Income from Continuing Operations before Income Taxes	86.2	65.7	212.9	181.1
Income Taxes	22.3	22.1	68.5	58.4

Income from Continuing Operations	63.9	43.6	144.4	122.7
Income (Loss) from Discontinued Operations, net of taxes	21.7	(54.2)	18.5	(46.2)

Net Income (Loss)	$85.6	$(10.6)	$162.9	$76.5

Per Share Data
Basic:
Income from continuing operations	$1.31	$0.86	$2.86	$2.41
Income (loss) from discontinued operations	0.45	(1.07)	0.37	(0.91)

Total	$1.76	$(0.21)	$3.23	$1.50

Average number of common shares (in thousands)	48,744	51,077	50,505	50,842

Diluted:
Income from continuing operations	$1.21	$0.76	$2.63	$2.13
Income (loss) from discontinued operations	0.41	(0.88)	0.33	(0.74)

Total	$1.62	$(0.12)	$2.96	$1.39

Average number of common shares and common share equivalents (in thousands)	53,665	62,002	56,195	61,963

Dividends declared per common share	$0.24	$0.21	$0.72	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Operating Activities
Net income (loss)	$85.6	$(10.6)	$162.9	$76.5
Less: Income (loss) from discontinued operations	21.7	(54.2)	18.5	(46.2)

Income from continuing operations	63.9	43.6	144.4	122.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gain on sales of assets and securities	(28.3)	(6.1)	(50.5)	(19.8)
Depreciation	51.8	45.6	146.7	126.6
Asset impairment charges	0.8	0.6	2.3	3.8
Deferred income taxes	16.5	15.8	61.1	38.2
Share of affiliates’ earnings, net of dividends	(19.4)	(26.3)	(36.6)	(50.6)
Income taxes payable	(26.6)	3.2	(13.6)	3.4
Operating lease payable	(11.3)	(19.3)	(35.4)	(44.2)
Other	5.8	21.7	(6.7)	7.9

Net cash provided by operating activities of continuing operations	53.2	78.8	211.7	188.0

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(172.6)	(166.6)	(402.3)	(499.9)
Loans extended	—	—	(7.0)	(4.8)
Investments in affiliates	(12.0)	(0.1)	(12.0)	(8.3)
Other	(0.2)	(0.6)	(3.2)	(1.6)

Portfolio investments and capital additions	(184.8)	(167.3)	(424.5)	(514.6)
Purchase of leased-in assets	—	—	—	(260.9)
Portfolio proceeds	91.6	44.5	228.1	103.6
Proceeds from sales of other assets	4.9	6.5	17.5	19.9
Net decrease (increase) in restricted cash	3.0	9.1	4.3	(4.2)

Net cash used in investing activities of continuing operations	(85.3)	(107.2)	(174.6)	(656.2)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	—	25.3	33.9	370.4
Repayments of debt (original maturities longer than 90 days)	(13.2)	(28.2)	(188.4)	(155.7)
Net increase (decrease) in debt with original maturities of 90 days or less	141.5	(32.4)	111.5	229.2
Payments on capital lease obligations	(1.4)	(4.6)	(5.5)	(10.0)
Issuance of common stock	0.4	0.3	21.7	18.3
Stock repurchases	(108.2)	—	(300.2)	—
Cash dividends	(11.3)	(10.8)	(36.1)	(32.2)

Net cash provided by (used in) financing activities of continuing operations	7.8	(50.4)	(363.1)	420.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.4	0.4	1.7	1.5
Cash Flow of Discontinued Operations (see Note 12)
Net cash provided by (used in) operating activities	5.0	20.4	(33.9)	74.8
Net cash provided by investing activities	—	69.7	229.9	59.5
Net cash used in financing activities	—	(68.3)	—	(103.1)

Net decrease in Cash and Cash Equivalents during the period	(17.9)	(56.6)	(128.3)	(15.5)
Cash and Cash Equivalents at beginning of period	85.8	147.1	196.2	106.0
Cash and Cash Equivalents at end of period	$67.9	$90.5	$67.9	$90.5

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006, as set forth on the Company’s Current Report on Form 8-K and filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007. Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.
     During the second quarter of 2007, the Company’s wholly owned subsidiary, GATX Financial Corporation (“GFC”), merged into its parent company, GATX Corporation. This action simplified GATX’s corporate structure and eliminated certain redundancies and costs. All outstanding debt and other direct financial obligations of GFC became the direct obligations of GATX. The merger had no impact on GATX’s consolidated financial statements.
     On January 1, 2007, GATX adopted the provisions of the following new accounting standards:
     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This guidance applies to all transactions classified as leveraged leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 and provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income among reporting periods should be recalculated, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. As a result of the implementation of this FSP, GATX reduced the carrying value of two leveraged lease investments and recorded a corresponding reduction of $15.0 million, net of taxes, to the 2007 opening balance of retained earnings. This amount will be recognized as income over the remaining terms of the affected leases, 2007 to 2021, and is not expected to be material in any year.
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. See Note 10 for additional information.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosure requirements related to the use of fair value measurements. The statement is effective for financial statements issued in 2008; however, earlier application is encouraged. The application of SFAS 157 is not expected to be material to the Company’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 but does not believe that its application will have a material impact on its financial position, cash flows, or results of operations.
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
     Continuing operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$154.8	$151.0	$475.8	$419.0
Pre-tax income reported by affiliates	59.3	64.2	161.4	158.7
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended September 30, 2007 and 2006, were as follows (in millions):

			2007 Retiree	2006 Retiree
	2007 Pension	2006 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.4	$1.5	$—	$0.1
Interest cost	5.8	5.5	0.8	1.0
Expected return on plan assets	(7.7)	(7.4)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	—	—	—
Unrecognized net loss	0.9	1.1	0.3	0.1

Net costs	$0.2	$0.7	$1.1	$1.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2007 and 2006, were as follows (in millions):

			2007 Retiree	2006 Retiree
	2007 Pension	2006 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$4.4	$4.5	$0.1	$0.3
Interest cost	17.4	16.5	2.6	3.2
Expected return on plan assets	(22.9)	(22.2)	—	—
Amortization of:
Unrecognized prior service (credit) cost	(0.2)	0.1	(0.1)	—
Unrecognized net loss	3.1	3.3	0.7	0.4

Net costs	$1.8	$2.2	$3.3	$3.9

     The previous tables include amounts allocated to discontinued operations, all of which are immaterial. The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2007, may differ from these estimates.
NOTE 5. Commercial Commitments, Legal Proceedings and Other Contingencies
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
     The following table sets forth GATX’s commercial commitments of continuing operations as of (in millions):

	September 30	December 31
	2007	2006
Affiliate guarantees	$24.2	$24.2
Asset residual value guarantees	127.2	144.5
Lease payment guarantees	69.1	20.8
Other	77.8	77.8

Total guarantees	298.3	267.3
Standby letters of credit and bonds	16.0	15.8

	$314.3	$283.1

     At September 30, 2007, the related carrying value of GATX’s guarantees on the balance sheet was a liability of $10.4 million. The expirations of these guarantees range from 2007 to 2019.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized by an affiliate to acquire or lease -in assets, which are subsequently leased-out to third parties, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     Other consists of GATX’s indemnification of Airbus Industry (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s indemnification obligation is capped at approximately $77.8 million. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described below under “Legal Proceedings – Flightlease Litigation”.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverage. No material claims have been made against these obligations. At September 30, 2007, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.
Legal Proceedings
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business, including certain matters more fully described below, are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.
Schneider, et al. v. CSX Transportation, Inc., et al.
     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. v. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the Rail division of GATX Financial Corporation, a wholly owned subsidiary of GATX that was merged into GATX in 2007 (“GFC”), leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to do so. The defendants have offered to settle this suit by funding an escrow of $415,000, of which GATX has contributed $79,000. The escrow will be disbursed upon receipt of releases from the plaintiffs and the dismissal of the uncertified class action by the Court. The parties are proceeding to finalize the settlement documents and processes and will then seek appropriate Court orders and approvals. The Company believes that the maximum potential liability resulting from the final settlement of this matter will not be material to its financial condition, liquidity or results of operations in any particular quarter or fiscal year.
Flightlease Litigation
     In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly owned subsidiary of GFC, entered into a joint venture with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (formerly known as Airbus Industrie) (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, Third Aircraft and FHG entered into an agreement (the “Split Agreements”) pursuant to which the parties to the joint venture agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the “GATX Agreement”) and AVSA S.A.R.L. credited approximately $77.8 million of the PDPs to GFC. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it would pay to Airbus any amount Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the “Reimbursement Agreement”). GFC’s liability under the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Reimbursement Agreement is capped at approximately $77.8 million. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.
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
     On October 10, 2005, GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging (1) that Airbus’ termination of the GFAC Agreement was wrongful and a material breach and repudiation by Airbus of the GFAC Agreement; (2) that Airbus, by retaining PDPs paid by GFAC under the GFAC Agreement, unjustly enriched itself at GFAC’s expense; (3) that Airbus breached an implied duty of good faith and fair dealing to GFAC; and (4) that the liquidated damages provision in the GFAC Agreement is unenforceable as a penalty. The complaint seeks restitution and damages in an unspecified amount in the “millions of dollars.” On December 7, 2005, FHG, acting by the FHG Liquidators, filed a motion seeking permission to intervene in GFAC’s action, to protect its interest in the action, and to file an intervenor’s complaint. The intervenor’s complaint repeats the material allegations made in GFAC’s complaint and seeks restitution from Airbus of the approximately $227.6 million in unutilized PDPs paid by GFAC prior to October 1, 2001, and damages and interest in unspecified amounts. On February 16, 2006, the Court granted FHG permission to intervene and deemed FHG’s intervenor’s complaint to be filed against Airbus. On December 9, 2005, Airbus filed an answer and counterclaim to GFAC’s complaint which (1) denies the material allegations of GFAC’s complaint, (2) asserts affirmative defenses, (3) seeks a declaratory judgment that Airbus validly terminated the GFAC Agreement and is entitled to retain the approximately $227.6 million in unutilized PDPs made by GFAC prior to October 1, 2001, and (4) in the alternative, if the liquidated damages provision in the GFAC Agreement is deemed to be unenforceable as a penalty, asserts a claim for breach of contract and damages in an amount to be determined at trial but allegedly “well in excess of $228 million.” On February 10, 2006, GFAC filed a reply to Airbus’ counterclaims which (1) denies the material allegations of the counterclaims, and (2) asserts affirmative defenses. On April 4, 2006, Airbus moved for partial summary judgment on GFAC’s and FHG’s claims for breach of contract and the implied covenant of good faith and fair dealing. By order dated, December 20, 2006, the court denied Airbus’ motion for partial summary judgment. Discovery is ongoing. Should GFAC ultimately succeed in recovering from Airbus PDPs with respect to the GATX Allocated Aircraft, GFC may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. The Company believes it unlikely Airbus will be required to make such a payment to GFAC and, in consequence, that it is unlikely GFC will be required to make a corresponding payment to Airbus under the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Reimbursement Agreement. Furthermore, in the unlikely event GFC is required to make a payment to Airbus under the Reimbursement Agreement, the Company believes that Third Aircraft should recover at least such amount from GFAC, the 50% subsidiary of Third Aircraft. The Company believes that the likelihood of loss with respect to this matter is remote and as a result has not recorded any accrual as of September 30, 2007. While it is reasonably possible that the Company may ultimately incur a loss in this matter, at this time an estimate of the amount of such loss cannot be made.
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
     The Company has negotiated settlements with the plaintiffs in all of these cases. One of the settlements resolved the cases filed by one attorney group representing approximately 440 plaintiffs. In exchange for a complete release of all claims, the Company has paid $390,000 to be disbursed among the parties by their counsel. Under the terms of the remaining settlements, the Company, in exchange for full releases and dismissals of the actions, has paid an aggregate amount of $121,500 for approximately 340 plaintiffs. Except for one settlement where court approval is still pending, all of the settlements have received court approval. The Company believes that the maximum potential liability resulting from the final settlement of these cases will not be material to its financial condition, liquidity or results of operations in any particular quarter or fiscal year.
     In addition to the foregoing claims, co-defendant Marathon Ashland Petroleum Co. asserted cross claims against GFC alleging that GFC failed to provide a suitable tank car and failed to adequately maintain the tank car. Those claims were resolved by agreement of the parties in March 2007, with GFC paying nothing.
     In September 2006, GFC was named as a co-defendant in a federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, cost recovery action filed in the United States District Court Eastern District of Kentucky, Veolia ES Special Services, Inc. (f/ka Onyx Special Services, Inc.) v. TechSol Chemical Company, et al Case No. 0:06cv-136-HRW. The plaintiff is the environmental remediation contractor retained by a co-defendant, TechSol Chemical Co., the entity that was offloading the tank car at the time of the spill. Since TechSol is no longer operating, the contractor is seeking to recover approximately $640,000 in response costs from “potentially responsible parties” (“PRPs”) which currently include GFC and three other named defendants. GFC believes that the claim is without merit and intends to vigorously defend against it. However, if this matter is resolved unfavorably, the Company believes that its maximum potential liability will not be material to its financial results, liquidity or results of operations in any particular quarter or fiscal year.
     In connection with the same spill, in November 2006, GFC was named as a co-defendant in an action filed in the Circuit court of Wayne County, West Virginia, Kellogg Company; Kellogg Sales Company; and Keebler Company v. TechSol Chemical Company, et al, Civil Action No.: 06-C-237. The plaintiff sought compensation for lost profits, property damage and punitive damages alleged suffered as a result of the release, which was in proximity to the plaintiff’s distribution center. The parties engaged in mediation in September 2007, and Kellogg agreed to settle all claims against the Company in return for a payment of $5,000.
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (“Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”) which was an indirect subsidiary of PKP. The condition allegedly breached was that DEC was to obtain a release of Kolsped’s ultimate parent

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. The Agreement had been amended by Kolsped and DEC to permit DEC to satisfy this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (“Kolsped Note”). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP, which was subsequently upheld by the Court of Appeal.
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
     On November 13, 2006, PKP served a writ amending its complaint demanding that DEC issue a new promissory note to replace the note previously annulled. DEC responded with a number of defenses, including that such an amendment was time barred, and requested dismissal of this new claim. DEC has been notified that Nafta Polska, the former owner of DEC, will intervene in support of DEC. The parties engaged in mediation during the summer of 2007 but were unable to resolve their differences. The court is expected to set a hearing date in the near term.
     DEC believes that it has meritorious defenses to the complaint and intends to vigorously defend this lawsuit. However, the Company has recorded an accrual for $10 million representing management’s best estimate of a probable settlement amount. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Other Litigation
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
     Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary by the purchaser for asbestos-related claims filed against the former subsidiary. As of October 29, 2007, there were 1,303 asbestos-related cases pending against the Company’s subsidiaries or the former subsidiary where the Company has provided a limited indemnity. Out of the total number of pending cases, 1,203 are Jones Act claims, most of which were filed against ASC prior to the year 2000. During 2006, 124 new asbestos-related cases were filed and 112 cases were dismissed or settled. During 2005, 22 new cases were filed and 46 cases were dismissed or settled. For this two-year period, the aggregate amount paid to settle asbestos-related cases filed against the Company’s subsidiaries and the former subsidiary was less than $185,000. It is possible that the number of these cases could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.
     The amounts claimed in some of the above described proceedings are substantial and, while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things, meritorious legal defenses and applicable insurance coverage, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Accruals and Reserves
     The Company has recorded accruals totaling $11.7 million at September 30, 2007, for losses related to those litigation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
matters the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.
Other Contingencies – Environmental
     The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at one Superfund site for which investigation and remediation payments are yet to be determined.
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
     GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 12 sites, including the Superfund site, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. As of September 30, 2007, GATX has recorded accruals of $34.1 million for remediation and restoration of all known sites. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.
     The Company has not materially changed its methodology for identifying and calculating environmental liabilities during any of the periods presented and there are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2006. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $144.2 million, of which $120.0 million was the aggregate carrying value of these investments recorded on the balance sheet at September 30, 2007.
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income (loss)	$85.6	$(10.6)	$162.9	$76.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	25.3	5.7	51.2	22.5
Unrealized gain (loss) on securities	0.7	1.6	(3.0)	1.0
Unrealized gain (loss) on derivative instruments	10.1	(6.6)	19.3	4.8
Post retirement benefit plans	0.5	—	2.1	—

Comprehensive Income (Loss)	$122.2	$(9.9)	$232.5	$104.8

NOTE 8. Share-Based Compensation
     In the first nine months of 2007, GATX granted 217,600 stock appreciation rights (“SAR”), 67,920 restricted stock units and 55,270 performance shares. For the three and nine months ended September 30, 2007, total share-based compensation expense was $1.8 million ($1.1 million after tax) and $7.0 million ($4.3 million after tax), respectively. For the three and nine months ended September 30, 2006, total share-based compensation expense was $2.1 million ($1.2 million after tax) and 6.3 million ($3.8 million after tax), respectively.
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
NOTE 9. Income Taxes
     GATX’s effective tax rate for continuing operations was 32% for the nine months ended September 30, 2007, compared

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
to 32% for the nine months ended September 30, 2006. Both years benefited from favorable deferred tax adjustments resulting from enacted reductions in statutory tax rates in foreign jurisdictions. In 2007, a reduction in the German statutory rate resulted in a $9.4 million benefit and in 2006, a reduction in the Canadian statutory rate resulted in a $5.9 million benefit. Excluding the deferred tax benefits, GATX’s effective tax rate was 37% in 2007 and 36% in 2006.
     GATX adopted the provisions of FIN 48 as of January 1, 2007, resulting in an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. As of September 30, 2007, GATX’s gross liability for unrecognized tax benefits totaled $58.6 million, which, if fully recognized, would decrease income tax expense by $46.4 million ($40.1 million net of federal tax benefits). During the three months ended September 30, 2007, a $15.8 million increase to gross liability for unrecognized tax benefits was recorded, of which $15.5 million was attributable to positions taken on tax returns filed during the period.
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
     Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized federal tax benefits of up to $3.1 million, state tax benefits of up to $6.8 million and foreign tax benefits of up to $1.7 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2007, the gross liability for unrecognized tax benefits included $8.2 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and recorded as a reduction of income tax expense.
NOTE 10. Capital Structure and Earnings Per Share
     In February 2002, GATX issued $175 million of long-term, 7.5% senior unsecured convertible notes (the “2002 Notes”), which matured in February 2007. As of January 1, 2007, $124.3 million of the 2002 Notes were outstanding and convertible into GATX Corporation common stock at a price of $34.09 per share. In August 2003, GATX issued $125.0 million of long-term, 5.0% senior unsecured notes which are convertible into GATX common stock and mature in August 2023 (the “2003 Notes”). As of December 31, 2006, $125.0 million of the 2003 Notes were outstanding and convertible at a conversion price of $24.54 per share.
     Upon maturity in February 2007, substantially all the holders of the 2002 Notes converted, resulting in a cash payment of $124.3 million for the principal balance and the issuance of 1.0 million shares of GATX common stock for the difference between GATX’s stock price at the time of conversion and the conversion price (the “conversion premium”). Additionally, in the first six months of 2007, $18.2 million of the 2003 Notes converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million shares issued for the conversion premium. No gain or loss was recognized on these conversions. Also, upon conversion, holders of the 2002 Notes and 2003 Notes forfeited any accrued but unpaid interest as of the conversion date. In 2007, interest forfeitures due to conversions were $2.8 million, net of tax effects, which was recorded as an adjustment to additional paid in capital. At September 30, 2007, $106.8 million of the 2003 Notes were outstanding, which were convertible into 4.3 million shares at a price of $24.81 per share.
     On January 17, 2007, the Company’s Board of Directors authorized a $300 million common stock repurchase program. As of August 31, 2007, the repurchase program was completed with an aggregate of 6.3 million shares having been repurchased. The repurchased shares were recorded as treasury stock under the cost method.
     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share give effect to the impact of potentially dilutive securities, including, convertible preferred stock, stock options, SARs, restricted stock and convertible debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$63.9	$43.6	$144.4	$122.7
Income (loss) from discontinued operations	21.7	(54.2)	18.5	(46.2)
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share – income available to common shareholders	$85.6	$(10.6)	$162.9	$76.5

Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	1.1	3.2	3.5	9.7

Numerator for diluted earnings per share – income available to common shareholders	$86.7	$(7.4)	$166.4	$86.2

Denominator:
Denominator for basic earnings per share – weighted average shares	48.7	51.1	50.5	50.8

Effect of dilutive securities:
Equity compensation plans	0.5	0.6	0.6	0.7
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	4.3	10.2	5.0	10.3

Denominator for diluted earnings per share – adjusted weighted average and assumed conversion (a)	53.7	62.0	56.2	62.0

Basic earnings per share:
Income from continuing operations	$1.31	$0.86	$2.86	$2.41
Income (loss) from discontinued operations	0.45	(1.07)	0.37	(0.91)

Total basic earnings per share	$1.76	$(0.21)	$3.23	$1.50

Diluted earnings per share:
Income from continuing operations	$1.21	$0.76	$2.63	$2.13
Income (loss) from discontinued operations	0.41	(0.88)	0.33	(0.74)

Total diluted earnings per share	$1.62	$(0.12)	$2.96	$1.39

*	Less than $0.1 million.

(a)	May not be additive due to rounding.
NOTE 11. Financial Data of Business Segments
     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GATX’s continuing business segments.
     GATX leases, manages, operates and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and ASC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and periodic gains and fees related to the remarketing of assets.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables present certain segment data for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended September 30, 2007
Profitability
Revenues	$234.0	$34.4	$77.5	$0.3	$346.2
Share of affiliates’ earnings	6.3	27.4	—	—	33.7

Total gross income	240.3	61.8	77.5	0.3	379.9
Total ownership costs	108.4	8.1	6.6	(2.1)	121.0
Total operating costs	63.4	6.3	60.7	0.1	130.5

Segment profit	68.5	47.4	10.2	2.3	128.4
SG&A					42.2

Income from continuing operations before income taxes					86.2
Capital Expenditures
Portfolio investments and capital additions	127.5	56.4	—	0.9	184.8
Selected Balance Sheet Data at September 30, 2007
Investments in affiliated companies	140.3	181.3	—	—	321.6
Identifiable assets	3,625.1	490.3	295.4	90.1	4,500.9

Three Months Ended September 30, 2006
Profitability
Revenues	$214.7	$17.6	$77.1	$—	$309.4
Share of affiliates’ earnings	8.4	18.4	—	—	26.8

Total gross income	223.1	36.0	77.1	—	336.2
Total ownership costs	100.9	6.7	6.6	2.1	116.3
Total operating costs	58.8	1.3	58.0	(0.1)	118.0

Segment profit (loss)	63.4	28.0	12.5	(2.0)	101.9
SG&A					36.2

Income from continuing operations before income taxes					65.7
Capital Expenditures
Portfolio investments and capital additions	154.7	10.9	0.3	1.4	167.3
Selected Balance Sheet Data at December 31, 2006
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8

Nine Months Ended September 30, 2007
Profitability
Revenues	$695.1	$70.5	$160.0	$0.5	$926.1
Share of affiliates’ earnings	15.0	61.0	—	—	76.0

Total gross income	710.1	131.5	160.0	0.5	1,002.1
Total ownership costs	321.5	23.2	15.8	(10.7)	349.8
Total operating costs	184.8	9.9	125.3	—	320.0

Segment profit	203.8	98.4	18.9	11.2	332.3
SG&A					119.4

Income from continuing operations before income taxes					212.9
Capital Expenditures
Portfolio investments and capital additions	318.7	102.2	4.4	(0.8)	424.5
Selected Balance Sheet Data at September 30, 2007
Investments in affiliated companies	140.3	181.3	—	—	321.6
Identifiable assets	3,625.1	490.3	295.4	90.1	4,500.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	Total
Nine Months Ended September 30, 2006
Profitability
Revenues	$639.4	$65.9	$142.4	$0.2	$847.9
Share of affiliates’ earnings	17.5	45.7	—	—	63.2

Total gross income	656.9	111.6	142.4	0.2	911.1
Total ownership costs	303.0	20.7	12.1	5.0	340.8
Total operating costs	169.5	5.1	106.5	(0.2)	280.9

Segment profit (loss)	184.4	85.8	23.8	(4.6)	289.4
SG&A					108.3

Income from continuing operations before income taxes					181.1
Capital Expenditures
Portfolio investments and capital additions	316.3	65.3	127.9	5.1	514.6
Selected Balance Sheet Data at December 31, 2006
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8
NOTE 12. Discontinued Operations
     Discontinued operations consist of the Company’s former Air and Technology segments. On January 17, 2007, GATX completed the sale of its Air joint ventures for gross proceeds of $227.1 million. In the third quarter of 2007, GATX reversed $20.9 million of accrued income taxes resulting from the finalization of the tax effects of the Air sale and an enacted change in federal income tax regulations.
     The following table summarizes certain operating data for discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$0.1	$37.3	$0.6	$109.7
Loss before taxes	(0.2)	(28.6)	(5.5)	(15.6)

Income (loss) from operations, net of taxes	0.8	21.5	(0.2)	22.9
Gain (loss) on disposal of segment, net of taxes	20.9	(75.7)	18.7	(69.1)

Net income (loss) from discontinued operations	$21.7	$(54.2)	$18.5	$(46.2)

     Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results of discontinued operations for 2006 also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $4.5 million and $13.7 million for the three and nine months of 2006, respectively. SG&A allocated was $1.7 million and $5.0 million for the three and nine months of 2006, respectively. Interest was allocated consistent with GATX’s consolidated risk adjusted approach used for continuing operations. SG&A was allocated based on management’s best estimate and judgment of the direct costs of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows for periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Operating Activities
Net cash provided by (used in) operating activities	$5.0	$20.4	$(33.9)	$74.8
Investing Activities
Portfolio investments and capital additions	—	(2.1)	—	(51.2)
Proceeds from disposal of segment	—	58.9	229.9	58.9
Proceeds from other investing activities	—	12.9	—	51.8

Net cash provided by investing activities	—	69.7	229.9	59.5
Financing Activities
Net cash used in financing activities	—	(68.3)	—	(103.1)

Cash provided by discontinued operations, net	$5.0	$21.8	$196.0	$31.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This report contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K, and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GATX; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances.
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
     Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2007. For further information, refer to GATX’s Current Report on Form 8-K, containing the Company’s consolidated financial statements for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007 (the “Company’s Current Report”).
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non- Generally Accepted Accounting Principles (“GAAP”) financial information. See “Non-GAAP Financial Information” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Gross Income
Rail	$240.3	$223.1	$710.1	$656.9
Specialty	61.8	36.0	131.5	111.6
ASC	77.5	77.1	160.0	142.4

Total segment gross income	379.6	336.2	1,001.6	910.9
Other income	0.3	—	0.5	0.2

Consolidated Gross Income	379.9	336.2	1,002.1	911.1

Segment Profit
Rail	68.5	63.4	203.8	184.4
Specialty	47.4	28.0	98.4	85.8
ASC	10.2	12.5	18.9	23.8

Total Segment Profit	126.1	103.9	321.1	294.0
Less:
Selling, general and administrative expenses	42.2	36.2	119.4	108.3
Unallocated interest expense, net	(2.1)	2.1	(10.5)	5.2
Other, including eliminations	(0.2)	(0.1)	(0.7)	(0.6)
Income taxes	22.3	22.1	68.5	58.4

Income from continuing operations	63.9	43.6	144.4	122.7
Income (loss) from discontinued operations, net of taxes	21.7	(54.2)	18.5	(46.2)

Consolidated Net Income	$85.6	$(10.6)	$162.9	$76.5

Basic earnings per share — income from continuing operations	$1.31	$0.86	$2.86	$2.41

Diluted earnings per share — income from continuing operations	$1.21	$0.76	$2.63	$2.13

Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the twelve months ended September 30:

	2007	2006
ROE	15.6%	11.6%

Segment Operations
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments, which are discussed below under Other.
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
Rail
Segment Summary
     In the current quarter, Rail continued to achieve renewal success and lease rate increases over the prior expiring rates. North American average lease renewal rates on a basket of common car types increased 17.1% over the average expiring lease rates, compared to 14.3% for the second quarter and 18.6% for the first quarter. Additionally, Rail continued its emphasis on lengthening lease terms on renewals, the objective of which is to reduce future earnings volatility. The average basket renewal term for the third quarter was 78 months, compared to 70 months for the second quarter and 69 months for the third quarter of 2006. North American fleet utilization decreased slightly from 98.0% at the end of the second quarter to 97.9% at the end of the third quarter as increases in idle cars, while individually small, were experienced over a wider group of car types. In Europe, fleet utilization increased from 96.2% at the end of the second quarter to 96.7% at the end of the third quarter, as demand remained strong across all car types. During the first nine months of 2007, Rail invested $318.7 million compared to $316.3 million for the first nine months of 2006.
     While Rail experienced continued renewal success with lengthening lease terms and lease rate increases over the prior expiring rates, signs of softness in the North American rail market were more widespread during the quarter. These developments are making the market more challenging, however, Rail will continue to focus on renewing and extending leases and also selling certain targeted rail assets to improve fleet quality and reduce future earnings volatility. While concerned about the softening market conditions in the rail market, Rail is confident in its long-term strategy and optimistic that these market conditions will lead to attractive investment opportunities.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Gross Income
Lease income	$210.5	$195.9	$622.8	$579.0
Asset remarketing income	9.2	4.1	28.7	15.8
Fees	0.3	0.5	0.9	1.3
Other income	14.0	14.2	42.7	43.3

Revenues	234.0	214.7	695.1	639.4
Affiliate earnings	6.3	8.4	15.0	17.5

	240.3	223.1	710.1	656.9

Ownership Costs
Depreciation	41.6	37.2	121.9	107.4
Interest expense, net	28.5	25.3	84.5	71.1
Operating lease expense	38.3	38.4	115.1	124.5

	108.4	100.9	321.5	303.0

Operating Costs
Maintenance expense	55.7	50.7	160.4	148.9
Asset impairment charges	—	0.6	—	0.9
Other operating expenses	7.7	7.5	24.4	19.7

	63.4	58.8	184.8	169.5

Segment profit	$68.5	$63.4	$203.8	$184.4

Rail’s Lease Income
     Components of Rail’s lease income for the three and nine months ended September 30 are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
North America	$169.7	$161.8	$507.0	$479.1
Europe	33.4	27.1	94.8	79.4
Locomotives	7.4	7.0	21.0	20.5

	$210.5	$195.9	$622.8	$579.0

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars as of September 30:

	2007	2006
Beginning of year balance	110,478	108,151
Cars added	3,619	4,008
Cars scrapped or sold	(2,890)	(3,055)

Ending balance	111,207	109,104
Utilization rate	97.9%	98.5%

The following table summarizes fleet activity for Rail’s European railcars as of September 30:

	2007	2006
Beginning of year balance	18,541	18,924
Cars added	915	209
Cars scrapped or sold	(103)	(981)

Ending balance	19,353	18,152
Utilization rate	96.7%	94.2%
Comparison of the First Nine Months of 2007 to the First Nine Months of 2006
Segment Profit
     Rail’s segment profit rose 11% or $19.4 million over 2006. The increase primarily resulted from the effects of lease rate increases and active fleet growth achieved in 2006. Rail also took advantage of current market conditions and sold certain less desirable railcars and locomotives, resulting in an increase in asset remarketing income. These increases were partially offset by the higher costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s gross income for the first nine months of 2007 was $53.2 million higher than the prior year. In North America, lease income increased $27.9 million, reflecting the effects of lease rate increases experienced over the past 12 months and an average of over 1,800 additional railcars on lease. In Europe, lease income increased $15.4 million, of which $8.5 million was the result of strengthening foreign currencies and $6.3 million was due to an average of over 1,200 additional railcars on lease. Asset remarketing income was $12.9 million higher due to Rail taking advantage of current market conditions and selling certain less desirable railcars and locomotives.
     Share of affiliates’ earnings was significantly impacted by changes in the market value of a derivative instrument held by Rail’s European affiliate, AAE Cargo. In 2007, gains of $0.9 million were recognized, compared to gains of $5.0 million recognized in 2006. Excluding the effect of the derivative change from both periods, affiliate earnings increased $1.6 million, primarily due to improved operating results. Income at North American affiliates was higher primarily as a result of the recovery of a previously written off affiliate investment and lower depreciation expense. Additionally, lease income at AAE Cargo also increased due to a larger fleet size resulting from investments in new railcars and markets and higher fleet utilization.
Ownership Costs
     Ownership costs increased $18.5 million primarily due to depreciation and interest associated with investment volume of $536.0 million over the last 12 months. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that previously had been leased in under operating leases.
Operating Costs
     Maintenance expenses increased $11.5 million, primarily the result of increased preventative and scheduled maintenance, refurbishments, railroad repairs and the effect of foreign exchange rates. In North America, maintenance costs were higher largely due to increased preventative maintenance and refurbishment programs for certain railcar types, content of maintenance work and repairs performed by railroads. In particular, railroads completed a higher number of wheelset replacements, resulting in substantially higher railroad repair expense. In Europe, strengthening foreign currencies and increased railcars undergoing scheduled regulatory maintenance contributed to the increase.
     Other operating expenses increased $4.7 million primarily due to higher remeasurement losses on nonfunctional currency assets and liabilities. Higher freight and transportation costs associated with customer assignments and a larger fleet also contributed to the increase.

Comparison of the Third Quarter 2007 to the Third Quarter 2006
Segment Profit
     Rail’s segment profit for the third quarter of 2007 rose 8% or $5.1 million over the prior year period. The increase primarily resulted from the effects of lease rate and active fleet increases and higher asset remarketing income. The increase was partially offset by the higher costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s gross income for the third quarter of 2007 was $17.2 million higher than the prior year. In North America, lease income increased $7.9 million reflecting the effects of lease rate increases experienced over the past 12 months and an average of over 1,700 additional railcars on lease. In Europe, lease income increased $6.3 million, of which $3.0 million was the result of strengthening foreign currencies and $2.8 million was due to an average of over 1,500 additional railcars on lease. European lease rates also improved slightly compared to the prior year. Asset remarketing income was $5.1 million higher, primarily due to a remarketing agreement termination fee received in the current year period.
     Share of affiliates’ earnings was particularly impacted by market value changes on a derivative instrument held by AAE Cargo that is recorded in earnings. The current period reflects market value gains of $2.4 million, compared to gains of $3.1 million in the prior year period. Additionally, a North American affiliate recorded a $1.6 million favorable depreciation adjustment in the prior year. Excluding these adjustments, affiliates’ earnings between the two years were comparable.
Ownership Costs
     Ownership costs increased $7.5 million primarily due to depreciation and interest associated with investment volume of $536.0 million over the last 12 months.
Operating Costs
     Maintenance expenses increased $5.0 million, primarily the result of increased preventative and scheduled maintenance, refurbishments, railroad repairs and the effect of foreign exchange rates. In North America, maintenance costs were higher largely due to increased preventative maintenance and refurbishment programs for certain railcar types, content of maintenance work and repairs performed by railroads. In particular, railroads completed a higher number of wheelset replacements, resulting in substantially higher railroad repair expense. In Europe, strengthening foreign currencies and increased railcars undergoing scheduled regulatory maintenance contributed to the increase.
     Other operating expenses were comparable to the prior year period as increased remeasurement losses on nonfunctional currency assets and liabilities and higher freight and transportation costs associated with customer assignments were largely offset by lower insurance costs. Also contributing to the variance was the recovery in 2007 of a $0.7 million receivable, which was fully provided for in the third quarter of 2006.

Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $496.3 million at September 30, 2007, compared to $489.2 million at September 30, 2006. During 2007, Specialty continued to experience strong performance in its marine joint ventures and investment opportunities increased, resulting in portfolio additions of $102.2 million, including $36.2 million of industrial equipment and $62.8 million of marine assets. Specialty’s asset base in 2007 was also impacted by asset sales and loan repayments.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Gross Income
Lease income	$13.2	$11.1	$37.4	$30.0
Interest income on loans	1.4	0.6	3.3	3.1
Asset remarketing income	19.4	3.4	27.6	25.8
Fees	0.1	0.7	0.8	2.9
Other income	0.3	1.8	1.4	4.1

Revenues	34.4	17.6	70.5	65.9
Affiliate earnings	27.4	18.4	61.0	45.7

	61.8	36.0	131.5	111.6

Ownership Costs
Depreciation	3.7	1.8	9.3	4.9
Interest expense, net	3.9	4.0	11.8	12.9
Operating lease expense	0.5	0.9	2.1	2.9

	8.1	6.7	23.2	20.7

Operating Costs
Maintenance expense	0.3	—	0.3	—
Asset impairment charges	0.8	—	2.3	2.9
Other operating expenses	5.2	1.3	7.3	2.2

	6.3	1.3	9.9	5.1

Segment profit	$47.4	$28.0	$98.4	$85.8

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	September 30
	2007	2006
Net book value of owned assets (a)	$496.3	$489.2
Net book value equivalent of managed portfolio	444.8	474.4

(a)	Includes off balance sheet assets

Comparison of the First Nine Months of 2007 to the First Nine Months of 2006
Segment Profit
     Specialty’s segment profit for the first nine months of 2007 was $12.6 million higher than the prior year primarily due to current year growth in affiliate earnings.
Gross Income
     Gross income for 2007 was $19.9 million higher than the prior year. Lease income of $37.4 million was $7.4 million higher than the prior year, primarily due to income from investments in operating lease assets made in 2006 and 2007. Asset remarketing income of $27.6 million was $1.8 million higher than the prior year. Current year remarketing gains were resulted primarily from an $18.3 million gain from the customer buyout of marine operating lease assets while gains in the prior year resulted primarily from the receipt of a $14.0 million residual sharing fee from the managed portfolio. Fee income decreased $2.1 million, primarily due to lower managed assets resulting from prior year sales in the portfolio. Share of affiliate earnings increased $15.3 million from the prior year, primarily due to higher operating income from marine and aircraft engine leasing joint ventures. Affiliate asset remarketing gains in 2007 of $15.1 million compared to gains of $10.9 million in 2006 also contributed to the increase.
Ownership Costs
     Ownership costs were $2.5 million higher than the prior year, primarily resulting from an increase in depreciation expense on new operating lease assets acquired in 2006 and 2007, partially offset by lower interest expense primarily related to lower average debt balances.
Operating Costs
     Other operating costs were higher primarily as a result of a $1.0 million provision for losses in the current year, compared to $2.6 million of recoveries in the prior year. Higher current year marine operating costs and the reversal in the prior year of $0.9 million of accrued barge taxes also contributed to the increase.
Comparison of Third Quarter 2007 to Third Quarter 2006
Segment Profit
     Specialty’s segment profit for the third quarter of 2007 was $19.4 million higher than the prior year, primarily due to remarketing gains from the sale of marine operating lease assets and higher marine joint venture income.
Gross Income
     Gross income for the third quarter of 2007 was $25.8 million higher than the prior year. Lease income was $2.1 million higher, primarily due to income from operating lease investments made in 2006 and 2007. Asset remarketing income was $16.0 million higher than the prior year, primarily due to the current year customer buyout of marine operating lease assets. Share of affiliate earnings increased $9.0 million, primarily due to higher marine joint venture operating income. Affiliate asset remarketing gains of $8.1 million and $7.8 million for 2007 and 2006, respectively, were significant contributors to affiliate earnings in both years.
Ownership Costs
     Ownership costs for the third quarter of 2007 were $1.4 million higher than the prior year, primarily resulting from depreciation expense on new operating lease assets acquired in 2006 and 2007.
Operating Costs
     Other operating costs for the third quarter of 2007 were $3.9 million higher than the prior year, primarily due to a $3.1 million difference in the recorded adjustment to the fair value of derivatives.

ASC
Segment Summary
     ASC’s operations have been impacted by low water levels on the Great Lakes. This has created shoaling problems for heavily loaded vessels, causing delays in the unloading of cargo and reducing vessel carrying capacity. Additionally, difficult weather conditions hindered the start of ASC’s current year sailing season. While these operating conditions have not had a significant impact on ASC, they create operational inefficiencies and negatively impact operating expenses. Despite these challenges, ASC’s fleet of 18 vessels has been fully utilized throughout 2007 and freight demand on the Great Lakes, with the exception of some softness in the limestone sector, remains high.
     In June 2006, ASC acquired six vessels from Oglebay Norton Marine Services. These vessels operated throughout the six months of the current year sailing season compared to only four months in the prior year.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Gross Income
Marine operating revenues	$76.3	$76.0	$156.7	$139.2
Lease income	1.1	1.1	3.2	3.2
Other income	0.1	—	0.1	—

	77.5	77.1	160.0	142.4
Ownership costs
Depreciation	4.2	4.0	8.3	6.6
Interest expense, net	2.4	2.6	7.5	5.5

	6.6	6.6	15.8	12.1

Operating costs
Maintenance expense	5.7	4.6	11.9	8.5
Marine operating expense	55.1	53.7	113.7	98.3
Other operating expenses	(0.1)	(0.3)	(0.3)	(0.3)

	60.7	58.0	125.3	106.5

Segment profit	$10.2	$12.5	$18.9	$23.8

Comparison of the First Nine Months of 2007 to the First Nine Months of 2006.
Segment Profit
     ASC’s segment profit for the first nine months of 2007 decreased $4.9 million compared to the prior year. The variance was primarily attributable to the recognition in 2007 of winter maintenance expense for the vessels acquired in 2006. In 2006, these costs were excluded from ASC’s operations due to timing of the acquisition.
Gross Income
     ASC’s gross income for the first nine months of 2007 increased $17.6 million from the prior year. The favorable variance was primarily due to a full period of operation for the acquired vessels. Also, freight rates across all commodities increased from the prior year period, reflecting both real rate growth and fuel cost surcharges.
Ownership Costs
     ASC’s ownership costs for the first nine months of 2007 were $3.7 million higher than the prior year. Depreciation and interest expense increased $1.7 million and $2.0 million, respectively, primarily reflecting a full nine months of expense recognition for the acquired vessels compared to four months in the prior year.

Operating Costs
     ASC’s operating costs for the first nine months of 2007 increased $18.8 million from the prior year. The variance was primarily due to a full period of operating costs for the acquired vessels compared to only four months in the prior year. Higher fuel costs and contractual wage and benefit increases also contributed to the variance. Maintenance expense increased primarily as a result of the recognition of winter maintenance costs in 2007, for the vessels acquired in June 2006. In 2006, these costs were excluded from ASC’s operations due to the timing of the acquisition.
Comparison of Third Quarter 2007 to Third Quarter 2006
Segment Profit
     ASC’s segment profit for the third quarter of 2007 decreased $2.3 million compared to the prior year period. The unfavorable variance was primarily attributable to the recognition of winter maintenance costs in 2007, for the six vessels acquired in June 2006. In 2006, these costs were excluded from ASC’s operations due to the timing of the acquisition. Lower shipments of western coal and gypsum also contributed to the decrease.
Gross Income
     ASC’s gross income increased $0.4 million from the prior year. The increase was primarily due to increases in freight rates and fuel cost surcharges, partially offset by decreased revenue resulting from lower shipments of western coal and gypsum.
Operating Costs
     ASC’s operating costs increased $2.7 million from the prior year. The increase was primarily due to higher fuel costs, increases in vessel labor costs resulting from contractual wage and benefit increases and the recognition in 2007 of winter maintenance costs associated with the vessels acquired in June 2006.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Selling, general and administrative expenses	$42.2	$36.2	$119.4	$108.3
Unallocated interest expense, net	(2.1)	2.1	(10.5)	5.2
Other, including eliminations	(0.2)	(0.1)	(0.7)	(0.6)
Income taxes	22.3	22.1	68.5	58.4
SG&A, Unallocated Interest and Other
     For the first nine months of 2007, SG&A increased $11.1 million, primarily due to higher compensation expense, including severance costs related to corporate staff reductions following the sale of Air, and, in the prior year, the combination of favorable adjustments of certain accruals and the receipt of benefit claims refunds.

     Unallocated interest expense is the balance (excess or shortfall) of external interest expense remaining after allocation to the reporting segments (including discontinued operations). The unallocated amount is a function of the difference between GATX’s average actual debt balances and the average amount of debt allocated to the reporting segments based on assigned leverage targets. In 2006, GATX consolidated leverage exceeded that of the combined segments, whereas, following the sale of Air and throughout 2007, consolidated leverage has been materially lower than that of the combined segments. As a result, unallocated interest expense was a credit in 2007, compared to an expense in 2006.
Income Taxes
     GATX’s effective tax rate for continuing operations was 32% for the nine months ended September 30, 2007, compared to 32% for the nine months ended September 30, 2006. Both years benefited from favorable deferred tax adjustments resulting from enacted reductions in statutory tax rates in foreign jurisdictions. In 2007, a reduction in the German statutory rate resulted in a $9.4 million benefit and in 2006, a reduction in the Canadian statutory rate resulted in a $5.9 million benefit. Excluding the deferred tax benefits, GATX’s effective tax rate was 37% in 2007 and 36% in 2006.
     On January 1, 2007, GATX adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded a decrease in the liability for unrecognized tax benefits and a corresponding increase of $11.0 million to the 2007 opening balance of retained earnings. See Note 9 to the consolidated financial statements for additional information.
Discontinued Operations
     Discontinued operations consist of the Company’s former Air and Technology segments. On January 17, 2007, GATX completed the sale of its Air joint ventures for gross proceeds of $227.1 million. During the third quarter of 2007, GATX reversed $20.9 million of accrued income taxes resulting from the finalization of the tax effects of the Air sale and an enacted change in federal income tax regulations.
     The following table summarizes certain operating data for Discontinued Operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$0.1	$37.3	$0.6	$109.7
Loss before taxes	(0.2)	(28.6)	(5.5)	(15.6)

Income (loss) from operations, net of taxes	0.8	21.5	(0.2)	22.9
Gain (loss) on disposal of segment, net of taxes	20.9	(75.7)	18.7	(69.1)

Net income (loss) from discontinued operations	$21.7	$(54.2)	$18.5	$(46.2)

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
     Net cash provided by operating activities of continuing operations for the first nine months of 2007 was $211.7 million, an increase of $23.7 million from the prior year, primarily due to higher lease income and higher joint venture distributions, partially offset by higher foreign income tax payments.
     Portfolio investments and capital additions for the first nine months of 2007 totaled $424.5 million, a decrease of $90.1 million from 2006 period, primarily attributable to ASC’s acquisition in 2006 of six marine vessels from Oglebay Norton Marine Services for $126.3 million. Rail investments of $318.7 million were comparable to the prior year, while Specialty investments of $102.2 million increased $36.9 million.
     Portfolio proceeds of $228.1 million for the first nine months of 2007 increased $124.5 million from the prior year, primarily due to increased proceeds received from asset remarketing and the maturity of investment securities in 2007.
     Repayments of debt of $193.9 million for the first nine months of 2007 were primarily attributable to the principal repaid for convertible notes. Also in the first nine months of 2007, GATX fully executed its stock repurchase program, reacquiring 6.3 million shares of its common stock for $300.2 million.
     Net cash provided by discontinued operations of $196.0 million in 2007 consisted primarily of proceeds received upon completion of the Air sale, partially offset by the payment of income taxes.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     In the second quarter of 2007, GATX’s senior unsecured revolving bank facility was amended and restated to extend the maturity from June of 2010 to May of 2012, increase the facility amount to $550 million and eliminate the net worth covenant. At September 30, 2007, availability under the credit facility was $429.3 million, with $106.2 million of commercial paper outstanding and $14.5 million of letters of credit issued, both backed by the facility. The revolving credit facility contains various restrictive covenants, which apply to GATX, including an asset coverage test and a minimum fixed charge coverage ratio. The indentures for GATX’s public debt, as well as agreements covering bank and other financings also contain various restrictive covenants and certain negative pledge provisions. GATX does not anticipate any covenant violation in the credit facility, indentures, bank or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At September 30, 2007, GATX was in compliance with all covenants and conditions of the credit facility and of the indentures.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2007, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     At September 30, 2007, GATX’s unconditional purchase obligations of $387.4 million were primarily for railcars to be acquired and were comprised as follows (in millions):

	Payments Due by Period
		Remainder
	Total	of 2007	2008	2009	2010	2011	Thereafter
Rail	$349.4	$115.3	$145.4	$88.7	$—	$—	$—
Specialty	38.0	38.0	—	—	—	—	—

	$387.4	$153.3	$145.4	$88.7	$—	$—	$—

Critical Accounting Policies
     Since December 31, 2006, there have not been any changes to GATX’s critical accounting policies discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of the Company’s Current Report.
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 defines criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. Under FIN 48, we must presume uncertain income tax positions will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements. As discussed in the Company’s Annual Report, accruals for tax contingencies require management to make estimates and assessments with respect to the ultimate outcome of tax audit issues. These judgments affect the amounts recorded in our financial statements. Prior to the adoption of FIN 48, we recorded liabilities for income tax contingencies when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated.
     Liabilities for income tax contingencies are reviewed periodically and are adjusted as events occur that affect our estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations (including interest and/or penalties), the identification of new income tax contingencies, the release of administrative tax guidance affecting our estimates of income tax liabilities or the rendering of relevant court decisions.
     To the extent we prevail in matters for which income tax contingency liabilities have been established or we are required to pay amounts in excess of our income tax contingency liabilities, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable income tax settlement could also require the use of our cash.
     See Note 9 to the Consolidated Financial Statements for additional information regarding the adoption of FIN 48.
Non-GAAP Financial Information
     This report includes references to off balance sheet assets or off balance sheet debt, which are computed using non-GAAP components as defined by the SEC. Off balance sheet assets refer to assets leased in under operating leases, which are not recorded on the balance sheet. Off balance sheet debt refers to the estimated underlying obligation associated with the leased-in assets. GATX estimates the asset and obligation amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease. Off balance sheet assets and the related debt are used in the calculation of leverage for each segment, which affects the amount of interest expense that is allocated to the segments. This calculation is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, calculations used by other companies.
     Reconciliation of non-GAAP financial information (in millions):

	September 30
	2007	2006
Consolidated On Balance Sheet Assets	$4,500.9	$5,738.5
Off Balance Sheet Assets	1,233.0	1,347.5

Total On and Off Balance Sheet Assets	$5,733.9	$7,086.0

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

Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.) Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 5 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
     Since December 31, 2006, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors, reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following is a summary of stock repurchases for the quarter ended September 30, 2007. On January 17, 2007, GATX’s Board of Directors authorized a $300 million share repurchase program, which was completed in August 2007. The Company’s share repurchase program authorized both open market and private repurchase transactions.

	Issuer Purchases of Equity Securities
				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
			Total Number of Shares	Shares that May Yet
	(a)	(b)	Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	the Plans or
Total	Shares Purchased	Paid per Share(1)	Plans or Programs	Programs (1)
July 1 – 31, 2007	646,853	$49.07	646,853	$76.4 million
August 1-31, 2007	1,701,470	$44.89	1,701,470	$0.0 million

Totals	2,348,323	$46.04	2,348,323

(1)	Does not include commissions paid to repurchase shares.
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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: November 1, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).