Form 10-K
period 2007-12-31
GATX CORP
filed 2008-02-29
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.4 billion as of June 30, 2007.

As of January 31, 2008, 47.9 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 14, 2008	PART III

GATX CORPORATION

2007 FORM 10-K

Item 1.	Business

GENERAL

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

At December 31, 2007, GATX had balance sheet assets of $4.7 billion, comprised largely of railcars, marine vessels and joint venture investments. GATX also utilized approximately $1.2 billion of assets, primarily railcars, which were leased-in under operating leases and therefore were not recorded on the balance sheet.

In 2006, GATX entered into an agreement to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of wholly owned aircraft closed on November 30, 2006, and the sale of partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the complete sale and disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

See discussion in Note 24 to the consolidated financial statements for additional details regarding foreign operations and see Note 25 to the consolidated financial statements for details regarding each segment’s operating results.

BUSINESS SEGMENTS

Rail

Rail is principally engaged in leasing tank and freight railcars and locomotives in North America and Europe. At December 31, 2007, Rail had total assets of $5.0 billion, including $1.2 billion of off balance sheet assets. Rail’s railcar leasing customers are comprised primarily of shippers of chemical, petroleum and food products as well as railroads. Rail’s locomotive leasing customers are primarily Class I, regional and short-line railroads and industrial users. Worldwide, Rail provides more than 130 railcar types used to ship over 600 different commodities.

As of December 31, 2007, Rail’s worldwide fleet, comprised of wholly owned and leased-in railcars, totaled approximately 132,000 railcars. These cars have depreciable lives of 30 to 38 years and an average age of approximately 16 years in North America and 24 years in Europe. Rail also had an ownership interest in approximately 28,300 railcars worldwide through investments in affiliated companies, including 5,700 railcars in North America and 22,500 railcars in Europe. Affiliate fleets consist primarily of freight and intermodal railcars.

In addition, Rail manages approximately 4,500 railcars for third party owners. The following table sets forth Rail’s fleet data as of December 31, 2007:

	Tank	Freight		Affiliate
	Railcars	Railcars	Total Fleet	Railcars	Total Railcars	Locomotives

North America	61,695	50,750	112,445	5,739	118,184	615
Europe	19,209	226	19,435	22,523	41,958	—

	80,904	50,976	131,880	28,262	160,142	615

In North America, Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Union Tank Car Company, American Railcar Industries, Inc., FreightCar America, National Steel Car Ltd. and The Greenbrier Companies. In 2002, Rail entered into agreements with Trinity Industries and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured railcars, respectively, the deliveries of which were essentially complete at December 31, 2007. During 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. to acquire up to 4,000 newly manufactured railcars to be delivered through 2011. In December 2007, Rail agreed to purchase up to 3,000 new railcars from Trinity Industries to be delivered through 2011. In Europe, Rail acquires new railcars primarily from the IRS Group. Rail Europe also assembles a few hundred pressure tank cars each year at its Ostroda, Poland service center.

	North American Commited Purchase Agreements
	2008	2009	2010	2011	Total

Contractual railcar commitments	1,750	2,000	250	—	4,000
Optional railcar orders	—	—	1,750	1,250	3,000

	1,750	2,000	2,000	1,250	7,000

North America

At the end of 2007, there were approximately 1.4 million freight cars and 309,000 tank cars operating in North America. Rail’s freight car fleet comprised approximately 4% of all North American freight cars and Rail’s tank car fleet comprised approximately 20% of all North American tank cars. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation and various other lessors. Rail competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail leases new railcars for terms that generally range from five to ten years. Renewals on existing leases are typically for periods ranging from five to seven years. The weighted average remaining lease term of the North American fleet was 4.5 years as of December 31, 2007. Rail primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes. Rail had approximately 1,000 customers in 2007, with no single customer accounting for more than 4% of Rail’s lease income.

Rail operates an extensive network of service facilities across North America that performs significant repair, maintenance and regulatory compliance work on the fleet. This maintenance organization is dedicated to providing customers with timely, efficient and high quality repair services. Maintenance services include interior cleaning of railcars, general repairs to car body and safety appliances, regulatory compliance work, truck repairs, including replacement of worn parts, servicing and replacing wheels, side frames and bolsters, valve maintenance repair, exterior blast and paint, and car stenciling. In addition, to the extent possible, regulatory compliance work is conducted while cars are in the service centers for customer directed repairs, thereby minimizing the number of required service events. The Rail maintenance network consists of:

•	Eight major service centers in North America. These full service facilities repair approximately 8,000 cars annually and can complete virtually any repair or modification project.

•	Six customer dedicated sites operating solely within specific customer plants. Services offered at these sites are typically tailored to the needs of the customers’ fleet.

•	Seven “Fast Track” service centers, all operating in the United States. Fast Track service centers are smaller in size and scale than major service centers, primarily focusing on routine cleaning, repair and regulatory compliance services.

•	Nineteen mobile repair units operating from various locations in North America. These repair trucks are able to travel to many field locations and provide specific repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

Rail’s repair network is supplemented by a number of approved third party service centers that adhere to GATX’s quality standards. In certain cases, third-party repair services are utilized via fixed-capacity contracts under which GATX has secured repair capacity in advance through term contracts. In 2007, these third party service centers accounted for approximately 41% of all North American service center maintenance costs (excluding the cost of repairs performed by railroads). Including both GATX owned and third party service centers, approximately 65,000 cars (which may include multiple independent service events for the same car) were serviced in 2007.

Rail’s North American operation also includes its locomotive leasing business, which consists of the purchasing, refurbishing and leasing of four- and six-axle locomotives. As of December 31, 2007, the fleet consisted of 615 units, 82% of which are four-axle and 18% are six-axle. Additionally, Rail manages 96 locomotives for an affiliate. Prior to 2007, Rail’s locomotive fleet consisted primarily of four-axle, medium horsepower locomotives. Four-axle locomotives have not been manufactured in any material quantity since the mid-1980’s but continue to be in demand by railroads and shippers. As a result, with periodic refurbishment, the four-axle fleet is expected to continue to be marketable and yield attractive returns. In 2007, Rail acquired 99 six-axle SD60 locomotives, expanding the locomotive operating lease business to include modern, high-horsepower locomotives. Rail will continue to look for opportunities to expand its presence in the six-axle market. Locomotive lease terms vary from month-to-month to 15 years, with a weighted average lease term of six years. The locomotives in Rail’s current portfolio have remaining depreciable lives ranging from 12 to 20 years. Major competitors in the North American locomotive leasing market are Helm Financial Corporation and National Railway Equipment Corporation. Competitive factors in the market include equipment condition, availability, customer service and pricing.

Europe

In Europe, Rail’s operations consist of its wholly owned subsidiaries in Germany, Austria and Poland. Rail operates in the home countries of each of its subsidiaries and leases railcars to customers in those countries as well as most other countries in Western, Central and Eastern Europe that utilize standard gauge rail. Rail’s customer base includes petroleum refining and marketing companies, chemical manufacturing companies, and transportation, forwarding and railway companies. The railcar fleet in Europe generally has lease terms ranging from one to five years, with a weighted remaining lease term of two years as of December 31, 2007. Rail also operates two repair facilities in Europe that perform significant repairs and regulatory compliance for owned railcars. The owned service centers are supplemented by a number of third party contract repair facilities, which in 2007 accounted for approximately 49% of fleet repair costs. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail’s primary competitors in Europe are VTG Aktiengesellschaft, Ermewa, TransWaggon, and CTL Logistics Group.

Rail Affiliates

Rail has two notable investments in affiliated companies: a 50% interest in Southern Capital Corporation (“SCC”) and a 37.5% interest in AAE Cargo AG (“AAE”).

SCC is a joint venture with the Kansas City Southern Railroad (“KCSR”). The SCC joint venture was formed in 1996 and controls a mix of 4,198 freight cars and 96 locomotives, all of which are on lease to KCSR.

AAE is a Switzerland-based railcar lessor that as of December 31, 2007, owns approximately 22,500 freight cars with an average age of 9 years, comprised of 12,497 intermodal cars (55.5%), 4,834 covered cars (21.5%) and 5,192 other freight type cars (23.0%). AAE’s customer base consists of various railways throughout Europe as well as private operators. Utilization of AAE’s fleet has historically been very high and stood at 99.9% as of December 31, 2007.

Specialty

Specialty is primarily focused on providing leasing and related remarketing and asset management services in the marine and industrial equipment markets. The Specialty portfolio consists primarily of operating and direct finance lease assets; joint venture investments; loans; and interests in residual values involving a variety of underlying asset types, including marine, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and periodic remarketing income primarily related to the sale of assets. At December 31, 2007, the net book value of the investments in the Specialty portfolio, including off balance sheet assets, was $521.4 million, of which approximately 47% were marine assets and 24% were industrial equipment assets.

Specialty also provides equipment residual value guarantees, which enable it to share in any asset value in excess of the guaranteed amount. As of December 31, 2007, Specialty was party to 58 such residual value guarantees that expire between 2008 and 2012. Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has traditionally had a high level of expertise, such as Rail and Air. Specialty generates fee income through portfolio administration and remarketing of these managed assets. As of December 31, 2007, the approximate net book value equivalent of Specialty’s managed portfolio was $378.1 million.

The following table sets forth information on Specialty’s owned and managed portfolio assets as of December 31 (in millions):

	On Balance	Off Balance		Managed
	Sheet	Sheet	Total	Assets

2007	$515.6	$5.8	$521.4	$378.1
2006	491.9	8.0	499.9	470.4
2005	455.5	11.7	467.2	555.8

The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty’s ability to compete are GATX’s relationships, equipment expertise, relative cost of funds, and the availability of other financing alternatives for our potential customers.

Specialty Affiliates

Specialty’s investments in affiliated companies primarily consist of an aircraft engine leasing joint venture and five marine joint ventures.

Rolls-Royce and Partners Finance Limited (“RRPF”) is a 50% owned joint venture with Rolls-Royce PLC, a leading manufacturer of commercial aircraft jet engines. RRPF provides short, medium and long-term spare engine leases and owns one of the largest spare engine portfolios in the industry, comprised of more than 290 aircraft engines of Rolls-Royce and International Aero Engine types. RRPF brings high levels of technical, financial and leasing expertise to the market. Through RRPF, Rolls-Royce was one of the first Original Equipment Manufacturers to provide dedicated, long-term, spare engine leasing options.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50% owned marine joint venture with IMC Holdings, a subsidiary of the IMC Pan Asia Alliance Group (“IMC”). IMC is a 50 year old Singapore-based owner-operator of over 80 vessels, including chemical tankers, dry bulk carriers, multipurpose cargo and offshore oil and gas carriers. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC’s other vessels in support of the movement of organic and inorganic chemicals, along with vegetable and other oils, and biofuels from the Middle East Gulf to Asia, the U.S. and Europe.

Somargas Limited and Singco are each 50% owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 90 year old Norwegian Company primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil. Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 — 10,000 cubic meters (“cbm”) carrying capacity) and Singco is building four liquid petroleum gas/ethylene/liquefied natural gas vessels (each with 10,000 cbm carrying capacity). The Somargas vessels operate in a 44 vessel pooling arrangement controlled by Skaugen, primarily transporting ethylene between the Middle East Gulf and Asia.

Clipper Third Limited and Clipper Fourth Limited, respectively, are 50% and 45% owned joint ventures with Clipper Group Invest Ltd. (the “Clipper Group”). The Clipper Group is a leading international shipping consortium with over 35 years of experience in the shipping business. The Clipper Group controls a modern fleet of over 250 vessels, approximately 100 of which are wholly owned. Their fleet consists of handysize, handy max and panamax dry bulk carriers (15,000 — 80,000 dwt carrying capacity), multipurpose tonnage vessels (4,000 — 17,500 dwt carrying capacity), and chemical tankers (1,500 — 20,000 dwt carrying capacity), and are capable of handling a variety of cargo types. Clipper Third owns four handysize vessels (each with 27,000 dwt carrying capacity) that support the worldwide movement of dry bulk products such as grain, cement, coal and steel. Clipper Fourth owns 14 handysize chemical parcel tankers (each with 10,000-15,000 dwt carrying capacity). These 18 vessels operate under a pooling arrangement with the Clipper Group’s fleet in support of the worldwide movement of dry bulk commodities and organic, inorganic and specialty chemicals with a concentration in the Atlantic and Mediterranean trades.

ASC

ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities. ASC’s sailing season generally runs from April 1 through December 31; however, weather conditions permitting, certain vessels may operate through mid-January of the following year.

At December 31, 2007, ASC operated a fleet of 18 vessels and had total assets of $292.0 million. Fifteen of ASC’s vessels are diesel powered vessels constructed in the 1970’s and early 1980’s, having an average age of 31 years and an estimated useful life of 50 years. These vessels range in size from approximately 635 feet to 1,000 feet long and can carry from 23,800 to 80,900 gross tons per trip. The three remaining vessels are steam powered vessels built in the 1940’s and 1950’s and have an estimated remaining useful life of ten years. The steamer vessels range in size from 690 to 767 feet and can carry from 22,300 to 26,300 gross tons per trip. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper care and maintenance, may achieve extended use well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. ASC’s customers are primarily consumers of iron ore, western and eastern coal, metallurgical limestone and limestone aggregates. ASC served over 35 customers in 2007 with the top five customers comprising 68% of ASC’s total revenue.

ASC operates pursuant to contractual commitments with customers to carry a stipulated range of freight volume each year. Committed volume is supplemented with spot opportunities. In 2007, ASC carried 37.3 million net tons of cargo including both contracted volume and spot business. ASC’s customer portfolio has remained relatively stable over the past three years and includes a mix of companies in the steel production, power generation and construction industries. Seventeen of the vessels in ASC’s fleet are used to service these contracts and spot business. ASC’s remaining vessel operates under a long-term time charter agreement that is scheduled to expire in 2015.

In 2007, for the markets that ASC serves, there were approximately 99 million net tons of freight volume carried by United States-Flag vessels on the Great Lakes. This freight volume was distributed among approximately 50 vessels, of which ASC’s fleet carried approximately 38%. ASC’s primary competitors on the domestic Great Lakes are Grand River Navigation, Great Lakes Fleet, Inc., Interlake Steamship Company, K & K Integrated Logistics, VanEnkevort Tug and Barge, Upper Lakes Towing, and Wisconsin & Michigan Steamship Company. ASC principally competes on the basis of price, customer relationships and service capabilities.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

Patents, trademarks, licenses and research and development activities are not material to GATX’s businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

Seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. Segment concentrations, if material, are described above.

EMPLOYEES

As of December 31, 2007, GATX employed approximately 2,094 persons, of whom 51% were covered by union contracts.

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

Some of GATX’s current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal and state statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2007, environmental costs were not material to GATX’s results of operations, financial position or liquidity. For further discussion, see Note 18 to the consolidated financial statements.

AVAILABLE INFORMATION

GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Officers and the Code of Business Conduct and Ethics any waivers thereof. The information on GATX’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors

GATX is subject to a number of risks which investors should consider.

Competition could result in decreased profitability.

GATX operates in a highly competitive business environment. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX’s asset utilization or GATX’s ability to lease assets or make loans on a profitable basis.

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

Inflation in lease rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GATX’s financial results. Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors.

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

The fair market value of GATX’s long-lived assets may differ from the value of those assets reflected in its financial statements.

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

GATX is dependent, in part, upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, GATX’s financial performance and GATX’s credit ratings and outlook as determined primarily by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). If GATX is unable to secure financing on acceptable terms, GATX’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

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

GATX’s operations are subject to extensive federal, foreign, state and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of GATX’s properties, including those previously owned or leased, have been used for industrial purposes whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties as well as properties currently owned and used by the Company. Environmental liabilities are routinely assessed, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for environmental and remediation costs to be materially different from the costs GATX has estimated.

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

High energy prices could have a negative effect on the demand for GATX’s products and services.

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

GATX’s rail and marine operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GATX’s operations are also subject to the jurisdiction of regulatory agencies of foreign countries. New domestic or foreign regulatory rulings may negatively impact GATX’s financial results through higher costs or reduced economic value of its assets.

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

GATX is subject to the inherent risks of its joint venture investments.

GATX’s investments include noncontrolling interests in a number of joint ventures managed and operated by third parties. These entities are subject to many of the same risk factors outlined herein. GATX is indirectly exposed to these risks through its ownership interest in these entities and adverse developments at the entity level could potentially have a negative impact on GATX’s results of operations. Additionally, in those instances where the joint venture is managed and operated by third parties, including affiliates of partners, the Company may not have control over all operational decisions which may result in actions taken at the entity level that could potentially have an adverse economic impact on GATX.

Unfavorable conditions on the Great Lakes could disrupt normal business operations, which could result in increased costs and decreases in revenues.

The success of GATX’s ASC business segment is dependent upon its ability to operate efficiently on the Great Lakes. Severe weather conditions and unanticipated ice formation could cause significant business interruptions. Additionally, low water levels may restrict the volume that may be transported in ASC’s vessels on a per trip basis. As a result, these conditions could negatively impact results of operations due to increased operating costs or decreased revenues.

Many of GATX’s employees are represented by unions, and the failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher labor costs.

A significant portion of GATX’s employees are union-represented and work under collective bargaining agreements with various labor organizations that cover a range of worker matters, including wages, health and welfare benefits, work rules and other issues. Historically, the Company and the unions have been successful in negotiating acceptable agreements without the incidence of any extended work stoppages. However, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, business disruptions and increased operating costs as a result of higher wages or benefits paid to union workers, any of which could have an adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

United States and world economic and political conditions, including acts or threats of terrorism or war, could adversely affect GATX.

National and international political developments, instability and uncertainties, including political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX. The effects may include: legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction or operation of railcars and marine vessels, a decrease in demand for rail and marine services, lower utilization of new and existing rail and marine equipment, lower rail lease and marine charter rates; impairments of rail and marine assets or capital market disruption, which may raise GATX’s financing costs or limit its access to capital, and liability or losses resulting from acts of terrorism involving GATX’s assets. Depending upon the severity, scope and duration of these effects, the impact on GATX’s financial position, results of operations and cash flows could be material.

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

At December 31, 2007, locations of operations were as follows:

GATX Headquarters
Chicago, Illinois

Rail

Business Offices
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Sterling, Illinois
Paducah, Kentucky
Bozeman, Montana
Marlton, New Jersey
Holicong, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Warsaw, Poland

Major Service Centers
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Coteau-du-Lac, Quebec
Montreal, Quebec
Moose Jaw, Saskatchewan
Hanover, Germany
Ostroda, Poland

Customer Site Locations
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Yazoo City, Missouri
Gdansk, Poland
Plock, Poland

Fast Track Service Centers
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Shreveport, Louisiana
Kansas City, Missouri
La Porte, Texas
Plantersville, Texas

Mobile Service Units
Mobile, Alabama
Colton, California
Tampa, Florida
Gray, Georgia
East Chicago, Indiana
Sioux City, Iowa
Donaldsonville, Louisiana
Lake Charles, Louisiana
Albany, New York
Masury, Ohio
Cleveland, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Red Deer, Alberta
Clarkson, Ontario
Sarnia, Ontario
Moose Jaw, Saskatchewan
Montreal, Quebec

Specialty

Business Offices
San Francisco, California
American Steamship Company

Business Offices
Williamsville, New York
Toledo, Ohio

Item 3.	Legal Proceedings.

Information concerning litigation and other contingencies is described under “Legal Proceedings and Other Contingencies” in Note 18 to the consolidated financial statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

		Position
		Held
Name	Offices Held	Since	Age

Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	48
Robert C. Lyons	Senior Vice President and Chief Financial Officer	2007	44
James F. Earl	Executive Vice President and Chief Operating Officer	2006	51
Deborah A. Golden	Senior Vice President, General Counsel and Secretary	2007	53
Gail L. Duddy	Senior Vice President, Human Resources	2004	55
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	48
William J. Hasek	Senior Vice President and Treasurer	2007	51
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	38
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	53
Clifford J. Porzenheim	Senior Vice President, Strategic Growth	2007	44

•	Mr. Kenney has served as Chairman and Chief Executive Officer of GATX since 2005. Previously, Mr. Kenney served as President of GATX from 2004 to 2005, Senior Vice President and Chief Financial Officer of GATX from 2002 to 2004, Vice President and Chief Financial Officer of GATX from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•	Mr. Lyons has served as Senior Vice President and Chief Financial Officer of GATX since 2007. Previously, Mr. Lyons served as Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations of GATX from 2002 to 2004, Director of Investor Relations of GATX from 1998 to 2002, and Project Manager, Corporate Finance from 1996 to 1998.

•	Mr. Earl has served as Executive Vice President and Chief Operating Officer since 2006. Previously, Mr. Earl served as Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•	Ms. Golden has served as Senior Vice President, General Counsel and Secretary since 2007. Ms. Golden joined GATX in 2006 as Vice President General Council and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel of Midwest Generation, LLC from 2004 to 2005, Assistant General Counsel to the Governor of the State of Illinois from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc from 1997 to 2001.

•	Ms. Duddy has served as Senior Vice President, Human Resources of GATX since 2004. Previously, Ms. Duddy served as Vice President, Human Resources from 1999 to 2004, Vice President, Compensation and Benefits and Corporate Human Resources from 1997 to 1999, Director of Compensation and Benefits from 1995 to 1997, and Director of Compensation from 1992 to 1995. Ms. Duddy plans to retire in the spring of 2008.

•	Mr. Muckian has served as Senior Vice President, Controller and Chief Accounting Officer of GATX since 2007. Previously, Mr. Muckian served as Vice President, Controller and Chief Accounting Officer from 2002 to 2007, Controller and Chief Accounting Officer of GATX from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•	Mr. Hasek has served as Senior Vice President and Treasurer of GATX since 2007. Previously, Mr. Hasek served as Vice President and Treasurer from 2002 to 2007, Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

•	In 2008, Mr. Brooks joined GATX and was elected Senior Vice President and Chief Information Officer. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy, a business systems consultant with Accenture and with Oracle Corporation for five years and as a consultant with The Barrington Consulting Group in Washington, DC for five years.

•	Mr. Glenn has served as Senior Vice President, Portfolio Management since 2007. Previously, Mr. Glenn served as Vice President, Portfolio Management from 2006 to 2007 and as a GATX Corporation Vice President since 2004 and Executive Vice President of Specialty since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and in a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

•	Mr. Porzenheim has served as Senior Vice President, Strategic Growth since 2007. Previously, Mr. Porzenheim served as Vice President, Strategic Growth from 2006 to 2007, Senior Vice President, Rail Fleet Management and Marketing from 2002 to 2006, Vice President of Corporate Strategy from 1999 to 2002 and Director of Corporate Development from 1996 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common stock holders of record as of January 31, 2008 was 2,898. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

					2007	2006
	2007	2007	2006	2006	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared

First quarter	$49.72	$42.28	$41.56	$36.25	$0.24	$0.21
Second quarter	52.53	47.43	48.58	38.63	0.24	0.21
Third quarter	50.78	40.43	43.24	35.69	0.24	0.21
Fourth quarter	47.65	34.59	47.12	40.50	0.24	0.21

For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Note 21 to the consolidated financial statements and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. For information regarding restricted net assets, see Note 13 to the consolidated financial statements.

GATX Common Stock Performance Graph

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

The GATX Common Stock Performance Graph sets forth a comparison of the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies within the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and the Russell 1000 Financial Services Index (“Russell 1000”). The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the Mid-Cap 400 and the Russell 1000, both of which are comprised of companies with market capitalizations similar to GATX. The performance graph assumes $100.00 was invested in GATX Common Stock and each of the indices on December 31, 2002, and all dividends were reinvested.

Item 6.	Selected Financial Data

	Year Ended or at December 31
	2007	2006	2005	2004	2003
	In millions, except per share data

Results of Operations
Gross income	$1,346.0	$1,229.1	$1,103.1	$1,100.7	$967.9
Income from continuing operations	185.8	151.4	106.0	155.7	69.4
Per Share Data
Basic:
Income from continuing operations	$3.73	$2.97	$2.12	$3.15	$1.41
Income (loss) from discontinued operations	0.36	(0.76)	(2.40)	0.29	0.16

Total	$4.09	$2.21	$(0.28)	$3.44	$1.57

Average number of common shares	49.9	51.0	50.1	49.3	49.1
Diluted:
Income from continuing operations	$3.44	$2.65	$1.94	$2.80	$1.38
Income (loss) from discontinued operations	0.32	(0.63)	(1.96)	0.24	0.15

Total	$3.76	$2.02	$(0.02)	$3.04	$1.53

Average number of common shares and common share equivalents	55.4	62.1	61.0	60.1	51.2
Dividends declared per share of common stock	$0.96	$0.84	$0.80	$0.80	$1.28

Financial Condition
Assets	$4,725.6	$4,647.0	$5,247.3	$5,613.6	$6,081.7
Debt and capital lease obligations	2,359.7	2,214.7	2,872.6	3,132.1	3,493.5
Shareholders’ equity	1,149.5	1,167.7	1,026.1	1,084.3	892.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and certain other financial data that is prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see Non-GAAP Financial Measures at the end of this Item.

GATX Corporation leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

The Company’s former Air segment has been segregated and presented as discontinued operations for all periods presented, see “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2007	2006	2005
	(In millions, except per share data)

Gross Income
Rail	$950.2	$883.0	$821.9
Specialty	162.1	135.7	140.3
ASC	233.0	209.8	138.3

Total segment gross income	1,345.3	1,228.5	1,100.5
Other income	0.7	0.6	2.6

Consolidated Gross Income	1,346.0	1,229.1	1,103.1

Segment Profit
Rail	267.3	247.9	201.5
Specialty	117.5	98.9	106.1
ASC	20.7	32.0	18.4

Total Segment Profit	405.5	378.8	326.0
Less:
Selling, general and administrative expenses	158.7	146.7	141.0
Unallocated interest expense, net	(11.8)	5.6	6.0
Other income and expense, including eliminations	—	(1.0)	6.4
Income taxes	72.8	76.1	66.6

Income from continuing operations	185.8	151.4	106.0
Income (Loss) from discontinued operations, net of taxes	17.9	(38.8)	(119.9)

Consolidated Net Income (Loss)	$203.7	$112.6	$(13.9)

Basic earnings per share — income from continuing operations	$3.73	$2.97	$2.12
Diluted earnings per share — income from continuing operations	$3.44	$2.65	$1.94
Dividends declared per common share	$0.96	$0.84	$0.80

Investment Volume	$640.8	$763.1	$503.2

Income from continuing operations, excluding tax benefits	$165.7	$145.5	$106.0
Diluted earnings per share, excluding tax benefits	$3.08	$2.55	$1.94

Financial Performance Measures

The following table presents certain financial performance measures for the Company based on continuing operations for the years ended December 31.

	2007	2006	2005

Return on equity (“ROE”)	16.0%	13.8%	10.0%
Return on assets (“ROA”)	3.2%	2.8%	2.1%
ROE excluding tax benefits	14.3%	13.3%	10.0%
ROA excluding tax benefits	2.8%	2.7%	2.1%

2007 Highlights

•	Income from continuing operations was significantly impacted by deferred tax benefits of $20.1 million in 2007 and $5.9 million in 2006. Excluding the impact of these benefits from both years, income from continuing operations of $165.7 increased by $20.2 million or 14% from the prior year. The increase was primarily due to the impact of a larger active fleet, lease rate increases and higher asset remarketing income at Rail combined with increased earnings from the Specialty marine joint ventures, partially offset by a decrease in earnings at ASC primarily due to unfavorable operating conditions on the Great Lakes.

•	Total investment volume was $640.8 million in 2007, compared to $763.1 million in 2006 and $503.2 million in 2005. Investment volume in 2006 included $126.3 million for the acquisition of six vessels at ASC. Excluding this acquisition, investment volume in 2007 was comparable to 2006.

•	Increased earnings were the primary driver of the increase in GATX’s ROE in 2007. Excluding tax benefits, ROE was 14.3% in 2007, up from 13.3% in the prior year.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments; these amounts are discussed below in Other.

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are set at 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is presented on a comparable basis.

Rail

Segment Summary

In 2007, Rail focused on renewing leases at higher rates, extending lease terms on renewals in an effort to reduce future earnings volatility, maintaining a disciplined investment strategy and taking advantage of high asset prices to selectively sell targeted assets. Rail entered the year with approximately 20,000 cars in North America whose contracts were scheduled to expire. Of this amount, approximately 14,600 were renewed, representing a renewal success rate of 72.9%, with the balance largely placed with different customers (“assignments”). The average lease term on renewals of a basket of common car types was 72 months in 2007, compared to 68 months for 2006 and 51 months for 2005. During 2007, Rail invested $494.0 million, acquiring approximately 6,000 cars in North America and 1,100 cars in Europe, compared to $533.6 million invested in 2006 for over 6,900 railcars. 2007 investments included 1,680 cars acquired pursuant to Rail’s committed purchase program. This program has enabled Rail to acquire new railcars at prices more favorable than current spot market prices. Rail also strategically sold, scrapped or otherwise disposed of approximately 4,200 railcars and locomotives in 2007 compared to over 5,000 in 2006.

Notwithstanding Rail’s success in 2007, signs of softness in the North American rail market developed during the year. North American fleet utilization decreased slightly from 98.5% to 97.9% as increases in idle cars were experienced over a wide group of car types. Notably, centerbeam cars (used in construction), gondolas and open hoppers (which carry coal) and tank and covered hopper cars (serving the ethanol markets) experienced significant pressure. These developments are creating challenges in the North American market. Rail is poised to take advantage of potentially falling asset prices by adding railcars through fleet acquisitions at attractive prices, while also acquiring railcars under its committed purchase agreements.

Components of Rail’s operating results are outlined below (in millions):

	Years Ended December 31
	2007	2006	2005

Gross Income
Lease income	$839.5	$780.0	$729.4
Asset remarketing income	32.2	19.7	13.3
Fees	1.2	1.6	1.7
Other income	58.5	59.0	63.8

Revenues	931.4	860.3	808.2
Affiliate earnings	18.8	22.7	13.7

	950.2	883.0	821.9
Ownership Costs
Depreciation	165.8	146.1	132.1
Interest expense, net	114.0	98.6	77.9
Operating lease expense	153.4	163.0	176.2

	433.2	407.7	386.2
Operating costs
Maintenance expense	218.4	201.7	193.3
Asset impairment charges	—	1.1	3.0
Other operating expense	31.3	24.6	37.9

	249.7	227.4	234.2

Segment profit	$267.3	$247.9	$201.5

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2007	2006	2005

North America	$679.0	$644.7	$603.2
Europe	131.4	108.0	102.0
Locomotives	29.1	27.3	24.2

	$839.5	$780.0	$729.4

Rail’s Fleet Data

The following table summarizes fleet activity for Rail’s North American railcars as of December 31:

	2007	2006	2005

Beginning balance	110,478	108,151	106,819
Cars added	6,019	6,302	5,400
Cars scrapped or sold	(4,052)	(3,975)	(4,068)
Ending balance	112,445	110,478	108,151
Utilization rate at year end	97.9%	98.5%	98.4%

The following table summarizes fleet activity for Rail’s European railcars as of December 31:

	2007	2006	2005

Beginning balance	18,471	18,854	18,446
Cars added	1,089	607	518
Cars scrapped or sold	(125)	(990)	(110)
Ending balance	19,435	18,471	18,854
Utilization rate at year end	97.2%	95.5%	91.1%

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

Rail’s 2007 segment profit rose $19.4 million or 7.8% over 2006. The increase was primarily the result of an average of 3,000 more railcars on lease and rate increases achieved in the last two years on lease renewals and assignments, a significant increase in asset remarketing income from the strategic sales of certain railcar types and locomotives and the impact of foreign exchange rates. The increase was partially offset by increased ownership and maintenance costs.

Gross Income

Rail’s North American average active fleet grew by approximately 1,800 cars over the prior year. Additionally, lease rate increases were realized on both renewals and assignments. In North America, average lease renewal rates on a basket of common car types increased 15.5% over the average prior expiring lease rates, compared to 14.3% in 2006. The combined effects of the active fleet growth and lease rate increases contributed $31.7 million in additional lease income. In Europe, an average of over 1,200 more cars on lease and lease rate increases contributed $9.7 million in additional lease income, while strengthening European foreign exchange rates added $13.7 million in lease income. Locomotives contributed $1.8 million in additional lease income, primarily due to higher lease rates on certain overhauled locomotives. Rail expects lease income in 2008 to be higher as the full year effects of the 2007 lease rate increases and active fleet growth are realized and anticipated acquisitions of railcars and locomotives are expected to be placed on lease.

Asset remarketing income was $12.5 million higher in 2007 as Rail took advantage of the strong market and strategically sold certain targeted railcar types and locomotives. Other income was comparable to the prior year as lower third party repair revenue was offset by higher gains from scrapped railcars. As Rail’s fleet of cars under full service leases has grown, service center activities have become increasingly focused on fleet repairs and regulatory compliance for its fleet, resulting in fewer opportunities to service third party railcars. Scrapping gains increased primarily due to higher steel prices as the number of cars scrapped in each year was comparable. In 2007, 1,497 cars were scrapped, resulting in a gain of $9.1 million, compared to 1,458 cars scrapped in 2006 for a gain of $8.4 million.

The decrease in affiliate earnings primarily reflects the absence of $4.9 million of mark-to-market gains on certain derivative hedging instruments at the AAE affiliate recognized in 2006. Excluding the effect of the derivatives, earnings increased primarily due to growth in the size of the active fleet.

Ownership Costs

Ownership costs increased $25.5 million primarily due to depreciation and interest associated with fleet growth, partially offset by lower interest rates. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that were previously leased in under operating leases.

Operating Costs

Maintenance expenses increased $16.7 million, $5.6 million of which was due to the effects of foreign exchange rates. Excluding these effects, maintenance expense increased $11.1 million, comprised primarily of $4.4 million due to unanticipated repair of certain railcar types, $3.3 million due to higher material prices and increased railroad repairs, including the replacement of wheelsets, and $1.3 million primarily due to increased volume of compliance inspection and repairs. Maintenance expense is expected to be affected by higher inspection costs over the next few years as a significant number of tank cars in North America will be required to undergo scheduled compliance maintenance.

Asset impairment charges in 2006 primarily consisted of the loss on the sale of a European repair facility.

Other operating expenses increased $6.7 million, largely driven by higher freight and transportation costs related to higher assignment activity and foreign exchange remeasurement losses on U.S. dollar assets in Canada.

Comparison of Year Ended December 31, 2006, to Year Ended December 31, 2005

Segment Profit

Rail’s segment profit rose $46.4 million or 23% over 2005. The increase was primarily the result of an average of 2,800 more railcars on lease, rate increases versus expiring rates on both lease renewals and assignments of existing cars and strong affiliate earnings in Europe. This was partially offset by the costs of a larger fleet including ownership and maintenance costs.

Gross Income

Rail continued to benefit from improving conditions in its markets during 2006 and as a result, revenues increased $52.1 million, reflecting higher lease rates and an average of 2,800 more cars on lease.

In North America, Rail had an average of 2,300 more cars on lease. Additionally, strong demand contributed to high lease renewal success, increased lease rates and near full utilization of the fleet. In combination, these factors resulted in a $41.5 million increase in lease income. For the year ended December 31, 2006, the average North American renewal lease rate on a basket of common car types increased 14.3% over the expiring rate and fleet utilization for the entire year was 98.5%. Rail’s locomotive business also experienced growth during 2006 as higher lease rates and the placement of additional locomotives on lease contributed $3.1 million to the increase in lease income.

Rail’s European operations continued to improve; an average of over 500 more cars on lease and increased demand contributed to high lease renewal success and slightly higher lease rates, resulting in a $3.1 million increase in lease income. The effect of the foreign exchange rate changes on European sourced revenues also contributed $2.5 million favorably to results.

Asset remarketing income was $6.4 million higher as Rail took advantage of the strong market and sold certain railcar types. Other income decreased due to lower third-party repairs, partially offset by higher gains from scrapped railcars. As Rail’s fleet of cars under full service leases has grown, Rail’s service center activities have become increasingly focused on repairs and regulatory compliance for its fleet, resulting in fewer opportunities to service third party railcars. Scrapping gains increased due to higher scrap steel prices as 1,458 cars were scrapped in 2006, resulting in gains of $8.4 million, compared to 1,857 cars scrapped in 2005, resulting in gains of $6.4 million.

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

Ownership Costs

Ownership costs increased $21.5 million primarily due to depreciation and interest associated with fleet growth, partially offset by lower interest rates. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that had been previously leased in under operating leases and the sale and leaseback in 2005 of approximately 2,900 railcars.

Operating Costs

Maintenance expenses increased $8.4 million, reflective of the increased costs associated with maintaining a larger fleet. Additionally, higher costs for increased repairs performed by railroads, component price increases for regular maintenance and conversion work, and the effect of foreign exchange rate changes also contributed to the higher costs.

Asset impairment charges were $1.9 million lower than 2005, which included the write down of a North American repair facility that was sold in 2006 and the write down of certain locomotives in Europe. In 2006, asset impairment charges consisted primarily of the loss on the sale of a European repair facility.

Other operating expenses decreased $13.3 million, driven by lower car and foreign franchise tax expenses, lower legal costs associated with claim defenses and favorable translation gains on U.S. dollar denominated liabilities at Rail’s European operations. Additionally, 2005 included $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada.

Railcar Regulatory Issues

Railroad derailments and similar incidents have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials.

In 2007, the Tank Car Committee of the Association of American Railroads (“AAR”) finalized new performance standards for rail tank cars that transport toxic–by–inhalation hazardous materials in order to reduce the probability of a release of these materials in the event of a rail accident. Pursuant to these new rules, all cars transporting these materials must comply with the new performance standards by December 31, 2018. Car owners are required to submit plans to the AAR for complying with the new standards by December 31, 2008. GATX owns or leases approximately 3,100 tank cars (3% of its North American fleet) that carry these materials and, based upon management’s review, GATX does not expect that the new rules will have a material impact on the Company’s financial position or results of operations

In January 2007, the Federal Railroad Administration (“FRA”) announced that it had signed a Memorandum of Cooperation with industry participants in connection with the Next Generation Rail Tank Car Project, a research program intended to improve the safety of rail shipments of commodities such as toxic–by–inhalation materials and high risk gases and liquids. It is anticipated that the FRA will issue new federal design standards for tank cars that transport these materials in 2008. At this time, GATX cannot reasonably determine what effect, if any, new design standards might have in the event such standards are adopted by the FRA.

Pursuant to legislative directives, the FRA is conducting an analysis to determine the impact resistance of pressurized tank cars built with non-normalized steel prior to 1989, and will initiate a rulemaking to develop and implement an appropriate design standard for pressurized tank cars. This analysis is ongoing and, to date, no rules have been issued curtailing use of these cars. The Company owns or leases approximately 3,200 pre-1989 built pressurized tank cars in North America (3% of its North American fleet).

The Company continues to work actively with trade associations and others to participate in the legislative and regulatory process affecting the safe and secure transportation of hazardous materials by rail. At this time, the effect on GATX of the legislative mandates made on the FRA described above, the probability of adoption of other legislation or rules and their resulting impact on GATX cannot be reasonably determined.

Specialty

Segment Summary

The Specialty portfolio grew in 2007 as new investments of $141.0 million, comprised primarily of $110 million of industrial equipment assets and $18 million of marine assets, exceeded asset dispositions and depreciation, portfolio run-off and affiliate distributions. Specialty’s total asset base including off balance sheet assets, was $521.4 million at December 31, 2007 compared to $499.9 million and $467.2 million at December 31,

2006 and 2005, respectively. The estimated net book value equivalent of managed assets was $378.1 million at December 31, 2007.

Segment profit at Specialty has benefited over the last several years from substantial asset remarketing income attributable to wholly owned and affiliate investments as well as from the managed portfolios. This level of remarketing income is not expected to continue in 2008.

Components of Specialty’s operating results are outlined below (in millions):

	Years Ended December 31
	2007	2006	2005

Gross Income
Lease income	$51.5	$42.0	$31.4
Interest income on loans	3.9	3.6	7.7
Asset remarketing income	29.2	27.9	28.1
Fees	1.2	3.3	3.4
Other income	1.9	5.5	9.7

Revenues	87.7	82.3	80.3
Affiliate earnings	74.4	53.4	60.0

	162.1	135.7	140.3
Ownership costs
Depreciation	13.0	7.0	4.2
Interest expense, net	15.8	16.9	16.8
Operating lease expense	2.7	3.9	4.1

	31.5	27.8	25.1
Operating costs
Maintenance expense	0.3	0.1	0.8
Asset impairment charges	2.3	4.4	3.2
Other operating expenses	10.5	4.5	5.1

	13.1	9.0	9.1

Segment profit	$117.5	$98.9	$106.1

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

Specialty’s segment profit of $117.5 million was $18.6 million or 18.8% higher than the prior year. The increase was primarily due to higher marine affiliate earnings and the contribution from new operating lease assets acquired over the last two years, partially offset by lower fees and other income. Asset remarketing income generated from both wholly owned and affiliate owned assets, as well as the managed portfolios was comparable to 2006.

Gross Income

Revenues of $87.7 million were $5.4 million higher than the prior year. Lease income increased primarily due to investments in operating lease assets made over the past two years and higher usage rents from pooled marine vessels. Asset remarketing for both 2007 and 2006 primarily reflects gains and fees received in each period from sales of assets and can be affected by discrete events. For example, in 2007, a lessee exercised its purchase option, resulting in an $18.3 million gain and in 2006, significant residual sharing fees of $14.0 million and $8.3 million were received from remarketing events in two of the managed portfolios. The timing of asset remarketing income is dependent on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $3.6 million primarily due to lower securities gains recorded in the current year.

Affiliate earnings of $74.4 million increased $21.0 million primarily as a result of increased operating earnings from the marine joint ventures. Asset remarketing income at the affiliate level was comparable in 2007 and 2006 as approximately $20 million of remarketing income was recognized in each year. In 2007, remarketing gains were primarily realized from the partial liquidation of a mixed asset joint venture comprised of rail, air and marine assets and the sale of a vessel by a marine affiliate. In 2006, gains were primarily realized from a residual value guarantee, the sale of engines in the aircraft engine leasing affiliate and the sale of marine vessels.

Ownership Costs

Ownership costs of $31.5 million were $3.7 million higher primarily due to depreciation on new operating lease assets.

Operating Costs

Asset impairment charges in both years primarily reflect the write downs of certain cost method investments. Other operating expenses include net bad debt recoveries of $3.1 million in 2006 versus a loss provision of $1.0 million in 2007. Excluding the bad debt activity, other operating expenses increased primarily due to higher operating expenses associated with increased vessel activity and higher fuel costs and a net decrease in the fair value of derivatives.

Comparison of Year Ended December 31, 2006, to Year Ended December 31, 2005

Segment Profit

Specialty’s segment profit of $98.9 million was $7.2 million or 6.8% lower than the prior year. The decrease was primarily due to lower interest income, gains from the sale of securities and affiliate earnings, and higher ownership costs. This was partially offset by significantly higher lease income in the current year. Asset remarketing income was significant in 2006 and 2005; both years included a large residual sharing fee from one managed portfolio transaction.

Gross Income

Revenues of $82.3 million were $2.0 million higher than the prior year. Lease income increased primarily due to investments in new operating assets over the past two years and higher usage rents from marine vessels. Interest income decreased $4.1 million as a result of the repayment of certain loans in 2005. Asset remarketing for both 2006 and 2005 primarily reflects gains and fees received in each period from sales of assets. Significant residual sharing fees of $14.0 million and $12.8 million were received in 2006 and 2005, respectively, related to one transaction in the managed portfolio. The timing of asset remarketing income is dependent on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $4.2 million primarily due to a $3.7 million gain from the sale of securities recorded in the prior year.

Affiliate earnings of $53.4 million decreased $6.6 million primarily as a result of decreased operating earnings from the marine joint ventures, partially offset by increased remarketing gains, primarily in an aircraft engine leasing joint venture. The marine joint ventures continued to post strong earnings in 2006; however, not at the levels experienced in 2005.

Ownership Costs

Ownership costs of $27.8 million were $2.7 million higher primarily due to depreciation on new operating assets.

Operating Costs

Asset impairment charges in both years primarily reflect write downs of certain cost method investments. Other operating expenses include net bad debt recoveries of $3.1 million and $2.3 million in 2006 and 2005, respectively. Excluding the recoveries from both years, other operating expenses increased primarily due to higher operating expenses associated with increased vessel activity.

ASC

Segment Summary

ASC’s 2007 results reflect a full year of operation for the six vessels acquired from Oglebay Norton Marine Services in June of 2006. ASC’s operations in 2007 were hampered throughout the sailing season by difficult operating conditions on the Great Lakes. Specifically, difficult weather conditions, particularly at the beginning and end of the sailing season hindered vessel operations. Additionally, low water levels created problems for heavily loaded vessels, causing delays in the unloading of cargo and effectively reducing vessel carrying capacity. These operating conditions had a significant impact on ASC, creating operational inefficiencies and negatively impacting financial results. Rising fuel costs also negatively impacted results in 2007.

ASC’s fleet of 18 vessels was fully utilized throughout 2007 and the outlook in 2008 for freight demand on the Great Lakes remains positive, with the exception of potential softness in the limestone sector. Subsequent to year end, the hull of one of ASC’s 1,000 foot vessels, the M/V Walter J. McCarthy Jr. was breached as it attempted to lay up at dock for the winter. Repairs are expected be completed by June 30, 2008, resulting in the loss of use of this vessel for a portion of the 2008 sailing season. Neither the cost of the repair nor the temporary loss of use of the vessel are expected to have a material affect on GATX’s results of operations in 2008.

Components of ASC’s operating results are outlined below (in millions):

	Years Ended December 31
	2007	2006	2005

Gross Income
Marine operating revenues	$228.7	$205.6	$135.7
Lease income	4.2	4.2	2.4
Other income	0.1	—	0.2

	233.0	209.8	138.3
Ownership costs
Depreciation	12.6	10.2	6.5
Interest expense, net	9.9	8.1	5.1

	22.5	18.3	11.6
Operating costs
Maintenance expense	17.4	12.3	11.4
Marine operating expense	172.7	147.5	96.9
Asset impairment charges	—	—	—
Other operating expenses	(0.3)	(0.3)	—

	189.8	159.5	108.3

Segment profit	$20.7	$32.0	$18.4

ASC’S Fleet Data

The following table summarizes fleet activity for ASC’s Great Lakes fleet as of December 31:

	2007	2006	2005

Beginning balance	18	12	11
Vessels added	—	6	1
Ending balance	18	18	12

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

ASC’s segment profit decreased $11.3 million or 35.3% compared to 2006. The variance was primarily attributable to significant weather delays at the beginning and end of the 2007 sailing season, lower water levels and escalating fuel costs. Additionally, the recognition in 2007 of winter maintenance expense for the vessels acquired in 2006 also contributed to the variance. Winter maintenance costs for these vessels were capitalized in 2006 in connection with the acquisition.

Gross Income

ASC’s gross income increased $23.2 million from the prior year. The increase was primarily due to freight rate increases and higher fuel surcharges. In accordance with certain contract provisions, ASC is able to recover a portion of fuel cost increases from its customers. The fuel surcharges were offset by higher fuel costs in marine operating expenses. While ASC benefited from a full year of operations from the vessels acquired in June of 2006, total net tons carried in 2007 increased only marginally due to the aforementioned weather delays and operating conditions. Net tons carried in 2007 were 37.3 million compared to 37.2 million in 2006.

Ownership Costs

ASC’s ownership costs were $4.2 million higher than the prior year. Depreciation and interest expense increased $2.4 million and $1.8 million, respectively, primarily reflecting a full year of expense recognition for the acquired vessels compared to six months in the prior year.

Operating Costs

ASC’s operating costs increased $30.3 million from the prior year. The variance was primarily due to a full year of operating costs for the acquired vessels compared to only six months in the prior year. Higher fuel expense as well as higher labor costs resulting from a new labor agreement executed in 2006 also contributed to the increase. Fuel prices increased approximately 10%; however, a portion of the increased fuel costs were recovered through fuel surcharges. Maintenance expense increased primarily as a result of winter maintenance costs for the acquired vessels. These costs were capitalized in 2006 in connection with the acquisition.

Comparison of Year Ended December 31, 2006, to Year Ended December 31, 2005

Segment Profit

ASC’s segment profit of $32.0 million increased $13.6 million or 73.9%, primarily as a result of the operating contribution generated by the six acquired vessels, a full year of income from the time charter vessel, which commenced operation in June 2005, and freight rate increases for ASC’s existing fleet, partially offset by higher vessel operating and ownership costs.

Gross Income

ASC’s gross income of $209.8 million increased $71.5 million primarily due to the impact of the vessel acquisition, a full year of operating revenue and lease income from the time charter vessel, higher freight rates and increased fuel surcharges. The fuel surcharges were offset by higher fuel costs in marine operating expenses.

The additional capacity attributable to the six acquired vessels contributed $51.2 million of additional freight revenue. Time charter freight revenue and operating lease income increased a total of $6.4 million, reflecting a full year of operation compared to seven months of operation in 2005. Revenue generated from the balance of ASC’s fleet increased $13.9 million primarily due to freight rate increases and fuel surcharges.

Ownership Costs

ASC’s ownership costs of $18.3 million increased $6.7 million primarily due to the costs associated with the acquired vessels.

Operating Costs

ASC’s operating costs increased $51.2 million primarily due to higher marine operating costs as a result of the vessel acquisitions, a full year of operating expenses related to the time charter vessel and higher fuel costs. The six acquired vessels added $36.5 million of operating expenses. Time charter operating expenses increased a total of $5.1 million, reflecting a full year of operation, compared to seven months of operation in 2005. Fuel prices increased approximately 16%; however, a portion of the increased fuel costs were recovered through fuel surcharges. Higher vessel labor costs resulting from a new labor agreement, executed in September 2006, also contributed to the increase.

ASC Regulatory Issues

ASC’s vessels take on ballast water when not fully loaded in order to ensure proper vessel control and safe operation. The United States Coast Guard and various Great Lakes States have initiated rulemakings or otherwise have legislation pending to enact new federal regulations and laws on ballast water discharge standards. The rulemakings and pending legislation focus upon, among other issues, the use of various ballast water treatment technologies designed to prevent the introduction and spread of non-indigenous aquatic species into U.S. waters. To date, no federal or state regulations have been promulgated with respect to this issue. Further, no developed treatment systems have proven effective in eliminating the spread of this species into U.S. waters. Accordingly, ASC cannot determine the impact that any such legislation or regulations, if enacted, may have on its operations.

Other

Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2007	2006	2005

Unallocated Expenses
Selling, general and administrative expenses	$158.7	$146.7	$141.0
Unallocated interest expense, net	(11.8)	5.6	6.0
Other income and expense, including eliminations	—	(1.0)	6.4
Income taxes	72.8	76.1	66.6
Effective income tax rate	28.2%	33.4%	38.6%

SG&A, Unallocated Interest and Other

SG&A increased $12.0 million in 2007, primarily due to higher compensation expense, including severance costs related to corporate staff reductions following the sale of Air, the effect of changes in foreign exchange rates and, in the prior year, the combination of favorable adjustments of certain accruals and the receipt of benefit claims refunds. SG&A increased $5.7 million in 2006 primarily due to the effect of stock option and stock appreciation rights expensing and higher information technology spending offset by the aforementioned favorable adjustments.

Unallocated interest expense is the balance (excess or shortfall) of external interest expense remaining after allocation to the reporting segments (including discontinued operations). The unallocated amount is a function of the difference between GATX’s average actual debt balances and the average amount of debt allocated to the reporting segments based on assigned leverage targets. In 2006 and 2005, GATX consolidated leverage exceeded that of the combined segments, whereas, following the sale of Air and throughout 2007, consolidated leverage has been materially lower than that of the combined segments. As a result, unallocated interest expense was a credit in 2007, compared to an expense in 2006 and 2005.

Other items in 2005 primarily consisted of $11.9 million of debt extinguishment costs related to liability management activities, partially offset by the reversal of a $2.7 million corporate provision for losses. Eliminations were immaterial for all periods presented.

Income Taxes

GATX’s effective tax rate in both 2007 and 2006, benefited from favorable deferred tax adjustments resulting from enacted reductions in statutory tax rates in foreign jurisdictions. In 2007, reductions in the Canadian, United Kingdom and German statutory rates resulted in $20.1 million in benefits. In 2006, a reduction in the Canadian statutory rate resulted in a $5.9 million benefit. GATX’s effective tax rate in 2005 was impacted by $9.9 million of taxes related to the repatriation of foreign subsidiary earnings. To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated $94.5 million of foreign earnings. Partially offsetting the repatriation expense was a tax benefit of $6.6 million recognized in connection with costs related to the termination of a structured financing. Excluding the impacts of the items noted herein from all years, GATX’s effective tax rate was 35.9% in 2007, 36.0% in 2006 and 36.7% in 2005.

On January 1, 2007, GATX adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded a decrease in the liability for unrecognized tax benefits and a corresponding increase of $11.0 million to the 2007 opening balance of retained earnings.

See Note 15 to the consolidated financial statements for additional information on income taxes.

Discontinued Operations

In 2006, GATX agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of wholly owned aircraft closed on November 30, 2006, and the sale of partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

GATX had been in the commercial aircraft leasing business since 1968, building a valuable operating lease platform and portfolio of aircraft. GATX believes that, relative to competitors in the industry, its lower scale and higher cost of capital resulted in a competitive disadvantage and that the sale of the Air business will enable it to realize greater value for its shareholders than could have been realized from continuing to own and operate the business. Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $800 million was used to retire debt and pay transaction costs. The remaining proceeds, including $229.9 million received in 2007, were primarily used to fund new investments in rail, marine and industrial assets and to repurchase GATX common stock.

The following table summarizes certain operating data for Discontinued Operations (in millions).

	Years Ended December 31
	2007	2006	2005

Revenues	$0.6	$133.5	$133.9
Loss before taxes	(5.7)	(8.9)	(198.7)

(Loss) income from operations, net of taxes	$(0.8)	$32.1	$(0.5)
Gain (loss) on disposal of segment, net of taxes	18.7	(70.9)	(119.4)

Net income (loss) from discontinued operations	$17.9	$(38.8)	$(119.9)

In 2007, gain on disposal of segment primarily consisted of a $20.9 million reversal of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the Air sale. In 2006, loss on disposal of segment was comprised primarily of $60.3 million ($70.9 including tax effects) of losses realized on dispositions and in 2005, was comprised primarily of impairment charges of $196.4 million ($119.4 million after tax).

Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was zero, $16.4 million and $26.7 million for 2007, 2006 and 2005, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was zero, $6.1 million and $6.9 million for 2007, 2006 and 2005, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

See Note 22 to the consolidated financial statements for additional information on discontinued operations.

BALANCE SHEET DISCUSSION

Assets

Assets of continuing operations were $4.7 billion at December 31, 2007, compared to $4.4 billion at December 31, 2006. Increases in operating assets were partially offset by decreases in cash, receivables and other assets.

In addition to assets recorded on its balance sheet, GATX utilizes approximately $1.2 billion of other assets, primarily railcars, which are financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets of continuing operations by segment as of December 31 (in millions):

	2007			2006
	On	Off		On	Off
	Balance	Balance		Balance	Balance
	Sheet	Sheet	Total	Sheet	Sheet	Total

Rail	$3,768.2	$1,230.1	$4,998.3	$3,365.6	$1,313.0	$4,678.6
Specialty	515.6	5.8	521.4	491.9	8.0	499.9
ASC	292.0	—	292.0	302.6	—	302.6
Other	149.8	—	149.8	254.7	—	254.7

	$4,725.6	$1,235.9	$5,961.5	$4,414.8	$1,321.0	$5,735.8

Gross Receivables

Receivables of $434.5 million at December 31, 2007, including leveraged leases net of nonrecourse debt, decreased $106.6 million from December 31, 2006. The decrease reflected the early buyout of two finance leases for a total of $35.5 million and contractual finance lease payments and loan repayments at Specialty.

Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets include rent and other receivables, loans and finance lease receivables. In addition to establishing loss estimates for known troubled accounts, this estimate involves consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates.

The following summarizes changes in GATX’s consolidated allowance for possible losses as of December 31 (in millions):

	2007	2006

Balance at the beginning of the year	$9.6	$12.7
Provision (reversal) for possible losses	0.1	(2.1)
Charges to allowance	(1.3)	(1.9)
Recoveries and other, including foreign exchange adjustments	2.6	0.9

Balance at the end of the year	$11.0	$9.6

The allowance for possible losses of $11.0 million at December 31, 2007 increased $1.4 million from 2006 primarily due to the effect of changes in foreign exchange rates.

There were no material changes in estimation methods or assumptions for the allowance during 2007. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2007. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

Operating Assets and Facilities

Net operating assets and facilities increased $480.2 million from 2006. The increase was primarily related to Rail investing $494.0 million in rail assets, Specialty investing $118.6 million, primarily in industrial equipment assets, and foreign exchange rate effects of $100.7 million. Partially offsetting the increase were Rail dispositions of $55.5 million, Specialty dispositions of $15.4 million and depreciation of $192.3 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $25.9 million in 2007, primarily due to investment contributions to a marine joint venture at Specialty. Distributions of earnings and capital from affiliates were $93.4 million in 2007, approximating GATX’s share of 2007 affiliate earnings.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2007	2006

Rail	$135.4	$109.7
Specialty	182.4	182.2

	$317.8	$291.9

See Note 8 to the consolidated financial statements for additional information about investments in affiliated companies.

Debt

Total debt increased $145.0 million from the prior year, primarily related to the issuance of $242.8 million of commercial paper, partially offset by principal payments related to maturities and conversions of convertibles notes of $142.5 million and the repayment of $40.9 million of European debt. Subsequent to year end, $200 million of senior notes were issued for net proceeds of $197.6 million, which were substantially used to pay down commercial paper balances.

The following table summarizes the debt of GATX and its subsidiaries by major component, including off balance sheet debt, as of December 31, 2007 (in millions):

	Secured	Unsecured	Total

Commercial paper and borrowings under bank credit facilities	$—	$247.3	$247.3
Convertible notes	—	106.8	106.8
Recourse debt	—	1,933.1	1,933.1
Capital lease obligations	72.5	—	72.5

Balance sheet debt	72.5	2,287.2	2,359.7
Recourse off balance sheet debt(a)	906.0	—	906.0
Nonrecourse off balance sheet debt(a)	329.9	—	329.9

	$1,308.4	$2,287.2	$3,595.6

(a)	Off balance sheet debt represents the estimated present value of assets leased in under operating leases and is equal to the value of off balance sheet assets.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by continuing operations of $339.8 million increased $46.5 million compared to 2006. The increase was primarily due to higher lease income and joint venture dividends and lower operating lease payments, partially offset by higher maintenance, other operating and SG&A expenses.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating lease assets, investments in joint ventures, loans and capitalized asset improvements. Portfolio investments and capital additions of $640.8 million decreased $122.3 million from 2006, primarily attributable to ASC’s acquisition in 2006 of six marine vessels from Oglebay Norton Marine Services for $126.3 million. Rail’s investment volume of $494.0 million was $39.6 million lower than the prior year, and included approximately 6,000 railcars for its North American fleet and 1,100 railcars for its European fleet. Specialty’s investment volume of $141.0 million increased $46.9 from 2006 and included $109.6 million of industrial equipment and $18.3 million of marine assets. Other investments primarily reflect information technology activity, including systems expenditures that support GATX’s operations.

The following table presents portfolio investments and capital additions by segment (in millions):

	2007	2006	2005

Rail	$494.0	$533.6	$402.9
Specialty	141.0	94.1	92.6
ASC	4.4	127.7	3.2
Other	1.4	7.7	4.5

	$640.8	$763.1	$503.2

Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds of $246.8 million in 2007 increased $124.1 million from 2006. The increase was primarily due to higher proceeds from asset remarketing at Specialty and Rail and the maturity of debt securities in Europe.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$17.5	$17.8	$15.2
Loan principal received	19.4	18.8	47.3
Proceeds from asset remarketing	135.8	40.3	45.5
Proceeds from sales and maturities of investment securities	42.3	7.2	29.9
Capital distributions from affiliates	31.8	38.6	28.6

	$246.8	$122.7	$166.5

Other Investing Activity

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

Net Cash used in Financing Activities of Continuing Operations

Net cash used in financing activities of continuing operations was $246.5 million in 2007, compared to net cash provided of $112.6 million in 2006. Repayments of debt of $204.7 million in 2007 were primarily attributable to the principal paid upon maturity of the 2002, 7.5% convertible notes. Proceeds from debt primarily consisted of $242.8 million of commercial paper issuances. The stock repurchase program was also fully executed in 2007, with 6.3 million shares of common stock reacquired for $300.2 million.

Cash Flows of Discontinued Operations

Net cash provided by discontinued operations of $181.8 million in 2007, consisted primarily of $227.1 million of proceeds received from the disposition of the Air segment, partially offset by $33.8 million of allocated federal income tax payments.

Liquidity and Capital Resources

General

GATX funds its investments and meets its debt, lease and dividend obligations through available cash balances, cash generated from continuing operating activities, portfolio proceeds (including proceeds from asset sales), commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international capital markets and banks for its debt financing needs.

Principal sources and uses of cash from continuing operations were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Principal sources of cash
Net cash provided by operating activities	$339.8	$293.3	$197.4
Portfolio proceeds	246.8	122.7	166.5
Proceeds from sale-leaseback	—	—	201.3
Proceeds from other asset sales	22.3	24.8	46.0
Proceeds from issuance of debt	302.3	572.4	549.5

	$911.2	$1,013.2	$1,160.7

Principal uses of cash
Portfolio investments and capital additions	$(640.8)	$(763.1)	$(503.2)
Stock repurchases	(300.2)	—	—
Repayments of debt	(204.7)	(440.5)	(666.8)
Purchase of leased in assets	—	(260.9)	—
Payments on capital lease obligations	(6.5)	(10.8)	(16.8)
Cash dividends	(47.6)	(43.4)	(40.0)

	$(1,199.8)	$(1,518.7)	$(1,226.8)

Additionally, net cash from discontinued operations, including proceeds from the sale of Air assets in 2007 and 2006, was $181.8 million, $558.7 million and $97.3 million in 2007, 2006 and 2005, respectively.

Credit Facilities

In the second quarter of 2007, GATX’s senior unsecured revolving credit facility was amended and restated. The amendment and restatement of the facility extended the maturity from June of 2010 to May of 2012 and increased the facility amount from $525 million to $550 million. The net worth covenant was eliminated.

At December 31, 2007, availability under the credit facility was $290.9 million, with $242.8 million of commercial paper outstanding and $16.3 million of letters of credit issued, both backed by the facility. Commercial paper issuances are the primary sources of cash used to fund daily operations. This short-term debt is paid down using cash flow from operations, portfolio proceeds or proceeds from long-term debt issuances. GATX also has revolving lines of credit totaling $45.2 million in Europe. At December 31, 2007, availability under these lines of credit was $40.9 million.

Restrictive Covenants

The revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in the credit facility, was 2.1x for the period ended December 31, 2007, in excess of the minimum covenant ratio of 1.2x. At December 31, 2007, GATX was in compliance with all covenants and conditions of the credit facility.

The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends it may distribute. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GATX would be able to incur liens securing a maximum of $871.2 million of additional indebtedness as of December 31, 2007, based on the most restrictive limitation on liens provision. At December 31, 2007, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2007, the maximum amount that GRE could transfer to GATX without violating its covenants was $25.9 million, implying that $349.4 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2007, GRE was in compliance with all covenants and conditions of these loan agreements.

Another subsidiary’s financing, guaranteed by GATX, contains various restrictive covenants, including requirements for GATX to maintain a defined net worth and a fixed charge coverage ratio. This fixed charge coverage ratio covenant is less restrictive than that contained in the revolving credit facility.

GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Debt Financing

During the third quarter 2007, GATX filed a shelf registration statement to issue debt securities and pass-through certificates. The registration statement is effective for three years without limit on the amount of issuance. Subsequent to year end, during February 2008, GATX issued $200 million of senior unsecured debt with a 6.0% coupon and a maturity date of February 15, 2018.

See Note 13 to the consolidated financial statements for detailed information on GATX’s credit facilities, debt obligations and related restrictive covenants.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of December 31, 2007, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.

2008 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2008 through a combination of projected cash from continuing operations, portfolio proceeds and its revolving credit facilities, as well as available cash.

Off Balance Sheet Arrangements and Other Contingencies

Contractual Commitments

At December 31, 2007, GATX’s contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Recourse debt(a)	$1,927.5	$222.7	$400.8	$256.5	$223.4	$352.1	$472.0
Convertible debt	106.8	—	—	—	—	—	106.8
Commercial paper and credit facilities	247.3	247.3	—	—	—	—	—
Capital lease obligations	94.6	12.4	12.7	17.3	21.7	4.7	25.8
Operating leases — recourse	1,328.2	127.7	123.0	128.3	113.3	113.1	722.8
Operating leases — nonrecourse	483.3	43.8	41.0	42.2	42.2	40.7	273.4
Unconditional purchase obligations	545.2	323.7	198.8	21.1	0.8	0.8	—

	$4,732.9	$977.6	$776.3	$465.4	$401.4	$511.4	$1,600.8

(a)	Excludes the market value adjustment for debt with qualifying hedges of $5.6 million, which does not represent a contractual commitment with a fixed amount or maturity date.

Convertible Securities

In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023, which are convertible into GATX common stock. As of December 31, 2007, $106.8 million of the notes were outstanding and convertible at $24.81 per share. GATX has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof. See Note 13 to the consolidated financial statements for additional information.

Unconditional Purchase Obligations

At December 31, 2007, GATX’s unconditional purchase obligations of $545.2 million were primarily for railcars to be acquired during 2008 and 2009 (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Rail	$483.6	$262.1	$198.8	$21.1	$0.8	$0.8	$—
Specialty	61.6	61.6	—	—	—	—	—

	$545.2	$323.7	$198.8	$21.1	$0.8	$0.8	$—

Contractual Cash Receipts

The Company’s contractual cash receipts arising from minimum future lease payments from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2006 were as follows (in millions):

	Contractual Cash Receipts by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Finance leases	$484.8	$37.6	$40.9	$36.5	$38.9	$29.6	$301.3
Operating leases	2,954.1	791.0	598.9	475.2	330.2	227.9	530.9

Total	$3,438.9	$828.6	$639.8	$511.7	$369.1	$257.5	$832.2

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

GATX’s commercial commitments for continuing operations at December 31, 2007 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Affiliate guarantees	$20.7	$3.0	$2.1	$2.7	$3.1	$2.3	$7.5
Asset residual value guarantees	121.7	20.5	28.3	5.2	6.6	17.6	43.5
Lease payment guarantees	68.8	3.6	4.1	4.0	4.1	4.0	49.0
Other guarantees(a)	77.8	—	—	—	—	—	—

Guarantees	289.0	27.1	34.5	11.9	13.8	23.9	100.0
Standby letters of credit and bonds	17.7	17.7	—	—	—	—	—

	$306.7	$44.8	$34.5	$11.9	$13.8	$23.9	$100.0

(a)	No specific maturity date.

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

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 39% of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee. In the first quarter of 2007, GATX provided a guarantee for future lease payments under a lease agreement assumed by the buyer of the Air business. The guarantee covers remaining lease payments totaling $49.1 million payable during the years 2008 — 2019.

Other guarantees consists of GATX’s indemnification of Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s indemnification obligation is capped at approximately $77.8 million. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 18 to the consolidated financial statements.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2007, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

Defined Benefit Plan Contributions

In 2007, GATX contributed $7.4 million to its funded and unfunded defined benefit plans, including pension and other post retirement benefits, and in 2008, the Company expects to make contributions of approximately $7.9 million. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

Stock Repurchases

On January 17, 2007, the Company’s Board of Directors authorized a $300 million share repurchase program, which was completed in August 2007. On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program expected to be completed in 2008.

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

The Company considers the following as critical accounting policies:

•	Operating lease assets — Operating assets, including assets acquired under capital lease, are stated principally at historical cost and are depreciated using the straight-line method to an estimated residual value. Since the majority of GATX’s assets have useful lives in excess of 30 years, the residual value requires a projection of value significantly in the future. GATX periodically reviews the appropriateness of depreciable lives and residual value estimates based on physical and economic factors, as well as existing market conditions. Changes in these estimates could result in a change in depreciation expense.

•	Impairment of long-lived assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, GATX performs a review for impairment of long-lived assets, such as operating assets and facilities, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. GATX measures recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net cash flows expected to be generated by it. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are determined to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds estimated fair value. Fair value is based on internal estimates supplemented with independent appraisals and/or market comparables when available and appropriate. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less selling costs.

•	Impairment of investments in affiliated companies — In accordance with Accounting Principles Board Opinion (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”),

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

•	Impairment of goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

•	Pension and Post-retirement Benefits Assumptions — GATX’s pension and other post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX evaluates these critical assumptions annually and makes adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. As a result, changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan assets or obligations. See Note 16 to the consolidated financial statements for additional information regarding these assumptions.

•	Share-based Compensation — GATX provides equity awards to certain employees and directors in the form of stock options, stock appreciation rights (SARs), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of stock options and SARs. This model requires the input of assumptions, some of which are highly subjective, which will affect the amount of compensation expense recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s stock price), the risk free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s options/SARs are dividend participating). Changes in the assumptions may impact the amount of compensation expense. The fair value of other equity awards is based on GATX’s stock price on the grant date. See Note 21 to the consolidated financial statements for additional information on share-based compensation.

•	Income Taxes — GATX evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, including net operating loss carryforward benefits, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

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

GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities could require several years to resolve. GATX adopted FIN 48 effective January 1, 2007. FIN 48 defines criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. Under FIN 48, GATX must presume that uncertain income taxes positions will be examined by the relevant tax authority and determine whether it is more-likely-than-not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is then evaluated to determine the probable amount of benefit recognized in the financial statements. Establishing accruals for uncertain tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues and amounts recorded in the financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s results of operations, cash flows, or financial position.

See Note 15 to the consolidated financial statements for additional information on income taxes.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GATX’s business.

Non-GAAP Financial Measures

This report includes certain financial performance measures computed using non-Generally Accepted Accounting Principles (“GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). These measures are return on equity, return on assets, income from continuing operations excluding tax benefits and diluted earnings per share excluding tax benefits. As required under SEC rules, GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX’s underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Assets — Income from continuing operations divided by average total on and off balance sheet assets.

•	Return on Equity Excluding Tax Benefits — Income from continuing operations excluding tax benefits divided by average total shareholders equity.

•	Return on Assets Excluding Tax Benefits — Income from continuing operations excluding tax benefits divided by average total on and off balance sheet assets.

Reconciliation of the Non-GAAP components used in the computation of certain Financial Measures (in millions):

	2007	2006	2005	2004

Balance Sheet Assets as Reported	$4,725.6	$4,647.0	$5,247.3	$5,613.6
Less: Discontinued Operations	—	232.2	1,706.8	2,057.0

Consolidated On Balance Sheet Assets	$4,725.6	$4,414.8	$3,540.5	$3,556.6
Off Balance Sheet Assets	1,235.9	1,321.0	1,453.5	1,370.0

Total On and Off Balance Sheet Assets(a)	$5,961.5	$5,735.8	$4,994.0	$4,926.6
Shareholders’ Equity	$1,149.5	$1,167.7	$1,026.1	$1,084.3

	2007	2006	2005

Income from Continuing Operations as Reported	$185.8	$151.4	$106.0
Deferred Tax Adjustments(b)	(20.1)	(5.9)	—

Income from Continuing Operations Excluding Tax Benefits	$165.7	$145.5	$106.0

Diluted Earnings Per Share as Reported	$3.44	$2.65	$1.94
Deferred Tax Adjustments(b)	(0.36)	(0.10)	—

Diluted Earnings Per Share Excluding Tax Benefits	$3.08	$2.55	$1.94

(a)	Total on and off balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off balance sheet assets.

(b)	Adjustments to deferred income taxes resulting from reductions in foreign statutory rates. In 2007, rate reductions were enacted in Germany, Canada, and the U.K. and in 2006, a rate reduction was enacted in Canada.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, GATX is exposed to interest rate and foreign currency exchange rate risks that could impact results of its operations. To manage these risks, GATX, pursuant to authorized policies, may enter into certain derivative transactions, principally interest rate swaps, Treasury rate locks, options and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. GATX does not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — GATX’s interest expense is affected by changes in interest rates, primarily LIBOR, as a result of its use of variable rate debt instruments. GATX generally manages its variable rate debt instruments in relation to its variable rate investments. Based on GATX’s variable rate debt instruments at December 31, 2007, and giving affect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.2 million in 2008. Comparatively, at December 31, 2006, a hypothetical 100 basis point increase in interest rates would have resulted in a $2.9 million increase in after-tax interest expense in 2007. The increase in sensitivity to interest rates at December 31, 2007, is primarily due to a $242.8 million increase in commercial paper outstanding.

Functional Currency/Reporting Currency Exchange Rate Exposure — GATX conducts operations in foreign countries, principally Poland, Germany, Austria and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies, primarily the Canadian dollar, Euro and Polish zloty, would affect GATX’s reported earnings when they are converted to U.S. dollars upon consolidation. Based on earnings from continuing operations in 2007, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2008 by approximately $7.2 million. Comparatively, at December 31, 2006, a uniform and hypothetical 10% increase in the U.S. dollar versus applicable foreign currencies would have resulted in a decrease in after-tax income from continuing operations in 2007 of approximately $7.3 million.

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

Equity Price Exposure — GATX also has equity price risk inherent in stock and warrants of companies in which it has invested. At December 31, 2007, the fair values of GATX’s stock and warrant investments were $1.4 million and $2.2 million, respectively. The hypothetical change in value resulting from a 10% sensitivity test would not be material to GATX’s results of operations.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GATX Corporation

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for leveraged lease transactions and unrecognized tax benefits and in 2006 the Company changed its method of accounting for pension and other post-retirement benefits and share-based compensation and adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 29, 2008

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	In millions

Assets
Cash and Cash Equivalents	$104.4	$196.2
Restricted Cash	44.7	48.0
Receivables
Rent and other receivables	91.1	102.5
Finance leases	334.6	402.6
Loans	8.8	36.0
Less: allowance for possible losses	(11.0)	(9.6)

	423.5	531.5
Operating Assets and Facilities
Rail	4,908.5	4,352.4
Specialty	209.7	113.6
ASC	365.6	361.2
Other	—	—
Less: allowance for depreciation	(1,974.4)	(1,798.0)

	3,509.4	3,029.2
Investments in Affiliated Companies	317.8	291.9
Goodwill	104.4	92.8
Other Assets	221.4	225.2
Assets of Discontinued Operations	—	232.2

Total Assets	$4,725.6	$4,647.0

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$119.6	$158.9
Debt
Commercial paper and borrowings under bank credit facilities	247.3	22.4
Recourse	2,039.9	2,138.1
Nonrecourse	—	2.7
Capital lease obligations	72.5	51.5

	2,359.7	2,214.7
Deferred Income Taxes	722.8	757.4
Other Liabilities	374.0	348.3

Total Liabilities	3,576.1	3,479.3
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 18,216 and 19,008 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of December 31, 2007 and 2006, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 62,171,716 and 59,946,664 shares issued and 47,899,897 and 51,997,154 shares outstanding as of December 31, 2007 and 2006, respectively)	38.7	37.4
Additional paid in capital	514.3	474.3
Retained earnings	939.0	787.9
Accumulated other comprehensive income (loss)	86.2	(3.4)
Treasury stock at cost (14,271,819 and 7,949,510 shares at December 31, 2007 and 2006, respectively)	(428.7)	(128.5)

Total Shareholders’ Equity	1,149.5	1,167.7

Total Liabilities and Shareholders’ Equity	$4,725.6	$4,647.0

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	In millions, except per share data

Gross Income
Lease income	$895.2	$826.2	$763.2
Marine operating revenue	228.7	205.6	135.7
Interest income on loans	3.9	3.6	9.6
Asset remarketing income	61.4	47.6	41.4
Fees	2.4	4.9	5.1
Other income	61.2	65.1	74.4

Revenues	1,252.8	1,153.0	1,029.4
Share of affiliates’ earnings	93.2	76.1	73.7

Total Gross Income	1,346.0	1,229.1	1,103.1
Ownership Costs
Depreciation	191.4	163.3	142.8
Interest expense, net	127.9	129.2	105.8
Operating lease expense	155.8	166.6	180.0

Total Ownership Costs	475.1	459.1	428.6
Other Costs and Expenses
Maintenance expense	236.1	214.1	205.5
Marine operating expenses	172.7	147.5	96.9
Selling, general and administrative	158.7	146.7	141.0
Asset impairment charges	2.3	5.5	6.2
Other	42.5	28.7	52.3

Total Other Costs and Expenses	612.3	542.5	501.9

Income from Continuing Operations before Income Taxes	258.6	227.5	172.6
Income Taxes	72.8	76.1	66.6

Income from Continuing Operations	185.8	151.4	106.0
Income (Loss) from Discontinued Operations, net of taxes	17.9	(38.8)	(119.9)

Net Income (Loss)	$203.7	$112.6	$(13.9)

Per Share Data
Basic:
Income from continuing operations	$3.73	$2.97	$2.12
Income (Loss) from discontinued operations	0.36	(0.76)	(2.40)

Total	$4.09	$2.21	$(0.28)

Average number of common shares	49.9	51.0	50.1
Diluted:
Income from continuing operations	$3.44	$2.65	$1.94
Income (Loss) from discontinued operations	0.32	(0.63)	(1.96)

Total	$3.76	$2.02	$(0.02)

Average number of common shares and common share equivalents	55.4	62.1	61.0
Dividends declared per common share	$0.96	$0.84	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	In millions

Operating Activities
Net income (loss)	$203.7	$112.6	$(13.9)
Less: Income (loss) from discontinued operations	17.9	(38.8)	(119.9)

Income from continuing operations	185.8	151.4	106.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(55.0)	(22.3)	(41.0)
Depreciation	200.8	173.7	152.8
Provision (reversal) for possible losses	0.1	(2.1)	(5.6)
Asset impairment charges	2.3	5.5	6.2
Deferred income taxes	58.1	60.9	42.3
Share of affiliates’ earnings, net of dividends	(36.3)	(39.9)	(33.5)
(Increase) decrease in recoverable income taxes	(8.7)	(0.9)	8.7
Decrease in operating lease payable	(6.7)	(16.5)	(17.2)
Defined benefit plans	(2.3)	(0.8)	(6.9)
Other	1.7	(15.7)	(14.4)

Net cash provided by operating activities of continuing operations	339.8	293.3	197.4
Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(618.4)	(733.7)	(404.3)
Loans extended	(7.0)	(19.2)	—
Investments in affiliates	(12.0)	(8.2)	(24.9)
Other	(3.4)	(2.0)	(74.0)

Portfolio investments and capital additions	(640.8)	(763.1)	(503.2)
Purchases of leased in assets	—	(260.9)	—
Portfolio proceeds	246.8	122.7	166.5
Proceeds from sale-leaseback	—	—	201.3
Proceeds from sales of other assets	22.3	24.8	46.0
Net decrease in restricted cash	3.3	0.6	6.4
Other	—	(0.5)	5.3

Net cash used in investing activities of continuing operations	(368.4)	(876.4)	(77.7)
Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	77.8	572.4	549.5
Repayments of debt (original maturities longer than 90 days)	(204.7)	(405.8)	(654.0)
Net increase (decrease) in debt with original maturities of 90 days or less	224.5	(34.7)	(12.8)
Payments on capital lease obligations	(6.5)	(10.8)	(16.8)
Stock repurchases	(300.2)	—	—
Employee exercises of stock options	21.9	31.3	23.6
Cash dividends	(47.6)	(43.4)	(40.0)
Derivative settlements	(20.7)	3.6	(22.5)
Excess tax benefits from share-based compensation	9.0	—	—

Net cash (used in) provided by financing activities of continuing operations	(246.5)	112.6	(173.0)
Effect of Exchange Rates on Cash and Cash Equivalents	1.5	2.0	(1.4)
Cash Flows of Discontinued Operations (see Note 22)
Net cash (used in) provided by operating activities	(48.1)	91.4	97.0
Net cash provided by investing activities	229.9	1,263.3	82.7
Net cash used in financing activities	—	(796.0)	(82.4)

Net (decrease) increase in cash and cash equivalents during the period	(91.8)	90.2	42.6
Cash and Cash Equivalents at beginning of period	196.2	106.0	63.4
Cash and Cash Equivalents at end of period	$104.4	$196.2	$106.0

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31
	2007	2006	2005	2007	2006	2005
	Dollars	Dollars	Dollars	Shares	Shares	Shares
	In millions

Preferred Stock
Balance at beginning of period	$ *	$ *	$ *	*	*	*
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	*	*	*	*	*	*
Common Stock
Balance at beginning of period	37.4	36.5	35.9	60.0	58.6	57.5
Issuance of common stock	1.3	0.9	0.6	2.2	1.4	1.1
Conversion of preferred stock into common stock	*	*	*	—	—	—

Balance at end of period	38.7	37.4	36.5	62.2	60.0	58.6
Treasury Stock
Balance at beginning of period	(128.5)	(128.5)	(128.6)	(7.9)	(7.9)	(7.9)
(Acquisition) issuance of common stock	(300.2)	—	0.1	(6.3)	—	—

Balance at end of period	(428.7)	(128.5)	(128.5)	(14.2)	(7.9)	(7.9)
Additional Capital
Balance at beginning of period	474.3	424.6	401.7
Convertible debt interest forgiveness, net of tax	2.8	—	—
Stock based compensation effects	7.6	19.3	—
Excess tax benefit of stock based compensation	9.0	—	—
Issuance of common stock	20.6	30.4	22.9

Balance at end of period	514.3	474.3	424.6
Retained Earnings
Balance at beginning of period	787.9	699.8	753.7
Cumulative effect of adjustments from the adoption of FSP FAS 13-2, net of taxes	(15.0)	—	—
Cumulative effect of adjustments from the adoption of FASB Interpretation No. 48	11.0	—	—
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	19.2	—

Adjusted balance at beginning of period	783.9	719.0	753.7
Net income (loss)	203.7	112.6	(13.9)
Dividends declared	(48.6)	(43.7)	(40.0)

Balance at end of period	939.0	787.9	699.8
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(3.4)	(6.3)	21.6
Foreign currency translation gain (loss)	70.0	33.0	(37.3)
Unrealized gain (loss) on securities	0.6	(1.2)	(3.1)
Unrealized (loss) gain on derivative instruments	(1.1)	8.2	13.8
Post retirement benefit plans	20.1	(37.1)	(1.3)

Balance at end of period	86.2	(3.4)	(6.3)

Total Shareholders’ Equity	$1,149.5	$1,167.7	$1,026.1

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2007	2006	2005
	In millions

Net income (loss)	$203.7	$112.6	$(13.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	70.0	33.0	(37.3)
Unrealized gain (loss) on securities	0.6	(1.2)	(3.1)
Unrealized (loss) gain on derivative instruments	(1.1)	8.2	13.8
Post retirement benefit plans	20.1	(2.3)	(1.3)

Other comprehensive income (loss)	89.6	37.7	(27.9)

Comprehensive Income (Loss)	$293.3	$150.3	$(41.8)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

GATX consummated the merger (the “Merger”) of its wholly-owned operating subsidiary, GATX Financial Corporation (“GFC”), with and into its parent, GATX, on and as of May 11, 2007. The merger did not have any impact on GATX’s financial position or results of operations.

NOTE 2.	Accounting Changes

FASB Staff Position (“FSP”) FAS 13-2 — As of January 1, 2007, GATX adopted FSP FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This guidance applies to all transactions classified as leveraged leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income among reporting periods should be recalculated, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. As a result of the implementation of this FSP, GATX reduced the carrying value of two leveraged lease investments and recorded a corresponding reduction of $15.0 million, net of taxes, to the 2007 opening balance of retained earnings. This amount will be recognized as income over the remaining terms of the affected leases, 2007 to 2021, and is not expected to be material in any year.

FASB Interpretation No. 48 (“FIN 48”) — As of January 1, 2007, GATX adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), did not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. See Note 15 for additional information.

Staff Accounting Bulletin No. 108 (“SAB 108”) — As of January 1, 2006, GATX adopted SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The Securities and Exchange Commission issued SAB 108 in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. This bulletin provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. Prior practice allowed the evaluation of materiality on the basis of either the income statement or the balance sheet approach, but did not require both. In years prior to 2002, GATX recorded accruals in connection with the sale of multiple business segments reported as discontinued operations. These accruals were for post-retirement employment benefits on an undiscounted basis for severed employees and retirees of the sold business, the liability for which was retained by GATX. In subsequent years, the periodic expenses for post-retirement employment benefits related to former employees of the sold businesses were charged against the accruals. The Company now believes that these liabilities were determined in error. These errors were deemed to be immaterial prior to 2006, but after applying the guidance under SAB 108, the cumulative effect of these errors was determined to be material to 2006. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), Materiality. As a result, an after-tax adjustment of $19.2 million was made to increase the opening balance of retained earnings as of January 1, 2006.

Statement of Financial Accounting Standard No. 158, (“SFAS 158”) — GATX adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. SFAS 158 requires that a company’s balance sheet reflect the funded status of its pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. GATX recognized the aggregate overfunding of any plans in Other Assets, the aggregate underfunding of any plans in Other Liabilities with a corresponding adjustment to accumulated other comprehensive income, net of related taxes. At December 31, 2006, previously unrecognized differences in the funding status of plans were recognized in accumulated other comprehensive income in the balance sheet as required by SFAS 158. The adoption of SFAS 158, resulted in adjustments to the carrying amount of pension and other post retirement plan balances and a corresponding decrease in shareholders’ equity of $34.8 million net of taxes. See Note 16 for additional information.

Share-Based Compensation — In December 2004, SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”) was issued. SFAS 123(R), which is a revision of SFAS No. 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement, establishes fair value as the measurement objective and requires entities to apply a fair value-based measurement method in accounting for share-based payment transactions. GATX adopted SFAS 123(R) using the modified-prospective transition method (“MPT”) as of January 1, 2006. Under the MPT, entities are required to recognize compensation expense in financial statements issued subsequent to the date of adoption for all share-based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period had not been provided as of the adoption date. Under this transition method, share-based compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, was based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Prior to January 1, 2006, the Company applied APB 25 to account for its stock-based compensation plans. Under APB 25, no compensation expense was recognized for stock option awards as the exercise price of the awards on the date of the grant was equal to the then current market price of the Company’s stock, however, compensation expense was recognized in connection with the issuance of restricted stock and phantom stock awards. Thus, the adoption of SFAS 123(R) primarily resulted in compensation expense being recorded for stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adopting SFAS 123(R) in 2006, the Company’s income before income taxes and net income for the year ended December 31, 2007, were $3.3 million and $2.0 million lower, respectively, and for the year ended December 31, 2006, were $3.5 million and $2.2 million lower, respectively, than under APB 25. Basic and diluted net earnings per share for the years ended December 31, 2007 and 2006, were each $0.04 lower than if the Company had continued to account for share-based compensation under APB 25. For the years ended December 31, 2007 and 2006, the total share-based compensation expense was $9.6 million ($5.9 million after tax) and $7.7 million ($4.7 million after tax), respectively. In 2005, had the Company recognized compensation costs as prescribed by SFAS No. 123, reported net income, basic earnings per share and diluted earnings per share would have been (in millions, except per share amounts):

Year Ended
December 31
2005

Net (loss) income, as reported	$(13.9)
Add: Stock-based compensation expense, net of tax	1.5
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4.0)

Pro forma net (loss) income	$(16.4)

Net (loss) income per share:
Basic, as reported	$(0.28)
Basic, pro forma	(0.33)
Diluted, as reported	(0.02)
Diluted, pro forma	(0.07)

See Note 21 for additional information.

NOTE 3.	Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of GATX and its wholly owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the former Air segment as discontinued operations for all periods presented. GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). GATX is not the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities.

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

Reclassification — Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Cash and Cash Equivalents — GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Railcars	30 – 38 years
Locomotives	12 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 40 years
Marine vessels	40 – 50 years

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

Investments in Affiliated Companies — GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GATX does not have effective or voting control (collectively “affiliates”). These affiliates are accounted for using the equity method. Investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date. In certain instances, GATX’s cost basis may be different from its share of the affiliates’ net assets. These differences are primarily attributable to loans to and from affiliates and purchase accounting adjustments. Income/expense on these loans offsets GATX’s proportional share of the affiliates’ earnings. The carrying amount of GATX’s investments in affiliated companies is affected by GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and loan payments to or from the affiliate. See Note 8 for additional information.

Impairment of investments in affiliated companies — In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

Inventory — GATX has inventory that consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, established accounting and reporting standards for goodwill. Under these standards, goodwill is no longer amortized, but rather is subject to an annual impairment test. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Goodwill arising from individual business combinations are assigned to the same reporting unit as the assets and liabilities of the acquired businesses. Reporting units are determined based on the composition of GATX’s operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operate in different economic environments. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Fair values of the reporting units are estimated using discounted cash flow models. GATX’s impairment review is performed at the reporting unit level, which is one level below the operating segment level. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. See Note 10 for additional information.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred by GATX in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Regulatory required survey costs for ASC’s vessels are capitalized and depreciated over a five year period.

Allowance for Possible Losses — The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables. Gross receivables include rent, direct finance lease receivables (including leveraged leases net of nonrecourse debt), and loan receivables and direct finance lease residual values. For the purpose of discussion of the allowance for losses, gross receivables exclude direct finance lease residual values. Losses on these residual values are recognized via a charge to earnings and do not affect the allowance. GATX’s estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX participates. GATX may also record specific provisions for known troubled accounts. GATX charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GATX assesses the recoverability of its receivables by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy, taking into consideration changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2007.

Convertible Debt — GATX assessed its accounting for the conversion options embedded in its convertible debt issuances in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Emerging Issues Task Force Issue (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock” concluding that the conversion options qualified for equity treatment and that bifurcation and separate accounting treatment of the embedded derivative was not required. GATX also assessed whether its convertible notes contained any beneficial conversion features in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and determined that none was present. Finally, GATX concluded that all other features of its convertible notes, including conversion contingencies and registration rights provisions, were either not derivatives requiring bifurcation and separate accounting or were derivatives, but were determined to have a zero value at the date of issuance. GATX regularly reviews changes in the potential value of these other features and recognizes any such changes in earnings, as applicable.

GATX accounted for the conversions of each of its convertible notes in accordance with EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, and EITF 03-7, Accounting for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19). Specifically, GATX relied on the guidance for Instrument C of EITF 90-19, which was most similar to GATX’s conversions, in determining that only the cash payment should be considered in the computation of gain or loss on the extinguishment of the recognized liability; any shares transferred would not be considered in the settlement of the debt component. GATX’s cash payments were limited to the principal portions of each of its convertible notes, thus no gain or loss was recognized upon these conversions. Additionally, any accrued but unpaid interest as of the conversion date was recorded as an adjustment to additional paid in capital in accordance with EITF 85-17, Accrued Interest upon Conversion of Convertible Debt. See Note 13 for additional information.

Income Taxes — Income taxes are accounted for in accordance with SFAS 109. Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes based on current tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different time periods for financial reporting purposes than they are for income tax purposes. United States (“U.S.”) income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $402.3 million at December 31, 2007. In 2005, GATX repatriated $94.5 million of foreign earnings, utilizing the one-time dividends received deduction available under the American Jobs Creation Act of 2004. See Note 15 for additional information.

Derivatives — SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. GATX records the fair value of all derivatives as either other assets or other liabilities in the balance sheet. Classification of derivative activity in the statements of operations and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses and related cash flows are included in cash flows from operating activities.

Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate swap agreements, Treasury rate locks, options and currency forwards, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative’s gain or loss is recorded as part of other comprehensive income (loss) in shareholders’ equity and subsequently recognized in earnings when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. These derivatives are adjusted to fair value through earnings immediately. See Note 14 for further information.

Environmental Liabilities — Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATX’s liability for environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 18 for additional information.

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

Marine Operating and Maintenance Expenses — Marine operating expenses are categorized as either direct or indirect. Direct expenses, consisting primarily of crewing costs, fuel, tugs, vessel supplies, running repairs and insurance costs are recognized as incurred. Indirect expenses consist of repairs and maintenance and depreciation. Indirect expenses incurred prior to the beginning of the sailing season are deferred and amortized ratably over the anticipated sailing season, generally April 1 — December 31. Indirect expenses incurred during the sailing season are recognized as incurred.

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

Residual Values — GATX has investments in the residual values of its operating assets. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GATX initially records these based on appraisals and estimates. Realization of the residual values is dependent on GATX’s ability to market the assets under future market conditions. GATX reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GATX reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. In addition to a periodic review, events or changes in circumstances may trigger an earlier review of residual values.

Investment Securities — GATX’s portfolio includes warrants received in connection with the financing of non-public, venture-backed companies, common stock received upon the exercise of warrants and debt securities. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on an after tax basis as a separate component of accumulated other comprehensive income (loss). The Company uses specific identification as the basis to determine the amount reclassified from accumulated other comprehensive income (loss) upon sale of the securities. Under the provisions of SFAS 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified in the balance sheet as equity securities. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest expense, net. Debt securities are written down to fair value when a decline in fair value below the security’s amortized cost basis is determined to be other-than-temporary.

Foreign Currency Translation — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end and statements of operations and cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows are translated at weighted average exchange rates for the year. In accordance with SFAS No. 52, Foreign Currency Translation, gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income or loss in the shareholders’ equity section of the balance sheet.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements related to the use of fair value measurements. The statement is effective for financial statements issued in 2008. The application of SFAS 157 is not expected to be material to the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. The application of SFAS 159 is not expected to be material to the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; the immediate expense recognition of transaction costs and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for the Company’s fiscal year beginning 2009 and adoption is prospective only.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and adoption is prospective only; however, the presentation and disclosure requirements must be applied retrospectively. The Company does not consolidate any partially owned subsidiaries and therefore does not expect the application of this standard to have a material impact to its financial position, cash flows or results of operations.

NOTE 4.	Supplemental Cash Flow and Noncash Investing and Financing Transactions

	2007	2006	2005

Supplemental Cash Flow Information for Continuing Operations
Interest paid(a)	$132.8	$142.0	$131.8
Income taxes paid	$23.8	$16.1	$15.6

(a)	Interest paid for continuing operations consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was $0.1 million, $0.1 million and zero in 2007, 2006 and 2005 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncash Investing and Financing Transactions

Capital lease obligations assumed	$27.6	$0.1	$—

NOTE 5.	Leases

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

Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $3.1 million, $3.8 million and $3.8 million in 2007, 2006 and 2005, respectively.

The components of the investment in finance leases at December 31 were (in millions):

	Leveraged		Direct		Total
	Leases		Financing		Finance Leases
	2007	2006	2007	2006	2007	2006

Total minimum lease payments receivable	$725.1	$975.1	$382.6	$420.8	$1,107.7	$1,395.9
Principal and interest on third-party nonrecourse debt	(622.9)	(846.7)	—	—	(622.9)	(846.7)

Net minimum future lease receivable	102.2	128.4	382.6	420.8	484.8	549.2
Estimated non-guaranteed residual value of leased assets	49.4	95.7	68.1	70.5	117.5	166.2
Unearned income	(50.8)	(73.1)	(216.9)	(239.7)	(267.7)	(312.8)

Investment in finance leases	100.8	151.0	233.8	251.6	334.6	402.6
Allowance for possible losses	(7.3)	(6.3)	—	—	(7.3)	(6.3)
Deferred taxes	(88.0)	(107.1)	—	—	(88.0)	(107.1)

Net investment	$5.5	$37.6	$233.8	$251.6	$239.3	$289.2

Operating Leases — Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $22.7 million, $20.7 million and $18.3 million, in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2007 were (in millions):

	Finance	Operating
	Leases	Leases	Total

2008	$37.6	$791.0	$828.6
2009	40.9	598.9	639.8
2010	36.5	475.2	511.7
2011	38.9	330.2	369.1
2012	29.6	227.9	257.5
Years thereafter	301.3	530.9	832.2

	$484.8	$2,954.1	$3,438.9

The following information pertains to GATX as a lessee:

Capital Leases — GATX assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):

	2007	2006

Railcars and other equipment	$72.6	$48.0
Marine vessels	98.0	98.0

	170.6	146.0
Less: allowance for depreciation	(111.3)	(108.7)

	$59.3	$37.3

Depreciation of capital lease assets is classified as depreciation in the consolidated statement of operations. Interest expense on the above capital leases was $3.9 million, $4.3 million and $5.3 million in 2007, 2006 and 2005, respectively.

Operating Leases — GATX has financed railcars and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GATX has provided a guarantee for a portion of the residual values related to two operating leases. GATX also leases office facilities and certain related administrative assets. Operating lease expense related to these leases is included in selling, general and administrative expense. Total operating lease expense was $162.5 million, $173.9 million and $187.6 million, in 2007, 2006 and 2005, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

In 2005, GATX completed a sale leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction resulted in a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21-year term of the resulting operating lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Minimum Rental Payments — Future minimum rental payments due under noncancelable leases at December 31, 2007 were (in millions):

		Recourse	Nonrecourse
	Capital	Operating	Operating
	Leases	Leases	Leases

2008	$12.4	$127.7	$43.8
2009	12.7	123.0	41.0
2010	17.3	128.3	42.2
2011	21.7	113.3	42.2
2012	4.7	113.1	40.7
Years thereafter	25.8	722.8	273.4

	94.6	$1,328.2	$483.3

Less: amounts representing interest	(22.1)

Present value of future minimum capital lease payments	$72.5

The future minimum rental payments due under recourse operating leases are reduced by $13.3 million of minimum sublease rentals to be received in the future. The minimum rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay. The amounts shown for nonrecourse operating leases primarily reflect the rental payments of three bankruptcy remote, special-purpose corporations that are wholly owned by GATX. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTE 6.	Loans

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

Total loans of $8.8 million and $36.0 million at December 31, 2007 and 2006, respectively, included impaired loans of zero and $0.1 million, respectively. The Company has recorded an allowance for possible losses of zero and $0.1 million on impaired loans at December 31, 2007 and 2006, respectively. The average balance of impaired loans was zero, $4.5 million and $11.2 million during 2007, 2006 and 2005, respectively. Interest income recognized related to impaired loans was zero, $1.0 million and zero in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, scheduled loan principal due by year was as follows (in millions):

Loan Principal

2008	$4.1
2009	4.0
2010	0.3
2011	0.2
2012	0.1
Years thereafter	0.1

$8.8

NOTE 7.	Allowance for Possible Losses

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

The following summarizes changes in the allowance for possible losses at December 31 (in millions):

	2007	2006	2005

Balance at the beginning of the year	$9.6	$12.7	$21.0
Provision (reversal) for possible losses	0.1	(2.1)	(5.6)
Charges to allowance	(1.3)	(1.9)	(4.7)
Recoveries and other	2.6	0.9	2.0

Balance at the end of the year	$11.0	$9.6	$12.7

The reversals of provision for losses in 2006 and 2005 were primarily due to favorable credit experience. There were no material changes in estimation methods or assumptions for the allowance during 2007. GATX believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2007. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 8.	Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. At December 31, 2007 and 2006, these investments include net loans to affiliated companies of $2.7 million and $0.1 million, respectively, and net loans from affiliated companies of $56.0 million and $54.0 million, respectively. Distributions received from affiliates were $93.4 million, $74.8 million and $68.8 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows GATX’s investments in affiliated companies by segment at December 31 (in millions):

	2007	2006

Rail	$135.4	$109.7
Specialty	182.4	182.2

	$317.8	$291.9

The table below provides detail on the five largest investments in affiliates at December 31, 2007 ($’s in millions):

			GATX’s
		GATX’s	Percentage
	Segment	Investment	Ownership

AAE Cargo AG	Rail	$111.2	37.5%
Cardinal Marine Investments, LLC	Specialty	43.9	50.0%
Rolls-Royce & Partners Finance (US) LLC	Specialty	32.3	50.0%
Clipper Third Ltd.	Specialty	29.6	50.0%
Clipper Fourth Ltd.	Specialty	27.3	45.0%

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2007	2006	2005

Rail	$18.8	$22.7	$13.7
Specialty	74.4	53.4	60.0

	$93.2	$76.1	$73.7

Operating results for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2007	2006	2005

Revenues	$665.3	$559.2	$540.6
Pre-tax income reported by affiliates	210.5	199.7	186.6

Summarized balance sheet data for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2007	2006

Total assets	$3,557.2	$3,464.3
Long-term liabilities	2,408.8	2,345.0
Other liabilities	390.3	369.8
Shareholders’ equity	758.2	749.5

At December 31, 2007 and 2006, GATX provided $20.7 million and $24.2 million, respectively, in lease and loan payment guarantees and $60.7 million and $62.0 million, respectively, in residual value guarantees related to affiliated companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Variable Interest Entities

GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FIN 46(R). GATX is not the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2006. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIE’s in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $130.3 million of which $109.6 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2007. The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.

NOTE 10.	Goodwill

Goodwill was $104.4 million and $92.8 million as of December 31, 2007 and 2006, respectively. In accordance with SFAS No. 142, GATX performed its annual review for impairment of goodwill in the fourth quarter of 2007 and 2006, concluding that its goodwill was not impaired.

The following reflects the changes in the carrying value of goodwill, all of which pertains to Rail, for the periods of December 31, 2005 to December 31, 2007 (in millions):

Balance at December 31, 2005	$86.0
Foreign currency translation adjustment	6.8

Balance at December 31, 2006	92.8
Foreign currency translation adjustment	11.6

Balance at December 31, 2007	$104.4

NOTE 11.	Investment Securities

The following table summarizes GATX’s investment securities as of December 31 (in millions):

	2007	2006

Available-for-sale securities	$1.4	$0.7
Held-to-maturity securities	—	41.6
Warrants	2.2	1.2

	$3.6	$43.5

Proceeds from sales of available-for-sale securities totaled $0.7 million in 2007, $7.2 million in 2006, and $9.3 million in 2005. The $41.6 million of held-to-maturity securities at December 31, 2006, matured in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Other Assets and Other Liabilities

The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

	December 31
	2007	2006

Investment securities	$3.6	$43.5
Other investments	27.4	17.9
Fair value of derivatives	8.3	1.9
Deferred financing costs	24.5	30.2
Pension asset	53.1	28.7
Prepaid items	14.3	15.4
Office furniture, fixtures and other equipment, net of accumulated depreciation	15.2	17.6
Inventory	41.3	31.9
Other	33.7	38.1

	$221.4	$225.2

The following table summarizes the components of other liabilities reported on the consolidated balance sheets (in millions):

	December 31
	2007	2006

Accrued operating lease expense	$106.5	$113.3
Pension and OPEB liabilities	83.4	93.8
Environmental reserves	34.7	34.4
Deferred income	42.9	40.6
Fair value of derivatives	27.6	11.0
Other	78.9	55.2

	$374.0	$348.3

NOTE 13.	Debt

Commercial Paper and Borrowings Under Bank Credit Facilities

	December 31
	2007	2006

Balance	$247.3	$22.4
Weighted average interest rate	5.35%	4.15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse and Nonrecourse Debt Obligations

Debt obligations and the range of interest rates as of year end were ($ in millions):

			December 31
Variable Rate	Interest Rates	Final Maturity	2007	2006

Term notes and other obligations	4.28% – 6.20%	2008 – 2013	$200.8	$204.8
Nonrecourse obligations	n/a	n/a	—	1.9

			200.8	206.7
Fixed Rate
Term notes and other obligations	3.45% – 8.88%	2008 – 2023	1,839.1	1,933.3
Nonrecourse obligations	n/a	n/a	—	0.8

			1,839.1	1,934.1

			$2,039.9	$2,140.8

Maturities of GATX’s debt obligations as of December 31, 2007, were as follows (in millions):

Term Notes
and Other

2008	$222.7
2009	400.8
2010	256.5
2011	223.4
2012	352.1
Thereafter	578.8

Sub-total	2,034.3
Other (a)	5.6

Total debt	$2,039.9

(a)	Market value adjustment for debt with qualifying hedges.

At December 31, 2007, none of GATX’s assets was pledged as collateral for notes or other obligations.

Credit Lines and Facilities

GATX filed a shelf registration statement for debt securities and pass-through trust certificates in 2007. The registration statement is effective through August 2010 and there is no limit on the amount of issuance. GATX also has a $550.0 million senior unsecured revolving facility which matures May 2012. At December 31, 2007, availability under the revolving credit facility was $290.9 million, with $242.8 million of commercial paper outstanding and $16.3 million of letters of credit issued, both backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.5 million, $0.7 million and $1.0 million for 2007, 2006 and 2005, respectively. GATX also has revolving lines of credit totaling $45.2 million in Europe. At December 31, 2007, availability under those revolving lines of credit was $40.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restrictive Covenants

The revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in the credit facility, was 2.1x for the period ended December 31, 2007, in excess of the minimum covenant ratio of 1.2x. At December 31, 2007, GATX was in compliance with all covenants and conditions of the credit facility.

The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends it may distribute. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GATX would be able to incur liens securing a maximum of $871.2 million of additional indebtedness as of December 31, 2007, based on the most restrictive limitation on liens provision. At December 31, 2007, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2007, the maximum amount that GRE could transfer to GATX without violating its covenants was $25.9 million, implying that $349.4 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2007, GRE was in compliance with all covenants and conditions of these loan agreements.

Another subsidiary’s financing, guaranteed by GATX, contains various restrictive covenants, including requirements for GATX to maintain a defined net worth and a fixed charge coverage ratio. This fixed charge coverage ratio covenant is less restrictive than that contained in the revolving credit facility.

GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Convertible Securities

2002 Convertible Notes — In February 2002, GATX issued $175.0 million long-term, 7.5% senior unsecured convertible notes (the “2002 Notes”), of which a balance of $124.3 million was outstanding as of December 31, 2006. The notes matured February 2007.

2003 Convertible Notes — In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023, which are convertible into GATX common stock. As of December 31, 2007, $106.8 million of the notes were outstanding and convertible at a conversion price of $24.81 per share. GATX has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof. A summary of the various terms and contingencies contained in the 2003 Notes follows.

Holders of the 2003 Notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2008, August 2013 and August 2018. Any required purchases in August 2008, will be payable in cash, whereas any purchases in August 2013 or August 2018 may be paid in cash or shares of GATX common stock or any combination thereof, at GATX’s option. GATX also has the right, beginning in August 2008, to redeem the notes at 100% of the principal amount plus accrued and unpaid interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2003 Notes are convertible into GATX common stock upon the resolution of any of five contingencies: (1) during any applicable conversion period in which the trading price of GATX common stock is greater than or equal to 120% of the conversion price, (2) upon specified negative credit rating agency actions, (3) if GATX calls the notes for redemption, (4) if the trading price of the notes is less than 95% of the conversion value (subject to certain conditions), (5) upon specified corporate events such as certain distributions of stock rights or assets or in the event of a merger or consolidation. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof.

The 2003 Notes carry a contingent interest provision that beginning on August 15, 2008, if the average trading price of the 2003 Notes equals 120% or more of the principal amount of the Notes, GATX may be required to pay additional interest for any six month period equal to 0.25% of the trading price of $1,000 principal amount of the notes. GATX may avoid paying this contingent interest by calling the notes prior to the record date for the contingent interest period.

Maturities and Conversions of Convertible Notes — During 2007, the remaining balance of the 2002 Notes was settled with a cash payment of $124.3 million for the principal balance and the issuance of 1.0 million shares of GATX common stock for the difference between GATX’s stock price at the time of conversion and the conversion price (the “conversion premium”). Additionally in 2007, certain of the 2003 Notes were converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million shares issued for the conversion premium. Additionally, accrued interest of $4.8 million ($2.8 million after tax) was forfeited upon conversion and reclassified to additional paid in capital.

NOTE 14.	Fair Value of Financial Instruments

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

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2007, maturities for fair value hedges range from 2009-2015.

Cash Flow Hedges — GATX’s interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GATX uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. GATX enters into cross currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, Treasury and LIBOR futures, currency rates, and forward foreign exchange rates. As of December 31, 2007, maturities for qualifying cash flow hedges range from 2008-2015.

For the years ended December 31, 2007, 2006, and 2005, amounts recognized in earnings for hedge ineffectiveness were immaterial. As of December 31, 2007, GATX expects to reclassify $2.1 million ($1.3 million after tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings within the next twelve months as interest and lease expenses related to the hedged risks affect earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financial Instruments — The fair values of other financial instruments represent the amounts at which the instruments could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The carrying amounts of held-to-maturity securities, which are variable rate, and variable rate loans also approximate their fair values. Available-for-sale securities and warrants are carried at fair value. The fair values of fixed rate loans were estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair values of variable and fixed rate debt, excluding convertible securities, were estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on an estimate of GATX’s current incremental borrowing rates for similar borrowing arrangements. Convertible debt securities were valued using third party quotes.

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

The following table sets forth the carrying amounts and fair values of GATX’s financial instruments as of December 31 (in millions):

	2007	2007	2007	2006	2006	2006
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

Assets
Loans — fixed	n/a	$8.7	$9.0	n/a	$16.5	$15.4
Investment securities	n/a	3.6	3.6	n/a	43.5	43.5
Derivative instruments:
Cash flow hedges	$225.7	2.6	2.6	$30.8	0.5	0.5
Fair value hedges	255.0	5.7	5.7	70.0	1.4	1.4

Total derivative instruments	480.7	8.3	8.3	100.8	1.9	1.9

	$480.7	$20.6	$20.9	$100.8	$61.9	$60.8

Liabilities
Commercial paper and bank credit facilities	n/a	$247.3	$247.3	n/a	$22.4	$22.4
Debt — fixed	n/a	1,839.1	1,894.8	n/a	1,934.1	2,085.8
Debt — variable	n/a	200.8	197.6	n/a	206.7	207.1
Derivative instruments:
Cash flow hedges	$367.1	27.6	27.6	$183.1	5.0	5.0
Fair value hedges	—	—	—	185.0	3.1	3.1
Non-qualifying	—	—	—	23.0	2.9	2.9

Total derivative instruments	367.1	27.6	27.6	391.1	11.0	11.0

	$367.1	$2,314.8	$2,367.3	$391.1	$2,174.2	$2,326.3

In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATX’s exposure is limited to the fair value of the swap if in GATX’s favor. GATX manages the credit risk of counterparties by transacting only with institutions that the Company considers financially sound and by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

avoiding concentrations of risk with a single counterparty. GATX considers the risk of non-performance by a counterparty to be remote.

For the years ended December 31, 2007, 2006 and 2005, gains (losses) of $1.1 million, $(1.1) million and $2.1 million, respectively, were recognized in earnings for derivatives that did not qualify as hedges.

NOTE 15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATX’s deferred tax liabilities and assets were (in millions):

	December 31
	2007	2006

Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$376.3	$384.3
Leveraged leases	88.0	107.1
Investments in affiliated companies	98.4	110.6
Lease accounting (other than leveraged)	216.2	204.9
Other	43.7	63.2

Total deferred tax liabilities	822.6	870.1
Deferred Tax Assets
Alternative minimum tax credit	—	13.1
Accruals not currently deductible for tax purposes	31.6	30.1
Allowance for possible losses	6.2	3.8
Post-retirement benefits other than pensions	18.5	19.7
Other	43.5	46.0

Total deferred tax assets	99.8	112.7

Net deferred tax liabilities	$722.8	$757.4

The alternative minimum tax credit of $13.1 million was utilized during 2007 to offset current U.S. federal income tax expense.

On January 1, 2007, GATX adopted the provisions of FIN 48. In accordance with FIN 48, during the year, liabilities for unrecognized tax benefits were reclassified from deferred tax liabilities and are now accounted for separately. The adoption of FIN 48 resulted in an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. A reconciliation of the beginning and ending amount of GATX’s gross liability for unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$41.2
Additions based on tax positions related to the current year	15.5
Additions to tax positions of prior years, including interest	4.8
Reductions for tax positions of prior years	—
Settlements	(0.6)

Balance at December 31, 2007	$60.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If fully recognized, GATX’s gross liability for unrecognized tax benefits of $60.9 million would decrease income tax expense by $45.0 million ($39.2 million net of federal tax benefits).

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. During 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. consolidated income tax returns for years 2003 through 2005, which is expected to be completed by the end of 2008. Additionally, the IRS substantially completed its audit of the Company’s income tax returns for the years 1998 though 2002. As part of this audit, the Company entered the IRS appeals process to address one disputed issue. During 2007, the Company and the IRS were unable to resolve the disputed issue utilizing the appeals process. GATX rejected the proposed adjustment as it believes that its tax position related to this issue was proper based upon applicable statutes, regulations and case law. The Company does not anticipate that the resolution of this matter, including any potential litigation, will have a material impact on its financial position or results of operations. All examinations with respect to U.S. tax returns for years prior to 1998 have been closed.

Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized state tax benefits of $7.0 million and foreign tax benefits of $1.7 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2007, the gross liability for unrecognized tax benefits included $7.1 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise decreased with respect to uncertain tax positions, amounts accrued will be reduced and recorded as a reduction of income tax expense.

The components of income from continuing operations before income taxes consisted of (in millions):

	Year Ended December 31
	2007	2006	2005

Domestic	$164.0	$110.8	$73.8
Foreign	94.6	116.7	98.8

	$258.6	$227.5	$172.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

	Year Ended December 31
	2007	2006	2005

Current
Domestic:
Federal	$—	$—	$(1.6)
State and local	1.4	—	0.3

	1.4	—	(1.3)
Foreign	13.3	15.2	25.6

	14.7	15.2	24.3
Deferred
Domestic:
Federal	52.4	39.9	23.4
State and local	8.6	8.1	6.0

	61.0	48.0	29.4
Foreign	(2.9)	12.9	3.0

	58.1	60.9	32.4
Expense of repatriated foreign earnings	—	—	9.9

Income taxes	$72.8	$76.1	$66.6

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate were (dollars in millions):

	Year Ended December 31
	2007	2006	2005

Income taxes at federal statutory rate	$90.5	$79.6	$60.4
Adjust for effect of:
U.S. tax on foreign earnings	—	3.1	9.9
Foreign income tax rates	(3.4)	(7.6)	(6.7)
Tax rate decrease on deferred taxes	(20.1)	(5.9)	—
Extraterritorial income exclusion	—	(0.5)	(0.5)
State income taxes	6.9	5.2	4.2
Corporate owned life insurance	(0.6)	(0.6)	(1.1)
Other	(0.5)	2.8	0.4

Income taxes	$72.8	$76.1	$66.6

Effective income tax rate	28.2%	33.4%	38.6%

To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GATX repatriated $94.5 million of foreign earnings in 2005 at a U.S. tax cost of $9.9 million. The tax cost includes federal and state income taxes on the taxable portion of the dividends and related non-deductible costs, and foreign withholding taxes.

The effective income tax rate is impacted by foreign taxes on the earnings of foreign subsidiaries and affiliates which are imposed at rates that are different than the U.S. federal statutory rate. Foreign taxes are also withheld on certain payments received by the Company from foreign sources. The impact of foreign earnings subject to tax at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates lower than the U.S. statutory rate is shown above. The foreign income tax rate effects exclude the impact on deferred taxes of enacted changes in foreign rates, which are identified separately.

The tax rate decreases on deferred taxes recorded in 2007 and in 2006 are the result of changes in foreign income tax rates enacted in those years.

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

NOTE 16.	Pension and Other Post-Retirement Benefits

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

In July 2007, amendments were made to the funded and unfunded plans for salaried employees to eliminate early retirement subsidies for benefits earned after June 30, 2007, and to add an option for lump sum payments. The effect of the plan amendments decreased the aggregate accumulated benefit obligation by $10.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX uses a December 31, 2007 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

			2007	2006
	2007	2006	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Change in Benefit Obligation
Benefit obligation at beginning of year	$409.0	$404.3	$63.6	$75.0
Service cost	5.4	5.9	0.3	0.2
Interest cost	23.3	22.7	3.5	3.6
Plan amendments	(10.3)	—	1.1	(1.6)
Actuarial (gain) loss	(13.3)	(1.2)	(7.8)	(6.1)
Curtailments	—	(2.8)	—	(0.7)
Benefits paid	(28.3)	(25.7)	(5.2)	(6.8)
Effect of exchange rate changes	0.7	5.8	—	—

Benefit obligation at end of year	$386.5	$409.0	$55.5	$63.6

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$407.5	$376.9	$—	$—
Actual return on plan assets	29.7	49.7	—	—
Effect of exchange rate changes	0.6	4.7	—	—
Company contributions	2.2	1.9	5.2	6.8
Benefits paid	(28.3)	(25.7)	(5.2)	(6.8)

Plan assets at end of year	$411.7	$407.5	$—	$—

Funded Status
Funded status of the plan	$25.2	$(1.5)	$(55.5)	$(63.6)
Unrecognized net loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net transition obligation	—	—	—	—

Prepaid (accrued) cost	$25.2	$(1.5)	$(55.5)	$(63.6)

Amount Recognized
Other assets	$53.1	$28.7	$—	$—
Other liabilities	(27.9)	(30.2)	(55.5)	(63.6)
Accumulative other comprehensive loss:
Net actuarial loss	46.4	62.0	4.2	12.6
Prior service (credit) cost	(9.5)	0.2	(0.2)	(1.5)
Accumulated other comprehensive loss	36.9	62.2	4.0	11.1

Total recognized	$62.1	$60.7	$(51.5)	$(52.5)

After-tax amount recognized in accumulated other comprehensive loss	$22.9	$38.5	$2.4	$6.9

The aggregate accumulated benefit obligation for the defined benefit pension plans was $365.4 million and $383.5 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2007	2006

Projected benefit obligation	$70.1	$70.6
Fair value of plan assets	42.2	40.4

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2007	2006

Accumulated benefit obligations	$66.0	$66.2
Fair value of plan assets	42.2	40.4

The components of pension and other post-retirement benefit costs are as follows (in millions):

				2007	2006	2005
				Retiree	Retiree	Retiree
	2007	2006	2005	Health	Health	Health
	Pension	Pension	Pension	and	and	and
	Benefits	Benefits	Benefits	Life	Life	Life

Service cost	$5.4	$5.9	$5.3	$0.3	$0.2	$0.4
Interest cost	23.3	22.7	22.2	3.5	3.6	4.0
Expected return on plan assets	(30.9)	(30.1)	(30.1)	—	—	—
Amortization of:
Unrecognized prior service (credit) cost	(0.5)	0.2	0.2	(0.1)	(0.2)	—
Unrecognized net obligation	(0.1)	—	—	—	—	—
Unrecognized net loss	3.6	5.3	3.0	0.6	1.0	1.0
Plan settlement cost	—	—	1.8	—	—	—

Ongoing net cost	0.8	4.0	2.4	4.3	4.6	5.4

Recognized gain due to curtailment	—	—	—	—	(0.7)	—

Net periodic cost	$0.8	$4.0	$2.4	$4.3	$3.9	$5.4

The previous tables include amounts allocated each year to discontinued operations, all of which were immaterial. The amount reported for plan settlement cost in 2005 relates to a lump sum payment election made for the non-qualified portion of a pension benefit. Amounts shown for curtailment loss (gain) related to discontinued operations.

GATX amortizes the unrecognized prior service cost and the unrecognized net obligation using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The excess of recognized net gains or losses (excluding asset gains and losses not yet reflected in the market-related value of assets) above the greater of 10% of the projected benefit obligation or 10% of the market-related value of the assets are amortized by dividing this excess, if any, by the average remaining service period of active employees. As of December 31, 2007, GATX expects to recognize the following accumulated other comprehensive loss (income) amounts within the next twelve months as components of net benefits costs: $1.4 million of the defined benefit pension plans’ net actuarial loss, $1.1 million of the defined benefit plans’ prior service credit, $0.3 million of the other post-retirement benefit plans’ net actuarial loss and $0.1 million of the other post-retirement benefit plans’ prior service credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31, 2007 and 2006:

	2007		2006

Domestic defined benefit pension plans:
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	6.40%		5.90%
Discount rate — hourly funded plans	6.40%		5.85%
Rate of compensation increases — salaried funded and unfunded plan	4.50%		4.50%
Rate of compensation increases — hourly funded plan	N/A		N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans(a)	5.90	%/ 6.25%	5.75%
Discount rate — hourly funded plans	5.85%		5.65%
Expected return on plan assets — salaried funded plan	8.75%		8.80%
Expected return on plan assets — hourly funded plan	7.90%		8.00%
Rate of compensation increases — salaried funded and unfunded plan	4.50%		4.50%
Rate of compensation increases — hourly funded plan	N/A		N/A
Foreign defined benefit pension plan:
Benefit Obligation at December 31:
Discount rate	5.80%		5.10%
Rate of pension-in-payment increases	3.40%		3.10%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.10%		4.70%
Expected return on plan assets	6.00%		5.70%
Rate of pension-in-payment increases	3.10%		2.80%
Other post-retirement benefit plans:
Benefit Obligation at December 31:
Discount rate	6.25%		5.75%
Rate of compensation increases	4.50%		4.50%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.75%		5.60%
Rate of compensation increases	4.50%		4.50%

(a)	For the U.S. qualified salary plan, the discount rate was 5.90% for the period January 1 through June 30, 2007, and 6.25% for the period July 1 through December 31, 2007.

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

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. The assumed medical claims and prescription drug claims rates for 2007 were 7.50% and 12.00%, respectively. The assumed medical and prescription drugs claims cost rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated for 2008 will be 7.00% and 11.00%, respectively. Over the following five-year period, medical claims are expected to gradually decline to 5.00% and remain at that level thereafter. Over the following ten-year period, the prescription drug claims rates are expected to gradually decline to 5.00% and remain at that level thereafter.

A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.2	$(0.1)
Effect on post-retirement benefit obligation	2.8	(2.5)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2007 and 2006, and current target asset allocation for 2008, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2007	2006

Asset Category
Equity securities	65.5%	65.3%	65.3%
Debt securities	29.5%	28.8%	29.3%
Real estate	5.0%	5.8%	5.2%
Cash	—	0.1%	0.2%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2007 and 2006, and current target asset allocation for 2008, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2007	2006

Asset Category
Equity securities and real estate	36.8%	35.6%	37.6%
Debt securities	63.2%	64.4%	62.4%

	100.0%	100.0%	100.0%

The primary objective of the pension plans is to represent the exclusive interests of plan participants for the purpose of providing benefits to participants and their beneficiaries. To reach this goal, GATX’s philosophy is to invest in a diversified mix of equities, debt, and real estate investments to maximize return and to keep risk at a reasonable level over a long-term investment horizon. Its equity investments are diversified across U.S. and non-U.S.stocks as well as growth, value, and small to large capitalizations. Its debt securities are also diversified and include: governments, agencies, investment grade and high-yield corporate bonds, mortgage-back securities, and other collateralized investments. GATX’s real estate investments include investments in funds that are diversified by location and property type.

On a timely basis, but not less than twice a year, GATX formally reviews actual results to ensure adherence to investment guidelines and the Company’s stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX expects to contribute approximately $2.2 million to its pension plans (domestic and foreign) and approximately $5.7 million to its other post-retirement benefit plans in 2008. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension	Other
	Benefits	Benefits

2008	$31.0	$6.4
2009	31.0	6.4
2010	31.4	6.4
2011	30.9	6.2
2012	32.6	6.0
Years 2013-2017	161.6	26.5

	$318.5	$57.9

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2008	$0.7
2009	0.7
2010	0.7
2011	0.7
2012	0.7
Years 2013-2017	2.9

$6.4

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.5 million, $1.5 million, and $1.6 million for 2007, 2006, and 2005, respectively. Contributions to discontinued operations were immaterial in each year.

NOTE 17.	Concentrations and Commitments

Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 22% of total revenues are generated from customers in the chemical industry, 22% are derived from the petroleum industry, and 10% are derived from each of the transportation industry and food/agricultural industry. GATX’s foreign identifiable revenues include railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2007, 2006 and 2005.

Concentration of Credit Risk — Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GATX performs credit evaluations prior to approval of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2007, 2006 and 2005.

Concentration of Labor Force — 51% of GATX employees were covered by union contracts at December 31, 2007. The shipboard personnel at ASC belong to the United Steelworkers of America (“USWA”), the American Maritime Officers (“AMO”) and the Seafarers International Union (“SIU”), as the case may be. ASC has agreements with the SIU and AMO that are effective until 2011. The hourly employees at Rail’s U.S. service centers belong to the USWA and are operating under an agreement that is in effect through February 2010.

Commitments

Unconditional Purchase Obligations — At December 31, 2007, GATX’s unconditional purchase obligations of $545.2 million were primarily for railcars to be acquired during 2008 and 2009 (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Rail	$483.6	$262.1	$198.8	$21.1	$0.8	$0.8	$—
Specialty	61.6	61.6	—	—	—	—	—

	$545.2	$323.7	$198.8	$21.1	$0.8	$0.8	$—

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

The following table shows GATX’s commercial commitments for continuing operations (in millions):

	December 31
	2007	2006

Affiliate guarantees	$20.7	$24.2
Asset residual value guarantees	121.7	144.5
Lease payment guarantees	68.8	20.8
Other guarantees	77.8	77.8

Total guarantees	289.0	267.3
Standby letters of credit and bonds	17.7	15.8

	$306.7	$283.1

At December 31, 2007, the maximum potential amount of guarantees under which GATX could be required to perform was $289.0 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $0.9 million. The expirations of these guarantees range from 2008 to 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other consists of GATX’s indemnification of Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s indemnification obligation is capped at approximately $77.8 million. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 18.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance overages. No material claims have been made against these obligations. At December 31, 2007, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

NOTE 18.	Legal Proceedings and Other Contingencies

Legal — Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business, including certain matters more fully described below, are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Flightlease Litigation

In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly owned subsidiary of GATX Financial Corporation (“GFC”, which merged into GATX in 2007), entered into a joint venture agreement with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, the joint venture partners entered into an agreement (the “Split Agreement”) pursuant to which the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and an affiliate of Airbus entered into a new purchase agreement for the GATX Allocated Aircraft (the “GATX Agreement”) and GFC received a credit of $77.8 million of the PDPs towards the acquisition of the aircraft. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it would pay to Airbus any amount up to $77.8 million which Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the “Reimbursement Agreement”). Under the Split Agreement, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.

On October 10, 2005, GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging that Airbus’ termination of the GFAC Agreement was wrongful and seeking restitution and damages in an unspecified amount in the “millions of dollars.” On December 7, 2005, FHG, acting by its liquidators (the “FHG Liquidators”), filed a motion to intervene and an accompanying complaint, which was granted on February 16, 2006 (the “Airbus Action”). Fact discovery in the Airbus Action is largely complete and cross motions for summary judgment are currently pending. Should GFAC ultimately succeed in recovering from Airbus those PDPs with respect to the GATX Allocated Aircraft, GATX, as a successor in interest to GFC, may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. The Company believes it unlikely that Airbus will be required to make such a payment to GFAC and the Company further believes that Third Aircraft, as a 50% owner of GFAC, should recover at least such amount from GFAC if it prevails in the Airbus Action.

On October 14, 2005, the FHG Liquidators filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GFAC, against GFC, Third Aircraft, and Mr. James H. Morris and Mr. Alan M. Reinke, then officers of a division of GFC (the “FHG Action”). The complaint alleged that Messrs. Morris and Reinke, as directors of GFAC, breached their fiduciary duties and that GFC and Third Aircraft knowingly assisted such breaches, thereby depriving GFAC of assets. The complaint seeks damages in an amount including, but not necessarily limited to, approximately $227.6 million. Messrs. Morris and Reinke are indemnified against losses they suffer or incur as a result of their service as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke.

The parties to the FHG Action entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) in October of 2006 which, among other things, provides for a standstill of claims or potential claims until the conclusion of the Airbus Action described above. The Tolling Agreement does not resolve the merits or liability for (or against) any claims nor require payment of any monetary damages by any party to another party

The Company believes that the likelihood of loss with respect to these matters is remote and as a result has not recorded any accrual as of December 31, 2007. While it is reasonably possible that the Company may ultimately incur a loss in these matters, at this time an estimate of the amount of such loss cannot be made.

Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.

In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (“Agreement”) to purchase shares of Kolsped S.A. (the “Kolsped”) which was an indirect subsidiary of PKP. The condition allegedly breached required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (“Kolsped Note”). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP.

After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note, and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for approximately $36 million, the amount, based on current exchange rates, including interest and costs, PKP allegedly paid to the bank. On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The trial is scheduled to commence on March 5, 2008.

GATX Rail Poland intends to vigorously defend this lawsuit. However, the Company has recorded an accrual for $10 million representing management’s best estimate of a probable settlement amount. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under limited indemnities for asbestos related claims given in connection with the sale of subsidiaries. As of February 15, 2008, there were 1,331 asbestos-related cases pending against the Company’s current or former subsidiaries. Out of the total number of pending cases, 1,203 are Jones Act claims, most of which were filed against ASC prior to the year 2000. During 2007, 47 new asbestos-related cases were filed and 70 cases were dismissed or settled. During 2006, 124 new asbestos-related cases were filed and 112 cases were dismissed or settled. During 2005, 22 new cases were filed and 46 cases were dismissed or settled. For this three year period, the aggregate amount paid to settle asbestos-related cases filed against the Company’s subsidiaries and the former subsidiary was less than $290,000. It is possible that the number of these cases could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accruals and Reserves

The Company has recorded accruals totaling $11.7 million at December 31, 2007, for losses related to those litigation matters the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

Environmental — The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at three Superfund sites for which investigation and remediation payments have yet to be determined.

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

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 14 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2007, GATX has recorded accruals of $34.7 million for remediation and restoration of all known sites. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 19.	Shareholders’ Equity

On January 17, 2007, the Company’s Board of Directors authorized a $300 million common stock repurchase program, which was completed as of August 31, 2007, with an aggregate of 6.3 million shares having been repurchased. The repurchased shares were recorded as treasury stock under the cost method. On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program expected to be completed in 2008.

Upon maturity in February 2007, substantially all the holders of the 2002 Notes converted, resulting in a cash payment of $124.3 million for the principal balance and the issuance of 1.0 million shares of GATX common stock for the conversion premium. Also, in 2007, $18.2 million of the 2003 Notes converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million shares issued for the conversion premium. See Note 13 for additional information.

In accordance with GATX’s amended certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2007, 62.2 million shares were issued and 47.9 million shares were outstanding.

A total of 14.1 million shares of common stock were reserved at December 31, 2007, for the following:

Shares
(In millions)

Conversion of outstanding preferred stock	0.1
Conversion of convertible notes	9.9
Incentive compensation programs	4.1
Employee service awards	—

14.1

The reserve for incentive compensation programs consists of shares authorized and available for future issuance under the GATX Corporation 2004 Equity Incentive Compensation Plan and other share-based compensation awards granted but not yet issued. See Note 21 for additional information.

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2007 and 2006, 18,216 and 19,008 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2007 and 2006, the aggregated liquidation preference of both series’ of preferred stock was $1.1 million.

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

NOTE 20.	Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign		Unrealized	Post-
	Currency	Unrealized	Loss on	Retirement
	Translation	Gain (Loss)	Derivative	Benefit
	Gain (Loss)	on Securities	Instruments	Plans	Total

Balance at December 31, 2004	$68.8	$3.9	$(44.1)	$(7.0)	$21.6
Change in component	(38.0)	(0.6)	18.7	(2.1)	(22.0)
Reclassification adjustments into earnings	0.7	(4.4)	3.2	—	(0.5)
Income tax effect	—	1.9	(8.1)	0.8	(5.4)

Balance at December 31, 2005	31.5	0.8	(30.3)	(8.3)	(6.3)
Change in component	33.0	(0.9)	7.2	(59.9)	(20.6)
Reclassification adjustments into earnings	—	(1.0)	2.2	—	1.2
Income tax effect	—	0.7	(1.2)	22.8	22.3

Balance at December 31, 2006	64.5	(0.4)	(22.1)	(45.4)	(3.4)
Change in component	70.0	0.7	(33.9)	32.4	69.0
Reclassification adjustments into earnings	—	0.3	28.9	—	29.3
Income tax effect	—	(0.4)	3.9	(12.3)	(8.7)

Balance at December 31, 2007	$134.5	$0.2	$(23.2)	$(25.3)	$86.2

NOTE 21.	Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (the “2004 Plan”). An aggregate of 3.5 million shares of common stock is authorized under the 2004 Plan and as of December 31, 2007, 2.2 million shares were available for future issuance. The 2004 Plan provides for the granting of nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and phantom stock awards. These awards are more fully described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option/SAR Awards

Stock options/SARs provide for the purchase of common stock and may be granted for periods not longer than seven years from the date of grant (ten years for options granted prior to 2004). SARs entitle the holder to receive the difference between the market price of GATX’s stock at the time of exercise and the exercise price, either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holders to purchase shares of GATX stock at a specified exercise price. The exercise price for both options and SARs is equal to the average of the high and low trading prices of GATX stock on the date of grant. Options/SARs vest and become exercisable commencing on a date no earlier than one year from the date of grant. Compensation expense for these awards is recognized on a graded straight line basis over the applicable vesting period. The vesting period for 2006 grants and prior is three years with 50% vesting after the first year, 25% after the second year and 25% after the third year. The 2007 grants vest ratably over three years. Dividends accrue on all stock options/SARs granted under the 2004 Plan and are paid upon vesting. Dividends continue to be paid until the options/SARs are exercised, cancelled or expired. During 2006 and 2007, only SARs were awarded.

GATX values its stock option/SAR awards using the Black-Scholes model. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The assumptions GATX used in valuing its option/SAR awards were: expected stock price volatility (based on the historical volatility of its stock price), the risk free interest rate (based on the treasury yield curve) and the expected life of the option/SAR (based on historical exercise patterns and post-vesting termination behavior). Additionally, because GATX’s options/SARs are dividend participating, the value of each option/SAR also reflects the present value of the expected dividends to be paid during the estimated life of the option/SAR.

The assumptions GATX used to estimate the fair value of its stock option/SAR awards and the weighted average estimated fair value are noted in the table below:

	2007	2006	2005

Weighted average fair value of SAR/option	$17.29	$15.82	$12.14
Annual dividend	$0.96	$0.84	$0.80
Expected life of the option, in years	4.7	5.2	5.3
Risk free interest rate	4.47%	4.77%	4.31%
Dividend yield	2.10%	2.20%	3.80%
Expected stock price volatility	31.88%	33.55%	34.08%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain data with respect to stock options/SARs activity for the year ended December 31, 2007, are set forth below:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term	Aggregate Intrinsic
	Options/SARs	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	2,181	$32.88
Granted	218	46.81
Exercised	(712)	31.98		$12,133
Forfeited/Cancelled	(43)	35.49
Expired	(17)	31.01

Outstanding at end of period	1,627	35.09	4.0	8,682

Vested and Exercisable at the end of the period	1,274	32.98	3.6	8,052

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $12.1 million, $13.7 million and $10.4 million, respectively. The intrinsic value of a stock option is defined as the difference between its current market value and its exercise price. As of December 31, 2007, there was $3.4 million of unrecognized compensation expense related to nonvested options/SARs, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock and Performance Share Awards

Restricted stock may be granted to key employees, entitling them to receive a specified number of restricted shares of common stock. Restricted shares of common stock carry all dividend and voting rights, but are not transferable prior to the expiration of a specified restriction period, generally three years, as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). Dividends accrue on all restricted shares and are paid upon vesting. Compensation expense is recognized for these awards over the applicable restriction period.

Performance shares may be granted to key employees to focus attention on the achievement of certain strategic objectives. The shares are converted to restricted common stock based on the achievement of predetermined performance goals at the end of a specified performance period as determined by the Compensation Committee. Full vesting of the restricted stock may then be subject to an additional service period, ending no later than the third anniversary of the grant, absent the occurrence of certain events such as retirement, death or disability. Performance shares do not carry voting rights. Dividends accrue on all performance shares and are paid upon vesting. Performance shares are valued based on the closing price for GATX’s stock on the grant date. An estimate of the number of shares expected to vest as a result of actual performance against the performance criteria is made at the time of grant to determine total compensation expense to be recognized. The estimate is re-evaluated annually and total compensation expense is adjusted for any changes in the estimate, with a cumulative catch up adjustment (i.e., the cumulative effect of applying the change in estimate retrospectively) recognized in the period of change. Compensation expense is recognized for these awards over the applicable vesting period, generally three years.

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2007, there was $5.3 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2007, are set forth below:

		Weighted Average
	Number of Share	Grant-Date Fair
	Units Outstanding	Value

Restricted Stock:
Nonvested at beginning of the period	108,062	$35.64
Granted	67,920	46.69
Vested	(6,834)	31.29
Forfeited	(9,351)	38.91

Nonvested at end of period	159,797	40.33

Performance Shares:
Nonvested at beginning of the period	119,546	$35.43
Granted	55,270	46.60
Increase due to estimated performance	29,948	38.71
Vested	(76,942)	32.96
Forfeited	(2,406)	44.16

Nonvested at end of period	125,416	42.08

The total fair value of restricted and performance shares vested during the years ended December 31, 2007, 2006 and 2005, was $3.2 million, $3.7 million and $0.6 million, respectively.

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a portion of their compensation for service on GATX’s Board. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2007, GATX granted 17,946 units of phantom stock and 115,358 units were outstanding as of December 31, 2007.

NOTE 22.	Discontinued Operations

In 2006, GATX agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of wholly owned aircraft closed on November 30, 2006, and the sale of partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

GATX had been in the commercial aircraft leasing business since 1968, building a valuable operating lease platform and portfolio of aircraft. GATX believes that, relative to competitors in the industry, its lower scale and higher cost of capital resulted in a competitive disadvantage and that the sale of the Air business will enable it to realize greater value for its shareholders than could have been realized from continuing to own and operate the business. Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $800 million was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to retire debt and pay transaction costs. The remaining proceeds, including $229.9 million received in 2007, were primarily used to fund new investments in rail, marine and industrial assets and to repurchase GATX common stock under a $300 million stock repurchase program initiated in 2007.

The following table summarizes certain operating data for Discontinued Operations (in millions).

	Years Ended December 31
	2007	2006	2005

Revenues	$0.6	$133.5	$133.9
Loss before taxes	(5.7)	(8.9)	(198.7)

(Loss) income from operations, net of taxes	$(0.8)	$32.1	$(0.5)
Gain (loss) on disposal of segment, net of taxes	18.7	(70.9)	(119.4)

Net income (loss) from discontinued operations	$17.9	$(38.8)	$(119.9)

In 2007, income on disposal of segment primarily consisted of a $20.9 million reversal of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the Air sale. In 2006, loss on disposal of segment was comprised primarily of $60.3 million ($70.9 million including tax effects) of losses realized on dispositions and in 2005, was comprised primarily of impairment charges of $196.4 million ($119.4 million after tax).

Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was zero, $16.4 million and $26.7 million for 2007, 2006 and 2005, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was zero, $6.1 million and $6.9 million for 2007, 2006 and 2005, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

	2007	2006	2005

Operating Activities
Net cash (used in) provided by operating activities	$(48.1)	$91.4	$97.0
Investing Activities
Portfolio investments and capital additions	—	(94.2)	(17.3)
Proceeds from disposal of segment	229.9	1,307.5	9.1
Proceeds from other investing activities	—	50.0	90.9

Net cash provided by investing activities	229.9	1,263.3	82.7
Financing Activities
Net cash used in financing activities	—	(796.0)	(82.4)

Cash provided by discontinued operations, net	$181.8	$558.7	$97.3

Net cash provided by discontinued operations of $181.8 million in 2007 consisted primarily of $227.1 million of proceeds received from the disposition of the Air segment, partially offset by $33.8 million of allocated federal income tax payments, with the balance relating to the payment of accrued sale liabilities and current year operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	Earnings per Share

Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued or reacquired during the year, if applicable, were weighted for the portion of the year that they were outstanding. Diluted earnings per share give effect to potentially dilutive securities, including, convertible preferred stock, stock options, SARs, restricted stock and convertible debt.

At December 31, 2007, GATX had $106.8 million of senior unsecured notes, which were contingently convertible into 4,304,004 common shares at a price of $24.81 per share. The conversion details are discussed in Note 13.

At December 31, 2006, GATX had $124.3 million of senior unsecured notes that were convertible into 3,647,375 common shares at a price of $34.09 per share. These notes matured in February 2007, resulting in a cash payment equal to the principal balance and the issuance of 1.0 million shares for the difference between GATX’s stock price at the time of conversion and the conversion price.

On January 17, 2007, the Company’s Board of Directors authorized a $300 million common stock repurchase program. As of August 31, 2007, the repurchase program was completed with an aggregate of 6.3 million shares having been repurchased. The repurchased shares were recorded as treasury stock under the cost method. On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program expected to be completed in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Year Ended December 31
	2007	2006	2005

Numerator:
Income from continuing operations	$185.8	$151.4	$106.0
Income (loss) from discontinued operations	17.9	(38.8)	(119.9)
Less: Dividends paid and accrued on preferred stock	*	*	0.1

Numerator for basic earnings per share — income (loss) available to common shareholders	$203.7	$112.6	$(14.0)
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	0.1
After-tax interest expense on convertible securities	4.5	12.7	12.9

Numerator for diluted earnings per share — income (loss) available to common shareholders	$208.2	$125.3	$(1.0)
Denominator:
Denominator for basic earnings per share — weighted average shares	49.9	51.0	50.1
Effect of dilutive securities:
Equity compensation plans	0.6	0.8	0.5
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	4.8	10.2	10.3

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	55.4	62.1	61.0
Basic earnings per share:
Income from continuing operations	$3.73	$2.97	$2.12
Income (loss) from discontinued operations	0.36	(0.76)	(2.40)

Total basic earnings per share	$4.09	$2.21	$(0.28)

Diluted earnings per share:
Income from continuing operations	$3.44	$2.65	$1.94
Income (loss) from discontinued operations	0.32	(0.63)	(1.96)

Total diluted earnings per share	$3.76	$2.02	$(0.02)

*	Less than $0.1 million.

NOTE 24.	Foreign Operations

GATX has a number of investments in subsidiaries and affiliated companies that are located in, or derive revenues from, various foreign countries. GATX’s foreign identifiable assets include investments in affiliated companies as well as railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX’s share of affiliates’ earnings. Revenues and identifiable assets are determined to be foreign or U.S. based upon location of the customer; classification of affiliates’ earnings as foreign or domestic is made based on the office location of the affiliate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not derive revenues in excess of 10% of consolidated revenues from continuing operations from any one foreign country for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, 11.0% of the Company’s identifiable assets were in Germany. At December 31, 2006, no foreign country represented more than 10% of GATX’s identifiable assets from continuing operations. At December 31, 2005, 12.2% of the Company’s identifiable assets were in Canada and 10.4% were in Germany.

The table below presents certain GATX data for continuing operations (in millions):

	Year Ended or at December 31
	2007	2006	2005

Revenues
Foreign	$293.3	$253.8	$215.2
United States	959.5	899.2	814.2

	$1,252.8	$1,153.0	$1,029.4

Share of Affiliates’ Earnings
Foreign	$70.8	$64.2	$62.1
United States	22.4	11.9	11.6

	$93.2	$76.1	$73.7

Identifiable Balance Sheet Assets
Foreign	$1,790.3	$1,614.6	$1,465.8
United States	2,935.3	2,800.2	2,074.7

	$4,725.6	$4,414.8	$3,540.5

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

GATX leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and ASC.

Rail is principally engaged in leasing tank and freight railcars and locomotives in North America and Europe. Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.

Specialty is primarily focused on providing leasing and related remarketing and asset management services in the marine and industrial equipment markets. The Specialty portfolio consists primarily of operating and direct finance lease assets; joint venture investments; loans; and interests in residual values involving a variety of underlying asset types, including marine, rail, industrial and other equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities.

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are set at 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is presented on a comparable basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present certain segment data for the years ended December 31, 2007, 2006 and 2005 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2007 Profitability
Revenues
Lease income	$839.5	$51.5	$4.2	$—	$895.2
Marine operating revenue	—	—	228.7	—	228.7
Asset remarketing income	32.2	29.2	—	—	61.4
Other income	59.7	7.0	0.1	0.7	67.5

Total revenues	931.4	87.7	233.0	0.7	1,252.8
Share of affiliates’ earnings	18.8	74.4	—	—	93.2

Total gross income	950.2	162.1	233.0	0.7	1,346.0
Depreciation	165.8	13.0	12.6	—	191.4
Interest expense, net	114.0	15.8	9.9	(11.8)	127.9
Operating lease expense	153.4	2.7	—	(0.3)	155.8

Total ownership costs	433.2	31.5	22.5	(12.1)	475.1
Other operating costs	249.7	13.1	189.8	1.0	453.6

Segment profit	267.3	117.5	20.7	11.8	417.3
SG&A					158.7

Income from continuing operations before taxes					258.6
Income taxes					72.8

Income from continuing operations					185.8

Selected Balance Sheet Data
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6
Capital Expenditures
Portfolio investments and capital additions	494.0	141.0	4.4	1.4	640.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2006 Profitability
Revenues
Lease income	$780.0	$42.0	$4.2	$—	$826.2
Marine operating revenue	—	—	205.6	—	205.6
Asset remarketing income	19.7	27.9	—	—	47.6
Other income	60.6	12.4	—	0.6	73.6

Total revenues	860.3	82.3	209.8	0.6	1,153.0
Share of affiliates’ earnings	22.7	53.4	—	—	76.1
Total gross income	883.0	135.7	209.8	0.6	1,229.1
Depreciation	146.1	7.0	10.2	—	163.3
Interest expense, net	98.6	16.9	8.1	5.6	129.2
Operating lease expense	163.0	3.9	—	(0.3)	166.6

Total ownership costs	407.7	27.8	18.3	5.3	459.1
Other operating costs	227.4	9.0	159.5	(0.1)	395.8

Segment profit (loss)	247.9	98.9	32.0	(4.6)	374.2
SG&A					146.7

Income from continuing operations before taxes					227.5
Income taxes					76.1

Income from continuing operations					151.4

Selected Balance Sheet Data
Investments in affiliated companies	109.7	182.2	—	—	291.9
Identifiable assets	3,365.6	491.9	302.6	254.7	4,414.8
Capital Expenditures
Portfolio investments and capital additions	533.6	94.1	127.7	7.7	763.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2005 Profitability
Revenues
Lease income	$729.4	$31.4	$2.4	$—	$763.2
Marine operating revenue	—	—	135.7	—	135.7
Asset remarketing income	13.3	28.1	—	—	41.4
Other income	65.5	20.8	0.2	2.6	89.1

Total revenues	808.2	80.3	138.3	2.6	1,029.4
Share of affiliates’ earnings	13.7	60.0	—	—	73.7

Total gross income	821.9	140.3	138.3	2.6	1,103.1
Depreciation	132.1	4.2	6.5	—	142.8
Interest expense, net	77.9	16.8	5.1	6.0	105.8
Operating lease expense	176.2	4.1	—	(0.3)	180.0

Total ownership costs	386.2	25.1	11.6	5.7	428.6
Other operating costs	234.2	9.1	108.3	9.3	360.9

Segment profit (loss)	201.5	106.1	18.4	(12.4)	313.6
SG&A					141.0

Income from continuing operations before taxes					172.6
Income taxes					66.6

Income from continuing operations					106.0

Selected Balance Sheet Data
Investments in affiliated companies	99.7	184.2	—	—	283.9
Identifiable assets	2,719.4	455.5	165.8	199.8	3,540.5
Capital Expenditures
Portfolio investments and capital additions	402.9	92.6	3.2	4.5	503.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26.	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	In millions, except per share data

2007
Gross Income	$274.9	$347.3	$379.9	$343.9	$1,346.0
Income from continuing operations	37.0	43.5	63.9	41.4	185.8
(Loss) income from discontinued operations	(2.1)	(1.1)	21.7	(0.6)	17.9

Net income	$34.9	$42.4	$85.6	$40.8	$203.7

Per Share Data:(a)
Basic:
Income from continuing operations	$0.71	$0.86	$1.31	$0.87	$3.73
(Loss) income from discontinued operations	(0.04)	(0.03)	0.45	(0.01)	0.36

Total	$0.67	$0.83	$1.76	$0.86	$4.09

Diluted:
Income from continuing operations	$0.65	$0.79	$1.21	$0.81	$3.44
(Loss) income from discontinued operations	(0.03)	(0.02)	0.41	(0.02)	0.32

Total	$0.62	$0.77	$1.62	$0.79	$3.76

2006
Gross Income	$271.0	$303.9	$336.2	$318.0	$1,229.1
Income from continuing operations	38.1	41.0	43.6	28.7	151.4
Income (loss) from discontinued operations	8.3	(0.3)	(54.2)	7.4	(38.8)

Net income (loss)	$46.4	$40.7	$(10.6)	$36.1	$112.6

Per Share Data:(a)
Basic:
Income from continuing operations	$0.75	$0.81	$0.86	$0.55	$2.97
Income (loss) from discontinued operations	0.17	(0.01)	(1.07)	0.15	(0.76)

Total	$0.92	$0.80	$(0.21)	$0.70	$2.21

Diluted:
Income from continuing operations	$0.67	$0.72	$0.76	$0.51	$2.65
Income (loss) from discontinued operations	0.14	(0.01)	(0.88)	0.12	(0.63)

Total	$0.81	$0.71	$(0.12)	$0.63	$2.02

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GATX Corporation

We have audited GATX Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, GATX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of GATX Corporation and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 29, 2008

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 14, 2008, which sections are incorporated herein by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation of Executive Officers” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 14, 2008, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 14, 2008, which sections are incorporated herein by reference.

Equity Compensation Plan Information (as of December 31, 2007):

	Number of Securities				Number of Securities Remaining
	to be Issued		Weighted-Average		Available for Future Issuance
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders	1,867,855	(1)	$35.09	(2)	2,234,434
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	1,867,855				2,234,434

(1)	Consists of 1,627,081 stock options outstanding, 125,416 performance shares estimated at target and 115,358 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted stock or phantom stock units.

See Note 21 to the Consolidated Financial Statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 14, 2008, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 14, 2008, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I, Condensed Financial Information of Registrant, will be filed as an amendment to this report on or before March 30, 2008. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

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
February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney February 29, 2008		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Lyons Robert C. Lyons February 29, 2008		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William M. Muckian William M. Muckian February 29, 2008		Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

James M. Denny		Director
Richard Fairbanks		Director
Deborah M. Fretz		Director
Ernst A. Häberli		Director
Mark G. McGrath		Director
Michael E. Murphy		Director
David S. Sutherland		Director
Casey J. Sylla		Director

By	/s/ Deborah A. Golden Deborah A. Golden (Attorney in Fact) February 29, 2008	Senior Vice President, General Counsel and Secretary (Attorney in Fact)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

Filed with this Report:
4.12	Indenture dated February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee.
10.27	Amendment to Executive Deferred Income Plan Participation Agreements between GATX Corporation and participating directors and executive officers for Plan Years 1984, 1985 and 1987, effective as of December 7, 2007.*
10.28	Amendment of GATX Corporation 1995 Long-Term Incentive Compensation Plan, effective as of December 7, 2007.*
10.29	Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan, effective as of December 7, 2007.*
10.30	Amendment of GATX Corporation Cash Incentive Compensation Plan, effective as of December 7, 2007.*
10.31	Amendment of GATX Corporation Directors’ Phantom Stock Plan, effective as of December 7, 2007.*
10.32	Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007.*
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.	107
21	Subsidiaries of the Registrant.	108
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	109
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).	110
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).	111
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).	112
Incorporated by Reference:
2.1	Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
2.2	Supplemental Agreement dated as of November 30, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.3	Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.3 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.4	Third Supplemental Agreement dated as of January 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.4 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.5	Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.5 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.

Exhibit
Number	Exhibit Description	Page

2.6	Fifth Supplemental Agreement dated as of February 6, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.6 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.7	Sixth Supplemental Agreement dated as of May 16, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.
2.8	Seventh Supplemental Agreement dated as of May 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 4.1 to GATX’s Registration Statement on Form S-8 filed August 20, 2007 (No. 333-145581).
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated May 11, 2007, file number 1-2328.
4.1	Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation’s Form S-3, file number 33-30300.
4.2	Supplemental Indenture dated as of December 18, 1991 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation’s Form S-3, file number 33-64474.
4.3	Second Supplemental Indenture dated as of January 2, 1996 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.3 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.4	Third Supplemental Indenture dated as of October 14, 1997 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.4 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.5	Indenture dated as of October 1, 1987 between General American Transportation Corporation and The Chase Manhattan Bank (National Association) is incorporated herein by reference to General American Transportation Corporation’s Form S-3, file number 33-17692.
4.6	First Supplemental Indenture dated as of May 15, 1988 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4.7	Second Supplemental Indenture dated as of March 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated March 15, 1990, file number 2-54754.
4.8	Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated June 29, 1990, file number 2-54754.
4.9	Fourth Supplemental Indenture dated as of June 15, 1996 between General American Transportation Corporation and the Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation’s Form 8-K dated January 26, 1996, file number 2-54754.
4.10	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.

Exhibit
Number	Exhibit Description	Page

4.11	Indenture dated as of August 15, 2003 between GATX Corporation, GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated November 13, 2003, file number 33-110451.
10.1	Amended and Restated Five Year Credit Agreement dated as of May 15, 2007 between GATX Corporation, the lenders listed therein, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to GATX’s Form 8-K dated May 16, 2007, file number 1-8319.
10.2	GATX Corporation 1995 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.*
i. Amendment of said Plan effective as of January 31, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328.*
ii. Amendment of said Plan effective as of December 5, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.*
iii. Amendment of said Plan effective as of April 24, 1998, Amendment of said Plan effective June 9, 2000, and Amendment of said Plan effective January 26, 2001, is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328.*
10.3	GATX Corporation Deferred Fee Plan for Directors, as amended and restated July 1, 1998 is incorporated herein by reference to Exhibit 10C to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.*
10.4	1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, is incorporated herein by reference to Exhibit 10F to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.5	1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, is incorporated herein by reference to Exhibit 10G to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.6	1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, is incorporated herein by reference to Exhibit 10H to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.7	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.*
10.8	Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors is incorporated herein by reference to Exhibit 10K to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.*
10.9	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993 is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328.*
10.10	Summary of the Directors’ Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996 is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.*

Exhibit
Number	Exhibit Description	Page

10.11	Amended and Restated Agreements for Continued Employment Following a Change of Control between GATX Corporation and Messrs. Kenney and Earl and Ms. Duddy dated as of August 6, 2004 is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.12	Agreement for Continued Employment Following a Change of Control between GATX Corporation and Mr. Lyons dated as of October 18, 2005 is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, file number 1-2328.*
10.13	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals that qualify the award as performance based compensation under 162(m) of the Internal Revenue Code is incorporated herein by reference to Exhibit 10C to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.14	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals is incorporated herein by reference to Exhibit 10D to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.15	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.16	Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.17	GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*
10.18	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*
10.19	Performance Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals is incorporated by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.*
10.20	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.21	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.22	Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated by reference to GATX’s Form 8-K dated July 21, 2006, file number 1-2328.*
10.23	Agreement for Continued Employment following a Change of Control Between GATX Corporation and Ms. Golden dated as of January 9, 2006, incorporated by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the year ended December 31, 2006.*

Exhibit
Number	Exhibit Description	Page

10.24	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*
10.25	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 8, 2007, incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
10.26	GATX Corporation 2004 Equity Incentive Compensation Plan Restricted Common Stock Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*
99.2	Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements