Form 10-K/A
period 2007-12-31
GATX CORP
filed 2008-03-27
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.4 billion as of June 30, 2007.
     As of January 31, 2008, 47.9 million common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement filed on March 14, 2008	PART III

Explanatory Note
     This Amendment No. 1 (this “Amendment’’) to GATX Corporation’s (“GATX’’) Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008 (the “Original Filing’’), is being filed for the purpose of disclosing Schedule I, Condensed Financial Information of Registrant, in “Item 15, Exhibits, Financial Statement Schedules”. This Amendment also includes revisions to “Item 8, Financial Statements and Supplementary Data” and “Item 9A, Controls and Procedures”. While these Items are presented in their entirety, the only changes made to them relate to the Report of Independent Registered Public Accounting Firm with respect to the consolidated financial statements and Report of Independent Registered Public Accounting Firm with respect to internal controls, which, in each case, have been updated to make reference to the financial statement schedule (Schedule I). No other changes have been made to the Original Filing.

Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Consent of Ernst & Young LLP
CEO Certification
CFO Certification
CEO and CFO Certification

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of GATX Corporation
     We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst &Young LLP
Chicago, Illinois
March 26, 2008

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of GATX Corporation
     We have audited GATX Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements and the financial statement schedule listed in the index at Item 15(a) of GATX Corporation and our report dated March 26, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 26, 2008

Changes in Internal Control Over Financial Reporting
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1.  Financial Statements
Documents Filed as Part of this Report:
Report of Independent Registered Public Accounting Firm with respect to the consolidated financial statements
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes in Shareholders’ Equity — December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income  (Loss)— Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm with respect to internal controls
2.	Financial Statement Schedules:
     Schedule I — Condensed Financial Information of Registrant
     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.
3.	Exhibits.
     See Exhibit Index included herewith and incorporated by reference hereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CORPORATION (Registrant)
/s/ Brian A. Kenney
Brian A. Kenney
Chairman, President and Chief Executive Officer
March 27, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney March 27, 2008	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Robert C. Lyons Robert C. Lyons March 27, 2008	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ William M. Muckian William M. Muckian March 27, 2008	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
James M. Denny	Director
Richard Fairbanks	Director
Deborah M. Fretz	Director
Ernst A. Häberli	Director
Mark G. McGrath	Director
Michael E. Murphy	Director
David S. Sutherland	Director
Casey J. Sylla	Director
By /s/ William M. Muckian William M. Muckian March 27, 2008	Senior Vice President, Controller and Chief Accounting Officer (Attorney in Fact)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GATX CORPORATION
(Parent Company)
BALANCE SHEETS

	December 31
	2007	2006
	In millions
Assets
Cash and cash equivalents	$41.6	$158.3
Operating assets and facilities, net	1,874.9	1,656.8
Investment in subsidiaries	1,341.9	1,395.6
Other assets	372.5	374.7

Total Assets	$3,630.9	$3,585.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$47.9	$31.6
Debt	1,922.2	1,801.2
Other liabilities	511.3	584.9

Total Liabilities	2,481.4	2,417.7
Total Shareholders’ Equity	1,149.5	1,167.7

Total Liabilities and Shareholders’ Equity	$3,630.9	$3,585.4

The accompanying note is an integral part of these consolidated financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
GATX CORPORATION
(Parent Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006	2005
	In millions
Gross Income
Lease income	$485.9	$446.2	$380.8
Other income	75.6	97.6	95.5

Total Gross Income	561.5	543.8	476.3
Ownership Costs
Depreciation	100.8	87.1	65.4
Interest expense, net	57.0	58.6	29.0
Operating lease expense	99.0	110.3	128.4

Total Ownership Costs	256.8	256.0	222.8
Other Costs and Expenses
Maintenance expense	137.0	135.3	110.4
Selling, general and administrative	119.6	109.0	109.7
Other	30.3	19.9	42.4

Total Other Costs and Expenses	286.9	264.2	262.5

Income from Continuing Operations before Income Taxes and Equity in Net Income of Subsidiaries	17.8	23.6	(9.0)
Income Taxes	6.3	6.7	6.7

Income from Continuing Operations before Equity in Net Income of Subsidiaries	11.5	16.9	(15.7)
Income of Subsidiaries	174.3	134.5	121.7

Income from Continuing Operations	185.8	151.4	106.0
Income (Loss) from Discontinued Operations, Net of tax	17.9	(38.8)	(119.9)

Net Income (Loss)	$203.7	$112.6	$(13.9)

The accompanying note is an integral part of these consolidated financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)
GATX CORPORATION
(Parent Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
	In millions
Operating Activities
Net cash provided by operating activities	$184.5	$174.0	$62.2

Investing Activities
Capital additions	(377.7)	(532.8)	(468.2)
Proceeds from sale-leaseback	—	—	201.3
Portfolio proceeds and other	129.3	142.0	101.5
Purchases of leased in assets	—	(260.9)	—
Capital distributions from subsidiaries, net	199.3	437.4	373.7

Net cash (used in) provided by investing activities	(49.1)	(214.3)	208.3

Financing Activities
Repayments of debt (original maturities longer than 90 days)	(154.0)	(338.8)	(463.9)
Net increase (decrease) in debt with original maturities of 90 days or less	242.8	—	(55.0)
Proceeds from issuances of debt (original maturities longer than 90 days)	—	499.8	327.4
Stock repurchases	(300.2)	—	—
Employee exercises of stock options	21.9	31.3	23.6
Cash dividends	(47.6)	(43.4)	(40.0)
Other	(15.0)	(4.2)	(31.1)

Net cash (used in) provided by financing activities	(252.1)	144.7	(239.0)

Net (decrease) increase in cash and cash equivalents during the period	(116.7)	104.4	31.5
Cash and Cash Equivalents at beginning of period	158.3	53.9	22.4
Cash and Cash Equivalents at end of period	$41.6	$158.3	$53.9

Total Cash Distributions from Subsidiaries	$391.5	$533.0	$375.5

The accompanying note is an integral part of these consolidated financial statements.

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

The accompanying note is an integral part of these consolidated financial statements.

Note to Condensed Financial Statements
Basis of Presentation
The condensed financial statements represent the financial position and results of and cash flows from operations of GATX Corporation (“GATX” or the “Company”), the parent company. In these parent-company-only financial statements, GATX’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is also included in income using the equity method. The condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
During 2007, GATX consummated the merger of its wholly owned subsidiary, GATX Financial Corporation, with and into its parent, GATX. As a result, the condensed financial statements for all periods presented have been restated to reflect this change.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:
23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).