Form 10-Q
period 2008-03-31
GATX CORP
filed 2008-04-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008, 45.9 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	March 31	December 31
	2008	2007
Assets

Cash and Cash Equivalents	$124.8	$104.4
Restricted Cash	41.6	44.7

Receivables
Rent and other receivables	64.7	91.1
Finance leases	330.3	334.6
Loans	7.6	8.8
Less: allowance for possible losses	(11.1)	(11.0)

	391.5	423.5

Operating Assets and Facilities
Rail	4,958.2	4,908.5
Specialty	205.3	209.7
ASC	368.9	365.6
Less: allowance for depreciation	(1,993.1)	(1,974.4)

	3,539.3	3,509.4

Investments in Affiliated Companies	330.6	317.8
Goodwill	109.6	104.4
Other Assets	260.1	221.4

Total Assets	$4,797.5	$4,725.6

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$124.1	$119.6
Debt
Commercial paper and bank credit facilities	11.6	247.3
Recourse	2,405.1	2,039.9

Capital lease obligations	69.3	72.5

	2,486.0	2,359.7
Deferred Income Taxes	732.3	722.8
Other Liabilities	318.0	374.0
Total Liabilities	3,660.4	3,576.1
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,867 and 18,216 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2008 and December 31, 2007, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 62,191,739 and 62,171,716 shares issued and 45,866,053 and 47,899,897 shares outstanding as of March 31, 2008 and December 31, 2007, respectively)	38.8	38.7
Additional paid in capital	516.4	514.3
Retained earnings	979.0	939.0
Accumulated other comprehensive income (loss)	108.1	86.2
Treasury shares, at cost (16,325,686 shares at March 31, 2008 and 14,271,819 at December 31, 2007)	(505.2)	(428.7)

Total Shareholders’ Equity	1,137.1	1,149.5

Total Liabilities and Shareholders’ Equity	$4,797.5	$4,725.6

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended
	March 31
	2008	2007
Gross Income
Lease income	$234.8	$217.9
Marine operating revenue	14.1	7.6
Interest income on loans	0.2	0.9
Asset remarketing income	20.9	10.0
Fees	1.7	0.7
Other income	17.5	14.3

Revenues	289.2	251.4
Share of affiliates’ earnings	21.9	23.5

Total Gross Income	311.1	274.9

Ownership Costs
Depreciation	48.2	42.2
Interest expense, net	35.5	29.9
Operating lease expense	38.0	39.1

Total Ownership Costs	121.7	111.2

Other Costs and Expenses
Maintenance expense	60.8	52.6
Marine operating expense	11.5	5.9
Selling, general and administrative	38.5	38.0
Asset impairment charges	—	1.5
Other	11.2	6.8

Total Other Costs and Expenses	122.0	104.8

Income from Continuing Operations before Income Taxes	67.4	58.9
Income Taxes	15.2	21.9

Income from Continuing Operations	52.2	37.0
Loss from Discontinued Operations, net of taxes	—	(2.1)

Net Income	$52.2	$34.9

Per Share Data
Basic:
Income from continuing operations	$1.11	$0.71
Loss from discontinued operations	—	(0.04)

Total	$1.11	$0.67

Average number of common shares	46.8	52.2

Diluted:
Income from continuing operations	$1.03	$0.65
Loss from discontinued operations	—	(0.03)

Total	$1.03	$0.62

Average number of common shares and common share equivalents	51.6	59.1

Dividends declared per common share	$0.27	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Three Months Ended
	March 31
	2008	2007
Operating Activities
Net income	$52.2	$34.9
Add: Loss from discontinued operations	—	2.1

Income from continuing operations	52.2	37.0
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(24.0)	(10.1)
Depreciation	51.2	44.6
Asset impairment charges	—	1.5
Deferred income taxes	6.4	14.7
Share of affiliates’ earnings, net of dividends	(11.7)	(16.7)
Income taxes payable	2.5	1.8
Operating lease payable	(49.4)	(45.1)
Other	5.8	15.2

Net cash provided by operating activities of continuing operations	33.0	42.9

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(61.3)	(108.8)
Loans extended	—	(6.3)
Investments in affiliates	(4.5)	—
Other	(5.6)	(0.1)

Portfolio investments and capital additions	(71.4)	(115.2)
Purchases of leased-in assets	(21.7)	(6.8)
Portfolio proceeds	66.1	77.8
Proceeds from sales of other assets	8.2	4.1
Net decrease (increase) in restricted cash	3.1	(1.2)

Net cash used in investing activities of continuing operations	(15.7)	(41.3)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	342.1	—
Repayments of debt (original maturities longer than 90 days)	(11.7)	(154.1)
Net (decrease) increase in debt with original maturities of 90 days or less	(235.2)	260.7
Payments on capital lease obligations	(3.3)	(3.3)
Stock repurchases	(76.5)	(97.8)
Employee exercises of stock options	0.1	7.2
Cash dividends	(12.3)	(12.6)

Net cash provided by financing activities of continuing operations	3.2	0.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	0.6
Cash Flows of Discontinued Operations (see Note 14)
Net cash used in operating activities	—	(8.8)
Net cash provided by investing activities	—	227.1

Net increase in Cash and Cash Equivalents during the period	20.4	220.6
Cash and Cash Equivalents at beginning of period	104.4	196.2
Cash and Cash Equivalents at end of period	$124.8	$416.8

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008.
     GATX adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants at the measurement date.” The adoption of SFAS No. 157 had no effect on GATX’s consolidated financial statements. See Note 12 of the Notes to Consolidated Financial Statements for a complete discussion of SFAS No. 157.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended
	March 31
	2008	2007
Revenues	$159.3	$150.4
Pre-tax income reported by affiliates	45.3	57.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended March 31, 2008 and 2007, were as follows (in millions):

			2008 Retiree	2007 Retiree
	2008 Pension	2007 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.5	$—	$—
Interest cost	5.9	5.8	0.8	0.9
Expected return on plan assets	(8.0)	(7.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	—	—	—
Unrecognized net loss	0.3	1.1	0.1	0.2

Net costs	$(0.8)	$0.8	$0.9	$1.1

     The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2008, may differ from these estimates.
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	March 31	December 31
	2008	2007
Affiliate guarantees	$20.7	$20.7
Asset residual value guarantees	121.8	121.7
Lease payment guarantees	64.8	68.8
Other	77.8	77.8

Total guarantees	285.1	289.0
Standby letters of credit and bonds	17.7	17.7

	$302.8	$306.7

     At March 31, 2008, the recorded value of GATX’s guarantees was a liability of $9.9 million. The expirations of these guarantees range from 2008 to 2019.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized by an affiliate to acquire or lease-in assets, which are subsequently leased-out to third parties, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
     Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recognized when realized). Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the settlement of residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments of unrelated parties in exchange for a fee.
     Other consists of GATX’s indemnification of Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd. (“GFAC”), a joint venture partially owned by GATX, in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s indemnification obligation is capped at $77.8 million. No liability has been recorded with respect to this indemnification as GATX believes that the likelihood of having to perform under the indemnity is remote.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At March 31, 2008, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2006. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events as defined in FIN 46(R) that may result in GATX becoming the primary beneficiary. GATX’s maximum exposure to loss with respect to these VIEs is approximately $125.0 million, of which $105.2 million was the aggregate carrying value of these investments recorded on the balance sheet at March 31, 2008. The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.
NOTE 7. Comprehensive Income
     The components of comprehensive income for the three months ended March 31 were as follows (in millions):

	2008	2007
Net income	$52.2	$34.9
Other comprehensive income, net of tax:
Foreign currency translation gain	32.4	7.2
Unrealized gain (loss) on securities	0.3	(3.7)
Unrealized (loss) gain on derivative instruments	(10.9)	6.5
Post retirement benefit plans	0.1	—

Comprehensive Income	$74.1	$44.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation
     In the first quarter of 2008, GATX granted 297,600 stock appreciation rights (“SAR”), 62,818 restricted stock units and 69,870 performance shares. For the three months ended March 31, 2008, and 2007, total share-based compensation expense was $2.3 million ($1.4 million after tax) and $2.0 million ($1.2 million after tax), respectively.
     The weighted average estimated fair value of GATX’s 2008 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2008 SAR grant is three years, with 1/3 vesting after each year.

2008
Weighted average fair value of SAR award	$12.11
Annual dividend	$1.08
Expected life of the option, in years	4.4
Risk free interest rate	2.39%
Dividend yield	3.0%
Expected stock price volatility	29.86%
NOTE 9. Income Taxes
     GATX’s effective tax rate for continuing operations was 23% for the three months ended March 31, 2008, compared to 37% for the three months ended March 31, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year period, lower statutory tax rates in a number of foreign jurisdictions has benefited GATX’s overall effective tax rate.
     As of March 31, 2008, GATX’s gross liability for unrecognized tax benefits totaled $50.8 million, which, if fully recognized, would decrease income tax expense by $34.6 million ($32.5 million net of federal tax).
NOTE 10. Capital Structure and Earnings Per Share
     As of March 31, 2008, the Company had $106.1 million of convertible notes outstanding, which were convertible into GATX Corporation common stock at a price of $24.81 per share.
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program expected to be completed in 2008. As of March 31, 2008, 2.1 million shares have been repurchased for $76.5 million. The repurchased shares were recorded as treasury stock under the cost method.
     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued or reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share give effect to the impact of potentially dilutive securities, including, convertible preferred stock, stock options, SARs, restricted stock and convertible debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months
	Ended March 31
	2008	2007
Numerator:
Income from continuing operations	$52.2	$37.0
Loss from discontinued operations	—	(2.1)
Less: Dividends paid and accrued on preferred stock	*	*

Numerator for basic earnings per share — income available to common shareholders	$52.2	$34.9

Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*
After-tax interest expense on convertible securities	0.9	1.5

Numerator for diluted earnings per share — income available to common shareholders	$53.1	$36.4

Denominator:
Denominator for basic earnings per share — weighted average shares	46.8	52.2

Effect of dilutive securities:
Equity compensation plans	0.4	0.8
Convertible preferred stock	0.1	0.1
Convertible securities	4.3	6.0

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	51.6	59.1

Basic earnings per share:
Income from continuing operations	$1.11	$0.71
Loss from discontinued operations	—	(0.04)

Total basic earnings per share	$1.11	$0.67

Diluted earnings per share:
Income from continuing operations	$1.03	$0.65
Loss from discontinued operations	—	(0.03)

Total diluted earnings per share	$1.03	$0.62

*	Less than $0.1 million.
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
     Specialty provides leasing and related remarketing and asset management services in the marine and industrial equipment markets. The Specialty portfolio consists primarily of operating and direct finance lease assets; joint venture investments; loans; and interests in residual values involving a variety of underlying asset types, including marine, rail, industrial and other equipment.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables present certain segment data for the three months ended March 31, 2008 and 2007 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended March 31, 2008
Profitability
Revenues	$248.0	$25.8	$15.2	$0.2	$289.2
Share of affiliates’ earnings	5.5	16.4	—	—	21.9

Total gross income	253.5	42.2	15.2	0.2	311.1
Total ownership costs	111.9	8.6	2.4	(1.2)	121.7
Total operating costs	67.8	3.6	12.1	—	83.5

Segment profit	73.8	30.0	0.7	1.4	105.9
SG&A					38.5

Income from continuing operations before income taxes					67.4
Capital Expenditures
Portfolio investments and capital additions	54.5	6.7	3.3	6.9	71.4
Selected Balance Sheet Data at March 31, 2008
Investments in affiliated companies	143.7	186.9	—	—	330.6
Identifiable assets	3,816.2	516.3	276.8	188.2	4,797.5

Three Months Ended March 31, 2007
Profitability
Revenues	$228.4	$14.3	$8.7	$—	$251.4
Share of affiliates’ earnings	5.4	18.1	—	—	23.5

Total gross income	233.8	32.4	8.7	—	274.9
Total ownership costs	106.3	7.3	2.5	(4.9)	111.2
Total operating costs	60.3	0.5	6.0	—	66.8

Segment profit	67.2	24.6	0.2	4.9	96.9
SG&A					38.0

Income from continuing operations before income taxes					58.9
Capital Expenditures
Portfolio investments and capital additions	104.1	12.0	1.6	(2.5)	115.2
Selected Balance Sheet Data at December 31, 2007
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6
NOTE 12. Fair Value Disclosure
     The Company adopted SFAS No. 157 Fair Value Measurements, on January 1, 2008. SFAS No. 157 applies to all financial instruments being measured and reported on a fair value basis.
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
     Level 1 - Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Level 2 - Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. At March 31, 2008, GATX had no Level 3 financial instruments.
     At March 31, 2008, the fair values of GATX’s financial instruments, which are remeasured on a recurring basis, are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Derivatives, including warrants	$15.5	—	$15.5	—
Available for sale equity securities	$5.3	$5.3	—	—

Liabilities
Derivatives	$31.7	—	$31.7	—
NOTE 13. Legal Proceedings and Other Contingencies
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely. For a discussion of these matters, please refer to Note 18 Legal Proceedings and Other Contingencies reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. Except as noted below, there have been no material changes or developments in these matters.
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (“Agreement”) to purchase shares of Kolsped S.A. (the “Kolsped”) which was an indirect subsidiary of PKP. The condition allegedly breached required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note for an amount up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (“Kolsped Note”). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP.
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for PLN 88,239,219, which consists of the principal amount, interest and costs allegedly paid by PKP to the bank. The PLN 88,239,219 in damages that PKP is seeking equates to approximately U.S. $40 million based on current exchange rates. PKP is also claiming an unquantified amount of statutory interest on any amounts that the court may eventually award to PKP. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005 to the date of the award.
     On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
governing limitations period. The first day of trial was held on March 5, 2008, and the second day is scheduled for May 26, 2008.
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
NOTE 14. Discontinued Operations
     Discontinued operations consists of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes.
     The following table summarizes certain operating data for discontinued operations for the three months ended March 31, (in millions):

2007
Revenues	$0.5
Loss before taxes	(3.5)

Loss from operations, net of taxes	(0.6)
Loss on disposal of segment, net of taxes	(1.5)

Net loss from discontinued operations	$(2.1)

     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows for the three months ended March 31 (in millions):

2007
Operating Activities
Net cash used in operating activities	$(8.8)
Investing Activities
Proceeds from disposal of segment	227.1

Cash provided by discontinued operations, net	$218.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
Business Overview
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
     Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. For further information, refer to GATX’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission (“SEC”), which contains the Company’s consolidated financial statements for the year ended December 31, 2007.
     The Company’s former Air segment has been segregated as discontinued operations for all periods presented; see “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended
	March 31
	2008	2007
Gross Income
Rail	$253.5	$233.8
Specialty	42.2	32.4
ASC	15.2	8.7

Total segment gross income	310.9	274.9
Other income	0.2	—

Consolidated Gross Income	311.1	274.9

Segment Profit
Rail	73.8	67.2
Specialty	30.0	24.6
ASC	0.7	0.2

Total Segment Profit	104.5	92.0
Less:
Selling, general and administrative expenses	38.5	38.0
Unallocated interest expense, net	(1.1)	(4.8)
Other, including eliminations	(0.3)	(0.1)
Income taxes	15.2	21.9

Income from continuing operations	52.2	37.0
Loss from discontinued operations, net of taxes	—	(2.1)

Consolidated Net Income	$52.2	$34.9

Basic earnings per share — income from continuing operations	$1.11	$0.71
Diluted earnings per share — income from continuing operations	$1.03	$0.65

Income from continuing operations, excluding tax benefits	$45.4	$37.0
Diluted earnings per share, excluding tax benefits	$0.90	$0.65
Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the trailing twelve months ended March 31:

	2008	2007
ROE	17.9%	13.7%
ROE excluding tax benefits	15.5%	13.2%

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
Rail
Segment Summary
     In the current quarter, Rail achieved lease rate increases on renewals, however, economic weakness in North America continued to reduce demand for certain railcar types. In particular, cars serving housing construction related industries continued to experience the most pressure. North American average lease renewal pricing on cars in the GATX Lease Price Index (LPI) (see definition below) increased 11.6% over the average expiring lease rates, compared to 10.1% for the fourth quarter of 2007 and 19.3% for the first quarter of 2007. The decrease in the percentage change in lease renewal rates in 2008 compared to the first quarter of 2007 was primarily due to lower average renewal lease rates. Lease terms on renewals for LPI cars averaged 65 months in the first quarter of 2008, compared to 68 months for the fourth quarter of 2007 and 63 months in the first quarter of 2007. North American fleet utilization increased slightly to 98.1% from 97.9% at the end of the 2007, reflecting continued stable demand for general service tank cars, a cornerstone of the GATX fleet. In Europe, fleet utilization increased to 97.5% from 97.2% at the end of 2007, as demand remained strong across all car types. During the first three months of 2008, Rail’s portfolio investments were $54.5 million compared to $104.1 million for the comparable prior year period. Rail’s investments consisted primarily of $30.3 million pursuant to existing new railcar commitments.
     Rail has historically provided information regarding the percentage change in renewal lease rates (new rate versus expiring rate) on a basket of nine common car types. In the first quarter of 2008, Rail modified its methodology by establishing the GATX Lease Price Index. The LPI incorporates a broader cross-section of Rail’s fleet and is more reflective of the overall composition of the fleet with respect to tank and freight car categories. For reference, the first quarter of 2008 renewal lease rate increase under the prior basket calculation was 18.0%. Historical LPI data is available at www.gatx.com.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2008	2007
Gross Income
Lease income	$219.5	$204.8
Asset remarketing income	11.0	9.8
Fees	0.3	0.3
Other income	17.2	13.5

Revenues	248.0	228.4
Affiliate earnings	5.5	5.4

	253.5	233.8

Ownership Costs
Depreciation	44.2	39.6
Interest expense, net	30.1	28.3
Operating lease expense	37.6	38.4

	111.9	106.3

Operating Costs
Maintenance expense	60.2	52.3
Asset impairment charges	—	—
Other operating expenses	7.6	8.0

	67.8	60.3

Segment profit	$73.8	$67.2

Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended
	March 31
	2008	2007
North America	$172.6	$168.4
Europe	38.3	29.7
Locomotives	8.6	6.7

	$219.5	$204.8

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars:

	Three Months Ended
	March 31
	2008	2007
Beginning balance	112,445	110,478
Cars added	725	1,153
Cars scrapped or sold	(2,416)	(797)

Ending balance	110,754	110,834
Utilization rate at quarter end	98.1%	98.1%

     The following table summarizes fleet activity for Rail’s European railcars:

	Three Months Ended
	March 31
	2008	2007

Beginning balance	19,435	18,471
Cars added	56	428
Cars scrapped or sold	(8)	(23)

Ending balance	19,483	18,876
Utilization rate at quarter end	97.5%	95.6%
Comparison of the First Three Months of 2008 to the First Three Months of 2007
Segment Profit
     Rail’s segment profit rose 10% or $6.6 million over 2007. The increase primarily resulted from the effects of lease rate increases and active fleet growth achieved in 2007, increased scrapping gains and the net effects of foreign exchange rates. Partially offsetting these increases were the higher costs associated with owning and operating a larger fleet.
Gross Income
     Rail’s gross income for the first three months of 2008 was $19.7 million higher than the prior year. In North America, lease income increased $4.2 million, reflecting lease rate increases experienced over the past 12 months and an average of nearly 600 additional railcars on lease. Additionally, locomotive lease income increased $1.9 million primarily due to over 100 additional locomotives on lease. Scrapping gains increased from the prior year as nearly 500 more cars were scrapped at record scrap steel prices. In Europe, lease income increased $8.6 million, of which $5.9 million was the result of strengthening foreign currencies and $2.6 million was due to an average of over 1,000 additional railcars on lease.
Ownership Costs
     Ownership costs increased $5.6 million primarily due to depreciation and interest associated with investment volume of $437.6 million over the last 12 months.
Operating Costs
     Maintenance expenses increased $7.9 million, primarily the result of higher car volumes, increased repairs performed by railroads and the effect of foreign exchange rates. In North America, maintenance costs were higher largely due to more cars undergoing maintenance work, increased repairs performed by railroads and the effect of Canadian foreign exchange rates. In Europe, strengthening foreign currencies and increased railcars undergoing scheduled regulatory maintenance contributed to the increase.
Railcar Regulatory Issues
     On April 1, 2008, the Federal Railroad Administration (“FRA”) issued a rulemaking proposal that would establish new design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials. Specifically, the proposed rules would establish new design standards for pressurized tank cars that would enhance the performance standards for head and shell impacts in the event of a rail accident. These new design standards would be phased in over a period of 8 years following adoption of final rules. Prior to adoption, the proposed rules are subject to public comment period, which expires on June 2, 2008, and possibly further revision. The FRA has stated that it intends to adopt final rules before the end of the year. GATX continues to work actively with trade associations and others to participate in the rulemaking process and evaluate the proposed design standards. Because the proposed rules are not yet final, GATX cannot reasonably predict the impact, if any, that final rules may have on GATX’s tank car fleet. However, once final rules are adopted, GATX will evaluate the technical requirements of the final design standards to determine the effect on the fleet.

Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $521.5 million at March 31, 2008 which was comparable to December 31, 2007, and $34.3 million higher than March 31, 2007. During the first quarter of 2008, Specialty encountered a challenging investment environment, as marine asset prices remained very high and capital market volatility resulted in increased investment uncertainty among Specialty’s industrial equipment customers. This challenging investment environment may continue for the remainder of 2008.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months
	Ended March 31
	2008	2007
Gross Income
Lease income	$14.2	$12.0
Interest income on loans	0.2	0.9
Asset remarketing income	9.9	0.2
Fees	1.4	0.4
Other income	0.1	0.8

Revenues	25.8	14.3
Affiliate earnings	16.4	18.1

	42.2	32.4

Ownership Costs
Depreciation	4.0	2.6
Interest expense, net	4.1	3.9
Operating lease expense	0.5	0.8

	8.6	7.3

Operating Costs
Asset impairment charges	—	1.5
Other operating expense	3.6	(1.0)

	3.6	0.5

Segment profit	$30.0	$24.6

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	March 31
	2008	2007
Net book value of owned assets (a)	$521.5	$487.1
Net book value of managed portfolio	361.2	452.4

(a)	Includes off balance sheet assets
Comparison of the First Three Months of 2008 to the First Three Months of 2007
Segment Profit
     Specialty’s segment profit for the first three months of 2008 was $5.4 million higher than the prior year primarily due to current year asset remarketing income and the income contribution from investments made during 2007. The increase was partially offset by fair value adjustments of warrants.
Gross Income
     Gross income for 2007 was $9.8 million higher than the prior year. Lease income was $2.2 million higher than the prior year, primarily due to income from investments in operating lease assets made in 2007. Asset remarketing income of $9.9 million in the current year was primarily comprised of fees related to the sales of both owned and managed assets. Fee income in the current year was primarily related to terminations of remarketing and residual sharing agreements. Share of affiliate earnings decreased $1.7 million from the prior year, primarily due to a prior year remarketing gain in a marine joint venture and the absence of income from a liquidated joint venture.
Ownership Costs
     Ownership costs were $1.3 million higher than the prior year, primarily resulting from an increase in depreciation expense on new operating lease assets acquired in 2007.
Operating Costs
     The increase in other operating costs in 2008 was primarily a result of a $3.7 million difference in the fair value adjustment of warrants.
ASC
Segment Summary
     ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In 2008 and 2007, activity primarily consisted of carryover volume from the prior year, which is completed during January. As of March 31, 2008, 12 of ASC’s 18 vessels had resumed operations, with an additional five vessels resuming operations in April. ASC’s 18th vessel, the M/V Walter J. McCarthy Jr., is still undergoing repairs following the damage it sustained in January and is expected to return to service in May 2008. We expect demand for Great Lakes shipping capacity to remain high this year, but operating expenses will prove challenging in 2008 as diesel fuel costs continue to escalate to record levels.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months
	Ended March 31,
	2008	2007
Gross Income
Marine operating revenues	$14.1	$7.6
Lease income	1.1	1.1
Other income	—	—

	15.2	8.7
Ownership costs
Interest expense, net	2.4	2.5

	2.4	2.5

Operating costs
Maintenance expense	0.6	0.3
Marine operating expense	11.5	5.9
Other operating expenses	—	(0.2)

	12.1	6.0

Segment profit	$0.7	$0.2

Comparison of the First Three Months of 2008 to the First Three Months of 2007
Segment Profit
     ASC’s segment profit of $0.7 million was $0.5 million higher than prior year. The favorable variance was primarily due to higher carryover volume in 2008.
Gross Income
     Gross income for the first three months of 2008 increased $6.5 million from the prior year. The increase was primarily due to greater freight volume, primarily related to carryover volume from 2007, and to a lesser extent, higher freight rates including fuel surcharges, which are offset in operating costs.

Ownership Costs
     Ownership costs between the two periods were comparable.
Operating Costs
     Operating costs for the first three months of 2008 increased $6.1 million from the prior year. The variance was primarily due to increased operating activity and higher fuel costs.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months
	Ended March 31
	2008	2007
Selling, general and administrative expenses	$38.5	$38.0
Unallocated interest expense, net	(1.1)	(4.8)
Other, including eliminations	(0.3)	(0.1)
Income taxes	15.2	21.9
SG&A, Unallocated Interest and Other
     Unallocated interest expense is the balance (excess or shortfall) of external interest expense remaining after allocation to the reporting segments. The unallocated amount is a function of the difference between GATX’s average actual debt balances and the average amount of debt allocated to the reporting segments based on assigned leverage targets. Robust investment activity over the past year combined with the repurchase of $376.5 million of stock has increased GATX’s debt balances and reduced the level of the unallocated credit.
Income Taxes
     GATX’s effective tax rate for continuing operations was 23% for the three months ended March 31, 2008, compared to 37% for the three months ended March 31, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year period, lower statutory tax rates in a number of foreign jurisdictions has benefited GATX’s overall effective tax rate. Excluding the tax benefits, GATX’s effective tax rate for the first three months of 2008 was 33%.

Discontinued Operations
     Discontinued operations consists of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes.
     The following table summarizes certain operating data for Discontinued Operations (in millions):

Three Months Ended
March 31, 2007
Revenues	$0.5
Loss before taxes	(3.5)

Loss from operations, net of taxes	(0.6)
Loss on disposal of segment, net of taxes	(1.5)

Net loss from discontinued operations	$(2.1)

     See Note 14 to the consolidated financial statements for additional information.
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
     Net cash provided by operating activities of continuing operations for the first three months of 2008 was $33.0 million, a decrease of $9.9 million from the prior year. The decrease was primarily due to changes in working capital.
     Portfolio investments and capital additions for the first three months of 2008 totaled $71.4 million, a decrease of $43.8 million from the prior year. Rail investments in 2008 were $54.5 million and included $30.3 million pursuant to existing new railcar commitments, while Specialty investments were $6.7 million. The timing of investments is dependent on transaction opportunities and market conditions.
     Portfolio proceeds of $66.1 million for the first three months of 2008 decreased $11.7 million from the prior year. The decrease was primarily due to the absence of proceeds received from the sale of securities, partially offset by higher asset remarketing proceeds.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Debt proceeds for the first three months of 2008 were $342.1, consisting of issuances of $200.0 million and $150.0 million of recourse term debt, net of debt issuance costs and hedges. The proceeds were primarily used to retire $242.8 million of commercial paper and repurchase 2.1 million shares of GATX common stock for $76.5 million.
     Net cash provided by discontinued operations of $218.3 million in 2007 consisted primarily of proceeds received upon completion of the Air sale.
     GATX also has a $550.0 million senior unsecured revolving bank facility, which matures in May 2012. At March 31, 2008, availability under the bank facility was $533.7 million, with $16.3 million of letters of credit issued and backed by the facility.
     The revolving bank facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends it may distribute. Some of the indentures also contain limitation on lien provisions that restrict the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly owned European subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At March 31, 2008, GATX was in compliance with all covenants and conditions of the bank facility, public debt indentures and European subsidiary loan agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2008, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     At March 31, 2008, GATX’s unconditional purchase obligations of $522.3 million were primarily for railcars to be acquired and were comprised as follows (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Rail	$478.4	$241.9	$213.8	$21.1	$0.8	$0.8	$—
Specialty	43.9	43.9	—	—	—	—	—

	$522.3	$285.8	$213.8	$21.1	$0.8	$0.8	$—

Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the three month period ending March 31, 2008; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a summary of GATX’s policies.
Non-GAAP Financial Information
     This report includes certain financial performance measures computed using non-Generally Accepted Accounting Principles (“GAAP”) components as defined by the SEC. These measures are return on equity excluding tax benefits, income from continuing operations excluding tax benefits and diluted earnings per share excluding tax benefits. As required under SEC rules, GATX has provided a reconciliation of these non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX’s underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
GLOSSARY OF KEY TERMS
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Equity Excluding Tax Benefits — Income from continuing operations excluding tax benefits divided by average total shareholders equity.

     Reconciliation of non-GAAP financial information (in millions):

	March 31
	2008	2007
Consolidated On Balance Sheet Assets	$4,797.5	$4,620.2
Off Balance Sheet Assets	1,171.6	1,258.6

Total On and Off Balance Sheet Assets	$5,969.1	$5,878.8

Shareholders’ Equity	$1,137.1	$1,108.8

	Three Months Ended
	March 31,
	2008	2007
Income from Continuing Operations as Reported	$52.2	$37.0
Tax benefit adjustment (a)	(6.8)	—

Income from Continuing Operations Excluding Tax Benefits	$45.4	$37.0

Diluted Earnings Per Share as Reported	$1.03	$0.65
Tax benefit adjustment (a)	(0.13)	—

Diluted Earnings Per Share Excluding Tax Benefits	$0.90	$0.65

(a)	In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2007, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 13 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
     Since December 31, 2007, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors, reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (c) The following is a summary of stock repurchases for the quarter ended March 31, 2008. On January 23, 2008, GATX’s Board of Directors authorized a $200 million share repurchase program, expected to be completed in 2008.

	Issuer Purchases of Equity Securities
				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
			Total Number of Shares	Shares that May Yet
	(a)	(b)	Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	the Plans or
Total	Shares Purchased	Paid per Share(1)	Plans or Programs	Programs (1)
February 1-29, 2008	1,689,700	$37.24	1,689,700	$137.1 million
March 1-31, 2008	366,234	$36.90	366,234	$123.6 million

Totals	2,055,934	$37.18	2,055,934

(1)	Does not include commissions paid to repurchase shares.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) GATX’s Annual Meeting of Stockholders was held on April 25, 2008.
     (b) Matters voted upon at the meeting were:

		Number of Shares Voted
		For	Withheld
1.	Election of Directors

	James M. Denny	42,028,790	1,706,584
	Richard Fairbanks	42,000,124	1,735,250
	Deborah M. Fretz	42,055,374	1,680,000
	Ernst A. Häberli	43,202,450	532,924
	Brian A. Kenney	42,049,539	1,685,835
	Mark G. McGrat	43,200,133	535,241
	Michael E. Murp	42,032,396	1,702,978
	David S. Sutherland	43,206,164	529,210
	Casey J. Sylla	43,198,307	537,067

2.	Ratification of appointment of Ernst &	42,273,771	For
	Young LLP as independent registered	1,415,710	Against
	public accounting firm for 2008.	45,891	Abstentions
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
Date: April 29, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).