Form 10-Q
period 2008-06-30
GATX CORP
filed 2008-07-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)
222 West Adams Street
Chicago, Illinois 60606-5314
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, 48.7 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	June 30	December 31
	2008	2007
Assets

Cash and Cash Equivalents	$68.9	$104.4
Restricted Cash	39.3	44.7

Receivables
Rent and other receivables	117.0	91.1
Finance leases	326.9	334.6
Loans	6.6	8.8
Less: allowance for possible losses	(11.2)	(11.0)

	439.3	423.5

Operating Assets and Facilities
Rail	5,007.5	4,908.5
Specialty	216.3	209.7
ASC	373.4	365.6
Less: allowance for depreciation	(2,020.6)	(1,974.4)

	3,576.6	3,509.4

Investments in Affiliated Companies	386.6	317.8
Goodwill	109.5	104.4
Other Assets	268.4	221.4

Total Assets	$4,888.6	$4,725.6

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$136.6	$119.6
Debt
Commercial paper and borrowings under bank credit facilities	16.6	247.3
Recourse	2,326.1	2,039.9
Capital lease obligations	68.0	72.5

	2,410.7	2,359.7

Deferred Income Taxes	749.7	722.8
Other Liabilities	331.4	374.0

Total Liabilities	3,628.4	3,576.1

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,517 and 18,216 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2008 and December 31, 2007, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 64,986,619 and 62,171,716 shares issued and 48,660,933 and 47,899,897 shares outstanding as of June 30, 2008 and December 31, 2007, respectively)	40.5	38.7
Additional paid in capital	589.5	514.3
Retained earnings	1,006.0	939.0
Accumulated other comprehensive income	129.4	86.2
Treasury shares, at cost (16,325,686 shares at June 30, 2008 and 14,271,819 at December 31, 2007)	(505.2)	(428.7)

Total Shareholders’ Equity	1,260.2	1,149.5

Total Liabilities and Shareholders’ Equity	$4,888.6	$4,725.6

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Gross Income
Lease income	$235.0	$220.7	$469.8	$438.6
Marine operating revenue	88.2	72.8	102.3	80.4
Asset remarketing income	9.2	17.7	30.1	27.7
Other income	26.8	17.3	46.2	33.2

Revenues	359.2	328.5	648.4	579.9
Share of affiliates’ earnings	19.1	18.8	41.0	42.3

Total Gross Income	378.3	347.3	689.4	622.2

Ownership Costs
Depreciation	53.9	47.8	102.1	90.0
Interest expense, net	35.0	30.7	70.5	60.6
Operating lease expense	37.7	39.1	75.7	78.2

Total Ownership Costs	126.6	117.6	248.3	228.8

Other Costs and Expenses
Maintenance expense	67.7	58.3	128.5	110.9
Marine operating expense	68.4	52.7	79.9	58.6
Selling, general and administrative	42.5	39.2	81.0	77.2
Other	11.5	11.7	22.7	20.0

Total Other Costs and Expenses	190.1	161.9	312.1	266.7

Income from Continuing Operations before Income Taxes	61.6	67.8	129.0	126.7
Income Taxes	20.7	24.3	35.9	46.2

Income from Continuing Operations	40.9	43.5	93.1	80.5

Loss from Discontinued Operations, net of taxes	—	(1.1)	—	(3.2)

Net Income	$40.9	$42.4	$93.1	$77.3

Per Share Data
Basic:
Income from continuing operations	$0.88	$0.86	$1.99	$1.56
Loss from discontinued operations	—	(0.03)	—	(0.06)

Total	$0.88	$0.83	$1.99	$1.50

Average number of common shares	46.4	50.6	46.7	51.4

Diluted:
Income from continuing operations	$0.82	$0.79	$1.85	$1.44
Loss from discontinued operations	—	(0.02)	—	(0.06)

Total	$0.82	$0.77	$1.85	$1.38

Average number of common shares and common share equivalents	50.6	55.9	51.2	57.5

Dividends declared per common share	$0.27	$0.24	$0.54	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Six Months Ended
	June 30
	2008	2007
Operating Activities
Net income	$93.1	$77.3
Add: Loss from discontinued operations	—	3.2

Income from continuing operations	93.1	80.5
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gain on sales of assets and securities	(36.6)	(22.2)
Depreciation	107.3	94.9
Asset impairment charges	2.2	1.5
Deferred income taxes	22.5	44.6
Share of affiliates’ earnings, net of dividends	(12.3)	(17.2)
Income taxes payable	2.7	13.0
Operating lease payable	(28.4)	(24.1)
Other	(50.3)	(12.5)

Net cash provided by operating activities of continuing operations	100.2	158.5

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(155.5)	(222.9)
Loans extended	—	(7.0)
Investments in affiliates	(55.3)	—
Other	(5.8)	(3.0)

Portfolio investments and capital additions	(216.6)	(232.9)
Purchases of leased-in assets	(21.7)	(6.8)
Portfolio proceeds	85.0	136.5
Proceeds from sales of other assets	20.5	12.6
Net decrease in restricted cash	5.4	1.3

Net cash used in investing activities of continuing operations	(127.4)	(89.3)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	339.8	33.9
Repayments of debt (original maturities longer than 90 days)	(18.5)	(175.2)
Net decrease in debt with original maturities of 90 days or less	(230.2)	(30.0)
Payments on capital lease obligations	(4.6)	(4.1)
Employee exercises of stock options	7.0	21.3
Stock repurchases	(76.5)	(192.0)
Cash dividends	(25.4)	(24.8)

Net cash used in financing activities of continuing operations	(8.4)	(370.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	0.3
Cash Flows of Discontinued Operations (see Note 14)
Net cash used in operating activities	—	(38.9)
Net cash provided by investing activities	—	229.9

Net Decrease in Cash and Cash Equivalents during the period	(35.5)	(110.4)
Cash and Cash Equivalents at beginning of period	104.4	196.2
Cash and Cash Equivalents at end of period	$68.9	$85.8

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”).
     GATX adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The adoption of SFAS No. 157 had no effect on GATX’s consolidated financial statements. See Note 12 for a complete discussion of SFAS No. 157.
New Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. The FSP is effective for GATX as of January 1, 2009, and early adoption is not permitted. The adoption of this FSP will affect the accounting for GATX’s current 5% convertible notes due 2023 and its previous 7.25% convertible notes that matured in February 2007. GATX is presently evaluating the impact that the application of this FSP will have to its consolidated financial position and results of its operations.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues	$175.3	$170.6	$334.6	$321.0
Pre-tax income reported by affiliates	35.8	44.3	81.1	102.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended June 30, 2008 and 2007, were as follows (in millions):

			2008 Retiree	2007 Retiree
	2008 Pension	2007 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.3	$1.5	$0.1	$0.1
Interest cost	5.8	5.8	0.8	0.9
Expected return on plan assets	(8.0)	(7.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	—	—	(0.1)
Unrecognized net loss	0.4	1.1	0.1	0.2

Net costs	$(0.8)	$0.8	$1.0	$1.1

     The components of pension and other post-retirement benefit costs for the six months ended June 30, 2008 and 2007, were as follows (in millions):

			2008 Retiree	2007 Retiree
	2008 Pension	2007 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$2.5	$3.0	$0.1	$0.1
Interest cost	11.7	11.6	1.6	1.8
Expected return on plan assets	(16.0)	(15.2)	—	—
Amortization of:
Unrecognized prior service credit	(0.5)	—	—	(0.1)
Unrecognized net loss	0.7	2.2	0.2	0.4

Net costs	$(1.6)	$1.6	$1.9	$2.2

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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	June 30	December 31
	2008	2007
Affiliate guarantees	$20.7	$20.7
Asset residual value guarantees	79.9	121.7
Lease payment guarantees	64.5	68.8
Other	77.8	77.8

Total guarantees	242.9	289.0
Standby letters of credit and bonds	17.7	17.7

	$260.6	$306.7

     At June 30, 2008, the recorded value of GATX’s guarantees was a liability of $9.7 million. The expirations of these guarantees range from 2008 to 2019.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized by an affiliate to acquire or lease-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
in assets, which are subsequently leased-out to third parties, and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverage. No material claims have been made against these obligations. At June 30, 2008, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of its VIEs and therefore does not consolidate them. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2002. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events (as defined in FIN 46(R)) that may result in GATX becoming the primary beneficiary. As of June 30, 2008, GATX’s maximum exposure to loss with respect to its VIEs was approximately $123.5 million, of which $103.6 million was the aggregate carrying value of these investments recorded on its balance sheet. The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$40.9	$42.4	$93.1	$77.3
Other comprehensive income, net of tax:
Foreign currency translation gain	19.8	18.7	52.2	25.9
Unrealized gain (loss) on securities	0.2	—	0.5	(3.7)
Unrealized gain (loss) on derivative instruments	1.2	2.7	(9.7)	9.2
Post retirement benefit plans	0.1	1.6	0.2	1.6

Comprehensive Income	$62.2	$65.4	$136.3	$110.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8. Share-Based Compensation
     In the first six months of 2008, GATX granted 307,100 stock appreciation rights (“SAR”), 64,458 restricted stock units and 72,550 performance shares. For the three and six months ended June 30, 2008, total share-based compensation expense was $2.3 million ($1.4 million after tax) and $4.6 million ($2.8 million after tax), respectively. For the three and six months ended June 30, 2007, total share-based compensation expense was $3.2 million ($2.0 million after tax) and $5.2 million ($3.2 million after tax), respectively.
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
NOTE 9. Income Taxes
     GATX’s effective tax rate for continuing operations was 28% for the six months ended June 30, 2008, compared to 36% for the six months ended June 30, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, lower statutory rates in a number of foreign jurisdictions have benefited GATX’s overall effective tax rate.
     As of June 30, 2008, GATX’s gross liability for unrecognized tax benefits totaled $50.4 million, which, if fully recognized, would decrease income tax expense by $33.8 million ($31.7 million net of federal tax).
NOTE 10. Capital Structure and Earnings Per Share
     In the first six months of 2008, holders of GATX’s 5.0% senior unsecured notes (the “2003 Notes”) converted $64.7 million of notes, of which $0.7 million was settled in cash and $64.0 million was settled with shares. A total of 2.6 million common shares were issued as a result and no gain or loss was recognized. Additionally, upon conversion, holders of the 2003 Notes forfeited accrued but unpaid interest as of the conversion date. In 2008, forfeited interest due to conversions was $1.0 million, net of tax effects, which was recorded as an adjustment to additional paid in capital. At June 30, 2008, $42.1 million of 2003 Notes were outstanding and convertible at a conversion price of $24.81 per share. The 2003 Notes also carry a contingent interest provision that beginning on August 15, 2008, if the average trading price of the 2003 Notes equals 120% or more of the principal amount of the 2003 Notes, GATX may be required to pay additional interest for any six month period equal to 0.25% of the trading price of $1,000 principal amount of the 2003 Notes. GATX may avoid paying this contingent interest by calling the 2003 Notes prior to the record date for the contingent interest period.
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. As of June 30, 2008, 2.1 million shares have been repurchased for $76.5 million, all of which occurred in the first quarter. No repurchases were made in the second quarter as the Company has opted to retain this capital to support investment opportunities that may become available. The repurchased shares were recorded as treasury stock under the cost method.
     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued or reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share give effect to the impact of potentially dilutive securities, including convertible preferred stock, stock options, SARs, restricted stock and convertible debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$40.9	$43.5	$93.1	$80.5
Loss from discontinued operations	—	(1.1)	—	(3.2)
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$40.9	$42.4	$93.1	$77.3
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	0.7	0.9	1.6	2.4

Numerator for diluted earnings per share — income available to common shareholders	$41.6	$43.3	$94.7	$79.7
Denominator:
Denominator for basic earnings per share — weighted average shares	46.4	50.6	46.7	51.4
Effect of dilutive securities:
Equity compensation plans	0.4	0.6	0.4	0.7
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	3.7	4.6	4.0	5.3

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	50.6	55.9	51.2	57.5
Basic earnings per share:
Income from continuing operations	$0.88	$0.86	$1.99	$1.56
Loss from discontinued operations	—	(0.03)	—	(0.06)

Total basic earnings per share	$0.88	$0.83	$1.99	$1.50

Diluted earnings per share:
Income from continuing operations	$0.82	$0.79	$1.85	$1.44
Loss from discontinued operations	—	(0.02)	—	(0.06)

Total diluted earnings per share	$0.82	$0.77	$1.85	$1.38

*	Less than $0.1 million.
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
     Rail is principally engaged in leasing tank and freight railcars and locomotives. Rail provides railcars primarily pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables present certain segment data for the three and six months ended June 30, 2008 and 2007 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended June 30, 2008
Profitability
Revenues	$248.1	$21.7	$89.2	$0.2	$359.2
Share of affiliates’ earnings	(0.6)	19.7	—	—	19.1

Total gross income	247.5	41.4	89.2	0.2	378.3
Total ownership costs	109.3	8.4	6.8	2.1	126.6
Total operating costs	67.9	2.5	77.2	—	147.6

Segment profit	70.3	30.5	5.2	(1.9)	104.1
SG&A					42.5

Income from continuing operations before income taxes					61.6
Capital Expenditures
Portfolio investments and capital additions	73.5	62.9	4.5	4.3	145.2
Selected Balance Sheet Data at June 30, 2008
Investments in affiliated companies	148.9	237.7	—	—	386.6
Identifiable assets	3,869.6	560.6	322.0	136.4	4,888.6

Three Months Ended June 30, 2007
Profitability
Revenues	$232.7	$21.8	$73.8	$0.2	$328.5
Share of affiliates’ earnings	3.3	15.5	—	—	18.8

Total gross income	236.0	37.3	73.8	0.2	347.3
Total ownership costs	106.8	7.8	6.7	(3.7)	117.6
Total operating costs	61.1	3.1	58.6	(0.1)	122.7

Segment profit	68.1	26.4	8.5	4.0	107.0
SG&A					39.2

Income from continuing operations before income taxes					67.8
Capital Expenditures
Portfolio investments and capital additions	80.3	33.8	2.8	0.8	117.7
Selected Balance Sheet Data at December 31, 2007
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	Total
Six Months Ended June 30, 2008
Profitability
Revenues	$496.1	$47.5	$104.4	$0.4	$648.4
Share of affiliates’ earnings	4.9	36.1	—	—	41.0

Total gross income	501.0	83.6	104.4	0.4	689.4
Total ownership costs	221.2	17.0	9.2	0.9	248.3
Total operating costs	135.7	6.1	89.3	—	231.1

Segment profit	144.1	60.5	5.9	(0.5)	210.0
SG&A					81.0

Income from continuing operations before income taxes					129.0
Capital Expenditures
Portfolio investments and capital additions	128.0	69.6	7.8	11.2	216.6
Selected Balance Sheet Data at June 30, 2008
Investments in affiliated companies	148.9	237.7	—	—	386.6
Identifiable assets	3,869.6	560.6	322.0	136.4	4,888.6

Six Months Ended June 30, 2007
Profitability
Revenues	$461.1	$36.1	$82.5	$0.2	$579.9
Share of affiliates’ earnings	8.7	33.6	—	—	42.3

Total gross income	469.8	69.7	82.5	0.2	622.2
Total ownership costs	213.1	15.1	9.2	(8.6)	228.8
Total operating costs	121.4	3.6	64.6	(0.1)	189.5

Segment profit	135.3	51.0	8.7	8.9	203.9
SG&A					77.2

Income from continuing operations before income taxes					126.7
Capital Expenditures
Portfolio investments and capital additions	184.8	45.8	4.4	(1.7)	232.9
Selected Balance Sheet Data at December 31, 2007
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6
NOTE 12. Fair Value Disclosure
     The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008. SFAS No. 157 applies to all financial instruments being measured and reported on a fair value basis.
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
     Level 1 — Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable equity available for sale securities that are traded in an active exchange market.
     Level 2 — Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
management judgment or estimation. At June 30, 2008, GATX had no Level 3 financial instruments.
     At June 30, 2008, the fair values of GATX’s financial instruments, which are remeasured on a recurring basis, are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Derivatives, including warrants	$9.9	—	$9.9	—
Available for sale equity securities	$5.3	$5.3	—	—

Liabilities
Derivatives	$25.4	—	$25.4	—
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
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (the “Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”) which was an indirect subsidiary of PKP. The allegedly breached condition required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (the “Kolsped Note”). In May 1999, the then current holder of the Kolsped Note, a bank (“Bank”), sued PKP under its guarantee. PKP lost the DEC Note and therefore did not use it to satisfy the guarantee, and the Bank ultimately secured a judgment against PKP in 2002. PKP also failed to notify DEC of the Bank’s lawsuit while the lawsuit was pending.
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second day is scheduled for September 16, 2008.
     PKP claims damages in the amount of PLN 88,239,219, which consists of the principal amount, interest and costs allegedly paid by it to the Bank. PKP is also claiming an unquantified amount of statutory interest on any amounts that the court may eventually award to PKP. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. Based on current exchange rates, the potential exposure to DEC in the event of an adverse judgment, including the damages sought by PKP and any statutory interest that may be assessed thereon, is estimated to be approximately $52 million.
     GATX Rail Poland intends to vigorously defend this lawsuit. However, the Company has recorded an accrual for $11.8 million representing management’s best estimate of a probable settlement amount. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 14. Discontinued Operations
     Discontinued operations consist of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating and SG&A expenses and income taxes.
     The following table summarizes certain operating data for discontinued operations (in millions):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2007	2007
Revenues	$—	$0.5
Loss before income taxes	(1.8)	(5.3)

Loss from operations, net of taxes	(0.4)	(1.0)
Loss on disposal of segment, net of taxes	(0.7)	(2.2)

Net loss from discontinued operations	$(1.1)	$(3.2)

     The following table summarize the components of discontinued operations reported on the consolidated statement of cash flows (in millions):

Six Months Ended
June 30
2007
Operating Activities
Net cash used in operating activities	$(38.9)
Investing Activities
Proceeds from disposal of segment	229.9

Cash provided by discontinued operations, net	$191.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, and industrial equipment markets and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. For further information, refer to GATX’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission (“SEC”), which contains the Company’s consolidated financial statements for the year ended December 31, 2007.
     The Company’s former Air segment has been segregated as discontinued operations for all periods presented; see “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Gross Income
Rail	$247.5	$236.0	$501.0	$469.8
Specialty	41.4	37.3	83.6	69.7
ASC	89.2	73.8	104.4	82.5

Total segment gross income	378.1	347.1	689.0	622.0
Other income	0.2	0.2	0.4	0.2

Consolidated Gross Income	378.3	347.3	689.4	622.2

Segment Profit
Rail	70.3	68.1	144.1	135.3
Specialty	30.5	26.4	60.5	51.0
ASC	5.2	8.5	5.9	8.7

Total Segment Profit	106.0	103.0	210.5	195.0
Less:
Selling, general and administrative expenses	42.5	39.2	81.0	77.2
Unallocated interest expense, net	2.2	(3.6)	1.1	(8.4)
Other, including eliminations	(0.3)	(0.4)	(0.6)	(0.5)
Income taxes	20.7	24.3	35.9	46.2

Income from continuing operations	40.9	43.5	93.1	80.5
Loss from discontinued operations, net of taxes	—	(1.1)	—	(3.2)

Consolidated Net Income	$40.9	$42.4	$93.1	$77.3

Basic earnings per share — income from continuing operations	$0.88	$0.86	$1.99	$1.56
Diluted earnings per share — income from continuing operations	$0.82	$0.79	$1.85	$1.44

Income from continuing operations, excluding tax benefits	$40.9	$43.5	$86.3	$80.5
Diluted earnings per share, excluding tax benefits	$0.82	$0.79	$1.72	$1.44
Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the trailing twelve months ended June 30:

	2008	2007
ROE	16.9%	13.7%
ROE, excluding tax benefits	14.6%	13.1%
Segment Operations
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments; these items are discussed below under Other.
     GATX allocates debt balances and related interest expense to each segment based upon a pre-determined, fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are set at 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital and is presented on a comparable basis.
Rail
Segment Summary
     In the current quarter, North American average lease renewal pricing on cars in the GATX Lease Price Index (LPI) increased 5.9% over the average expiring lease rates, compared to increases of 11.6% for the first quarter and 10.1% for the fourth quarter of 2007. Lease terms on renewals for LPI cars averaged 63 months in the second quarter of 2008, compared to 65 months for the first quarter and 68 months for the fourth quarter of 2007. Utilization of the North American fleet was 98.0%, substantially unchanged from the end of the first quarter and prior year. While utilization has remained stable, it should be noted that the active fleet size has declined slightly, reflecting higher than normal scrapping activity. The North American rail market continues to demonstrate some weakness, particularly impacting demand for railcars serving housing and automotive related industries. In Europe, fleet utilization increased slightly to 97.7% from 97.5% at the end of the first quarter, as demand remained strong across all railcar types. While rail market conditions in Europe remained strong during the quarter, there are some early indications that the economic conditions in some Western European countries may be softening.
     During the first six months of 2008, Rail’s portfolio investments were $128.0 million compared to $184.8 million for the comparable prior year period. Rail’s portfolio investments in 2008 have consisted primarily of new railcars acquired pursuant to existing commitments.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Gross Income
Lease income	$220.5	$207.5	$440.0	$412.3
Asset remarketing income	2.2	9.7	13.2	19.5
Other income	25.4	15.5	42.9	29.3

Revenues	248.1	232.7	496.1	461.1
Affiliate earnings	(0.6)	3.3	4.9	8.7

	247.5	236.0	501.0	469.8

Ownership Costs
Depreciation	45.6	40.7	89.8	80.3
Interest expense, net	26.3	27.7	56.4	56.0
Operating lease expense	37.4	38.4	75.0	76.8

	109.3	106.8	221.2	213.1

Operating Costs
Maintenance expense	61.8	52.4	122.0	104.7
Other operating expenses	6.1	8.7	13.7	16.7

	67.9	61.1	135.7	121.4

Segment profit	$70.3	$68.1	$144.1	$135.3

Rail’s Lease Income
     Components of Rail’s lease income for the three and six months ended June 30 are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
North America	$171.0	$169.0	$343.6	$337.3
Europe	40.9	31.7	79.2	61.4
Locomotives	8.6	6.8	17.2	13.6

	$220.5	$207.5	$440.0	$412.3

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars as of June 30:

	2008	2007
Beginning of year balance	112,445	110,478
Cars added	1,596	2,379
Cars scrapped or sold	(3,846)	(2,089)

Ending balance	110,195	110,768
Utilization rate at quarter end	98.0%	98.0%
     The following table summarizes fleet activity for Rail’s European railcars as of June 30:

	2008	2007
Beginning of year balance	19,435	18,541
Cars added	118	642
Cars scrapped or sold	(46)	(94)

Ending balance	19,507	19,089
Utilization rate at quarter end	97.7%	96.3%
Comparison of the First Six Months of 2008 to the First Six Months of 2007
Segment Profit
     Rail’s segment profit rose 6.5% or $8.8 million over 2007. The increase primarily resulted from the effects of lease renewal rate increases, higher scrapping gains and the net effects of foreign exchange rates. Partially offsetting these increases were lower asset remarketing gains, higher fleet maintenance costs and mark-to-market losses on certain derivative hedging instruments recorded in earnings at Rail’s AAE Cargo affiliate.
Gross Income
     Gross income for the first six months of 2008 was $31.2 million higher than the prior year. In North America, lease income increased $6.3 million, primarily reflecting renewal lease rate increases experienced over the past 12 months. Additionally, locomotive lease income increased $3.6 million, primarily due to over 100 additional locomotives on lease. In Europe, lease income increased $17.8 million, of which $13.0 million was the result of strengthening foreign currencies and $4.8 million was largely due to an average of over 1,000 additional railcars on lease. Asset remarketing income decreased $6.3 million as the prior year included the sale of approximately 1,200 railcars and 40 locomotives. Other income increased $13.6 million, primarily due to higher scrapping gains in North America and a lease termination fee received in 2008. Compared to the prior year, over 900 more cars have been scrapped at record scrap steel prices, resulting in a $8.2 million increase in North American scrapping gains. Affiliate earnings decreased primarily as a result of a $3.8 million derivative valuation loss at AAE.
Ownership Costs
     Ownership costs increased $8.1 million, of which $6.1 million was the result of strengthening foreign currencies and the balance largely due to depreciation associated with investment volume of $430.8 million over the last 12 months. Interest costs were relatively unchanged as the effect of higher debt levels was largely offset by lower interest rates.

Operating Costs
     Maintenance expenses increased $17.3 million, primarily the result of higher car repair volumes, increased repairs performed by railroads and the effects of foreign exchange rates. In North America, maintenance costs were higher largely due to increased assignments, more cars undergoing scheduled regulatory maintenance, increased wheelset replacements performed by railroads and the effect of Canadian foreign exchange rates. In Europe, strengthening foreign currencies and increased railcars undergoing scheduled regulatory maintenance contributed to the increase. Other operating costs decreased $3.0 million, primarily due to the impact of non-functional currency asset and liability revaluations.
Comparison of the Second Quarter 2008 to the Second Quarter 2007
Segment Profit
     Rail’s segment profit rose 3.2% or $2.2 million over 2007. The increase primarily resulted from the effects of lease renewal rate increases, higher scrapping gains and the net effects of foreign exchange rates. Partially offsetting these increases were lower asset remarketing gains, higher fleet maintenance costs and mark-to-market losses on certain derivative hedging instruments recorded in earnings at Rail’s AAE Cargo affiliate.
Gross Income
     Gross income for the second quarter of 2008 was $11.5 million higher than the prior year. In North America, lease income increased $2.0 million, primarily reflecting renewal lease rate increases experienced over the past 12 months. Additionally, locomotive lease income increased $1.8 million primarily due to over 100 additional locomotives on lease. In Europe, lease income increased $9.2 million, of which $7.1 million was the result of strengthening foreign currencies and $2.1 million was due to an average of over 900 additional railcars on lease. Asset remarketing income decreased $7.5 million as the prior year included the sale of approximately 1,200 railcars and 40 locomotives. Other income increased $9.9 million, primarily due to higher scrapping gains in North America and a lease termination fee received in 2008. Compared to the prior year, over 400 more cars have been scrapped at record scrap steel prices, resulting in a $4.3 million increase in North American scrapping gains. Affiliate earnings decreased primarily as a result of a $3.8 million derivative valuation loss at AAE.
Ownership Costs
     Ownership costs increased $2.5 million, primarily due to depreciation associated with investment volume of $430.8 million over the last 12 months partially offset by a decrease in interest costs due to lower rates.
Operating Costs
     Maintenance expenses increased $9.4 million, primarily the result of higher car repair volumes, increased repairs performed by railroads and the effects of foreign exchange rates. In North America, maintenance costs were higher largely due to increased assignments, more cars undergoing scheduled regulatory maintenance, increased wheelset replacements performed by railroads and the effect of Canadian foreign exchange rates. In Europe, strengthening foreign currencies and increased railcars undergoing scheduled regulatory maintenance contributed to the increase. Other operating costs decreased $2.6 million, primarily due to the impact of non-functional currency asset and liability revaluations.
Railcar Regulatory Issues
     On April 1, 2008, the Federal Railroad Administration (“FRA”) issued a rulemaking proposal that would establish enhanced performance standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials. Specifically, the proposed rules would enhance the performance standards for head and shell puncture resistance in the event of a rail accident. These standards would be phased in over a period of eight years following adoption of final rules. The proposed rules, which may be further revised, were subject to a public comment period, which expired on June 2, 2008. The FRA is reviewing the comments received and has stated that it intends to adopt final rules before the end of the year. GATX is actively working with trade associations and others to participate in the rulemaking process and evaluate the proposed rules. Because the proposed rules are not yet final, at this time GATX cannot reasonably predict the impact, if any, that final rules may have on GATX’s tank car fleet.

Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $565.5 million at June 30, 2008, compared to $521.4 million at December 31, 2007, and $489.3 million at June 30, 2007. During the quarter, Specialty invested $62.9 million, primarily consisting of an investment in a gas compression equipment leasing company and an additional investment in the Rolls Royce joint venture. High asset prices and capital market volatility continue to create investment uncertainty for Specialty’s industrial equipment customers. This challenging investment environment may continue for the remainder of 2008.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Gross Income
Lease income	$13.5	$12.2	$27.7	$24.2
Asset remarketing income	7.0	8.0	16.9	8.2
Other income	1.2	1.6	2.9	3.7

Revenues	21.7	21.8	47.5	36.1
Affiliate earnings	19.7	15.5	36.1	33.6

	41.4	37.3	83.6	69.7

Ownership Costs
Depreciation	4.0	3.0	8.0	5.6
Interest expense, net	4.0	4.0	8.1	7.9
Operating lease expense	0.4	0.8	0.9	1.6

	8.4	7.8	17.0	15.1

Operating Costs	2.5	3.1	6.1	3.6

Segment profit	$30.5	$26.4	$60.5	$51.0

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	June 30
	2008	2007
Net book value of owned assets (a)	$565.5	$489.3
Net book value of managed portfolio	315.9	448.6

(a)	Includes off balance sheet assets
Comparison of the First Six Months of 2008 to the First Six Months of 2007
Segment Profit
     Specialty’s segment profit for the first six months of 2008 was $9.5 million higher than the prior year, primarily due to current year asset remarketing income and the income contribution from investments made during 2007. The increase was partially offset by fair value adjustments of warrants and higher marine vessel operating expenses.
Gross Income
     Gross income was $13.9 million higher than the prior year. Lease income increased $3.5 million, primarily due to income from investments in operating lease assets made in 2007. Asset remarketing income increased $8.7 million, primarily due to higher gains on the sale of assets in the current year; residual sharing fees were comparable between the two years. Affiliate earnings increased $2.5 million, primarily due to strong marine joint venture earnings, partially offset by the absence of earnings from a joint venture that was liquidated in the prior year.
Ownership Costs
     Ownership costs increased $1.9 million, primarily due to depreciation expense on new operating lease assets acquired in 2007, partially offset by the absence of expense on assets that were previously leased-in.
Operating Costs
     The increase in operating costs was primarily the result of an unfavorable difference in the fair value adjustment of derivatives and higher pooled marine vessel operating expenses.
Comparison of Second Quarter 2008 to Second Quarter 2007
Segment Profit
     Specialty’s segment profit for the second quarter of 2008 increased $4.1 million, primarily due to higher marine joint venture earnings.
Gross Income
     Gross income was $4.1 million higher than the prior year. Lease income increased $1.3 million, primarily due to income from investments in operating lease assets made in 2007, partially offset by the absence of lease income due to sales of assets in the prior year. Affiliate earnings increased $4.2 million, primarily due to strong marine joint venture earnings.
Ownership Costs
     Ownership costs increased $0.6 million, primarily due to depreciation expense on new operating lease assets acquired in 2007, partially offset by the absence of expense on assets that were previously leased-in.
Operating Costs
     The decrease in operating costs was primarily the result of a favorable difference in the fair value adjustment of derivatives, partially offset by higher pooled marine vessel operating expenses.
ASC
Segment Summary
          As of June 30, 2008, ASC’s fleet was fully utilized and the same is expected for the remainder of the year as demand for Great Lakes shipping is high. Additionally, water levels on the Great Lakes have risen during 2008, enabling ASC’s fleet to carry more cargo per trip, resulting in marginally higher revenues. Results for the quarter reflect the return to service of the M/V Walter J. McCarthy, Jr., which was damaged in January 2008.
          Negatively affecting operations for the quarter was a $2.9 million charge related to an adverse legal judgment in a dispute with a customer. ASC has provided notice for a cross claim to recover all or a portion of this judgment. Also during the quarter, diesel fuel costs continued to escalate, negatively affecting operating margins as a portion of these costs are not recovered.

     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Gross Income
Marine operating revenues	$88.2	$72.8	$102.3	$80.4
Lease income	1.0	1.0	2.1	2.1
Other income	—	—	—	—

	89.2	73.8	104.4	82.5

Ownership costs
Depreciation	4.3	4.1	4.3	4.1
Interest expense, net	2.5	2.6	4.9	5.1

	6.8	6.7	9.2	9.2

Operating costs
Maintenance expense	5.9	5.9	6.5	6.2
Marine operating expense	68.4	52.7	79.9	58.6
Other operating expenses	2.9	—	2.9	(0.2)

	77.2	58.6	89.3	64.6

Segment profit	$5.2	$8.5	$5.9	$8.7

Comparison of the First Six Months of 2008 to the First Six Months of 2007.
Segment Profit
     ASC’s segment profit of $5.9 million was $2.8 million lower than the prior year. The decrease was primarily due to the unfavorable litigation outcome.
Gross Income
     Gross income for the first six months of 2008 increased $21.9 million from the prior year. The increase was primarily due to higher fuel surcharges, which were more than offset in operating costs, higher freight rates and greater freight volume primarily related to carryover volume from 2007.
Ownership Costs
     Ownership costs for the first six months of 2008 were comparable to the prior year.
Operating Costs
     Operating costs increased $24.7 million, primarily due to increased fuel costs and the unfavorable litigation outcome.
Comparison of Second Quarter 2008 to Second Quarter 2007
Segment Profit
     ASC’s segment profit decreased $3.3 million in the quarter, primarily due to the unfavorable litigation outcome.
Gross Income
     Gross income for the second quarter of 2008 increased $15.4 million, primarily due to increased fuel surcharges, which were more than offset in operating costs.

Ownership Costs
     Ownership costs for the quarter were comparable to the prior year.
Operating Costs
     Operating costs increased $18.6 million, primarily due to increased fuel costs and the unfavorable litigation outcome.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”) and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Selling, general and administrative expenses	$42.5	$39.2	$81.0	$77.2
Unallocated interest expense, net	2.2	(3.6)	1.1	(8.4)
Other, including eliminations	(0.3)	(0.4)	(0.6)	(0.5)
Income taxes	20.7	24.3	35.9	46.2
SG&A, Unallocated Interest and Other
     SG&A expenses increased $3.3 million for the quarter and $3.8 million for the year, primarily due to the write-off of $2.2 million of previously capitalized costs related to an internal software development project and the effects of strengthening foreign exchange rates.
     Unallocated interest expense is the balance (excess or shortfall) of external interest expense remaining after allocation to the reporting segments. The unallocated amount is a function of the difference between GATX’s average actual debt balances and the average amount of debt allocated to the reporting segments based on assigned leverage targets. Unallocated interest expense in the current year was impacted by higher debt balances driven by robust investment activity over the past year combined with significant repurchases of common stock. The credit for unallocated interest expense in the prior year was impacted by lower debt balances and interest income on significant cash balances related to proceeds received from the sale of Air, which was retained in Other.
Income Taxes
     GATX’s effective tax rate for continuing operations was 28% for the six months ended June 30, 2008, compared to 36% for the six months ended June 30, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year, lower statutory rates in a number of foreign jurisdictions have benefited GATX’s overall effective tax rate. Excluding these tax benefits, GATX’s effective tax rate for the first six months of 2008 was 34%.
Discontinued Operations
     Discontinued operations consist of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating and SG&A expenses and income taxes.

     The following table summarizes certain operating data for Discontinued Operations (in millions):

	Three Months Ended	Six Months Ended
	June 30	June 30
	2007	2007
Revenues	$—	$0.5
Loss before income taxes	(1.8)	(5.3)

Loss from operations, net of taxes	(0.4)	(1.0)
Loss on disposal of segment, net of taxes	(0.7)	(2.2)

Net loss from discontinued operations	$(1.1)	$(3.2)

     See Note 14 to the consolidated financial statements for additional information.
Cash Flow and Liquidity
     Over the course of a full year, GATX expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. This cash flow is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary quarter to quarter. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.
     Net cash provided by operating activities of continuing operations for the first six months of 2008 was $100.2 million, a decrease of $58.3 million from the prior year. The decrease was primarily due to changes in working capital.
     Portfolio investments and capital additions for the first six months of 2008 totaled $216.6 million, a decrease of $16.3 million from the prior year. Rail investments of $128.0 million were $56.8 million lower than the prior year, while Specialty investments of $69.6 million were $23.8 million higher. The timing of investments is dependent on transaction opportunities and market conditions.
     Portfolio proceeds of $85.0 million for the first six months of 2008 decreased $51.5 million from the prior year. Portfolio proceeds were higher in 2007 primarily due to proceeds received from sale of securities. Proceeds from sales of other assets increased $7.9 million primarily due to higher North American scrapping activity.
     GATX also expects to meet debt, lease and dividend obligations, as well as fund capital spending, through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Debt proceeds for the first six months of 2008 were $339.8, consisting of issuances of $200.0 million and $150.0 million of recourse term debt, net of issuance costs and hedges. The proceeds were primarily used to retire $242.8 million of commercial paper and repurchase 2.1 million shares of GATX common stock for $76.5 million.
     In the first six months of 2008, holders of GATX’s 5.0% senior unsecured notes converted $64.7 million of notes, of which $0.7 million was settled with cash and $64.0 million was settled with shares. A total of 2.6 million common shares were issued as a result.
     Net cash provided by discontinued operations of $191.0 million in 2007 consisted primarily of proceeds received upon completion of the Air sale.
     GATX has a $550.0 million senior unsecured revolving bank facility, which matures in May 2012. At June 30, 2008, availability under the bank facility was $533.7 million, with $16.3 million of letters of credit issued and backed by the facility.
     The revolving bank facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends GATX may distribute. Some of the indentures also contain limitation on lien provisions that restrict the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly owned European subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At June 30, 2008, GATX was in compliance with all covenants and conditions of the bank facility, public debt indentures and European subsidiary loan agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2008, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     At June 30, 2008, GATX’s unconditional purchase obligations of $628.3 million were primarily for railcars to be acquired and were comprised as follows (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Rail	$569.1	$185.2	$298.7	$83.6	$0.8	$0.8	$—
Specialty	59.2	59.2	—	—	—	—	—

	$628.3	$244.4	$298.7	$83.6	$0.8	$0.8	$—

     As of June 30, 2008, $42.1 million of 5.0% senior notes (the “2003 Notes”) were outstanding and convertible into GATX common stock at a conversion price of $24.81 per share. In August 2008, holders of the 2003 Notes have the right to require all or a portion of the notes to be purchased for cash at a price equal to 100% of the principal amount of the 2003 Notes plus accrued and unpaid interest. Beginning in August 2008, GATX has the right to redeem the 2003 Notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the 2003 Notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof. Additionally, the 2003 Notes carry a contingent interest provision that beginning on August 15, 2008, if the average trading price of the 2003 Notes equals 120% or more of the principal amount of the 2003 Notes, GATX may be required to pay additional interest for any six month period equal to 0.25% of the trading price of $1,000 principal amount of the 2003 Notes. GATX may avoid paying this contingent interest by calling the 2003 Notes prior to the record date for the contingent interest period.
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. As of June 30, 2008, 2.1 million shares have been repurchased for $76.5 million, all of which occurred in the first quarter. No repurchases were made in the second quarter as the Company has opted to retain this capital to support investment opportunities that may become available. The repurchased shares were recorded as treasury stock under the cost method.

Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the six months ending June 30, 2008; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a summary of GATX’s policies.
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
GLOSSARY OF KEY TERMS
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Equity Excluding Tax Benefits — Income from continuing operations excluding tax benefits divided by average total shareholders equity.
        Reconciliation of non-GAAP financial information (in millions):

	June 30
	2008	2007
Consolidated On Balance Sheet Assets	$4,888.6	$4,367.9
Off Balance Sheet Assets	1,175.1	1,263.2

Total On and Off Balance Sheet Assets	$6,063.7	$5,631.1

Shareholders’ Equity	$1,260.2	$1,084.8

	Six Months Ended
	June 30
	2008	2007
Income from Continuing Operations as Reported	$93.1	$80.5
Tax benefit adjustment (a)	(6.8)	—

Income from Continuing Operations Excluding Tax Benefits	$86.3	$80.5

Diluted Earnings Per Share as Reported	$1.85	$1.44
Tax benefit adjustment (a)	(0.13)	—

Diluted Earnings Per Share Excluding Tax Benefits	$1.72	$1.44

(a)	In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits.

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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons Robert C. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer)
Date: July 30, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

3.2	Amended and Restated Bylaws of GATX Corporation.

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).