Form 10-Q
period 2008-09-30
GATX CORP
filed 2008-10-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of September 30, 2008, 48.7 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)

	September 30	December 31
	2008	2007
Assets
Cash and Cash Equivalents	$47.1	$104.4
Restricted Cash	39.1	44.7

Receivables
Rent and other receivables	101.3	91.1
Finance leases	354.7	334.6
Loans	5.7	8.8
Less: allowance for possible losses	(11.0)	(11.0)

	450.7	423.5

Operating Assets and Facilities
Rail	5,075.7	4,908.5
Specialty	271.5	209.7
ASC	372.0	365.6
Less: allowance for depreciation	(1,975.3)	(1,974.4)

	3,743.9	3,509.4

Investments in Affiliated Companies	425.4	317.8
Goodwill	99.8	104.4
Other Assets	288.2	221.4

Total Assets	$5,094.2	$4,725.6

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$142.2	$119.6

Debt
Commercial paper and borrowings under bank credit facilities	159.9	247.3
Recourse	2,299.4	2,039.9
Nonrecourse	73.3	—
Capital lease obligations	66.1	72.5

	2,598.7	2,359.7

Deferred Income Taxes	776.2	722.8
Other Liabilities	302.4	374.0

Total Liabilities	3,819.5	3,576.1

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,517 and 18,216 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2008 and December 31, 2007, respectively, aggregate liquidation preference of $1.1 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,052,909 and 62,171,716 shares issued and 48,727,223 and 47,899,897 shares outstanding as of September 30, 2008 and December 31, 2007, respectively)	40.5	38.7
Additional paid in capital	590.3	514.3
Retained earnings	1,066.6	939.0
Accumulated other comprehensive income	82.5	86.2
Treasury shares, at cost (16,325,686 shares at September 30, 2008 and 14,271,819 at December 31, 2007)	(505.2)	(428.7)

Total Shareholders’ Equity	1,274.7	1,149.5

Total Liabilities and Shareholders’ Equity	$5,094.2	$4,725.6

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Gross Income
Lease income	$233.6	$224.8	$703.4	$663.4
Marine operating revenue	98.4	76.3	200.7	156.7
Asset remarketing income	14.5	28.6	44.6	56.3
Other income	33.9	16.5	80.1	49.7

Revenues	380.4	346.2	1,028.8	926.1
Share of affiliates’ earnings	40.1	33.7	81.1	76.0

Total Gross Income	420.5	379.9	1,109.9	1,002.1

Ownership Costs
Depreciation	54.4	49.5	156.5	139.5
Interest expense, net	35.8	32.7	106.3	93.3
Operating lease expense	35.1	38.8	110.8	117.0

Total Ownership Costs	125.3	121.0	373.6	349.8

Other Costs and Expenses
Maintenance expense	65.4	61.7	193.9	172.6
Marine operating expense	73.6	55.1	153.5	113.7
Selling, general and administrative	48.1	42.2	129.1	119.4
Other	7.8	13.7	30.5	33.7

Total Other Costs and Expenses	194.9	172.7	507.0	439.4
Income from Continuing Operations before Income Taxes	100.3	86.2	229.3	212.9
Income Taxes	26.3	22.3	62.2	68.5

Income from Continuing Operations	74.0	63.9	167.1	144.4
Income from Discontinued Operations, net of taxes	—	21.7	—	18.5

Net Income	$74.0	$85.6	$167.1	$162.9

Per Share Data
Basic:
Income from continuing operations	$1.52	$1.31	$3.53	$2.86
Income from discontinued operations	—	0.45	—	0.37

Total	$1.52	$1.76	$3.53	$3.23

Average number of common shares	48.6	48.7	47.3	50.5

Diluted:
Income from continuing operations	$1.46	$1.21	$3.31	$2.63
Income from discontinued operations	—	0.41	—	0.33

Total	$1.46	$1.62	$3.31	$2.96

Average number of common shares and common share equivalents	50.9	53.7	51.1	56.2

Dividends declared per common share	$0.27	$0.24	$0.81	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Millions)

	Nine Months Ended
	September 30
	2008	2007
Operating Activities
Net income	$167.1	$162.9
Less: Income from discontinued operations	—	18.5

Income from continuing operations	167.1	144.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gain on sales of assets and securities	(64.1)	(50.5)
Depreciation	164.1	146.7
Asset impairment charges	4.5	2.3
Deferred income taxes	61.5	61.1
Share of affiliates’ earnings, net of dividends	(44.3)	(36.6)
Income taxes payable	(14.1)	(13.6)
Operating lease payable	(35.2)	(35.4)
Other	(23.5)	(6.7)

Net cash provided by operating activities of continuing operations	216.0	211.7

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(383.7)	(395.5)
Loans extended	—	(7.0)
Investments in affiliates	(55.3)	(12.0)
Other	(5.8)	(3.2)

Portfolio investments and capital additions	(444.8)	(417.7)
Purchases of leased-in assets	(70.1)	(6.8)
Portfolio proceeds	103.4	228.1
Proceeds from sales of other assets	58.8	17.5
Net decrease in restricted cash	5.6	4.3
Other	(42.1)	—

Net cash used in investing activities of continuing operations	(389.2)	(174.6)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	339.8	33.9
Repayments of debt (original maturities longer than 90 days)	(21.5)	(188.4)
Net increase in debt with original maturities of 90 days or less	(87.1)	111.5
Payments on capital lease obligations	(6.4)	(5.5)
Employee exercises of stock options	7.4	21.7
Stock repurchases	(76.5)	(300.2)
Cash dividends	(38.5)	(36.1)

Net cash provided by (used in) financing activities of continuing operations	117.2	(363.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.3)	1.7
Cash Flows of Discontinued Operations (see Note 14)
Net cash used in operating activities	—	(33.9)
Net cash provided by investing activities	—	229.9

Net Decrease in Cash and Cash Equivalents during the period	(57.3)	(128.3)
Cash and Cash Equivalents at beginning of period	104.4	196.2
Cash and Cash Equivalents at end of period	$47.1	$67.9

Non-Cash Transaction
Assumption of nonrecourse debt	$74.7	$—

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, as set forth in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”).
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
New Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS No. 161 will have no impact on GATX’s consolidated financial position, results of operations or cash flows.
     In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1” or the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. The FSP requires bifurcation of a component of the convertible debt, classification of that component as equity, and then accretion of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. The FSP is effective for GATX as of January 1, 2009, and early adoption is not permitted. The adoption of this FSP will affect the accounting for GATX’s current 5% convertible notes due 2023 and its previous 7.25% convertible notes that matured in February 2007. GATX is presently evaluating the impact that the application of this FSP will have to its consolidated financial position and results of its operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues	$195.4	$154.8	$530.0	$475.8
Pre-tax income reported by affiliates	87.2	59.3	168.3	161.4
NOTE 4. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended September 30, 2008 and 2007, were as follows (in millions):

			2008 Retiree	2007 Retiree
	2008 Pension	2007 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.4	$0.1	$—
Interest cost	5.9	5.8	0.8	0.8
Expected return on plan assets	(8.0)	(7.7)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.2)	—	—
Unrecognized net loss	0.4	0.9	—	0.3

Net costs	$(0.8)	$0.2	$0.9	$1.1

     The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2008 and 2007, were as follows (in millions):

			2008 Retiree	2007 Retiree
	2008 Pension	2007 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$3.7	$4.4	$0.2	$0.1
Interest cost	17.6	17.4	2.4	2.6
Expected return on plan assets	(24.0)	(22.9)	—	—
Amortization of:
Unrecognized prior service credit	(0.8)	(0.2)	—	(0.1)
Unrecognized net loss	1.1	3.1	0.2	0.7

Net costs	$(2.4)	$1.8	$2.8	$3.3

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth GATX’s commercial commitments as of (in millions):

	September 30	December 31
	2008	2007
Affiliate guarantees	$42.6	$20.7
Asset residual value guarantees	68.9	121.7
Lease payment guarantees	64.2	68.8
Other	77.8	77.8

Total guarantees (a)	253.5	289.0
Standby letters of credit and bonds	17.4	17.7

	$270.9	$306.7

(a)	At September 30, 2008, the recorded value of GATX’s guarantees was a liability of $9.3 million. The expirations of these guarantees range from 2008 to 2019.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverage. No material claims have been made against these obligations. At September 30, 2008, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.
NOTE 6. Variable Interest Entities
     GATX has ownership interests in certain investments that are considered Variable Interest Entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). GATX does not believe it is the primary beneficiary with respect to any of its VIEs and therefore does not consolidate them. These entities are generally involved in railcar and equipment leasing activities. The nature of GATX’s involvement with these entities primarily consists of equity investments and leveraged leases which were acquired or entered into between 1994 and 2002. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIEs in connection with any reconsideration events (as defined in FIN 46(R)) that may result in GATX becoming the primary beneficiary. As of September 30, 2008, GATX’s maximum exposure to loss with respect to its VIEs was approximately $122.8 million, of which $104.3 million was the aggregate carrying value of these investments recorded on its balance sheet. The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.

NOTE 7. Comprehensive Income
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$74.0	$85.6	$167.1	$162.9
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(56.1)	25.3	(3.9)	51.2
Unrealized (loss) gain on securities	(0.8)	0.7	(0.3)	(3.0)
Unrealized gain on derivative instruments	9.9	10.1	0.2	19.3
Post retirement benefit plans	0.1	0.5	0.3	2.1

Comprehensive Income	$27.1	$122.2	$163.4	$232.5

NOTE 8. Share-Based Compensation
     In the first nine months of 2008, GATX granted 308,700 stock appreciation rights (“SAR”), 65,258 restricted stock units and 72,550 performance shares. For the three and nine months ended September 30, 2008, total share-based compensation expense was $2.4 million ($1.5 million after tax) and $7.0 million ($4.3 million after tax), respectively. For the three and nine months ended September 30, 2007, total share-based compensation expense was $1.8 million ($1.1 million after tax) and $7.0 million ($4.3 million after tax), respectively.
     The weighted average estimated fair value of GATX’s 2008 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2008 SAR grant is three years, with 1/3 vesting after each year.

2008
Weighted average fair value of SAR awards	$12.17
Annual dividend	$1.08
Expected life of the option, in years	4.4
Risk free interest rate	2.39%
Dividend yield	3.0%
Expected stock price volatility	29.86%
NOTE 9. Income Taxes
     GATX’s effective tax rate for continuing operations was 27% for the nine months ended September 30, 2008, compared to 32% for the nine months ended September 30, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year, lower statutory rates in a number of foreign jurisdictions have benefited GATX’s overall effective tax rate.
     As of September 30, 2008, GATX’s gross liability for unrecognized tax benefits totaled $50.8 million, which, if fully recognized, would decrease income tax expense by $33.9 million ($31.8 million net of federal tax).
NOTE 10. Capital Structure and Earnings per Share
     In the first nine months of 2008, holders of GATX’s 5.0% senior unsecured notes (the “2003 Notes”) converted $64.8 million of notes, of which $0.7 million was settled in cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result and no gain or loss was recognized. Additionally, upon conversion, holders of the 2003 Notes forfeited accrued but unpaid interest as of the conversion date. In 2008, forfeited interest due to conversions was $1.0 million, net of tax effects, which was recorded as an adjustment to additional paid in capital. At September 30, 2008, $41.9 million of 2003 Notes were outstanding and convertible at a conversion price of $24.81 per share.
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. As of September 30, 2008, 2.1 million shares have been repurchased for $76.5 million, all of which occurred in the first quarter. The repurchased shares were recorded as treasury stock under the cost method. No repurchases have been made since the first quarter as the Company has opted to retain this capital to support potential investment opportunities. Accordingly, the Company

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
no longer expects to complete this program in 2008.
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
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$74.0	$63.9	$167.1	$144.4
Income from discontinued operations	—	21.7	—	18.5
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$74.0	$85.6	$167.1	$162.9
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	0.4	1.1	2.0	3.5

Numerator for diluted earnings per share — income available to common shareholders	$74.4	$86.7	$169.1	$166.4
Denominator:
Denominator for basic earnings per share — weighted average shares	48.6	48.7	47.3	50.5
Effect of dilutive securities:
Equity compensation plans	0.5	0.5	0.5	0.6
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	1.7	4.4	3.2	5.0

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	50.9	53.7	51.1	56.2
Basic earnings per share:
Income from continuing operations	$1.52	$1.31	$3.53	$2.86
Income from discontinued operations	—	0.45	—	0.37

Total basic earnings per share	$1.52	$1.76	$3.53	$3.23

Diluted earnings per share:
Income from continuing operations	$1.46	$1.21	$3.31	$2.63
Income from discontinued operations	—	0.41	—	0.33

Total diluted earnings per share	$1.46	$1.62	$3.31	$2.96

*	Less than $0.1 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED (Continued))
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables present certain segment data for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended September 30, 2008
Profitability
Revenues	$262.9	$21.6	$99.5	$(3.6)	$380.4
Share of affiliates’ earnings	14.2	25.9	—	—	40.1

Total gross income	277.1	47.5	99.5	(3.6)	420.5
Total ownership costs	109.0	9.5	6.7	0.1	125.3
Total operating costs	61.8	6.1	78.9	—	146.8

Segment profit	106.3	31.9	13.9	(3.7)	148.4
SG&A					48.1

Income from continuing operations before income taxes					100.3
Capital Expenditures
Portfolio investments and capital additions	138.7	89.0	(1.4)	1.9	228.2
Selected Balance Sheet Data at September 30, 2008
Investments in affiliated companies	172.4	253.0	—	—	425.4
Identifiable assets	3,987.1	676.7	296.4	134.0	5,094.2

Three Months Ended September 30, 2007
Profitability
Revenues	$234.0	$34.4	$77.5	$0.3	$346.2
Share of affiliates’ earnings	6.3	27.4	—	—	33.7

Total gross income	240.3	61.8	77.5	0.3	379.9
Total ownership costs	108.4	8.1	6.6	(2.1)	121.0
Total operating costs	63.4	6.3	60.7	0.1	130.5

Segment profit	68.5	47.4	10.2	2.3	128.4
SG&A					42.2

Income from continuing operations before income taxes					86.2
Capital Expenditures
Portfolio investments and capital additions	127.5	56.4	—	0.9	184.8
Selected Balance Sheet Data at December 31, 2007
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	Total
Nine Months Ended September 30, 2008
Profitability
Revenues	$759.0	$69.1	$203.9	$(3.2)	$1,028.8
Share of affiliates’ earnings	19.1	62.0	—	—	81.1

Total gross income	778.1	131.1	203.9	(3.2)	1,109.9
Total ownership costs	330.2	26.5	15.9	1.0	373.6
Total operating costs	197.5	12.2	168.2	—	377.9

Segment profit	250.4	92.4	19.8	(4.2)	358.4
SG&A					129.1

Income from continuing operations before income taxes					229.3
Capital Expenditures
Portfolio investments and capital additions	266.7	158.6	6.4	13.1	444.8
Selected Balance Sheet Data at September 30, 2008
Investments in affiliated companies	172.4	253.0	—	—	425.4
Identifiable assets	3,987.1	676.7	296.4	134.0	5,094.2

Nine Months Ended September 30, 2007
Profitability
Revenues	$695.1	$70.5	$160.0	$0.5	$926.1
Share of affiliates’ earnings	15.0	61.0	—	—	76.0

Total gross income	710.1	131.5	160.0	0.5	1,002.1
Total ownership costs	321.5	23.2	15.8	(10.7)	349.8
Total operating costs	184.8	9.9	125.3	—	320.0

Segment profit	203.8	98.4	18.9	11.2	332.3
SG&A					119.4

Income from continuing operations before income taxes					212.9
Capital Expenditures
Portfolio investments and capital additions	311.9	102.2	4.4	(0.8)	417.7
Selected Balance Sheet Data at December 31, 2007
Investments in affiliated companies	135.4	182.4	—	—	317.8
Identifiable assets	3,768.2	515.6	292.0	149.8	4,725.6
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
     Level 2 — Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Also included in this category is a money market fund investment that at present is not actively traded.
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. At September 30, 2008, GATX had no Level 3 financial instruments.
     At September 30, 2008, the fair values of GATX’s financial instruments, which are remeasured on a recurring basis, are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Derivatives, including warrants	$16.6	—	$16.6	—
Available for sale equity securities	$4.4	$4.4	—	—
Money market fund (a)	$38.3	—	$38.3	—

Liabilities
Derivatives	$13.1	—	$13.1	—

(a)	In the quarter ended September 30, 2008, the per share net asset value (NAV) of a money market fund investment fell below one dollar and at present is not actively traded. GATX has been notified that the fund is being liquidated. The amount recorded is based on the last reported NAV by the fund and represents management’s best estimate of fair value.
NOTE 13. Legal Proceedings and Other Contingencies
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely. For a discussion of these matters, please refer to Part I, Item 3, Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except as noted below, there have been no material changes or developments in these matters.
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
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second day, which had previously been scheduled for September 16, 2008, was adjourned to allow time for the parties to discuss a settlement. To date, no settlement has been reached, and the second day of trial has not been rescheduled.
     PKP claims damages in the amount of PLN 116.3 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. Based on current exchange rates, the potential exposure to DEC in the event of an adverse judgment, including the damages sought by PKP and any statutory interest that may be assessed thereon, is estimated to be $48 million.
     GATX Rail Poland intends to vigorously defend this lawsuit. However, the Company has recorded an accrual of $13.2 million representing management’s best estimate of a probable settlement amount. While the ultimate resolution of this

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
NOTE 14. Discontinued Operations
     Discontinued operations consist of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating and SG&A expenses and income taxes.
     The following table summarizes certain operating data for discontinued operations (in millions):

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2007	2007
Revenues	$0.1	$0.6
Loss before income taxes	(0.2)	(5.5)

Income (loss) from operations, net of taxes	0.8	(0.2)
Gain on disposal of segment, net of taxes	20.9	18.7

Net income from discontinued operations	$21.7	$18.5

     The following table summarizes the components of discontinued operations reported on the consolidated statement of cash flows (in millions):

Nine Months Ended
September 30
2007
Operating Activities
Net cash used in operating activities	$(33.9)
Investing Activities
Proceeds from disposal of segment	229.9

Cash provided by discontinued operations, net	$196.0

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
Business Overview
     This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and certain other financial data that is prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Information” at the end of this Item.
     GATX Corporation leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).
     Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2008. For further information, refer to GATX’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission (“SEC”), which contains the Company’s consolidated financial statements for the year ended December 31, 2007.
     The Company’s former Air segment has been segregated as discontinued operations for all periods presented; see “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS
     The following table presents a financial summary of GATX’s operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Gross Income
Rail	$277.1	$240.3	$778.1	$710.1
Specialty	47.5	61.8	131.1	131.5
ASC	99.5	77.5	203.9	160.0

Total segment gross income	424.1	379.6	1,113.1	1,001.6
Other income	(3.6)	0.3	(3.2)	0.5

Consolidated Gross Income	420.5	379.9	1,109.9	1,002.1

Segment Profit
Rail	106.3	68.5	250.4	203.8
Specialty	31.9	47.4	92.4	98.4
ASC	13.9	10.2	19.8	18.9

Total Segment Profit	152.1	126.1	362.6	321.1
Less:
Selling, general and administrative expenses	48.1	42.2	129.1	119.4
Unallocated interest expense, net	0.1	(2.1)	1.2	(10.5)
Other, including eliminations	3.6	(0.2)	3.0	(0.7)
Income taxes	26.3	22.3	62.2	68.5

Income from continuing operations	74.0	63.9	167.1	144.4
Income from discontinued operations, net of taxes	—	21.7	—	18.5

Consolidated Net Income	$74.0	$85.6	$167.1	$162.9

Basic earnings per share — income from continuing operations	$1.52	$1.31	$3.53	$2.86
Diluted earnings per share — income from continuing operations	$1.46	$1.21	$3.31	$2.63

Income from continuing operations, excluding tax benefits	$74.0	$54.5	$160.3	$134.1
Diluted earnings per share, excluding tax benefits	$1.46	$1.04	$3.18	$2.45
Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the trailing twelve months ended September 30:

	2008	2007
ROE	17.6%	15.6%
ROE, excluding tax benefits	16.2%	14.6%
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
Rail
Segment Summary
     Utilization of Rail’s North American fleet was 97.8% at the end of the quarter, down slightly from 98.0% at the end of the second quarter and 97.9% at the end of the prior year. While North American utilization has remained stable, the active fleet as of September 30, 2008, has declined by approximately 1,300 cars from September 30, 2007, as the effects of railcar sales and significantly higher scrapping activity more than offset new railcar placements. In the current quarter, North American average lease renewal pricing on cars in the GATX Lease Price Index (“LPI”, see definition below) decreased 0.3% over the average expiring lease rates, compared to increases of 5.9% for the second quarter and 11.6% for the first quarter. As expected by the Company, the reduction in the LPI between quarters was driven by higher expiring lease rates, as nominal lease renewal rates between quarters remained flat. The LPI is likely to continue to trend lower in the intermediate term due to a combination of higher expiring lease rates and flat or lower nominal lease renewal rates. Lease terms on renewals for LPI cars averaged 57 months in the third quarter of 2008, compared to 63 months for the previous quarter and 65 months for the first quarter of 2008. The North American rail market continues to demonstrate weakness, particularly impacting demand for railcars serving housing and automotive related industries. However, general service tank cars, which comprise the core of Rail’s fleet, continue to experience stable demand and attractive long term lease rates. In Europe, fleet utilization decreased slightly to 97.6% from 97.7% at the end of the second quarter, reflecting seasonal delays in placing newly delivered railcars on lease.
     The LPI is an internally generated business metric that is designed to gauge the performance of Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar asset types that GATX believes to be representative of its overall North American fleet.
     During the first nine months of 2008, Rail’s portfolio investments were $266.7 million compared to $311.9 million for the comparable prior year period. Rail’s portfolio investments in 2008 have consisted primarily of new railcars acquired pursuant to existing commitments. Additionally, during the first nine months of 2008, Rail acquired 3,628 of previously leased-in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.
     During the first nine months of 2008, GATX conducted extensive analyses regarding a number of railcar portfolio acquisition opportunities. Ultimately, the Company’s view of the current market value of these portfolios was significantly lower than the view of the sellers, thus these opportunities did not warrant further pursuit. Costs of approximately $5 million were incurred as part of this review and analysis process, all of which were reported as a selling, general and administrative expense in the current quarter. It is possible that other railcar portfolio acquisition opportunities may become available in the current market environment. GATX will continue to be diligent in pursuing opportunities should they materialize. Any such transaction will be executed if the Company believes it will result in attractive returns for our shareholders and a capital structure that maintains our access to attractively priced capital.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Gross Income
Lease income	$218.5	$210.5	$658.5	$622.8
Asset remarketing income	8.5	9.2	21.7	28.7
Other income	35.9	14.3	78.8	43.6

Revenues	262.9	234.0	759.0	695.1
Affiliate earnings	14.2	6.3	19.1	15.0

	277.1	240.3	778.1	710.1

Ownership Costs
Depreciation	45.9	41.6	135.7	121.9
Interest expense, net	28.4	28.5	84.8	84.5
Operating lease expense	34.7	38.3	109.7	115.1

	109.0	108.4	330.2	321.5

Operating Costs
Maintenance expense	60.0	55.7	182.0	160.4
Other	1.8	7.7	15.5	24.4

	61.8	63.4	197.5	184.8

Segment profit	$106.3	$68.5	$250.4	$203.8

Rail’s Lease Income
     Components of Rail’s lease income for the three and nine months ended September 30 are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
North America	$169.4	$169.7	$513.0	$507.0
Europe	40.3	33.4	119.5	94.8
Locomotives	8.8	7.4	26.0	21.0

	$218.5	$210.5	$658.5	$622.8

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars for the nine months ended September 30:

	2008	2007
Beginning of year balance	112,445	110,478
Cars added	3,131	3,619
Cars scrapped or sold	(5,702)	(2,890)

Ending balance	109,874	111,207
Utilization rate at quarter end	97.8%	97.9%
     The following table summarizes fleet activity for Rail’s European railcars for the nine months ended September 30:

	2008	2007
Beginning of year balance	19,435	18,541
Cars added	253	915
Cars scrapped or sold	(105)	(103)

Ending balance	19,583	19,353
Utilization rate at quarter end	97.6%	96.7%

Comparison of the First Nine Months of 2008 to the First Nine Months of 2007
Segment Profit
     Rail’s segment profit rose 22.9% or $46.6 million over 2007. The current period included a $12.0 million gain on sale of an office building in Poland and the reversal of $8.2 million of reserves due to the settlement of an environmental liability related to inactive sites in Poland. Excluding the impact of these items, the favorable current year variance reflects the effects of lease renewal rate increases, additional locomotives on lease, higher scrapping gains and the net effect of changes in foreign exchange rates. These increases were partially offset by higher maintenance costs.
Gross Income
     Gross income for the first nine months of 2008 was $68.0 million higher than the prior year. In North America, lease income increased $6.0 million, primarily reflecting renewal lease rate increases experienced over the past 12 months. Additionally, locomotive lease income increased $5.0 million, primarily due to over 100 additional locomotives on lease. European lease income increased $24.7 million, of which $18.3 million was the result of strengthening foreign currencies and $6.4 million was largely due to an average of almost 900 additional railcars on lease. Asset remarketing income decreased $7.0 million due to fewer asset sales in the current period. Other income increased $35.2 million, primarily due to a $12.0 million gain on sale of an office building in Poland and higher scrapping gains in North America. Compared to the prior year, over 1,300 more cars have been scrapped at record scrap steel prices, resulting in a $15.4 million increase in North American scrapping gains. Affiliate earnings increased primarily due to the fair value adjustment of derivatives at Rail’s AAE Cargo affiliate (“AAE”).
Ownership Costs
     Ownership costs increased $8.7 million primarily due to $442.0 million of portfolio additions over the last 12 months and the effect of changes in foreign exchange rates, partially offset by the effect of lower interest rates. The mix of ownership costs was impacted by the acquisition in the first nine months of 2008 of 3,628 previously leased in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.
Operating Costs
     Maintenance expenses increased $21.6 million, primarily due to higher car repair volumes, increased repairs performed by railroads and the effect of changes in foreign exchange rates. In North America, maintenance costs were higher largely due to increased assignments, more cars undergoing scheduled regulatory maintenance, increased wheelset replacements performed by railroads and the effect of Canadian foreign exchange rate changes. In Europe, the increase was primarily due to strengthening foreign currencies. Other operating costs decreased $8.9 million, primarily due to the reversal of reserves resulting from the settlement of an environmental liability related to inactive sites in Europe.
Comparison of the Third Quarter 2008 to the Third Quarter 2007
Segment Profit
     Rail’s segment profit increased 55.2% or $37.8 million over 2007. The increase primarily resulted from the effects of a $12.0 million gain on sale of an office building in Poland and the reversal of $8.2 million of reserves due to the settlement of an environmental liability related to inactive sites in Poland. Excluding the impact of these items, the third quarter increase resulted from the effects of higher locomotive lease income, higher scrapping gains, derivative gains at AAE and the net effect of changes in foreign exchange rates. This increase was partially offset by higher maintenance costs.
Gross Income
     Gross income for the third quarter was $36.8 million or 15.3% higher than the prior year. In North America, lease income approximated the prior year as the effects of lease renewal rate increases, railcar assignments and new railcar deliveries offset a decline in the average active fleet of approximately 1,000 railcars. Locomotive lease income increased primarily due to over 100 additional locomotives on lease. In Europe, lease income increased $6.9 million, of which $5.4 million was the result of strengthening foreign currencies and $1.5 million was due to an average of over 600 additional railcars on lease. Asset remarketing income decreased slightly due to fewer asset sales in the current year. Other income increased $21.6 million, due to a $12.0 million gain on sale of an office building and higher scrapping gains in North America. Compared to the prior year, over 440 more cars have been scrapped at record scrap steel prices, resulting in a $7.0 million increase in North American scrapping gains. Affiliate earnings increased $7.9 million primarily as a result of the fair value adjustment of derivatives at AAE.

Ownership Costs
     Ownership costs increased slightly as the effects of higher debt balances and changes in foreign exchange rates were offset by lower interest rates. The mix of ownership costs was impacted by the acquisition in the first nine months of 2008 of 3,628 previously leased in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.
Operating Costs
     Maintenance expense increased $4.3 million, primarily the result of higher car repair volumes, increased wheelset replacements costs and the effect of changes in foreign exchange rates. In North America, costs increased due to higher volumes of cars repaired due to assignments, scheduled regulatory maintenance and increased wheelset replacements performed by railroads. In Europe, costs were flat as the effect of changes in foreign exchange rates were offset by fewer cars undergoing scheduled regulatory maintenance. Other operating costs decreased $5.9 million, primarily due to the reversal of reserves resulting from the settlement of an environmental liability related to inactive sites in Europe.
Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $681.5 million at September 30, 2008, compared to $521.4 million at December 31, 2007, and $496.3 million at September 30, 2007. During the first nine months of 2008, Specialty invested $158.6 million compared to $102.2 million for the comparable prior year period. Specialty’s investments in 2008 have consisted primarily of marine assets, joint ventures and industrial equipment. Capital market volatility continues to create investment uncertainty for Specialty’s industrial equipment customers, which may impact Specialty’s investment opportunities. This challenging investment environment may continue for an indeterminate period of time.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Gross Income
Lease income	$14.0	$13.2	$41.7	$37.4
Asset remarketing income	6.0	19.4	22.9	27.6
Other income	1.6	1.8	4.5	5.5

Revenues	21.6	34.4	69.1	70.5
Affiliate earnings	25.9	27.4	62.0	61.0

	47.5	61.8	131.1	131.5

Ownership Costs
Depreciation	4.2	3.7	12.2	9.3
Interest expense, net	4.9	3.9	13.0	11.8
Operating lease expense	0.4	0.5	1.3	2.1

	9.5	8.1	26.5	23.2

Operating Costs	6.1	6.3	12.2	9.9

Segment profit	$31.9	$47.4	$92.4	$98.4

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	September 30
	2008	2007
Net book value of owned assets (a)	$681.5	$496.3
Net book value of managed portfolio	315.2	444.8

(a)	Includes off balance sheet assets
Comparison of the First Nine Months of 2008 to the First Nine Months of 2007
Segment Profit
     Specialty’s segment profit for the first nine months of 2008 was $6.0 million lower than the prior year, primarily due to lower asset remarketing.
Gross Income
     Gross income was comparable to the prior year. Lease income increased $4.3 million, primarily due to income from investments in operating lease assets made in the last 12 months. Asset remarketing income of $22.9 million decreased $4.7 million over prior year. The prior year included an $18.3 million gain on the sale of marine assets. Affiliate earnings increased $1.0 million as strong marine joint venture earnings continued in 2008, partially offset by the absence of income from a joint venture that was liquidated in the prior year.
Ownership Costs
     Ownership costs increased $3.3 million, primarily due to depreciation and interest expense on operating lease assets acquired over the last 12 months, partially offset by the absence of expense on assets that were previously leased-in.
Operating Costs
     Operating costs increased $2.3 million, primarily due to higher operating costs and the absence of an adjustment to the fair value of derivatives recorded in the prior year.
Comparison of Third Quarter 2008 to Third Quarter 2007
Segment Profit
     Specialty’s segment profit for the third quarter decreased $15.5 million, primarily due to lower asset remarketing income.
Gross Income
     Gross income was $14.3 million lower than prior year. Lease income increased $0.8 million, primarily due to income from investments in operating lease assets made in the last 12 months. Asset remarketing income decreased $13.4 million as the prior year included an $18.3 million gain from the sale of marine operating assets. Affiliate earnings decreased $1.5 million, primarily due to the absence of income from a joint venture that was liquidated in the prior year, partially offset by current year affilitate asset remarketing gains and higher marine joint venture earnings.
Ownership Costs
     Ownership costs increased $1.4 million, primarily due to depreciation and interest expense associated with investments made during the last 12 months.
Operating Costs
     Operating costs were comparable between the two years.

ASC
Segment Summary
     As of September 30, 2008, ASC’s fleet was fully utilized and the same is expected for the remainder of the sailing season. Additionally, water levels on the Great Lakes have risen during 2008, enabling ASC’s fleet to carry more cargo per trip, resulting in higher revenues and segment profit.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Gross Income
Marine operating revenues	$98.4	$76.3	$200.7	$156.7
Lease income	1.1	1.1	3.2	3.2
Other income	—	0.1	—	0.1

	99.5	77.5	203.9	160.0

Ownership costs
Depreciation	4.3	4.2	8.6	8.3
Interest expense, net	2.4	2.4	7.3	7.5

	6.7	6.6	15.9	15.8

Operating costs
Maintenance expense	5.2	5.7	11.7	11.9
Marine operating expense	73.6	55.1	153.5	113.7
Other operating expenses	0.1	(0.1)	3.0	(0.3)

	78.9	60.7	168.2	125.3

Segment profit	$13.9	$10.2	$19.8	$18.9

Comparison of the First Nine Months of 2008 to the First Nine Months of 2007
Segment Profit
     ASC’s segment profit of $19.8 million increased $0.9 million from the prior year. The increase was primarily due to improved fuel recovery and contractual freight rate increases.
Gross Income
     Gross income for the first nine months of 2008 increased $43.9 million from the prior year. The increase was primarily due to higher fuel surcharges, which were offset in operating costs, higher contractual freight rates and a shift in cargo mix. Increased volume due to higher water levels also contributed to the increase.
Ownership Costs
     Ownership costs for the first nine months of 2008 were comparable to the prior year.
Operating Costs
     Operating costs increased $42.9 million, primarily due to increased fuel costs and a $2.9 million charge related to an adverse legal judgment in a dispute with a customer.
Comparison of Third Quarter 2008 to Third Quarter 2007
Segment Profit
     ASC’s segment profit of $13.9 million increased $3.7 million from the prior year. The increase was primarily due to improved fuel recovery and contractual freight rate increases.

Gross Income
     Gross income for the third quarter of 2008 increased $22.0 million from the prior year. The increase was primarily due to higher fuel surcharges, which were offset in operating costs, higher contractual freight rates and a shift in cargo mix. Increased volume due to higher water levels also contributed to the increase.
Ownership Costs
     Ownership costs for the quarter were comparable to the prior year.
Operating Costs
     Operating costs increased $18.2 million, primarily due to increased fuel costs.
ASC Regulatory Update
     ASC’s vessels take on ballast water when not fully loaded in order to ensure safe operation and vessel control. The United States Coast Guard, the United States Environmental Protection Agency (“EPA”) and various states that border the Great Lakes have initiated rulemaking or otherwise have legislation pending to enact new ballast water regulations to address the potential introduction and spread of non-indigenous aquatic species within the Great Lakes. The EPA, in response to a successful challenge to the exemption of discharges incidental to the normal operation of ships (which includes ballast water) from the permitting requirements of the Clean Water Act, has proposed a new Vessel General Permit (“VGP”) to regulate these discharges. The current exemption will end on December 19, 2008, and compliance with the requirements of the VPG will commence following adoption of final rules. In addition, the state of Minnesota has enacted legislation and adopted final rules, effective October 1, 2008, requiring compliance with a state-issued general permit to cover the discharge of ballast water only in that state’s waters of Lake Superior. ASC will comply with the VPG, if adopted as currently proposed, and the new Minnesota permitting requirements by implementing revised vessel management plans and operational procedures. The Minnesota legislation also requires the installation of a ballast treatment system on existing vessels by 2016. While testing of different ballast water treatment systems and technologies continues, no state or federal agency has agreed to full scale testing aboard a Great Lakes ship. Accordingly, at this time ASC cannot determine the impact on its operations of the installation of such systems.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”) and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Selling, general and administrative expenses	$48.1	$42.2	$129.1	$119.4
Unallocated interest expense, net	0.1	(2.1)	1.2	(10.5)
Other, including eliminations	3.6	(0.2)	3.0	(0.7)
Income taxes	26.3	22.3	62.2	68.5
SG&A, Unallocated Interest and Other
     SG&A expenses increased $5.9 million for the quarter and $9.7 million for the year, primarily due to approximately $5 million of business development costs incurred related to the review and analysis of potential rail portfolio acquisitions and the effects of foreign exchange rate changes.
     Unallocated interest expense is the balance (excess or shortfall) of external interest expense remaining after allocation to the reporting segments. The unallocated amount is a function of the difference between GATX’s average actual debt balances and the average amount of debt allocated to the reporting segments based on assigned leverage targets. Unallocated interest expense in the current year was impacted by higher debt balances driven by robust investment activity over the past year combined with significant repurchases of common stock. The credit for unallocated interest expense in the prior year was impacted by lower debt balances and interest income on cash balances related to proceeds received from the sale of Air, which was retained in Other.
     Other of $3.6 million for the quarter and $3.0 million for the year to date period primarily consists of a $3.8 million write-down of a money market fund investment. During the quarter, the per share net asset value of this fund fell below one dollar and at present is not actively traded. Accordingly, GATX has reclassified this investment on its Consolidated Balance Sheet from Cash and Cash Equivalents to Other Assets. As of September 30, 2008, the carrying amount of this investment was $38.3 million.
Income Taxes
     GATX’s effective tax rate for continuing operations was 27% for the nine months ended September 30, 2008, compared to 32% for the nine months ended September 30, 2007. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year, lower statutory rates in a number of foreign jurisdictions have benefited GATX’s overall effective tax rate. Excluding the recognition of tax benefits, GATX’s effective tax rate for the first nine months of 2008 was 33%.
Discontinued Operations
     Discontinued operations consist of the Company’s former Air (“Air”) segment. On January 17, 2007, GATX completed the sale of the remainder of Air for gross proceeds of $227.1 million. Results of discontinued operations reflect directly attributable revenues, ownership, operating and SG&A expenses and income taxes.
     The following table summarizes certain operating data for Discontinued Operations (in millions):

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2007	2007
Revenues	$0.1	$0.6
Loss before income taxes	(0.2)	(5.5)

Income (loss) from operations, net of taxes	0.8	(0.2)
Gain on disposal of segment, net of taxes	20.9	18.7

Net income from discontinued operations	$21.7	$18.5

     See Note 14 to the consolidated financial statements for additional information.
Cash Flow and Liquidity
     Over the course of a full year, GATX expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. This cash flow is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary quarter to quarter. As of September 30, 2008, GATX had unrestricted cash balances of $47.1 million. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.
     Net cash provided by operating activities of continuing operations for the first nine months of 2008 was $216.0 million, an increase of $4.3 million from the prior year. The increase was primarily due to higher lease income and lower foreign tax payments, partially offset by higher maintenance expense and the timing of working capital items.
     Portfolio investments and capital additions for the first nine months of 2008 totaled $444.8 million, a increase of $27.1 million from the prior year. Rail investments of $266.7 million were $45.2 million lower than the prior year, while Specialty investments of $158.6 million were $56.4 million higher. The timing of investments is dependent on transaction opportunities and market conditions. Additionally, in the first nine months of 2008, Rail acquired 3,628 previously leased-in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.
     Portfolio proceeds of $103.4 million for the first nine months of 2008 decreased $124.7 million from the prior year. Portfolio proceeds were higher in 2007 primarily due to proceeds received from sales of securities. Proceeds from sales of other assets increased $41.3 million primarily due to higher North American scrapping activity and the sale of the Polish office building.

     Other investing activity of $42.1 million reflects the Balance Sheet reclassification of a money market fund investment balance from Cash and Cash Equivalents to Other Assets.
     GATX also expects to meet debt, lease and dividend obligations, as well as fund capital spending, through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Debt proceeds for the first nine months of 2008 were $339.8 million, consisting of issuances of $200.0 million and $150.0 million of recourse term debt, net of issuance costs and hedges. The proceeds were primarily used to fund portfolio additions and repurchase 2.1 million shares of GATX common stock for $76.5 million.
     In the first nine months of 2008, holders of GATX’s 5.0% senior unsecured notes converted $64.8 million of notes, of which $0.7 million was settled with cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result.
     Net cash provided by discontinued operations of $196.0 million in 2007 consisted primarily of proceeds received upon completion of the Air sale.
     GATX has a $550.0 million senior unsecured revolving bank facility, which matures in May 2012. At September 30, 2008, availability under the bank facility was $376.4 million, with $157.5 million of commercial paper issued and $16.1 million of letters of credit issued, both backed by the facility.
     The revolving bank facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends GATX may distribute. Some of the indentures also contain limitation on lien provisions that restrict the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly owned European subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At September 30, 2008, GATX was in compliance with all covenants and conditions of the bank facility, public debt indentures and European subsidiary loan agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2008, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     The capital markets are currently experiencing unprecedented volatility. However, to date, GATX has not experienced any material adverse impact to liquidity. While GATX continues to access the capital markets through debt issuances, primarily commercial paper, liquidity in the A-2/P-2 commercial paper market in particular is volatile from day to day. To the extent that volatility in the capital markets continues, GATX’s access to capital may become limited and its borrowing costs may increase.

     At September 30, 2008, GATX’s unconditional purchase obligations of $487.3 million were primarily for railcars to be acquired and were comprised as follows (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Rail	$460.0	$91.7	$288.5	$68.5	$11.3	$—	$—
Specialty	27.3	27.3	—	—	—	—	—

	$487.3	$119.0	$288.5	$68.5	$11.3	$—	$—

     As of September 30, 2008, $41.9 million of 5.0% senior notes (the “2003 Notes”) were outstanding and convertible into GATX common stock at a conversion price of $24.81 per share. The holders of the 2003 Notes have the right to require all or a portion of the notes to be purchased for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest. GATX has the right to redeem the 2003 Notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the 2003 Notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof.
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. As of September 30, 2008, 2.1 million shares have been repurchased for $76.5 million, all of which occurred in the first quarter. The repurchased shares were recorded as treasury stock under the cost method. No repurchases were made since the first quarter as the Company has opted to retain this capital to support potential investment opportunities. Accordingly, the Company no longer expects to complete this program in 2008.
Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the nine months ending September 30, 2008; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a summary of GATX’s policies.
Non-GAAP Financial Information
     This report includes certain financial performance measures computed using non-GAAP components as defined by the SEC. These measures are return on equity excluding tax benefits, income from continuing operations excluding tax benefits and diluted earnings per share excluding tax benefits. As required under SEC rules, GATX has provided a reconciliation of these non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX’s underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
GLOSSARY OF KEY TERMS
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Equity, Excluding Tax Benefits — Income from continuing operations excluding tax benefits divided by average total shareholders equity.

     Reconciliation of non-GAAP financial information (in millions):

	September 30
	2008	2007
Consolidated On Balance Sheet Assets	$5,094.2	$4,500.9
Off Balance Sheet Assets	1,052.2	1,233.0

Total On and Off Balance Sheet Assets	$6,146.4	$5,733.9

Shareholders’ Equity	$1,274.7	$1,089.7

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Income from Continuing Operations as Reported	$74.0	$63.9	$167.1	$144.4
Tax benefit adjustment (a)	—	(9.4)	(6.8)	(10.3)

Income from Continuing Operations excluding tax benefits	$74.0	$54.5	$160.3	$134.1

Diluted Earnings per Share as Reported	$1.46	$1.21	$3.31	$2.63
Tax benefit adjustment (a)	—	(0.17)	(0.13)	(0.18)

Diluted Earnings per Share excluding tax benefits	$1.46	$1.04	$3.18	$2.45

(a)	In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits. In 2007, enacted reductions in statutory tax rates in foreign jurisdictions resulted in the recognition of deferred tax benefits.
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Date: October 29, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).