Form 10-K
period 2008-12-31
GATX CORP
filed 2009-02-25
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2328

GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)
222 West Adams Street
Chicago, IL 60606-5314
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.1 billion as of June 30, 2008.

As of January 31, 2009, 48.7 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 13, 2009	PART III

GATX CORPORATION

2008 FORM 10-K

Item 1.	Business

GENERAL

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”). During 2006 and 2007, GATX sold its aircraft leasing business (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. For details regarding foreign operations, see discussion in Note 24 to the consolidated financial statements. For details regarding each segment’s operating results and assets, see Note 25 to the consolidated financial statements.

At December 31, 2008, GATX had total assets of $6.3 billion, comprised largely of railcars, marine vessels and joint venture investments. Included in this figure were $1.1 billion of assets, primarily railcars, which were leased in under operating leases and therefore were not recorded on the balance sheet.

BUSINESS SEGMENTS

Rail

Rail leases tank cars, freight cars and locomotives in North America and Europe. Operating for 110 years, Rail is a leader in the railcar leasing industry and controls one of the largest privately owned railcar fleets in the world. Rail established its position through a disciplined investment approach, in which the company sources railcars direct from manufacturers at advantaged prices and supplements this effort through opportunistic purchases of railcars in the secondary market.

At December 31, 2008, Rail had total assets of $5.2 billion, including $1.1 billion of off balance sheet assets. Rail’s railcar leasing customers are comprised primarily of shippers of chemical, petroleum and food products as well as railroads. Rail provides more than 130 railcar types used to ship approximately 700 different commodities.

The following table provides information on the major railcar types that Rail leases to its customers and the typical commodities that its customers ship in these railcars.

General Service	High Pressure	Specialty
Tank Cars	Tank Cars	Hoppers	Gravity Hoppers	Gondolas	Open Hoppers
Caustic Soda	LPG	Sugar	Grain Products	Industrial Minerals	Coal

Petroleum	Vinyl Chloride	Flour	Solid Fertilizer	Taconite	Gravel

Corn Syrup	Polypropylene	Cement	Sand	Glass Cullet	Industrial Minerals

Biofuels	Anhydrous Ammonia	Sodium Chlorate	Cement	Metallurgic Coke	Petroleum Coke

As of December 31, 2008, Rail’s worldwide fleet, comprised of wholly-owned and leased in railcars, totaled approximately 133,000 railcars. These cars have depreciable lives of 30 to 38 years and an average age of approximately 16 years in North America and 24 years in Europe. Rail also had an ownership interest in approximately 30,000 railcars through investments in affiliated companies. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages approximately 3,500 railcars for third party owners. The following table sets forth Rail’s fleet data as of December 31, 2008:

	Tank	Freight		Affiliate	Managed
	Railcars	Railcars	Total Fleet	Railcars	Railcars	Total Railcars	Locomotives

North America	61,278	51,698	112,976	5,543	2,711	121,230	615
Europe	19,499	225	19,724	24,129	753	44,606	—

	80,777	51,923	132,700	29,672	3,464	165,836	615

North America

At the end of 2008, there were approximately 1.4 million freight cars and 324,000 tank cars operating in North America. Rail’s freight car fleet comprised approximately 4% of all North American freight cars and Rail’s tank car fleet comprised approximately 19% of all North American tank cars. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, CIT Group, Inc., Trinity Leasing, and First Union Rail. Rail competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail leases railcars for terms that generally range from five to ten years. In 2008, renewals on existing leases generally ranged from two to seven years, however, renewal terms will vary depending on market conditions. The weighted average remaining lease term of the North American fleet was four years as of December 31, 2008. Rail primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes. Rail has a large and diverse customer base, serving approximately 900 customers. In 2008, no single customer accounted for more than 2.7% of Rail’s total lease income, and the top ten customers combined accounted for approximately 21% of Rail’s total lease income.

In North America, Rail purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., Union Tank Car Company, FreightCar America, National Steel Car Ltd. and The Greenbrier Companies. As of December 31, 2008, Rail had North American purchase commitments with Trinity Industries and American Railcar Industries, Inc. to acquire 2,096 newly manufactured railcars to be delivered through 2010 and options for an additional 3,000 through 2011.

	North American Committed Purchase Agreements
	2009	2010	2011	Total

Contractual railcar commitments	1,846	250	—	2,096
Optional railcar orders	—	1,750	1,250	3,000

	1,846	2,000	1,250	5,096

In addition to the purchase of new cars, Rail acquires existing portfolios or fleets of complementary railcars in the secondary market. In 2008, Rail acquired the North American railcar fleet of Allco Finance Group Limited. This diversified fleet consisted of 3,650 freight cars with an average age of three years.

Rail’s North American operation also includes its locomotive leasing business, which consists of the purchasing, refurbishing and leasing of four- and six-axle locomotives. As of December 31, 2008, the fleet consisted of 615 units, 82% of which are four-axle and 18% are six-axle. Additionally, Rail manages 66 locomotives for an affiliate. Four-axle locomotives have not been manufactured in any material quantity since the mid-1980s but continue to be in demand by railroads and shippers. As a result, with periodic refurbishment, the four-axle fleet is expected to continue to be marketable and yield attractive returns. Rail’s locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Locomotive lease terms vary from month-to-month to 15 years, with a weighted average remaining lease term of three years. The locomotives in Rail’s current portfolio have remaining depreciable lives ranging from 8 to 18 years. Major competitors in the North American locomotive leasing market are Helm Financial Corporation and National Railway Equipment Corporation. Competitive factors in the market include equipment condition, availability, customer service and pricing.

North American Maintenance

The majority of Rail’s customer leases are full service leases, under which Rail maintains the railcars. Rail operates an extensive network of service facilities across North America that performs repair, maintenance and regulatory compliance work on the fleet. This maintenance organization is dedicated to performing timely, efficient and high quality repair services. Maintenance services include interior cleaning of railcars, general repairs to car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and paint, and car stenciling. To the extent possible, regulatory compliance work is conducted while cars are in the service centers for customer directed repairs, thereby minimizing the amount of time the car is out of service. Rail’s North American maintenance network consists of:

•	Seven major service centers. These full service facilities repair approximately 9,200 cars annually and can complete virtually any repair or modification project.

•	Six customer-dedicated sites operating solely within specific customer plants. Services offered at these sites are typically tailored to the needs of the customer’s fleet.

•	Seven “Fast Track” locations, all operating in the United States. Fast Track locations are smaller in size and scale than major service centers, primarily focusing on routine cleaning, repair and regulatory compliance services.

•	Twenty mobile repair units operating from various locations. These repair trucks are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

Rail’s repair network is supplemented by a number of approved third party service centers that adhere to GATX’s quality standards. In certain cases, third-party repair services are utilized via fixed-capacity contracts under which GATX has secured repair capacity in advance through term contracts. In 2008, these third party service centers accounted for approximately 47% of Rail’s North American service center maintenance costs (excluding the cost of repairs performed by railroads). In 2008, an aggregate of 76,000 service events, including multiple independent service events for the same car, were performed at GATX owned and third party service centers.

Europe

Rail’s European operations consist of its wholly-owned subsidiaries in Germany, Austria and Poland. Rail leases standard gauge railcars to customers throughout most of Europe. Rail’s European customer base includes petroleum refining, chemical manufacturing, transportation, forwarding and railway companies. In Europe, Rail acquires new railcars primarily from the IRS Group. Rail Europe also assembles a few hundred pressure tank cars each year at its Ostroda, Poland service center. Lease terms for Rail’s European fleet generally range from one to five years and at December 31, 2008, the weighted average remaining lease term of the fleet was two years. Rail also operates two service centers in Europe that perform significant repairs and regulatory compliance for owned railcars. The owned service centers are supplemented by a number of third party contract repair facilities, which in 2008 accounted for approximately 48% of Rail’s European fleet repair costs. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail’s primary competitors in Europe are VTG Aktiengesellschaft, Ermewa, CTL Logistics Group, and PCC Rail Group.

Rail Affiliates

Rail has two notable investments in affiliated companies: a 50% interest in Southern Capital Corporation (“SCC”) and a 37.5% interest in AAE Cargo AG (“AAE”).

SCC is a joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls 4,006 freight cars and 66 locomotives, all of which are on lease to KCSR.

AAE is a Switzerland-based railcar lessor that as of December 31, 2008, owned approximately 24,100 freight cars with an average age of 9 years, comprised of 14,135 intermodal cars (58.6%), 4,708 covered cars (19.5%) and 5,286 other freight type cars (21.9%). AAE’s customer base consists of various railways throughout Europe as well as private operators. Utilization of AAE’s fleet has historically been very high and approached 100% as of December 31, 2008.

Specialty

Specialty provides leasing, asset remarketing and asset management services to the marine and industrial equipment markets. Specialty offers operating leases, direct finance leases and loans, and extends its market reach through joint venture investments. Specialty seeks to invest in long-lived, widely used assets which are critical to the operations of its customers. Specialty’s total assets as of December 31, 2008, including off-balance sheet assets, totaled $654.4 million.

Target asset types for Specialty include:

— Marine	— Industrial Facilities
— Oil and Gas Equipment	— Construction and Mining Equipment
— Power Generation Equipment

Specialty’s principal competitors are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty’s ability to compete are equipment expertise, GATX’s relationships, relative cost of funds, and the availability of other financing alternatives to our potential customers.

The following table sets forth the approximate net book values of Specialty’s owned and managed assets as of December 31 (in millions):

	On Balance	Off Balance	Total	Managed
	Sheet	Sheet	Assets	Assets

2008	$649.7	$4.7	$654.4	$285.9
2007	515.6	5.8	521.4	378.1
2006	491.9	8.0	499.9	470.4

Portfolio

Specialty’s owned portfolio of assets consists primarily of investments in operating and finance leases of $349.8 million. Leased assets are diverse and include marine vessels used in inland and blue water freight transportation and equipment used in natural gas compression, bioethanol production, power generation, construction, and mining. Operating lease assets have depreciable lives of 4 to 30 years, with a weighted average remaining lease term of 6 years. The majority of these assets are placed with customers under long term leases, with expiration dates predominantly falling between December 2012 and September 2018.

Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has traditionally had a high level of expertise. Specialty generates fee income through portfolio administration and remarketing of managed assets. Specialty also provides equipment residual value guarantees, which enable it to share in any asset value in excess of the guaranteed amount. As of December 31, 2008, Specialty was party to 28 such residual value guarantees that expire between 2009 and 2017.

Specialty Affiliates

Specialty has investments in affiliated companies, with a net book value of $249.6 million as of December 31, 2008, primarily consisting of an aircraft engine leasing joint venture, five marine joint ventures and a gas compression equipment leasing joint venture. Specialty invests in joint ventures to expand its presence in key markets, expand geographically and to diversify its risks. Specialty’s joint venture partners are typically well established companies with decades of experience in their markets.

Rolls-Royce and Partners Finance Limited (“RRPF”) is a 50% owned joint venture with Rolls-Royce PLC, a leading manufacturer of commercial aircraft jet engines. RRPF provides short, medium and long-term spare engine leases and owns one of the largest spare engine portfolios in the industry, comprised of more than 300 Rolls-Royce and International Aero Engine aircraft engines. RRPF brings high levels of technical, financial and leasing expertise to the market. Through RRPF, Rolls-Royce was one of the first original equipment manufacturers to provide dedicated, long-term, spare engine leasing options.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50% owned marine joint venture with IMC Holdings, a subsidiary of the IMC Pan Asia Alliance Group (“IMC”). IMC is a 50 year old Singapore-based owner-operator of over 80 vessels, including chemical tankers, dry bulk carriers, multipurpose cargo and offshore oil and gas carriers. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC’s other chemical tankers in support of the movement of organic and inorganic chemicals, along with vegetable and other oils, and biofuels from the Middle East Gulf to Asia, the U.S. and Europe.

Somargas Limited and Singco Gas Pte, Limited (“Singco”) are each 50% owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 90 year old Norwegian Company primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil. Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 — 10,000 cubic meters (“cbm”) carrying capacity). Singco is building four liquid petroleum gas/ethylene/liquefied natural gas vessels (each with 10,000 cbm carrying capacity). The Somargas vessels operate in a pooling arrangement controlled by Skaugen, primarily transporting ethylene between the Middle East Gulf and Asia. The four Singco vessels, once delivered, will enter into the same pool with the Somargas vessels.

Clipper Third Limited and Clipper Fourth Limited, respectively, are 50% and 45% owned joint ventures with Clipper Group Invest Ltd. (the “Clipper Group”). The Clipper Group is a leading international shipping consortium with over 35 years of experience in the shipping business. The Clipper Group controls a modern fleet of over 200 vessels, approximately 100 of which are wholly-owned. Their fleet consists of handysize, handy max and panamax dry bulk carriers (15,000 — 80,000 dwt carrying capacity), multipurpose vessels (4,000 — 17,500 dwt carrying capacity), and chemical tankers (1,500 — 20,000 dwt carrying capacity), and are capable of handling a variety of cargo types. Clipper Third owns four handysize vessels (each with 27,000 dwt carrying capacity) that support the worldwide movement of dry bulk products such as grain, cement, coal and steel. Clipper Fourth owns 14 handysize chemical parcel tankers (each with 10,000-15,000 dwt carrying capacity). These 18 vessels operate under pooling arrangements with the Clipper Group’s fleet in support of the worldwide movement of dry bulk commodities and organic, inorganic and specialty chemicals with a concentration in the Atlantic and Mediterranean trades.

Enerven Compression, LLC (“Enerven”) is a 45.55% owned joint venture with ING Investment Management and Enerven management. Enerven provides natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third-party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). ECS offers rental and full-service leasing of gas compression equipment to producers, gas storage companies and midstream operators. The ECS portfolio consists of over 300 owned units in various sizes and configurations totaling approximately 200,000 horsepower. WESCO provides outsource operations and maintenance services to oil and gas producers and compression rental companies. It specializes in maintenance, turnkey repair projects, equipment rebuilds and parts sales.

ASC

ASC owns and operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities for a range of industrial customers. The primary commodities that ASC’s vessels carry are iron ore, coal and limestone. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety have been the keys to ASC’s success for over 100 years. ASC’s sailing season generally runs from April 1 through December 31; however, weather conditions permitting, certain vessels may operate into January of the following year.

At December 31, 2008, ASC’s fleet consisted of 18 vessels with a net book value of $237.0 million. Fifteen of the vessels are diesel powered, constructed in the 1970’s and early 1980’s, having an average age of 31 years and estimated useful lives of 50 years. The diesel vessels range in size from 635 feet to 1,000 feet long and maximum load capacities of 23,800 to 80,900 gross tons. The three remaining vessels are steam powered, built in the 1940’s and 1950’s, and have an estimated remaining useful life of ten years. The steamer vessels range in size from 690 to 767 feet and have maximum load capacities of 22,300 to 26,300 gross tons. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended use well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. ASC’s customers are primarily consumers of iron ore, western and eastern coal, limestone aggregates and metallurgical limestone. ASC served 24 customers in 2008 with the top five customers comprising 72% of ASC’s total revenue.

ASC operates pursuant to contractual commitments with customers to carry a stipulated range of freight volume each year. Committed volume is supplemented with spot opportunities. In 2008, ASC carried 35.7 million net tons of cargo including both contracted volume and spot business. ASC’s customer portfolio has remained relatively stable over the past three years and includes a mix of companies in the steel production, power generation and construction industries. Seventeen of the vessels in ASC’s fleet are used to service contract and spot business. ASC’s remaining vessel operates under a long-term time charter agreement that is scheduled to expire in 2015.

In 2008 for the markets that ASC serves, ASC’s vessels carried 37% of the total 96 million net tons of freight volume that was carried by the 50 United States-Flag vessels serving the Great Lakes. ASC’s primary competitors on the domestic Great Lakes are Grand River Navigation, Great Lakes Fleet, Inc., Interlake Steamship Company, K & K Integrated Logistics, VanEnkevort Tug and Barge, and Upper Lakes Towing. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is regulated by the Jones Act (the “Act”), which requires all commercial vessels transporting merchandise between ports in the U.S. to be built, owned, operated, manned by U.S. citizens and registered under the U.S. flag.

Enforcement of the Act is the responsibility of the United States Coast Guard, which oversees ship construction, repair and rebuilding, as well as reviewing ownership structures to ensure compliance. The Act ensures that carriers operate under common wage, labor, and environmental regulations.

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

EMPLOYEES

As of December 31, 2008, GATX employed approximately 2,119 persons, of whom 51% were covered by union contracts. An aggregate of 70 employees at two of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada (“CEP)”. Although both service centers are covered by the same union, each contract has separate terms and conditions. Both contracts expired in January 2009 and negotiations are ongoing. Seventy-seven employees at ASC are covered under a United Steelworkers of America (“USWA”) collective bargaining agreement that expires in August 2009.

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

Some of GATX’s current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which it operates. In particular, the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal, state, local, and foreign statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2008, environmental costs were not material to GATX’s results of operations, financial position or cash flows. For further discussion, see Note 18 to the consolidated financial statements.

AVAILABLE INFORMATION

GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on GATX’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors

GATX is subject to a number of risks which investors should consider before investing in GATX’s securities. These risks include the factors described below as well as other information contained in this filing and GATX’s other filings with the Securities and Exchange Commission. The risk factors described below are not the only risks facing the Company, and additional risks not presently known to GATX or risks currently considered immaterial also may adversely affect GATX.

Competition could result in decreased profitability.

GATX operates in a highly competitive business environment. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than GATX. Additionally, certain of GATX’s competitors have received loans from the U.S. government under the Troubled Asset Relief Program (“TARP”) and other similar programs, and it is possible that competitors may deploy a portion of any TARP funds received to segments of their operations that compete with GATX. These factors may enable competitors to offer leases and loans to customers at lower rates than GATX is able to provide, thus impacting GATX’s asset utilization or GATX’s ability to lease assets on a profitable basis.

Weak economic conditions, financial market volatility and other factors may decrease customer demand for GATX’s assets and services and negatively impact GATX’s business and results of operations.

GATX relies upon continued demand from its customers to lease its railcars and marine and industrial equipment assets. Demand for these assets is dependent upon the markets for the products and services offered by the Company’s customers and the strength and growth of their businesses. A number of GATX’s customers operate in cyclical markets, such as the steel, chemical and construction industries, which are susceptible to macroeconomic downturns in the United States and abroad and may experience significant changes in demand over time.

As a result of the recessionary economic conditions currently affecting the economy of the United States and other parts of the world, GATX’s customers may experience declines in their operating and financial performance, which may, in turn, reduce their demand for the assets and services GATX provides. Additionally, disruptions in the global capital markets have led to significantly decreased availability of credit and an increase in borrowing costs. If GATX’s customers are unable to obtain credit to finance their operations, they may not be able to pay, or may delay payment of, amounts owed to GATX, which could have a material adverse effect on GATX’s results of operations, financial condition and liquidity. Continued weakness in certain sectors of the economy also may make it more difficult for GATX to lease certain types of railcars that are returned either at the end of a lease term or as a result of a customer bankruptcy or default.

In many cases, demand for GATX’s assets is also dependent on customers’ desire to lease, rather than purchase assets. There are a number of items that factor into the customer’s decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations and operational flexibility. GATX has no control over these external considerations, and changes in these factors could negatively impact demand for its assets held for lease.

Additional factors influencing customer demand for GATX’s assets include changes in production volumes, potential changes in supply chains, choices regarding type of transportation asset, availability of substitutes and other operational needs. Demand for the shipping services provided by the Company’s ASC segment is also dependent upon the factors discussed above. A significant decline in customer demand for the assets and services provided by GATX could adversely affect the Company’s financial performance.

GATX’s allowance for possible losses may prove inadequate.

GATX’s allowance for possible losses on reservable assets may be not be adequate over time to cover credit losses in its portfolio if unexpected adverse changes in the economy differ from the expectations of management or if discrete events adversely affect specific customers, industries or markets. If the credit quality of GATX’s customer base materially deteriorates, the Company’s allowance may be insufficient to cover credit losses and GATX’s financial position or results of operations could be negatively impacted.

Continued deterioration in the global capital markets, weakening of macroeconomic conditions, and changes in credit ratings may limit the ability of GATX to secure financing and may increase its borrowing costs.

GATX relies, in part, upon banks and capital markets to fund its operations and contractual commitments, including availability under existing bank credit facilities and the issuance of long-term debt instruments and commercial paper from time to time. Since July 2007, these markets have exhibited unprecedented volatility. As a result, interest rates on corporate debt have increased, and access to capital, particularly in the unsecured debt markets, has become significantly more constrained. In addition to the capital markets environment, a number of other factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include GATX’s financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). If GATX is unable to secure financing on acceptable terms, the Company’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds, may not be adequate to fund its operations and contractual commitments.

Changes in laws, rules or regulations could negatively affect GATX’s business and profitability.

GATX’s rail and marine operations are subject to various laws, rules and regulations administered by a number of federal and state agencies, including the U.S. Department of Transportation. GATX’s railcar operations are also affected by regulations adopted by the Association of American Railroads. These agencies establish rules and regulations for the railcar industry, including mechanical, maintenance and safety standards. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GATX’s operations are also subject to the jurisdiction of regulatory agencies of foreign countries. Future changes in these laws, rules and regulations could reduce the economic value of GATX’s assets or require significant expenditures to comply thereby increasing GATX’s operating expenses. Certain changes to laws, rules and regulations could mandate the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

GATX’s assets may become obsolete.

In addition to changes in laws, rules and regulations that may make assets obsolete, GATX may be adversely impacted by changes in the preferred method used by the Company’s customers to ship their products or by a shift by customers toward purchasing assets rather than leasing them from GATX. The industries in which GATX’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for GATX’s rail and marine assets may be significantly affected by changes to the markets in which the Company’s customers operate. A significant reduction in customer demand or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of GATX assets leased by those customers.

High energy prices could have a negative effect on the demand for GATX’s products and services.

Energy prices, including the price of natural gas and oil, are significant cost drivers for many of GATX’s customers, either directly in the form of raw material costs in industries such as the chemical and steel industries, or indirectly in the form of increased transportation costs. Sustained high energy prices could negatively impact these industries resulting in a corresponding adverse effect on customer demand for GATX’s assets, as well as related services.

Events or conditions negatively affecting certain assets, customers or geographic regions in which GATX has a large investment could have a negative impact on its results of operations.

GATX’s revenues are generally derived from a number of different asset types, customers, industries and geographic locations. However, from time to time, GATX could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a particular asset type, discrete events with a specific customer or industry, or adverse regional economic conditions, particularly for those assets, customers or regions in which GATX has a concentrated exposure, could have a negative impact on GATX’s results of operations.

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

The nature of GATX’s businesses and assets expose the Company to the potential for claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. Certain GATX railcars may be used by customers to transport hazardous materials, and a rupture of a railcar carrying such materials in an accident could lead to litigation and subject GATX to the potential for significant liability. A substantial adverse judgment against GATX could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.

GATX may not be able to procure insurance on a cost-effective basis.

GATX manages its exposure to risk, in part, by insuring its assets and their associated risks. There is no guarantee that such insurance will be consistently available on a cost-effective basis in the future. If the cost of insurance coverage becomes prohibitively expensive, GATX could be forced to reduce the amount of coverage and increase the amount of its self-insured risk retention.

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

GATX may incur future asset impairment charges.

GATX regularly reviews long-lived assets and joint venture investments for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. GATX may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management or other factors that affect GATX’s estimates of expected cash flows to be generated from its long-lived assets or joint venture investments.

Fluctuations in foreign exchange rates and interest rates could have a negative impact on GATX’s results of operations.

GATX’s results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of foreign subsidiaries, when translated, may differ materially from period to period. GATX is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GATX domestically and internationally, and could have a negative impact on GATX’s results of operations. GATX is also subject to risks associated with fluctuations in interest rates. The Company may seek to limit foreign exchange rate and interest rate risk through the use of currency or interest rate hedges, but these measures may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect GATX’s financial performance.

GATX may be unable to maintain assets on lease or charter at satisfactory rates.

GATX’s profitability is largely dependent on its ability to maintain assets on lease at satisfactory rates and to re-lease or sell assets upon lease expiration. A number of factors can adversely affect asset utilization rates and lease rates, including, but not limited to, an economic downturn causing reduced demand or oversupply in the markets in which GATX operates, changes in customer behavior, or other changes in supply or demand for such assets. A decline in customer demand for GATX’s assets could cause customers to demand shorter lease terms and lower lease rates and could result in a decrease in the utilization rate for GATX’s assets and reduced revenues.

GATX is subject to the inherent risks of its joint venture investments.

GATX’s investments include non-controlling interests in a number of joint ventures managed and operated by third parties. These entities are subject to many of the same risk factors discussed in this Risk Factors section. GATX is indirectly exposed to these risks through its ownership interest in these entities, and adverse developments in the business or financial results of those entities could have a negative impact on GATX’s results of operations. Additionally, in those instances where a joint venture is managed and operated by GATX’s joint venture partner or another third party, GATX may not have control over all operational decisions which may result in actions taken at the joint venture level that could have an adverse economic impact on GATX.

GATX cannot predict with certainty the impact that inflation or deflation will have on its financial results.

Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GATX’s financial results. However, these benefits may be offset, in whole or in part, by increases in the costs for goods and services purchased by GATX, including salaries and wages, health care costs, supplies, utilities, and maintenance and repair services and materials. Significant increases in GATX’s cost of goods and services could adversely impact the company’s financial performance. A period of prolonged deflation would have a negative impact on GATX from several perspectives, including lease rate pricing, residual values and asset remarketing opportunities. These negative impacts of deflation may be affected, in whole or in part, by decreases in the cost to GATX of goods and services, including those discussed herein.

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

A significant portion of GATX’s employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, including wages, health and welfare benefits, work rules and other issues. Historically, the Company and its unions have been successful in negotiating acceptable agreements without the occurrence of any extended work stoppages. However, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, business disruptions and increased operating costs due to higher wages or benefits paid to union workers, any of which could have an adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Changes to assumptions used to calculate post-retirement costs, increases in funding requirements and investment losses in pension funds could adversely affect GATX’s results of operations.

GATX’s pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX’s results of operations and financial condition. Additionally, GATX could be required to increase contributions to its pension plans as a result of changes to laws, regulations or rules that increase funding requirements or to compensate for investment losses in pension plan assets. If GATX were forced to increase contributions to its pension plans, the Company’s results of operations, cash flows and financial condition could be negatively affected.

GATX’s effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries.

GATX is subject to taxes in the United States and various foreign jurisdictions. As a result, GATX’s effective tax rate could be adversely affected by changes in the mix of earnings in the United States and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or by material audit assessments.

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

Information regarding the location and general character of certain properties of GATX is included in Item 1, “Business”, of this document.

Locations of operations are as follows:

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
Yazoo City, Mississippi
Gdansk, Poland
Plock, Poland

Fast Track Service Centers
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Shreveport, Louisiana
Kansas City, Missouri
La Porte, Texas
Plantersville, Texas

Mobile Service Units
Mobile, Alabama
Tampa, Florida
Gray, Georgia
East Chicago, Indiana
Sioux City, Iowa
Donaldsonville, Louisiana
Haughton, Louisiana
Lake Charles, Louisiana
Morris, Missouri
Albany, New York
Cleveland, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Red Deer, Alberta
Clarkson, Ontario
Sarnia, Ontario
Moose Jaw, Saskatchewan
Montreal, Quebec
Quebec City, Quebec

Specialty

Business Office
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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

		Position
		Held
Name	Offices Held	Since	Age

Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	49
Robert C. Lyons	Senior Vice President and Chief Financial Officer	2007	45
James F. Earl	Executive Vice President and Chief Operating Officer	2006	52
Deborah A. Golden	Senior Vice President, General Counsel and Secretary	2007	54
Mary K. Lawler	Senior Vice President, Human Resources	2008	43
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	49
William J. Hasek	Senior Vice President and Treasurer	2007	52
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	39
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	54
Clifford J. Porzenheim	Senior Vice President, Strategic Growth	2007	45

•	Mr. Kenney has served as Chairman and Chief Executive Officer of GATX since 2005. Previously, Mr. Kenney served as President of GATX from 2004 to 2005, Senior Vice President and Chief Financial Officer of GATX from 2002 to 2004, Vice President and Chief Financial Officer of GATX from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•	Mr. Lyons has served as Senior Vice President and Chief Financial Officer of GATX since 2007. Previously, Mr. Lyons served as Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations of GATX from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•	Mr. Earl has served as Executive Vice President and Chief Operating Officer since 2006. Previously, Mr. Earl served as Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•	Ms. Golden has served as Senior Vice President, General Counsel and Secretary since 2007. Ms. Golden joined GATX in 2006 as Vice President, General Counsel and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel of Midwest Generation, LLC from 2004 to 2005, Deputy General Counsel, State of Illinois, Office of the Governor from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc from 1997 to 2001.

•	In 2008, Ms. Lawler joined GATX and was elected Senior Vice President, Human Resources. Prior to joining GATX, Ms. Lawler served as Senior Vice President, Operations of Newsday, a Tribune Publishing Company. She joined Tribune Company in 1997 as Human Resources Counsel.

•	Mr. Muckian has served as Senior Vice President, Controller and Chief Accounting Officer of GATX since 2007. Previously, Mr. Muckian served as Vice President, Controller and Chief Accounting Officer from 2002 to 2007, Controller and Chief Accounting Officer of GATX from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•	Mr. Hasek has served as Senior Vice President and Treasurer of GATX since 2007. Previously, Mr. Hasek served as Vice President and Treasurer from 2002 to 2007, Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

•	Mr. Brooks has served as Senior Vice President and Chief Information Officer since 2008. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

•	Mr. Glenn has served as Senior Vice President, Portfolio Management since 2007. Previously, Mr. Glenn served as Vice President, Portfolio Management from 2006 to 2007 and as a GATX Corporation Vice President since 2004 and Executive Vice President of Specialty since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and in a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

•	Mr. Porzenheim has served as Senior Vice President, Strategic Growth since 2007. Previously, Mr. Porzenheim served as Vice President, Strategic Growth from 2006 to 2007, Senior Vice President, Rail Fleet Management and Marketing from 2002 to 2006, Vice President of Corporate Strategy from 1999 to 2002 and Director of Corporate Development from 1996 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common shareholders of record as of January 31, 2009 was 2,811. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

					2008	2007
	2008	2008	2007	2007	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared

First quarter	$41.64	$30.52	$49.72	$42.28	$0.27	$0.24
Second quarter	51.53	36.44	52.53	47.43	0.27	0.24
Third quarter	49.52	35.92	50.78	40.43	0.27	0.24
Fourth quarter	39.55	21.05	47.65	34.59	0.27	0.24

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

The GATX Common Stock Performance Graph sets forth a comparison of the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock with the cumulative total shareholder return of the companies within the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and the Russell 1000 Financial Services Index (“Russell 1000”). The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the Mid-Cap 400 and the Russell 1000, both of which are comprised of companies with market capitalizations similar to GATX. The performance graph assumes $100.00 was invested in GATX Common Stock and each of the indices on December 31, 2003, and all dividends were reinvested.

Item 6.	Selected Financial Data

	Year Ended or at December 31
	2008	2007	2006	2005	2004
	In millions, except per share data

Results of Operations
Gross income	$1,443.1	$1,346.0	$1,229.1	$1,103.1	$1,100.7
Income from continuing operations	196.0	185.8	151.4	106.0	155.7
Per Share Data
Basic:
Income from continuing operations	$4.12	$3.73	$2.97	$2.12	$3.15
Income (loss) from discontinued operations	—	0.36	(0.76)	(2.40)	0.29

Total	$4.12	$4.09	$2.21	$(0.28)	$3.44

Average number of common shares	47.6	49.9	51.0	50.1	49.3
Diluted:
Income from continuing operations	$3.89	$3.44	$2.65	$1.94	$2.80
Income (loss) from discontinued operations	—	0.32	(0.63)	(1.96)	0.24

Total	$3.89	$3.76	$2.02	$(0.02)	$3.04

Average number of common shares and common share equivalents	51.0	55.4	62.1	61.0	60.1
Dividends declared per share of common stock	$1.08	$0.96	$0.84	$0.80	$0.80

Financial Condition
Assets	$5,191.5	$4,725.6	$4,647.0	$5,247.3	$5,613.6
Debt and capital lease obligations	2,809.3	2,359.7	2,214.7	2,872.6	3,132.1
Shareholders’ equity	1,124.6	1,149.5	1,167.7	1,026.1	1,084.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General information and characteristics of GATX Corporation (“GATX” or the “Company”), including reporting segments, is included in Item 1, “Business”, of this document.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and certain other financial data that is prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.

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

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2008	2007	2006
	(In millions, except per share data)

Gross Income
Rail	$1,015.2	$950.2	$883.0
Specialty	159.4	162.1	135.7
ASC	271.5	233.0	209.8

Total segment gross income	1,446.1	1,345.3	1,228.5
Other (loss) income	(3.0)	0.7	0.6

Consolidated Gross Income	$1,443.1	$1,346.0	$1,229.1

Segment Profit
Rail	$308.6	$267.3	$247.9
Specialty	105.9	117.5	98.9
ASC	26.2	20.7	32.0

Total Segment Profit	440.7	405.5	378.8
Less:
Selling, general and administrative expenses	168.0	158.7	146.7
Unallocated interest expense, net	0.3	(11.8)	5.6
Other income and expense, including eliminations	2.8	—	(1.0)
Income taxes	73.6	72.8	76.1

Income from continuing operations	196.0	185.8	151.4
Income (Loss) from discontinued operations, net of taxes	—	17.9	(38.8)

Consolidated Net Income	$196.0	$203.7	$112.6

Basic earnings per share — income from continuing operations	$4.12	$3.73	$2.97
Diluted earnings per share — income from continuing operations	$3.89	$3.44	$2.65
Dividends declared per common share	$1.08	$0.96	$0.84
Investment Volume(a)	$781.3	$634.0	$763.1
Income from continuing operations, excluding tax benefits and other items	$172.8	$165.7	$145.5
Diluted earnings per share, excluding tax benefits and other items	$3.44	$3.08	$2.55

(a)	Reflects portfolio investments and capital additions and in 2008, includes $188.2 million of assets acquired through assumption of debt.

Financial Performance Measures

The following table presents certain financial performance measures for the Company based on continuing operations for the years ended December 31:

	2008	2007	2006

Return on equity (“ROE”)	17.2%	16.0%	13.8%
Return on assets (“ROA”)	3.2%	3.2%	2.8%
ROE, excluding tax benefits and other items	15.2%	14.3%	13.3%
ROA, excluding tax benefits and other items	2.8%	2.8%	2.7%

2008 Highlights

•	Income from continuing operations for 2008 was $196.0 million, an increase of 5.5% or $10.2 million compared to $185.8 million recorded in the prior year. 2008 results included aggregate benefits of $23.2 million from the reversal of tax reserves, gain on the sale of an office building and the reversal of environmental reserves. 2007 and 2006 results included deferred tax benefits of $20.1 million and $5.9 million, respectively. The items for each year noted herein are referred to throughout this Item 7 as “Tax Benefits and Other Items”.

•	Excluding the impact of the Tax Benefits and Other Items from all years, income from continuing operations in 2008 was $172.8 million, an increase of 4.3% or $7.1 million over 2007. The increase was primarily due to railcar lease rate increases and significantly higher railcar scrapping income at Rail and a higher contribution from ASC, partially offset by higher maintenance expense at Rail and increased SG&A expenses. The increase in 2007 compared to 2006 was primarily due to the impact of a larger active fleet, lease rate increases and higher asset remarketing income at Rail combined with increased earnings from the Specialty marine joint ventures, partially offset by a decrease in earnings at ASC primarily due to unfavorable operating conditions on the Great Lakes.

•	Total investment volume was $781.3 million in 2008, compared to $634.0 million in 2007 and $763.1 million in 2006.

•	Including the aforementioned Tax Benefits and Other Items, GATX’s ROE was 17.2% in 2008, compared to 16.0% in 2007 and 13.8% in 2006. Excluding the aforementioned items, ROE was 15.2% in 2008, up from 14.3% in 2007 and 13.3% in 2006.

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

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are set at 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

Rail

Segment Summary

Rail benefited from strong market conditions over the period of 2006-2008, marked by high asset utilization, rising lease rates and robust investment volume. Capitalizing on this strong operating environment, Rail took a number of strategic steps to position the Company for the downcycle that typically follows a period of strong demand. Specifically, Rail extended term on lease renewals (new leases with the current customer) thereby limiting the number of railcars scheduled to be renewed during the downcycle. Additionally, Rail took advantage of high asset and commodity prices by selectively selling and scrapping targeted assets viewed as less desirable within the fleet. Finally, Rail grew its fleet while maintaining a disciplined investment strategy. Fleet utilization during this period was very high, with North American utilization at approximately 98% for the entire period and Europe utilization increasing from 91% at the start of 2006 to 97% at the end of 2008. Lease renewals were executed at higher rates with pricing on cars in the GATX Lease Price Index (“LPI”, see definition below) showing increases over the average expiring lease rates throughout the entire period. Additionally, the average lease term on renewals of cars in the LPI exceeded 63 months for the entire period, significantly higher than historically experienced. Investment volume totaled $1.6 billion over this period, resulting in 22,000 cars added to the fleet, including 5,000 cars acquired as part of a committed purchase program and 3,650 from the Allco Finance Group Limited portfolio, more than offsetting the 16,000 railcars that were sold or scrapped.

The onset of the economic recession and volatile capital market environment has created significant challenges for Rail’s North American and European customers. In this environment, it is likely that Rail’s fleet utilization and lease rate pricing will decline. Competition for lease renewals will be intense as Rail and its competitors seek to keep their fleets highly utilized. In addition, certain customers may face financial distress which may further hamper Rail’s ability to keep its cars on lease. Assignments (cars moving from one customer to another) are likely to increase, which will result in increased maintenance expense as a result of cars being serviced prior to being placed with a new customer. These challenges will be formidable for the entire industry in 2009; however, as a result of the actions of the past few years discussed herein, Rail is better positioned to manage through the downturn. In 2009, Rail has approximately 15,000 cars in North America that have leases scheduled to expire, compared to an average of over 19,000 in each of the last three years. Additionally, by exercising discipline in its investing decisions over the last three years, Rail has the ability to capitalize on the current market disruption by pursuing railcar investment opportunities if they become available.

Rail’s segment results are summarized below (in millions):

	Years Ended December 31
	2008	2007	2006

Gross Income
Lease income	$872.5	$839.5	$780.0
Asset remarketing income	31.3	32.2	19.7
Other income	93.6	59.7	60.6

Revenues	997.4	931.4	860.3
Affiliate earnings	17.8	18.8	22.7

	1,015.2	950.2	883.0
Ownership Costs
Depreciation	178.4	165.8	146.1
Interest expense, net	118.1	114.0	98.6
Operating lease expense	143.5	153.4	163.0

	440.0	433.2	407.7
Operating costs
Maintenance expense	239.6	218.4	201.7
Other operating expense	27.0	31.3	25.7

	266.6	249.7	227.4

Segment profit	$308.6	$267.3	$247.9

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2008	2007	2006

North America	$683.8	$679.0	$644.7
Europe	153.7	131.4	108.0
Locomotives	35.0	29.1	27.3

	$872.5	$839.5	$780.0

Lease Price Index

The Lease Price Index (“LPI”) is an internally generated business indicator that measures general lease rate pricing on renewals within Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar asset types that GATX believes to be representative of its overall North American fleet. The LPI measures the percentage change between the weighted average expiring lease rate and the weighted average renewal lease rate. Average renewal term reflects the weighted average renewal lease term in months.

The following table sets forth certain metrics for railcars in the LPI:

	2008	2007	2006

Average Renewal Lease Rate Change	5.2%	13.6%	16.7%
Average Renewal Term (months)	63	67	64

Rail’s Fleet Data

The following tables summarize fleet activity for Rail’s North American railcars as of December 31:

	2008	2007	2006

Beginning balance	112,445	110,478	108,151
Cars added	7,542	6,019	6,302
Cars scrapped	(4,151)	(2,392)	(1,763)
Cars sold	(2,860)	(1,660)	(2,212)
Ending balance	112,976	112,445	110,478
Utilization rate at year end	97.9%	97.9%	98.5%

The following table summarizes fleet activity for Rail’s European railcars as of December 31:

	2008	2007	2006

Beginning balance	19,435	18,471	18,854
Cars added	397	1,089	607
Cars scrapped or sold	(108)	(125)	(990)
Ending balance	19,724	19,435	18,471
Utilization rate at year end	97.1%	97.2%	95.5%

The following table summarizes fleet activity for Rail’s North American locomotives as of December 31:

	2008	2007	2006

Beginning balance	615	517	504
Locomotives added	5	117	55
Locomotives scrapped or sold	(5)	(19)	(42)
Ending balance	615	615	517
Utilization rate at year end	96.6%	92.9%	92.0%

Comparison of Year Ended December 31, 2008, to Year Ended December 31, 2007

Segment Profit

Rail’s segment profit in 2008 rose 15.5% or $41.3 million over 2007. The 2008 results included a $12.0 million gain on sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Poland. Excluding the impact of these items, the favorable current year variance of $21.1 million was primarily due to a significant increase in scrapping gains, higher lease income and favorable foreign exchange rate effects, partially offset by higher maintenance costs.

Gross Income

Gross income for 2008 was $65.0 million higher than the prior year. The increase was significantly impacted by a $15.3 million increase in scrapping gains and a $12.0 million gain on the sale of an office building in Poland. Rail’s North American lease income was $4.8 million higher than prior year primarily due to higher lease rates realized on renewals and assignments over the past two years. In North America, the average lease renewal rate on LPI cars increased 5.2% in 2008 over the average expiring lease rate. In Europe, an average of more than 700 more cars on lease contributed $7.8 million in additional lease income, while stronger foreign currencies added $14.5 million in lease income. In 2008, locomotives contributed $5.9 million in additional lease income due to an average of 90 additional locomotives on lease.

Other income in 2008 was $33.9 million higher than prior year primarily due to the $12.0 million gain on sale of the office building in Poland and significant scrapping gains in North America of $29.1 million compared to $13.8 million in 2007. Scrapping gains increased in 2008 due to the combined impact of higher steel prices and a greater number of cars scrapped. During 2008, as scrap steel prices rose to record levels, Rail accelerated the scrapping of certain railcars. As the price of scrap steel has now dropped significantly, Rail expects reduced gains in 2009.

The decrease in affiliate earnings in 2008 reflects the impact of a $3.3 million loss in market value of derivative hedging instruments at the AAE Cargo affiliate. Excluding this item, earnings from AAE increased primarily due to a higher number of cars on lease and favorable foreign exchange rates.

Ownership Costs

Ownership costs in 2008 increased $6.8 million primarily due to depreciation and interest expense associated with portfolio additions over the last 12 months and the effect of stronger foreign currencies, partially offset by the effect of lower interest rates. The mix of ownership costs was impacted by the acquisition in 2008 of approximately 3,600 previously leased in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.

Operating Costs

Maintenance expense in 2008 increased $21.2 million, $5.1 million of which was due to stronger foreign currencies. Excluding the currency impact, maintenance expense increased $16.1 million, primarily comprised of $4.4 million due to increased volume of compliance inspections, $4.2 million due to higher material prices and increased railroad repairs of wheelsets, and $3.4 million due to costs associated with conversions of certain railcar types. Maintenance expense in 2009 is expected to increase due to higher inspection costs as a significant number of tank cars in North America will be required to undergo scheduled compliance maintenance. Additionally, maintenance expenses may increase further in 2009 due the potential for increased assignments resulting from the current weak economic environment. Assignments generally result in cars being serviced prior to being placed on lease with a new customer as opposed to lease renewals that do not typically involve a servicing event.

Other operating costs in 2008 decreased $4.3 million, primarily due to the reversal of $8.2 million of reserves resulting from the settlement of an environmental liability in Poland and remeasurement gains on non-functional currency denominated assets. Partially offsetting the decrease was a $3.6 million increase in the estimate of the litigation loss in Poland (see note 18 to the consolidated financial statements) and an increase in the provision for losses. In 2008, a $6.9 million provision for losses was recorded on a direct finance lease related to a customer that declared bankruptcy. A loss provision of this magnitude is unusual at Rail as approximately 97% of its railcar leases are characterized as operating leases, which are not reserveable assets under GAAP.

Labor Agreements

Employees at two of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. Although both service centers are covered by the same union, each contract has separate terms and conditions. Both contracts expired in January 2009 and negotiations are ongoing.

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

Rail’s segment profit in 2007 rose $19.4 million or 7.8% over 2006. The increase was primarily the result of an average of 3,000 more railcars on lease and rate increases achieved in the last two years on lease renewals and assignments, a significant increase in asset remarketing income from the strategic sales of certain railcar types and locomotives and the effect of stronger foreign currencies. The increase was partially offset by increased ownership and maintenance costs.

Gross Income

Rail’s North American average active fleet grew by approximately 1,800 cars over the prior year. Additionally, lease rate increases were realized on both renewals and assignments. In North America, the average lease renewal rate on LPI cars increased 13.6% over the average prior expiring lease rate, compared to 16.7% in 2006. The combined effects of the active fleet growth and lease rate increases contributed $31.7 million in additional lease income. In Europe, an average of 1,200 more cars on lease and lease rate increases contributed $9.7 million in additional lease income, while strengthening European currencies added $13.7 million in lease income. Locomotives contributed $1.8 million in additional lease income, primarily due to higher lease rates on certain overhauled locomotives.

Asset remarketing income was $12.5 million higher in 2007 as Rail took advantage of the strong market and strategically sold certain targeted railcar types and locomotives. Other income was comparable to the prior year as lower third party repair revenue was offset by higher gains from scrapped railcars. As Rail’s fleet of cars under full service leases has grown, service center activities have become increasingly focused on fleet repairs and regulatory compliance for its fleet, resulting in fewer opportunities to service third party railcars. Scrapping gains increased primarily due to higher steel prices as the number of cars scrapped in each year was comparable. In 2007, scrapping gains of $9.1 million were realized compared to $8.4 million in 2006.

The decrease in affiliate earnings in 2007 primarily reflects the absence of $4.9 million of market value gains on derivative hedging instruments at the AAE affiliate recognized in 2006. Excluding the effect of the derivatives, earnings increased primarily due to growth in the size of the active fleet.

Ownership Costs

Ownership costs in 2007 increased $25.5 million primarily due to depreciation and interest associated with fleet growth, partially offset by lower interest rates. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that were previously leased in under operating leases.

Operating Costs

Maintenance expense in 2007 increased $16.7 million, $5.6 million of which was due to strengthening foreign currencies. Excluding the effect of currency rate changes, maintenance expense increased $11.1 million, comprised primarily of $4.4 million due to unanticipated repairs of certain railcar types, $3.3 million due to higher material prices and increased railroad repairs, including the replacement of wheelsets, and $1.3 million primarily due to increased volume of compliance inspection and related repairs.

Other operating expenses in 2007 increased $5.6 million, largely driven by higher freight and transportation costs related to higher assignment activity and foreign exchange remeasurement losses on non-functional currency denominated assets, partially offset by a decrease of $1.1 million in asset impairment charges. Asset impairment charges of $1.1 million in 2006 primarily related to a loss on the sale of a European repair facility.

Railcar Regulatory Issues

On January 13, 2009, the U.S. Pipeline and Hazardous Materials Safety Administration, in coordination with the Federal Railroad Administration (“FRA”) issued final interim rules that, among other things, established new interim design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials (“TIH cars”). The designation “final interim” indicates that the FRA intends to continue to research enhanced design standards for TIH cars and will issue a subsequent rulemaking in the future that will prescribe final design requirements. Under the interim rules, TIH cars built after the effective date of the ruling must be built to a higher pressure class rating relative to U.S Department of Transportation specifications for tank cars. Unlike the original version of the rules proposed in April 2008, the interim rules adopted by the FRA do not include a retirement schedule for TIH cars built prior to adoption of the interim rules. The interim rules require that existing TIH cars receive appropriate certification from the Association of American Railroads (“AAR”) in order to remain in TIH service. The certification requirements are currently being developed by the AAR and, depending on the final certification requirements adopted, it is possible that some existing TIH cars will need to be removed from TIH service. Until these certification procedures are finalized, GATX cannot reasonably conclude what impact, if any, the interim rules may have on GATX’s tank car fleet. Once final certification standards are adopted, GATX will evaluate the technical requirements of the final design standards to determine the effect on its fleet.

In addition, in 2007, the Tank Car Committee of the AAR adopted new performance standards for TIH cars in order to reduce the probability of a release of TIH materials in the event of a rail accident. Pursuant to these new rules, all cars transporting these materials must comply with the new performance standards by December 31, 2018. Car owners were required to submit plans to the AAR for complying with the new standards by December 31, 2008, and GATX has submitted a plan to the AAR with respect to the TIH cars in its fleet.

As of December 31, 2008, approximately 2,400 TIH cars remained in service in GATX’s fleet (approximately 2% of its North American fleet) and, based upon management’s review, GATX does not expect that the new FRA or AAR rules affecting TIH cars will have a material impact on the Company’s financial position or results of operations.

Specialty

Segment Summary

Specialty’s total asset base, including off balance sheet assets, was $654.4 million at December 31, 2008, compared to $521.4 million at December 31, 2007, and $499.9 million at December 31, 2006. New investments in 2008 totaled $163.3 million compared to $141.0 million in 2007 and consisted primarily of marine assets, joint ventures and industrial equipment. The estimated net book value equivalent of Specialty’s managed assets was $285.9 million at December 31, 2008.

Following very favorable operating conditions in recent years, Specialty will face challenges in 2009. Most notably, Specialty’s marine joint ventures will be affected by the global economic slowdown, which has caused a dramatic reduction in ocean-going shipping volumes and rates. While Specialty’s marine joint venture partners are experienced operators that have dealt with market turbulence before, they are also expected to be impacted by this downturn. In addition to weaker marine joint venture results, it is likely that asset remarketing opportunities will decrease in 2009 due to the recession and volatile capital market environment. While operating conditions will be challenging in 2009, it is likely that investment opportunities will increase in the year ahead. Specialty will consider these opportunities in a disciplined manner with a focus on generating higher risk-adjusted returns.

Specialty’s segment results are summarized below (in millions):

	Years Ended December 31
	2008	2007	2006

Gross Income
Lease income	$58.6	$51.5	$42.0
Asset remarketing income	23.3	29.2	27.9
Other income	4.7	7.0	12.4

Revenues	86.6	87.7	82.3
Affiliate earnings	72.8	74.4	53.4

	159.4	162.1	135.7
Ownership costs
Depreciation	17.1	13.0	7.0
Interest expense, net	19.0	15.8	16.9
Operating lease expense	2.0	2.7	3.9

	38.1	31.5	27.8
Operating costs
Maintenance expense	0.2	0.3	0.1
Asset impairment charges	2.3	2.3	4.4
Other operating expenses	12.9	10.5	4.5

	15.4	13.1	9.0

Segment profit	$105.9	$117.5	$98.9

Comparison of Year Ended December 31, 2008, to Year Ended December 31, 2007

Segment Profit

Specialty’s segment profit of $105.9 million was $11.6 million or 9.9% lower than the prior year. The decrease was primarily due to lower asset remarketing, interest and affiliate income and higher operating costs for pooled barges.

Gross Income

Gross income decreased slightly from the prior year. Lease income increased $7.1 million, primarily due to income from investments made in 2007 and 2008. Asset remarketing income of $23.3 million decreased $5.9 million over prior year. The current year included $11.4 million of residual sharing gains from the sale of assets in the managed portfolio and $7.1 million from the sale of marine equipment. The prior year included an $18.3 million gain on the sale of marine equipment and a $3.9 million residual sharing gain. Other income decreased $2.3 million primarily due to lower interest income resulting from loan repayments in 2007.

Affiliate earnings of $72.8 million in 2008 decreased $1.6 million from the prior year. The prior year included $12.5 million of income from a joint venture that was liquidated. Excluding the effect of this affiliate on current and prior year income, affiliate earnings increased $10.4 million primarily due to higher marine and aircraft engine leasing joint venture earnings and higher affiliate remarketing income. Remarketing income from affiliates in the current year contributed $10.3 million to affiliate earnings compared to $6.8 million in the prior year. While in aggregate, operating results from the marine joint ventures were higher in 2008, market conditions weakened materially in the fourth quarter.

Ownership Costs

Ownership costs increased $6.6 million from the prior year primarily due to depreciation and interest expense related to investments made in 2007 and 2008.

Operating Costs

Operating costs in 2008 were $2.3 million higher than the prior year primarily due to remeasurement losses on non-functional currency denominated assets and higher operating costs for pooled barges, partially offset by a lower provision for losses in 2008. Asset impairment charges in 2008 were primarily related to an asset held for sale and in 2007 related to certain cost method investments.

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

Specialty’s segment profit of $117.5 million was $18.6 million or 18.8% higher than the prior year. The increase was primarily due to higher marine affiliate earnings and the contribution from new operating lease assets acquired over the last two years, partially offset by lower other income. Asset remarketing income generated from both wholly-owned and affiliate owned assets, as well as the managed portfolios was comparable to 2006.

Gross Income

Revenues of $87.7 million were $5.4 million higher than the prior year. Lease income increased primarily due to investments in operating lease assets made over the past two years and higher usage rents from pooled marine vessels. Asset remarketing for both 2007 and 2006 primarily reflects gains received in each period from sales of owned and managed assets and can be affected by discrete events. Specifically, in 2007, a lessee of barges exercised its purchase option, resulting in an $18.3 million gain and in 2006, significant residual sharing gains of $14.0 million and $8.3 million were received from two remarketing events in the managed portfolio. Other income decreased $5.4 million primarily due to lower securities gains recorded in the current year.

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

Ownership Costs

Ownership costs of $31.5 million were $3.7 million higher primarily due to depreciation of new operating lease assets.

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

ASC

Segment Summary

During 2008, ASC’s fleet of 18 vessels was operational throughout the majority of the year. Operating results for the year were favorable to the prior year primarily due to the impact of higher base freight rates. Additionally, weather conditions and water levels were improved over the prior year, leading to more optimal vessel loads and trip efficiencies. As a result, lower relative operating costs were incurred. However, during the fourth quarter of 2008, customer freight requirements dropped precipitously, particularly for shipments of iron ore and limestone, causing ASC to lay up 14 vessels during November and December. The remaining four vessels were laid up by January 6, 2009. This differs markedly from the 2007 sailing season, when all 18 vessels continued to operate well into January 2008.

Expectations for 2009 are uncertain at this point due to the fact that ASC does not operate in the first quarter and customers traditionally do not provide volume projections until late in the first quarter. However, it is likely that ASC’s 2009 volume will decline materially from 2008 levels. As a result, ASC will be cautious in deploying vessels until freight requirements are more certain. With the most versatile fleet operating on the Great Lakes, ASC is well positioned to manage its fleet to meet changing demand levels in 2009.

ASC’s segment results are summarized below (in millions):

	Years Ended December 31
	2008	2007	2006

Gross Income
Marine operating revenues	$267.1	$228.7	$205.6
Lease income	4.2	4.2	4.2
Other income	0.2	0.1	—

	271.5	233.0	209.8
Ownership costs
Depreciation	13.2	12.6	10.2
Interest expense, net	9.6	9.9	8.1

	22.8	22.5	18.3
Operating costs
Maintenance expense	17.4	17.4	12.3
Marine operating expense	201.8	172.7	147.5
Other operating expenses	3.3	(0.3)	(0.3)

	222.5	189.8	159.5

Segment profit	$26.2	$20.7	$32.0

ASC’S Fleet Data

The following table summarizes fleet activity for ASC’s Great Lakes fleet as of December 31:

	2008	2007	2006

Beginning balance	18	18	12
Vessels added	—	—	6
Ending balance	18	18	18

Comparison of Year Ended December 31, 2008, to Year Ended December 31, 2007

Segment Profit

ASC’s segment profit of $26.2 million in 2008 increased $5.5 million from the prior year. The results for 2008 were negatively impacted by a $3.3 million litigation loss (including legal costs). Excluding the impact of the litigation, the favorable variance of $8.8 million was primarily due to increased revenues resulting from higher base freight rates, partially offset by lower freight volume.

Gross Income

Gross income in 2008 increased $38.5 million from the prior year. The increase was primarily due to base freight rate increases and higher fuel surcharges, which were offset in operating costs. In accordance with certain contract provisions, ASC is able to recover a large portion of fuel cost increases from its customers. Reduced freight volume due to the market downturn, largely in the fourth quarter, partially offset these increases. Total net tons carried in 2008 were 35.7 million compared to 37.3 million in 2007.

Ownership Costs

Ownership costs of $22.8 million in 2008 were comparable to the prior year.

Operating Costs

Operating costs increased $32.7 million in 2008, primarily due to higher fuel costs of $34.7 million. Excluding the impact of higher fuel, the variance to the prior year was favorable due to improved weather conditions and higher water levels, which enabled the fleet to operate more efficiently. Additionally, operating costs were lower due to fewer operating days than the prior year, particularly in the fourth quarter. As previously noted, other operating expenses in 2008 included a $3.3 million litigation loss (including legal costs).

Labor Agreements

Certain ASC employees belong to the United Steelworkers of America, whose collective bargaining agreement expires August 1, 2009.

Comparison of Year Ended December 31, 2007, to Year Ended December 31, 2006

Segment Profit

ASC’s segment profit decreased $11.3 million or 35.3% compared to 2006. The decrease was primarily attributable to significant weather delays at the beginning and end of the 2007 sailing season, lower water levels and escalating fuel costs. Additionally, the recognition in 2007 of winter maintenance expense for the vessels acquired in 2006 contributed to the variance. Winter maintenance costs for these vessels were capitalized in 2006 in connection with the acquisition.

Gross Income

ASC’s gross income increased $23.2 million from the prior year. The increase was primarily due to base freight rate increases and higher fuel cost recovery surcharges. The fuel surcharges were offset by higher fuel costs in operating expenses. While ASC benefited from a full year of operations from the vessels acquired in June of 2006, total net tons carried in 2007 showed only a marginal increase compared to the prior year due to the aforementioned weather delays and operating conditions. Net tons carried in 2007 were 37.3 million compared to 37.2 million in 2006.

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

ASC Regulatory Issues

During 2008, the United States Environmental Protection Agency (“EPA”) and various states that border the Great Lakes initiated rulemaking or proposed legislation to address discharges incidental to the normal operation of ships, including ballast water. The EPA, in response to a successful challenge to the exemption of such incidental discharges from the permitting requirements of the Clean Water Act (“CWA”), has adopted, effective December 19, 2008, a new Vessel General Permit (“VGP”) to regulate these discharges. In addition, many states have imposed additional state specific limitations and monitoring requirements which have become enforceable conditions of the VGP pursuant to Section 401(d) of the CWA. Some of these additional conditions are being challenged in the courts or in administrative proceedings. ASC will comply with the VGP, including additional conditions imposed by the states, by implementing the best management practices required by the VGP through revised vessel management plans, operational procedures and recordkeeping. New York and Minnesota will require the installation of a ballast treatment system on existing vessels by 2012 and 2016, respectively. To date no treatment systems have been approved that are capable of effectively treating ballast in the volumes and pumping rates for Great Lakes ships. Accordingly, at this time ASC cannot determine the impact on its operations of the installation of such systems. ASC is working with federal regulators to test ship-board delivery systems for ballast water treatment, and continues to offer its fleet to assist in educating state regulators on Great Lakes ship design and systems.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2008	2007	2006

Unallocated Expenses
Selling, general and administrative expenses	$168.0	$158.7	$146.7
Unallocated interest expense, net	0.3	(11.8)	5.6
Other income and expense, including eliminations	2.8	—	(1.0)
Income taxes	73.6	72.8	76.1
Effective income tax rate	27.3%	28.2%	33.4%

SG&A, Unallocated Interest and Other

In 2008, SG&A expenses increased $9.3 million over 2007, primarily due to approximately $5.2 million of business development costs incurred related to the review and analysis of rail portfolio acquisitions that ultimately were not pursued, a $2.3 million impairment charge associated with a terminated IT project, higher compensation expense and stronger foreign currencies. In 2007, SG&A increased $12.0 million over 2006, primarily due to higher compensation expense, including severance costs related to corporate staff reductions following the sale of Air, stronger foreign currencies and, in 2006, the combination of favorable adjustments of certain accruals and the receipt of benefit claims refunds.

Unallocated interest expense is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets. The credit for unallocated interest expense in 2007 primarily reflects the impact of significantly lower consolidated leverage and higher cash balances following the sale of Air in December 2006. Interest income included in unallocated interest expense was $0.6 million, $6.1 million and $2.8 million for 2008, 2007 and 2006, respectively.

Other income and expense in 2008 consisted primarily of a $3.8 million impairment loss on a money market fund investment, the net asset value of which fell below one dollar per share. The fund is in the process of liquidation, which is expected to be completed in 2009. Accordingly, GATX reclassified this investment on its consolidated balance sheet from cash and cash equivalents to other assets. As of December 31, 2008, the carrying amount of this investment was $38.3 million and no further material write-downs are expected. On January 30, 2009, GATX received a partial redemption of $27.3 million from the fund. Eliminations were immaterial for all periods presented.

Income Taxes

GATX’s effective tax rate for 2008 was 27.3% compared to 28.2% in 2007 and 33.4% in 2006. In 2008, a tax benefit of $6.8 million was recognized attributable to the expiration of the statute of limitations on a state income tax position taken in a prior year. Additionally, GATX’s 2007 and 2006 effective tax rates reflect the recognition of favorable deferred tax adjustments due to reductions in statutory tax rates enacted in certain foreign jurisdictions. In 2007, reductions in the Canadian, United Kingdom and German statutory rates resulted in $20.1 million in benefits. In 2006, a reduction in the Canadian statutory rate resulted in a $5.9 million benefit. Excluding the reversals of the tax benefits noted herein, GATX’s effective tax rate was 29.8% in 2008, 35.9% in 2007 and 36.0% in 2006. GATX’s effective tax rate in 2008 was significantly lower than in prior years due to an increase in the contribution of lower taxed foreign source income. See Note 15 to the consolidated financial statements for additional information on income taxes.

Discontinued Operations

During 2006 and 2007, GATX completed the sale of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of wholly-owned aircraft closed on November 30, 2006, and the sale of partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly-owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the complete disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $800 million was used to retire debt and pay transaction costs. The remaining proceeds, including $229.9 million received in 2007, were primarily used to fund new investments in rail, marine and industrial assets and to repurchase GATX common stock.

The following table summarizes certain operating data for Discontinued Operations (in millions):

	Years Ended December 31
	2007	2006

Revenues	$0.6	$133.5
Loss before income taxes	(5.7)	(8.9)
(Loss) income from operations, net of taxes	$(0.8)	$32.1
Gain (loss) on disposal of segment, net of taxes	18.7	(70.9)

Net income (loss) from discontinued operations	$17.9	$(38.8)

In 2007, gain on disposal of segment primarily consisted of a $20.9 million reversal of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the Air sale. In 2006, loss on disposal of segment was comprised of $60.3 million ($70.9 million including tax effects) of losses realized on the dispositions.

Operating results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Operating results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was zero and $16.4 million for 2007 and 2006, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was zero and $6.1 million for 2007 and 2006, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

See Note 22 to the consolidated financial statements for additional information on discontinued operations.

BALANCE SHEET DISCUSSION

Assets

Assets of continuing operations were $5.2 billion at December 31, 2008 compared to $4.7 billion at December 31, 2007. The increase was primarily attributable to investments in operating assets and joint ventures, partially offset by decreases in receivables.

In addition to assets recorded on its balance sheet, GATX utilizes approximately $1.1 billion of other assets, primarily railcars, which are financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets of continuing operations by segment as of December 31 (in millions):

	2008			2007
	On	Off		On	Off
	Balance	Balance		Balance	Balance
	Sheet	Sheet	Total	Sheet	Sheet	Total

Rail	$4,113.3	$1,056.5	$5,169.8	$3,768.2	$1,230.1	$4,998.3
Specialty	649.7	4.7	654.4	515.6	5.8	521.4
ASC	275.3	—	275.3	292.0	—	292.0
Other	153.2	—	153.2	149.8	—	149.8

	$5,191.5	$1,061.2	$6,252.7	$4,725.6	$1,235.9	$5,961.5

Gross Receivables

Receivables of $416.2 million at December 31, 2008, including leveraged leases net of nonrecourse debt, decreased $18.3 million from December 31, 2007.

Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and loans and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. There were no material changes in estimation methods or assumptions for the allowance during 2008. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2008. Since the allowance is based on judgments and estimates, it is possible actual losses incurred will differ from the estimate.

As of December 31, 2008, allowances for trade receivables were $3.9 million or 4.9% of rent and other receivables compared to $3.7 million or 4% at December 31, 2007. Specific allowances for finance leases were $14.7 million at December 31, 2008 compared to $7.3 million at December 31, 2007. The increase in the finance lease allowance in 2008 was primarily due to the previously discussed Rail customer bankruptcy.

The following summarizes changes in GATX’s consolidated allowance for possible losses as of December 31 (in millions):

	2008	2007

Beginning balance	$11.0	$9.6
Provision for losses	7.5	0.1
Charges to allowance	(1.1)	(1.3)
Recoveries and other, including foreign exchange adjustments	1.2	2.6

Ending balance	$18.6	$11.0

Operating Assets and Facilities

Net operating assets and facilities increased $412.2 million from 2007. The increase was primarily due to investment volume of $663.5 million and $144.8 million of purchases of leased in assets. Partially offsetting the increases were foreign exchange rate effects of $108.9 million, dispositions of $68.6 million and depreciation of $213.2 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $81.5 million in 2008, primarily due to new investments and equity earnings, net of distributions of $56.2 million. Distributions of capital from affiliates were $5.3 million in 2008.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2008	2007

Rail	$149.7	$135.4
Specialty	249.6	182.4

	$399.3	$317.8

See Note 8 to the consolidated financial statements for additional information about investments in affiliated companies.

Debt

Total debt increased $449.6 million from the prior year, primarily due to the issuance of $603.5 million of new debt and the assumption of $262.9 million of non-recourse debt associated with a Rail portfolio acquisition and Rail’s acquisition of previously leased in assets. Partially offsetting the increases were $64.1 million from conversions of convertible notes and principal repayments of $332.2 million.

The following table sets forth the details of GATX’s debt issuances in 2008:

Type of Debt	Term	Interest Rate	Principal Amount

Recourse Unsecured	10 Years	6.00% Fixed	$200 million
Recourse Unsecured	5 Year average life	2.53% Floating(a)	$150 million
Recourse Secured	5 Years	9.00% Fixed	$203 million
Recourse Secured	5 Years	5.25% Floating(a)	$ 50 million

(a)	Reflects interest rate at December 31, 2008

The following table summarizes the debt of GATX and its subsidiaries by major component, including off balance sheet debt, as of December 31, 2008 (in millions):

	Secured	Unsecured	Total

Commercial paper and borrowings under bank credit facilities	$—	$125.1	$125.1
Convertible notes	—	41.9	41.9
Recourse debt	253.5	2,080.8	2,334.3
Nonrecourse debt	243.3	—	243.3
Capital lease obligations	64.7	—	64.7

Balance sheet debt	561.5	2,247.8	2,809.3
Recourse off balance sheet debt(a)	845.8	—	845.8
Nonrecourse off balance sheet debt(a)	215.4	—	215.4

	$1,622.7	$2,247.8	$3,870.5

(a)	Off balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off balance sheet assets.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary materially quarter to quarter. As of December 31, 2008, GATX had unrestricted cash balances of $102.2 million. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by continuing operations of $364.0 million increased $24.2 million compared to 2007. The increase was primarily due to higher lease income, lower operating lease payments and foreign tax payments and the timing of working capital items, partially offset by higher maintenance and SG&A expenses.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. During 2008, Rail invested $587.4 million, including debt assumed of $188.2 million, acquiring approximately 7,500 railcars in North America and 400 railcars in Europe, compared to $487.2 million invested in 2007 for over 7,100 railcars. Specialty investments of $163.3 million in 2008 included $36.9 million of industrial equipment, $64.1 million of marine assets and $59.8 million of joint venture investments. Specialty investments in 2007 included $109.6 million of industrial equipment and $18.3 million of marine assets. ASC investments of $7.6 million in 2008 included structural and mechanical upgrades to the vessel fleet. In 2007, ASC investments were $4.4 million and related primarily to mechanical projects. Other investments of $23.0 million in 2008 primarily reflect information technology expenditures that support GATX’s operations and leasehold improvements related to the move of the Company’s headquarters. The timing of investments is dependent on purchase commitments, transaction opportunities and market conditions.

The following table presents the cash component of portfolio investments and capital additions by segment (in millions):

	2008	2007	2006

Rail(a)	$399.2	$487.2	$533.6
Specialty	163.3	141.0	94.1
ASC	7.6	4.4	127.7
Other	23.0	1.4	7.7

	$593.1	$634.0	$763.1

(a)	2008 excludes $188.2 million of assumed debt, which was a non-cash item.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds in 2008 and 2007 were favorably impacted by high levels of asset remarketing proceeds. This high level of proceeds is not expected to continue in 2009.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$13.8	$17.5	$17.8
Loan principal received	7.6	19.4	18.8
Proceeds from asset remarketing	128.4	135.8	40.3
Proceeds from sales and maturities of investment securities	0.9	42.3	7.2
Capital distributions from affiliates	5.4	31.8	38.6

	$156.1	$246.8	$122.7

Other Investing Activity

In 2008, Rail acquired 3,628 previously leased in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt. In 2006, Rail exercised purchase options on two operating leases covering a total of 4,700 railcars for an aggregate cost of $260.9 million. Proceeds from sales of other assets were primarily related to the scrapping of railcars. Scrapping proceeds in North America were $36.8 million, $14.3 million and $12.8 million in 2008, 2007 and 2006, respectively. The considerable increase in scrapping proceeds in 2008 was due to both an increase in the number of cars scrapped as well as the price received. The recent trend in scrapping proceeds is not expected to continue in 2009 due to a significant drop in scrap steel prices at the end of 2008. Proceeds from sales of other assets in 2008 also included the proceeds from the sale of the office building in Poland. Other investing activity in 2008 of $42.1 million reflects the previously discussed balance sheet reclassification of the liquidating money market fund investment. On January 30, 2009, GATX received a partial redemption of $27.3 million from the fund.

Net Cash used in Financing Activities of Continuing Operations

Net cash provided by financing activities of continuing operations was $122.1 million in 2008, compared to net cash used of $246.5 million in 2007. Debt proceeds in 2008 totaled $583.0 million (net of hedges and issuance costs). Repayments of $332.2 million of debt in 2008 primarily consisted of scheduled maturities, including commercial paper. Stock repurchases in 2008, made under the $200 million GATX common stock repurchase program, were $76.5 million for 2.1 million shares. This stock repurchase program is inactive at the present time. Stock repurchases in 2007 were $300.2 million for 6.3 million shares.

Cash Flows of Discontinued Operations

Net cash provided by discontinued operations of $181.8 million in 2007 consisted primarily of proceeds received upon completion of the Air sale.

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

Principal sources and uses of cash from continuing operations were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Principal sources of cash(a)
Net cash provided by operating activities	$364.0	$339.8	$293.3
Portfolio proceeds	156.1	246.8	122.7
Proceeds from other asset sales	61.9	22.3	24.8
Proceeds from issuance of debt, commercial paper and credit facilities	583.0	302.3	572.4

	$1,165.0	$911.2	$1,013.2

Principal uses of cash
Portfolio investments and capital additions	$(593.1)	$(634.0)	$(763.1)
Stock repurchases	(76.5)	(300.2)	—
Repayments of debt, commercial paper and credit facilities	(332.2)	(204.7)	(440.5)
Purchase of leased in assets	(70.1)	(6.8)	(260.9)
Payments on capital lease obligations	(7.9)	(6.5)	(10.8)
Cash dividends	(51.7)	(47.6)	(43.4)

	$(1,131.5)	$(1,199.8)	$(1,518.7)

(a)	Additionally, net cash from discontinued operations, primarily proceeds from the sale of Air assets, was $181.8 million and $558.7 million for 2007 and 2006, respectively.

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2010.

Credit Lines and Facilities

GATX has a $550 million unsecured revolving credit facility that matures in May of 2012. At December 31, 2008, availability under this facility was $428.9 million, with $108.6 million of commercial paper outstanding and $12.5 million of letters of credit issued, both of which are backed by the facility. Cash from operations and commercial paper issuances are the primary sources of cash used to fund daily operations. GATX also has revolving lines of credit totaling $65.7 million in Europe. At December 31, 2008, availability under these lines of credit was $49.3 million. On January 9, 2009, GATX closed on $100 million, 364-day, unsecured revolving credit facility, which was undrawn at that time.

Restrictive Covenants

The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2008, in excess of the minimum covenant ratio of 1.2. At December 31, 2008, GATX was in compliance with all covenants and conditions of the $550 million facility. The $100 million facility and certain of GATX’s other bank term loans have the same financial covenants as the $550 million facility.

The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and distributions of dividends. Some of the indentures also contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GATX would be able to incur liens securing a maximum of $728.3 million of additional indebtedness as of December 31, 2008, based on the most restrictive limitation on liens provision. At December 31, 2008, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2008, the maximum amount that GRE could transfer to GATX without violating its covenants was $13.7 million, implying that $369.7 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2008, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of December 31, 2008, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.

2009 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2009 through a combination of projected cash from continuing operations, portfolio proceeds and its revolving credit facilities as well as available cash at December 31, 2008.

Off Balance Sheet Arrangements and Other Contingencies

Contractual Commitments

At December 31, 2008, GATX’s contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Recourse debt	$2,314.9	$430.4	$269.5	$235.9	$408.8	$335.2	$635.1
Nonrecourse debt	260.5	15.4	14.7	70.1	25.6	33.8	100.9
Convertible debt(a)	41.9	—	—	—	—	—	41.9
Commercial paper and credit facilities	125.1	125.1	—	—	—	—	—
Capital lease obligations	82.0	12.7	17.2	21.6	4.7	4.8	21.0
Operating leases — recourse	1,172.8	118.6	124.5	108.7	108.1	99.7	613.2
Operating leases — nonrecourse	314.0	26.5	27.8	27.8	28.0	28.4	175.5
Unconditional purchase obligations(b)	329.1	301.0	28.1	—	—	—	—
Loan from affiliate	61.0	54.7	6.3	—	—	—	—

	$4,701.3	$1,084.4	$488.1	$464.1	$575.2	$501.9	$1,587.6

(a)	Conversion price of $24.81 per share.

(b)	Primarily contractual railcar commitments.

Contractual Cash Receipts

The Company’s contractual cash receipts arising from minimum future lease payments from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2008, were as follows (in millions):

	Contractual Cash Receipts by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Finance leases	$467.5	$44.3	$39.9	$42.3	$34.0	$27.0	$280.0
Operating leases	2,991.3	800.8	629.4	468.7	330.9	228.2	533.3

Total	$3,458.8	$845.1	$669.3	$511.0	$364.9	$255.2	$813.3

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

GATX’s commercial commitments for continuing operations at December 31, 2008 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Affiliate guarantees	$47.6	$2.1	$32.7	$3.1	$2.3	$3.3	$4.1
Asset residual value guarantees	52.1	1.2	2.5	3.6	12.9	27.0	4.9
Lease payment guarantees	63.9	4.1	4.1	4.0	4.0	4.0	43.7
Other guarantees(a)	77.8	—	—	—	—	—	—

Total guarantees	241.4	7.4	39.3	10.7	19.2	34.3	52.7
Standby letters of credit and bonds	13.6	13.6	—	—	—	—	—

	$255.0	$21.0	$39.3	$10.7	$19.2	$34.3	$52.7

(a)	No specific maturity date.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 65% of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

Other guarantees consist of GATX’s potential contractual reimbursement obligation to Airbus S.A.S (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s limited reimbursement obligation is capped at approximately $77.8 million. No liability has been recorded with respect to this contractual provision as GATX believes that the likelihood of having to perform under it is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 18 to the consolidated financial statements.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2008, GATX does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

Defined Benefit Plan Contributions

In 2008, GATX contributed in aggregate $10.0 million to its funded and unfunded defined benefit plans and other post retirement benefits. In 2009, the Company expects to make contributions of approximately $19.4 million. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions.

During 2008, GATX’s funded pension plans became underfunded due to a significant decrease in the fair value of plans assets resulting from the downturn in the financial markets. This decrease may affect the timing or amount of future plan contributions, but it is not expected to have a material impact on GATX’s financial position or cashflows. See Note 16 to the consolidated financial statements for additional information on GATX’s pension plans.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

If management determines that indicators of impairment are present for an investment, an analysis is performed to estimate the fair value of that investment. Fair value is the price that would be received to sell the asset in an orderly transaction between market participants at the measurement date. While quoted prices in active markets provide the best evidence of fair value, an active market does not exist for the majority of our affiliate investments. Thus, an estimate of their fair value must be made. Some examples of acceptable valuation techniques that GATX may use to estimate fair value are discounted cash flows at the investee level, capitalized earnings or the present value of expected distributable cash from the investee. Additionally, price/earnings ratios based on comparable businesses may also be acceptable in certain circumstances. Other valuation techniques that are appropriate for the particular circumstances of the affiliate and for which sufficient data are available may also be used. For all fair value estimates, GATX maximizes the use of observable inputs whenever possible and appropriate.

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

•	Impairment of goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

•	Pension and Post-Retirement Benefits Assumptions — GATX’s pension and other post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends and rate of compensation increases.

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates, matched with the expected duration of the future benefit obligation. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX evaluates these critical assumptions annually and makes adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. As a result, changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan assets or obligations. See Note 16 to the consolidated financial statements for additional information regarding these assumptions.

•	Share-Based Compensation — GATX provides equity awards to certain employees and directors in the form of stock options, stock appreciation rights (SARs), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of stock options and SARs. This model requires the input of assumptions, some of which are highly subjective, which will affect the amount of compensation expense recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s stock price), the risk free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s options/SARs are dividend participating). Changes in the assumptions may impact the amount of compensation expense. The fair value of other equity awards is based on GATX’s stock price on the grant date. See Note 21 to the consolidated financial statements for additional information on share-based compensation.

•	Income Taxes — GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities could require several years to resolve. GATX adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), effective January 1, 2007. FIN 48 defines criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. Under FIN 48, GATX must presume that uncertain income taxes positions will be examined by the relevant tax authority and determine whether it is more-likely-than-not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more-likely-than-not recognition threshold is then evaluated to determine the probable amount of benefit recognized in the financial statements. Establishing accruals for uncertain tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues and amounts recorded in the financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s results of operations, cash flows, or financial position.

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

Non-GAAP Financial Measures

This report includes certain financial performance measures computed using non-Generally Accepted Accounting Principles (“GAAP”) components as defined by the Securities and Exchange Commission (“SEC”). These measures are return on equity, return on assets, income from continuing operations excluding tax benefits and other items, and diluted earnings per share excluding tax benefits and other items. As required under SEC rules, GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the business. Management uses these performance measures to assist in analyzing GATX’s underlying financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GLOSSARY OF KEY TERMS

•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Assets — Income from continuing operations divided by average total on and off balance sheet assets.

•	Return on Equity Excluding Tax Benefits and Other Items — Income from continuing operations excluding tax benefits and other items divided by average total shareholders equity.

•	Return on Assets Excluding Tax Benefits and Other Items — Income from continuing operations excluding tax benefits and other items divided by average total on and off balance sheet assets.

Reconciliation of the Non-GAAP components used in the computation of certain Financial Measures (in millions):

	2008	2007	2006	2005

Total Assets, as reported	$5,191.5	$4,725.6	$4,647.0	$5,247.3
Less: Assets of Discontinued Operations	—	—	232.2	1,706.8

On Balance Sheet Assets	$5,191.5	$4,725.6	$4,414.8	$3,540.5
Off Balance Sheet Assets	1,061.2	1,235.9	1,321.0	1,453.5

Total On and Off Balance Sheet Assets(a)	$6,252.7	$5,961.5	$5,735.8	$4,994.0

Shareholders’ Equity	$1,124.6	$1,149.5	$1,167.7	$1,026.1

	2008	2007	2006

Income from Continuing Operations, as reported	$196.0	$185.8	$151.4
Tax Benefits(b)	(6.8)	(20.1)	(5.9)
Other Items(c)	(16.4)	—	—

Income from Continuing Operations, excluding Tax Benefits and Other Items	$172.8	$165.7	$145.5

Diluted Earnings Per Share, as reported	$3.89	$3.44	$2.65
Tax Benefits(b)	(0.13)	(0.36)	(0.10)
Other Items(c)	(0.32)	—	—

Diluted Earnings Per Share, excluding Tax Benefits and Other Items	$3.44	3.08	$2.55

(a)	Total on and off balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off balance sheet assets.

(b)	In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits. In 2007 and 2006, enacted reductions in statutory tax rates in foreign jurisdictions resulted in the recognition of deferred tax benefits.

(c)	Combined effects of a $9.8 million gain (after-tax) from the sale of an office building and $6.6 million of income (after-tax) from the reversal of an environmental reserve, both in Poland.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Exposure — GATX’s interest expense is affected by changes in interest rates, primarily LIBOR, as a result of its use of floating rate debt instruments. GATX generally manages its floating rate debt instruments in relation to its floating rate investments. Based on GATX’s floating rate debt instruments at December 31, 2008, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.6 million in 2009. Comparatively, at December 31, 2007, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.2 million increase in after-tax interest expense in 2008.

Functional Currency/Reporting Currency Exchange Rate Exposure — GATX conducts operations in foreign countries, principally Poland, Germany, Austria and Canada. As a result, changes in the spot value of the U.S. dollar in terms of foreign currencies, primarily the Canadian dollar, Euro and Polish zloty, would affect GATX’s reported earnings when these currencies are converted to U.S. dollars upon consolidation. Based on earnings from continuing operations in 2008, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2009 by approximately $9.2 million. Comparatively, at December 31, 2007, a uniform and hypothetical 10% increase in the U.S. dollar versus applicable foreign currencies would have resulted in a decrease in after-tax income from continuing operations in 2008 of approximately $7.2 million.

Equity Price Exposure — GATX also has equity price risk inherent in common stock and warrants of companies in which it has invested. At December 31, 2008, the fair values of GATX’s stock and warrant investments were $3.0 million and $0.9 million, respectively. The hypothetical change in value resulting from a 10% sensitivity test would not be material to GATX’s results of operations.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for leveraged lease transactions and unrecognized tax benefits and in 2006 the Company changed its method of accounting for pension and other post-retirement benefits and adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2009

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	In millions

Assets
Cash and Cash Equivalents	$102.2	$104.4
Restricted Cash	41.1	44.7
Receivables
Rent and other receivables	79.5	91.1
Finance leases	331.8	334.6
Loans	4.9	8.8
Less: allowance for possible losses	(18.6)	(11.0)

	397.6	423.5
Operating Assets and Facilities
Rail	5,232.3	4,908.5
Specialty	271.4	209.7
ASC	373.1	365.6
Less: allowance for depreciation	(1,955.2)	(1,974.4)

	3,921.6	3,509.4
Investments in Affiliated Companies	399.3	317.8
Goodwill	95.7	104.4
Other Assets	234.0	221.4

Total Assets	$5,191.5	$4,725.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$146.6	$119.6
Debt
Commercial paper and borrowings under bank credit facilities	125.1	247.3
Recourse	2,376.2	2,039.9
Nonrecourse	243.3	—
Capital lease obligations	64.7	72.5

	2,809.3	2,359.7
Deferred Income Taxes	711.9	722.8
Other Liabilities	399.1	374.0

Total Liabilities	4,066.9	3,576.1
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,428 and 18,216 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding, aggregate liquidation preference of $1.0 and $1.1 million as of December 31, 2008 and 2007, respectively,)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,051,639 and 62,171,716 shares issued and 48,725,953 and 47,899,897 shares outstanding as of December 31, 2008 and 2007, respectively)	40.6	38.7
Additional paid in capital	592.5	514.3
Retained earnings	1,081.9	939.0
Accumulated other comprehensive (loss) income	(85.2)	86.2
Treasury stock at cost (16,325,686 and 14,271,819 shares at December 31, 2008 and 2007,respectively)	(505.2)	(428.7)

Total Shareholders’ Equity	1,124.6	1,149.5

Total Liabilities and Shareholders’ Equity	$5,191.5	$4,725.6

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	In millions, except per share data

Gross Income
Lease income	$935.3	$895.2	$826.2
Marine operating revenue	267.1	228.7	205.6
Asset remarketing income	54.6	61.4	47.6
Other income	95.5	67.5	73.6

Revenues	1,352.5	1,252.8	1,153.0
Share of affiliates’ earnings	90.6	93.2	76.1

Total Gross Income	1,443.1	1,346.0	1,229.1
Ownership Costs
Depreciation	208.7	191.4	163.3
Interest expense, net	147.0	127.9	129.2
Operating lease expense	145.2	155.8	166.6

Total Ownership Costs	500.9	475.1	459.1
Other Costs and Expenses
Maintenance expense	257.2	236.1	214.1
Marine operating expenses	201.8	172.7	147.5
Selling, general and administrative	168.0	158.7	146.7
Other expense	45.6	44.8	34.2

Total Other Costs and Expenses	672.6	612.3	542.5

Income from Continuing Operations before Income Taxes	269.6	258.6	227.5
Income Taxes	73.6	72.8	76.1

Income from Continuing Operations	196.0	185.8	151.4
Income (Loss) from Discontinued Operations, net of taxes	—	17.9	(38.8)

Net Income	$196.0	$203.7	$112.6

Per Share Data
Basic:
Income from continuing operations	$4.12	$3.73	$2.97
Income (Loss) from discontinued operations	—	0.36	(0.76)

Total	$4.12	$4.09	$2.21

Average number of common shares	47.6	49.9	51.0
Diluted:
Income from continuing operations	$3.89	$3.44	$2.65
Income (Loss) from discontinued operations	—	0.32	(0.63)

Total	$3.89	$3.76	$2.02

Average number of common shares and common share equivalents	51.0	55.4	62.1
Dividends declared per common share	$1.08	$0.96	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	In millions

Operating Activities
Net income	$196.0	$203.7	$112.6
Less: Income (loss) from discontinued operations	—	17.9	(38.8)

Income from continuing operations	196.0	185.8	151.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(76.8)	(55.0)	(22.3)
Depreciation	219.2	200.8	173.7
Provision (reversal) for possible losses	7.5	0.1	(2.1)
Asset impairment charges	4.7	2.3	5.5
Deferred income taxes	57.6	58.1	60.9
Share of affiliates’ earnings, net of dividends	(34.4)	(36.3)	(39.9)
Decrease (increase) in recoverable income taxes	9.0	(8.7)	(0.9)
Decrease in operating lease payable	(8.9)	(6.7)	(16.5)
Defined benefit plans	(10.4)	(2.3)	(0.8)
Other	0.5	1.7	(15.7)

Net cash provided by operating activities of continuing operations	364.0	339.8	293.3
Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(527.3)	(611.6)	(733.7)
Loans extended	—	(7.0)	(19.2)
Investments in affiliates	(59.8)	(12.0)	(8.2)
Other	(6.0)	(3.4)	(2.0)

Portfolio investments and capital additions	(593.1)	(634.0)	(763.1)
Purchases of leased in assets	(70.1)	(6.8)	(260.9)
Portfolio proceeds	156.1	246.8	122.7
Proceeds from sales of other assets	61.9	22.3	24.8
Net decrease in restricted cash	3.6	3.3	0.6
Other	(42.1)	—	(0.5)

Net cash used in investing activities of continuing operations	(483.7)	(368.4)	(876.4)
Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	583.0	77.8	572.4
Repayments of debt (original maturities longer than 90 days)	(210.4)	(204.7)	(405.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(121.8)	224.5	(34.7)
Payments on capital lease obligations	(7.9)	(6.5)	(10.8)
Stock repurchases	(76.5)	(300.2)	—
Employee exercises of stock options	7.4	21.9	31.3
Cash dividends	(51.7)	(47.6)	(43.4)
Derivative settlements	—	(20.7)	3.6
Excess tax benefits from share-based compensation	—	9.0	—

Net cash provided by (used in) financing activities of continuing operations	122.1	(246.5)	112.6
Effect of Exchange Rates on Cash and Cash Equivalents	(4.6)	1.5	2.0
Cash Flows of Discontinued Operations (see Note 22)
Net cash (used in) provided by operating activities	—	(48.1)	91.4
Net cash provided by investing activities	—	229.9	1,263.3
Net cash used in financing activities	—	—	(796.0)

Net (decrease) increase in cash and cash equivalents during the period	(2.2)	(91.8)	90.2
Cash and Cash Equivalents at beginning of period	104.4	196.2	106.0

Cash and Cash Equivalents at end of period	$102.2	$104.4	$196.2

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31
	2008	2007	2006	2008	2007	2006
	Dollars	Dollars	Dollars	Shares	Shares	Shares
	In millions

Preferred Stock
Balance at beginning of period	$ *	$ *	$ *	*	*	*
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	*	*	*	*	*	*
Common Stock
Balance at beginning of period	38.7	37.4	36.5	62.2	60.0	58.6
Issuance of common stock	0.3	0.5	0.7	0.3	0.8	1.0
Convertible debt conversions	1.6	0.8	0.2	2.6	1.4	0.4
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	40.6	38.7	37.4	65.1	62.2	60.0
Treasury Stock
Balance at beginning of period	(428.7)	(128.5)	(128.5)	(14.2)	(7.9)	(7.9)
Stock repurchases	(76.5)	(300.2)	—	(2.1)	(6.3)	—

Balance at end of period	(505.2)	(428.7)	(128.5)	(16.3)	(14.2)	(7.9)
Additional Capital
Balance at beginning of period	514.3	474.3	424.6
Convertible debt conversions	61.5	2.0	(0.2)
Share-based compensation effects	9.4	7.6	19.3
Excess tax benefits from share-based compensation	—	9.0	—
Issuance of common stock	7.3	21.4	30.6

Balance at end of period	592.5	514.3	474.3
Retained Earnings
Balance at beginning of period	939.0	787.9	699.8
Cumulative effect of adjustments from the adoption of FSP FAS 13-2, net of taxes	—	(15.0)	—
Cumulative effect of adjustments from the adoption of FASB Interpretation No. 48	—	11.0	—
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	19.2

Adjusted balance at beginning of period	939.0	783.9	719.0
Net income	196.0	203.7	112.6
Dividends declared	(53.1)	(48.6)	(43.7)

Balance at end of period	1,081.9	939.0	787.9
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	86.2	(3.4)	(6.3)
Foreign currency translation (loss) gain	(78.4)	70.0	33.0
Unrealized (loss) gain on securities	(1.4)	0.6	(1.2)
Unrealized (loss) gain on derivative instruments	(24.6)	(1.1)	8.2
Post retirement benefit plans	(67.0)	20.1	(37.1)

Balance at end of period	(85.2)	86.2	(3.4)

Total Shareholders’ Equity	$1,124.6	$1,149.5	$1,167.7

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2008	2007	2006
	In millions

Net income	$196.0	$203.7	$112.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(78.4)	70.0	33.0
Unrealized (loss) gain on securities	(1.4)	0.6	(1.2)
Unrealized (loss) gain on derivative instruments	(24.6)	(1.1)	8.2
Post retirement benefit plans	(67.0)	20.1	(2.3)

Other comprehensive (loss) income	(171.4)	89.6	37.7

Comprehensive Income	$24.6	$293.3	$150.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”). During 2006 and 2007, GATX sold its aircraft leasing business (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

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

FASB Interpretation No. 48 (“FIN 48”) — As of January 1, 2007, GATX adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. SFAS No. 109 did not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the implementation of FIN 48, GATX recorded an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. See Note 15 for additional information.

Staff Accounting Bulletin No. 108, (“SAB 108”) — As of January 1, 2006, GATX adopted SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The Securities and Exchange Commission issued SAB 108 in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. This bulletin provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. Prior practice allowed the evaluation of materiality on the basis of either the income statement or the balance sheet approach, but did not require both. In years prior to 2002, GATX recorded accruals in connection with the sale of multiple business segments reported as discontinued operations. These accruals were for post-retirement employment benefits on an undiscounted basis for severed employees and retirees of the sold business, the liability for which was retained by GATX. In subsequent years, the periodic expenses for post-retirement employment benefits related to former employees of the sold businesses were charged against the accruals. The Company now believes that these liabilities were determined in error. These errors were deemed to be immaterial prior to 2006, but after applying the guidance under SAB 108, the cumulative effect of these errors was determined to be material to 2006. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), Materiality. As a result, an after-tax adjustment of $19.2 million was made to increase the opening balance of retained earnings as of January 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standard No. 158, (“SFAS 158”) — GATX adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006. SFAS 158 requires that a company’s balance sheet reflect the funded status of its pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. GATX recognized the aggregate overfunding of any plans in Other Assets, the aggregate underfunding of any plans in Other Liabilities and the corresponding adjustments to accumulated other comprehensive income, net of related taxes. At December 31, 2006, previously unrecognized differences in the funding status of plans were recognized in accumulated other comprehensive income in the balance sheet as required by SFAS No. 158. The adoption of SFAS No. 158, resulted in adjustments to the carrying amount of pension and other post retirement plan balances and a corresponding decrease in shareholders’ equity of $34.8 million net of taxes. See Note 16 for additional information.

Financial Accounting Standards Board (“FASB”) Statement No. 157 — GATX adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The application of the provisions of SFAS 157 had no effect on GATX’s consolidated financial position, results of operations or cash flows. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis. Accordingly, GATX did not apply the provisions of SFAS 157 to nonrecurring fair value measurements of nonfinancial assets and liabilities. See Note 14 for a complete discussion of SFAS 157.

FSP FAS 140-4 and FIN 46(R)-8 — As of December 31, 2008, GATX adopted FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP requires additional disclosures about GATX’s involvement with Variable Interest Entities (“VIE’s”) but does not change the accounting for VIEs. The application of the provisions of FSP FAS 140-4 and FIN 46(R)-8 had no effect on GATX’s consolidated financial position, results of operations or cash flows. See Note 9 for a complete discussion of VIEs, including the new disclosures required by this FSP.

FSP FAS 133-1 and FIN 45-4 — As of December 31, 2008, GATX adopted FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees (“FSP FAS 133-1 and FIN 45-4”). This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, requires an additional disclosure about the current status of the payment/performance risk of a guarantee, and clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). GATX has certain guarantees that are subject to this FSP. The application of the provisions of this FSP had no effect on GATX’s consolidated financial position, results of operations, or cash flows. See Note 17 for a complete discussion of guarantees.

SFAS No. 159 — SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), permits entities to elect to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement was effective as of January 1, 2008, and GATX did not elect to apply its provisions.

NOTE 3.	Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of GATX and its wholly-owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the former Air segment as discontinued operations for all periods presented. GATX has investments that are considered VIEs in accordance with FASB Interpretation No. 46R,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of Variable Interest Entities (“FIN 46R”). GATX is not the primary beneficiary with respect to any of the VIEs. As a result, GATX does not consolidate these VIEs. See Note 9 for a complete discussion of VIEs.

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

Reclassification — Certain amounts in the 2006 and 2007 financial statements have been reclassified to conform to the 2008 presentation.

Cash and Cash Equivalents — GATX considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash — Restricted cash represents cash and cash equivalents that are restricted as to withdrawal and usage. GATX’s restricted cash primarily relates to amounts maintained, as required by contract, for seven wholly-owned bankruptcy remote, special-purpose corporations.

Loans — GATX records loans at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GATX will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the carrying value of the loan exceeds expected repayments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

Operating Assets and Facilities — Operating assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital lease assets. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated salvage values using the straight-line method. The estimated useful lives of depreciable assets are as follows:

Railcars	30 – 38 years
Locomotives	12 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 15 years
Marine vessels	40 – 50 years

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

Investments in Affiliated Companies — GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GATX does not have effective or voting control (collectively “affiliates”). These affiliates are accounted for using the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Investments in affiliated companies are initially recorded at cost, including goodwill. In certain instances, GATX’s cost basis may be different from its share of the affiliates’ underlying net assets. These differences are primarily attributable to loans to and from affiliates and purchase accounting adjustments. Income/expense on these loans offsets GATX’s proportional share of the affiliates’ earnings. The carrying amount of GATX’s investments in affiliated companies is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected by GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and capital, and loan payments to or from the affiliate. See Note 8 for additional information.

Impairment of investments in affiliated companies — In accordance with APB 18, GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying value is recorded in the period of identification.

Lease Classification — GATX determines lease classification at lease inception in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). If the provisions of the lease are changed, other than by renewing the lease or extending its term, in a manner that would have resulted in a different classification of the lease had the changed terms been in effect at the inception of the lease, the revised agreement is considered a new lease for purposes of determining lease classification. See Note 5 for additional information.

Finance Leases — Finance leases represent net unpaid rentals and the estimated unguaranteed residual value of leased equipment, less related unearned income. Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. See Note 5 for additional information.

Operating Lease Expense— GATX leases in certain railcars under sale-leaseback arrangements as well as other facilities and assets closely associated with its revenue generating operations (e.g. maintenance facilities & equipment). These leases are classified as operating leases in accordance with SFAS 13 and the associated lease expense is recorded in operating lease expense. Gains as well as financing costs associated with sale-leasebacks are deferred and amortized as a component of operating lease expense over the related leaseback term. GATX also leases in certain office facilities and related administrative assets. These leases are also classified as operating leases and the associated expense is recorded in selling, general, and administrative expense. See Note 5 for additional information.

Inventory — GATX has inventory that consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), established accounting and reporting standards for goodwill. Under these standards, goodwill is no longer amortized, but rather is subject to an annual impairment test. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Goodwill arising from individual business combinations are assigned to the same reporting unit as the assets and liabilities of the acquired businesses. Reporting units are determined based on the composition of GATX’s operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operate in different economic environments. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Fair values of the reporting units are estimated using discounted cash flow models. GATX’s impairment review is performed at the reporting unit level, which is one level below the operating segment level. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. See Note 10 for additional information.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred by GATX in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Required five-year regulatory survey costs for ASC’s vessels are capitalized and depreciated over the requisite survey period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Possible Losses — The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and loans and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. There were no material changes in estimation methods or assumptions for the allowance during 2008. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2008. Since the allowance is based on judgments and estimates, it is possible actual losses incurred will differ from the estimate.

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

GATX accounted for the conversions of each of its convertible notes based on the form of consideration transferred in the settlement. For conversions that were settled solely by issuance of shares, GATX reclassified the carrying amount of the convertible notes to equity in accordance with American Institute of Certified Public Accountants (“AICPA”) Accounting Interpretation of APB Opinion No. 26 (“AIN-APB 26 #1”) and no gain or loss was recognized. For conversions that were settled by the payment of cash and issuance of shares, GATX applied the guidance in EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”), and EITF 03-7, Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock (Instrument C of Issue No. 90-19)(“EITF 03-7”). That guidance provides that only the cash payment should be considered in the computation of gain or loss on the extinguishment of a recognized liability and that any shares transferred should not be considered in the settlement of the debt component. As GATX’s cash payments were limited to the principal portions of its convertible notes, no gain or loss was recognized upon these conversions. Any accrued but unpaid interest as of the conversion date was recorded as an adjustment to additional paid in capital in accordance with EITF 85-17, Accrued Interest upon Conversion of Convertible Debt. See Note 13 for additional information.

Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes based on current tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different time periods for financial reporting purposes than they are for income tax purposes. United States (“U.S.”) income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign operations. The cumulative amount of such earnings was $502.4 million at December 31, 2008. See Note 15 for additional information.

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

Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate swap agreements, Treasury rate locks, options and currency forwards, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative’s gain or loss is recorded as part of other comprehensive income (loss) in shareholders’ equity and subsequently recognized in earnings when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. Changes in the fair value of these derivatives are recognized in earnings immediately. See Note 14 for further information.

Environmental Liabilities — Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATX’s liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 18 for additional information.

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

Interest expense, net — Interest expense represents interest accrued on indebtedness and amortization of debt issue costs and debt discounts. Debt issuance costs are amortized over the life of the related debt. Interest expense is reported net of interest income on bank deposits, which was $3.1 million, $10.8 million and $8.4 million for 2008, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Residual Values — Residual values are a component of GATX’s investment in finance leases. Residual values represent the estimate of the value of the asset at the end of the finance lease contract. Residual values are initially recorded based on appraisals and estimates. Realization of residual values is dependent on GATX’s ability to market the assets under future market conditions. GATX reviews its estimates of residual value annually or whenever events or changes in circumstances indicate that a decline in value may have occurred. Any other-than-temporary declines in value are immediately recognized as impairments.

Investment Securities — Investment securities include warrants received in connection with the financing of non-public, venture-backed companies, and common stock. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from remeasuring securities to fair value are included on an after tax basis as a separate component of accumulated other comprehensive income (loss). The Company uses specific identification as the basis to determine the amount reclassified from accumulated other comprehensive income (loss) upon sale of the securities. Under the provisions of SFAS 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified on the balance sheet as investment securities.

Foreign Currency — GATX accounts for foreign currency effects on its financial statements in accordance with SFAS No. 52, Foreign Currency Translation. The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end. Statements of Income and Cash Flows are translated monthly, using average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income or loss in the shareholders’ equity section of the balance sheet. Gains and losses resulting from foreign currency transactions are recorded in Other Expense during the period in which they occur. The aggregate transaction gain (loss), net of related hedges, was $8.6 million, $(2.7) million and $1.3 million for 2008, 2007, and 2006, respectively.

Share-Based Compensation — GATX accounts for share-based compensation in accordance with the provisions of FASB Statement No. 123(R), Share-Based Payments (“SFAS 123(R)”). Under SFAS 123(R), GATX measures share-based expense based on the grant date fair value of an award and recognizes that expense in earnings over the service period of each award. See Note 21 for additional information.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date, measured at their fair values as of that date; the immediate expense recognition of transaction costs and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009, and adoption is prospective only; however, the presentation and disclosure requirements must be applied retrospectively. The Company does not consolidate any partially owned subsidiaries and therefore does not expect the application of this standard to have a material impact on its consolidated financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on a company’s use of derivative instruments, its applicable accounting policies related to derivatives and the effect of those derivatives on a company’s financial position, results of operations and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Adoption of SFAS 161 will have no impact on GATX’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of applicable convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. FSP APB 14-1 requires bifurcation of a component of the convertible debt, classification of that component as equity, and then amortization of the resulting discount on the debt as additional interest expense over the expected term of the debt. The FSP requires retrospective application to all periods presented. FSP APB 14-1 is effective for GATX as of January 1, 2009, and early adoption is not permitted. The adoption of FSP APB 14-1 will require GATX to restate prior year earnings and additional paid in capital with respect to its current 5% convertible notes due 2023 and its previous 7.5% convertible notes that matured in February 2007. The application of the provisions of this FSP is not expected to be material to GATX’s financial position or results of operations and will have no impact on GATX’s cash flows.

NOTE 4.	Supplemental Cash Flow and Noncash Investing and Financing Transactions

	2008	2007	2006

Supplemental Cash Flow Information for Continuing Operations
Interest paid(a)	$136.6	$132.8	$142.0
Income taxes paid	$7.0	$23.8	$16.1

(a)	Interest paid for continuing operations consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

Noncash Investing and Financing Transactions

Capital lease obligations assumed	$—	$27.6	$0.1
Nonrecourse debt assumed	$262.9	$—	$—

NOTE 5.	Leases

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $3.0 million, $3.1 million and $3.8 million in 2008, 2007 and 2006, respectively.

The components of the investment in finance leases at December 31 were (in millions):

	Leveraged		Direct		Total
	Leases		Financing		Finance Leases
	2008	2007	2008	2007	2008	2007

Total minimum lease payments receivable	$688.1	$725.1	$369.1	$382.6	$1,057.2	$1,107.7
Principal and interest on third-party nonrecourse debt	(589.7)	(622.9)	—	—	(589.7)	(622.9)

Net minimum future lease receivable	98.4	102.2	369.1	382.6	467.5	484.8
Estimated non-guaranteed residual value of leased assets	29.1	49.4	87.0	68.1	116.1	117.5
Unearned income	(46.2)	(50.8)	(205.6)	(216.9)	(251.8)	(267.7)

Investment in finance leases	81.3	100.8	250.5	233.8	331.8	334.6
Allowance for possible losses	(7.8)	(7.3)	(6.9)	—	(14.7)	(7.3)
Deferred taxes	(130.6)	(88.0)	—	—	(130.6)	(88.0)

Net investment	$(57.1)	$5.5	$243.6	$233.8	$186.5	$239.3

Operating Leases — Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $25.5 million, $22.7 million and $20.7 million, in 2008, 2007 and 2006, respectively.

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2008, were (in millions):

	Finance	Operating
	Leases	Leases	Total

2009	$44.3	$800.8	$845.1
2010	39.9	629.4	669.3
2011	42.3	468.7	511.0
2012	34.0	330.9	364.9
2013	27.0	228.2	255.2
Years thereafter	280.0	533.3	813.3

	$467.5	$2,991.3	$3,458.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information pertains to GATX as a lessee:

Capital Leases — GATX assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):

	2008	2007

Railcars and other equipment	$72.5	$72.6
Marine vessels	98.0	98.0

	170.5	170.6
Less: allowance for depreciation	(117.2)	(111.3)

	$53.3	$59.3

Operating Leases — GATX has financed railcars and other operating assets through sale-leasebacks that are accounted for as operating leases. GATX also leases non-operating assets, such as office facilities and certain related administrative assets. Operating lease expense related to non-operating assets is included in selling, general and administrative expense. Total operating lease expense was $150.9 million, $162.5 million and $173.9 million, in 2008, 2007 and 2006, respectively. Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

Future Minimum Rental Payments — Future minimum rental payments due under noncancelable operating leases at December 31, 2008, were (in millions):

		Recourse	Nonrecourse
	Capital	Operating	Operating
	Leases	Leases	Leases

2009	$12.7	$118.6	$26.5
2010	17.2	124.5	27.8
2011	21.6	108.7	27.8
2012	4.7	108.1	28.0
2013	4.8	99.7	28.4
Years thereafter	21.0	613.2	175.5

	82.0	$1,172.8	$314.0

Less: amounts representing interest	(17.3)

Present value of future minimum capital lease payments	$64.7

The future minimum rental payments due under recourse operating leases were reduced by $10.0 million of minimum sublease rentals to be received in the future. The minimum rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay. The amounts shown for nonrecourse operating leases primarily reflect the rental payments of two wholly-owned bankruptcy remote, special-purpose corporations. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total loans of $4.9 million and $8.8 million were outstanding at December 31, 2008 and 2007. No loans were impaired at December 31, 2008 and 2007. During 2006, the average balance of impaired loans was $4.5 million and interest income recognized related to impaired loans was $1.0 million.

At December 31, 2008, scheduled loan principal due by year was as follows (in millions):

Loan Principal

2009	$4.1
2010	0.3
2011	0.2
2012	0.2
2013	0.1
Years thereafter	—

$4.9

NOTE 7.	Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and loans and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. There were no material changes in estimation methods or assumptions for the allowance during 2008. Since the allowance is based on judgments and estimates, it is possible actual losses incurred will differ from the estimate.

The following summarizes changes in the allowance for possible losses at December 31 (in millions):

	2008	2007	2006

Beginning balance	$11.0	$9.6	$12.7
Provision (reversal) for losses	7.5	0.1	(2.1)
Charges to allowance	(1.1)	(1.3)	(1.9)
Recoveries and other, including foreign exchange adjustments	1.2	2.6	0.9

Ending balance	$18.6	$11.0	$9.6

The provision for losses in 2008 includes a $6.9 million provision on a direct finance lease to a large Rail customer that declared bankruptcy. The reversal of provision for losses in 2006 was primarily due to favorable credit experience.

NOTE 8.	Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. At December 31, 2008 and 2007, these investments included net loans to affiliated companies of $7.7 million and $2.7 million, respectively, and net loans from affiliated companies of $63.0 million and $56.0 million, respectively. In 2009 and 2010, GATX will make shareholder loan repayments of $54.7 million and $6.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions received from affiliates were $61.6 million, $93.4 million and $74.8 million in 2008, 2007 and 2006, respectively.

The following table shows GATX’s investments in affiliated companies by segment at December 31 (in millions):

	2008	2007

Rail	$149.7	$135.4
Specialty	249.6	182.4

	$399.3	$317.8

The table below provides detail on the five largest investments in affiliates at December 31 ($’s in millions):

			GATX’s
		GATX’s	Percentage
	Segment	Investment	Ownership

AAE Cargo AG	Rail	$123.8	37.5%
Rolls-Royce & Partners Finance (US) LLC	Specialty	49.6	50.0%
Cardinal Marine Investments, LLC	Specialty	47.3	50.0%
Enerven Compression, LLC	Specialty	39.6	45.6%
Clipper Fourth Ltd.	Specialty	34.4	45.0%

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2008	2007	2006

Rail	$17.8	$18.8	$22.7
Specialty	72.8	74.4	53.4

	$90.6	$93.2	$76.1

Operating results for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2008	2007	2006

Revenues	$703.9	$665.3	$559.2
Pre-tax income reported by affiliates	189.9	210.5	199.7

Summarized balance sheet data for all affiliated companies held at December 31, assuming GATX held a 100% interest, would be (in millions):

	2008	2007

Total assets	$4,205.7	$3,557.2
Long-term liabilities	2,915.6	2,408.8
Other liabilities	375.0	390.3
Shareholders’ equity	915.1	758.2

The following guarantees, as described in Note 17, related to affiliated companies and were outstanding as of December 31 (in millions):

	2008	2007

Lease payment guarantees	$17.6	$20.7
Asset residual value guarantees	14.8	60.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Variable Interest Entities

GATX has investments that are considered VIEs in accordance with FIN 46(R). GATX determines whether an entity is a VIE based on the sufficiency of the entity’s equity and the correlation between economic and voting rights of the entity’s investors. The determination of whether GATX is the primary beneficiary of a VIE is based on an analysis of the variable interests held by GATX and the level to which those variable interests will absorb expected losses or receive the expected residual returns in the VIE. These determinations are both qualitative and quantitative in nature and require certain judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results.

GATX’s investments in VIEs primarily consist of leveraged leases and certain investments in affiliates that were acquired or entered into between 1994 and 2002. These VIEs are involved in railcar and equipment leasing activities and are typically financed through a mix of equity investments, debt from equity investors and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not absorb the majority of expected losses or receive the majority of expected residual returns associated with them. As a result, GATX does not consolidate these VIEs. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing entities in connection with any reconsideration events (as defined in FIN 46(R)) that may result in an entity becoming a VIE or in GATX becoming the primary beneficiary of an existing VIE.

At December 31, 2008, the carrying amount and maximum exposure to loss with respect to GATX’s VIEs was as follows:

	Net Carrying	Maximum Exposure
	Amount	to Loss

Investments in affiliates(a)	$23.7	$41.3
Leveraged leases	81.4	81.4

Total	$105.1	$122.7

(a)	The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.

NOTE 10.	Goodwill

Goodwill was $95.7 million and $104.4 million as of December 31, 2008 and 2007, respectively. In accordance with SFAS No. 142, GATX performed its annual review for impairment of goodwill in the fourth quarter of 2008 and 2007, concluding that its goodwill was not impaired. For 2008, 2007, and 2006, all changes in the carrying amount of GATX’s goodwill, all of which pertains to Rail, were the result of changes in foreign currency exchange rates.

NOTE 11.	Investment Securities

The following table summarizes the carrying value of GATX’s investment securities as of December 31 (in millions):

	2008	2007

Available-for-sale securities	$3.0	$1.4
Warrants	0.9	2.2

	$3.9	$3.6

Proceeds from sales of available-for-sale securities totaled $0.9 million in 2008, $0.7 million in 2007, and $7.2 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Other Assets and Other Liabilities

The following table summarizes the components of Other Assets reported on the consolidated balance sheets (in millions):

	December 31
	2008	2007

Investment securities	$3.9	$3.6
Other investments	53.5	27.4
Derivatives	20.1	8.3
Deferred financing costs	20.9	24.5
Pension asset	—	53.1
Prepaid items	16.2	14.3
Office furniture, fixtures and other equipment, net of accumulated depreciation	29.0	15.2
Inventory	32.6	41.3
Other	57.8	33.7

	$234.0	$221.4

The following table summarizes the components of Other Liabilities reported on the consolidated balance sheets (in millions):

	December 31
	2008	2007

Accrued operating lease expense	$95.4	$106.5
Pension and OPEB liabilities	127.2	82.5
Environmental reserves	27.3	34.7
Deferred gain on sale-leasebacks	27.1	28.9
Deferred income	11.5	14.0
Derivatives	28.8	27.6
Other	81.8	79.8

	$399.1	$374.0

NOTE 13.	Debt

Commercial Paper and Borrowings Under Bank Credit Facilities

	December 31
	2008	2007

Balance	$125.1	$247.3
Weighted average interest rate	5.70%	5.35%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse and Nonrecourse Debt Obligations

Outstanding balances of debt obligations and the applicable interest rates as of ($ in millions):

				December 31
Type	Date of Issue	Maturity	Interest Rate	2008	2007

Recourse Fixed Rate Debt
Unsecured	05/29/02	06/01/09	8.88%	$250.0	$250.0
Unsecured	04/14/05	04/15/10	5.13%	230.0	230.0
Secured	11/06/08	11/15/13	9.00%	203.5	—
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	10/11/06	02/15/12	5.50%	200.0	200.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	—
Unsecured	06/22/04	06/15/11	6.27%	181.8	181.8
Unsecured	12/22/05	12/22/15	5.75%	150.0	160.0
Unsecured	11/19/03	11/19/08	6.00%	—	150.0
Unsecured	05/03/99	05/01/09	6.75%	120.0	120.0
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Convertible unsecured	08/15/03	08/15/23	5.00%	41.9	106.8
Unsecured	03/31/06	12/11/12	3.49%	43.5	45.5
Unsecured	12/18/07	11/30/12	4.70%	29.3	30.7
Unsecured	06/30/07	05/31/12	4.25%	24.4	25.5
Unsecured	09/30/06	08/31/11	3.45%	19.6	20.4
Unsecured	01/31/04	07/31/12	5.73%	3.1	3.9
Unsecured	01/31/04	01/31/12	5.83%	2.7	3.6
Unsecured	12/31/03	12/31/10	4.45%	2.1	3.3
Unsecured	01/31/04	07/31/08	5.16%	—	1.5
Unsecured	12/29/03	10/19/08	5.25%	—	0.4

Total recourse fixed rate debt				$2,001.9	$1,833.4
Recourse Floating Rate Debt(a)
Unsecured	03/18/08	03/18/14	2.53%	$150.0	$—
Unsecured	06/30/06	06/28/13	2.05%	100.0	100.0
Secured	12/19/08	12/19/13	5.25%	50.0	—
Unsecured	12/18/07	06/30/09	6.20%	12.6	13.1
Unsecured	12/31/03	09/30/13	5.92%	12.4	15.7
Unsecured	12/31/03	12/31/10	6.09%	9.3	10.1
Unsecured	Various	12/31/09	5.92%	9.1	10.7
Unsecured	12/15/03	12/15/12	5.81%	5.2	6.9
Unsecured	Various	12/31/09	5.92%	4.9	6.0
Unsecured	12/29/03	10/19/08	N/A	—	14.9
Unsecured	06/30/07	12/31/08	N/A	—	10.9
Unsecured	09/30/08	03/31/08	N/A	—	8.8
Unsecured	12/29/03	10/19/08	N/A	—	1.9
Unsecured	12/31/03	12/31/12	5.72%	1.4	1.8

Total recourse floating rate debt				$354.9	$200.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				December 31
Type	Date of Issue	Maturity	Interest Rate	2008	2007

Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$72.5	$—
Secured	06/13/06	12/31/13	6.26%	24.2	—
Secured	10/10/06	09/30/11	5.98%	12.7	—
Secured	06/28/07	03/05/11	6.34%	12.6	—
Secured	09/30/08	08/31/11	5.37%	11.9	—
Secured	12/21/06	03/31/11	5.89%	9.9	—
Secured	12/21/06	08/01/11	5.89%	6.4	—
Secured	06/29/07	07/31/12	6.54%	5.7	—
Secured	10/01/07	02/05/11	5.62%	4.8	—
Secured	03/15/07	03/31/09	5.72%	4.8	—
Secured	05/29/07	05/31/12	5.84%	3.8	—
Secured	08/01/07	07/31/17	6.78%	3.6	—
Secured	06/01/07	05/31/12	6.27%	2.6	—
Secured	05/11/07	05/31/12	6.06%	1.6	—
Secured	06/16/06	04/29/16	6.80%	1.4	—

Total nonrecourse fixed rate debt				$178.5	$—
Nonrecourse Floating Rate Debt(a)
Secured	Various	05/08/14	2.45%	$55.3	$—
Secured	Various	01/15/15	2.45%	26.7	—

Total nonrecourse floating rate debt				$82.0	$—

Total debt principal				$2,617.3	$2,034.2
Debt discount				(17.2)	—
Debt adjustment for fair value hedges				19.4	5.7

Total Debt				$2,619.5	$2,039.9

(a)	Floating rates as of December 31, 2008.

Maturities of GATX’s debt obligations as of December 31, 2008, were as follows (in millions):

Debt
Principal

2009	$445.8
2010	284.2
2011	306.0
2012	434.4
2013	369.0
Thereafter	777.9

Total debt principal	$2,617.3

At December 31, 2008, $647.8 million of GATX’s assets were pledged as collateral for notes or other obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the Securities and Exchange Commission (“SEC”) that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2010.

Credit Lines and Facilities

GATX has a $550 million unsecured revolving facility that matures in May 2012. At December 31, 2008, availability under this facility was $428.9 million, with $108.6 million of commercial paper outstanding and $12.5 million of letters of credit issued, both backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.4 million, $0.5 million and $0.7 million for 2008, 2007 and 2006, respectively. GATX also has revolving lines of credit totaling $65.7 million in Europe. At December 31, 2008, availability under these lines of credit was $49.3 million.

On January 9, 2009, GATX closed on a $100 million, 364-day, unsecured revolving credit facility, which was undrawn at that time.

Restrictive Covenants

The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in the $550 million facility, was 2.2 for the period ended December 31, 2008, in excess of the minimum covenant ratio of 1.2. At December 31, 2008, GATX was in compliance with all covenants and conditions of the $550 million facility. The $100 million facility and certain of GATX’s other bank term loans have the same covenants as the $550 million facility.

The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends it may distribute. Some of the indentures also contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GATX would be able to incur liens securing a maximum of $728.3 million of additional indebtedness as of December 31, 2008, based on the most restrictive limitation on liens provision. At December 31, 2008, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2008, the maximum amount that GRE could transfer to GATX without violating its covenants was $13.7 million, implying that $369.7 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2008, GRE was in compliance with all covenants and conditions of these loan agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Securities

2002 Convertible Notes — In February 2002, GATX issued $175.0 million long-term, 7.5% senior unsecured convertible notes (the “2002 Notes”), of which a balance of $124.3 million was outstanding as of December 31, 2006. The notes matured in February 2007.

2003 Convertible Notes — In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023, which are contingently convertible into GATX common stock (the “2003 Notes”). As of December 31, 2008, $41.9 million of the notes were outstanding and convertible at a conversion price of $24.81 per share. GATX has the right, at any time to call the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof. A summary of the various terms and contingencies contained in the 2003 Notes follows.

Holders of the 2003 Notes have the right to require all or a portion of the notes to be purchased at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest in August 2013 and August 2018. Any required purchases may be paid in cash or shares of GATX common stock or any combination thereof, at GATX’s option.

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

The 2003 Notes carry a contingent interest provision such that beginning in August 2008, for any measurement period, if the average trading price of the 2003 Notes equals 120% or more of the principal amount of the notes, for the succeeding six month interest period, GATX may be required to pay additional interest. The amount of additional interest is equal to 0.25% of the trading price of $1,000 principal amount of the notes. GATX may avoid paying this contingent interest by calling the notes prior to the record date for any contingent interest period. GATX was impacted by this provision in 2008; however, additional interest costs incurred were immaterial.

Maturities and Conversions of Convertible Notes — During 2008, holders of GATX’s 5.0% senior unsecured notes converted $64.8 million of notes, of which $0.7 million was settled with cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result. During 2007, the remaining balance of the 2002 Notes was settled with a cash payment of $124.3 million for the principal balance and the issuance of 1.0 million shares of GATX common stock for the difference between GATX’s stock price at the time of conversion and the conversion price (the “conversion premium”). Additionally in 2007, certain of the 2003 Notes were converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million shares issued for the conversion premium. In 2008 and 2007, respectively, accrued interest of $1.0 million ($0.7 million after tax) and $4.8 million ($2.8 million after tax) was forfeited upon conversion and reclassified to additional paid in capital.

NOTE 14.	Fair Value of Financial Instruments

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 applies to all financial instruments being measured and reported on a fair value basis. In accordance with FSP FAS 157-2, GATX did not apply SFAS 157 to nonrecurring fair value measurements of nonfinancial assets or liabilities.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in Level 1 are marketable, available for sale equity securities that are traded in an active exchange market.

Level 2 — Pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Instruments included in this category are warrants and derivative contracts whose value is determined using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 includes assets and liabilities whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. At December 31, 2008, GATX had no Level 3 financial instruments.

The balances of financial instruments measured at fair value on a recurring basis as of December 31, 2008 are as follows (in millions):

	Total	Level 1	Level 2	Level 3

Assets
Derivatives	$20.1	—	$20.1	—
Investment securities	$3.9	$3.0	$0.9	—
Liabilities
Derivatives	$28.8	—	$28.8	—

In 2008, the per share net asset value (NAV) of a money market fund investment fell below one dollar. The fund is no longer traded and is being liquidated. As a result of the NAV change, GATX recognized an impairment loss of $3.8 million based on the last reported NAV by the fund, which GATX considers a nonrecurring Level 2 fair value measurement. The recorded balance of $38.3 million is now accounted for as a cost method investment and is included in other assets. On January 30, 2009, GATX received a partial redemption of $27.3 million from the fund.

Effective January 1, 2009, GATX will apply the fair value measurement and disclosure provisions of SFAS 157 to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. These provisions of SFAS 157 may be applicable to GATX’s long-lived assets, goodwill and investments in affiliates. GATX does not expect the application of SFAS 157 to nonfinancial assets and liabilities to have a material impact on its financial position, results of operations, or cash flows.

Derivative instruments

GATX may enter into derivative transactions for purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changes in benchmark interest rates. These instruments are entered into only for hedging underlying exposures. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though GATX believes they are effective economic hedges. For the years ended December 31, 2008, 2007 and 2006, gains (losses) of $1.0 million, $(1.1) million and $(1.1) million, respectively, were recognized in earnings for derivatives that did not qualify as hedges.

Fair Value Hedges — GATX uses interest rate swaps to convert fixed-rate debt to floating rate debt and to manage the fixed- to floating-rate mix of its debt obligations. The fair values of interest rate swaps are determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the differences between the contractual rates of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2008, maturities for fair value hedges range from 2009-2015.

Cash Flow Hedges — GATX’s interest expense is affected by changes in interest rates as a result of its use of floating-rate debt instruments. GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair values of interest rate swaps are determined based on the differences between the contractual rates of interest and the rates currently quoted for swaps of similar terms and maturities. GATX enters into cross-currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, forward interest rates, foreign exchange rates, and forward foreign exchange rates. As of December 31, 2008, maturities for qualifying cash flow hedges ranged from 2009-2015.

For the years ended December 31, 2008, 2007, and 2006, amounts recognized in earnings for hedge ineffectiveness were immaterial. In 2009, GATX expects to reclassify $3.1 million ($1.9 million after-tax) of net losses on derivative instruments from accumulated other comprehensive loss to earnings as interest and lease expenses related to the hedged risks affect earnings.

Other Financial Instruments

The fair values of other financial instruments have been determined in accordance with SFAS 157. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of fixed and floating rate debt, excluding convertible securities, were estimated by performing a discounted cash flow calculation using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Convertible debt securities were valued using third party quotes.

Portions of floating rate debt have effectively been converted to fixed rate debt by utilizing interest rate swaps (GATX pays fixed rate interest, receives floating rate interest). Portions of fixed rate debt have effectively been converted to floating rate debt by utilizing interest rate swaps (GATX pays floating rate interest, receives fixed rate interest). In such instances, the increase (decrease) in the fair value of the debt would be offset in part by the increase (decrease) in the fair value of the interest rate swap.

The following table sets forth the carrying amounts and fair values of GATX’s financial instruments as of December 31 (in millions):

	2008	2008	2008	2007	2007	2007
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

Assets
Loans — fixed	n/a	$4.9	$4.6	n/a	$8.7	$9.0
Investment securities	n/a	3.9	3.9	n/a	3.6	3.6
Cash flow hedges	$7.8	0.7	0.7	$225.7	2.6	2.6
Fair value hedges	255.0	19.4	19.4	255.0	5.7	5.7
Investment in money market fund	—	38.3	38.3	—	—	—
Liabilities
Commercial paper and bank credit facilities	n/a	$125.1	$125.1	n/a	$247.3	$247.3
Recourse debt fixed rate	n/a	2,021.3	1,895.7	n/a	1,839.1	1,889.1
Recourse debt floating rate	n/a	354.9	308.4	n/a	200.8	197.6
Nonrecourse debt	n/a	243.3	240.4	—	—	—
Cash flow hedges	$245.3	28.8	28.8	$367.1	27.6	27.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATX’s exposure is limited to the fair value of the swap if in GATX’s favor. GATX manages the credit risk of counterparties by transacting only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GATX considers the risk of non-performance by a counterparty to be remote.

NOTE 15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $502.4 million at December 31, 2008.

Significant components of GATX’s deferred tax liabilities and assets were (in millions):

	December 31
	2008	2007

Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$689.8	$588.8
Leveraged leases	100.2	88.0
Investments in affiliated companies	55.3	65.1
Lease accounting (other than leveraged)	14.7	15.9
Other	11.2	13.8

Total deferred tax liabilities	871.2	771.6
Deferred Tax Assets
Net operating loss	63.9	—
Accruals not currently deductible for tax purposes	17.0	18.1
Allowance for possible losses	7.0	4.4
Pension and post-retirement benefits	47.5	10.6
Other	23.9	15.7

Total deferred tax assets	159.3	48.8

Net deferred tax liabilities	$711.9	$722.8

At December 31, 2008, GATX had a U.S. federal tax net operating loss carryforward of approximately $182.6 million, which expires in 2028.

On January 1, 2007, GATX adopted the provisions of FIN 48. In accordance with FIN 48, liabilities for unrecognized tax benefits were reclassified from deferred tax liabilities and are now accounted for separately. The adoption of FIN 48 resulted in an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings.

Changes in the gross liability for unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2008	2007

Beginning balance	$60.9	$41.2
Additions to tax positions for current year, including interest	—	15.5
Additions to tax positions for prior years, including interest	3.6	4.8
Reductions to tax positions for prior years	(10.6)	—
Settlements	(0.9)	(0.6)

Ending balance	$53.0	$60.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If fully recognized, GATX’s gross liability for unrecognized tax benefits of $53.0 million would decrease income tax expense by $36.2 million ($34.1 million net of federal tax benefits).

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. During 2008, with the exception of one disputed issue, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. consolidated income tax returns for the years 1998 through 2005. In 2008, the Company and the IRS entered the appeals process to address the disputed issue and are currently negotiating a settlement. The Company does not anticipate that the resolution of this matter will have a material impact on its financial position or results of operations. All examinations with respect to U.S. tax returns for years prior to 1998 have been closed. The Company and its subsidiaries are also under audit in various state and foreign jurisdictions.

Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that within the next 12 months, unrecognized state tax benefits of $0.2 million and foreign tax benefits of $0.8 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2008, the gross liability for unrecognized tax benefits included $7.5 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise reduced with respect to uncertain tax positions, any required adjustment will be recorded as a reduction of income tax expense.

The components of income from continuing operations before income taxes consisted of (in millions):

	Year Ended December 31
	2008	2007	2006

Domestic	$137.3	$164.0	$110.8
Foreign	132.3	94.6	116.7

	$269.6	$258.6	$227.5

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

	Year Ended December 31
	2008	2007	2006

Current
Domestic:
Federal	$(0.2)	$—	$—
State and local	(0.2)	1.4	—

	(0.4)	1.4	—
Foreign	16.4	13.3	15.2

	16.0	14.7	15.2
Deferred
Domestic:
Federal	44.9	52.4	39.9
State and local	(1.9)	8.6	8.1

	43.0	61.0	48.0
Foreign	14.6	(2.9)	12.9

	57.6	58.1	60.9

Income taxes	$73.6	$72.8	$76.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate were (in millions):

	Year Ended December 31
	2008	2007	2006

Income taxes at federal statutory rate	$94.4	$90.5	$79.6
Adjust for effect of:
Foreign income tax rates	(16.2)	(3.4)	(7.6)
State tax benefit	(6.8)	—	—
State income taxes	3.0	6.9	5.2
Corporate owned life insurance	(0.8)	(0.6)	(0.6)
U.S. tax on foreign earnings	0.1	—	3.1
Tax rate decreases on deferred taxes	—	(20.1)	(5.9)
Other	(0.1)	(0.5)	2.3

Income taxes	$73.6	$72.8	$76.1

Effective income tax rate	27.3%	28.2%	33.4%

The adjustment for foreign income tax rates reflects the impact of lower taxed earnings from foreign subsidiaries and affiliates. Deferred tax adjustments resulting from enacted changes in foreign rates are identified separately.

State tax benefit represents the recognition of a state tax position taken in a prior period upon expiration of the statute of limitations.

State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to worldwide income.

Tax rate decreases on deferred taxes were the result of changes in foreign income tax rates enacted in those years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX uses a December 31, 2008 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

			2008	2007
	2008	2007	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Change in Benefit Obligation
Benefit obligation at beginning of year	$386.5	$409.0	$54.6	$62.9
Service cost	4.5	5.4	0.2	0.3
Interest cost	22.6	23.3	2.8	3.2
Plan amendments	0.5	(10.3)	—	1.1
Actuarial gain	(12.3)	(13.3)	(9.7)	(7.8)
Benefits paid	(32.7)	(28.3)	(4.1)	(5.1)
Effect of exchange rate changes	(11.9)	0.7	—	—

Benefit obligation at end of year	$357.2	$386.5	$43.8	$54.6

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$411.7	$407.5	$—	$—
Actual return on plan assets	(99.9)	29.7	—	—
Effect of exchange rate changes	(11.2)	0.6	—	—
Company contributions	5.9	2.2	4.1	5.2
Benefits paid	(32.7)	(28.3)	(4.1)	(5.2)

Plan assets at end of year	$273.8	$411.7	$—	$—

Funded Status of Plans	$(83.4)	$25.2	$(43.8)	$(54.6)

Amount Recognized
Other assets	$—	$53.1	$—	$—
Other liabilities	(83.4)	(27.9)	(43.8)	(54.6)
Accumulative other comprehensive loss:
Net actuarial loss (gain)	161.5	46.4	(5.2)	4.2
Prior service credit	(8.0)	(9.5)	(0.1)	(0.2)

Accumulated other comprehensive loss (income)	153.5	36.9	(5.3)	4.0

Total recognized	$70.1	$62.1	$(49.1)	$(50.6)

After-tax amount recognized in accumulated other comprehensive loss	$95.6	$22.9	$(3.3)	$2.4

The aggregate accumulated benefit obligation for the defined benefit pension plans was $336.9 million and $365.4 million at December 31, 2008 and 2007, respectively.

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2008	2007

Projected benefit obligation	$357.2	$70.1
Fair value of plan assets	273.8	42.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2008	2007

Accumulated benefit obligations	$336.9	$66.0
Fair value of plan assets	273.8	42.2

The components of pension and other post-retirement benefit costs were as follows (in millions):

				2008	2007	2006
				Retiree	Retiree	Retiree
	2008	2007	2006	Health	Health	Health
	Pension	Pension	Pension	and	and	and
	Benefits	Benefits	Benefits	Life	Life	Life

Service cost	$4.5	$5.4	$5.9	$0.2	$0.3	$0.2
Interest cost	22.6	23.3	22.7	2.8	3.2	3.5
Expected return on plan assets	(31.3)	(30.9)	(30.1)	—	—	—
Amortization of:
Unrecognized prior service (credit) cost	(1.0)	(0.5)	0.2	(0.1)	(0.1)	(0.2)
Unrecognized net obligation	—	(0.1)	—	—	—	—
Unrecognized net loss	1.2	3.6	5.3	(0.3)	0.6	1.0
Plan settlement cost	1.0	—	—	—	—	—

Ongoing net cost	(3.0)	0.8	4.0	2.6	4.0	4.5

Recognized gain due to curtailment	—	—	—	—	—	(0.7)

Net periodic cost	$(3.0)	$0.8	$4.0	$2.6	$4.0	$3.8

2006 net periodic cost includes immaterial amounts allocated to discontinued operations. Amounts shown for curtailment gain related to discontinued operations.

GATX amortizes the unrecognized prior service cost and the unrecognized net obligation using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The excess of recognized net gains or losses (excluding asset gains and losses not yet reflected in the market-related value of assets) above the greater of 10% of the projected benefit obligation or 10% of the market-related value of the assets are amortized by dividing this excess, if any, by the average remaining service period of active employees. As of December 31, 2008, GATX expects to recognize the following accumulated other comprehensive loss (income) amounts within the next twelve months as components of net benefits costs: $2.6 million of the defined benefit pension plans’ net actuarial loss, $(1.0) million of the defined benefit plans’ prior service credit, $(0.4) million of the other post-retirement benefit plans’ net actuarial loss and $(0.1) million of the other post-retirement benefit plans’ prior service credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31, 2008 and 2007:

	2008	2007

Domestic defined benefit pension plans:
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	6.90%	6.40%
Discount rate — hourly funded plans	6.90%	6.40%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans(a)	6.40%	5.90%/ 6.25%
Discount rate — hourly funded plans	6.40%	5.85%
Expected return on plan assets — salaried funded plan	8.80%	8.75%
Expected return on plan assets — hourly funded plan	7.90%	7.90%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan:
Benefit Obligation at December 31:
Discount rate	6.45%	5.80%
Rate of pension-in-payment increases	2.70%	3.40%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.80%	5.10%
Expected return on plan assets	5.90%	6.00%
Rate of pension-in-payment increases	3.40%	3.10%
Other post-retirement benefit plans:
Benefit Obligation at December 31:
Discount rate	6.90%	6.25%
Rate of compensation increases	4.50%	4.50%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	6.25%	5.75%
Rate of compensation increases	4.50%	4.50%

(a)	For the U.S. qualified salary plan, the discount rate was 5.90% for the period January 1 through June 30, 2007, and 6.25% for the period July 1 through December 31, 2007.

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates, matched with the expected duration of the future benefit obligation. The expected return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX reviews historical markets as well as peer group data to determine its expected return for each of the plans. GATX routinely reviews its historical returns along with current market conditions to ensure its expected return assumption on plan assets is reasonable and appropriate.

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. The assumed medical claims and prescription drug claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates for 2008 were 7.00% and 11.00%, respectively. The assumed medical and prescription drugs claims cost rates anticipated for 2009 will be 6.50% and 10.00%, respectively. Over the following five-year period, medical claims are expected to gradually decline to 5.00% and remain at that level thereafter. Over the following ten-year period, the prescription drug claims rates are expected to gradually decline to 5.00% and remain at that level thereafter.

A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.8	(1.6)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2008 and 2007, and current target asset allocation for 2009, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2008	2007

Asset Category
Equity securities	65.0%	63.0%	65.3%
Debt securities	30.0%	30.1%	28.8%
Real estate	5.0%	6.8%	5.8%
Cash	—	0.1%	0.1%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2008 and 2007, and current target asset allocation for 2009, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2008	2007

Asset Category
Equity securities and real estate	36.8%	35.8%	35.6%
Debt securities	63.2%	64.2%	64.4%

	100.0%	100.0%	100.0%

The primary investing objective of the pension plans is to represent the exclusive interests of plan participants for the purpose of providing benefits to participants and their beneficiaries. To reach this goal, GATX’s philosophy is to invest in a diversified mix of equities, debt, and real estate investments to maximize return and to keep risk at a reasonable level over a long-term investment horizon. Equity investments are diversified across U.S. and non-U.S.stocks as well as growth, value, and small to large capitalizations. Debt securities are predominately invested in long-term investment grade corporate bonds. Real estate investments include investments in funds that are diversified by location and property type.

On a timely basis, but not less than twice a year, GATX formally reviews actual results to ensure adherence to investment guidelines and the Company’s stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

GATX expects to contribute approximately $14.5 million to its pension plans (domestic and foreign) and approximately $4.9 million to its other post-retirement benefit plans in 2009. Additional contributions to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension	Other
	Benefits	Benefits

2009	$30.9	$5.5
2010	30.8	5.4
2011	30.2	5.2
2012	31.9	5.1
2013	30.5	5.0
Years 2014-2018	161.1	21.6

	$315.4	$47.8

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2009	$0.6
2010	0.6
2011	0.6
2012	0.6
2013	0.5
Years 2014-2018	2.4

$5.3

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.5 million, $1.5 million, and $1.5 million for 2008, 2007, and 2006, respectively. Contributions to discontinued operations were immaterial in each year.

NOTE 17.	Concentrations and Commitments

Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 24% of total revenues are generated from customers in the petroleum industry, 21% are derived from the chemical industry, 12% from the transportation industry and 10% from food/agricultural industry. GATX’s foreign identifiable revenues were primarily generated in the countries of Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2008, 2007 and 2006.

Concentration of Credit Risk — Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GATX performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Labor Force — 51% of GATX employees were covered by union contracts at December 31, 2008. The shipboard personnel at ASC belong to the United Steelworkers of America (“USWA”), the American Maritime Officers (“AMO”) and the Seafarers International Union (“SIU”), as the case may be. ASC has agreements with the SIU and AMO that are effective until 2011; the USWA agreement expires August 2009. The hourly employees at Rail’s U.S. service centers belong to the USWA and are operating under an agreement that is in effect through February 2010. Employees at two of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada (“CEP”). Although both service centers are covered by the same union, each contract has separate terms and conditions. Both contracts expired in January 2009 and negotiations are ongoing.

Commitments

Unconditional Obligations — At December 31, 2008, GATX’s unconditional obligations were as follows: (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Rail purchases, primarily railcars	$329.1	$301.0	$28.1	$—	$—	$—	$—

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

The following table shows GATX’s commercial commitments for continuing operations (in millions):

	December 31
	2008	2007

Affiliate guarantees	$47.6	$20.7
Asset residual value guarantees	52.1	121.7
Lease payment guarantees	63.9	68.8
Other guarantees	77.8	77.8

Total guarantees	241.4	289.0
Standby letters of credit and bonds	13.6	17.7

	$255.0	$306.7

At December 31, 2008, the maximum potential amount of guarantees under which GATX could be required to perform was $241.4 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $0.6 million. The expirations of these guarantees range from 2009 to 2017. GATX is not aware of any event that would require it to satisfy these guarantees.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized). Any liability resulting from GATX’s performance pursuant to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Asset residual value guarantees include guarantees related to assets of affiliated companies.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

Other guarantees consist of GATX’s potential contractual reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s limited reimbursement obligation is capped at approximately $77.8 million. No liability has been recorded with respect to this contractual provision as GATX believes that the likelihood of having to perform under it is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 18.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2008, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

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

Flightlease Litigation

In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly-owned subsidiary of GATX Financial Corporation (“GFC”, which merged into GATX in 2007), entered into a joint venture agreement with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly-owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, the joint venture partners entered into an agreement (the “Split Agreement”) pursuant to which the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and an affiliate of Airbus entered into a new purchase agreement for the GATX Allocated Aircraft (the “GATX Agreement”) and GFC received a credit of $77.8 million of the PDPs towards the acquisition of the aircraft. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it would pay to Airbus an amount up to $77.8 million which Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the “Reimbursement Agreement”). Under the Split Agreement, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.

On October 10, 2005, GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging that Airbus’ termination of the GFAC Agreement was wrongful and seeking restitution and damages in an unspecified amount in the “millions of dollars.” On December 7, 2005, FHG, acting by its liquidators

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties to the FHG Action entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) in October of 2006 which, among other things, provides for a standstill of claims or potential claims until the conclusion of the Airbus Action described above. The Tolling Agreement does not resolve the merits or liability for (or against) any claims nor require payment of any monetary damages by any party to another party.

On February 6, 2009, the New York Court in the Airbus Action issued an opinion that granted the FHG Liquidators’ motion for summary judgment and held that Airbus’s termination of the GFAC Agreement was a breach of the agreement. The Court has scheduled a hearing on March 11, 2009, to determine the damages owed by Airbus to GFAC.

Should GFAC ultimately succeed in recovering from Airbus those PDPs with respect to the GATX Allocated Aircraft, GATX, as a successor in interest to GFC, may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. In light of the New York Court’s February 6, 2009, decision that Airbus breached the GFAC Agreement, and depending on the results of further proceedings and appeals in the Airbus Action, the Company believes that GATX may be excused from such an obligation to make payment to Airbus. Further, the Company believes that Third Aircraft may be entitled to a portion of the damages awarded by the New York Court.

The Company believes that the likelihood of loss with respect to these matters is remote and as a result has not recorded any accrual as of December 31, 2008. While it is reasonably possible that the Company may ultimately incur a loss in these matters, at this time an estimate of the amount of such loss cannot be made.

Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.

In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly-owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (the “Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”), an indirect subsidiary of PKP. The allegedly breached condition required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (the “Kolsped Note”). In May 1999, the then current holder of the Kolsped Note, a bank (“Bank”), sued PKP under its guarantee. PKP lost the DEC Note and therefore did not use it to satisfy the guarantee, and the Bank ultimately secured a judgment against PKP in 2002. PKP also failed to notify DEC of the Bank’s lawsuit while the lawsuit was pending.

After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GATX Rail Poland intends to vigorously defend this lawsuit. However, in the interest of disposing of this matter expeditiously, PKP and DEC are currently engaged in settlement negotiations.

As of February 16, 2009, PKP claims damages in the amount of PLN 120.2 million or $31.8 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.6 million representing management’s best estimate of a probable settlement amount. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. As of February 6, 2009, there were 1,240 asbestos-related cases pending against the Company and its subsidiaries. Out of the total number of pending cases, 1,203 are Jones Act claims, most of which were filed against ASC prior to the year 2000. During 2008, ten new cases were filed, and four cases were dismissed or settled. During 2007, 18 new asbestos-related cases were filed and eight cases were dismissed or settled. During 2006, 12 new asbestos-related cases were filed and 21 cases were dismissed or settled. For this three-year period, the aggregate amount paid to settle asbestos-related cases filed against the Company and its subsidiaries was less than $75,000. In addition, demand has been made against the Company for asbestos-related claims under limited indemnities given in connection with the sale of certain former subsidiaries of the Company. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

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

Accruals and Reserves

The Company has recorded accruals totaling $17.3 million at December 31, 2008, for losses related to those litigation matters the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, it is the opinion of management that none of these matters, when ultimately resolved, will have a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material adverse effect on GATX’s consolidated financial position or liquidity. It is possible however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

Environmental — The Company’s operations are subject to extensive federal, state, local, and foreign environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at three Superfund sites for which investigation and remediation payments have yet to be determined.

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

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 16 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2008, GATX has recorded accruals of $27.3 million for remediation and restoration of all known sites. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. As of December 31, 2008, 2.1 million shares have been repurchased for $76.5 million, all of which occurred in the first quarter. The repurchased shares were recorded as treasury stock under the cost method. This stock repurchase program is inactive at the present time. In 2007, under a separate program, 6.3 million shares were acquired for $300.2 million.

During 2008, holders of the 2003 Notes converted $64.8 million of notes, of which $0.7 million was settled in cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result and no gain or loss was recognized. See Note 13 for additional information. In 2007, substantially all the holders of the 2002 Convertible Notes converted, resulting in the issuance of 1.0 million shares of GATX common stock.

In accordance with GATX’s certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2008, 65.1 million shares were issued and 48.7 million shares were outstanding.

A total of 11.2 million shares of common stock were reserved at December 31, 2008, for the following:

Shares
(In millions)

Conversion of outstanding preferred stock	0.1
Conversion of convertible notes	7.3
Incentive compensation programs	3.8
Employee service awards	*

11.2

*	Less than 0.1 million.

The reserve for incentive compensation programs consists of shares authorized and available for future issuance under the GATX Corporation 2004 Equity Incentive Compensation Plan. See Note 21 for additional information.

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2008 and 2007, 17,428 and 18,216 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2008 and 2007, the aggregated liquidation preference of both series’ of preferred stock was $1.0 million and $1.1 million, respectively.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

On August 14, 2008, the Shareholders’ Rights Plan that GATX adopted in August of 1998 expired in accordance with its terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign		Unrealized	Post-
	Currency	Unrealized	Loss on	Retirement
	Translation	Gain (Loss)	Derivative	Benefit
	Gain (Loss)	on Securities	Instruments	Plans	Total

Balance at December 31, 2005	$31.5	$0.8	$(30.3)	$(8.3)	$(6.3)
Change in component	33.0	(0.9)	7.2	(59.9)	(20.6)
Reclassification adjustments into earnings	—	(1.0)	2.2	—	1.2
Income tax effect	—	0.7	(1.2)	22.8	22.3

Balance at December 31, 2006	64.5	(0.4)	(22.1)	(45.4)	(3.4)
Change in component	70.0	0.7	(33.9)	32.4	69.0
Reclassification adjustments into earnings	—	0.3	28.9	—	29.3
Income tax effect	—	(0.4)	3.9	(12.3)	(8.7)

Balance at December 31, 2007	134.5	0.2	(23.2)	(25.3)	86.2
Change in component	(78.4)	(1.7)	6.0	(107.3)	(181.4)
Reclassification adjustments into earnings	—	0.1	(32.1)	—	(32.0)
Income tax effect	—	0.2	1.5	40.3	42.0

Balance at December 31, 2008	$56.1	$(1.2)	$(47.8)	$(92.3)	$(85.2)

NOTE 21.	Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (the “2004 Plan”). As of December 31, 2008, 3.5 million shares of common stock were authorized under the 2004 Plan and 1.9 million shares were available for future issuance. The 2004 Plan provides for the granting of nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and phantom stock awards. GATX recognizes compensation expense for these awards in SG&A over the service period of each award. For 2008, 2007 and 2006, share-based compensation expense was $9.4 million, $9.6 million and $7.7 million, respectively, and related tax benefits were $3.5 million, $3.7 million, $3.0 million, respectively. These awards are more fully described below.

Stock Option/SAR Awards

Stock options/SARs provide for the purchase of shares of common stock and may be granted for periods not longer than seven years from the date of grant (ten years for options granted prior to 2004). SARs entitle the holder to receive the difference between the market price of GATX’s common stock at the time of exercise and the exercise price, either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holders to purchase shares of GATX common stock at a specified exercise price. The exercise price for both options and SARs is equal to the average of the high and low trading prices of GATX common stock on the date of grant. Options/SARs vest and become exercisable commencing on a date no earlier than one year from the date of grant. Compensation expense for these awards is recognized over the applicable vesting period. The vesting period for 2006 grants is three years with 50% vesting after the first year, 25% after the second year and 25% after the third year. The 2007 and 2008 grants vest in 1/3 increments over three years. Dividends accrue on all stock options/SARs granted under the 2004 Plan and are paid upon vesting. Dividends continue to be paid until the options/SARs are exercised, cancelled or expire. During 2006, 2007 and 2008, only SARs were awarded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX values its stock option/SAR awards using the Black-Scholes model. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. The assumptions GATX used in valuing its option/SAR awards were: expected stock price volatility (based on the historical volatility of its stock price), the risk free interest rate (based on the treasury yield curve) and the expected life of the option/SAR (based on historical exercise patterns and post-vesting termination behavior). Additionally, because GATX’s options/SARs are dividend participating, the value of each option/SAR also reflects the present value of the dividends expected to be paid during the estimated life of the option/SAR.

The assumptions GATX used to estimate the fair value of its stock option/SAR awards and the weighted average estimated fair value were as follows:

	2008	2007	2006

Weighted average fair value of SAR/option	$12.17	$17.29	$15.82
Annual dividend	$1.08	$0.96	$0.84
Expected life of the option, in years	4.4	4.7	5.2
Risk free interest rate	2.39%	4.47%	4.77%
Dividend yield	3.00%	2.10%	2.20%
Expected stock price volatility	29.86%	31.88%	33.55%

Certain data with respect to stock options/SARs activity for the year ended December 31, 2008, were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options/SARs	Price	(Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of period	1,627	$35.09
Granted	309	36.67
Exercised	(260)	35.15		$2,549
Forfeited/Cancelled	(17)	42.11
Expired	(8)	39.49

Outstanding at end of period	1,651	35.28	3.9	3,892

Vested and Exercisable at the end of the period	1,171	33.49	3.1	3,892

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.5 million, $12.1 million and $13.7 million, respectively. The intrinsic value of a stock option is defined as the difference between its current market value and its exercise price. As of December 31, 2008, there was $3.8 million of unrecognized compensation expense related to nonvested options/SARs, which is expected to be recognized over a weighted average period of 1.8 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares and are paid upon vesting. Compensation expense is recognized for these awards over the applicable restriction period.

Performance shares may be granted to key employees to focus attention on the achievement of certain strategic objectives. The shares are converted to common stock based on the achievement of predetermined performance goals at the end of a specified performance period as determined by the Compensation Committee. Performance shares do not carry voting rights. Dividends accrue on all performance shares and are paid upon vesting. Performance shares are valued based on the closing price for GATX’s stock on the grant date. An estimate of the number of shares expected to vest as a result of actual performance against the performance criteria is made at the time of grant to determine total compensation expense to be recognized. The estimate is re-evaluated annually and total compensation expense is adjusted for any changes in the estimate, with a cumulative catch up adjustment (i.e., the cumulative effect of applying the change in estimate retrospectively) recognized in the period of change. Compensation expense is recognized for these awards over the applicable vesting period, generally three years.

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2008, there was $4.3 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.6 years.

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2008, were as follows:

		Weighted Average
	Number of Share	Grant-Date Fair
	Units Outstanding	Value

Restricted Stock:
Nonvested at beginning of the period	159,797	$40.33
Granted	65,258	36.21
Vested	(64,139)	35.53
Forfeited	(6,688)	42.41

Nonvested at end of period	154,228	40.49

Performance Shares:
Nonvested at beginning of the period	125,416	$42.08
Granted	72,550	36.29
Net decrease due to estimated performance	(25,293)	37.96
Vested	(81,366)	38.71
Forfeited	(3,204)	42.98

Nonvested at end of period	88,103	40.60

The total fair value of restricted stock and performance shares vested during the years ended December 31, 2008, 2007 and 2006, was $5.1 million, $3.2 million and $3.7 million, respectively.

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a component of their compensation for service on GATX’s Board. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2008, GATX granted 26,162 units of phantom stock and 138,873 units were outstanding as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Discontinued Operations

During 2006 and 2007, GATX completed the sale of its aircraft leasing business to Macquarie Aircraft Leasing Limited (“MALL”). The sale was completed in two stages: the sale of wholly-owned aircraft closed on November 30, 2006, and the sale of partnered aircraft closed on January 17, 2007. Separately in 2006, GATX sold 26 wholly-owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GATX’s aircraft leasing operation (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $800 million was used to retire debt and pay transaction costs. The remaining proceeds, including $229.9 million received in 2007, were primarily used to fund new investments in rail, marine and industrial assets and to repurchase GATX common stock.

The following table summarizes certain operating data for Discontinued Operations (in millions):

	Years Ended December 31
	2007	2006

Revenues	$0.6	$133.5
Loss before income taxes	$(5.7)	$(8.9)
(Loss) income from operations, net of taxes	$(0.8)	$32.1
Gain (loss) on disposal of segment, net of taxes	18.7	(70.9)

Net income (loss) from discontinued operations	$17.9	$(38.8)

In 2007, gain on disposal of segment primarily consisted of a $20.9 million reversal of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the Air sale. In 2006, loss on disposal of segment was comprised of $60.3 million ($70.9 million including tax effects) of losses realized on dispositions.

Operating results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Operating results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was zero and $16.4 million for 2007 and 2006, respectively. Interest was allocated consistent with GATX’s risk adjusted approach for continuing operations. SG&A allocated was zero and $6.1 million for 2007 and 2006, respectively. SG&A was allocated based on management’s best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

The following table summarizes the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

	2007	2006

Operating Activities
Net cash (used in) provided by operating activities	$(48.1)	$91.4
Investing Activities
Portfolio investments and capital additions	—	(94.2)
Proceeds from disposal of segment	229.9	1,307.5
Proceeds from other investing activities	—	50.0

Net cash provided by investing activities	229.9	1,263.3
Financing Activities
Net cash used in financing activities	—	(796.0)

Cash provided by discontinued operations, net	$181.8	$558.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net cash provided by discontinued operations of $181.8 million in 2007 consisted primarily of $227.1 million of proceeds received from the disposition of the Air segment, partially offset by $33.8 million of allocated federal income tax payments, with the balance relating to the payment of accrued sale liabilities and current year operating losses.

NOTE 23.	Earnings per Share

Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued or reacquired during the year, if applicable, were weighted for the portion of the year that they were outstanding. Diluted earnings per share give effect to potentially dilutive securities, including, convertible preferred stock, employee stock options, SARs, restricted stock and convertible debt.

At December 31, 2008, GATX had $41.9 million of senior unsecured notes, which were convertible into 1,690,282 common shares at a price of $24.81 per share. The conversion details are discussed in Note 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Year Ended December 31
	2008	2007	2006

Numerator:
Income from continuing operations	$196.0	$185.8	$151.4
Income (loss) from discontinued operations	—	17.9	(38.8)
Less: Dividends paid and accrued on preferred stock	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$196.0	$203.7	$112.6
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*
After-tax interest expense on convertible securities	2.4	4.5	12.7

Numerator for diluted earnings per share — income available to common shareholders	$198.4	$208.2	$125.3
Denominator:
Denominator for basic earnings per share — weighted average shares	47.6	49.9	51.0
Effect of dilutive securities:
Equity compensation plans	0.5	0.6	0.8
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	2.8	4.8	10.2

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	51.0	55.4	62.1
Basic earnings per share:
Income from continuing operations	$4.12	$3.73	$2.97
Income (loss) from discontinued operations	—	0.36	(0.76)

Total basic earnings per share	$4.12	$4.09	$2.21

Diluted earnings per share:
Income from continuing operations	$3.89	$3.44	$2.65
Income (loss) from discontinued operations	—	0.32	(0.63)

Total diluted earnings per share	$3.89	$3.76	$2.02

*	Less than $0.1 million.

NOTE 24.	Foreign Operations

GATX has a number of investments in subsidiaries and affiliated companies that are located in, or derive revenues from, various foreign countries. GATX’s foreign identifiable assets include investments in affiliated companies as well as railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX’s share of affiliates’ earnings. Revenues and identifiable assets are determined to be foreign or domestic based upon location of the customer; classification of affiliates’ earnings as foreign or domestic is made based on the office location of the affiliate.

The Company did not derive revenues in excess of 10% of consolidated revenues from continuing operations from any one foreign country for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, 11% of the Company’s identifiable assets were in Germany. At December 31, 2006, no foreign country represented more than 10% of GATX’s identifiable assets from continuing operations.

The table below presents certain GATX data for continuing operations (in millions):

	Year Ended or at December 31
	2008	2007	2006

Revenues
Foreign	$314.4	$293.3	$253.8
United States	1,038.1	959.5	899.2

	$1,352.5	$1,252.8	$1,153.0

Share of Affiliates’ Earnings
Foreign	$74.1	$70.8	$64.2
United States	16.5	22.4	11.9

	$90.6	$93.2	$76.1

Identifiable Balance Sheet Assets
Foreign	$1,774.7	$1,790.3	$1,614.6
United States	3,416.8	2,935.3	2,800.2

	$5,191,5	$4,725.6	$4,414.8

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

Rail leases tank cars, freight cars and locomotives in North America and Europe. Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.

Specialty provides leasing, asset remarketing and asset management services to the marine and industrial equipment markets. Specialty offers operating leases, direct finance leases and loans, and extends its market reach through joint venture investments.

ASC owns and operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities for a range of industrial customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, Specialty and ASC are set at 4:1, 3:1 and 1.5:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects an appropriate risk-adjusted cost of capital.

The following tables present certain segment data for the years ended December 31, 2008, 2007 and 2006 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2008 Profitability
Revenues
Lease income	$872.5	$58.6	$4.2	$—	$935.3
Marine operating revenue	—	—	267.1	—	267.1
Asset remarketing income	31.3	23.3	—	—	54.6
Other income	93.6	4.7	0.2	(3.0)	95.5

Total revenues	997.4	86.6	271.5	(3.0)	1,352.5
Share of affiliates’ earnings	17.8	72.8	—	—	90.6

Total gross income	1,015.2	159.4	271.5	(3.0)	1,443.1
Depreciation	178.4	17.1	13.2	—	208.7
Interest expense, net	118.1	19.0	9.6	0.3	147.0
Operating lease expense	143.5	2.0	—	(0.3)	145.2

Total ownership costs	440.0	38.1	22.8	—	500.9
Other operating costs	266.6	15.4	222.5	0.1	504.6

Segment profit (loss)	$308.6	$105.9	$26.2	$(3.1)	437.6
SG&A					168.0

Income from continuing operations before taxes					269.6
Income taxes					73.6

Income from continuing operations					$196.0

Selected Balance Sheet Data
Investments in affiliated companies	$149.7	$249.6	$—	$—	$399.3
Identifiable assets	$4,113.3	$649.7	$275.3	$153.2	$5,191.5
Capital Expenditures
Portfolio investments and capital additions(a)	$587.4	$163.3	$7.6	$23.0	$781.3

(a)	Rail investments include the assumption of $188.2 million of nonrecourse debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2007 Profitability
Revenues
Lease income	$839.5	$51.5	$4.2	$—	$895.2
Marine operating revenue	—	—	228.7	—	228.7
Asset remarketing income	32.2	29.2	—	—	61.4
Other income	59.7	7.0	0.1	0.7	67.5

Total revenues	931.4	87.7	233.0	0.7	1,252.8
Share of affiliates’ earnings	18.8	74.4	—	—	93.2

Total gross income	950.2	162.1	233.0	0.7	1,346.0
Depreciation	165.8	13.0	12.6	—	191.4
Interest expense, net	114.0	15.8	9.9	(11.8)	127.9
Operating lease expense	153.4	2.7	—	(0.3)	155.8

Total ownership costs	433.2	31.5	22.5	(12.1)	475.1
Other operating costs	249.7	13.1	189.8	1.0	453.6

Segment profit	$267.3	$117.5	$20.7	$11.8	417.3
SG&A					158.7

Income from continuing operations before taxes					258.6
Income taxes					72.8

Income from continuing operations					$185.8

Selected Balance Sheet Data
Investments in affiliated companies	$135.4	$182.4	$—	$—	$317.8
Identifiable assets	$3,768.2	$515.6	$292.0	$149.8	$4,725.6
Capital Expenditures
Portfolio investments and capital additions	$487.2	$141.0	$4.4	$1.4	$634.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2006 Profitability
Revenues
Lease income	$780.0	$42.0	$4.2	$—	$826.2
Marine operating revenue	—	—	205.6	—	205.6
Asset remarketing income	19.7	27.9	—	—	47.6
Other income	60.6	12.4	—	0.6	73.6

Total revenues	860.3	82.3	209.8	0.6	1,153.0
Share of affiliates’ earnings	22.7	53.4	—	—	76.1

Total gross income	883.0	135.7	209.8	0.6	1,229.1
Depreciation	146.1	7.0	10.2	—	163.3
Interest expense, net	98.6	16.9	8.1	5.6	129.2
Operating lease expense	163.0	3.9	—	(0.3)	166.6

Total ownership costs	407.7	27.8	18.3	5.3	459.1
Other operating costs	227.4	9.0	159.5	(0.1)	395.8

Segment profit (loss)	$247.9	$98.9	$32.0	$(4.6)	374.2
SG&A					146.7

Income from continuing operations before taxes					227.5
Income taxes					76.1

Income from continuing operations					$151.4

Selected Balance Sheet Data
Investments in affiliated companies	$109.7	$182.2	$—	$—	$291.9
Identifiable assets	$3,365.6	$491.9	$302.6	$254.7	$4,414.8
Capital Expenditures
Portfolio investments and capital additions	$533.6	$94.1	$127.7	$7.7	$763.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26.	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	In millions, except per share data

2008
Gross Income	$311.1	$378.3	$420.5	$333.2	$1,443.1
Income from continuing operations	$52.2	$40.9	$74.0	$28.9	$196.0
(Loss) income from discontinued operations	—	—	—	—	—

Net income	$52.2	$40.9	$74.0	$28.9	$196.0

Per Share Data:(a)
Basic:
Income from continuing operations	$1.11	$0.88	$1.52	$0.59	$4.12
(Loss) income from discontinued operations	—	—	—	—	—

Total	$1.11	$0.88	$1.52	$0.59	$4.12

Diluted:
Income from continuing operations	$1.03	$0.82	$1.46	$0.58	$3.89
(Loss) income from discontinued operations	—	—	—	—	—

Total	$1.03	$0.82	$1.46	$0.58	$3.89

2007
Gross Income	$274.9	$347.3	$379.9	$343.9	$1,346.0
Income from continuing operations	$37.0	$43.5	$63.9	$41.4	$185.8
(Loss) income from discontinued operations	(2.1)	(1.1)	21.7	(0.6)	17.9

Net income	$34.9	$42.4	$85.6	$40.8	$203.7

Per Share Data:(a)
Basic:
Income from continuing operations	$0.71	$0.86	$1.31	$0.87	$3.73
(Loss) income from discontinued operations	(0.04)	(0.03)	0.45	(0.01)	0.36

Total	$0.67	$0.83	$1.76	$0.86	$4.09

Diluted:
Income from continuing operations	$0.65	$0.79	$1.21	$0.81	$3.44
(Loss) income from discontinued operations	(0.03)	(0.02)	0.41	(0.02)	0.32

Total	$0.62	$0.77	$1.62	$0.79	$3.76

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued a report on the Company’s internal control over financial reporting. That report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation

We have audited GATX Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of GATX Corporation and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2009

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 13, 2009, which sections are incorporated herein by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation of Executive Officers” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 13, 2009, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 13, 2009, which sections are incorporated herein by reference.

Equity Compensation Plan Information (as of December 31, 2008):

	Number of Securities				Number of Securities Remaining
	to be Issued		Weighted-Average		Available for Future Issuance
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders	1,878,234	(1)	$35.28	(2)	1,880,539
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	1,878,234				1,880,539

(1)	Consists of 1,651,258 stock options outstanding, 88,103 performance shares and 138,873 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted stock or phantom stock units.

See Note 21 to the Consolidated Financial Statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 13, 2009, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 13, 2009, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	104

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
February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney February 25, 2009		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Lyons Robert C. Lyons February 25, 2009		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William M. Muckian William M. Muckian February 25, 2009		Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Anne L. Arvia		Director
James M. Denny		Director
Richard Fairbanks		Director
Deborah M. Fretz		Director
Ernst A. Häberli		Director
Mark G. McGrath		Director
Michael E. Murphy		Director
James B. Ream		Director
David S. Sutherland		Director
Casey J. Sylla		Director

By	/s/ Deborah A. Golden Deborah A. Golden February 25, 2009	Senior Vice President, General Counsel and Secretary (Attorney in Fact)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS

	Year Ended December 31
	2008	2007
	In millions

Assets
Cash and cash equivalents	$64.0	$41.6
Operating assets and facilities, net	2,075.1	1,874.9
Investment in subsidiaries	1,436.1	1,341.9
Other assets	413.4	372.5

Total Assets	$3,988,6	$3,630.9

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$83.8	$47.9
Debt	2,186.1	1,922.2
Other liabilities	594.1	511.3

Total Liabilities	2,864.0	2,481.4
Total Shareholders’ Equity	1,124.6	1,149.5

Total Liabilities and Shareholders’ Equity	$3,988.6	$3,630.9

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	In millions

Gross Income
Lease income	$506.0	$485.9	$446.2
Other income	105.3	75.6	97.6

Total Gross Income	611.3	561.5	543.8
Ownership Costs
Depreciation	108.3	100.8	87.1
Interest expense, net	76.3	57.0	58.6
Operating lease expense	96.9	99.0	110.3

Total Ownership Costs	281.5	256.8	256.0
Other Costs and Expenses
Maintenance expense	132.0	137.0	135.3
Selling, general and administrative	129.0	119.6	109.0
Other	28.2	30.3	19.9

Total Other Costs and Expenses	289.2	286.9	264.2

Income from Continuing Operations before Income Taxes and Equity in Net Income of Subsidiaries	40.6	17.8	23.6
Income Taxes	2.1	6.3	6.7

Income from Continuing Operations before Equity in Net Income of Subsidiaries	38.5	11.5	16.9
Income of Subsidiaries	157.5	174.3	134.5

Income from Continuing Operations	196.0	185.8	151.4
Income (Loss) from Discontinued Operations, Net of tax	—	17.9	(38.8)

Net Income	$196.0	$203.7	$112.6

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	In millions

Operating Activities
Net cash provided by operating activities	$193.5	$184.5	$174.0
Investing Activities
Capital additions	(465.0)	(377.7)	(532.8)
Portfolio proceeds and other	122.4	129.3	142.0
Purchases of leased in assets	—	—	(260.9)
Capital distributions from subsidiaries, net	(1.0)	199.3	437.4

Net cash used in investing activities	(343.6)	(49.1)	(214.3)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(151.0)	(154.0)	(338.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(134.2)	242.8	—
Proceeds from issuances of debt (original maturities longer than 90 days)	582.9	—	499.8
Stock repurchases	(76.5)	(300.2)	—
Employee exercises of stock options	7.4	21.9	31.3
Cash dividends	(51.7)	(47.6)	(43.4)
Other	(4.4)	(15.0)	(4.2)

Net cash provided by (used in) financing activities	172.5	(252.1)	144.7

Net increase (decrease) in cash and cash equivalents during the period	22.4	(116.7)	104.4
Cash and Cash Equivalents at beginning of period	41.6	158.3	53.9

Cash and Cash Equivalents at end of period	$64.0	$41.6	$158.3

Total Cash Distributions from Subsidiaries	$(1.0)	$391.5	$533.0

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2008	2007	2006
	In millions

Net income	$196.0	$203.7	$112.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(78.4)	70.0	33.0
Unrealized (loss) gain on securities	(1.4)	0.6	(1.2)
Unrealized (loss) gain on derivative instruments	(24.6)	(1.1)	8.2
Post retirement benefit plans	(67.0)	20.1	(2.3)

Other comprehensive (loss) income	(171.4)	89.6	37.7

Comprehensive Income	$24.6	$293.3	$150.3

The accompanying note is an integral part of these financial statements.

Note to Condensed Financial Statements

Basis of Presentation

The condensed financial statements represent the financial position and results of and cash flows from operations of GATX Corporation (“GATX” or the “Company”), the parent company. In these parent company financial statements, GATX’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method. The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

Filed with this Report:
10.27	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney.*
10.28	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, William J. Hasek, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim.*
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
Incorporated by Reference:
2.1	Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
2.2	Supplemental Agreement dated as of November 30, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.3	Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.3 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.4	Third Supplemental Agreement dated as of January 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.4 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.5	Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.5 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.6	Fifth Supplemental Agreement dated as of February 6, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.6 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.7	Sixth Supplemental Agreement dated as of May 16, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.
2.8	Seventh Supplemental Agreement dated as of May 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.

Exhibit
Number	Exhibit Description	Page

3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.3 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.
4.1	Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation’s Form S-3, file number 33-30300.
4.2	Supplemental Indenture dated as of December 18, 1991 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation’s Form S-3, file number 33-64474.
4.3	Second Supplemental Indenture dated as of January 2, 1996 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.3 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.4	Third Supplemental Indenture dated as of October 14, 1997 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.4 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.5	Indenture dated as of October 1, 1987 between General American Transportation Corporation and The Chase Manhattan Bank (National Association) is incorporated herein by reference to General American Transportation Corporation’s Form S-3, file number 33-17692.
4.6	First Supplemental Indenture dated as of May 15, 1988 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4.7	Second Supplemental Indenture dated as of March 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated March 15, 1990, file number 2-54754.
4.8	Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated June 29, 1990, file number 2-54754.
4.9	Fourth Supplemental Indenture dated as of June 15, 1996 between General American Transportation Corporation and the Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation’s Form 8-K dated January 26, 1996, file number 2-54754.
4.10	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.
4.11	Indenture dated as of August 15, 2003 between GATX Corporation, GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated November 13, 2003, file number 33-110451.
4.12	Indenture dated as of February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.12 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.
4.13	Indenture dated as of November 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to GATX’s Form 8-K dated November 3, 2008, file number 1-2328.
10.1	Amended and Restated Five Year Credit Agreement dated as of May 15, 2007 between GATX Corporation, the lenders listed therein, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to GATX’s Form 8-K dated May 16, 2007, file number 1-8319.

Exhibit
Number	Exhibit Description	Page

10.2	GATX Corporation 1995 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.*

i. Amendment of said Plan effective as of January 31, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, file number 1-2328.*

ii. Amendment of said Plan effective as of December 5, 1997 is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, file number 1-2328.*

iii. Amendment of said Plan effective as of April 24, 1998, Amendment of said Plan effective June 9, 2000, and Amendment of said Plan effective January 26, 2001, is incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328.*

iv. Amendment of said Plan effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.3	Summary of the GATX Corporation Directors’ Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996, is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.
10.4	GATX Corporation Directors’ Phantom Stock Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.31 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.
10.5	Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.32 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*
10.6	Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 14, 2008, in connection with GATX’s 2008 Annual Meeting of Shareholders, file number 1-2328.*
10.7	1984 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated September 1, 1984, as amended, is incorporated herein by reference to Exhibit 10F to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.8	1985 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated July 1, 1985, as amended, is incorporated herein by reference to Exhibit 10G to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.9	1987 Executive Deferred Income Plan Participation Agreement between GATX Corporation and participating directors and executive officers dated December 31, 1986, as amended, is incorporated herein by reference to Exhibit 10H to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 1-2328.*
10.10	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and certain participating directors and participating executive officers entered into as of January 1, 1990, is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328.*
10.11	Retirement Supplement to Executive Deferred Income Plan Participation Agreements entered into as of January 23, 1990, between GATX and certain participating directors to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 1-2328 and between GATX and certain other participating directors is incorporated herein by reference to Exhibit 10K to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 1-2328.*

Exhibit
Number	Exhibit Description	Page

10.12	Amendment to Executive Deferred Income Plan Participation Agreements between GATX and participating executive officers entered into as of April 23, 1993 is incorporated herein by reference to Exhibit 10J to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 1-2328.*
10.13	Amendment to Executive Deferred Income Plan Participation Agreements between GATX Corporation and participating directors and executive officers for Plan Years 1984, 1985 and 1987, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*
10.14	GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i. Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.15	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals that qualify the award as performance based compensation under 162(m) of the Internal Revenue Code is incorporated herein by reference to Exhibit 10C to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.16	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2004 which provide for vesting based upon achievement of performance goals is incorporated herein by reference to Exhibit 10D to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.17	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.18	Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.19	Performance Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals is incorporated by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.*
10.20	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.21	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.22	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

Exhibit
Number	Exhibit Description	Page

10.23	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 8, 2007, incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
10.24	GATX Corporation 2004 Equity Incentive Compensation Plan Restricted Common Stock Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
10.25	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i. Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.26	Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.
99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*
99.2	Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements