Form 10-Q
period 2009-03-31
GATX CORP
filed 2009-05-01
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009, 47.2 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	March 31	December 31
	2009	2008
Assets

Cash and Cash Equivalents	$70.5	$102.2
Restricted Cash	40.6	41.1

Receivables
Rent and other receivables	51.8	79.5
Finance leases	325.1	331.8
Loans	1.2	4.9
Less: allowance for possible losses	(18.9)	(18.6)

	359.2	397.6

Operating Assets and Facilities
Rail	5,202.3	5,232.3
Specialty	260.6	271.4
ASC	376.3	373.1
Less: allowance for depreciation	(1,948.3)	(1,955.2)

	3,890.9	3,921.6

Investments in Affiliated Companies	388.9	399.3
Goodwill	92.0	95.7
Other Assets	207.7	232.9

Total Assets	$5,049.8	$5,190.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$126.5	$146.6
Debt
Commercial paper and borrowings under bank credit facilities	136.5	125.1
Recourse	2,363.1	2,376.2
Nonrecourse	240.5	243.3
Capital lease obligations	60.8	64.7

	2,800.9	2,809.3

Deferred Income Taxes	714.0	710.9
Other Liabilities	338.7	399.1

Total Liabilities	3,980.1	4,065.9

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,428 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2009 and December 31, 2008, aggregate liquidation preference of $1.0 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,104,827 and 65,051,639 shares issued and 47,207,402 and 48,725,953 shares outstanding as of March 31, 2009 and December 31, 2008, respectively)	40.6	40.6
Additional paid in capital	612.5	611.7
Retained earnings	1,076.0	1,062.6
Accumulated other comprehensive loss	(124.0)	(85.2)
Treasury stock at cost (17,897,425 shares at March 31, 2009 and 16,325,686 at December 31, 2008)	(535.4)	(505.2)

Total Shareholders’ Equity	1,069.7	1,124.5

Total Liabilities and Shareholders’ Equity	$5,049.8	$5,190.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	March 31
	2009	2008
Gross Income
Lease income	$232.8	$234.8
Marine operating revenue	1.1	14.1
Asset remarketing income	14.4	20.9
Other income	14.6	19.4

Revenues	262.9	289.2
Share of affiliates’ earnings	1.5	21.9

Total Gross Income	264.4	311.1

Ownership Costs
Depreciation	51.1	48.2
Interest expense, net	41.5	36.2
Operating lease expense	33.9	38.0

Total Ownership Costs	126.5	122.4

Other Costs and Expenses
Maintenance expense	61.3	60.8
Marine operating expense	0.7	11.5
Selling, general and administrative	33.0	38.5
Other	3.4	11.2

Total Other Costs and Expenses	98.4	122.0

Income before Income Taxes	39.5	66.7
Income Taxes	11.9	14.9

Net Income	$27.6	$51.8

Per Share Data
Basic	$0.57	$1.10
Average number of common shares (in millions)	48.3	46.8

Diluted	$0.56	$1.03
Average number of common shares and common share equivalents (in millions)	50.3	51.6

Dividends declared per common share	$0.28	$0.27
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended
	March 31
	2009	2008
Operating Activities
Net income	$27.6	$51.8

Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets and securities	(4.4)	(24.0)
Depreciation	53.1	51.2
Deferred income taxes	8.9	6.1
Share of affiliates’ earnings, net of dividends	(1.1)	(11.7)
Income taxes payable	(2.5)	2.5
Operating lease payable	(50.6)	(49.4)
Other	(1.5)	6.5

Net cash provided by operating activities	29.5	33.0

Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(79.2)	(61.3)
Investments in affiliates	—	(4.5)
Other	(0.1)	(5.6)

Portfolio investments and capital additions	(79.3)	(71.4)
Purchases of leased-in assets	(2.6)	(21.7)
Portfolio proceeds	27.2	66.1
Other proceeds	32.6	8.2
Net decrease in restricted cash	0.5	3.1

Net cash used in investing activities	(21.6)	(15.7)

Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	—	342.1
Repayments of debt (original maturities longer than 90 days)	(9.4)	(11.7)
Net increase (decrease) in debt with original maturities of 90 days or less	10.3	(235.2)
Payments on capital lease obligations	(3.8)	(3.3)
Stock repurchases	(30.2)	(76.5)
Employee exercises of stock options	—	0.1
Cash dividends	(13.6)	(12.3)
Other	7.5	—

Net cash (used in) provided by financing activities	(39.2)	3.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	(0.1)

Net (decrease) increase in Cash and Cash Equivalents during the period	(31.7)	20.4
Cash and Cash Equivalents at beginning of period	102.2	104.4

Cash and Cash Equivalents at end of period	$70.5	$124.8

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Accounting Changes
     On January 1, 2009, GATX adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), for its 5% convertible notes due 2023 (“2003 Notes”). FSP APB 14-1 amends the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and requires issuers of such convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the convertible debt, classification of that component as equity, and then amortization of the resulting discount on the debt as additional interest expense over the expected term of the debt. See Note 11 for additional details.
     GATX applied the provisions of FSP APB 14-1 on a retrospective basis for all periods presented. The effects of the application on GATX’s previously issued financial statements were as follows ($ in millions, except per share amounts):

	December 31, 2008
Consolidated Balance Sheet	As Reported	As Adjusted
Other Assets	$234.0	$232.9
Total Assets	5,191.5	5,190.4
Deferred Income Taxes	711.9	710.9
Total Liabilities	4,066.9	4,065.9
Additional paid in capital	592.5	611.7
Retained Earnings	1,081.9	1,062.6
Total Shareholders’ Equity	1,124.6	1,124.5
Total Liabilities and Shareholders’ Equity	5,191.5	5,190.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2008
Consolidated Statement of Income	As Reported	As Adjusted
Interest expense, net	$35.5	$36.2
Total Ownership Costs	121.7	122.4
Income before Income Taxes	67.4	66.7
Income Taxes	15.2	14.9
Net Income	52.2	51.8
Basic Earnings per Share	1.11	1.10
Diluted Earnings per Share	1.03	1.03

	Three Months Ended March 31,
	2008
Consolidated Statement of Cash Flows	As Reported	As Adjusted
Net income	$52.2	$51.8
Deferred income taxes	6.4	6.1
Other	5.8	6.5
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at the acquisition date, measured at their fair values as of that date; the immediate expense recognition of transaction costs; and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) became effective for GATX as of January 1, 2009 and had no impact on its consolidated financial position, results of operations or cash flows.
     GATX adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), as of January 1, 2009. SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. GATX does not consolidate any partially owned subsidiaries and therefore the application of this standard had no impact on its consolidated financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about a company’s use of derivative instruments, its applicable accounting policies related to derivatives, and the effect of those derivatives on its financial position, results of operations and cash flows. GATX adopted the provisions of SFAS 161 as of January 1, 2009. The application of SFAS 161 had no impact on GATX’s financial position, results of operations or cash flows. See Note 4 for additional details.
New Accounting Pronouncements
     In April 2009, the FASB issued three FASB Staff Positions (“FSP”), (collectively the “FSPs”) that provide additional guidance and require enhanced disclosures regarding certain fair value measurements. FSP FAS No. 157-4, Determining Fair Value when the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides guidance for determining fair values when markets become inactive and for identifying distressed transactions. FSP FAS No. 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP FAS 115-2”), amends the guidance for determining whether debt securities are other-than-temporarily impaired and requires enhanced presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), requires disclosures about the fair values of financial instruments in interim and annual financial statements. The FSPs are effective for interim and annual reporting periods ending after June 15, 2009. GATX expects to apply the provisions of the FSPs for the period ending June 30, 2009, and does not expect their application to have a material impact to its consolidated financial position, results of operations or cash flows.

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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended
	March 31
	2009	2008
Revenues	$165.3	$159.3
Pre-tax (loss) income reported by affiliates	(1.9)	45.3
NOTE 4. Fair Value Disclosure
     At March 31, 2009, the fair values of GATX’s financial instruments, which are remeasured on a recurring basis, are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative contracts (a)	$17.3	—	$17.3	—
Warrants and foreign exchange rate derivative contracts (b)	$2.1	—	$2.1	—
Available for sale equity securities	$2.6	$2.6	—	—

Liabilities
Interest rate derivative contracts (a)	$24.3	—	$24.3	—

(a)	Designated as hedges

(b)	Not designated as hedges
Derivative instruments
     GATX enters into derivative transactions for purposes of hedging specific financial exposures, primarily movements in foreign currency exchange rates and changes in benchmark interest rates. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are held for investment purposes and are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though GATX believes they are effective economic hedges. For the three months ended March 31, 2009 and 2008, amounts recognized in earnings for derivatives that did not qualify as accounting hedges were immaterial.
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in earnings as interest expense. As of March 31, 2009, maturities for fair value hedges range from 2009-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of March 31, 2009, maturities for qualifying cash flow hedges ranged from 2009-2015. Within the next 12 months, GATX expects to reclassify $2.8 million ($1.7 million after tax) of net losses on cash flow hedges from accumulated other comprehensive loss to earnings as interest expense related to the hedged risks affect earnings. Changes in the fair value of the ineffective portion of cash flow hedges are immediately recognized in earnings. For the three months ended March 31, 2009 and 2008, amounts recognized in earnings for ineffectiveness were immaterial.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     As of March 31, 2009, GATX had 22 derivative instruments outstanding with an aggregate notional amount of $553 million. The income statement impacts of these instruments for the three months ended March 31 were as follows (in millions):

Interest Rate		March 31
Contract Designation	Location of Gain (Loss) Recognized	2009
Fair value hedges (a)	Interest expense	$(2.2)
Cash flow hedges	Amount recognized in other comprehensive income (effective portion)	$5.1
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	$(1.1)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	$(0.2)

(a)	Offsetting the loss in interest expense was a gain relating to the fair value adjustment to the hedged item.
     GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on derivative instruments in net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2009, was $24.3 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
     See Note 3 of GATX’s Annual Report on Form 10-K for the year ended December 31, 2008, for GATX’s accounting policy with respect to derivatives.
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	March 31	December 31
	2009	2008
Affiliate guarantees	$46.8	$47.6
Asset residual value guarantees	48.1	52.1
Lease payment guarantees	63.5	63.9
Other	77.8	77.8

Total guarantees (a)	236.2	241.4
Standby letters of credit and bonds	13.3	13.6

	$249.5	$255.0

(a)	At March 31, 2009, the recorded value of GATX’s guarantees was a liability of $8.8 million. The expirations of these guarantees range from 2009 to 2019.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     Other consists of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd. (“GFAC”), a joint venture partially owned by GATX, in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s potential reimbursement obligation is capped at $77.8 million. No liability has been recorded with respect to this potential reimbursement as GATX believes that the likelihood of any required payment is remote.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At March 31, 2009, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.
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
     At March 31, 2009, the carrying amount and maximum exposure to loss with respect to GATX’s VIEs was as follows (in millions):

	Net	Maximum
	Carrying	Exposure
	Amount	to Loss
Investments in affiliates (a)	$27.0	$43.8
Leveraged leases	83.1	83.1

Total	$110.1	$126.9

(a)	The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Comprehensive Income
     The components of comprehensive (loss) income for the three months ended March 31 were as follows (in millions):

	2009	2008
Net income	$27.6	$51.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(35.2)	32.4
Unrealized (loss) gain on securities	(0.5)	0.3
Unrealized loss on derivative instruments	(3.2)	(10.9)
Post retirement benefit plans	0.1	0.1

Comprehensive (Loss) Income	$(11.2)	$73.7

NOTE 8. Share-Based Compensation
     In the first quarter of 2009, GATX granted 393,700 stock appreciation rights (“SARs”), 84,280 restricted stock units, 91,570 performance shares, and 10,673 phantom stock units. For the three months ended March 31, 2009 and 2008, total share-based compensation expense was $1.8 million ($1.1 million after tax) and $2.3 million ($1.4 million after tax), respectively.
     The weighted average estimated fair value of GATX’s 2009 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2009 SAR grant is three years, with 1/3 vesting after each year.

2009
Weighted average fair value of SAR award	$7.35
Annual dividend	$1.12
Expected life of the option, in years	4.3
Risk free interest rate	1.72%
Dividend yield	6.6%
Expected stock price volatility	35.98%
NOTE 9. Income Taxes
     GATX’s effective tax rate was 30% for the three months ended March 31, 2009, compared to 22% for the three months ended March 31, 2008. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. In the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first three months of 2009 and 2008 was 36% and 33% respectively.
     As of March 31, 2009, GATX’s gross liability for unrecognized tax benefits totaled $53.5 million, which, if fully recognized, would decrease income tax expense by $36.3 million ($34.2 million net of federal tax).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended March 31, 2009 and 2008, were as follows (in millions):

			2009 Retiree	2008 Retiree
	2009 Pension	2008 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.2	$—	$—
Interest cost	5.9	5.9	0.7	0.8
Expected return on plan assets	(7.6)	(8.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.2)	—	—
Unrecognized net loss (gain)	0.7	0.3	(0.1)	0.1

Net costs (a)	$(0.1)	$(0.8)	$0.6	$0.9

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2009, may differ from these estimates.
NOTE 11. Convertible Debt
     In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023 (the “2003 Notes”). The 2003 Notes are contingently convertible into GATX common stock upon the resolution of any of five contingencies, as described in Note 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In accordance with FSP APB 14-1, at the time of issuance, GATX separated the convertible notes into liability and equity components based on the fair value of the liability component. The resulting debt discount was amortized over five years and was fully amortized by August 2008. For the three months ended March 31, 2008, $1.9 million of interest expense was recorded, resulting in an effective interest rate of approximately 7.3%.
     The following table sets forth certain information relating to the 2003 Notes as of:

	March 31	December 31
	2009	2008
Principal balance (in millions)	$41.9	$41.9
Carrying amount of equity component (in millions)	$4.3	$4.3
GATX common stock price	$20.23	$30.97
Conversion price	$24.81	$24.81

Potential number of shares issued upon conversion (in millions)	1.7	1.7
NOTE 12. Capital Structure and Earnings per Share
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program. As of March 31, 2009, 3.8 million shares have been repurchased for $106.7 million. The repurchased shares were recorded as treasury stock under the cost method.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended
	March 31
	2009	2008
Numerator:
Net income	$27.6	$51.8
Less: Dividends paid and accrued on preferred stock	*	*

Numerator for basic earnings per share — income available to common shareholders	$27.6	$51.8
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*
After-tax interest expense on convertible securities	0.3	1.3

Numerator for diluted earnings per share — income available to common shareholders	$27.9	$53.1
Denominator:
Denominator for basic earnings per share — weighted average shares	48.3	46.8
Effect of dilutive securities:
Equity compensation plans	0.2	0.4
Convertible preferred stock	0.1	0.1
Convertible securities	1.7	4.3

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	50.3	51.6

Basic earnings per share	$0.57	$1.10

Diluted earnings per share	$0.56	$1.03

*	Less than $0.1 million.
NOTE 13. Legal Proceedings and Other Contingencies
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely. For a discussion of these matters, please refer to Part I, Item 3, Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Except as noted below, there have been no material changes or developments in these matters.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
alleging that Airbus’ termination of the GFAC Agreement was wrongful and seeking restitution and damages in an unspecified amount in the “millions of dollars.” On December 7, 2005, FHG, acting by its liquidators (the “FHG Liquidators”), filed a motion to intervene and an accompanying complaint, which was granted on February 16, 2006 (the “Airbus Action”).
     On October 14, 2005, the FHG Liquidators filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GFAC, against GFC, Third Aircraft, and Mr. James H. Morris and Mr. Alan M. Reinke, then officers of a division of GFC (the “FHG Action”). The complaint alleged that Messrs. Morris and Reinke, as directors of GFAC, breached their fiduciary duties and that GFC and Third Aircraft knowingly assisted such breaches, thereby depriving GFAC of assets. The complaint seeks damages in an amount including, but not necessarily limited to, approximately $227.6 million. In certain specified circumstances, Messrs. Morris and Reinke are indemnified against losses they suffer or incur as a result of their service as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke.
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
     On February 6, 2009, the New York Court in the Airbus Action issued an opinion that granted the FHG Liquidators’ motion for summary judgment on liability, holding that Airbus’s termination of the GFAC Agreement was a breach of the agreement. Airbus subsequently filed a motion for reconsideration of the Court’s summary judgment ruling on liability, and the FHG Liquidators filed a motion for entry of judgment on damages for the full amount of the PDPs paid by GFAC plus interest. The Court has not yet issued a ruling on these cross motions.
     Should GFAC ultimately succeed in recovering from Airbus those PDPs with respect to the GATX Allocated Aircraft, Airbus may attempt to seek from GATX, as a successor in interest to GFC, payment under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. In light of the New York Court’s February 6, 2009, decision that Airbus breached the GFAC Agreement and other relevant facts, the Company believes that it does not have an obligation to make such a payment to Airbus under the Reimbursement Agreement. Further, the Company believes that its subsidiary, Third Aircraft, may be entitled to an appropriate portion of any ultimate recovery by the joint venture.
     The Company believes that the likelihood of loss with respect to these matters is remote and as a result has not recorded any accrual as of March 31, 2009. While it is reasonably possible that the Company may ultimately incur a loss in these matters, at this time an estimate of the amount of such loss cannot be made.
NOTE 14. Financial Data of Business Segments
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and other costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Other costs include maintenance costs, marine operating costs, asset impairment charges and other costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.
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
     The following tables present certain segment data for the three months ended March 31, 2009 and 2008 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended March 31, 2009
Profitability
Revenues	$234.4	$26.1	$2.2	$0.2	$262.9
Share of affiliates’ earnings	(8.9)	10.4	—	—	1.5

Total gross income	225.5	36.5	2.2	0.2	264.4
Ownership costs	113.4	11.1	2.2	(0.2)	126.5
Other costs and expenses	69.0	2.4	(4.8)	(1.2)	65.4

Segment profit	$43.1	$23.0	$4.8	$1.6	$72.5
SG&A					33.0

Income before income taxes					$39.5
Capital Expenditures
Portfolio investments and capital additions	$70.5	$4.2	$3.2	$1.4	$79.3
Selected Balance Sheet Data at March 31, 2009
Investments in affiliated companies	$130.5	$258.4	$—	$—	$388.9
Identifiable assets	$4,044.7	$636.8	$267.0	$101.3	$5,049.8

Three Months Ended March 31, 2008
Profitability
Revenues	$248.0	$25.8	$15.2	$0.2	$289.2
Share of affiliates’ earnings	5.5	16.4	—	—	21.9

Total gross income	253.5	42.2	15.2	0.2	311.1
Ownership costs	111.9	8.6	2.4	(0.5)	122.4
Other costs and expenses	67.8	3.6	12.1	—	83.5

Segment profit	$73.8	$30.0	$0.7	$0.7	$105.2
SG&A					38.5

Income before income taxes					$66.7
Capital Expenditures
Portfolio investments and capital additions	$54.5	$6.7	$3.3	$6.9	$71.4
Selected Balance Sheet Data at December 31, 2008
Investments in affiliated companies	$149.7	$249.6	$—	$—	$399.3
Identifiable assets	$4,113.3	$649.7	$275.3	$152.1	$5,190.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), which contains the Company’s consolidated financial statements for the year ended December 31, 2008.

DISCUSSION OF OPERATING RESULTS
     Net income was $27.6 million or $.56 per diluted share for the first three months of 2009 compared to net income of $51.8 million or $1.03 per diluted share in the first quarter of 2008. The 2009 first quarter results include an after-tax unrealized loss of $11.6 million, representing the change in the fair value of certain interest rate swaps at GATX’s AAE Cargo affiliate, and the 2008 first quarter results include a $6.8 million after tax benefit from the reversal of tax reserves. Results for 2008 have been restated to reflect the adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 2 to the consolidated financial statements for further information.
     Total investment volume was $79.3 million for the first three months of 2009 compared to $71.4 million for the first three months of 2008.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended
	March 31
	2009	2008
Gross Income
Rail	$225.5	$253.5
Specialty	36.5	42.2
ASC	2.2	15.2

Total segment gross income	264.2	310.9
Other income	0.2	0.2

Consolidated Gross Income	264.4	311.1

Segment Profit
Rail	43.1	73.8
Specialty	23.0	30.0
ASC	4.8	0.7

Total Segment Profit	70.9	104.5
Less:
Selling, general and administrative expenses	33.0	38.5
Unallocated interest expense, net	(0.1)	(0.4)
Other income and expense, including eliminations	(1.5)	(0.3)
Income taxes	11.9	14.9

Net Income	$27.6	$51.8

Basic earnings per share	$0.57	$1.10
Diluted earnings per share	$0.56	$1.03
Return on Equity
     GATX’s return on equity (“ROE”) is based on net income and is shown for the trailing twelve months ended March 31:

	2009	2008
ROE	15.5%	17.8%

Segment Operations
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments as well as ownership and other costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Other costs include maintenance costs, marine operating costs, asset impairment charges and other costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.
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
Rail
Segment Summary
     In the current quarter, economic weakness in North America negatively impacted lease pricing and demand for railcars. After holding steady throughout 2008, North American fleet utilization decreased to 96.5% compared to 97.9% at the end of 2008. Lease end returns and returns related to customer bankruptcy filings contributed equally to this reduction. In addition, average lease renewal pricing on cars in the GATX Lease Price Index (the “LPI”) (see definition below) decreased 5.5% over the average expiring lease rates, compared to increases of 3.3% for the fourth quarter of 2008 and 11.6% for the first quarter of 2008. Lease terms on renewals for cars in the LPI averaged 45 months in the first quarter of 2009, compared to 65 months for the fourth quarter of 2008 and 65 months in the first quarter of 2008. In Europe, economic weakness is also having a negative impact on operations. Rail’s wholly-owned tank car fleet is performing relatively well due to a high concentration of cars deployed in the more stable petroleum market. Fleet utilization decreased modestly to 96.5% from 97.1% at the end of 2008 and customers renewed a majority of leases that expired in the first quarter of 2009. However, Rail’s AAE Cargo affiliate is experiencing substantial market pressure due to its concentration in freight cars, particularly intermodal cars. During the first three months of 2009, Rail’s investments, which consisted primarily of new railcars acquired pursuant to existing commitments, were $70.5 million compared to $54.5 million in 2008.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2009	2008
Gross Income
Lease income	$216.5	$219.5
Asset remarketing income	4.7	11.0
Other income	13.2	17.5

Revenues	234.4	248.0
Affiliate earnings	(8.9)	5.5

	225.5	253.5

Ownership Costs
Depreciation	46.2	44.2
Interest expense, net	33.6	30.1
Operating lease expense	33.6	37.6

	113.4	111.9

Other Costs and Expenses
Maintenance expense	61.2	60.2
Other	7.8	7.6

	69.0	67.8

Segment profit	$43.1	$73.8

Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended
	March 31
	2009	2008

North America	$175.6	$172.6
Europe	32.8	38.3
Locomotives	8.1	8.6

	$216.5	$219.5

GATX Lease Price Index
     The LPI is an internally generated business indicator that measures general lease rate pricing on renewals within Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar asset types that GATX believes to be representative of its overall North American fleet. The LPI measures the percentage change between the weighted average expiring lease rate and the weighted average renewal lease rate. Average renewal term reflects the weighted average renewal lease term in months.
     The following table sets forth certain metrics for railcars in the LPI:

	Three Months Ended
	March 31
	2009	2008

Average Renewal Lease Rate Change	(5.5)%	11.6%
Average Renewal Term (months)	45	65
Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s wholly-owned North American railcars:

	Three Months Ended
	March 31
	2009	2008

Beginning balance	112,976	112,445
Cars added	354	725
Cars scrapped or sold	(1,004)	(2,416)

Ending balance	112,326	110,754
Utilization rate at quarter end	96.5%	98.1%
     The following table summarizes fleet activity for Rail’s wholly-owned European railcars:

	Three Months Ended
	March 31
	2009	2008

Beginning balance	19,724	19,435
Cars added	190	56
Cars scrapped or sold	(28)	(8)

Ending balance	19,886	19,483
Utilization rate at quarter end	96.5%	97.5%
Comparison of the First Three Months of 2009 to the First Three Months of 2008
Segment Profit
     Rail’s segment profit for the first three months of 2009 was significantly impacted by a $14.3 million unrealized loss representing the change in the fair value of certain interest rate swaps at its AAE Cargo affiliate. Excluding the unrealized loss, Rail’s segment profit decreased $16.4 million from 2008, primarily due to lower asset remarketing income and scrapping gains.

Gross Income
     Lease income in North America increased $3.0 million, primarily the result of an average of over 1,000 more cars on lease, largely due to the Allco fleet acquisition completed at the end of 2008. In Europe, lease income decreased $5.5 million due to weaker foreign exchange rates, partially offset by an average of over 220 more cars on lease. Asset remarketing income decreased $6.3 million as the current year included a $4.0 million residual sharing fee while the prior year included the disposition of nearly 1,400 railcars. Other income was lower in 2009 primarily due to lower scrap income. Affiliate earnings in 2009 were lower due to the $14.3 million unrealized loss at AAE. Excluding the unrealized loss, 2009 affiliate earnings were comparable to 2008. However, pressures in the European freight car market are intense, particularly in intermodal cars where AAE has substantial exposure. It is likely that AAE’s operating performance will be under increasing stress as 2009 progresses.
     AAE holds multiple derivative instruments to hedge interest rate risk associated with forecasted floating rate debt issuances related to future new car orders. These instruments do not qualify for hedge accounting based on their applicable terms and as a result, changes in their fair values are recognized currently in income. The unrealized loss recognized in 2009 was primarily driven by the significant decline in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.
Ownership Costs
     Ownership costs for the first three months of 2009 increased $1.5 million, primarily due to interest associated with investment volume of $603.4 million over the last 12 months. The mix of ownership costs was impacted by the purchase of $70.1 million of previously leased in assets in 2008.
Other Costs and Expenses
     Maintenance expenses for the first three months of 2009 increased $1.0 million, primarily the result of higher car volumes and increased repairs performed by railroads, partially offset by the effect of foreign exchange rates. In North America, maintenance costs were $4.8 million higher largely due to an increase in the number of wheelset replacements performed by railroads and higher car volumes. In Europe, maintenance costs decreased $3.8 million primarily due to weakening foreign currencies.
Specialty
Segment Summary
     Specialty’s total asset base, including off balance sheet assets, was $641.3 million at March 31, 2009, compared to $654.4 million at December 31, 2008, and $521.5 million at March 31, 2008. Capital market volatility continues to create investment uncertainty for Specialty’s industrial equipment customers, which has resulted in limited investment opportunities in 2009. Specialty continues to pursue investment opportunities; however, realization of these opportunities will be dependent on a number of factors, including market conditions and expected returns.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months
	Ended March 31
	2009	2008
Gross Income
Lease income	$15.3	$14.2
Asset remarketing income	9.7	9.9
Other income	1.1	1.7

Revenues	26.1	25.8
Affiliate earnings	10.4	16.4

	36.5	42.2

Ownership Costs
Depreciation	4.9	4.0
Interest expense, net	5.8	4.1
Operating lease expense	0.4	0.5

	11.1	8.6
Other Costs and Expenses	2.4	3.6

Segment profit	$23.0	$30.0

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	March 31
	2009	2008
Net book value of owned assets (a)	$641.3	$521.5
Net book value of managed portfolio	274.1	361.2

(a)	Includes off balance sheet assets
Comparison of the First Three Months of 2009 to the First Three Months of 2008
Segment Profit
     Specialty’s segment profit for the first three months of 2009 was $7.0 million lower than the prior year, primarily due to lower marine affiliate earnings.
Gross Income
     Lease income was $1.1 million higher than the prior year, primarily due to income from investments in operating lease assets made in 2008. Share of affiliate earnings decreased $6.0 million from the prior year, primarily due lower charter rates achieved by marine vessels as a result of the slowdown in the global economy.
Ownership Costs
     Ownership costs were $2.5 million higher than the prior year, primarily due to an increase in interest and depreciation expense related to operating lease assets acquired in 2008.
Other Costs and Expenses
     The decrease in other costs and expenses in 2009 was primarily due to a $0.7 million favorable difference in the fair value adjustment for warrants and lower costs for pooled barges.

ASC
Segment Summary
     The Great Lakes transportation market is severely depressed, primarily due to the downturn in the steel industry. In response, ASC’s customers have significantly reduced anticipated freight volume requirements for 2009. As a result, ASC will actively manage the fleet and deploy vessels to efficiently meet customer requirements.
     ASC’s fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes. In the first three months of 2008, ASC carried 2.2 million net tons of freight, largely due to prior year volume requirements completed in January. In 2009, ASC carried only 0.2 million net tons, reflective of market conditions.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months
	Ended March 31
	2009	2008
Gross Income
Marine operating revenues	$1.1	$14.1
Lease income	1.0	1.1
Other income	0.1	—

	2.2	15.2

Ownership Costs
Interest expense, net	2.2	2.4

	2.2	2.4

Other Costs and Expenses
Maintenance expense	0.1	0.6
Marine operating expense	0.7	11.5
Other	(5.6)	—

	(4.8)	12.1

Segment profit	$4.8	$0.7

Comparison of the First Three Months of 2009 to the First Three Months of 2008
Segment Profit
     ASC’s segment profit of $4.8 million was $4.1 million higher than prior year. The favorable variance was primarily due to receipt of a litigation settlement, partially offset by lower income due to significantly lower freight volume in 2009.
Gross Income
     Gross income for the first three months of 2009 decreased $13.0 million from the prior year. The decrease was primarily due to significantly lower freight volume in 2009 compared to 2008.
Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Other costs and expenses for the first three months of 2009 decreased $16.9 million from the prior year. The variance was primarily due to substantially reduced shipping activity in 2009 compared to 2008 and the receipt of a $5.6 million litigation settlement.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”), miscellaneous income and expense not directly associated with the reporting segments, and eliminations.

     Components of Other are outlined below (in millions):

	Three Months
	Ended March 31
	2009	2008
Selling, general and administrative expenses	$33.0	$38.5
Unallocated interest expense, net	(0.1)	(0.4)
Other income and expense, including eliminations	(1.5)	(0.3)
Income taxes	11.9	14.9
SG&A, Unallocated Interest and Other
     SG&A was $5.5 million lower than the prior year, primarily due to lower compensation expense and weaker foreign exchange rates. Unallocated interest expense is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets. Unallocated interest expense in 2009 was comparable to the prior year. Other income and expense in 2009 was $1.2 million favorable to the prior year, primarily due to a reduction of a non-income tax accrual.
Income Taxes
     GATX’s effective tax rate was 30% for the three months ended March 31, 2009, compared to 22% for the three months ended March 31, 2008. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Additionally, in the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefits from both years, GATX’s effective tax rate was for the first three months of 2009 and 2008 was 36% and 33% respectively.
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
     Net cash provided by operating activities for the first three months of 2009 was $29.5 million, a decrease of $3.5 million from the prior year. The decrease was primarily due to changes in working capital. Cash flow tends to be lower in the first quarter relative to subsequent quarters due to the timing of certain payments.
     Portfolio investments and capital additions for the first three months of 2009 totaled $79.3 million, an increase of $7.9 million from the prior year. Rail investments in 2009 were $70.5 million, while Specialty investments were $4.2 million. The timing of investments is dependent on transaction opportunities and market conditions.
     Portfolio proceeds totaled $27.2 million for the first three months of 2009, a decrease of $38.9 million from the prior year. The decrease was primarily due to lower asset remarketing proceeds.
     Other proceeds of $32.6 million for the first three months of 2009 consisted of $27.3 million received from the partial liquidation of a money market fund investment and $5.3 million from the scrapping of railcars. Other proceeds for the first three months of 2008 consisted of $8.2 million from the scrapping of railcars.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Debt repayments for the first three months of 2009 were $9.4 million, consisting of scheduled principal payments.
     In the first three months of 2009, 1.7 million shares of GATX common stock were repurchased for $30.2 million. In the first three months of 2008, 2.1 million shares were repurchased for $76.5 million. These purchases were made under the Company’s $200 million share repurchase program and as of March 31, 2009, $93.4 million of authorization remains.

     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of March 31, 2009, availability under the facility was $422.5 million, with $115.2 million of commercial paper issued and $12.3 million of letters of credit issued, both backed by the facility. GATX also has a $100 million, 364-day, unsecured revolving credit facility, which matures on January 8, 2010, and remains fully available.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The $100 million facility and certain of GATX’s other bank term loans have the same covenants as the $550 million facility. The indentures for GATX’s public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties and dividends it may distribute. Some of the indentures also contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of March 31, 2009, GATX was in compliance with all covenants and conditions of its credit facilities, bank term loans, public debt indentures and European subsidiary loan agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2009, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. GATX’s rating outlook from both agencies was stable.
     The capital markets continue to exhibit significant volatility, however, GATX continues to access the credit markets through term debt and commercial paper issuances, Subsequent to March 31, 2009, GATX issued $300 million of five-year unsecured notes with a yield to investors of 9.0%. Proceeds will be used to meet certain existing debt obligations and for general working capital purposes.
     At March 31, 2009, GATX’s unconditional obligations of $322.7 million were as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011		2012		2013		Thereafter
Unconditional purchase obligations (a)	$261.7	$219.4	$42.3		$—		$—		$—		$—
Loan from affiliate	61.0	54.7	6.3		—		—		—		—

	$322.7	$274.1	$48.6	$		$		$		$

(a)	Primarily contractual railcar commitments.
Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the three months ended March 31, 2009; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a summary of GATX’s policies.
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

GLOSSARY OF KEY TERMS
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.
     Reconciliation of non-GAAP financial information (in millions):

	March 31
	2009	2008
Consolidated On Balance Sheet Assets	$5,049.8	$4,794.9
Off Balance Sheet Assets	992.4	1,171.6

Total On and Off Balance Sheet Assets	$6,042.2	$5,966.5

Shareholders’ Equity	$1,069.7	$1,136.0
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2008, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 13 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
     Since December 31, 2008, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following is a summary of stock repurchases for the quarter ended March 31, 2009. On January 23, 2008, GATX’s Board of Directors authorized a $200 million share repurchase program.
Issuer Purchases of Equity Securities

(d)
Maximum Number
(or Approximate
			(c)	Dollar Value) of
			Total Number of Shares	Shares that May Yet
	(a)	(b)	Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	the Plans or
Total	Shares Purchased	Paid per Share(1)	Plans or Programs	Programs (1)
March 1-31, 2009	1,712,639	$17.59	1,712,639	$93.4 million

(1)	Does not include commissions paid to repurchase shares.
Item 4. Submission of Matters to a Vote of Security Holders
(a) GATX’s Annual Meeting of Stockholders was held on April 24, 2009.
(b) Matters voted upon at the meeting were:

	Number of Shares Voted
	For	Withheld
1. Election of Directors
Anne L. Arvia	46,190,428	397,771
Richard Fairbanks	43,983,834	2,604,365
Deborah M. Fretz	45,488,389	1,099,810
Ernst A. Häberli	45,470,940	1,117,259
Brian A. Kenney	43,757,500	2,830,699
Mark G. McGrath	45,488,586	1,099,613
James B. Ream	45,492,615	1,095,584
David S. Sutherland	45,497,895	1,090,304
Casey J. Sylla	45,481,728	1,106,471

2. Approval of the “performance-based” compensation provisions of the GATX	44,617,644	For
Corporation 2004 Equity Incentive Compensation Plan to comply with the	1,814,412	Against
requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended	156,143	Abstentions

3. Ratification of appointment of Ernst & Young LLP as	44,964,312	For
independent registered public accounting firm for 2009	1,568,335	Against
	55,552	Abstentions
     There were no broker non-votes with respect to the election of the directors, the approval of the “performance based” compensation provisions of the 2004 Equity Incentive Compensation Plan, or the ratification of the appointment of independent auditors.

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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 1, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
Filed with this Report:

10.2	Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2009

10.3	Form of GATX Corporation Performance Share Agreement for grants to executive officers on or after January 1, 2009

10.4	Form of GATX Corporation Restricted Common Stock Agreement for grants to executive officers on or after January 1, 2009

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

Incorporated by Reference:

10.1	Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328