Form 10-Q
period 2009-06-30
GATX CORP
filed 2009-07-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, 46.0 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	June 30	December 31
	2009	2008
Assets

Cash and Cash Equivalents	$35.3	$102.2
Restricted Cash	37.1	41.1

Receivables
Rent and other receivables	68.4	79.5
Finance leases	300.7	331.8
Loans	1.2	4.9
Less: allowance for possible losses	(13.9)	(18.6)

	356.4	397.6

Operating Assets and Facilities
Rail	5,314.4	5,232.3
Specialty	258.8	271.4
ASC	379.6	373.1
Less: allowance for depreciation	(1,967.8)	(1,955.2)

	3,985.0	3,921.6

Investments in Affiliated Companies	380.2	399.3
Goodwill	96.1	95.7
Other Assets	201.1	232.9

Total Assets	$5,091.2	$5,190.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$121.1	$146.6
Debt
Commercial paper and borrowings under bank credit facilities	233.9	125.1
Recourse	2,321.8	2,376.2
Nonrecourse	238.8	243.3
Capital lease obligations	59.2	64.7

	2,853.7	2,809.3

Deferred Income Taxes	716.9	710.9
Other Liabilities	329.7	399.1

Total Liabilities	4,021.4	4,065.9

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,168 and 17,428 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2009 and December 31, 2008, respectively, aggregate liquidation preference of $1.0 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,148,195 and 65,051,639 shares issued and 46,024,809 and 48,725,953 shares outstanding as of June 30, 2009 and December 31, 2008, respectively)	40.6	40.6
Additional paid in capital	613.8	611.7
Retained earnings	1,075.4	1,062.6
Accumulated other comprehensive loss	(99.7)	(85.2)
Treasury stock at cost (19,123,386 shares at June 30, 2009 and 16,325,686 at December 31, 2008)	(560.3)	(505.2)

Total Shareholders’ Equity	1,069.8	1,124.5

Total Liabilities and Shareholders’ Equity	$5,091.2	$5,190.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gross Income
Lease income	$223.1	$235.0	$455.9	$469.8
Marine operating revenue	38.3	88.2	39.4	102.3
Asset remarketing income	7.1	9.2	21.5	30.1
Other income	13.7	26.8	28.3	46.2

Revenues	282.2	359.2	545.1	648.4
Share of affiliates’ earnings	5.9	19.1	7.4	41.0

Total Gross Income	288.1	378.3	552.5	689.4

Ownership Costs
Depreciation	55.4	53.9	106.5	102.1
Interest expense, net	43.2	35.6	84.7	71.8
Operating lease expense	33.6	37.7	67.5	75.7

Total Ownership Costs	132.2	127.2	258.7	249.6

Other Costs and Expenses
Maintenance expense	68.2	67.7	129.5	128.5
Marine operating expense	24.5	68.4	25.2	79.9
Selling, general and administrative	34.1	42.5	67.1	81.0
Other	9.4	12.0	12.8	23.2

Total Other Costs and Expenses	136.2	190.6	234.6	312.6

Income before Income Taxes	19.7	60.5	59.2	127.2
Income Taxes	7.0	20.3	18.9	35.2

Net Income	$12.7	$40.2	$40.3	$92.0

Per Share Data
Basic	$0.27	$0.87	$0.85	$1.97
Average number of common shares (in millions)	46.2	46.4	47.3	46.7

Diluted	0.27	0.82	0.83	1.84
Average number of common shares and common share equivalents (in millions)	48.3	50.6	49.3	51.2

Dividends declared per common share	$0.28	$0.27	$0.56	$0.54
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	June 30
	2009	2008
Operating Activities
Net income	$40.3	$92.0

Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets and securities	(11.4)	(36.6)
Depreciation	111.0	107.3
Asset impairment charges	5.7	2.2
Deferred income taxes	7.3	21.8
Share of affiliates’ earnings, net of dividends	(1.0)	(12.3)
Change in income taxes payable	0.3	2.7
Change in accrued operating lease expense	(32.8)	(28.4)
Other	(33.4)	(48.5)

Net cash provided by operating activities	86.0	100.2

Investing Activities
Additions to operating assets and facilities	(186.9)	(155.5)
Investments in affiliates	(3.3)	(55.3)
Other	(0.2)	(5.8)

Portfolio investments and capital additions	(190.4)	(216.6)
Purchases of leased-in assets	(2.6)	(21.7)
Portfolio proceeds	37.8	85.0
Other proceeds	42.9	20.5
Net decrease in restricted cash	4.0	5.4

Net cash used in investing activities	(108.3)	(127.4)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	337.9	339.8
Repayments of debt (original maturities longer than 90 days)	(404.5)	(18.5)
Net increase (decrease) in debt with original maturities of 90 days or less	108.5	(230.2)
Payments on capital lease obligations	(5.4)	(4.6)
Stock repurchases	(55.1)	(76.5)
Employee exercises of stock options	—	7.0
Cash dividends	(26.5)	(25.4)
Other	0.7	—

Net cash used in by financing activities	(44.4)	(8.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	0.1

Net decrease in Cash and Cash Equivalents during the period	(66.9)	(35.5)
Cash and Cash Equivalents at beginning of period	102.2	104.4

Cash and Cash Equivalents at end of period	$35.3	$68.9

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We have evaluated subsequent events through July 30, 2009, which is the date that these financial statements were issued. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, as set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009 (“GATX’s May 8th Current Report”). Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.
Accounting Changes
     On January 1, 2009, GATX adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), for its 5% convertible notes due 2023 (“2003 Notes”). FSP APB 14-1 amends the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and requires issuers of such convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires bifurcation of a component of the convertible debt, classification of that component as equity, and amortization of the resulting discount on the debt as additional interest expense over the expected term of the debt. See Note 11 for additional details.
     GATX applied the provisions of FSP APB 14-1 on a retrospective basis for all periods presented. The effects of the application on GATX’s previously issued financial statements were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	As	As	As	As
Consolidated Statements of Income	Reported	Adjusted	Reported	Adjusted
Interest expense, net	$35.0	$35.6	$70.5	$71.8
Total Ownership Costs	126.6	127.2	248.3	249.6
Other	11.5	12.0	22.7	23.2
Total Other Costs and Expenses	190.1	190.6	312.1	312.6
Income before Income Taxes	61.6	60.5	129.0	127.2
Income Taxes	20.7	20.3	35.9	35.2
Net Income	40.9	40.2	93.1	92.0
Basic Earnings per Share	0.88	0.87	1.99	1.97
Diluted Earnings per Share	0.82	0.82	1.85	1.84

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2008
Consolidated Statement of Cash Flows	As Reported	As Adjusted
Net income	$93.1	$92.0
Deferred income taxes	22.5	21.8
Other	(50.3)	(48.5)
     As of January 1, 2009, GATX adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at their respective fair values as of the acquisition date; the immediate expense recognition of transaction costs; and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The application of the provisions of SFAS 141(R) had no impact on GATX’s financial position, results of operations or cash flows.
     As of January 1, 2009, GATX adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. GATX does not consolidate any partially owned subsidiaries and therefore the application of this standard had no impact on its financial position, results of operations or cash flows.
     As of January 1, 2009, GATX adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about a company’s use of derivative instruments, its applicable accounting policies related to derivatives, and the effect of those derivatives on its financial position, results of operations and cash flows. The application of the provisions of SFAS 161 had no impact on GATX’s financial position, results of operations or cash flows. See Note 4 for additional details.
     As of June 30, 2009, GATX adopted three FASB Staff Positions (“FSP”), (collectively the “FSPs”) that provide additional guidance and require enhanced disclosures regarding certain fair value measurements. FSP FAS No. 157-4, Determining Fair Value when the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides guidance for determining fair values when markets become inactive and for identifying distressed transactions. FSP FAS No. 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP FAS 115-2”), amends the guidance for determining whether debt securities are other-than-temporarily impaired and requires enhanced presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), requires disclosures about the fair values of financial instruments in interim and annual financial statements. The application of the provisions of the FSPs had no impact on GATX’s financial position, results of operations or cash flows. See Note 4 for additional details.
     As of June 30, 2009, GATX adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The application of the provisions of SFAS 165 had no impact on GATX’s financial position, results of operations or cash flows. See basis of presentation for additional details.
New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which revises the accounting for and reporting of transfers of financial assets and eliminates the concept of a qualifying special-purpose entity (“QSPE”). SFAS 166 also requires enhanced disclosures about an entity’s involvement with transfers of financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. GATX does not expect the adoption of SFAS 166 to have a material impact on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which revises the accounting for and reporting of variable interest entities (“VIEs”). SFAS 167 requires an entity to perform a qualitative

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
analysis each reporting period to determine whether a VIE must be consolidated. SFAS 167 also requires additional disclosures related to significant judgments and assumptions considered in the analysis, the nature of risks associated with an entity’s involvement with a VIE, and how that involvement affects the entity’s financial position, financial performance and cash flows. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. GATX is currently evaluating what effect, if any, the adoption of SFAS 167 will have on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which identifies the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all non-SEC accounting and reporting standards and all future accounting standards will be issued in the form of Accounting Standards Updates (“ASUs”), which will serve only to update the Codification and provide background information about the guidance. Generally, the Codification is not expected to change GAAP. SFAS 168 is effective for annual and interim periods ending after September 15, 2009. The application of the provisions of SFAS 168 may result in revisions to GATX’s references to accounting guidance; however, GATX does not expect any impact to its financial position, results of operations or cash flows.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenues	$163.4	$175.3	$328.7	$334.6
Pre-tax income reported by affiliates	11.8	35.8	9.9	81.1
NOTE 4. Fair Value Disclosure
     In 2009, GATX performed nonrecurring fair value measurements of certain long-lived assets, primarily railcars, and recognized impairment losses of $5.7 million, which were included in other costs and expenses. The impairment losses largely resulted from a lease restructuring with a bankrupt customer. The fair values were determined using pricing models, discounted cash flow methodologies and third party valuation data, which are Level 3 inputs.
     At June 30, 2009, the fair values of GATX’s assets and liabilities that are remeasured on a recurring basis are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivatives (a)	$14.6	—	$14.6	—
Warrants and foreign exchange rate derivatives (b)	$1.5	—	$1.5	—
Available for sale equity securities	$3.0	$3.0	—	—

Liabilities
Interest rate derivatives (a)	$4.2	—	$4.2	—

(a)	Designated as hedges

(b)	Not designated as hedges
Derivative instruments
     As of June 30, 2009, GATX had 19 derivative instruments outstanding with an aggregate notional amount of $332 million. GATX enters into derivative transactions for purposes of hedging specific financial exposures, primarily movements in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
foreign currency exchange rates and changes in benchmark interest rates. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are held for investment purposes and are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though GATX believes they are effective economic hedges. For the three and six months ended June 30, 2009 and 2008, amounts recognized in earnings for derivatives that did not qualify as accounting hedges were immaterial.
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in earnings as interest expense. As of June 30, 2009, maturities for fair value hedges range from 2010-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of June 30, 2009, maturities for qualifying cash flow hedges ranged from 2010-2015. Within the next 12 months, GATX expects to reclassify $5.8 million ($3.6 million after tax) of net losses on cash flow hedges from accumulated other comprehensive loss to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings. Changes in the fair value of the ineffective portion of cash flow hedges are immediately recognized in earnings. For the three and six months ended June 30, 2009 and 2008, amounts recognized in earnings for ineffectiveness were immaterial.
     The income statement and other comprehensive income impacts of GATX’s derivative instruments for the three and six months ended June 30 were as follows (in millions):

		Three Months	Six Months
		Ended	Ended
Derivative		June 30	June 30
Designation	Location of Gain (Loss) Recognized	2009	2009
Fair value hedges (a)	Interest expense	$(5.5)	$(7.7)
Cash flow hedges	Amount recognized in other comprehensive income (effective portion)	$9.9	$15.0
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	$(1.1)	$(2.2)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	$(0.2)	$(0.4)

(a)	Offsetting the loss in interest expense was a gain relating to the fair value adjustment to the hedged item.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on derivative instruments in net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2009, was $4.2 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
     For further information on GATX’s accounting policy with respect to derivatives, see Note 3 to the Company’s consolidated financial statements included in GATX’s May 8th Current Report.
Other Financial Instruments
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the carrying amounts and fair values of GATX’s financial instruments as of June 30, 2009 (in millions):

	Notional	Carrying	Fair
	Amount	Amount	Value
Assets
Warrants and foreign exchange rate derivatives	n/a	$1.5	$1.5
Available for sale equity securities	n/a	3.0	3.0
Cash flow hedges	$50.0	2.9	2.9
Fair value hedges	185.0	11.7	11.7

Liabilities
Commercial paper and bank credit facilities	n/a	$234.0	$234.0
Convertible notes	n/a	41.9	46.0
Recourse debt-fixed rate	n/a	1,891.2	1,848.9
Recourse debt-floating rate	n/a	388.6	362.9
Nonrecourse debt	n/a	238.8	242.1
Cash flow hedges	$97.4	4.2	4.2
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	June 30	December 31
	2009	2008
Affiliate guarantees	$45.5	$47.6
Asset residual value guarantees	55.0	52.1
Lease payment guarantees	60.0	63.9
Other	77.8	77.8

Total guarantees (a)	238.3	241.4
Standby letters of credit and bonds	13.4	13.6

	$251.7	$255.0

(a)	At June 30, 2009, the recorded value of GATX’s guarantees was a liability of $8.6 million. The expirations of these guarantees range from 2009 to 2019.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     Other consists of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay under certain specified circumstances to GATX Flightlease Aircraft Ltd. (“GFAC”), a joint venture partially owned by GATX, in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s potential reimbursement obligation is capped at $77.8 million. No liability has been recorded with respect to this potential reimbursement as GATX believes that the likelihood of any required payment is remote. See Note 13 for additional details.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At June 30, 2009, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.
NOTE 6. Variable Interest Entities
     GATX has investments that are considered VIEs in accordance with FIN 46(R), primarily consisting of leveraged leases and certain investments in affiliates that were acquired or entered into between 1994 and 2002. These VIEs are involved in railcar and equipment leasing activities and are typically financed through a mix of equity investments, debt from equity investors and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not absorb the majority of expected losses or receive the majority of expected residual returns associated with them. As a result, GATX does not consolidate these VIEs. GATX continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing entities in connection with any reconsideration events (as defined in FIN 46(R)) that may result in an entity becoming a VIE or in GATX becoming the primary beneficiary of an existing VIE.
     At June 30, 2009, the carrying amount and maximum exposure to loss with respect to GATX’s VIEs was as follows (in millions):

	Net	Maximum
	Carrying	Exposure
	Amount	to Loss
Investments in affiliates (a)	$29.1	$44.6
Leveraged leases	83.5	83.5

Total	$112.6	$128.1

(a)	The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income	$12.7	$40.2	$40.3	$92.0
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	18.4	19.8	(16.8)	52.2
Unrealized gain (loss) on securities	—	0.2	(0.5)	0.5
Unrealized gain (loss) on derivative instruments	5.7	1.2	2.5	(9.7)
Post retirement benefit plans	0.2	0.1	0.3	0.2

Comprehensive Income	$37.0	$61.5	$25.8	$135.2

NOTE 8. Share-Based Compensation
     In the first six months of 2009, GATX granted 393,700 stock appreciation rights (“SAR”), 84,280 restricted stock units, 91,570 performance shares, and 20,055 phantom stock units. For the three and six months ended June 30, 2009, total share-based compensation expense was $1.3 million ($0.8 million after tax) and $3.1 million ($2.0 million after tax), respectively. For the three and six months ended June 30, 2008, total share-based compensation expense was $2.3 million ($1.4 million after tax) and $4.6 million ($2.8 million after tax), respectively.
     The weighted average estimated fair value of GATX’s 2009 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2009 SAR grant is three years, with 1/3 vesting after each year.

2009
Weighted average fair value of SAR award	$7.35
Annual dividend	$1.12
Expected life of the SAR, in years	4.3
Risk free interest rate	1.72%
Dividend yield	6.6%
Expected stock price volatility	35.98%
NOTE 9. Income Taxes
     GATX’s effective tax rate was 32% for the six months ended June 30, 2009 and 28% for the six months ended June 30, 2008. In the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first six months of 2009 and 2008 was 36% and 33%, respectively.
     As of June 30, 2009, GATX’s gross liability for unrecognized tax benefits totaled $54.1 million, which, if fully recognized, would decrease income tax expense by $36.5 million ($34.4 million net of federal tax).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended June 30, 2009 and 2008, were as follows (in millions):

			2009 Retiree	2008 Retiree
	2009 Pension	2008 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.3	$—	$0.1
Interest cost	5.9	5.8	0.7	0.8
Expected return on plan assets	(7.6)	(8.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net loss (gain)	0.7	0.4	(0.1)	0.1

Net costs (a)	$(0.1)	$(0.8)	$0.6	$1.0

     The components of pension and other post-retirement benefit costs for the six months ended June 30, 2009 and 2008, were as follows (in millions):

			2009 Retiree	2008 Retiree
	2009 Pension	2008 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$2.4	$2.5	$—	$0.1
Interest cost	11.8	11.7	1.4	1.6
Expected return on plan assets	(15.2)	(16.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.6)	(0.5)	—	—
Unrecognized net loss (gain)	1.4	0.7	(0.2)	0.2

Net costs (a)	$(0.2)	$(1.6)	$1.2	$1.9

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2009, may differ from these estimates.
     GATX expects to contribute approximately $14.5 million to its pension plans (domestic and foreign) and approximately $4.9 million to its other post-retirement benefit plans in 2009. Through June 30, 2009, contributions of $7.8 million have been made to the pension plans and contributions of $2.7 million have been made to the other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.
NOTE 11. Convertible Debt
     In August 2003, GATX issued $125.0 million of 5.0% senior unsecured notes due in August 2023 (the “2003 Notes”). The 2003 Notes are contingently convertible into GATX common stock upon the resolution of any of five contingencies, as described in Note 13 to the Company’s consolidated financial statements included in GATX’s May 8th Current Report. In accordance with FSP APB 14-1, at the time of issuance, GATX separated the convertible notes into liability and equity components based on the fair value of the liability component. The resulting debt discount was amortized over five years and was fully amortized by August 2008. For the six months ended June 30, 2009 and 2008, $1.1 million and $3.6 million, respectively, of interest expense was recorded, resulting in effective interest rates of approximately 5.0% and 7.5%, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth certain information relating to the 2003 notes as of:

	June 30	December 31
	2009	2008
Principal balance (in millions)	$41.9	$41.9
Carrying amount of equity component (in millions)	$4.3	$4.3
Intrinsic value (in millions)	$1.5	$10.4
GATX common stock price	$25.72	$30.97
Conversion price	$24.81	$24.81

Potential number of shares issued upon conversion (in millions)	1.7	1.7
NOTE 12. Capital Structure and Earnings Per Share
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program. As of June 30, 2009, an aggregate of 4.9 million shares have been repurchased for $131.6 million, of which 2.8 million shares were acquired in 2009 for $55.1 million. The repurchased shares were recorded as treasury stock under the cost method.
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
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:
Net income	$12.7	$40.2	$40.3	$92.0
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$12.7	$40.2	$40.3	$92.0
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	0.4	1.1	0.7	2.4

Numerator for diluted earnings per share — income available to common shareholders	$13.1	$41.3	$41.0	$94.4
Denominator:
Denominator for basic earnings per share — weighted average shares	46.2	46.4	47.3	46.7
Effect of dilutive securities:
Equity compensation plans	0.3	0.4	0.2	0.4
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	1.7	3.7	1.7	4.0

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	48.3	50.6	49.3	51.2

Basic earnings per share	$0.27	$0.87	$0.85	$1.97

Diluted earnings per share	$0.27	$0.82	$0.83	$1.84

*	Less than $0.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 13. Legal Proceedings and Other Contingencies
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a discussion of these matters, please refer to Note 18 to the Company’s consolidated financial statements as set forth in GATX’s May 8th Current Report. Except as noted below, there have been no material changes or developments in these matters.
Flightlease Litigation
     In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly-owned subsidiary of GATX Financial Corporation (“GFC”, which merged into GATX in 2007), entered into a joint venture agreement with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly-owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, the joint venture partners entered into an agreement (the “Split Agreement”) pursuant to which the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and an affiliate of Airbus entered into a new purchase agreement for the GATX Allocated Aircraft (the “GATX Agreement”) and GFC received a credit of $77.8 million of the PDPs towards the acquisition of the aircraft. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it would pay to Airbus any amount up to $77.8 million which Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (the “Reimbursement Agreement”). Under the Split Agreement, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.
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
     On February 6, 2009, the New York Court in the Airbus Action issued an opinion that granted the FHG Liquidators’ motion for summary judgment on liability, holding that Airbus’s termination of the GFAC Agreement was a breach of the agreement. This ruling was affirmed on a motion for reconsideration and is currently the subject of an interlocutory appeal in the appellate court.
     Should GFAC ultimately succeed in recovering from Airbus those PDPs with respect to the GATX Allocated Aircraft, Airbus may attempt to seek from GATX, as a successor in interest to GFC, payment under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. In light of the New York Court’s February 6, 2009, decision that Airbus breached the GFAC Agreement, and other relevant facts, the Company believes that it does

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
not have an obligation to make such a payment to Airbus under the Reimbursement Agreement. Further, the Company believes that its subsidiary, Third Aircraft, may be entitled to an appropriate portion of any ultimate recovery by the joint venture.
     The Company believes that the likelihood of loss with respect to these matters is remote and as a result has not recorded any accrual as of June 30, 2009. While it is reasonably possible that the Company may ultimately incur a loss in these matters, at this time an estimate of the amount of such loss cannot be made.
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. z o.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (the “Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”), an indirect subsidiary of PKP. The allegedly breached condition required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (the “Kolsped Note”). In May 1999, the then current holder of the Kolsped Note, a bank (“Bank”), sued PKP under its guarantee. PKP lost the DEC Note and therefore did not use it to satisfy the guarantee, and the Bank ultimately secured a judgment against PKP in 2002. PKP also failed to notify DEC of the Bank’s lawsuit while the lawsuit was pending.
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second day, which had previously been scheduled for September 16, 2008, was adjourned to allow time for the parties to discuss a settlement. No settlement agreement was reached, and the next trial date is scheduled for September 9, 2009. GATX Rail Poland intends to vigorously defend this lawsuit.
     As of June 30, 2009, PKP claims damages in the amount of PLN 123.9 million or $39.1 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005 to the date of the award. The Company has recorded an accrual of $15.5 million. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Viareggio Derailment
     On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Twenty-eight people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A. The cause of the derailment is currently under investigation. Due to the ongoing nature of the investigation, many of the facts about the derailment have not been made available to GATX Rail Austria. GATX Rail Austria and its subsidiaries have offered their complete cooperation to the authorities who are investigating the derailment. GATX Rail Austria has received notices of claims from a small number of persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury as is customary for railcar owners and lessors. At this time, the Company cannot predict what legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel and thus the Company cannot reasonably estimate the loss or range of loss, if any, that may ultimately be incurred in connection with this derailment. The Company has not established any accruals for potential liability related to this incident.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     ASC owns and operates the largest fleet of U.S. flagged self-unloading vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities for a range of industrial customers.
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and affiliate earnings attributable to the segments, as well as ownership costs and other costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Other costs and expenses include, but are not limited to, maintenance, marine operating costs, asset impairment charges, litigation, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following tables present certain segment data for the three and six months ended June 30, 2009 and 2008 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended June 30, 2009
Profitability
Revenues	$228.4	$13.9	$39.3	$0.6	$282.2
Share of affiliates’ earnings	(3.5)	9.4	—	—	5.9

Total gross income	224.9	23.3	39.3	0.6	288.1
Ownership costs	112.2	12.1	5.5	2.4	132.2
Other costs and expenses	68.4	3.9	29.8	—	102.1

Segment profit	44.3	7.3	4.0	(1.8)	53.8
SG&A					34.1

Income before income taxes					19.7
Capital Expenditures
Portfolio investments and capital additions	101.5	3.4	3.4	2.8	111.1
Selected Balance Sheet Data at June 30, 2009
Investments in affiliated companies	116.1	264.1	—	—	380.2
Identifiable assets	4,099.4	607.0	280.2	104.6	5,091.2

Three Months Ended June 30, 2008
Profitability
Revenues	$248.1	$21.7	$89.2	$0.2	$359.2
Share of affiliates’ earnings	(0.6)	19.7	—	—	19.1

Total gross income	247.5	41.4	89.2	0.2	378.3
Ownership costs	109.3	8.4	6.8	2.7	127.2
Other costs and expenses	67.9	2.5	77.2	0.5	148.1

Segment profit	70.3	30.5	5.2	(3.0)	103.0
SG&A					42.5

Income before income taxes					60.5
Capital Expenditures
Portfolio investments and capital additions	73.5	62.9	4.5	4.3	145.2
Selected Balance Sheet Data at December 31, 2008
Investments in affiliated companies	149.7	249.6	—	—	399.3
Identifiable assets	4,113.3	649.7	275.3	152.1	5,190.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	Total
Six Months Ended June 30, 2009
Profitability
Revenues	$462.8	$40.0	$41.5	$0.8	$545.1
Share of affiliates’ earnings	(12.4)	19.8	—	—	7.4

Total gross income	450.4	59.8	41.5	0.8	552.5
Ownership costs	225.6	23.2	7.7	2.2	258.7
Other costs and expenses	137.4	6.3	25.0	(1.2)	167.5

Segment profit	87.4	30.3	8.8	(0.2)	126.3
SG&A					67.1

Income before income taxes					59.2
Capital Expenditures
Portfolio investments and capital additions	172.0	7.6	6.6	4.2	190.4
Selected Balance Sheet Data at June 30, 2009
Investments in affiliated companies	116.1	264.1	—	—	380.2
Identifiable assets	4,099.4	607.0	280.2	104.6	5,091.2

Six Months Ended June 30, 2008
Profitability
Revenues	$496.1	$47.5	$104.4	$0.4	$648.4
Share of affiliates’ earnings	4.9	36.1	—	—	41.0

Total gross income	501.0	83.6	104.4	0.4	689.4
Ownership costs	221.2	17.0	9.2	2.2	249.6
Other costs and expenses	135.7	6.1	89.3	0.5	231.6

Segment profit	144.1	60.5	5.9	(2.3)	208.2
SG&A					81.0

Income before income taxes					127.2
Capital Expenditures
Portfolio investments and capital additions	128.0	69.6	7.8	11.2	216.6
Selected Balance Sheet Data at December 31, 2008
Investments in affiliated companies	149.7	249.6	—	—	399.3
Identifiable assets	4,113.3	649.7	275.3	152.1	5,190.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. For further information, refer to the Company’s Current Report on Form 8-K, containing the consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009 (“GATX’s May 8th Current Report”).

DISCUSSION OF OPERATING RESULTS
     Net income was $40.3 million or $0.83 per diluted share for the first six months of 2009 compared to net income of $92.0 million or $1.84 per diluted share for the first six months of 2008. Results for the six months ended June 30, 2009 and 2008 include after-tax unrealized losses of $18.3 million and $4.8 million, respectively, related to certain interest rate swaps at GATX’s AAE Cargo A.G. affiliate (“AAE”). Net income was $12.7 million or $0.27 per diluted share for the second quarter of 2009 compared to net income of $40.2 million or $0.82 per diluted share for the second quarter of 2008. Results for the second quarter of 2009 and 2008 include after-tax unrealized losses of $6.7 million and $4.8 million, respectively, related to the previously mentioned interest rate swaps at AAE.
     Results for 2008 have been restated to reflect the adoption of FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 2 to the consolidated financial statements for further information.
     Total investment volume was $190.4 million for the first six months of 2009 compared to $216.6 million for the first six months of 2008.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gross Income
Rail	$224.9	$247.5	$450.4	$501.0
Specialty	23.3	41.4	59.8	83.6
ASC	39.3	89.2	41.5	104.4

Total segment gross income	287.5	378.1	551.7	689.0
Other income	0.6	0.2	0.8	0.4

Consolidated Gross Income	288.1	378.3	552.5	689.4

Segment Profit
Rail	44.3	70.3	87.4	144.1
Specialty	7.3	30.5	30.3	60.5
ASC	4.0	5.2	8.8	5.9

Total Segment Profit	55.6	106.0	126.5	210.5
Less:
Selling, general and administrative expenses	34.1	42.5	67.1	81.0
Unallocated interest expense, net	2.5	2.8	2.4	2.4
Other, including eliminations	(0.7)	0.2	(2.2)	(0.1)
Income taxes	7.0	20.3	18.9	35.2

Net Income	$12.7	$40.2	$40.3	$92.0

Basic earnings per share	$0.27	$0.87	$0.85	$1.97
Diluted earnings per share	$0.27	$0.82	$0.83	$1.84
Return on Equity
     GATX’s return on equity (“ROE”) is based on income from continuing operations and is shown for the trailing twelve months ended June 30:

	2009	2008
ROE	12.3%	16.8%

Segment Operations
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and affiliate earnings attributable to the segments, as well as ownership costs and other costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Other costs and expenses include, but are not limited to, maintenance, marine operating costs, asset impairment charges, litigation, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.
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
Rail
Segment Summary
     During 2009, economic weakness in North America has negatively affected lease pricing and demand for railcars. After holding steady at approximately 98% throughout 2008, utilization in 2009 has trended down, as expected. North American fleet utilization was 96.0% at the end of the second quarter, compared to 96.5% at the end of the first quarter and 97.9% at the end of 2008. Average lease renewal pricing on cars in the GATX Lease Price Index (the “LPI”) (see definition below) declined 9.8% from the average expiring lease rates in the second quarter of 2009, compared to a decline of 5.5% for the first quarter of 2009 and an increase of 5.9% for the second quarter of 2008. Lease terms on renewals for cars in the LPI averaged 36 months in the second quarter of 2009, compared to 45 months for the first quarter of 2009 and 63 months in the second quarter of 2008.
     In Europe, economic weakness is also having a negative impact on rail operations, most significantly in the freight car sector. Rail’s wholly-owned tank car fleet is performing relatively well due to a high concentration of cars deployed in the more stable petroleum market. Fleet utilization declined to 95.6% at the end of the second quarter, compared to 96.5% at the end of the first quarter and 97.1% at the end of 2008, with customers renewing a majority of leases that have expired in 2009. However, AAE is experiencing substantial market pressure due to its concentration in freight cars, particularly intermodal cars.
     During the first six months of 2009, Rail’s investments, which consisted primarily of new railcars acquired pursuant to existing commitments, were $172.0 million compared to $128.0 million in 2008. At June 30, 2009, Rail had total assets of $5.1 billion, including $1.0 billion of off balance sheet assets, compared to $5.0 billion, including $1.2 billion of off balance sheet assets, at June 30, 2008.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gross Income
Lease income	$209.0	$220.5	$425.5	$440.0
Asset remarketing income	6.5	2.2	11.2	13.2
Other income	12.9	25.4	26.1	42.9

Revenues	228.4	248.1	462.8	496.1
Affiliate earnings	(3.5)	(0.6)	(12.4)	4.9

	224.9	247.5	450.4	501.0

Ownership Costs
Depreciation	47.4	45.6	93.6	89.8
Interest expense, net	31.5	26.3	65.1	56.4
Operating lease expense	33.3	37.4	66.9	75.0

	112.2	109.3	225.6	221.2

Other Costs and Expenses
Maintenance expense	62.9	61.8	124.1	122.0
Other	5.5	6.1	13.3	13.7

	68.4	67.9	137.4	135.7

Segment profit	$44.3	$70.3	$87.4	$144.1

Rail’s Lease Income
     Components of Rail’s lease income for the three and six months ended June 30 are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
North America	$166.4	$171.0	$342.0	$343.6
Europe	34.6	40.9	67.4	79.2
Locomotives	8.0	8.6	16.1	17.2

	$209.0	$220.5	$425.5	$440.0

GATX Lease Price Index
     The LPI is an internally generated business indicator that measures general lease rate pricing on renewals within Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar types that GATX believes to be representative of its overall North American fleet. The LPI measures the percentage change between the weighted average expiring lease rate and the weighted average renewal lease rate. Average renewal term reflects the weighted average renewal lease term in months.
Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2008	2008	2008	2009	2009

Beginning balance	110,754	110,195	109,874	112,976	112,326
Cars added	871	1,535	4,411	354	711
Cars scrapped or sold	(1,430)	(1,856)	(1,309)	(1,004)	(1,883)

Ending balance	110,195	109,874	112,976	112,326	111,154
Utilization rate at quarter end	98.0%	97.8%	97.9%	96.5%	96.0%

     The following table summarizes fleet activity for Rail’s European railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2008	2008	2008	2009	2009

Beginning of year	19,483	19,507	19,583	19,724	19,886
Cars added	62	135	144	190	124
Cars scrapped or sold	(38)	(59)	(3)	(28)	(10)

Ending balance	19,507	19,583	19,724	19,886	20,000
Utilization rate at quarter end	97.7%	97.6%	97.1%	96.5%	95.6%
Comparison of the First Six Months of 2009 to the First Six Months of 2008
Segment Profit
     Rail’s segment profit was significantly impacted by a $21.8 million unrealized loss due to changes in the fair value of certain interest rate swaps at AAE. Segment profit in 2008 reflected a $5.5 million unrealized loss on interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit decreased $40.4 million, primarily due to lower scrapping gains, a moderate increase in ownership costs and the unfavorable foreign exchange effects of a stronger U.S. Dollar.
Gross Income
     Lease income in North America decreased $1.6 million, primarily due to $1.7 million of reduced rents on restructured leases resulting from customer bankruptcies and the absence of $1.3 million of income from certain non-performing leases in the current period. These items were partially offset by higher lease rates on lease renewals in the prior year. Additionally, during the first six months of 2009, the average active fleet declined by approximately 300 railcars from the first six months of 2008. The addition of 3,650 active cars from the December 2008 fleet acquisition from Allco Finance Group Limited (“Allco”) substantially offset lease-end returns. In Europe, lease income decreased $11.8 million due to the unfavorable foreign exchange effects of a stronger U.S. Dollar, partially offset by higher lease rates and an average of 150 more cars on lease. Other income was lower, primarily due to lower scrap income, driven by significantly lower steel prices, and the receipt in the prior year of a lease termination fee. Affiliate earnings were lower due to the $21.8 million unrealized loss at AAE compared to the $5.5 million unrealized loss at AAE in 2008. Excluding the unrealized losses, affiliate earnings were lower due to lower operating earnings at AAE. Pressures in the European freight car market remain intense, particularly in intermodal cars where AAE has substantial exposure. It is likely that AAE’s operating performance will be under increasing stress as 2009 progresses.
     AAE holds multiple derivative instruments to hedge interest rate risk associated with forecasted floating rate debt issuances related to future new car orders. These instruments do not qualify for hedge accounting based on their applicable terms and as a result, changes in their fair values are recognized currently in income. The additional unrealized loss recognized in 2009 was primarily driven by the significant decline in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.

Ownership Costs
     Ownership costs increased $4.4 million, net of a $5.2 million reduction due to the favorable foreign exchange effects of a stronger U.S. Dollar. The increase in ownership costs was largely driven by interest and depreciation expense associated with investment volume over the last 12 months, particularly the acquisition of the Allco fleet. The mix of ownership costs was impacted by the purchase of $70.1 million of previously leased-in assets in 2008.
Other Costs and Expenses
     Maintenance expenses increased $2.1 million, primarily as a result of higher car volumes and increased repairs performed by railroads, largely offset by the favorable foreign exchange effects of a stronger U.S. Dollar. In North America, maintenance costs increased $10.3 million, largely the result of increased car volumes related to increased assignment activity and increased repairs performed by railroads. In Europe, maintenance costs were $8.2 million lower, primarily due to the favorable foreign exchange effects of a stronger U.S. Dollar and the receipt of a manufacturer’s reimbursement for the cost of warranty repairs performed by GATX.
     Other was $0.4 million lower, primarily due to a reversal of a provision of losses of $6.9 million, partially offset by an asset impairment charge of $4.4 million. Both the provision reversal and the impairment charge were related to the restructuring of leases with a customer that had declared bankruptcy.
Comparison of the Second Quarter 2009 to the Second Quarter 2008
Segment Profit
     Rail’s segment profit for the second quarter of 2009 was significantly impacted by a $7.5 million unrealized loss due to changes in the fair value of certain interest rate swaps at AAE. Segment profit for the second quarter of 2008 reflected a $5.5 million unrealized loss on interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit decreased $24.0 million, primarily due to lower scrapping gains and lease income and the unfavorable foreign exchange effects of a stronger U.S. Dollar.
Gross Income
     Lease income in North America decreased $4.6 million, primarily due to $1.6 million of reduced rents on restructured leases resulting from customer bankruptcies and the absence of $1.3 million of income from certain non-performing leases in the current period. Additionally, during the second quarter of 2009, the average active fleet declined by approximately 900 railcars from the second quarter of 2008. The addition of 3,650 active cars from the December 2008 Allco fleet acquisition partially offset lease-end returns. In Europe, lease income decreased $6.3 million due to the unfavorable foreign exchange effects of a stronger U.S. Dollar, partially offset by an average of approximately 100 more cars on lease. Asset remarketing income increased $4.3 million as the current year included the disposition of nearly 500 railcars and 27 locomotives, while the prior year included the disposition of approximately 200 railcars. Other income was lower, primarily due to lower scrap income largely resulting from significantly lower steel prices. Affiliate earnings were lower due to the $7.5 million unrealized loss at AAE compared to the $5.5 million unrealized loss at AAE in 2008. Excluding the unrealized losses, 2009 affiliate earnings were lower due to lower operating earnings at AAE.
Ownership Costs
     Ownership costs increased $2.9 million, primarily due to interest and depreciation associated with investment volume over the last 12 months, particularly the acquisition of the Allco fleet. The mix of ownership costs was impacted by the purchase of $70.1 million of previously leased-in assets in 2008.
Other Costs and Expenses
     Maintenance expenses increased $1.1 million, primarily the result of higher car volumes, partially offset by the effect of the favorable foreign exchange effects of a stronger U.S. Dollar. In North America, maintenance costs were $5.6 million higher largely due to increased car volumes related to increased assignment activity. In Europe, maintenance costs were $4.5 million lower, primarily due to the favorable foreign exchange effects of a stronger U.S. Dollar and the receipt of a manufacturer’s reimbursement for the cost of warranty repairs performed by GATX.

     Other was $0.6 million lower, primarily due to a reversal of a provision of losses of $6.9 million, partially offset by an asset impairment charge of $4.4 million. Both the provision reversal and the impairment charge were related to the restructuring of leases with a customer that had declared bankruptcy.
Rail Regulatory Update
     Rules Affecting TIH Cars. On January 13, 2009, the U.S. Pipeline and Hazardous Materials Safety Administration, in coordination with the Federal Railroad Administration (“FRA”) issued final interim rules (the “FRA Interim Rules”) that, among other things, establish new interim design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials (“TIH cars”). The designation “final interim” indicates that the FRA intends to continue to research enhanced design standards for TIH cars and will issue additional rulemaking in the future that will prescribe final design requirements. Under the FRA Interim Rules, TIH cars manufactured after the effective date of the rules must be built to a higher pressure class rating relative to U.S Department of Transportation specifications for tank cars. Unlike the original version of the rules proposed in April 2008, the FRA Interim Rules as adopted do not include a retirement schedule for TIH cars manufactured prior to effective date of the rules. However, the FRA Interim Rules require that existing TIH cars receive appropriate certification from the Association of American Railroads (“AAR”) in order to remain in TIH service. The certification requirements are currently being developed by the AAR and, depending on the final certification requirements adopted, it is possible that some existing TIH cars will need to be removed from TIH service. Until these certification procedures are finalized, GATX cannot reasonably conclude what impact, if any, the FRA Interim Rules may have on GATX’s tank car fleet. Once final certification standards are adopted, GATX will evaluate the technical requirements of the final design standards to determine the effect on its fleet.
     In addition, the Tank Car Committee of the AAR had adopted rules in 2007 establishing new performance standards for TIH cars. However, in the third quarter of 2009, the AAR suspended indefinitely the implementation of those rules. As a result, design and performance standards for TIH are are now governed by the FRA Interim Rules and the forthcoming AAR certification requirements thereunder, rather than by the rules adopted by the AAR in 2007.
     As of June 30, 2009, approximately 2,200 TIH cars remained in service in GATX’s fleet (approximately 2% of its North American fleet) and, based upon management’s review, GATX does not expect that the FRA Interim Rules will have a material impact on the Company’s financial position or results of operations.
     European Regulatory Developments. An immaterial number of railcars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries, have been affected by restrictions on their movement imposed by the Italian and French rail safety authorities. The restrictions are focused on attributes associated with certain wheelsets of the type installed on the railcars involved in the June 29, 2009 derailment in the city of Viareggio, Italy. (See Note 13 to the consolidated financial statements for further information on the derailment.) To clear these movement restrictions, it may be necessary for GATX Rail Austria and its subsidiaries to implement a wheelset inspection or replacement program or other maintenance initiatives. The scope and cost of any potential maintenance initiatives by GATX Rail Austria and its subsidiaries are not known at this time. The Company does not currently expect that any costs associated with these potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Specialty
Segment Summary
     Capital market volatility continues to create investment uncertainty for Specialty’s industrial equipment customers, which has resulted in limited investment opportunities in 2009. Specialty’s total asset base, including off balance sheet assets, was $611.4 million at June 30, 2009, compared to $654.4 million at December 31, 2008, and $565.5 million at June 30, 2008. During the first six months of 2009, Specialty invested $7.6 million, compared to $69.6 million in 2008. Specialty continues to pursue investment opportunities; however, realization of these opportunities will be dependent on a number of factors, including market conditions and expected returns.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gross Income
Lease income	$13.0	$13.5	$28.3	$27.7
Asset remarketing income	0.6	7.0	10.3	16.9
Other income	0.3	1.2	1.4	2.9

Revenues	13.9	21.7	40.0	47.5
Affiliate earnings	9.4	19.7	19.8	36.1

	23.3	41.4	59.8	83.6

Ownership Costs
Depreciation	4.9	4.0	9.8	8.0
Interest expense, net	6.8	4.0	12.6	8.1
Operating lease expense	0.4	0.4	0.8	0.9

	12.1	8.4	23.2	17.0

Other Costs and Expenses	3.9	2.5	6.3	6.1

Segment profit	$7.3	$30.5	$30.3	$60.5

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	June 30
	2009	2008
Net book value of owned assets (a)	$611.4	$565.5
Net book value of managed portfolio	269.2	315.9

(a)	Includes off balance sheet assets
Comparison of the First Six Months of 2009 to the First Six Months of 2008
Segment Profit
     Specialty’s segment profit was $30.2 million lower, primarily due to lower marine affiliate earnings, lower asset remarketing and higher ownership costs.
Gross Income
     Lease income was $0.6 million higher, primarily due to current year income from investments in operating lease assets made in 2008, partially offset by lower usage rents from pooled marine vessels and the absence of income in the current year from a non-performing lease investment. Asset remarketing income decreased $6.6 million. The current year included $8.7 million in residual sharing income while the prior year included $8.0 million of residual sharing income and $8.1 million from the sale of leased assets. Affiliate earnings decreased $16.3 million, primarily due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and several out of service vessels undergoing repairs.
Ownership Costs
     Ownership costs were $6.2 million higher, primarily due to increased interest and depreciation expense related to investments made in 2008.
Other Costs and Expenses
     Other costs and expenses increased $0.2 million due to a $1.1 million increase in the provision for losses and a $1.2 million asset impairment charge, largely offset by lower pooled marine vessel operating costs and a $0.6 million favorable difference in the fair value adjustment for warrants.

Comparison of Second Quarter 2009 to Second Quarter 2008
Segment Profit
     Specialty’s segment profit was $23.2 million lower, primarily due to lower marine affiliate earnings, lower asset remarketing and higher ownership costs.
Gross Income
     Lease income was $0.5 million lower, primarily due to lower usage rents from pooled marine vessels and the absence of income in the current year from a non-performing lease investment, partially offset by current year income from investments in operating lease assets made in 2008. Asset remarketing income decreased $6.4 million due to $5.5 million of residual sharing income received in the prior year. Affiliate earnings decreased $10.3 million, primarily due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and several out of service vessels undergoing repairs.
Ownership Costs
     Ownership costs were $3.7 million higher, primarily due to increased interest and depreciation expense related to investments made in 2008.
Other Costs and Expenses
     Other costs and expenses increased $1.4 million due to a $1.1 million increase in the provision for losses and a $1.2 million asset impairment charge, partially offset by lower pooled marine vessel operating costs.
ASC
Segment Summary
     The Great Lakes transportation market is severely depressed, primarily due to the downturn in the steel industry. In response, ASC’s customers have significantly reduced freight volume requirements for 2009. For the first six months of 2009, ASC carried 6.5 million net tons of freight, compared to 13.9 million net tons for the prior year period. At the end of the second quarter of 2009, ASC had eight vessels in service compared to its full fleet of 18 vessels at June 30, 2008. Vessel deployments in the second half of 2009 will be dependent on customer demand and the lay up of additional vessels is probable.

     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gross Income
Marine operating revenues	$38.3	$88.2	$39.4	$102.3
Lease income	1.1	1.0	2.1	2.1
Other income	(0.1)	—	—	—

	39.3	89.2	41.5	104.4

Ownership costs
Depreciation	3.1	4.3	3.1	4.3
Interest expense, net	2.4	2.5	4.6	4.9

	5.5	6.8	7.7	9.2

Other Costs and Expenses
Maintenance expense	5.3	5.9	5.4	6.5
Marine operating expense	24.5	68.4	25.2	79.9
Other	—	2.9	(5.6)	2.9

	29.8	77.2	25.0	89.3

Segment profit	$4.0	$5.2	$8.8	$5.9

Comparison of the First Six Months of 2009 to the First Six Months of 2008.
Segment Profit
     ASC’s segment profit of $8.8 million was $2.9 million higher than prior year. The favorable variance was primarily due to the receipt of a $5.6 million litigation settlement in the current period, lower depreciation expense due to an increase in the estimated depreciable lives of certain of ASC’s vessels and the absence of a $2.9 million charge taken in 2008 for an adverse legal judgment. These items were substantially offset by a lower contribution from operations driven by significantly lower freight volume in 2009.
Gross Income
     Gross income decreased $62.9 million from the prior year. The decrease was primarily due to significantly lower freight volume and a reduction in fuel surcharges (the effect of which is largely offset in operating costs) in 2009.
Ownership Costs
     Ownership costs decreased $1.5 million, primarily due to $1.2 million lower depreciation expense resulting from an increase in the estimated depreciable lives of 12 of ASC’s 18 vessels.
Other Costs and Expenses
     Maintenance costs were $1.1 million lower, primarily due to fewer vessels in service and reduced operating days in 2009. Marine operating expenses decreased $54.7 million, primarily due to reduced shipping activity and lower fuel costs in 2009. Other in 2009 represents the receipt of a $5.6 million litigation settlement and in 2008 represents a charge for an adverse legal judgment.
Comparison of Second Quarter 2009 to Second Quarter 2008
Segment Profit
     ASC’s segment profit of $4.0 million was $1.2 million lower than prior year. The unfavorable variance was primarily due to lower contribution from operations due to significantly lower freight volume in the second quarter of 2009, partially offset by the absence of a $2.9 million charge for an adverse legal judgment taken in 2008 and lower depreciation expense due to the aforementioned change in estimated depreciable lives.

Gross Income
     Gross income decreased $49.9 million, primarily due to significantly lower freight volume and reduced fuel surcharges (the effect of which is largely offset in operating costs) in 2009.
Ownership Costs
     Ownership costs were $1.3 million lower, primarily due to $1.2 million lower depreciation expense resulting from an increase in the estimated useful lives of 12 of ASC’s 18 vessels.
Other Costs and Expenses
     Maintenance costs were $0.6 million lower, primarily due to fewer vessels in service and reduced operating days in 2009. Marine operating expenses decreased $43.9 million, primarily due to reduced shipping activity and lower fuel costs in 2009. Other in 2008 represents the charge for an adverse legal judgment.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”) and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Selling, general and administrative expenses	$34.1	$42.5	$67.1	$81.0
Unallocated interest expense, net	2.5	2.8	2.4	2.4
Other income and expense, including eliminations	(0.7)	0.2	(2.2)	(0.1)
Income taxes	7.0	20.3	18.9	35.2
SG&A, Unallocated Interest and Other
     SG&A for the first six months of 2009 was $13.9 million lower than the first six months of 2008, primarily due to lower compensation expense, the absence of a $2.2 million write-off recorded in 2008 of previously capitalized costs related to an internal software development project and the favorable foreign exchange effects of a stronger U.S. Dollar. Unallocated interest expense, which is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets, was comparable year to year. Other income and expense for the first six months of 2009 was favorable compared to the prior year, primarily due to a reduction of a non-income tax accrual.
Income Taxes
     GATX’s effective tax rate was 32% for the six months ended June 30, 2009, compared to 28% for the six months ended June 30, 2008. In the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first six months of 2009 and 2008 was 36% and 33%, respectively.
Cash Flow and Liquidity
     Over the course of a full year, GATX expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. This cash flow is used to service debt, pay dividends and fund portfolio investments and capital additions. Cash flow from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary quarter to quarter.

     Net cash provided by operating activities for the first six months of 2009 was $86.0 million, a decrease of $14.2 million from the prior year. The decrease was primarily due to lower distributions from affiliates, partially offset by changes in working capital.
     Portfolio investments and capital additions for the first six months of 2009 totaled $190.4 million, a decrease of $26.2 million from the prior year. Rail investments in 2009 were $172.0 million and Specialty investments were $7.6 million. The timing of investments is dependent on transaction opportunities and market conditions.
     Portfolio proceeds totaled $37.8 million for the first six months of 2009, a decrease of $47.2 million from the prior year. The decrease was primarily due to lower asset remarketing proceeds.
     Other proceeds of $42.9 million for the first six months of 2009 primarily consisted of $33.1 million received from the partial liquidation of a money market fund investment and $9.0 million from the scrapping of railcars. Other proceeds for the first six months of 2008 primarily consisted of $20.0 million from the scrapping of railcars.
     GATX also expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Proceeds from the issuance of debt for the first six months of 2009 were $337.9 million (net of hedges and debt issuance costs). Debt issuances consisted of $300 million of five-year unsecured notes with a yield to investors of 9.0% and $50 million of five-year floating rate secured bank debt with an initial floating rate of 4.91%. Debt repayments for the first six months of 2009 were $404.5 million, consisting of scheduled maturities and principal payments.
     In the first six months of 2009, 2.8 million shares of GATX common stock were repurchased for $55.1 million. In the first six months of 2008, 2.1 million shares were repurchased for $76.5 million. These purchases were made under the Company’s $200 million share repurchase program and as of June 30, 2009, $68.6 million of authorization remains.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of June 30, 2009, availability under the facility was $349.9 million, with $187.8 million of commercial paper issued and $12.3 million of letters of credit issued, both backed by the facility. GATX also has a $100 million, 364-day, unsecured revolving credit facility, which matures on January 8, 2010, and remains fully available.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The $100 million facility and certain of GATX’s other bank term loans have the same covenants as the $550 million facility. The indentures for GATX’s public debt also contain limitation on lien provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of June 30, 2009, GATX was in compliance with all covenants and conditions of its credit facilities, bank term loans, public debt indentures and European subsidiary loan agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2009, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. During the second quarter, Moody’s revised its rating outlook on GATX from stable to negative and S&P placed GATX’s long-term unsecured debt rating on Credit Watch with negative implications. GATX does not expect these actions or potential subsequent actions to have a material impact on GATX’s access to the capital markets or to its future debt financing costs.

     At June 30, 2009, GATX’s unconditional obligations of $242.3 million were as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Unconditional purchase obligations (a)	$181.3	$138.8	$41.1	$1.4	$—	$—	$—
Loan from affiliate	61.0	54.7	6.3	—	—	—	—

	$242.3	$193.5	$47.4	$1.4	$—	$—	$—

(a)	Primarily contractual railcar commitments.
Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the six months ending June 30, 2009. For a summary of GATX’s policies, refer to Note 3 to the Company’s consolidated financial statements for the year ended December 31, 2008, as set forth in GATX’s May 8th Current Report.
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
GLOSSARY OF KEY TERMS
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.
Reconciliation of non-GAAP financial information (in millions):

	June 30
	2009	2008
Consolidated On Balance Sheet Assets	$5,091.2	$4,885.8
Off Balance Sheet Assets	993.6	1,175.1

Total On and Off Balance Sheet Assets	$6,084.8	$6,060.9

Shareholders’ Equity	$1,069.8	$1,258.6
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 13 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
     The following risk factor previously disclosed in Part I, Item 1A of GATX’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby updated and restated as set forth below. Except as noted below, there have been no material changes to GATX’s Risk Factors. For additional risks which investors should consider before investing in GATX’s securities, please refer to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
     Changes in laws, rules or regulations, or actions by authorities under existing laws, rules or regulations, could negatively affect GATX’s business and profitability.
     GATX’s rail and marine operations are subject to various laws, rules and regulations administered by authorities in jurisdictions where GATX and its subsidiaries do business. In the United States, GATX’s business is subject to regulation by various federal and state agencies, including the U.S. Department of Transportation, and railcar operations are also affected by regulations adopted by the Association of American Railroads. These agencies establish rules and regulations for the railcar industry, including mechanical, maintenance and safety standards. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. Similarly, operations of GATX’s foreign subsidiaries are subject to the jurisdiction of authorities in countries where they do business. Future changes in these laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could restrict the use or reduce the economic value of GATX’s assets, including loss of revenue, or cause GATX to incur significant expenditures to comply thereby increasing operating expenses. Certain changes to laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could result in the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following is a summary of stock repurchases for the quarter ended June 30, 2009. On January 23, 2008, GATX’s Board of Directors authorized a $200 million share repurchase program.
Issuer Purchases of Equity Securities

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
			Total Number of Shares	Shares that May Yet
	(a)	(b)	Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced	the Plans or
Total	Shares Purchased	Paid per Share(1)	Plans or Programs	Programs (1)
April 1-30, 2009	951,200	$22.18	951,200	$72.3 million
May 1-31, 2009	133,861	$28.20	133,861	$68.6 million

Totals	1,085,061	$22.92	1,085,061

(1)	Does not include commissions paid to repurchase shares.
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

Date: July 30, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).