Form 10-Q
period 2009-09-30
GATX CORP
filed 2009-10-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009, 46.1 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

	September 30	December 31
	2009	2008
Assets

Cash and Cash Equivalents	$83.6	$102.2
Restricted Cash	37.4	41.1

Receivables
Rent and other receivables	57.8	79.5
Finance leases	317.5	331.8
Loans	1.0	4.9
Less: allowance for possible losses	(12.1)	(18.6)

	364.2	397.6

Operating Assets and Facilities
Rail	5,378.1	5,232.3
Specialty	243.8	271.4
ASC	380.0	373.1
Less: allowance for depreciation	(1,974.2)	(1,955.2)

	4,027.7	3,921.6

Investments in Affiliated Companies	450.6	399.3
Goodwill	99.2	95.7
Other Assets	195.2	232.9

Total Assets	$5,257.9	$5,190.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$114.7	$146.6
Debt
Commercial paper and borrowings under bank credit facilities	83.9	125.1
Recourse	2,627.7	2,376.2
Nonrecourse	236.9	243.3
Capital lease obligations	56.1	64.7

	3,004.6	2,809.3

Deferred Income Taxes	728.2	710.9
Other Liabilities	298.2	399.1

Total Liabilities	4,145.7	4,065.9

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,071 and 17,428 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2009 and December 31, 2008, respectively, aggregate liquidation preference of $1.0 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,227,113 and 65,051,639 shares issued and 46,103,727 and 48,725,953 shares outstanding as of September 30, 2009 and December 31, 2008, respectively)	40.6	40.6
Additional paid in capital	615.7	611.7
Retained earnings	1,081.7	1,062.6
Accumulated other comprehensive loss	(65.5)	(85.2)
Treasury stock at cost (19,123,386 shares at September 30, 2009 and 16,325,686 at December 31, 2008)	(560.3)	(505.2)

Total Shareholders’ Equity	1,112.2	1,124.5

Total Liabilities and Shareholders’ Equity	$5,257.9	$5,190.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross Income
Lease income	$223.0	$233.6	$678.9	$703.4
Marine operating revenue	36.3	98.4	75.7	200.7
Asset remarketing income	3.1	14.5	25.2	44.6
Other income	14.1	33.9	42.4	80.1

Revenues	276.5	380.4	822.2	1,028.8
Share of affiliates’ earnings	15.6	40.1	23.0	81.1

Total Gross Income	292.1	420.5	845.2	1,109.9

Ownership Costs
Depreciation	55.3	54.4	161.8	156.5
Interest expense, net	40.3	36.0	125.0	107.8
Operating lease expense	34.2	35.1	101.7	110.8

Total Ownership Costs	129.8	125.5	388.5	375.1

Other Costs and Expenses
Maintenance expense	65.8	65.4	195.3	193.9
Marine operating expense	25.8	73.6	51.0	153.5
Selling, general and administrative	35.0	48.1	102.1	129.1
Other	8.8	7.8	22.2	31.0

Total Other Costs and Expenses	135.4	194.9	370.6	507.5

Income before Income Taxes	26.9	100.1	86.1	227.3
Income Taxes	7.3	26.2	26.2	61.4

Net Income	$19.6	$73.9	$59.9	$165.9

Per Share Data
Basic	$0.43	$1.52	$1.28	$3.51
Average number of common shares (in millions)	45.9	48.6	46.8	47.3

Diluted	0.42	1.46	1.24	3.31
Average number of common shares and common share equivalents (in millions)	48.0	50.9	48.9	51.1

Dividends declared per common share	$0.28	$0.27	$0.84	$0.81
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	September 30
	2009	2008
Operating Activities
Net income	$59.9	$165.9

Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets and securities	(16.9)	(64.1)
Depreciation	168.4	164.1
Asset impairment charges	7.7	4.5
Deferred income taxes	18.2	60.7
Share of affiliates’ earnings, net of dividends	(10.9)	(44.3)
Change in income taxes payable	(9.6)	(14.1)
Change in accrued operating lease expense	(34.6)	(35.2)
Employee benefit plans	(43.7)	0.3
Other	(6.5)	(21.8)

Net cash provided by operating activities	132.0	216.0

Investing Activities
Additions to operating assets and facilities	(315.0)	(383.7)
Investments in affiliates	(61.2)	(55.3)
Other	(0.3)	(5.8)

Portfolio investments and capital additions	(376.5)	(444.8)
Purchases of leased-in assets	(10.7)	(70.1)
Portfolio proceeds	55.2	103.4
Proceeds from sales of other assets	50.1	58.8
Proceeds from sale-leaseback	45.7	—
Net decrease in restricted cash	3.7	5.6
Other	—	(42.1)

Net cash used in investing activities	(232.5)	(389.2)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	636.5	339.8
Repayments of debt (original maturities longer than 90 days)	(409.9)	(21.5)
Net decrease in debt with original maturities of 90 days or less	(43.0)	(87.1)
Payments on capital lease obligations	(8.6)	(6.4)
Stock repurchases	(55.1)	(76.5)
Employee exercises of stock options	—	7.4
Cash dividends	(39.4)	(38.5)
Other	0.7	—

Net cash provided by financing activities	81.2	117.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(1.3)

Net decrease in Cash and Cash Equivalents during the period	(18.6)	(57.3)
Cash and Cash Equivalents at beginning of period	102.2	104.4

Cash and Cash Equivalents at end of period	$83.6	$47.1

Non-Cash Transaction
Assumption of nonrecourse debt	$—	$74.7

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We have evaluated subsequent events through October 27, 2009, which is the date that these financial statements were issued. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, as set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009 (“GATX’s May 8th Current Report”). Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.
Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-1, Topic 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which identifies the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all non-SEC accounting and reporting standards. All future accounting standards will be issued in the form of Accounting Standards Updates. Generally, the Codification is not expected to change GAAP. GATX adopted the provisions of the Codification as of September 30, 2009, and other than revisions to GATX’s references to applicable accounting guidance, the adoption had no impact on GATX’s financial position, results of operations or cash flows.
     As of January 1, 2009, GATX adopted authoritative guidance issued by the FASB regarding certain convertible debt instruments (formerly Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). The new guidance amended the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and requires issuers of such convertible debt instruments to account separately for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. See Note 11 for additional details regarding GATX’s convertible debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     GATX applied the convertible debt guidance on a retrospective basis for all periods presented. The effects of the application on GATX’s previously issued financial statements were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
Consolidated Statements of	As	As	As	As
Income	Reported	Adjusted	Reported	Adjusted
Interest expense, net	$35.8	$36.0	$106.3	$107.8
Total Ownership Costs	125.3	125.5	373.6	375.1
Other	7.8	7.8	30.5	31.0
Total Other Costs and Expenses	194.9	194.9	507.0	507.5
Income before Income Taxes	100.3	100.1	229.3	227.3
Income Taxes	26.3	26.2	62.2	61.4
Net Income	74.0	73.9	167.1	165.9
Basic Earnings per share	1.52	1.52	3.53	3.51
Diluted Earnings per share	1.46	1.46	3.31	3.31

	Nine Months Ended September 30, 2008
Consolidated Statement of Cash Flows	As Reported	As Adjusted
Net income	$167.1	$165.9
Deferred income taxes	61.5	60.7
Other	(23.8)	(21.8)
     As of January 1, 2009, GATX adopted authoritative guidance issued by the FASB on business combinations (formerly SFAS No. 141(R), Business Combinations). The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree at their respective fair values as of the acquisition date; the immediate expense recognition of transaction costs; and the accounting for restructuring costs separately from the business combination. This Statement also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows.
     As of January 1, 2009, GATX adopted authoritative guidance issued by the FASB on noncontrolling interests (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). The guidance requires entities to report noncontrolling (minority) interests of consolidated subsidiaries as a component of shareholders’ equity on the balance sheet, include all earnings of a consolidated subsidiary in consolidated results of operations, and treat all transactions between an entity and the noncontrolling interest as equity transactions between the parties. GATX does not consolidate any partially owned subsidiaries and therefore the application of this guidance had no impact on its financial position, results of operations or cash flows.
     As of January 1, 2009, GATX adopted authoritative guidance issued by the FASB on derivative disclosures (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities). The guidance requires enhanced disclosures about a company’s use of derivative instruments, its applicable accounting policies related to derivatives, and the effect of those derivatives on its financial position, results of operations and cash flows. See Note 4 for enhanced disclosures related to derivative transactions.
     In the second quarter of 2009, GATX adopted three revisions to the authoritative guidance as issued by the FASB covering a number of issues, including fair value measurements, other than temporary impairments and related interim disclosures (formerly FSP FAS No. 157-4, Determining Fair Value when the Volume and Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, FSP FAS No. 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, and FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows. See Note 4 for enhanced fair value disclosure.
     As of June 30, 2009, GATX adopted authoritative guidance issued by the FASB on subsequent events (formerly SFAS No. 165, Subsequent Events). The guidance addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. See Basis of Presentation for the disclosures required by this guidance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
New Accounting Pronouncements
     In June 2009, the FASB issued authoritative guidance, which revises the accounting for and reporting of transfers of financial assets and eliminates the concept of a qualifying special-purpose entity (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). The guidance, which also requires enhanced disclosures about an entity’s involvement with transfers of financial assets, is effective for annual reporting periods beginning after November 15, 2009. GATX does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued authoritative guidance which revises the accounting for and reporting of variable interest entities (“VIEs”) (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46). The guidance, which is effective for annual reporting periods beginning after November 15, 2009, requires an entity to perform a qualitative analysis each reporting period to determine whether a VIE must be consolidated and further requires additional disclosures related to significant judgments and assumptions considered in the analysis, the nature of risks associated with an entity’s involvement with a VIE, and how that involvement affects the entity’s financial position, financial performance and cash flows. GATX is currently evaluating what effect, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues	$160.8	$195.4	$489.5	$530.0
Pre-tax income reported by affiliates	30.2	87.2	40.1	168.3
NOTE 4. Fair Value Disclosure
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified according to a three level hierarchy based on management’s judgment about the reliability of the inputs. The fair value measurement hierarchy and the inputs used for those measurements are as follows:
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
     Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Measurement techniques such as pricing models and discounted cash flow methodologies are typically used and significant management judgment is required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     At September 30, 2009, the fair values of GATX’s assets and liabilities that are remeasured on a recurring basis are summarized below (in millions):

	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivatives (a)	$14.8	—	$14.8	—
Warrants and foreign exchange rate derivatives (b)	$1.5	—	$1.5	—
Available for sale equity securities	$2.8	$2.8	—	—

Liabilities
Interest rate derivatives (a)	$5.0	—	$5.0	—
Foreign exchange rate derivatives (b)	$0.3	—	$0.3	—

(a)	Designated as hedges

(b)	Not designated as hedges
     In 2009, GATX performed nonrecurring fair value measurements for $19.6 million (carrying value of $25.2 million) of certain long-lived assets, including railcars and other industrial equipment, and recognized impairment losses of $5.6 million, which were included in other costs and expenses. The fair values were determined using discounted cash flow methodologies and third party valuation data, as applicable. The measurements were largely performed in connection with the restructuring of leases with a bankrupt customer.
Derivative instruments
     As of September 30, 2009, GATX had 20 derivative instruments outstanding with an aggregate notional amount of $540.7 million. GATX enters into derivative transactions for purposes of hedging specific financial exposures, primarily movements in foreign currency exchange rates and changes in benchmark interest rates. GATX does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are held for investment purposes and are not hedges. Certain derivatives may not meet the established criteria to be designated as qualifying accounting hedges, even though GATX believes they are effective economic hedges. For the three and nine months ended September 30, 2009 and 2008, amounts recognized in earnings for derivatives that did not qualify as accounting hedges were immaterial.
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in earnings as interest expense. As of September 30, 2009, maturities for fair value hedges range from 2010-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of September 30, 2009, maturities for qualifying cash flow hedges ranged from 2010-2015. Within the next 12 months, GATX expects to reclassify $5.8 million ($3.6 million after tax) of net losses on cash flow hedges from accumulated other comprehensive loss to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings. Changes in the fair value of the ineffective portion of cash flow hedges are immediately recognized in earnings. For the three and nine months ended September 30, 2009 and 2008, amounts recognized in earnings for ineffectiveness were immaterial.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The income statement and other comprehensive income impacts of GATX’s derivative instruments for the three and nine months ended September 30 were as follows (in millions):

		Three Months	Nine Months
		Ended	Ended
Derivative		September 30	September 30
Designation	Location of Gain (Loss) Recognized	2009	2009
Fair value hedges (a)	Interest expense	$1.6	$(6.1)
Cash flow hedges	Amount recognized in other comprehensive (loss) income (effective portion)	$(2.4)	$12.6
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	$(2.2)	$(4.4)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	$(0.8)	$(1.2)

(a)	Offsetting the loss in interest expense was a gain relating to the fair value adjustment to the underlying debt.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on derivative instruments in net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2009, was $5.3 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
     Additionally, in the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATX’s exposure is limited to the fair value of the swap if in GATX’s favor. GATX manages the credit risk of counterparties by transacting only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GATX considers the risk of non-performance by a counterparty to be remote.
     For further information on GATX’s accounting policy with respect to derivatives, see Note 3 to the Company’s consolidated financial statements included in GATX’s May 8th Current Report.
Other Financial Instruments
     The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair value of investment funds is based on the best information available and may include quoted investment fund values. The fair values of fixed and floating rate debt, excluding convertible notes, were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Convertible notes were valued using third party quotes.
     The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of September 30, 2009 (in millions):

	Carrying	Fair
	Amount	Value
Assets
Investment Funds	$10.4	$11.0

Liabilities
Convertible notes	$41.9	$49.6
Recourse debt-fixed rate	2,197.8	2,260.2
Recourse debt-floating rate	388.0	377.5
Nonrecourse debt	236.9	249.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	September 30	December 31
	2009	2008
Affiliate guarantees	$38.1	$47.6
Asset residual value guarantees	53.6	52.1
Lease payment guarantees	59.0	63.9
Other	77.8	77.8

Total guarantees (a)	228.5	241.4
Standby letters of credit and bonds	13.4	13.6

	$241.9	$255.0

(a)	At September 30, 2009, the recorded value of GATX’s guarantees was a liability of $8.3 million. The expirations of these guarantees range from 2009 to 2019.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At September 30, 2009, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6. Variable Interest Entities
     GATX has investments that are considered VIEs, primarily consisting of leveraged leases and certain investments in affiliates that were acquired or entered into between 1994 and 2002. These VIEs are involved in railcar and equipment leasing activities and are typically financed through a mix of equity investments, debt from equity investors and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not absorb the majority of expected losses or receive the majority of expected residual returns associated with them. As a result, GATX does not consolidate these VIEs.
     At September 30, 2009, the carrying amount and maximum exposure to loss with respect to GATX’s VIEs was as follows (in millions):

	Net	Maximum
	Carrying	Exposure
	Amount	to Loss
Investments in affiliates (a)	$30.9	$39.0
Leveraged leases	83.4	83.4

Total	$114.3	$122.4

(a)	The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2018.
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income	$19.6	$73.9	$59.9	$165.9
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	33.9	(56.1)	17.1	(3.9)
Unrealized loss on securities	—	(0.8)	(0.5)	(0.3)
Unrealized gain on derivative instruments	—	9.9	2.5	0.2
Post retirement benefit plans	0.3	0.1	0.6	0.3

Comprehensive Income	$53.8	$27.0	$79.6	$162.2

NOTE 8. Share-Based Compensation
     In the first nine months of 2009, GATX granted 393,700 stock appreciation rights (“SAR”), 84,280 restricted stock units, 91,570 performance shares, and 29,006 phantom stock units. For the three and nine months ended September 30, 2009, total share-based compensation expense was $1.9 million ($1.2 million after tax) and $5.0 million ($3.1 million after tax), respectively. For the three and nine months ended September 30, 2008, total share-based compensation expense was $2.3 million ($1.4 million after tax) and $6.5 million ($4.0 million after tax), respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 9. Income Taxes
     GATX’s effective tax rate was 30% for the nine months ended September 30, 2009, compared to 27% for the nine months ended September 30, 2008. In the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first nine months of 2009 and 2008 was 33% and 30%, respectively. The difference in effective rates is driven by the variability in domestic and foreign sourced pre-tax income, including share of affiliates’ earnings, which are taxed at different income tax rates.
     As of September 30, 2009, GATX’s gross liability for unrecognized tax benefits totaled $54.4 million, which, if fully recognized, would decrease income tax expense by $36.6 million ($34.5 million net of federal tax).
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended September 30, 2009 and 2008, were as follows (in millions):

			2009 Retiree	2008 Retiree
	2009 Pension	2008 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.2	$0.1	$0.1
Interest cost	5.8	5.9	0.8	0.8
Expected return on plan assets	(7.9)	(8.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	(0.3)	(0.1)	—
Unrecognized net loss (gain)	0.7	0.4	(0.1)	—

Net costs (a)	$(0.4)	$(0.8)	$0.7	$0.9

     The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2009 and 2008, were as follows (in millions):

			2009 Retiree	2008 Retiree
	2009 Pension	2008 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$3.6	$3.7	$0.1	$0.2
Interest cost	17.6	17.6	2.2	2.4
Expected return on plan assets	(23.1)	(24.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	—
Unrecognized net loss (gain)	2.1	1.1	(0.3)	0.2

Net costs (a)	$(0.6)	$(2.4)	$1.9	$2.8

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2009, may differ from these estimates.
     GATX expects to contribute approximately $47 million to its pension plans (domestic and foreign) and approximately $4 million to its other post-retirement benefit plans in 2009. Through September 30, 2009, contributions of $46.6 million have been made to the pension plans and contributions of $3.1 million have been made to the other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 11. Convertible Debt
     In August 2003, GATX issued $125.0 million of 5.0% senior unsecured notes due in August 2023 (the “2003 Notes”). The 2003 Notes are contingently convertible into GATX common stock upon the resolution of any of five contingencies, as described in Note 13 to the Company’s consolidated financial statements included in GATX’s May 8th Current Report. At the time of issuance, GATX separated the convertible notes into liability and equity components based on the fair value of the liability component. The resulting debt discount was amortized over five years and was fully amortized by August 2008. Interest expense of $1.6 million and $4.3 million, was recorded for the nine months ended September 30, 2009 and 2008, respectively.
     The following table sets forth certain information relating to the 2003 notes as of:

	September 30	December 31
	2009	2008
Principal balance (in millions)	$41.9	$41.9
Carrying amount of equity component (in millions)	$4.3	$4.3
Intrinsic value (in millions)	$5.3	$10.4
GATX common stock price	$27.95	$30.97
Conversion price	$24.81	$24.81

Potential number of shares issued upon conversion (in millions)	1.7	1.7
NOTE 12. Capital Structure and Earnings Per Share
     On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program. As of September 30, 2009, an aggregate of 4.9 million shares have been repurchased for $131.6 million, of which 2.8 million shares were acquired in 2009 for $55.1 million. The repurchased shares were recorded as treasury stock under the cost method.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Net income	$19.6	$73.9	$59.9	$165.9
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$19.6	$73.9	$59.9	$165.9
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After tax interest expense on convertible securities	0.3	0.5	1.0	2.9

Numerator for diluted earnings per share — income available to common shareholders	$19.9	$74.4	$60.9	$168.8
Denominator:
Denominator for basic earnings per share — weighted average shares	45.9	48.6	46.8	47.3
Effect of dilutive securities:
Equity compensation plans	0.3	0.5	0.3	0.5
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	1.7	1.7	1.7	3.2

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	48.0	50.9	48.9	51.1

Basic earnings per share	$0.43	$1.52	$1.28	$3.51

Diluted earnings per share	$0.42	$1.46	$1.24	$3.31

*	Less than $0.1 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly owned subsidiary of the Company currently named GATX Rail Poland, sp. z o.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (the “Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”), an indirect subsidiary of PKP. The allegedly breached condition required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (the “Kolsped Note”). In May 1999, the then current holder of the Kolsped Note, a bank (“Bank”), sued PKP under its guarantee. PKP lost the DEC Note and therefore did not use it to satisfy the guarantee, and the Bank ultimately secured a judgment against PKP in 2002. PKP also failed to notify DEC of the Bank’s lawsuit while the lawsuit was pending.
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second day, which had previously been scheduled for September 16, 2008, was adjourned to allow time for the parties to discuss a settlement but no settlement agreement was reached. A trial date previously scheduled for September 9, 2009, was postponed, and the next trial date has not yet been set. GATX Rail Poland intends to vigorously defend this lawsuit.
     As of September 30, 2009, PKP claims damages in the amount of PLN 126.4 million or $44.0 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the court awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005 to the date of the award. The Company has recorded an accrual of $15.5 million. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Viareggio Derailment
     On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-one people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A. The cause of the accident is currently under investigation. Due to the ongoing nature of the investigation, many of the facts about the accident have not been made available to GATX Rail Austria. GATX Rail Austria and its subsidiaries have offered their cooperation to the authorities who are investigating the accident. GATX Rail Austria has received notices of claims from a small number of persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury as is customary for railcar owners and lessors. At this time, the Company cannot predict either the outcome of the investigation or what legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. The Company has not established any accruals for potential liability related to this accident.
NOTE 14. Financial Data of Business Segments
     The financial data presented below depicts the profitability, financial position and capital expenditures of each of GATX’s continuing business segments.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables present certain segment data for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Rail	Specialty	ASC	Other	Total
Three Months Ended September 30, 2009
Profitability
Revenues	$222.6	$16.4	$37.3	$0.2	$276.5
Share of affiliates’ earnings	3.6	12.0	—	—	15.6

Total gross income	226.2	28.4	37.3	0.2	292.1
Ownership costs	112.0	11.8	5.4	0.6	129.8
Other costs and expenses	66.4	3.4	30.6	—	100.4

Segment profit	47.8	13.2	1.3	(0.4)	61.9
SG&A					35.0

Income before income taxes					26.9
Capital Expenditures
Portfolio investments and capital additions	105.3	78.3	0.3	2.2	186.1
Selected Balance Sheet Data at September 30, 2009
Investments in affiliated companies	124.9	325.7	—	—	450.6
Identifiable assets	4,159.0	672.7	262.2	164.0	5,257.9

Three Months Ended September 30, 2008
Profitability
Revenues	$262.9	$21.6	$99.5	$(3.6)	$380.4
Share of affiliates’ earnings	14.2	25.9	—	—	40.1

Total gross income	277.1	47.5	99.5	(3.6)	420.5
Ownership costs	109.0	9.5	6.7	0.3	125.5
Other costs and expenses	61.8	6.1	78.9	—	146.8

Segment profit	106.3	31.9	13.9	(3.9)	148.2
SG&A					48.1

Income before income taxes					100.1
Capital Expenditures
Portfolio investments and capital additions	138.7	89.0	(1.4)	1.9	228.2
Selected Balance Sheet Data at December 31, 2008
Investments in affiliated companies	149.7	249.6	—	—	399.3
Identifiable assets	4,113.3	649.7	275.3	152.1	5,190.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	Total
Nine Months Ended September 30, 2009
Profitability
Revenues	$685.4	$57.0	$78.8	$1.0	$822.2
Share of affiliates’ earnings	(8.8)	31.8	—	—	23.0

Total gross income	676.6	88.8	78.8	1.0	845.2
Ownership costs	337.6	35.0	13.1	2.8	388.5
Other costs and expenses	203.8	10.3	55.6	(1.2)	268.5

Segment profit	135.2	43.5	10.1	(0.6)	188.2
SG&A					102.1

Income before income taxes					86.1
Capital Expenditures
Portfolio investments and capital additions	277.3	85.9	6.9	6.4	376.5
Selected Balance Sheet Data at September 30, 2009
Investments in affiliated companies	124.9	325.7	—	—	450.6
Identifiable assets	4,159.0	672.7	262.2	164.0	5,257.9

Nine Months Ended September 30, 2008
Profitability
Revenues	$759.0	$69.1	$203.9	$(3.2)	$1,028.8
Share of affiliates’ earnings	19.1	62.0	—	—	81.1

Total gross income	778.1	131.1	203.9	(3.2)	1,109.9
Ownership costs	330.2	26.5	15.9	2.5	375.1
Other costs and expenses	197.5	12.2	168.2	0.5	378.4

Segment profit	250.4	92.4	19.8	(6.2)	356.4
SG&A					129.1

Income before income taxes					227.3
Capital Expenditures
Portfolio investments and capital additions	266.7	158.6	6.4	13.1	444.8
Selected Balance Sheet Data at December 31, 2008
Investments in affiliated companies	149.7	249.6	—	—	399.3
Identifiable assets	4,113.3	649.7	275.3	152.1	5,190.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2009, and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary asset segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2009. For further information, refer to the Company’s Current Report on Form 8-K, containing the consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 8, 2009 (“GATX’s May 8th Current Report”).

DISCUSSION OF OPERATING RESULTS
     Net income was $59.9 million or $1.24 per diluted share for the first nine months of 2009 compared to net income of $165.9 million or $3.31 per diluted share for the first nine months of 2008. The 2009 results include after tax unrealized losses of $18.5 million or $0.38 per diluted share related to certain interest rate swaps at GATX’s AAE Cargo A.G. affiliate (AAE). Results for the first nine months of 2008 include $26.4 million or $0.52 per diluted share in aggregate after tax income from the reversal of an income tax accrual, a gain on the sale of real estate and the reversal of environmental reserves, both in Europe, and net unrealized gains related to AAE interest rate swaps.
     Net income was $19.6 million or $0.42 per diluted share for the third quarter of 2009 compared to net income of $73.9 million or $1.46 per diluted share for the third quarter of 2008. Third quarter 2008 results include after tax income of $24.4 million or $0.48 per diluted share in income from a gain on the sale of real estate and the reversal of environmental reserves as well as unrealized gains from AAE interest rate swaps.
     Total investment volume was $376.5 million for the first nine months of 2009 compared to $444.8 million for the first nine months of 2008.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross Income
Rail	$226.2	$277.1	$676.6	$778.1
Specialty	28.4	47.5	88.8	131.1
ASC	37.3	99.5	78.8	203.9

Total segment gross income	291.9	424.1	844.2	1,113.1
Other income	0.2	(3.6)	1.0	(3.2)

Consolidated Gross Income	292.1	420.5	845.2	1,109.9

Segment Profit
Rail	47.8	106.3	135.2	250.4
Specialty	13.2	31.9	43.5	92.4
ASC	1.3	13.9	10.1	19.8

Total Segment Profit	62.3	152.1	188.8	362.6
Less:
Selling, general and administrative expenses	35.0	48.1	102.1	129.1
Unallocated interest expense, net	0.6	0.3	3.0	2.7
Other, including eliminations	(0.2)	3.6	(2.4)	3.5
Income taxes	7.3	26.2	26.2	61.4

Net Income	$19.6	$73.9	$59.9	$165.9

Basic earnings per share	$0.43	$1.52	$1.28	$3.51
Diluted earnings per share	$0.42	$1.46	$1.24	$3.31
Return on Equity
     GATX’s return on equity (“ROE”) is shown for the trailing twelve months ended September 30:

	2009	2008
ROE	7.4%	17.5%

Segment Operations
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and affiliates’ earnings attributable to the segments, as well as ownership costs and other costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Other costs and expenses include, but are not limited to, maintenance, marine operating costs, asset impairment charges, litigation, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.
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
Rail
Segment Summary
     During 2009, continued economic weakness in North America has negatively affected lease pricing and demand for railcars. While Rail continued to re-lease the majority of its cars whose leases expired, new lease rates are generally lower. Utilization, after holding steady at approximately 98% throughout 2008, has trended down in 2009, as expected. At the end of the third quarter, North American fleet utilization was 95.9%, compared to 96.0% at the end of the second quarter and 96.5% at the end of the first quarter. The GATX Lease Price Index (the “LPI”) (see definition below) declined 8.5% in the third quarter of 2009, compared to a decline of 9.8% for the second quarter of 2009 and a decline of 0.3% for the third quarter of 2008. Lease terms on renewals for LPI cars averaged 39 months in the third quarter of 2009, compared to 36 months for the second quarter of 2009 and 57 months in the third quarter of 2008. The decrease in the length of lease renewals in 2009 reflects GATX’s desire to shorten term in anticipation of an eventual market recovery. Rail entered 2009 with leases on approximately 15,000 cars scheduled to expire. As of September 30, 2009, leases on approximately 4,000 cars are scheduled to expire in the fourth quarter. Additionally, leases covering approximately 16,500 cars are scheduled to expire in 2010. Renewal success and rental rates associated with these scheduled expirations, in light of current market conditions, are expected to have a dampening effect on lease income in the near term.
     In Europe, economic weakness is also having a negative impact on rail operations, most significantly in the freight car sector. Rail’s wholly-owned European tank car fleet has a high concentration of cars deployed in the petroleum market, which had exhibited relatively stable demand compared to other car types. However, the severity of the current economic downturn has started to negatively affect demand for cars serving this market as well. Utilization of the wholly-owned tank car fleet declined to 94.7% at the end of the third quarter, compared to 95.6% at the end of the second quarter and 96.5% at the end of the first quarter. AAE is experiencing substantial market pressure due to its concentration in freight cars, particularly intermodal cars.
     During the first nine months of 2009, Rail’s investments, which consisted primarily of new railcars acquired pursuant to existing commitments and portfolio acquisitions, were $277.3 million compared to $266.7 million in 2008. At September 30, 2009, Rail had total assets of $5.2 billion, including $1.0 billion of off balance sheet assets, compared to $5.0 billion, including $1.0 billion of off balance sheet assets, at September 30, 2008.

     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross Income
Lease income	$208.8	$218.5	$634.3	$658.5
Asset remarketing income	0.2	8.5	11.4	21.7
Other income	13.6	35.9	39.7	78.8

Revenues	222.6	262.9	685.4	759.0
Affiliates’ earnings	3.6	14.2	(8.8)	19.1

	226.2	277.1	676.6	778.1

Ownership Costs
Depreciation	47.4	45.9	141.0	135.7
Interest expense, net	30.6	28.4	95.7	84.8
Operating lease expense	34.0	34.7	100.9	109.7

	112.0	109.0	337.6	330.2

Other Costs and Expenses
Maintenance expense	61.0	60.0	185.1	182.0
Other	5.4	1.8	18.7	15.5

	66.4	61.8	203.8	197.5

Segment profit	$47.8	$106.3	$135.2	$250.4

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

Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars for the quarters indicated:

	September 30	December 31	March 31	June 30	September 30
	2008	2008	2009	2009	2009

Beginning balance	110,195	109,874	112,976	112,326	111,154
Cars added	1,535	4,411	354	711	1,478
Cars scrapped	(1,078)	(970)	(855)	(1,056)	(1,302)
Cars sold	(778)	(339)	(149)	(827)	(124)

Ending balance	109,874	112,976	112,326	111,154	111,206
Utilization rate at quarter end	97.8%	97.9%	96.5%	96.0%	95.9%
     The following table summarizes fleet activity for Rail’s European railcars for the quarters indicated:

	September 30	December 31	March 31	June 30	September 30
	2008	2008	2009	2009	2009

Beginning balance	19,507	19,583	19,724	19,886	20,000
Cars added	135	144	190	124	91
Cars scrapped or sold	(59)	(3)	(28)	(10)	(86)

Ending balance	19,583	19,724	19,886	20,000	20,005
Utilization rate at quarter end	97.6%	97.1%	96.5%	95.6%	94.7%

     The following table summarizes Rail’s average active cars for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
North America	106,136	107,565	107,867	108,502
Europe	19,045	19,074	19,104	19,009
Rail’s Lease Income
     Components of Rail’s lease income for the three and nine months ended September 30 are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
North America	$164.2	$169.4	$506.2	$513.0
Europe	36.6	40.3	104.0	119.5
Locomotives	8.0	8.8	24.1	26.0

	$208.8	$218.5	$634.3	$658.5

Comparison of the First Nine Months of 2009 to the First Nine Months of 2008
Segment Profit
     Rail’s segment profit in 2009 was impacted by $22.0 million of unrealized losses due to changes in the fair value of certain interest rate swaps at AAE. Segment profit in 2008 reflected a $12.0 million gain on the sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Europe, and a $3.7 million unrealized gain on the interest rate swaps at AAE. Excluding these items, Rail’s segment profit decreased $69.3 million, primarily due to lower lease, scrapping and asset remarketing income.
Gross Income
     Lease income in North America decreased $6.8 million, primarily due to fewer cars on lease and $5.2 million of reduced rents on restructured leases resulting from customer bankruptcies and non-performing leases. These items were partially offset by higher lease rates on leases renewed in the prior year. On average during the first nine months of 2009, there were approximately 600 fewer railcars on lease as compared to the first nine months of 2008, primarily due to lease-end returns. The current year includes 3,650 active cars that were acquired in December 2008 from Allco Finance Group Limited (“Allco”), largely offsetting the impact of lease-end returns on 2009 lease income. In Europe, a $15.5 million decrease in lease income was driven by the unfavorable foreign exchange effects of a stronger U.S. Dollar and was partially offset by higher lease rates and an average of 95 more cars on lease. Asset remarketing income decreased $10.3 million due to fewer asset sales in the current period. Other income was $39.1 million lower, primarily due to lower scrap income (driven by significantly lower steel prices), a $12.0 million gain on the sale of an office building recorded in 2008 and the receipt in the prior year of a lease termination fee. Affiliates’ earnings were lower due to the $22.0 million unrealized loss at AAE compared to the $3.7 million unrealized gain in 2008. Excluding the unrealized loss and gain, 2009 affiliates’ earnings were lower primarily due to a casualty gain recognized by an affiliate in the prior year and lower operating results at AAE due to fewer cars on lease.
     AAE holds multiple derivative instruments to hedge interest rate risk associated with forecasted floating rate debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized loss recognized in 2009 was primarily driven by the significant decline in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.
Ownership Costs
     Ownership costs increased $7.4 million, net of a $7.0 million reduction due to the favorable foreign exchange effects of a stronger U.S. Dollar. The increase in ownership costs was largely driven by interest and depreciation expense associated with investment volume over the last 12 months, particularly the acquisition of the Allco fleet. The mix of ownership costs was impacted by the sale and lease-back of railcars in 2009 and the purchases of previously leased-in railcars in 2009 and 2008.
Other Costs and Expenses
     In North America, maintenance costs increased $12.2 million, largely due to higher car volumes, increased lessee turnover activity and increased repairs performed by railroads. In Europe, maintenance costs were $9.1 million lower, primarily due to the favorable foreign exchange effects of a stronger U.S. Dollar and the receipt of a manufacturer’s reimbursement for the cost of certain warranty repairs performed by GATX.
     Other in 2009 included a $2.8 million insurance recovery related to a fire at a GATX repair facility in Europe, a $6.9 million reversal of provision for losses and a $4.8 million asset impairment charge. Both the provision reversal and impairment were recorded in connection with the restructuring of leases with a customer who had declared bankruptcy. Other in 2008 included the aforementioned reversal of $8.2 million of environmental reserves. Excluding these items, Other in 2009 was comparable to the prior year.
Comparison of the Third Quarter 2009 to the Third Quarter 2008
Segment Profit
     Rail’s segment profit for the third quarter of 2008 reflected a $12.0 million gain on the sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Europe, and a $9.2 million unrealized gain on interest rate swaps at AAE. Excluding these items, Rail’s segment profit decreased $29.1 million in the third quarter of 2009, primarily due to lower lease, scrapping and asset remarketing income.
Gross Income
     Lease income in North America decreased $5.2 million, primarily due to fewer cars on lease and $2.5 million of reduced rents on restructured leases resulting from customer bankruptcies. On average during the third quarter of 2009, there were approximately 1,400 fewer railcars on lease as compared to the third quarter of 2008, primarily due to lease-end returns. The current year includes 3,650 active cars that were acquired in December 2008 from Allco, largely offsetting the impact of lease-end returns on 2009 lease income. In Europe, a $3.7 million decrease in lease income due to the unfavorable foreign exchange effects of a stronger U.S. Dollar was partially offset by higher renewal rates in 2009. Asset remarketing income decreased $8.3 million due to fewer asset sales in the current period. Other income was $22.3 million lower, primarily due to lower scrap income largely resulting from significantly lower steel prices and a $12.0 million gain on the sale of an office building recorded in 2008. Affiliates’ earnings were lower due to a $9.2 million unrealized gain recorded by AAE in 2008. Excluding the unrealized gain, 2009 affiliates’ earnings were lower primarily due to a casualty gain recognized by an affiliate in the prior year, unfavorable foreign exchange and lower operating results at AAE due to fewer cars on lease.
Ownership Costs
     Ownership costs increased $3.0 million, primarily due to interest and depreciation associated with investment volume over the last 12 months, particularly the acquisition of the Allco fleet. The mix of ownership costs was impacted by the sale and lease-back of railcars in 2009 and the purchases of previously leased-in railcars in 2009 and 2008.
Other Costs and Expenses
     In North America, maintenance costs were $1.8 million higher largely due to base fleet maintenance due to increased lessee turnover and higher regulatory compliance costs. In Europe, maintenance costs were $0.8 million lower, primarily due to the favorable foreign exchange effects of a stronger U.S. Dollar, partially offset by higher repair and revision expenses.
     Other increased $3.6 million, primarily due to the reversal of $8.2 million of reserves in 2008 resulting from the settlement of an environmental liability in Europe, partially offset by a $2.8 million insurance recovery related to a GATX repair facility in Europe and a $1.2 million reversal of bad debt provision in the current period.

Rail Regulatory Update
     Rules Affecting TIH Cars. On January 13, 2009, the U.S. Pipeline and Hazardous Materials Safety Administration, in coordination with the Federal Railroad Administration (“FRA”) issued final interim rules (the “FRA Interim Rules”) that, among other things, establish new interim design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials (“TIH cars”). The designation “final interim” indicates that the FRA intends to continue to research enhanced design standards for TIH cars and will issue additional rulemaking in the future that will prescribe final design requirements. Under the FRA Interim Rules, TIH cars manufactured after the effective date of the rules must be built to a higher pressure class rating relative to U.S Department of Transportation specifications for tank cars. Unlike the original version of the rules proposed in April 2008, the FRA Interim Rules as adopted do not include a retirement schedule for TIH cars manufactured prior to effective date of the rules. However, the FRA Interim Rules require that existing TIH cars receive appropriate certification from the Association of American Railroads (“AAR”) in order to remain in TIH service. The certification requirements are currently being developed by the AAR and, depending on the final certification requirements adopted, it is possible that some existing TIH cars will need to be removed from TIH service. Until these certification procedures are finalized, GATX cannot reasonably conclude precisely what impact, if any, the FRA Interim Rules may have on GATX’s tank car fleet. Once final certification standards are adopted, GATX will evaluate the technical requirements of the final design standards to determine the effect on its fleet.
     As of September 30, 2009, approximately 2,100 TIH cars remained in service in GATX’s fleet (approximately 1.9% of its North American fleet) and, based upon management’s review, GATX does not expect that the FRA Interim Rules will have a material impact on the Company’s financial position or results of operations.
     European Regulatory Developments. An immaterial number of railcars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries, have been affected by restrictions on their movement imposed by the Italian rail safety authorities. Similar restrictions on movement of these cars imposed by the French rail safety authorities were lifted in September, 2009. The restrictions are focused on certain wheelsets of the type installed on one of the railcars involved in the June 29, 2009, accident in the city of Viareggio, Italy. (See Note 13 to the consolidated financial statements for further information on the accident.) GATX Rail Austria and its subsidiaries are in the process of implementing a modified wheelset inspection program that is consistent with recent enhancements to European railcar industry practices. Future industry actions in response to the Viareggio accident may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. The scope and cost of any potential future maintenance initiatives by GATX Rail Austria and its subsidiaries are not known at this time. The Company does not currently expect that any costs associated with these potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Specialty
Segment Summary
     Capital market volatility continues to create investment uncertainty for Specialty’s industrial equipment customers, which has resulted in limited investment opportunities in 2009. Specialty’s total asset base, including off balance sheet assets, was $676.9 million at September 30, 2009, compared to $654.4 million at December 31, 2008, and $681.5 million at September 30, 2008. During the first nine months of 2009, Specialty invested $85.9 million, compared to $158.6 million in the first nine months of 2008. Included in Specialty’s 2009 investment volume was a $54.3 million scheduled repayment of an affiliate loan. Specialty continues to pursue investment opportunities; however, realization of these opportunities will be dependent on a number of factors, including market conditions and expected returns.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross Income
Lease income	$13.2	$14.0	$41.5	$41.7
Asset remarketing income	2.9	6.0	13.8	22.9
Other income	0.3	1.6	1.7	4.5

Revenues	16.4	21.6	57.0	69.1
Affiliates’ earnings	12.0	25.9	31.8	62.0

	28.4	47.5	88.8	131.1

Ownership Costs
Depreciation	4.7	4.2	14.5	12.2
Interest expense, net	6.9	4.9	19.5	13.0
Operating lease expense	0.2	0.4	1.0	1.3

	11.8	9.5	35.0	26.5

Other Costs and Expenses	3.4	6.1	10.3	12.2

Segment profit	$13.2	$31.9	$43.5	$92.4

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	September 30	December 31	March 31	June 30	September 30
	2008	2008	2009	2009	2009

Net book value of owned assets (a)	681.5	654.4	641.3	611.4	676.9
Net book value of managed portfolio	315.2	285.9	274.1	269.2	262.3

(a)	Includes off balance sheet assets
Comparison of the First Nine Months of 2009 to the First Nine Months of 2008
Segment Profit
     Specialty’s segment profit was $48.9 million lower, primarily due to lower marine affiliates’ earnings, lower asset remarketing income and higher ownership costs.
Gross Income
     Lease income was slightly lower, primarily due to lower usage rents from pooled barges and a non-performing lease investment, partially offset by current year income from new investments. Asset remarketing income decreased $9.1 million, reflective of reduced secondary market activity. The current year included $10.6 million in residual sharing income and $3.2 million from the sale of assets, while the prior year included $14.1 million of residual sharing income and $8.8 million from the sale of assets. Other income was $2.8 million lower, primarily due to $2.4 million of fees received in the prior year from the termination of residual value guarantee (RVG) contracts. Affiliates’ earnings decreased $30.2 million due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and several out of service vessels undergoing repairs. Affiliates’ earnings also included $2.4 million of remarketing gains in 2009 compared to $4.6 million in 2008.
Ownership Costs
     Ownership costs were $8.5 million higher, primarily due to interest and depreciation expense related to investments made in 2008.
Other Costs and Expenses
     Other costs and expenses decreased $1.9 million, primarily due to lower pooled barge operating costs, partially offset by an increase in provision for losses.
Comparison of Third Quarter 2009 to Third Quarter 2008
Segment Profit
     Specialty’s segment profit was $18.7 million lower, primarily due to lower marine affiliates’ earnings and lower asset remarketing income.
Gross Income
     Lease income was $0.8 million lower, primarily due to lower usage rents from pooled barges and a non-performing lease investment, partially offset by current year income from new investments. Asset remarketing income decreased $3.1 million, primarily due to a residual sharing fee received in the prior year. Other income was $1.3 million lower, primarily due to $2.4 million of fees received in the prior year from the termination of RVG contracts. Affiliates’ earnings decreased $13.9 million due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and out of service vessels undergoing repairs. Affiliates’ earnings also included $2.0 million of remarketing gains in 2009 compared to $4.6 million in 2008.
Ownership Costs
     Ownership costs were $2.3 million higher, primarily due to increased interest and depreciation expense related to investments made in 2008.
Other Costs and Expenses
     Other costs and expenses decreased $2.7 million, primarily due to lower pooled barge operating costs and lower asset impairment charges.
ASC
Segment Summary
     The Great Lakes transportation market is severely depressed, primarily due to the downturn in the steel industry. As a result, ASC’s customers have significantly reduced freight volume requirements for 2009. For the first nine months of 2009, ASC carried 12.6 million net tons of freight, compared to 26.6 million net tons for the prior year period. Late in the third quarter, certain steel manufacturers restarted a small number of idle facilities, and demand for iron ore shipments increased accordingly. At the end of the third quarter of 2009, ASC had eight vessels in service compared to its full fleet of 18 vessels at September 30, 2008. In the fourth quarter, ASC may return certain of its laid-up vessels into service to meet this increase in customer demand. There is no indication at this time, however, that this moderate level of increased demand will continue into the 2010 sailing season.

     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross Income
Marine operating revenues	$36.3	$98.4	$75.7	$200.7
Lease income	1.0	1.1	3.1	3.2

	37.3	99.5	78.8	203.9

Ownership costs
Depreciation	3.2	4.3	6.3	8.6
Interest expense, net	2.2	2.4	6.8	7.3

	5.4	6.7	13.1	15.9

Other Costs and Expenses
Maintenance expense	4.8	5.2	10.2	11.7
Marine operating expense	25.8	73.6	51.0	153.5
Other	—	0.1	(5.6)	3.0

	30.6	78.9	55.6	168.2

Segment profit	$1.3	$13.9	$10.1	$19.8

Comparison of the First Nine Months of 2009 to the First Nine Months of 2008.
Segment Profit
     ASC’s segment profit was $9.7 million lower, primarily due to significantly lower freight volume in 2009, partially offset by lower depreciation expense due to an increase in the estimated depreciable lives of certain of ASC’s vessels. Additionally, segment profit was impacted by a $5.6 million litigation recovery recorded in the current year compared to a $2.9 million charge for litigation recorded in the prior year.
Gross Income
     Gross income decreased $125.1 million, primarily due to significantly lower freight volume and a reduction in fuel surcharges (the effect of which is largely offset in operating costs) in 2009.
Ownership Costs
     Ownership costs decreased $2.8 million, primarily due to $2.3 million lower depreciation expense resulting from an increase in the estimated useful lives of 12 of ASC’s 18 vessels.
Other Costs and Expenses
     Maintenance costs were $1.5 million lower, primarily due to fewer vessels in service. Marine operating expenses decreased $102.5 million, primarily due to reduced shipping activity and lower fuel costs in 2009. Other in 2009 includes the receipt of a $5.6 million litigation settlement and in 2008 includes a charge for an adverse legal judgment.
Comparison of Third Quarter 2009 to Third Quarter 2008
Segment Profit
     ASC’s segment profit was $12.6 million lower, primarily due to significantly lower freight volume in the third quarter of 2009, partially offset by lower depreciation expense due to the aforementioned change in estimated depreciable lives.
Gross Income
     Gross income decreased $62.2 million, primarily due to significantly lower freight volume and reduced fuel surcharges (the effect of which is largely offset in operating costs) in 2009.

Ownership Costs
     Ownership costs were $1.3 million lower, primarily due to $1.1 million lower depreciation expense resulting from an increase in the estimated useful lives of 12 of ASC’s 18 vessels.
Other Costs and Expenses
     Maintenance costs were $0.4 million lower, primarily due to fewer vessels in service. Marine operating expenses decreased $47.8 million, primarily due to reduced shipping activity and lower fuel costs in 2009.
ASC Regulatory Issues
     During 2008, the United States Environmental Protection Agency (“EPA”) and various states that border the Great Lakes initiated rulemaking or proposed legislation to address discharges incidental to the normal operation of ships, including ballast water. The EPA, in response to a successful challenge to the exemption of such incidental discharges from the permitting requirements of the Clean Water Act (“CWA”), adopted, effective December 19, 2008, a new Vessel General Permit (“VGP”) to regulate these discharges. In addition, many states have imposed state-specific limitations and monitoring requirements which have become enforceable conditions of the VGP pursuant to Section 401(d) of the CWA. Some of these additional conditions are being challenged in the courts or in administrative proceedings. ASC will comply with the VGP, including additional conditions imposed by the states, by implementing the best management practices required by the VGP through revised vessel management plans, operational procedures and recordkeeping. New York and Minnesota will require the installation of a ballast treatment system on existing vessels by 2012 and 2016, respectively. To date no treatment systems have been approved that are capable of effectively treating ballast in the volumes and pumping rates for Great Lakes ships. Accordingly, at this time ASC cannot determine the impact on its operations of the installation of such systems. ASC is working with federal regulators to test ship-board delivery systems for ballast water treatment and continues to offer its fleet to assist in educating state regulators on Great Lakes ship design and systems.
Other
     Other is comprised of unallocated interest expense, selling, general and administrative expenses (“SG&A”) and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Selling, general and administrative expenses	$35.0	$48.1	$102.1	$129.1
Unallocated interest expense, net	0.6	0.3	3.0	2.7
Other income and expense, including eliminations	(0.2)	3.6	(2.4)	3.5
Income taxes	7.3	26.2	26.2	61.4
     SG&A for the first nine months of 2009 was $27.0 million lower than the prior year. 2008 included $5.2 million of business development costs and a $2.2 million write-off of previously capitalized costs related to an internal software development project. Excluding these items, SG&A was lower primarily due to lower compensation expense and other SG&A spending and $3.4 million of favorable foreign exchange effects of a stronger U.S. dollar. Unallocated interest expense, which is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets, was slightly higher in the current year. Other income and expense for the first nine months of 2009 was favorable compared to the prior year, primarily due to a reduction of a non-income tax accrual in the current year and the absence of a $3.8 million write-down of a money market fund investment recorded in the prior year.
Income Taxes
     GATX’s effective tax rate was 30% for the nine months ended September 30, 2009, compared to 27% for the nine months ended September 30, 2008. In the current year, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits of $6.8 million. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first nine months of 2009 and 2008 was 33% and 30%, respectively. The difference in effective rates is driven by the variability in domestic and foreign sourced pre-tax income, including share of affiliates’ earnings, which are taxed at different income tax rates.
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
     Net cash provided by operating activities for the first nine months of 2009 was $132.0 million, a decrease of $84.0 million from the prior year. The decrease was primarily driven by significantly higher contributions to GATX’s pension plans, reduced joint venture distributions, lower lease income and other changes in working capital.
     Portfolio investments and capital additions for the first nine months of 2009 totaled $376.5 million, a decrease of $68.3 million from the prior year. Rail investments in 2009 were $277.3 million and Specialty investments were $85.9 million. Specialty’s investments include the $54.3 million scheduled repayment of a loan from an affiliate. The timing of investments is dependent on transaction opportunities and market conditions. Portfolio proceeds totaled $55.2 million for the first nine months of 2009, a decrease of $48.2 million from the prior year. The decrease was primarily due to lower asset remarketing proceeds, reflective of lower asset prices in the current economic environment and reduced secondary market activity.
     GATX acquired 571 previously leased-in railcars for $10.7 million in the first nine months of 2009, and 3,628 previously leased-in railcars for $70.1 million in 2008. Additionally, in 2009, GATX completed a sale-leaseback for 597 railcars (net book value $40.4 million) for net proceeds of $45.7 million. Other proceeds of $50.1 million for the first nine months of 2009 primarily consisted of $33.1 million received from the partial liquidation of a money market fund investment and $16.2 million from the scrapping of railcars. Other proceeds for the first nine months of 2008 primarily consisted of $35.9 million from the scrapping of railcars and $22.2 million from the sale of an office building in Europe. Other investing activity of $42.1 million in 2008 reflects the Balance Sheet reclassification of a money market fund investment balance from Cash and Cash Equivalents to Other Assets.
     In addition to cash from operations, GATX expects to meet debt, lease and dividend obligations through commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GATX utilizes both domestic and international banks and capital markets.
     Proceeds from the issuance of debt for the first nine months of 2009 were $636.5 million (net of hedges and debt issuance costs). Debt issuances consisted of $300 million of three-year unsecured notes with a yield of 4.77%, $300 million of five-year unsecured notes with a yield of 9.0% and $50 million of five-year floating rate secured bank debt with an initial floating rate of 4.91%. Debt repayments for the first nine months of 2009 were $409.9 million, consisting of scheduled maturities and principal payments.
     In the first nine months of 2009, 2.8 million shares of GATX common stock were repurchased for $55.1 million. In the first nine months of 2008, 2.1 million shares were repurchased for $76.5 million. These purchases were made under the Company’s $200 million share repurchase program and as of September 30, 2009, $68.6 million of authorization remains.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of September 30, 2009, availability under the facility was $494.3 million, with $43.4 million of commercial paper issued and $12.3 million of letters of credit issued, both backed by the facility. GATX terminated a $100 million, 364-day, unsecured revolving credit facility, at the end of the third quarter of 2009.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt also contain limitation on lien provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of September 30, 2009, GATX was in compliance with all covenants and conditions of its credit facilities, bank term loans, public debt indentures and European subsidiary loan agreements.
          The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2009, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. During the second quarter, Moody’s revised its rating outlook on GATX from stable to negative. During the third quarter, S&P removed GATX from credit watch negative, affirmed GATX’s long term unsecured debt credit rating at BBB+ and changed GATX’s rating outlook from stable to negative. GATX does not expect these actions or potential subsequent actions to have a material impact on GATX’s access to the capital markets or to its future debt financing costs.
Contractual Commitments
          At September 30, 2009, GATX’s unconditional obligations of $ 103.4 million were as follows (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Unconditional purchase obligations (a)	$97.2	$63.1	$33.2	$0.9	$—	$—	$—
Loan from affiliate	6.2	—	6.2	—	—	—	—

	$103.4	$63.1	$39.4	$0.9	$—	$—	$—

(a)	Primarily contractual railcar commitments.
Defined Benefit Plan Contributions
          GATX contributed $45 million to its domestic funded pension plans in 2009. These contributions combined with year-to-date investment returns in 2009 have resulted in an aggregate funding position in excess of 90% for GATX’s domestic funded pension plans as of September 30, 2009. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience.
Critical Accounting Policies
          There have been no changes to GATX’s critical accounting policies during the nine months ending September 30, 2009. For a summary of GATX’s policies, refer to Note 3 to the Company’s consolidated financial statements for the year ended December 31, 2008, as set forth in GATX’s May 8th Current Report.
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
Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.
•	On Balance Sheet Assets — Total assets as reported on the balance sheet.
Reconciliation of non-GAAP financial information (in millions):

	September 30	December 31	March 31	June 30	September 30
	2008	2008	2009	2009	2009
Consolidated On Balance Sheet Assets	$5,093.1	$5,190.4	$5,049.8	$5,091.2	$5,257.9
Off Balance Sheet Assets	1,052.2	1,061.2	992.4	993.6	1,008.4

Total On and Off Balance Sheet Assets	$6,145.3	$6,251.6	$6,042.2	$6,084.8	$6,266.3

Shareholders’ Equity	$1,274.6	$1,124.5	$1,069.7	$1,069.8	$1,112.2
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
          No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
          Information concerning litigation and other contingencies is described in Note 13 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
          Since June 30, 2009, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and to Part II: Item 1A, Risk Factors of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

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

Date: October 27, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).