Form 10-K
period 2009-12-31
GATX CORP
filed 2010-02-25
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2009.

As of January 31, 2010, 46.1 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 12, 2010	PART III

GATX CORPORATION

2009 FORM 10-K

Item 1.	Business

GENERAL

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”). In 2007, GATX completed the sale of its aircraft leasing business (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. For details regarding foreign operations, see discussion in Note 21 to the consolidated financial statements. For details regarding each segment’s operating results and assets, see Note 23 to the consolidated financial statements.

At December 31, 2009, GATX had total assets of $6.2 billion, comprised largely of railcars, marine vessels and joint venture investments. This figure includes $1.0 billion of assets, primarily railcars, that were leased-in under operating leases and therefore were not recorded on the balance sheet.

BUSINESS SEGMENTS

Rail

Rail leases tank cars, freight cars and locomotives in North America and Europe. Operating for over 100 years, Rail is a leader in the railcar leasing industry and controls one of the largest privately owned railcar fleets in the world. Rail established this position through a disciplined investment approach under which it sources railcars from manufacturers and makes opportunistic purchases of railcar fleets in the secondary market.

At December 31, 2009, Rail had total assets of $5.2 billion, including $1.0 billion of off balance sheet assets. Rail’s railcar leasing customers are primarily comprised of shippers of chemical, petroleum and food products as well as railroads. Rail’s fleet consists of a broad and diverse selection of railcar types that are used to ship approximately 700 different commodities.

The following table provides information on some of the major railcar types that Rail leases to its customers and the commodities shipped in these railcars.

		Specialty	Gravity
General Service	High Pressure	Covered	Covered		Open Top
Tank Cars	Tank Cars	Hoppers	Hoppers	Gondolas	Hoppers
Caustic Soda	LPG	Sugar	Grain Products	Industrial Minerals	Coal

Petroleum	Vinyl Chloride	Flour	Solid Fertilizer	Taconite	Gravel

Corn Syrup	Polypropylene	Cement	Sand	Scrap Metal	Industrial Minerals

Biofuels	Anhydrous Ammonia	Sodium Chlorate	Cement	Metallurgic Coke	Petroleum Coke

Rail’s Worldwide Fleet	Rail’s Industries Served

131,000 Railcars as of 12/13/09	Based on 2009 Rail revenues

As of December 31, 2009, Rail’s worldwide fleet, comprised of wholly-owned and leased-in railcars, totaled approximately 131,000 railcars. These cars have depreciable lives of 30 to 38 years and an average age of approximately 16 years in North America and 24 years in Europe. Rail also had an ownership interest in approximately 29,000 railcars through investments in affiliated companies. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages approximately 2,700 railcars for third-party owners. The following table sets forth Rail’s fleet data as of December 31, 2009:

	Tank	Freight		Affiliate	Managed
	Railcars	Railcars	Total Fleet	Railcars	Railcars	Total Railcars	Locomotives

North America	60,423	50,447	110,870	3,573	1,954	116,397	529
Europe	19,808	225	20,033	24,976	751	45,760	—

	80,231	50,672	130,903	28,549	2,705	162,157	529

Rail primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars under which the lessee is responsible for maintenance, insurance and taxes. Rail has a large and diverse customer base, serving approximately 800 customers. In 2009, no single customer accounted for more than 2.5% of Rail’s total lease income, and the top ten customers combined accounted for approximately 19% of Rail’s total lease income.

North America

In North America, Rail leases new railcars for terms that generally range from three to ten years, with renewals of existing leases generally ranging from two to seven years. The average remaining lease term of the North American fleet was four years as of December 31, 2009. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, American Railcar Leasing, CIT Group, Inc., Trinity Leasing, and First Union Rail. Rail competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., FreightCar America, National Steel Car Ltd. and The Greenbrier Companies. In addition to the purchase of new cars, Rail acquires existing portfolios or fleets of complementary railcars in the secondary market.

Rail’s North American operation also includes its locomotive leasing business, which primarily consists of 529 locomotives, 80% of which are four-axle and 20% are six-axle. Additionally, Rail manages 66 locomotives for an affiliate. Four-axle locomotives have not been manufactured in any material quantity since the mid-1980s but continue to be in demand by railroads and shippers. As a result, with periodic refurbishment, the four-axle fleet is expected to continue to be marketable and yield attractive returns. Rail’s locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Locomotive leases are typically net leases and terms vary from month-to-month to 15 years. As of December 31, 2009, the average remaining lease term of Rail’s locomotive fleet was three years with remaining depreciable lives ranging from 8 to 17 years. Rail’s major competitors in locomotive leasing are Helm Financial Corporation, CIT Group, Inc., Relco Locomotives, Inc. and National Railway Equipment Corporation. Competitive factors in the market include equipment condition, availability, customer service and pricing.

North American Maintenance

The majority of Rail’s leases are full-service contracts under which Rail maintains the railcars. Rail operates an extensive network of service facilities across North America that performs repair, maintenance and regulatory compliance work on the fleet. This maintenance organization is dedicated to performing timely, efficient and high quality repair services. Maintenance services include interior cleaning of railcars, general repairs to car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and paint, and car stenciling. To the extent possible, regulatory compliance work is conducted while cars are in the service centers for customer directed repairs, thereby minimizing the amount of time the car is out of service. Rail’s maintenance network consists of:

•	Seven major service centers. These full-service facilities can complete virtually any repair or modification project.

•	Six customer-dedicated sites operating solely within specific customer plants. Services offered at these sites are typically tailored to the needs of the customer’s fleets.

•	Six “Fast Track” locations, all operating in the United States. Fast Track locations are smaller in size and scale than major service centers, primarily focusing on routine cleaning, repair and regulatory compliance services.

•	Twenty mobile repair units. These repair trucks are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

Rail’s maintenance network is supplemented by a number of approved third-party service centers that adhere to GATX’s quality standards. In certain cases, third-party repair services are utilized via fixed-capacity contracts under which GATX has contractually secured access to repair capacity. In 2009, third-party service centers accounted for approximately 49% of Rail’s North American service center maintenance costs (excluding the cost of repairs performed by railroads). In 2009, an aggregate of 80,000 service events, including multiple independent service events for the same car, were performed at GATX-owned and third-party service centers.

Europe

Rail’s European operations consist of its wholly-owned subsidiaries in Germany, Austria and Poland. Rail leases standard gauge railcars to customers throughout most of Europe. Rail’s European customer base includes petroleum refining, chemical manufacturing, transportation, freight forwarding and railway companies. In Europe, Rail acquires new railcars primarily from the IRS Group. Rail Europe has purchase commitments to acquire 300 newly manufactured railcars in 2010 and an option for up to 610 additional railcars in 2011. Rail Europe also assembles several hundred tank cars each year at its Ostroda, Poland service center. Lease terms for Rail’s European fleet generally range from one to five years and at December 31, 2009, the average remaining lease term of the fleet was two years. Rail operates two service centers in Europe that perform significant repairs and regulatory compliance for owned railcars. The owned service centers are supplemented by a number of third-party contract repair facilities, which in 2009 accounted for approximately 35% of Rail’s European fleet repair costs. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail’s primary competitors in Europe are VTG Aktiengesellschaft, Ermewa, CTL Logistics Group, and PCC Rail Group.

Rail Affiliates

Rail has two notable investments in affiliated companies: a 37.5% interest in AAE Cargo AG (“AAE”) and a 50% interest in Southern Capital Corporation (“SCC”).

AAE is a Switzerland-based railcar lessor that as of December 31, 2009, owned approximately 25,000 freight cars, comprised of 14,638 intermodal cars (59%), 4,607 covered cars (18%) and 5,731 other freight type cars (23%), with an average age of 9 years. AAE’s customer base consists of various railways throughout Europe as well as private operators. As of December 31, 2009, the average remaining lease term of AAE railcars was approximately two years.

SCC is a joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls approximately 3,000 freight cars and 66 locomotives, the majority of which are on lease to KCSR.

Specialty

Specialty provides leasing, asset remarketing and asset management services to the marine and industrial equipment markets. Specialty offers operating leases, direct finance leases and loans, and extends its market reach through joint venture investments. Specialty seeks to invest in long-lived, widely used assets which are critical to the operations of its customers. Specialty’s assets as of December 31, 2009, including off balance sheet assets, totaled $676.9 million.

     Specialty Portfolio*
     As of 12/13/09

*includes off balance sheet assets

Target asset types for Specialty include:

— Marine	— Industrial Facilities
— Oil and Gas Compression Equipment	— Construction and Mining Equipment
— Power Generation Equipment	— Aircraft Engines

Specialty’s principal competitors are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty’s ability to compete are equipment expertise, GATX’s relationships, relative cost of funds, and the availability of other financing alternatives to potential customers.

The following table sets forth the approximate net book values of Specialty’s owned and managed assets as of December 31 (in millions):

	On Balance	Off Balance	Total	Managed
	Sheet	Sheet	Assets	Assets

2009	$672.9	$4.0	$676.9	$251.9
2008	648.2	4.7	652.9	285.9
2007	514.2	5.8	520.0	378.1

Portfolio

Specialty’s owned portfolio of assets consists primarily of investments in operating assets held for lease and finance leases totaling $334.2 million. Operating assets are diverse and include equipment used in natural gas compression, ethanol production, construction, and mining and marine vessels used in inland freight transportation. Operating assets have depreciable lives of 5 to 30 years. The majority of these assets are placed with customers under long-term leases, with expiration dates through 2021. Specialty typically remarkets assets at the end of their lease term, generating portfolio proceeds and often asset remarketing income.

Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has a high level of expertise. Specialty generates fee and residual sharing income through portfolio administration and remarketing of these assets. Specialty has also provided equipment residual value guarantees, which enable it to share in any residual asset value in excess of the guaranteed amount. As of December 31, 2009, Specialty was party to 19 such residual value guarantees totaling $16.1 million that expire between 2010 and 2012.

Specialty Affiliates

Specialty has investments in affiliated companies, with a net book value of $331.3 million as of December 31, 2009. Affiliate activities include aircraft engine leasing, shipping operations and gas compression equipment leasing. Specialty invests in joint ventures to expand its presence in key markets, expand geographically and diversify risks. Specialty’s joint venture partners are typically well established companies with extensive experience in their markets.

Rolls-Royce and Partners Finance Limited (“RRPF”) is a collection of 50% owned joint ventures with Rolls-Royce PLC, a leading manufacturer of commercial aircraft jet engines. RRPF leases spare engines to commercial airlines and owns one of the largest spare engine portfolios in the industry, comprised of approximately 350 Rolls-Royce and International Aero Engine aircraft engines. RRPF brings high levels of technical, financial and leasing expertise to the market. Through RRPF, Rolls-Royce PLC was one of the first original equipment manufacturers to provide dedicated, long-term, spare engine leasing options.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50% owned marine joint venture with IMC Holdings, a subsidiary of the IMC Pan Asia Alliance Group (“IMC”), a well established shipping enterprise with industry experience dating back to the early 1900s. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets and services and logistics. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC’s other chemical tankers in support of the movement of organic and inorganic chemicals, along with vegetable and other oils, and biofuels from the Middle East to Asia, the U.S. and Europe.

Somargas Limited and Singco Gas Pte, Limited (“Singco”) are each 50% owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 93 year old Norwegian company primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil. Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 — 10,000 cubic meters (“cbm”) carrying capacity). The Somargas vessels operate in a pooling arrangement controlled by Skaugen, primarily transporting ethylene between the Middle East and Asia. Singco is in the process of constructing four liquid petroleum gas/ethylene/liquefied natural gas vessels (each with 10,000 cbm carrying capacity), the first of which was delivered in January 2010. Delivery of the remaining vessels will be completed by the middle of 2011 and all four Singco vessels will enter into the same pool as the Somargas vessels.

Clipper Third Limited and Clipper Fourth Limited, respectively, are 50% and 45% owned joint ventures with Clipper Group Invest Ltd. (the “Clipper Group”). The Clipper Group is a leading international shipping consortium with over 35 years of experience in shipping. The Clipper Group controls a modern fleet of over 200 vessels, approximately 100 of which are partly or wholly-owned. Clipper Third owns four handysize vessels (each with 27,000 dwt carrying capacity) that support the worldwide movement of dry bulk products such as grain, cement, coal and steel. Clipper Fourth owns 14 handysize chemical parcel tankers (each with 10,000-15,000 dwt carrying capacity). These 18 vessels operate under pooling arrangements with the Clipper Group’s fleet in support of the worldwide movement of dry bulk commodities and organic, inorganic and specialty chemicals with a concentration in the Atlantic and Mediterranean trades.

Enerven Compression, LLC (“Enerven”) is a 45.6% owned joint venture with ING Investment Management and Enerven management. Enerven provides natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third-party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). ECS offers rental and full-service leasing of gas compression equipment to producers, gas storage companies and midstream operators. The ECS portfolio consists of over 325 owned units in various sizes and configurations totaling approximately 200,000 horsepower. WESCO provides outsource operations and maintenance services to oil and gas producers and compression rental companies. It specializes in maintenance, turnkey repair projects, equipment rebuilds and parts sales.

ASC

ASC owns and operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities for a range of industrial customers. The primary commodities that ASC’s vessels carry are coal, iron ore and limestone. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety have been the keys to ASC’s success for over 100 years. ASC’s sailing season generally runs from April 1 through December 31; however, customer demand and weather conditions permitting, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2009, ASC’s fleet consisted of 18 vessels with a net book value of $234.0 million. Fifteen of the vessels are diesel powered, constructed in the 1970’s and early 1980’s, having an average age of 32 years and estimated useful lives of 65 years. The diesel vessels range in size from 635 feet to 1,000 feet long and maximum load capacities between 23,800 and 80,900 gross tons. The three remaining vessels are steam powered, built in the 1940’s and 1950’s, and have an estimated remaining useful life of ten years. The steamer vessels range in size from 690 to 767 feet and have maximum load capacities between 22,300 and 26,300 gross tons. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended use well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. ASC’s customers are primarily consumers of iron ore, western and eastern coal, limestone aggregates and metallurgical limestone. ASC served 23 customers in 2009 with the top five customers comprising 73% of ASC’s total revenue.

ASC Industries Served	ASC Commodities Carried

Bases on 2009 revenue	Based on 2009 volume

ASC’s vessels operate pursuant to contractual commitments with customers to carry a stipulated range of freight volume each year. Committed volume may be supplemented with spot opportunities. In 2009, ASC carried 21.2 million net tons of cargo including both contracted volume and spot business. ASC’s customer portfolio has remained relatively stable over the past three years and includes a mix of companies in the steel production, power generation and construction industries. Seventeen of the vessels in ASC’s fleet are used to service contract and spot business. ASC’s remaining vessel operates under a long-term time charter agreement that is scheduled to expire in 2015. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements. During periods of low demand (relative to ASC’s carrying capacity), ASC may choose not to operate certain vessels.

ASC’s primary competitors on the domestic Great Lakes are Grand River Navigation, Great Lakes Fleet, Inc., Interlake Steamship Company, K & K Integrated Logistics, VanEnkevort Tug and Barge, and Upper Lakes Towing. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is subject to the Jones Act (the “Act”), which requires all commercial vessels transporting goods between U.S. ports to be built, owned, operated and manned by U.S. citizens and registered under the U.S. flag.

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

EMPLOYEES

As of December 31, 2009, GATX employed approximately 1,929 persons, of whom 49% were covered by union contracts.

The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers of America (“USWA”). Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the USWA, as the case may be.

ENVIRONMENTAL MATTERS

GATX’s operations, as well as those of its competitors, are subject to extensive federal, state, local, and foreign environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the cost and liability associated with leasing and operating assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Some of GATX’s current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which it operates. In particular, the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal, state, local, and foreign statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2009, environmental costs were not material to GATX’s financial position, results of operations or cash flows. For further discussion, see Note 22 to the consolidated financial statements.

AVAILABLE INFORMATION

GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, GATX will post on its website any amendment to the Code of Ethics for Senior Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on GATX’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors

GATX is subject to a number of risks which investors should consider before investing in GATX’s securities. These risks include the factors described below as well as other information contained in this filing and GATX’s other filings with the U.S. Securities and Exchange Commission. The risk factors described below are not the only risks facing the Company, and additional risks not presently known to GATX or risks currently considered immaterial also may adversely affect GATX.

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

GATX relies upon continued demand from its customers to lease its railcars, locomotives, industrial equipment and marine assets. Demand for these assets is dependent upon the markets for the products and services offered by the Company’s customers and the strength and growth of their businesses. A number of GATX’s customers operate in cyclical markets, such as the steel, chemical and construction industries, which are susceptible to macroeconomic downturns in the United States and abroad and may experience significant changes in demand over time.

As a result of the weak economic conditions currently affecting the economy of the United States and other parts of the world, certain of GATX’s customers have experienced declines in their operating and financial performance, which have, in turn, reduced demand for the assets and services GATX provides. Continued weakness in certain sectors of the economy also may make it more difficult for GATX to lease certain types of railcars that are returned either at the end of a lease term or as a result of a customer bankruptcy or default.

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

GATX may be unable to maintain assets on lease at satisfactory rates.

GATX’s profitability is largely dependent on its ability to maintain assets on lease at satisfactory rates and to re-lease or sell assets upon lease expiration. A number of factors can adversely affect asset utilization rates and lease rates, including, but not limited to, an economic downturn causing reduced demand, changes in customer behavior, or other changes in supply or demand for such assets. Continued economic uncertainty or a decline in customer demand for GATX’s assets could cause customers to demand shorter lease terms and lower lease rates and could result in a decrease in the utilization rate for GATX’s assets and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms thereby resulting in an adverse impact on current or future revenues.

GATX’s allowance for possible losses may prove inadequate.

GATX’s allowance for possible losses on reservable assets may not be adequate over time to cover credit losses in its portfolio if unexpected adverse changes in the economy differ from the expectations of management or if discrete events adversely affect specific customers, industries or markets. If the credit quality of GATX’s customer base materially deteriorates, the Company’s allowance may be insufficient to cover credit losses and GATX’s financial position or results of operations could be negatively impacted.

Deterioration of conditions in the global capital markets, further weakening of macroeconomic conditions, and negative changes in credit ratings may limit the ability of GATX to secure financing and may increase its borrowing costs.

GATX relies, in part, upon banks and capital markets to fund its operations and contractual commitments, including availability under existing bank credit facilities and the issuance of long-term debt instruments and commercial paper from time to time. Since July 2007, these markets have exhibited unprecedented volatility. As a result, credit margins on corporate debt increased significantly during late 2008 and the first half of 2009, and then declined significantly later in 2009. Access to capital, particularly in the unsecured debt markets, was significantly constrained for some borrowers for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include GATX’s financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor’s and Moody’s Investor Service. If GATX is unable to secure financing on acceptable terms, the Company’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds, may not be adequate to fund its operations and contractual commitments.

Changes in laws, rules or regulations, or actions by authorities under existing laws, rules or regulations, could negatively affect GATX’s business and profitability.

GATX’s rail and marine operations are subject to various laws, rules and regulations administered by authorities in jurisdictions where GATX and its subsidiaries do business. In the United States, GATX’s businesses are subject to regulation by various federal and state agencies, including the U.S. Department of Transportation, and railcar operations are also affected by regulations adopted by the Association of American Railroads. These agencies establish rules and regulations for the railcar industry, including mechanical, maintenance and safety standards. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. Similarly, operations of GATX’s foreign subsidiaries are subject to the jurisdiction of authorities in countries where they do business. Future changes in these laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could restrict the use or reduce the economic value of GATX’s assets, including loss of revenue, or cause GATX to incur significant expenditures to comply, thereby increasing operating expenses. Certain changes to laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could result in the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

GATX’s assets may become obsolete.

In addition to changes in laws, rules and regulations that may make assets obsolete, GATX may be adversely impacted by changes in the preferred method used by the Company’s customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from GATX. The industries in which GATX’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for GATX’s rail and marine assets may be significantly affected by changes to the markets in which the Company’s customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of GATX assets leased by those customers.

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

The nature of GATX’s businesses and assets expose the Company to the potential for claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. Certain GATX railcars may be used by customers to transport hazardous materials, and a rupture of a railcar carrying such materials in an accident could lead to litigation and subject GATX to the potential for significant liability. A substantial adverse judgment against GATX could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

GATX’s results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of foreign subsidiaries, when translated, may differ materially from period to period. GATX is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GATX domestically and internationally, and could have a negative impact on GATX’s results of operations. GATX is also subject to risks associated with fluctuations in interest rates. The Company may seek to limit foreign exchange rate and interest rate risk through the use of currency or interest rate derivatives, but these measures may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect GATX’s financial performance.

GATX is subject to the inherent risks of its joint venture investments.

GATX’s investments include ownership interests in a number of joint ventures managed and operated by third parties. These entities are subject to many of the same risk factors discussed in this Risk Factors section. GATX is indirectly exposed to these risks through its ownership interest in these entities, and adverse developments in the business or financial results of those entities could have a negative impact on GATX’s results of operations. Additionally, in those instances where a joint venture is managed and operated by GATX’s joint venture partner or another third party, GATX may not have control over all operational decisions which may result in actions taken at the joint venture level that could have an adverse economic impact on GATX.

GATX may be affected by climate change or market or regulatory responses to climate change.

Changes in laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, to address greenhouse gas emissions and climate change could have a negative impact on the Company’s customers and business. For example, restrictions on emissions could significantly increase costs for GATX customers who produce energy or manufacture chemical or other products that require significant amounts of energy to produce. This, in turn, could reduce customer demand to lease the Company’s assets. New government regulations could also increase GATX’s marine and other operating costs or require significant capital expenditures to comply. All or any of these potential consequences of climate change could have an adverse effect on the Company’s financial position, results of operations and cash flows.

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

The success of GATX’s ASC business segment is dependent upon its ability to operate efficiently on the Great Lakes. Severe weather conditions, including, but not limited to, high wind and ice formation, could cause significant business interruptions. Additionally, low water levels may restrict the volume that may be transported in ASC’s vessels on a per trip basis. These conditions could negatively impact GATX’s results of operations due to increased operating costs or decreased revenues.

Many of GATX’s employees are represented by unions, and the failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher labor costs.

A significant portion of GATX’s employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, including wages, health and welfare benefits, work rules and other issues. Historically, the Company and its unions have been successful in negotiating acceptable agreements without the occurrence of any extended work stoppages. However, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, business disruptions and increased operating costs due to higher wages or benefits paid to union workers, any of which could have an adverse effect on the Company’s financial position, results of operations or cash flows.

Changes to assumptions used to calculate post-retirement costs, increases in funding requirements and investment losses in pension funds could adversely affect GATX’s results of operations.

GATX’s pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX’s financial position and results of operations. Additionally, GATX could be required to increase contributions to its pension plans as a result of changes to laws, regulations or rules that increase funding requirements or to compensate for investment losses in pension plan assets. If GATX were forced to increase contributions to its pension plans, the Company’s financial position, results of operations and cash flows could be negatively affected.

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

If GATX fails to maintain adequate internal controls over financial accounting, the Company may not be able to ensure that GATX can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and related regulations. Although GATX’s management has concluded that adequate internal control procedures are in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk exists that GATX’s internal control may not detect all errors or omissions in the financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding the location and general character of certain properties of GATX is included in Item 1, “Business”, of this document.

Locations of operations are as follows:

GATX Headquarters
Chicago, Illinois

Rail

Business Offices
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Paducah, Kentucky
Bozeman, Montana
Marlton, New Jersey
Doylestown, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Warsaw, Poland

Major Service Centers
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Montreal, Quebec
Moose Jaw, Saskatchewan
Hannover, Germany
Ostroda, Poland

Customer Site Locations
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Yazoo City, Mississippi
Gdansk, Poland
Plock, Poland

Fast Track Service Centers
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Shreveport, Louisiana
Kansas City, Kansas
Plantersville, Texas

Mobile Service Units
Mobile, Alabama
Tampa, Florida
Gray, Georgia
Hammond, Indiana
Sioux City, Iowa
Donaldsonville, Louisiana
Haughton, Louisiana
Lake Charles, Louisiana
Morris, Kansas
Albany, New York
Copperhill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Red Deer, Alberta
Clarkson, Ontario
Sarnia, Ontario
Moose Jaw, Saskatchewan
Montreal, Quebec
Quebec City, Quebec

Specialty

Business Office
San Francisco, California

American Steamship Company

Business Offices
Williamsville, New York
Toledo, Ohio

Item 3.	Legal Proceedings

Information concerning litigation and other contingencies is described under “Legal Proceedings and Other Contingencies” in Note 22 to the consolidated financial statements and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

		Position
		Held
Name	Offices Held	Since	Age

Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	50
Robert C. Lyons	Senior Vice President and Chief Financial Officer	2007	46
James F. Earl	Executive Vice President and Chief Operating Officer	2006	53
Deborah A. Golden	Senior Vice President, General Counsel and Secretary	2007	55
Mary K. Lawler	Senior Vice President, Human Resources	2008	44
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	50
William J. Hasek	Senior Vice President and Treasurer	2007	53
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	40
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	55
Clifford J. Porzenheim	Senior Vice President, Strategic Growth	2007	46

•	Mr. Kenney has served as Chairman and Chief Executive Officer since 2005. Previously, Mr. Kenney served as President from 2004 to 2005, Senior Vice President and Chief Financial Officer from 2002 to 2004, Vice President and Chief Financial Officer from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•	Mr. Lyons has served as Senior Vice President and Chief Financial Officer since 2007. Previously, Mr. Lyons served as Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•	Mr. Earl has served as Executive Vice President and Chief Operating Officer since 2006. Previously, Mr. Earl served as Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•	Ms. Golden has served as Senior Vice President, General Counsel and Secretary since 2007. Ms. Golden joined GATX in 2006 as Vice President, General Counsel and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel of Midwest Generation, LLC from 2004 to 2005, Deputy General Counsel, State of Illinois, Office of the Governor from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc. from 1997 to 2001.

•	Ms. Lawler has served as Senior Vice President, Human Resources since 2008. Prior to joining GATX, Ms. Lawler served as Senior Vice President, Operations of Newsday, a Tribune Publishing Company. She joined Tribune Company in 1997 as Human Resources Counsel.

•	Mr. Muckian has served as Senior Vice President, Controller and Chief Accounting Officer since 2007. Previously, Mr. Muckian served as Vice President, Controller and Chief Accounting Officer from 2002 to 2007, Controller and Chief Accounting Officer from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•	Mr. Hasek has served as Senior Vice President and Treasurer since 2007. Previously, Mr. Hasek served as Vice President and Treasurer from 2002 to 2007, Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

•	Mr. Brooks has served as Senior Vice President and Chief Information Officer since 2008. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

•	Mr. Glenn has served as Senior Vice President, Portfolio Management since 2007. Previously, Mr. Glenn served as Vice President, Portfolio Management from 2006 to 2007 and as a GATX Corporation Vice President since 2004 and Executive Vice President of Specialty since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and in a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

•	Mr. Porzenheim has served as Senior Vice President, Strategic Growth since 2007. Previously, Mr. Porzenheim served as Vice President, Strategic Growth from 2006 to 2007, Senior Vice President, Rail Fleet Management and Marketing from 2002 to 2006, Vice President of Corporate Strategy from 1999 to 2002 and Director of Corporate Development from 1996 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common shareholders of record as of January 31, 2010, was 2,713. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

					2009	2008
	2009	2009	2008	2008	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared

First quarter	$33.25	$13.63	$41.64	$30.52	$0.28	$0.27
Second quarter	31.29	19.52	51.53	36.44	0.28	0.27
Third quarter	30.71	23.30	49.52	35.92	0.28	0.27
Fourth quarter	30.68	26.21	39.55	21.05	0.28	0.27

For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Note 11 to the consolidated financial statements and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. For information regarding restricted net assets, see Note 8 to the consolidated financial statements.

GATX Common Stock Performance Graph

The following GATX Common Stock Performance Graph (the “Performance Graph”) and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The Performance Graph sets forth a comparison of the cumulative total shareholder return on the Company’s common stock during the five-year period ending December 31, 2009, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and the Russell 1000 Financial Services Index (“Russell 1000”). The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the Mid-Cap 400 and the Russell 1000, both of which are comprised of companies with market capitalizations similar to GATX. The Performance Graph assumes $100 was invested in GATX common stock and each of the indices on December 31, 2004, and all dividends were reinvested.

Item 6.	Selected Financial Data

	Year Ended or at December 31
	2009	2008	2007	2006	2005
	In millions, except per share data

Results of Operations
Gross income	$1,153.9	$1,443.1	$1,346.0	$1,229.1	$1,103.1
Income from continuing operations	81.4	194.8	183.8	147.3	102.1
Per Share Data
Basic:
Income from continuing operations	$1.74	$4.09	$3.69	$2.89	$2.04
Income (loss) from discontinued operations	—	—	0.36	(0.77)	(2.40)

Total	$1.74	$4.09	$4.05	$2.12	$(0.36)

Average number of common shares	46.6	47.6	49.9	51.0	50.1
Diluted:
Income from continuing operations	$1.70	$3.88	$3.43	$2.64	$1.93
Income (loss) from discontinued operations	—	—	0.33	(0.63)	(2.14)

Total	$1.70	$3.88	$3.76	$2.01	$(0.21)

Average number of common shares and common share equivalents	48.8	51.0	55.4	62.1	61.0
Dividends declared per share of common stock	$1.12	$1.08	$0.96	$0.84	$0.80

Financial Condition
Assets	$5,206.4	$5,190.5	$4,723.2	$4,646.6	$5,246.1
Debt and capital lease obligations	2,912.8	2,809.3	2,358.2	2,210.1	2,862.0
Shareholders’ equity	1,102.6	1,124.5	1,149.0	1,169.2	1,031.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General information and characteristics of GATX Corporation (“GATX” or the “Company”), including reporting segments, is included in Item 1, “Business”, of this document.

The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in the “Risk Factors” section of Part I of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgement, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

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

The Company’s former Air segment has been segregated and presented as discontinued operations for all periods presented. See “Discontinued Operations” for additional information.

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2009	2008	2007
	(In millions, except per share data)

Gross Income
Rail	$906.3	$1,015.2	$950.2
Specialty	113.8	159.4	162.1
ASC	132.7	271.5	233.0

Total segment gross income	1,152.8	1,446.1	1,345.3
Other	1.1	(3.0)	0.7

Consolidated Gross Income	$1,153.9	$1,443.1	$1,346.0

Segment Profit
Rail	$169.1	$309.5	$267.9
Specialty	51.6	105.9	117.5
ASC	16.1	26.2	20.7

Total Segment Profit	236.8	441.6	406.1
Less:
Selling, general and administrative expenses	127.8	168.9	159.3
Unallocated interest expense, net	3.0	1.8	(9.0)
Other income and expense, including eliminations	(1.9)	3.3	0.4
Income taxes	26.5	72.8	71.6

Income from continuing operations	81.4	194.8	183.8
Income from discontinued operations, net of taxes	—	—	17.9

Consolidated Net Income	$81.4	$194.8	$201.7

Basic earnings per share — income from continuing operations	$1.74	$4.09	$3.69
Diluted earnings per share — income from continuing operations	$1.70	$3.88	$3.43
Dividends declared per common share	$1.12	$1.08	$0.96
Investment Volume(a)	$480.4	$781.1	$634.0
Income from continuing operations, excluding tax benefits and other items	$94.7	$174.9	$163.7
Diluted earnings per share, excluding tax benefits and other items	$1.97	$3.49	$3.07

(a)	Reflects portfolio investments and capital additions and, in 2008, includes the assumption of $188.0 million of related debt.

Financial Performance Measures

The following table presents certain financial performance measures for the Company based on continuing operations for the years ended December 31:

	2009	2008	2007

Return on equity (“ROE”)	7.3%	17.1%	15.9%
Return on assets (“ROA”)	1.3%	3.2%	3.1%
ROE, excluding tax benefits and other items	8.5%	15.4%	14.1%
ROA, excluding tax benefits and other items	1.5%	2.9%	2.8%

2009 Highlights

•	Income from continuing operations for 2009 was $81.4 million, or $1.70 per diluted share, compared to $194.8 million, or $3.88 per diluted share for 2008. Results for 2009 included unrealized losses of $24.4 million ($20.7 million after-tax), representing the change in the fair value of certain interest rate swaps at GATX’s European rail affiliate, AAE Cargo A.G. (“AAE”) and $7.4 million of realized foreign tax credits. Results for 2008 included a benefit of $6.8 million from the reversal of tax reserves, a $12.0 million ($9.8 million after-tax) gain on the sale of an office building, the reversal of $8.2 million ($6.6 million after-tax) of environmental reserves and $3.7 million ($3.3 million after-tax) of unrealized losses on the AAE interest rate swaps. Results for 2007 included deferred tax benefits of $20.1 million. The items for each year noted herein are referred to throughout this Item 7 as “Tax Benefits and Other Items”.

•	Excluding the impact of the Tax Benefits and Other Items from all years, income from continuing operations in 2009 was $94.7 million, a decrease of 45.9% or $80.2 million from 2008. The decrease was primarily due to lower gross income and higher ownership and maintenance expenses at Rail, lower affiliate income at Specialty and a significantly lower contribution from ASC, partially offset by lower selling, general and administrative expenses (“SG&A”). The increase in 2008 compared to 2007 was primarily due to higher lease income and significantly higher scrapping income at Rail and a higher contribution from ASC, partially offset by higher maintenance expense at Rail and increased SG&A.

•	Total investment volume was $480.4 million in 2009, compared to $781.1 million in 2008 and $634.0 million in 2007.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.

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

Rail

Segment Summary

Economic weakness persisted in North America and Europe throughout 2009, leading to a substantial decline in Rail’s operating results compared to the prior year. In North America, these market conditions negatively impacted lease pricing and demand for railcars throughout the year. While Rail successfully renewed the majority of expiring leases with the existing customers, renewal rates were generally lower. The GATX Lease Price Index (the “LPI”) (see definition below) declined an average of 11.0% for the year, compared to increases of 5.2% and 13.6% in 2008 and 2007, respectively. Lease terms on renewals for LPI cars averaged 41 months in 2009, compared to 63 in 2008 and 67 in 2007. The reduced duration on lease renewals in 2009 was due in part to Rail’s desire to shorten term in anticipation of an eventual market recovery. Utilization, after holding steady at approximately 98% throughout 2008, trended downward in 2009, as expected, to 95.9% at year end.

In Europe, weaker economic conditions also had a negative impact on rail operations. Rail’s wholly-owned European tank car fleet has a high concentration of cars deployed in the petroleum market, which typically exhibits relatively stable demand compared to other car types. However, the severity of the current economic downturn negatively affected demand for cars serving this market as well. Utilization of the wholly-owned European tank car fleet declined to 94.7% at year end compared to 97.1% at the end of 2008. Also, at AAE, significant pressure on lease rates and utilization negatively impacted demand for its fleet of intermodal freight cars.

Lower results in 2009 also reflected substantially reduced remarketing income and disposition gains. In 2008, Rail took advantage of attractive asset and commodity prices by selectively selling and scrapping targeted assets. The sharp decline in the price of scrap steel as well as market pressure and the resulting negative effect on asset prices resulted in limited opportunities for scrap and remarketing income in 2009.

Many of the challenges confronted in 2009 are expected to continue into 2010 as pressure on lease rates and utilization will continue until the economy shows sustainable improvement. In North America, leases covering approximately 17,200 cars are scheduled to expire in 2010, many of which were priced in a higher lease rate environment. The lease rates associated with renewal of these scheduled expirations, in light of current market conditions and expiring rates, are expected to have a negative effect on lease income in the near term. Additionally, assignments (cars moving from one customer to another) are likely to increase, which will result in increased maintenance expense as a result of cars being serviced prior to being placed with a new customer.

In this environment, Rail is focused on asset utilization and cost containment which will enhance long-term performance as the economy recovers. Rail is also well positioned to pursue investment opportunities to the extent they become available with the objective of growing the asset base.

Rail’s segment results are summarized below (in millions):

	Years Ended December 31
	2009	2008	2007

Gross Income
Lease income	$844.5	$872.5	$839.5
Asset remarketing income	14.0	31.3	32.2
Other income	57.9	93.6	59.7

Revenues	916.4	997.4	931.4
Affiliate earnings	(10.1)	17.8	18.8

	906.3	1,015.2	950.2
Ownership Costs
Depreciation	189.1	178.4	165.8
Interest expense, net	128.7	118.1	114.0
Operating lease expense	135.5	143.5	153.4

	453.3	440.0	433.2
Other Costs and Expenses
Maintenance expense	253.1	239.5	218.4
Other costs	30.8	26.2	30.7

	283.9	265.7	249.1

Segment Profit	$169.1	$309.5	$267.9

Lease Price Index

The Lease Price Index is an internally generated business indicator that measures general lease rate pricing on renewals within Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar types that GATX believes to be representative of its overall North American fleet. The LPI measures the percentage change between the weighted average expiring lease rate and the weighted average renewal lease rate. Average renewal term reflects the weighted average renewal lease term in months.

Rail’s Fleet Data

The following table summarizes fleet activity for Rail’s North American railcars for the years indicated:

	2009	2008	2007

Beginning balance	112,976	112,445	110,478
Cars added	3,227	7,542	6,019
Cars scrapped	(4,231)	(4,151)	(2,392)
Cars sold	(1,102)	(2,860)	(1,660)
Ending balance	110,870	112,976	112,445
Utilization rate at year end	95.9%	97.9%	97.9%

The following table summarizes fleet activity for Rail’s European railcars for the years indicated:

	2009	2008	2007

Beginning balance	19,724	19,435	18,471
Cars added	505	397	1,089
Cars scrapped or sold	(196)	(108)	(125)
Ending balance	20,033	19,724	19,435
Utilization rate at year end	94.7%	97.1%	97.2%

The following table summarizes fleet activity for Rail’s North American locomotives for the years indicated:

	2009	2008	2007

Beginning balance	561	566	465
Locomotives added	1	—	119
Locomotives scrapped or sold	(33)	(5)	(18)
Ending balance	529	561	566
Utilization rate at year end	89.8%	96.6%	92.9%

The following table summarizes Rail’s average active cars and locomotives for the years indicated:

	2009	2008	2007

North America	107,628	108,479	108,857
Europe	19,080	19,040	18,300
Locomotives	482	534	445

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2009	2008	2007

North America	$669.6	$683.8	$679.0
Europe	142.8	153.7	131.4
Locomotives	32.1	35.0	29.1

	$844.5	$872.5	$839.5

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

Rail’s segment profit of $169.1 million in 2009 decreased 45.4% or $140.4 million from 2008. The 2009 results included $24.4 million of unrealized losses due to changes in the fair value of certain interest rate swaps at AAE. Results for 2008 included a $12.0 million gain on the sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Europe, and $3.7 million of unrealized losses on interest rate swaps at AAE. Excluding the impact of these items from both years, the unfavorable current year variance of $99.5 million was primarily due to lower lease, scrapping and remarketing income and higher ownership and maintenance costs.

Gross Income

Gross income for 2009 was $108.9 million lower than the prior year. The decrease was significantly impacted by a $20.7 million increase in unrealized losses on AAE interest rate swaps, a $19.7 million decrease in scrapping gains and the absence of a $12.0 million gain on the sale of an office building in Europe recorded in the prior year. Lease income in North America decreased $14.2 million, primarily due to rent reductions of $7.0 million on restructured leases resulting from customer bankruptcies and non-performing leases. Also, on average during 2009, there were approximately 850 fewer railcars on lease as compared to 2008, primarily due to lease-end returns. Current year active cars include 3,650 cars acquired in December 2008 from Allco Finance Group Limited (“Allco”). In Europe, a $10.9 million decrease in lease income was largely driven by the foreign exchange effect of a stronger U.S. dollar, partially offset by higher lease rates and an average of 40 more cars on lease. Asset remarketing income decreased $17.3 million, primarily due to fewer asset sales in the current period. Other income was $35.7 million lower, primarily due to lower scrap income (driven by significantly lower steel prices) and the absence of a $12.0 million gain on the sale of an office building and a $2.8 million lease termination fee both recorded in the prior year. Excluding the impact of the unrealized losses on AAE interest rate swaps from both years, affiliates’ earnings decreased $7.2 million, primarily due to lower operating results at AAE attributable to lower lease revenues largely driven by weak economic conditions.

AAE holds multiple derivative instruments intended to hedge interest rate risk associated with forecasted debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized loss recognized in 2009 was primarily driven by the significant decline in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.

Ownership Costs

Ownership costs in 2009 increased $13.3 million, primarily due to depreciation and interest expense associated with investment volume, particularly the acquisition of the Allco fleet at the end of 2008, partially offset by the foreign exchange effect of a stronger U.S. dollar. The mix of ownership costs was impacted by the purchases of previously leased-in railcars in 2009 and 2008 and the sale and lease-back of railcars in 2009.

Other Costs and Expenses

Maintenance expense in 2009 increased $13.6 million, net of a $7.9 million decrease due to the foreign exchange effect of a stronger U.S. dollar. Maintenance expense in North America increased $15.0 million, primarily due to higher car volumes resulting from increased lessee turnover and higher regulatory compliance costs. Excluding the currency impact, maintenance expense in Europe increased $6.5 million, primarily due to higher wheelset replacement costs incurred in response to industry and regulatory changes.

Other costs include provisions for losses, asset impairment charges, remeasurement gains and losses on non-functional currency assets and liabilities and other operating costs. In 2008, a $6.9 million provision for losses was recorded related to a direct finance lease to a customer that declared bankruptcy. In 2009, upon restructuring of the lease terms in bankruptcy court, the classification of the lease changed to an operating lease and all finance lease balances were reversed, including the provision. As a result of the lease reclassification, the operating lease assets were recorded at fair value and an impairment charge of $4.4 million was recorded, representing the difference between fair value and carrying value. The impact to operating results in 2009 was a net expense reduction of $2.5 million. Additional asset impairment charges, unrelated to this customer, of $2.9 million were also recorded in 2009, compared to $0.2 million in 2008. Remeasurement gains of $1.1 million were recorded in 2009, compared to $8.6 million in 2008. Other operating costs were $31.4 million in 2009 compared to $27.4 million in 2008. Costs in 2009 included a $3.9 million insurance recovery related to a fire at a GATX repair facility in Europe and in 2008 included the reversal of $8.2 million of environmental reserves in Europe. Excluding these two items, other operating costs in 2009 increased $8.3 million primarily due to higher switching and car storage costs related to lessee turnover activity.

Comparison of Year Ended December 31, 2008, to Year Ended December 31, 2007

Segment Profit

Rail’s segment profit of $309.5 million in 2008 increased 15.5% or $41.6 million from 2007. The 2008 results included a $12.0 million gain on sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Europe, and $3.7 million of unrealized losses on interest rate swaps at AAE. Excluding the impact of these items, the favorable current year variance of $25.1 million was primarily due to a significant increase in scrapping gains, higher lease income and the foreign exchange effect of a weaker U.S. dollar, partially offset by higher maintenance costs.

Gross Income

Gross income for 2008 was $65.0 million higher than the prior year. The increase was significantly impacted by a $15.3 million increase in scrapping gains and a $12.0 million gain on the sale of an office building in Europe. Rail’s North American lease income was $4.8 million higher than the prior year primarily due to higher lease rates realized on renewals and assignments over the past two years. In Europe, an average of more than 700 more cars on lease contributed $7.8 million in additional lease income, while the foreign exchange effect of a weaker U.S. dollar added $14.5 million in lease income. In 2008, locomotives contributed $5.9 million in additional lease income due to an average of 90 additional locomotives on lease.

Other income in 2008 was $33.9 million higher than prior year, primarily due to a $12.0 million gain on sale of the office building in Europe and significant scrapping gains in North America of $29.1 million compared to $13.8 million in 2007. Scrapping gains increased in 2008 due to the combined impact of higher steel prices and a greater number of cars scrapped. During 2008, as scrap steel prices rose to record levels, Rail accelerated the scrapping of certain railcars.

The decrease in affiliates’ earnings in 2008 reflects the impact of $3.7 million of unrealized losses on interest rate swaps at AAE. Excluding this item, earnings from AAE increased primarily due to a higher number of cars on lease and favorable foreign exchange effects of a weaker U.S. dollar.

Ownership Costs

Ownership costs in 2008 increased $6.8 million primarily due to depreciation and interest expense associated with portfolio additions over the last 12 months and the effect of a weaker U.S. dollar, partially offset by the effect of lower interest rates. The mix of ownership costs was impacted by the acquisition in 2008 of approximately 3,600 previously leased-in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt.

Other Costs and Expenses

Maintenance expense in 2008 increased $21.1 million, $5.1 million of which was due to the foreign exchange effect of a weaker U.S. dollar. Excluding the currency impact, maintenance expense increased $16.0 million, primarily comprised of $4.4 million due to increased volume of compliance inspections, $4.2 million due to higher material prices and increased railroad repairs of wheelsets, and $3.4 million due to costs associated with conversions of certain railcar types.

Other costs in 2008 decreased $4.5 million, primarily due to the reversal of $8.2 million of reserves resulting from the settlement of an environmental liability in Europe and remeasurement gains on non-functional currency denominated assets and liabilities. Partially offsetting the decrease was a $3.6 million increase in the estimate of a litigation loss in Europe and an increase in the provision for losses. In 2008, a $6.9 million provision for losses was recorded on a direct finance lease related to a customer that declared bankruptcy.

Railcar Regulatory Issues

Rules Affecting TIH Cars.  In 2009, the U.S. Pipeline and Hazardous Materials Safety Administration, in coordination with the Federal Railroad Administration (“FRA”) issued final interim rules (the “FRA Interim Rules”) that, among other things, established new interim design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials (“TIH cars”). The designation “final interim” indicates that the FRA intends to continue to research enhanced design standards for TIH cars and will issue additional rulemaking in the future that will prescribe final design requirements. Under the FRA Interim Rules, TIH cars manufactured after the effective date of the rules must be built to a higher pressure class rating relative to U.S. Department of Transportation specifications for tank cars used to transport other commodities. Unlike the original version of the rules proposed in 2008, the FRA Interim Rules as adopted do not include a retirement schedule for TIH cars manufactured prior to effective date of the rules. However, the FRA Interim Rules require that existing TIH cars receive appropriate certification from the Association of American Railroads (“AAR”) in order to remain in TIH service. The certification requirements are currently being developed by the AAR and until they are finalized, GATX cannot conclude precisely what impact, if any, the FRA Interim Rules may have on GATX’s tank car fleet. However, as of December 31, 2009, only 1,989 TIH cars remained in service in GATX’s fleet (approximately 1.8% of its North American fleet) and, based upon management’s review to date, GATX does not expect that the FRA Interim Rules will have a material impact on the Company’s financial position or results of operations.

European Regulatory Developments.  An immaterial number of railcars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries, continue to be affected by restrictions on their movement imposed by the Italian rail safety authorities. The restrictions are focused on certain wheelsets of the type installed on one of the railcars involved in the June 29, 2009, accident in the city of Viareggio, Italy. (See Note 22 to the consolidated financial statements for further information on the accident.) However, due to the small number of cars that are affected, the Company does not believe that these restrictions will have a material impact on the Company’s financial position or results of operations.

Consistent with recent enhancements to European railcar industry practices and regulatory directives announced after the Viareggio accident, GATX Rail Austria and its subsidiaries have begun to implement a modified wheelset inspection program. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will likely incur higher maintenance expenses in the near term as implementation of the program proceeds. As the program has only recently commenced, the Company cannot yet predict the magnitude of the change in maintenance costs, or the timing of these costs. Further, the scope and cost of any potential future maintenance initiatives, in addition to the modified wheelset inspection program, are not known at this time. The Company does not currently expect that the costs associated with the wheelset inspection program and other potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Labor Agreements

The hourly employees at Rail’s three U.S. service centers are represented by the United Steelworkers of America (“USWA”) and are operating under a collective bargaining agreement that is in effect through February 2010. Negotiations are currently underway. Employees at three of Rail’s Canadian service centers are represented by the Communication, Energy and Paperworkers Union of Canada (“CEP”) under separate collective bargaining agreements. Two of the three agreements are in effect until January 2011 and one agreement expired in January 2010 (with negotiations scheduled to begin in March 2010). The hourly employees at the fourth Canadian service center are represented by an independent employee association with a collective bargaining agreement scheduled to expire on December 31, 2010.

Specialty

Segment Summary

Specialty’s total asset base, including off balance sheet assets, was $676.9 million at December 31, 2009, compared to $652.9 million at December 31, 2008, and $520.0 million at December 31, 2007. Investment volume in 2009 was $119.5 million compared to $163.3 million in 2008 and consisted of $81.4 million in joint ventures (including a scheduled $55.4 million shareholder loan repayment) and $33.4 million in industrial equipment. The estimated net book value equivalent of Specialty’s managed assets was $251.9 million at December 31, 2009.

Specialty’s financial results declined significantly in 2009 due to the combined effects of the global recession and capital market volatility. Specifically, the worldwide economic slowdown has caused a dramatic reduction in ocean-going shipping volumes and rates across all sectors, compared to the historical highs achieved in recent years. This has negatively impacted Specialty’s income from marine joint ventures, a major contributor to the segment’s profitability over the past several years. Additionally, capital market volatility has created downward pressure on asset prices, resulting in reduced asset remarketing opportunities. These volatile conditions, particularly in the secondary markets for equipment, also resulted in limited acceptable investment opportunities for Specialty in 2009.

While there have been some initial signs of recovery in certain areas of the economy, the timing of any impact on Specialty’s results is uncertain and challenging operating conditions will likely continue in 2010. Specialty will continue to consider investment opportunities in a disciplined manner focusing on targeted asset types, asset cost and appropriate risk-adjusted returns.

Specialty’s segment results are summarized below (in millions):

	Years Ended December 31
	2009	2008	2007

Gross Income
Lease income	$56.5	$58.6	$51.5
Asset remarketing income	15.8	23.3	29.2
Other income	2.4	4.7	7.0

Revenues	74.7	86.6	87.7
Affiliate earnings	39.1	72.8	74.4

	113.8	159.4	162.1
Ownership costs
Depreciation	18.6	17.1	13.0
Interest expense, net	26.8	19.0	15.8
Operating lease expense	1.4	2.0	2.7

	46.8	38.1	31.5
Other Costs and Expenses	15.4	15.4	13.1

Segment Profit	$51.6	$105.9	$117.5

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

Specialty’s segment profit of $51.6 million was $54.3 million or 51.3% lower than the prior year. The decrease was primarily due to significantly lower joint venture and asset remarketing income and higher interest expense.

Gross Income

Gross income decreased $45.6 million from the prior year, primarily due to lower joint venture and asset remarketing income. Lease income decreased $2.1 million, primarily due to lower usage rents from pooled barges. Asset remarketing income decreased $7.5 million from the prior year. The current year consisted primarily of $11.1 million of residual sharing gains and the prior year included $11.4 million of residual sharing gains from the sale of assets in the managed portfolio and $7.1 million from the sale of marine equipment. Other income decreased $2.3 million, primarily due to $2.4 million of fees received in the prior year from the termination of residual value guarantee contracts. Affiliates’ earnings decreased $33.7 million, primarily due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and several out of service vessels undergoing unplanned repairs. Affiliates’ earnings also included $2.8 million of remarketing gains in 2009 compared to $10.3 million in 2008.

Ownership Costs

Ownership costs increased $8.7 million from the prior year, primarily due to depreciation and interest expense related to investments made in 2008 and 2009, including the repayment of an affiliate shareholder loan in 2009.

Other Costs and Expenses

Other costs and expenses in 2009 were comparable to the prior year as higher provisions for losses and asset impairment charges were offset by lower pooled barge operating costs and a favorable difference in the fair value adjustment for warrants. Provisions for losses in 2009 were $3.7 million compared to $0.3 million in 2008 and asset impairment charges in 2009 were $2.7 million compared to $2.3 million in 2008.

Comparison of Year Ended December 31, 2008, to Year Ended December 31, 2007

Segment Profit

Specialty’s segment profit of $105.9 million was $11.6 million or 9.9% lower than the prior year. The decrease was primarily due to lower asset remarketing, interest and affiliates’ income and higher operating costs for pooled barges.

Gross Income

Gross income decreased slightly from the prior year. Lease income increased $7.1 million, primarily due to income from investments made in 2007 and 2008. Asset remarketing income decreased $5.9 million from the prior year. The current year included $11.4 million of residual sharing gains from the sale of assets in the managed portfolio and $7.1 million from the sale of marine equipment. The prior year included an $18.3 million gain on the sale of marine equipment and a $3.9 million residual sharing gain. Other income decreased $2.3 million, primarily due to lower interest income resulting from loan repayments in 2007.

Affiliates’ earnings in 2008 decreased $1.6 million from the prior year. The prior year included $12.5 million of income from a joint venture that was liquidated. Excluding the effect of this affiliate on current and prior year income, affiliates’ earnings increased $10.4 million primarily due to higher marine and aircraft engine leasing joint venture earnings and higher remarketing income. Remarketing income from affiliates in the current year contributed $10.3 million to affiliates’ earnings compared to $6.8 million in the prior year. While in aggregate, operating results from the marine affiliates were higher in 2008, market conditions weakened materially in the fourth quarter.

Ownership Costs

Ownership costs increased $6.6 million from the prior year, primarily due to depreciation and interest expense related to investments made in 2007 and 2008.

Other Costs and Expenses

Other costs and expenses in 2008 were $2.3 million higher than the prior year, primarily due to remeasurement losses on non-functional currency denominated assets and higher operating costs for pooled barges, partially offset by a lower provision for losses in 2008.

ASC

Segment Summary

The Great Lakes shipping market was severely depressed throughout 2009, driven in large part by the downturn in the steel industry. For the year, ASC transported 21.2 million net tons of freight, compared to 35.7 million net tons in the prior year. The largest reduction in volume was in iron ore shipments, however, all commodity types experienced declines year over year. In 2009, ASC deployed only 12 vessels compared to the entire fleet of 18 vessels in 2008.

Late in 2009, certain steel manufacturers reopened some idled facilities, and demand for iron ore shipments increased modestly. However, the duration and extent to which this improvement extends into 2010 and the impact on volume requirements remains highly uncertain. ASC is entering 2010 with an expectation that approximately 9-10 vessels may be put into service for the year. To minimize costs, winter maintenance will be deferred on laid up vessels until market conditions necessitate their return to service.

ASC’s segment results are summarized below (in millions):

	Years Ended December 31
	2009	2008	2007

Gross Income
Marine operating revenues	$128.4	$267.1	$228.7
Lease income	4.1	4.2	4.2
Other income	0.2	0.2	0.1

	132.7	271.5	233.0
Ownership Costs
Depreciation	10.0	13.2	12.6
Interest expense, net	9.0	9.6	9.9

	19.0	22.8	22.5
Other Costs and Expenses
Maintenance expense	15.9	17.4	17.4
Marine operating expense	87.2	201.8	172.7
Other costs	(5.5)	3.3	(0.3)

	97.6	222.5	189.8

Segment Profit	$16.1	$26.2	$20.7

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

ASC’s segment profit decreased $10.1 million from the prior year. The decrease was primarily due to significantly lower freight volume in 2009, partially offset by lower depreciation expense due to an increase in the estimated depreciable lives of certain of ASC’s vessels. Additionally, segment profit was impacted by a $5.6 million litigation recovery recorded in the current year compared to a $3.3 million litigation loss in the prior year.

Gross Income

Gross income in 2009 decreased $138.8 million from prior year, primarily due to significantly lower freight volume and reduced fuel surcharges (the effect of which is largely offset in operating costs). In accordance with certain contract provisions, ASC is able to recover a large portion of fuel cost increases from its customers. Net tons carried in 2009 were 21.2 million compared to 35.7 million in 2008, with iron ore volume declining by 10.3 million, coal declining by 2.4 million and limestone declining by 2.0 million.

Ownership Costs

Ownership costs decreased $3.8 million, primarily due to $3.2 million lower depreciation expense resulting from an increase in the estimated useful lives of 12 of ASC’s 18 vessels. This change in useful lives of vessels will have a similar impact in future years.

Other Costs and Expenses

Maintenance costs were $1.5 million lower, primarily due to the deployment of fewer vessels into service. Marine operating expenses decreased $114.6 million, primarily due to reduced shipping activity and lower fuel costs in 2009. Other expenses in 2009 included the receipt of a $5.6 million litigation settlement and, in 2008, included a $3.3 million litigation loss (including legal costs).

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

Ownership Costs

Ownership costs in 2008 were comparable to the prior year.

Other Costs and Expenses

Operating costs and expenses increased $32.7 million in 2008, primarily due to higher fuel costs of $34.7 million. Excluding the impact of higher fuel, the variance to the prior year was favorable due to improved weather conditions and higher water levels, which enabled the fleet to operate more efficiently. Additionally, operating costs were lower due to fewer operating days than the prior year, particularly in the fourth quarter. As previously noted, other expenses in 2008 included a $3.3 million litigation loss.

ASC Regulatory Issues

Since February 2009, ASC has been operating under the terms and conditions of the Vessel General Permit (“VGP”) issued by the United States Environmental Protection Agency (“EPA”) pursuant to permitting requirements of the Clean Water Act (“CWA”). The VGP regulates discharges incidental to the normal operation of ships, including ballast water discharges. Several states imposed additional state-specific limitations and monitoring requirements which have become enforceable conditions of the VGP pursuant to Section 401(d) of the CWA, including with respect to discharges of ballast water. In August 2009, the U.S. Coast Guard issued proposed ballast water treatment standards, to be implemented in two phases, for allowable concentrations of living organisms in ballast water discharged when transiting between all major U.S. ports, including those on the Great Lakes. The phase-one standard is based on the International Maritime Organization’s standard. Installations of phase-one treatment systems would be required by the first dry-docking after 2016 for ASC’s existing fleet and all new vessels after January 2012. Adoption of the phase-two standard is subject to a technical review to determine whether technology to achieve the standard can be practicably implemented. If implemented, the phase-two standard would be 1,000-times more stringent than the phase-one standard.

The rules as proposed could significantly impact the operations of all Great Lakes carriers, including ASC, as the efficient operation of lake vessels requires the rapid discharge of large volumes of ballast water to minimize time spent in port. Currently, there are no rapid discharge systems capable of treating to the phase-one standard and no treatment systems of any kind capable of treating to the phase-two standard. ASC is working cooperatively with federal and state agencies as well as with members of the scientific community to find alternate means of achieving the proposed standards that can be tested and accepted by state and federal agencies prior to the proposed compliance dates.

Labor Agreements

The shipboard personnel at ASC belong to the American Maritime Officers (“AMO”), the Seafarers International Union (“SIU”) and the USWA Local 5000 (“Local 5000”), as the case may be. ASC has agreements with the SIU and AMO that are effective through mid-2011. The collective bargaining agreement with Local 5000 expired in August 2009 and soon thereafter Local 5000 went on strike. In October 2009, Local 5000 and ASC reached a tentative bargaining agreement to settle the strike and in November 2009 the tentative agreement was rejected by the union’s membership. Given decreased demand in 2009, ASC only operated three of the six vessels represented by Local 5000 and used temporary replacement crews. ASC did not experience any material operating delays or constraints as a result of the strike and does not anticipate any material operating delays or constraints in the 2010 sailing season.

Other

Other is comprised of selling, general and administrative expenses, unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2009	2008	2007

Selling, general and administrative expenses	$127.8	$168.9	$159.3
Unallocated interest expense, net	3.0	1.8	(9.0)
Other income and expense, including eliminations	(1.9)	3.3	0.4
Income taxes	26.5	72.8	71.6
Effective income tax rate	24.6%	27.2%	28.0%

SG&A, Unallocated Interest and Other

In 2009, SG&A of $127.8 million decreased $41.1 million or 24.3% from 2008. The decrease was driven by lower compensation expense of $22.6 million and the absence of $5.2 million of business development expenses and a $2.3 million impairment charge associated with a terminated IT project, both incurred in the prior year. In 2008, SG&A increased $9.6 million over 2007, primarily due to approximately $5.2 million of business development costs related to the review and analysis of rail portfolio acquisitions that ultimately were not pursued, a $2.3 million impairment charge associated with a terminated IT project, higher compensation expense and stronger foreign currencies.

Unallocated interest expense is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets. The credit for unallocated interest expense in 2007 primarily reflects the impact of significantly lower consolidated leverage and higher cash balances following the sale of the former Air segment in December 2006. Interest income included in unallocated interest expense was $0.1 million, $0.6 million and $6.1 million for 2009, 2008 and 2007, respectively.

Other income and expense in 2009 primarily consisted of a reduction of a non-income tax accrual and, in 2008, primarily consisted of a $3.8 million impairment loss on a money market fund investment, the net asset value of which fell below one dollar per share. The fund is in the process of liquidation. Eliminations were immaterial for all periods presented.

Consolidated Income Taxes

GATX’s effective tax rate for 2009 was 24.6% compared to 27.2% in 2008 and 28.0% in 2007. In 2009, foreign tax credits of $7.4 million were recognized upon completion of an international tax strategy that included the repatriation of approximately $174 million in foreign earnings. The effective tax rate for 2008 included a deferred tax benefit of $6.8 million attributable to the expiration of the statute of limitations on a state income tax position taken in a prior year. GATX’s effective tax rate for 2007 reflects favorable deferred tax adjustments due to reductions in statutory tax rates enacted in Canada, the United Kingdom and Germany, which resulted in the recognition of $20.1 million in benefits. Excluding the tax benefits noted herein, GATX’s effective tax rate was 31.5% in 2009, 29.7% in 2008 and 35.9% in 2007. Variability of GATX’s effective tax rate is driven in part by the mix of pre-tax income between domestic and foreign jurisdictions. See Note 12 to the consolidated financial statements for additional information on income taxes.

Discontinued Operations

During 2007, GATX completed the sale of the remainder of its aircraft leasing business (formerly the “Air” segment) to Macquarie Aircraft Leasing Limited for final gross proceeds of $229.9 million. Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

The following table summarizes certain operating data for Discontinued Operations (in millions):

Year Ended
December 31, 2007

Revenues	$0.6
Loss before income taxes	(5.7)
Loss from operations, net of taxes	$(0.8)
Gain on disposal of segment, net of taxes	18.7

Net income from discontinued operations	$17.9

In 2007, gain on disposal of segment primarily consisted of the reversal of $20.9 million of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the Air sale. Operating results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes.

See Note 20 to the consolidated financial statements for additional information on discontinued operations.

BALANCE SHEET DISCUSSION

Assets

Assets of continuing operations were $5.2 billion at December 31, 2009 and 2008. In addition to assets recorded on its balance sheet, GATX utilizes approximately $1.0 billion of other assets, primarily railcars, which are financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets of continuing operations by segment as of December 31 (in millions):

	2009			2008
	On	Off		On	Off
	Balance	Balance		Balance	Balance
	Sheet	Sheet	Total	Sheet	Sheet	Total

Rail	$4,157.7	$1,012.1	$5,169.8	$4,114.8	$1,056.5	$5,171.3
Specialty	672.9	4.0	676.9	648.2	4.7	652.9
ASC	269.2	—	269.2	275.3	—	275.3
Other	106.6	—	106.6	152.2	—	152.2

	$5,206.4	$1,016.1	$6,222.5	$5,190.5	$1,061.2	$6,251.7

Gross Receivables

Receivables of $378.4 million at December 31, 2009, including leveraged leases net of nonrecourse debt, decreased $37.7 million from December 31, 2008, primarily due to lower lease and marine operating income.

Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. There were no material changes in estimation methods or assumptions for the allowance during 2009. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2009. Since the allowance is based on judgments and estimates, it is possible actual losses incurred will differ from the estimate.

As of December 31, 2009, allowances for trade receivables were $2.5 million or 3.6% of rent and other receivables compared to $3.9 million or 4.7% at December 31, 2008. Specific allowances for finance leases were $10.9 million at December 31, 2009, compared to $14.7 million at December 31, 2008. The decrease in specific allowances in 2009 was primarily due to the reversal of a $6.9 million provision on certain direct finance leases related to a Rail customer that declared bankruptcy. In 2009, upon restructuring of the lease terms in bankruptcy court, the classification of the lease changed to an operating lease and all finance lease balances were reversed, including the provision. As a result of the lease reclassification, the operating lease assets were recorded at fair value and an impairment charge of $4.4 million was recorded, representing the difference between fair value and carrying value. The reversal of the provision in 2009 was partially offset by required provisions for certain other customers.

The following summarizes changes in GATX’s allowance for possible losses as of December 31 (in millions):

	2009	2008

Beginning balance	$18.6	$11.0
(Reversal) provision for losses	(3.2)	7.5
Charges to allowance	(2.2)	(1.1)
Recoveries and other, including foreign exchange adjustments	0.2	1.2

Ending balance	$13.4	$18.6

Operating Assets and Facilities

Net operating assets and facilities increased $111.7 million from 2008. The increase was primarily due to investments of $380.5 million, foreign exchange rate effects of $25.9 million and $10.7 million of purchases of leased-in assets, partially offset by depreciation of $217.7 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $52.9 million in 2009, primarily due to investments of $81.4 million (including a scheduled $55.4 million shareholder loan repayment) and equity earnings of $29.0 million, partially offset by dividend distributions of $35.9 million.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2009	2008

Rail	$120.9	$149.7
Specialty	331.3	249.6

	$452.2	$399.3

See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

Goodwill

In 2009 and 2008, changes in the balance of GATX’s goodwill, all of which is attributable to the Rail segment, resulted solely from changes in foreign currency exchange rates. GATX tests goodwill for impairment in the fourth quarter of each year and no impairments were indicated. While GATX does not believe that the carrying value of goodwill is at risk of becoming impaired in future periods, an impairment could result if existing depressed market conditions continue for an extended period or otherwise worsen.

Debt

Total debt increased $103.5 million from the prior year, primarily due to debt issuances of $646.8 million, partially offset by scheduled maturities and principal payments of $433.7 million, debt prepayments of $47.1 million and a net reduction of $55.3 million in commercial paper and borrowings under bank credit facilities.

The following table sets forth the details of GATX’s debt issuances in 2009:

Type of Debt	Term	Interest Rate	Principal Amount

Recourse Unsecured	5 Years	8.75% Fixed	$300	.0 million
Recourse Unsecured	3 Years	4.75% Fixed	$300	.0 million
Recourse Secured	5 Years	4.91% Floating(a)	$50	.0 million

(a)	Reflects interest rate at December 31, 2009

The following table summarizes the carrying value of GATX’s debt by major component, including off balance sheet debt, as of December 31, 2009 (in millions):

	Secured	Unsecured	Total

Commercial paper and borrowings under bank credit facilities	$—	$70.8	$70.8
Convertible notes	—	41.9	41.9
Recourse debt	238.1	2,273.0	2,511.1
Nonrecourse debt	234.2	—	234.2
Capital lease obligations	54.8	—	54.8

Balance sheet debt	527.1	2,385.7	2,912.8
Recourse off balance sheet debt(a)	813.0	—	813.0
Nonrecourse off balance sheet debt(a)	203.1	—	203.1

	$1,543.2	$2,385.7	$3,928.9

(a)	Off balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off balance sheet assets.

Subsequent events

On January 29, 2010, GATX called the convertible notes for redemption. On February 5, 2010, GATX issued $250 million of unsecured notes due May 15, 2015, at a yield of 4.92%.

See Note 8 to the consolidated financial statements for additional information.

Equity

Total equity decreased $21.9 million from the prior year, primarily due to $55.1 million of stock repurchases made in 2009, $54.0 million of dividends and $12.7 million from the effects of post-retirement benefit plan adjustments. These decreases were partially offset by $81.4 million of net income and an $18.3 million foreign currency translation adjustment due to the balance sheet effects of a weaker U.S. dollar.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary materially from quarter to quarter and year to year. As of December 31, 2009, GATX had unrestricted cash balances of $41.7 million. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

Net Cash Provided by Operating Activities of Continuing Operations

Net cash provided by operating activities of continuing operations of $265.4 million decreased $98.6 million compared to 2008. The decrease was primarily driven by a $45.0 million increase in current year contributions to GATX’s domestic funded pension plans, lower Rail lease income, decreased Specialty joint venture dividends and a smaller net contribution from ASC, partially offset by lower SG&A.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. During 2009, Rail acquired approximately 3,300 railcars in North America and 500 railcars in Europe, compared to approximately 7,900 railcars in 2008, which included 3,650 cars from Allco. Specialty investments in 2009 primarily consisted of $81.4 million in joint ventures (including a scheduled $55.4 million shareholder loan repayment) and $33.4 million in industrial equipment. Specialty investments in 2008 included $36.9 million in industrial equipment, $64.1 million in marine assets and $59.8 million in joint ventures. ASC investments of $7.2 million in 2009 and $7.6 million in 2008 primarily consisted of structural and mechanical upgrades to the vessel fleet. Other investments of $8.4 million in 2009 primarily consisted of information technology expenditures that support GATX’s operations and in 2008 included leasehold improvements related to the relocation of the corporate headquarters. The timing of investments is dependent on purchase commitments, transaction opportunities and market conditions.

The following table presents the cash component of portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2009	2008	2007

Rail(a)	$345.3	$399.2	$487.2
Specialty	119.5	163.3	141.0
ASC	7.2	7.6	4.4
Other	8.4	23.0	1.4

	$480.4	$593.1	$634.0

(a)	2008 excludes $188.0 million of assumed debt, which was a non-cash item.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds in 2008 and 2007 were favorably impacted by high levels of asset remarketing proceeds.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2009	2008	2007

Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$17.8	$13.8	$17.5
Loan principal received	5.0	7.6	19.4
Proceeds from asset remarketing	44.5	128.4	135.8
Other investment distributions and sales of securities	0.5	0.9	42.3
Capital distributions from affiliates	0.1	5.4	31.8

	$67.9	$156.1	$246.8

Other Investing Activity

In 2009, Rail acquired 571 previously leased-in railcars for $10.7 million and completed a sale-leaseback for 597 railcars for net proceeds of $45.7 million. In 2008, Rail acquired 3,628 previously leased-in railcars for $70.1 million and the assumption of $74.7 million of related nonrecourse debt. Proceeds from sales of other assets primarily relate to the scrapping of railcars except for 2008, which also included $22.2 million of proceeds from the sale of the office building in Europe. Scrapping proceeds in North America were $22.6 million, $36.8 million and $14.3 million in 2009, 2008 and 2007, respectively. Other investing activity in 2008 of $42.1 million reflects the balance sheet reclassification of a money market fund investment that became illiquid when the per share net asset value fell below one dollar. Other investing activity in 2009 consists of distributions of $36.0 million from this fund.

Net Cash used in Financing Activities of Continuing Operations

Net cash used in financing activities of continuing operations was $17.9 million in 2009, compared to net cash provided of $122.1 million in 2008. Repayments of debt of $536.1 million in 2009 primarily consisted of scheduled maturities, principal payments on nonrecouse debt and a net reduction in commercial paper and borrowings under bank credit facilities. Stock repurchases made under the $200 million GATX common stock repurchase program were $55.1 million for 2.8 million shares in 2009 and $76.5 million for 2.1 million shares in 2008. Debt proceeds in 2009 totaled $636.1 million (net of hedges and issuance costs). Dividends paid in 2009 were $53.6 million.

Cash Flows of Discontinued Operations

Net cash provided by discontinued operations of $181.8 million in 2007 primarily consisted of final proceeds received upon completion of the Air sale, partially offset by allocated income tax payments.

Liquidity and Capital Resources

General

GATX funds its investments and meets its debt, lease and dividend obligations through available cash balances, cash generated from continuing operating activities, portfolio proceeds, sales of other assets, commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. Cash from operations and commercial paper issuances are the primary sources of cash used to fund daily operations. GATX utilizes both domestic and international capital markets and banks for its debt financing needs.

Principal sources and uses of cash from continuing operations were as follows for the years ended December 31 (in millions):

	2009	2008	2007

Principal sources of cash(a)
Net cash provided by operating activities	$265.4	$364.0	$339.8
Portfolio proceeds	67.9	156.1	246.8
Other asset sales	25.4	61.9	22.3
Proceeds from sale-leaseback	45.7	—	—
Proceeds from issuance of debt, commercial paper and credit facilities	636.1	583.0	302.3

	$1,040.5	$1,165.0	$911.2

Principal uses of cash
Portfolio investments and capital additions	$(480.4)	$(593.1)	$(634.0)
Stock repurchases	(55.1)	(76.5)	(300.2)
Repayments of debt, commercial paper and credit facilities	(536.1)	(332.2)	(204.7)
Purchase of leased-in assets	(10.7)	(70.1)	(6.8)
Payments on capital lease obligations	(9.9)	(7.9)	(6.5)
Cash dividends	(53.6)	(51.7)	(47.6)

	$(1,145.8)	$(1,131.5)	$(1,199.8)

(a)	Additionally, net cash from discontinued operations, primarily proceeds from the sale of Air assets, was $181.8 million for 2007.

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2010.

Credit Lines and Facilities

GATX has a $550 million unsecured revolving credit facility that matures in May 2012. At December 31, 2009, availability under this facility was $506.9 million, with $30.5 million of commercial paper outstanding and $12.6 million of letters of credit issued, both of which are backed by the facility. GATX also has revolving lines of credit totaling $67.3 million in Europe. At December 31, 2009, availability under these lines of credit was $28.6 million. At the end of the third quarter of 2009, GATX terminated a $100 million, 364-day, unsecured revolving credit facility.

Restrictive Covenants

The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.5 for the period ended December 31, 2009, in excess of the minimum covenant ratio of 1.2. At December 31, 2009, GATX was in compliance with all covenants and conditions of the $550 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $550 million facility.

The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the previously specified exceptions, GATX would be able to incur liens securing a maximum of $823.7 million of additional indebtedness as of December 31, 2009, based on the most restrictive limitation on liens provision. At December 31, 2009, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2009, the maximum amount that GRE could transfer to GATX without violating its covenants was $24.8 million, implying that $404.1 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2009, GRE was in compliance with all covenants and conditions of these loan agreements.

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

See Note 8 to the consolidated financial statements for detailed information on GATX’s credit facilities, debt obligations and related restrictive covenants.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of December 31, 2009, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s. During 2009, Moody’s revised its rating outlook on GATX from stable to negative and S&P removed GATX from credit watch negative, affirmed GATX’s long-term unsecured debt credit rating at BBB+ and changed GATX’s rating outlook from stable to negative. GATX does not expect these actions or potential subsequent actions to have a material impact on GATX’s access to the capital markets or to its future debt financing costs.

2010 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2010 through a combination of projected cash from continuing operations, portfolio proceeds and its revolving credit facilities as well as available cash at December 31, 2009.

Contractual and Other Commercial Commitments

Contractual Commitments

At December 31, 2009, GATX’s contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Recourse debt	$2,503.9	$284.9	$237.0	$711.9	$300.4	$399.5	$570.2
Nonrecourse debt	244.8	14.7	70.1	25.7	33.7	58.3	42.3
Convertible notes(a)	41.9	—	—	—	—	—	41.9
Commercial paper and credit facilities	70.8	70.8	—	—	—	—	—
Capital lease obligations	67.9	16.3	21.1	4.7	4.8	4.7	16.3
Operating leases — recourse	1,137.0	128.1	113.9	115.2	107.0	109.1	563.7
Operating leases — nonrecourse	287.4	27.8	27.8	28.0	28.3	27.8	147.7
Unconditional purchase obligations(b)	52.7	51.8	0.8	0.1	—	—	—
Loan from affiliate	6.3	6.3	—	—	—	—	—

	$4,412.7	$600.7	$470.7	$885.6	$474.2	$599.4	$1,382.1

(a)	Conversion price of $24.81 per share. On January 29, 2010, GATX called the convertible notes for redemption.

(b)	Primarily contractual railcar commitments.

Contractual Cash Receipts

The Company’s contractual cash receipts arising from minimum future lease payments from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2009, were as follows (in millions):

	Contractual Cash Receipts by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Finance leases	$409.6	$39.6	$41.8	$38.3	$29.2	$27.6	$233.1
Operating leases	2,759.1	752.7	573.1	413.8	300.9	216.8	501.8

Total	$3,168.7	$792.3	$614.9	$452.1	$330.1	$244.4	$734.9

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

GATX’s commercial commitments for continuing operations at December 31, 2009 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Affiliate guarantees	$38.1	$31.3	$2.2	$1.3	$1.3	$1.3	$0.7
Asset residual value guarantees	49.5	2.5	0.9	14.3	26.9	4.9	—
Lease payment guarantees	59.2	4.8	4.1	4.0	4.0	4.0	38.3
Other(a)	77.8	—	—	—	—	—	—

Total guarantees	224.6	38.6	7.2	19.6	32.2	10.2	39.0
Standby letters of credit and bonds	13.8	13.8	—	—	—	—	—

	$238.4	$52.4	$7.2	$19.6	$32.2	$10.2	$39.0

(a)	No specific maturity date.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 68% of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

Other consists of GATX’s potential reimbursement obligation to Airbus S.A.S (“Airbus”) for amounts Airbus may be required to pay to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s potential reimbursement obligation is applicable only under certain specified conditions and is capped at approximately $77.8 million. No liability has been recorded with respect to this potential reimbursement as GATX believes that the likelihood of any required payment is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 22 to the consolidated financial statements.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2009, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

Defined Benefit Plan Contributions

In 2009, GATX contributed $45.5 million to its funded pension plans. As a result of these contributions and a partial recovery in investment asset values, as of December 31, 2009, the funded pension plans were 94% funded. In aggregate in 2009, GATX contributed $51.6 million to its funded and unfunded defined benefit plans and other post-retirement benefits. In 2010, the Company expects to make contributions of approximately $21.4 million. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions. See Note 10 to the consolidated financial statements for additional information on GATX’s benefit plans.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company considers the following as critical accounting policies:

•	Operating assets — Operating assets, including assets acquired under capital lease, are stated principally at historical cost and are depreciated using the straight-line method to an estimated salvage value. The majority of GATX’s assets have useful lives in excess of 30 years and the estimate of salvage value requires a projection of value significantly in the future. GATX periodically reviews the appropriateness of depreciable lives and salvage value estimates based on physical and economic factors, as well as existing market conditions. Changes in these estimates could result in a change in depreciation expense.

In addition, GATX reviews long-lived assets such as operating assets and facilities for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. GATX measures recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net cash flows expected to be generated by it. Estimated future cash flows are based on a number of assumptions including lease rates, lease term (including renewals), freight rates and volume, operating costs, life of the asset and final disposition proceeds. If such assets are determined to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds estimated fair value. Fair value is based on discounted future cash flows supplemented with independent appraisals and market comparables when available and appropriate.

•	Lease Classification — GATX analyzes all new and modified leases in order to determine whether the lease is classified as an operating or capital lease. The lease classification analysis relies on certain assumptions that require significant judgment, such as the asset fair value, the estimated residual value, the interest rate implicit in the lease, and the economic useful life of the asset. While most of GATX’s leases are classified as operating leases, changes in the assumptions used could result in a different lease classification, which would change the manner in which the lease transaction impacts GATX’s financial position and results of operations.

•	Impairment of investments in affiliated companies — GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If management determines that indicators of impairment are present for an investment, an analysis is performed to estimate the fair value of that investment. Active markets do not exist for the majority of GATX’s affiliate investments and as a result, GATX estimates fair value using discounted cash flow analysis at the investee level, price-earnings ratios based on comparable businesses, or other valuation techniques that are appropriate for the particular circumstances of the affiliate and for which sufficient data are available. For all fair value estimates, GATX utilizes observable inputs whenever possible and appropriate.

Once an estimate of fair value is made, it is compared to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then the investment is deemed impaired. If an investment is deemed impaired, then a determination is made as to whether the impairment is other-than-temporary. Factors that management considers in making this determination include expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee and the ability of GATX to hold the investment through the end of the underlying assets’ useful life. Anticipated actions that are probable of being taken by investee management that may improve its business prospects are also considered. If management reasonably determines an investment to be only temporarily impaired, no impairment loss is recorded. Alternatively, if management determines that an impairment is other-than-temporary, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

•	Impairment of goodwill — GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining applicable assumptions used in the calculation. The first step consists of estimating the fair value of each reporting unit, which GATX determines based on a discounted cash flow model. The future cash flows are estimated based on revenue and expense forecasts and includes assumptions for future growth. In estimating the fair value of the reporting unit, GATX also considers observable multiples of book value and earnings for companies that management believes are comparable to the applicable reporting units. Management then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded.

•	Pension and Post-Retirement Benefits Assumptions — GATX uses actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends and rate of compensation increases.

GATX uses the discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds, with durations similar to that of the projected benefit obligation. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX evaluates these critical assumptions annually and makes adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan assets or obligations. See Note 10 to the consolidated financial statements for additional information regarding these assumptions.

•	Share-Based Compensation — GATX provides equity awards to certain employees and non-employee directors in the form of stock appreciation rights (“SAR“s), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of SARs. This model requires GATX to make certain assumptions, some of which are highly subjective, which will affect the amount of compensation expense to be recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s SARs are dividend participating). The fair value of other equity awards is based on GATX’s stock price on the grant date. See Note 11 to the consolidated financial statements for additional information on share-based compensation.

•	Income Taxes — GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that GATX presume that uncertain income tax positions will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more likely than not recognition threshold is then evaluated to determine the probable amount of benefit to be recognized in the financial statements. Establishing accruals for uncertain tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues and amounts recorded in the financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s financial position, results of operations or cash flows.

GATX evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, including net operating loss and tax credit carryforward benefits, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

Taxes have not been provided on undistributed earnings of foreign subsidiaries as GATX intends to permanently reinvest such earnings in those foreign operations. If, in the future, these earnings are repatriated to the U.S., or if the Company expects such earnings to be repatriated, a provision for additional taxes may be required.

See Note 12 to the consolidated financial statements for additional information on income taxes.

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

GLOSSARY OF KEY TERMS

•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet excluding assets of discontinued operations.

•	Return on Equity — Income from continuing operations divided by average total shareholders’ equity.

•	Return on Assets — Income from continuing operations divided by average total on and off balance sheet assets.

•	Return on Equity Excluding Tax Benefits and Other Items — Income from continuing operations excluding tax benefits and other items divided by average total shareholders’ equity.

•	Return on Assets Excluding Tax Benefits and Other Items — Income from continuing operations excluding tax benefits and other items divided by average total on and off balance sheet assets.

Reconciliation of non-GAAP components used in the computation of certain Financial Measures (in millions):

	2009	2008	2007	2006

Total Assets, as reported	$5,206.4	$5,190.5	$4,723.2	$4,646.6
Less: Assets of Discontinued Operations	—	—	—	232.2

On Balance Sheet Assets	$5,206.4	$5,190.5	$4,723.2	$4,414.4
Off Balance Sheet Assets	1,016.1	1,061.2	1,235.9	1,321.0

Total On and Off Balance Sheet Assets(a)	$6,222.5	$6,251.7	$5,959.1	$5,735.4

Shareholders’ Equity	$1,102.6	$1,124.5	$1,149.0	$1,169.2

	2009	2008	2007

Income from Continuing Operations, as reported	$81.4	$194.8	$183.8
Tax Benefits(b)	(7.4)	(6.8)	(20.1)
Other Items(c)	20.7	(13.1)	—

Income from Continuing Operations, excluding Tax Benefits and Other Items	$94.7	$174.9	$163.7

Diluted Earnings Per Share, as reported	$1.70	$3.88	$3.43
Tax Benefits(b)	(0.15)	(0.13)	(0.36)
Other Items(c)	0.42	(0.26)	—

Diluted Earnings Per Share, excluding Tax Benefits and Other Items	$1.97	$3.49	$3.07

(a)	Total on and off balance sheet assets are used in the calculation of return on assets which is income from continuing operations divided by average total on and off balance sheet assets.

(b)	In 2009, $7.4 million of realized foreign tax credits. In 2008, the statute of limitations on a state income tax position taken in a prior period expired, resulting in the recognition of previously unrecognized tax benefits. In 2007, enacted reductions in statutory tax rates in foreign jurisdictions resulted in the recognition of deferred tax benefits.

(c)	In 2009, $20.7 million (after-tax) from unrealized losses on AAE interest rate swaps. In 2008, a $9.8 million gain (after-tax) from the sale of an office building and $6.6 million (after-tax) from the reversal of environmental reserves, both in Europe, and $3.3 million (after-tax) from unrealized losses on AAE interest rate swaps.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Exposure — GATX’s interest expense is affected by changes in interest rates, primarily LIBOR, as a result of its use of floating rate debt instruments. GATX generally manages its floating rate debt instruments in relation to its floating rate investments. Based on GATX’s floating rate debt instruments at December 31, 2009, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $4.6 million in 2010. Comparatively, at December 31, 2008, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.6 million increase in after-tax interest expense in 2009.

Functional Currency/Reporting Currency Exchange Rate Exposure — GATX conducts operations in foreign countries, principally Poland, Germany and Austria. As a result, changes in the spot value of the U.S. dollar in terms of foreign currencies, primarily the Euro and Polish zloty, would affect GATX’s reported earnings when these currencies are converted to U.S. dollars upon consolidation. At December 31, 2009, and based on earnings from continuing operations in 2009, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2010 by approximately $4.4 million. Comparatively, at December 31, 2008, and based on earnings from continuing operations in 2008, a uniform and hypothetical 10% increase in the U.S. dollar versus applicable foreign currencies would have resulted in a decrease in after-tax income from continuing operations in 2009 of approximately $4.2 million.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company changed its method of accounting for leveraged lease transactions and unrecognized tax benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2010

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	In millions

Assets
Cash and Cash Equivalents	$41.7	$102.2
Restricted Cash	33.2	41.1
Receivables
Rent and other receivables	68.7	84.3
Finance leases	309.7	331.8
Less: allowance for possible losses	(13.4)	(18.6)

	365.0	397.5
Operating Assets and Facilities
Rail	5,449.0	5,232.3
Specialty	245.4	271.4
ASC	380.2	373.1
Less: allowance for depreciation	(2,041.3)	(1,955.2)

	4,033.3	3,921.6
Investments in Affiliated Companies	452.2	399.3
Goodwill	97.5	95.7
Other Assets	183.5	233.1

Total Assets	$5,206.4	$5,190.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$123.0	$140.1
Debt
Commercial paper and borrowings under bank credit facilities	70.8	125.1
Recourse	2,553.0	2,376.2
Nonrecourse	234.2	243.3
Capital lease obligations	54.8	64.7

	2,912.8	2,809.3
Deferred Income Taxes	730.6	710.7
Other Liabilities	337.4	405.9

Total Liabilities	4,103.8	4,066.0
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,046 and 17,428 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of December 31, 2009 and 2008, respectively, aggregate liquidation preference of $1.0 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,224,956 and 65,051,639 shares issued and 46,101,570 and 48,725,953 shares outstanding as of December 31, 2009 and 2008, respectively)	40.6	40.6
Additional paid in capital	616.8	611.7
Retained earnings	1,090.0	1,062.6
Accumulated other comprehensive loss	(84.5)	(85.2)
Treasury stock at cost (19,123,386 and 16,325,686 shares at December 31, 2009 and 2008, respectively)	(560.3)	(505.2)

Total Shareholders’ Equity	1,102.6	1,124.5

Total Liabilities and Shareholders’ Equity	$5,206.4	$5,190.5

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	In millions, except per share data

Gross Income
Lease income	$905.1	$935.3	$895.2
Marine operating revenue	128.4	267.1	228.7
Asset remarketing income	29.8	54.6	61.4
Other income	61.6	95.5	67.5

Revenues	1,124.9	1,352.5	1,252.8
Share of affiliates’ earnings	29.0	90.6	93.2

Total Gross Income	1,153.9	1,443.1	1,346.0
Ownership Costs
Depreciation	217.7	208.7	191.4
Interest expense, net	167.5	148.5	130.7
Operating lease expense	136.6	145.2	155.8

Total Ownership Costs	521.8	502.4	477.9
Other Costs and Expenses
Maintenance expense	269.0	257.1	236.1
Marine operating expenses	87.2	201.8	172.7
Selling, general and administrative	127.8	168.9	159.3
Other expense	40.2	45.3	44.6

Total Other Costs and Expenses	524.2	673.1	612.7

Income from Continuing Operations before Income Taxes	107.9	267.6	255.4
Income Taxes	26.5	72.8	71.6

Income from Continuing Operations	81.4	194.8	183.8
Income from Discontinued Operations, net of taxes	—	—	17.9

Net Income	$81.4	$194.8	$201.7

Per Share Data
Basic:
Income from continuing operations	$1.74	$4.09	$3.69
Income from discontinued operations	—	—	0.36

Total	$1.74	$4.09	$4.05

Average number of common shares	46.6	47.6	49.9
Diluted:
Income from continuing operations	$1.70	$3.88	$3.43
Income from discontinued operations	—	—	0.33

Total	$1.70	$3.88	$3.76

Average number of common shares and common share equivalents	48.8	51.0	55.4
Dividends declared per common share	$1.12	$1.08	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	In millions

Operating Activities
Net income	$81.4	$194.8	$201.7
Less: Income from discontinued operations	—	—	17.9

Income from continuing operations	81.4	194.8	183.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Gains on sales of assets and securities	(21.3)	(76.8)	(55.0)
Depreciation	227.3	219.2	200.8
(Reversal) provision for possible losses	(3.2)	7.5	0.1
Asset impairment charges	10.0	4.7	2.3
Deferred income taxes	24.0	56.8	56.9
Share of affiliates’ earnings, net of dividends	7.0	(34.4)	(36.3)
(Increase) decrease in income taxes payable	(8.8)	9.0	(8.7)
Decrease in operating lease payable	(7.4)	(8.9)	(6.7)
Employee benefit plans	(50.0)	(10.4)	(2.3)
Other	6.4	2.5	4.9

Net cash provided by operating activities of continuing operations	265.4	364.0	339.8
Investing Activities
Additions to operating assets, net of nonrecourse financing for leveraged leases, and facilities	(398.6)	(527.3)	(611.6)
Loans extended	—	—	(7.0)
Investments in affiliates	(81.4)	(59.8)	(12.0)
Other	(0.4)	(6.0)	(3.4)

Portfolio investments and capital additions	(480.4)	(593.1)	(634.0)
Purchases of leased-in assets	(10.7)	(70.1)	(6.8)
Portfolio proceeds	67.9	156.1	246.8
Proceeds from sales of other assets	25.4	61.9	22.3
Proceeds from sale-leaseback	45.7	—	—
Net decrease in restricted cash	7.9	3.6	3.3
Other	36.0	(42.1)	—

Net cash used in investing activities of continuing operations	(308.2)	(483.7)	(368.4)
Financing Activities
Proceeds from issuances of debt (original maturities longer than 90 days)	636.1	583.0	77.8
Repayments of debt (original maturities longer than 90 days)	(480.8)	(210.4)	(204.7)
Net (decrease) increase in debt with original maturities of 90 days or less	(55.3)	(121.8)	224.5
Payments on capital lease obligations	(9.9)	(7.9)	(6.5)
Stock repurchases	(55.1)	(76.5)	(300.2)
Employee exercises of stock options	—	7.4	21.9
Cash dividends	(53.6)	(51.7)	(47.6)
Derivative settlements	0.7	—	(20.7)
Excess tax benefits from share-based compensation	—	—	9.0

Net cash (used in) provided by financing activities of continuing operations	(17.9)	122.1	(246.5)
Effect of Exchange Rates on Cash and Cash Equivalents	0.2	(4.6)	1.5
Cash Flows of Discontinued Operations (see Note 20)
Net cash used in operating activities	—	—	(48.1)
Net cash provided by investing activities	—	—	229.9

Net decrease in cash and cash equivalents during the period	(60.5)	(2.2)	(91.8)
Cash and Cash Equivalents at beginning of period	102.2	104.4	196.2

Cash and Cash Equivalents at end of period	$41.7	$102.2	$104.4

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31
	2009	2008	2007	2009	2008	2007
	Dollars	Dollars	Dollars	Shares	Shares	Shares
	In millions

Preferred Stock
Balance at beginning of period	$ *	$ *	$ *	*	*	*
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	*	*	*	*	*	*
Common Stock
Balance at beginning of period	40.6	38.7	37.4	65.1	62.2	60.0
Issuance of common stock	*	0.3	0.5	0.1	0.3	0.8
Convertible debt conversions	—	1.6	0.8	—	2.6	1.4
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	40.6	40.6	38.7	65.2	65.1	62.2
Treasury Stock
Balance at beginning of period	(505.2)	(428.7)	(128.5)	(16.3)	(14.2)	(7.9)
Stock repurchases	(55.1)	(76.5)	(300.2)	(2.8)	(2.1)	(6.3)

Balance at end of period	(560.3)	(505.2)	(428.7)	(19.1)	(16.3)	(14.2)
Additional Capital
Balance at beginning of period	611.7	531.9	491.9
Convertible debt conversions	—	63.1	2.0
Share-based compensation effects	5.1	9.3	7.1
Excess tax benefits from share-based compensation	—	—	9.0
Issuance of common stock	*	7.4	21.9

Balance at end of period	616.8	611.7	531.9
Retained Earnings
Balance at beginning of period	1,062.6	920.9	771.8
Cumulative effect of adjustments from the adoption of FSP FAS 13-2, net of taxes	—	—	(15.0)
Cumulative effect of adjustments from the adoption of FASB Interpretation No. 48	—	—	11.0

Adjusted balance at beginning of period	1,062.6	920.9	767.8
Net income	81.4	194.8	201.7
Dividends declared	(54.0)	(53.1)	(48.6)

Balance at end of period	1,090.0	1,062.6	920.9
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(85.2)	86.2	(3.4)
Foreign currency translation gain (loss)	18.3	(78.4)	70.0
Unrealized (loss) gain on securities	(0.1)	(1.8)	0.6
Unrealized loss on derivative instruments	(4.8)	(24.2)	(1.1)
Post retirement benefit plans	(12.7)	(67.0)	20.1

Balance at end of period	(84.5)	(85.2)	86.2

Total Shareholders’ Equity	$1,102.6	$1,124.5	$1,149.0

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2009	2008	2007
	In millions

Net income	$81.4	$194.8	$201.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	18.3	(78.4)	70.0
Unrealized (loss) gain on securities	(0.1)	(1.8)	0.6
Unrealized loss on derivative instruments	(4.8)	(24.2)	(1.1)
Post retirement benefit plans	(12.7)	(67.0)	20.1

Other comprehensive income (loss)	0.7	(171.4)	89.6

Comprehensive Income	$82.1	$23.4	$291.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”). In 2007, GATX completed the sale of its aircraft leasing business (formerly the “Air” segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

NOTE 2.	Accounting Changes

Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-1, Topic 105, Generally Accepted Accounting Principles, which identifies the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. All future accounting standards will be issued in the form of Accounting Standards Updates. Generally, the Codification is not expected to change GAAP. GATX adopted the provisions of the Codification as of September 30, 2009, and other than revisions to GATX’s references to applicable accounting guidance, the adoption had no effect on GATX’s financial position, results of operations or cash flows.

Fair Value Measurements — As of January 1, 2009, GATX adopted authoritative accounting guidance governing fair value measurements and disclosures that conforms the definition of fair value for nonfinancial assets and liabilities to the definition used for financial assets and liabilities. The guidance was applicable to fair value measurements that GATX performed relating to its long-lived assets, goodwill, and investments in affiliates, but did not have a material effect on GATX’s financial position, results of operations or cash flows.

Fair Value of Defined Benefit Plan Assets — GATX adopted authoritative accounting guidance addressing disclosures about pension assets for the year ended December 31, 2009. The guidance requires additional disclosures about the assets GATX holds in its defined benefit pension and post-retirement plans, including the fair value hierarchy classification for each major category of plan assets. The application of the guidance has no impact on GATX’s financial position, results of operations or cash flows. See Note 10 for additional details.

Leveraged Leases — As of January 1, 2007, GATX adopted authoritative accounting guidance affecting all transactions classified as leveraged leases. The guidance provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income among reporting periods must be recalculated, which may result in a non-cash charge to earnings in the period of changed expectations. As a result of the application of this guidance, GATX reduced the carrying value of two leveraged lease investments and recorded a corresponding reduction of $15.0 million, net of taxes, to the 2007 opening balance of retained earnings. This amount will be recognized as income over the remaining terms of the affected leases, 2007 to 2021, and is not expected to be material in any year.

Unrecognized tax benefits — As of January 1, 2007, GATX adopted authoritative accounting guidance relating to the accounting for and reporting of unrecognized tax benefits. The guidance defined the criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise’s financial statements. As a result of the application of this guidance, GATX recorded an $11.0 million decrease in the liability for unrecognized tax benefits and a corresponding increase to the 2007 opening balance of retained earnings. See Note 12 for additional information.

NOTE 3.	Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of GATX and its wholly-owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the former Air segment as discontinued operations for all periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented. GATX has investments that are considered variable interest entities (“VIEs”). GATX has concluded that it is not the primary beneficiary with respect to any of the VIEs and therefore does not consolidate them. See Note 7 for a complete discussion of VIEs.

Use of Estimates — The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

Reclassification — Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

Fair Value Measurements — As defined by GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified according to a three level hierarchy based on management’s judgment about the reliability of the inputs used in the fair value measurement. Level 1 measurements are those for which quoted prices are available in active markets for identical assets or liabilities. Level 2 measurements contain pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 measurements contain unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 measurement techniques typically include pricing models and discounted cash flow methodologies and significant management judgment is required.

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

Operating Assets and Facilities — Operating assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated salvage values using the straight-line method. During 2009, ASC increased the estimated useful lives of certain vessels from 50 years to 65 years. The estimated useful lives of depreciable assets are as follows:

Railcars	30 – 38 years
Locomotives	12 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 15 years
Marine vessels	30 – 65 years
Industrial equipment	5 – 30 years

A review for impairment of long-lived assets, such as operating assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell.

Investments in Affiliated Companies — GATX has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GATX does not have effective or voting control (collectively “affiliates”). These affiliates are accounted for using the equity method under which these companies are initially recorded at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost, including goodwill. The carrying amount of GATX’s investments in affiliated companies is affected by GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and capital, and loan payments to or from the affiliate. Loans to and from affiliates are reflected as part of GATX’s investment in the affiliate and interest on these loans is included with GATX’s proportional share of the affiliates’ earnings. GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying value is recorded in the period of identification. See Note 6 for additional information.

Lease Classification — GATX determines lease classification at lease inception. After lease inception, if the provisions of the lease are changed, other than by renewing the lease or extending its term, in a manner that would have resulted in a different classification of the lease had the changed terms been in effect at the inception of the lease, the revised agreement is considered a new lease for purposes of determining lease classification. During 2009, upon the restructuring of $22.9 million of direct finance leases with a customer that declared bankruptcy, GATX reassessed the classification of the leases based on the revised terms and determined that the new leases should be classified as operating leases. As a result, the $18.5 million fair value of the assets was reclassified to operating assets and the $4.4 million difference between the book value and fair value of the assets was recorded as an impairment charge. See Note 5 for additional information.

Finance Leases — Finance leases are comprised of direct finance leases and leveraged leases. Direct finance leases consist of the gross lease payment receivable and the estimated residual value of the equipment at the lease termination date, net of unearned income. Lease payment receivables represent the rent to be received over the remainder of the lease term. Initial unearned income is the amount by which the original sum of the lease receivable and the estimated residual value exceeds the original cost of the underlying equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income for leveraged leases represents the excess of anticipated cash flows (including estimated residual values and net of the related debt service) over the original investment in the lease. See Note 5 for additional information.

Residual Values — Residual values are a component of GATX’s investment in finance leases. Residual values represent the estimate of the value of the asset at the end of the finance lease contract. Residual values are initially recorded based on appraisals and estimates. Realization of residual values is dependent on GATX’s ability to market the assets under future market conditions. GATX reviews its estimates of residual value annually or whenever events or changes in circumstances indicate that a decline in value may have occurred. Any other-than-temporary declines in value are recognized as impairments.

Inventory — GATX has inventory that consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Goodwill — GATX recognizes goodwill when the purchase price of an acquired business exceeds the fair value of the acquired net assets and assigns the goodwill to the same reporting unit as the net assets of the acquired businesses. GATX determines its reporting units based on the composition of its operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operate in different economic environments. Goodwill is not amortized, but is tested annually for impairment. The impairment test consists of comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill (reporting unit fair value less carrying value excluding goodwill) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are estimated primarily using discounted cash flow models. GATX performs its impairment test annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. See Note 15 for additional information.

Allowance for Possible Losses — The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. There were no material changes in estimation methods or assumptions for the allowance during 2009. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2009. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate.

Convertible Debt — For convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, the liability (debt) and equity (conversion option) components must be accounted for separately and in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate. At issuance, the equity component is classified as additional capital, and the resulting discount on the debt is amortized as interest expense over the expected term of the convertible debt. Issuance costs relating to convertible debt are allocated between debt and equity issuance costs on the same basis as the debt and equity components. Debt issuance costs are amortized as interest expense over the expected term of the convertible debt and equity issuance costs are immediately recognized as a reduction of additional capital.

For conversions, GATX measures the fair value of the total consideration it transfers in settlement of the notes and allocates a portion (equal to the fair value of the liability component at the conversion date) to the extinguishment of the liability. The difference between the amount allocated and the net carrying amount of the liability component is recognized as a gain or loss. The remaining settlement consideration is attributed to the reacquisition of the equity component and is recognized as a reduction of additional capital. Accrued interest as of the conversion date is recorded as an increase to additional capital.

The conversion options embedded in GATX’s convertible debt issuances qualify for equity treatment, thus bifurcation and separate accounting treatment of the options as embedded derivatives is not required. All other features of GATX’s convertible notes, including conversion contingencies and registration rights provisions, are either not derivatives requiring bifurcation and separate accounting or are derivatives, but were determined to have a zero value at the date of issuance. GATX regularly reviews the value of these other features and recognizes any changes in current earnings, as applicable.

See Note 8 for additional information.

Income Taxes — Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes based on current tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different time periods for financial reporting purposes than they are for income tax purposes. U.S. income taxes have not been provided on the undistributed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $382.7 million at December 31, 2009.

Items deducted for tax purposes but for which a financial statement impact has not been recorded due to the uncertainty of the tax position are identified as uncertain tax positions. GATX’s liability for uncertain tax positions is reflected in other liabilities on the balance sheet.

See Note 12 for additional information.

Derivatives — GATX recognizes all derivative instruments at fair value and classifies them on the balance sheet as either other assets or other liabilities. Classification of derivative activity in the statements of income and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses and the related cash flows are included in cash flows from operating activities.

Instruments that meet specific accounting criteria are formally designated as qualifying hedges at the inception of the derivative contract. These criteria require that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate swap agreements, Treasury rate locks, options and currency forwards, to hedge its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For derivatives designated as fair value hedges, changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as part of other comprehensive income (loss) and subsequently recognized in earnings when the hedged transaction affects earnings and any ineffective portion is immediately recognized in earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not qualify for hedge accounting. Changes in the fair value of these derivatives are recognized in earnings immediately. For the years ended December 31, 2009, 2008 and 2007, gains (losses) of $0.9 million, $1.0 million and $(1.1) million, respectively, were recognized in earnings for derivatives that did not qualify as accounting hedges. See Note 9 for further information.

Defined Benefit Pension and Other Post-Retirement Plans — GATX’s balance sheet reflects the funded status of its pension and post-retirement plans. The funded status of the plans is measured as the difference between the fair value of the plan assets and the projected benefit obligation. GATX recognized the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities and the corresponding adjustments to other comprehensive income (loss), net of related taxes.

Foreign Currency — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end. Statements of income and cash flows are translated monthly, using average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions and from the remeasurement of non-functional currency denominated assets and liabilities, which are recorded net of related hedges in other expense during the periods in which they occur, were $0.4 million, $8.0 million and $(1.3) million for 2009, 2008, and 2007, respectively.

Environmental Liabilities — Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are charged to environmental reserves. Reserves are recorded to cover work at identified sites when GATX’s liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 22 for additional information.

Revenue Recognition — Gross income includes rents on operating leases, accretion of income on direct finance leases, interest on loans, marine operating revenue, fees, gains on the sale of assets and share of affiliates’ earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GATX’s portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Other income is primarily comprised of repair revenue, scrapping gains and fee income. Fee income, including management fees received from joint ventures, is recognized as services are performed.

Interest expense, net — Interest expense represents interest accrued on indebtedness and amortization of debt issue costs and debt discounts. Debt issuance costs are deferred and amortized over the applicable term of the related debt. Interest expense is reported net of interest income on bank deposits, which was $0.5 million, $3.1 million and $10.8 million for 2009, 2008 and 2007, respectively.

Operating Lease Expense— GATX leases certain railcars under sale-leaseback arrangements as well as other assets and facilities closely associated with its revenue generating operations (e.g. maintenance facilities and equipment). These leases are classified as operating leases and the associated lease expense is recorded on a straight-line basis. Gains as well as financing costs associated with sale-leasebacks are deferred and amortized as a component of operating lease expense over the related leaseback term. GATX also leases certain office facilities and related administrative assets. These leases are also classified as operating leases and the associated expense is recorded in selling, general, and administrative expense. Total operating lease expense was $141.7 million, $150.9 million and $162.5 million, in 2009, 2008 and 2007, respectively. See Note 5 for additional information.

Lease Origination Costs — Initial direct costs of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Required regulatory survey costs for ASC’s vessels are capitalized and depreciated over the applicable survey period, generally five years.

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

Share-Based Compensation — GATX measures share-based compensation expense based on the grant date fair value of an award and recognizes the expense over the requisite service period of each award. Compensation expense is only recognized for awards that vest, thus an estimate of forfeitures is made at the time of grant and that estimate is reevaluated at least annually, with a final adjustment recorded upon vesting. See Note 11 for additional information.

New Accounting Pronouncements

Variable Interest Entities — In June 2009, the FASB issued accounting guidance that revises the accounting for and disclosures about VIEs. The guidance requires an entity to perform a qualitative analysis each reporting period to determine whether a VIE must be consolidated and requires disclosures related to significant judgments and assumptions considered in the analysis, the nature of risks associated with an entity’s involvement with a VIE, and how that involvement affects the entity’s financial position, results of operations and cash flows. The guidance is effective for fiscal years and interim periods beginning after December 15, 2009, and GATX is currently evaluating the effect, if any, that the application of this guidance will have on its financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements — In January 2010, the FASB issued accounting guidance that amends the disclosure requirements for fair value measurements. The guidance requires enhanced disclosures regarding the amounts of significant transfers among the three levels of the fair value hierarchy and the reasons for those transfers and is effective for fiscal years and interim periods beginning after December 15, 2009. The application of this guidance will have no impact on GATX’s financial position, results of operations or cash flows.

NOTE 4.	Supplemental Cash Flow and Noncash Investing and Financing Transactions

	2009	2008	2007

Supplemental Cash Flow Information for Continuing Operations
Interest paid(a)	$151.0	$136.6	$132.8
Income taxes paid, net of refunds	$11.3	$7.0	$23.8

(a)	Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

Noncash Investing and Financing Transactions

Capital lease obligations assumed	$—	$—	$27.6
Nonrecourse debt assumed	$—	$262.9	$—
Reclassification of money market fund investment(a)	$—	$(42.1)	$—

(a)	Other investing activity in 2008 of $42.1 million reflects the balance sheet reclassification of a money market fund investment that became illiquid when the per share net asset value fell below one dollar. Other investing activity in 2009 consists of distributions of $36.0 million from this fund.

NOTE 5.	Leases

The following information pertains to GATX as a lessor:

The components of GATX’s finance leases at December 31 were (in millions):

	Leveraged		Direct		Total
	Leases		Financing		Finance Leases
	2009	2008	2009	2008	2009	2008

Total minimum lease payments receivable	$670.8	$688.1	$313.3	$369.1	$984.1	$1,057.2
Principal and interest on third-party nonrecourse debt	(574.5)	(589.7)	—	—	(574.5)	(589.7)

Net minimum future lease receivable	96.3	98.4	313.3	369.1	409.6	467.5
Estimated non-guaranteed residual value of leased assets	29.2	29.1	83.1	87.0	112.3	116.1
Unearned income	(41.7)	(46.2)	(170.5)	(205.6)	(212.2)	(251.8)

Finance leases	83.8	81.3	225.9	250.5	309.7	331.8
Allowance for possible losses	(10.4)	(7.8)	—	(6.9)	(10.4)	(14.7)
Deferred taxes	(137.1)	(130.6)	—	—	(137.1)	(130.6)

Net investment in finance leases	$(63.7)	$(57.1)	$225.9	$243.6	$162.2	$186.5

Leveraged Lease Income — Income from leveraged leases (net of taxes) was $2.8 million, $3.0 million and $3.1 million in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Usage Rents  — Rental income on certain operating leases is based on equipment usage. Rental income from usage rents was $24.2 million, $25.5 million and $22.7 million, in 2009, 2008 and 2007, respectively.

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2009, were (in millions):

	Finance	Operating
	Leases	Leases	Total

2010	$39.6	$752.7	$792.3
2011	41.8	573.1	614.9
2012	38.3	413.8	452.1
2013	29.2	300.9	330.1
2014	27.6	216.8	244.4
Years thereafter	233.1	501.8	734.9

	$409.6	$2,759.1	$3,168.7

The following information pertains to GATX as a lessee:

Capital Leases — GATX assets that are financed with capital lease obligations at December 31 were (in millions):

	2009	2008

Railcars and other equipment	$31.0	$72.5
Marine vessels	105.6	98.0

	136.6	170.5
Less: allowance for depreciation	(85.4)	(117.2)

	$51.2	$53.3

Operating Leases — Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary. These amounts are not included with future minimum rental payments. Future minimum rental payments due under noncancelable operating leases at December 31, 2009, were (in millions):

		Recourse	Nonrecourse
	Capital	Operating	Operating
	Leases	Leases(a)	Leases(b)

2010	$16.3	$128.1	$27.8
2011	21.1	113.9	27.8
2012	4.7	115.2	28.0
2013	4.8	107.0	28.3
2014	4.7	109.1	27.8
Years thereafter	16.3	563.7	147.7

	67.9	$1,137.0	$287.4

Less: amounts representing interest	(13.1)

Present value of future minimum capital lease payments	$54.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The future minimum rental payments due under recourse operating leases were reduced by $7.4 million of minimum sublease rentals to be received in the future. The minimum rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay.

(b)	The amounts shown for nonrecourse operating leases primarily reflect the rental payments of two wholly-owned bankruptcy remote, special-purpose corporations. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTE 6.	Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. At December 31, 2009 and 2008, these investments included loans to affiliated companies of $7.8 million and $7.7 million, respectively, and loans from affiliated companies of $6.3 million and $63.0 million, respectively. In 2010, GATX will make shareholder loan repayments of $6.3 million. Distributions received from affiliates were $36.0 million, $61.6 million and $93.4 million in 2009, 2008 and 2007, respectively.

The following table shows GATX’s investments in affiliated companies by segment at December 31 (in millions):

	2009	2008

Rail	$120.9	$149.7
Specialty	331.3	249.6

	$452.2	$399.3

The table below provides detail on the five largest investments in affiliates at December 31 ($’s in millions):

			GATX’s
		GATX’s	Percentage
	Segment	Investment	Ownership

Rolls-Royce & Partners Finance(a)	Specialty	$130.0	50.0%
AAE Cargo AG	Rail	96.4	37.5%
Cardinal Marine Investments, LLC	Specialty	50.1	50.0%
Enerven Compression, LLC	Specialty	41.2	45.6%
Clipper Fourth Ltd.	Specialty	34.2	45.0%

(a)	Combined investment balances of seven separate joint ventures

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2009	2008	2007

Rail	$(10.1)	$17.8	$18.8
Specialty	39.1	72.8	74.4

	$29.0	$90.6	$93.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for all affiliated companies held at December 31, assuming GATX held a 100% interest, were (in millions):

	2009	2008	2007

Revenues	$636.5	$703.9	$665.3
Pre-tax income reported by affiliates	57.2	189.9	210.5

Summarized balance sheet data for all affiliated companies held at December 31, assuming GATX held a 100% interest, were (in millions):

	2009	2008

Total assets	$4,706.8	$4,205.7
Long-term liabilities	3,086.5	2,915.6
Other liabilities	707.4	375.0
Shareholders’ equity	912.9	915.1

The following guarantees, as described in Note 13, related to affiliated companies were outstanding as of December 31 (in millions):

	2009	2008

Lease and loan payment guarantees	$38.1	$17.6
Asset residual value guarantees	15.0	14.8

NOTE 7.	Variable Interest Entities

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

GATX’s investments in VIEs primarily consist of leveraged leases and certain investments in affiliates that were acquired or entered into between 1994 and 2009. These VIEs are involved in railcar and equipment leasing activities and are typically financed through a mix of equity investments, loans from equity investors and third-party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not absorb the majority of expected losses or receive the majority of expected residual returns associated with them. As a result, GATX does not consolidate these VIEs. GATX evaluates new investments for VIE determination and regularly reviews all existing entities in connection with any reconsideration events that may result in an entity becoming a VIE or in GATX becoming the primary beneficiary of an existing VIE.

At December 31, 2009, the carrying amount and maximum exposure to loss with respect to GATX’s VIEs was as follows:

	Net Carrying	Maximum Exposure
	Amount	to Loss

Investments in affiliates(a)	$43.1	$51.2
Leveraged leases (net of allowance for possible losses)	73.4	73.4

Total	$116.5	$124.6

(a)	The difference between the carrying value and maximum loss exposure relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Debt

Commercial Paper and Borrowings Under Bank Credit Facilities

	December 31
	2009	2008

Balance	$70.8	$125.1
Weighted average interest rate	1.01%	5.70%

Recourse and Nonrecourse Debt Obligations

Outstanding balances of debt obligations and the applicable interest rates as of ($ in millions):

		Final		December 31
	Date of Issue	Maturity	Interest Rate	2009	2008

Recourse Fixed Rate Debt
Unsecured	04/30/09	05/15/14	8.75%	$300.0	$—
Unsecured	09/24/09	10/01/12	4.75%	300.0	—
Unsecured	05/29/02	06/01/09	8.88%	—	250.0
Unsecured	04/14/05	04/15/10	5.13%	230.0	230.0
Secured	11/06/08	11/15/13	9.00%	189.8	203.5
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	10/11/06	02/15/12	5.50%	200.0	200.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	06/22/04	06/15/11	6.27%	181.8	181.8
Unsecured	12/22/05	12/22/15	5.75%	140.0	150.0
Unsecured	05/03/99	05/01/09	6.75%	—	120.0
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Convertible unsecured	08/15/03	08/15/23	5.00%	41.9	41.9
Unsecured	03/29/06	12/11/12	3.49%	44.7	43.5
Unsecured	12/18/07	11/30/12	4.70%	30.1	29.3
Unsecured	06/29/07	05/31/12	4.25%	25.1	24.4
Unsecured	09/25/06	08/31/11	3.45%	20.1	19.6
Unsecured	02/11/02	07/31/12	5.73%	2.4	3.1
Unsecured	02/11/02	01/31/12	5.83%	2.0	2.7
Unsecured	12/31/03	12/31/10	4.45%	1.1	2.1

Total recourse fixed rate debt				$2,209.0	$2,001.9
Recourse Floating Rate Debt(a)
Unsecured	03/18/08	03/18/14	2.21%	$150.0	$150.0
Unsecured	06/30/06	06/28/13	1.80%	100.0	100.0
Secured	12/19/08	12/19/13	4.80%	—	50.0
Secured	05/14/09	05/14/14	4.91%	48.3	—
Unsecured	12/18/07	06/30/09	6.20%	—	12.6
Unsecured	12/31/03	09/30/13	2.13%	10.1	12.4
Unsecured	02/04/04	12/31/10	2.58%	9.3	9.1
Unsecured	12/11/03	12/30/10	1.69%	9.1	9.3
Unsecured	02/04/04	12/31/10	2.58%	5.0	4.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Final		December 31
	Date of Issue	Maturity	Interest Rate	2009	2008

Unsecured	12/15/03	12/15/12	1.65%	4.0	5.2
Unsecured	12/31/03	12/31/12	1.59%	1.0	1.4

Total recourse floating rate debt				$336.8	$354.9
Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$66.2	$72.5
Secured	06/13/06	12/31/13	6.26%	23.5	24.2
Secured	10/10/06	09/30/11	5.98%	12.4	12.7
Secured	06/28/07	03/05/11	6.34%	12.5	12.6
Secured	06/16/06	08/31/11	5.37%	11.5	11.9
Secured	12/21/06	03/31/11	5.89%	9.7	9.9
Secured	12/21/06	08/01/11	5.89%	6.3	6.4
Secured	06/29/07	07/31/12	6.54%	5.6	5.7
Secured	10/01/07	02/05/11	5.62%	4.6	4.8
Secured	03/15/07	03/31/09	5.72%	—	4.8
Secured	05/29/07	05/31/12	5.84%	3.7	3.8
Secured	08/01/07	07/31/17	6.78%	3.5	3.6
Secured	06/01/07	05/31/12	6.27%	2.5	2.6
Secured	05/11/07	05/31/12	6.06%	1.5	1.6
Secured	06/16/06	04/29/16	6.80%	1.4	1.4

Total nonrecourse fixed rate debt				$164.9	$178.5
Nonrecourse Floating Rate Debt(a)
Secured	Various	05/08/14	0.56%	$53.9	$55.3
Secured	Various	01/15/15	0.56%	26.0	26.7

Total nonrecourse floating rate debt				$79.9	$82.0

Total debt principal				$2,790.6	$2,617.3
Debt discount				(13.5)	(17.2)
Debt adjustment for fair value hedges				10.1	19.4

Total Debt				$2,787.2	$2,619.5

(a)	Floating rates as of December 31, 2009.

Maturities of GATX’s debt obligations as of December 31, 2009, were as follows (in millions):

Debt
Principal

2010	$299.6
2011	307.1
2012	737.6
2013	334.1
2014	457.8
Thereafter	654.4

Total debt principal	$2,790.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, $697.5 million of GATX’s assets were pledged as collateral for notes or other obligations.

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the SEC that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2010.

Credit Lines and Facilities

GATX has a $550 million unsecured revolving credit facility that matures in May 2012. At December 31, 2009, availability under this facility was $506.9 million, with $30.5 million of commercial paper outstanding and $12.6 million of letters of credit issued, both backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.4 million, $0.4 million and $0.5 million for 2009, 2008 and 2007, respectively. GATX also has revolving lines of credit totaling $67.3 million in Europe. At December 31, 2009, availability under these lines of credit was $28.6 million. At the end of the third quarter of 2009, GATX terminated a $100 million, 364-day, unsecured revolving credit facility.

Restrictive Covenants

The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.5 for the period ended December 31, 2009, in excess of the minimum covenant ratio of 1.2. At December 31, 2009, GATX was in compliance with all covenants and conditions of the $550 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $550 million facility.

The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the previously specified exceptions, GATX would be able to incur liens securing a maximum of $823.7 million of additional indebtedness as of December 31, 2009, based on the most restrictive limitation on liens provision. At December 31, 2009, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2009, the maximum amount that GRE could transfer to GATX without violating its covenants was $24.8 million, implying that $404.1 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2009, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Convertible Securities

2002 Convertible Notes — In February 2002, GATX issued $175.0 million, 7.5% senior unsecured convertible notes (the “2002 Notes”), of which a balance of $124.3 million was outstanding as of December 31, 2006. The notes matured in February 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Convertible Notes — In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023, which are contingently convertible into GATX common stock (the “2003 Notes”). GATX has the right, at any time, to call the notes at 100% of the principal amount plus accrued and unpaid interest. If GATX provides notice of redemption, the holders of the notes may elect to exercise their conversion privilege. Upon conversion, GATX may elect, at its option, to deliver cash, shares of GATX common stock or any combination thereof. A summary of the various terms and contingencies contained in the 2003 Notes follows.

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

The following table sets forth certain information relating to GATX’s convertible securities as of:

	December 31	December 31
	2009	2008

Principal balance (in millions)	$41.9	$41.9
Carrying amount of equity component (in millions)	$4.3	$4.3
Intrinsic value (in millions)	$6.7	$10.4
GATX common stock price	$28.75	$30.97
Conversion price	$24.81	$24.81
Potential number of shares issued upon conversion (in millions)	1.7	1.7

As of August 2008, the discount on the liability component was fully amortized.

The following table sets forth certain information relating to GATX’s convertible securities for the years ended:

	December 31	December 31	December 31
	2009	2008	2007

Total interest costs recognized (in millions)	$2.1	$4.7	$9.0
Effective interest rate on 2003 Notes	5.0%	6.4%	7.0%

Maturities and Conversions of Convertible Notes — During 2008, holders of the 2003 Notes converted $64.8 million of notes, of which $0.7 million was settled with cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result. During 2007, the outstanding balance of the 2002 Notes was settled with a cash payment of $124.3 million for the principal balance and the issuance of 1.0 million shares of GATX common stock for the intrinsic value. Additionally in 2007, certain of the 2003 Notes were converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million shares issued for the intrinsic value. In 2008, accrued interest of $1.0 million ($0.7 million after-tax) was forfeited upon conversion and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified to additional paid in capital. On January 29, 2010, GATX called all of the outstanding 2003 Notes for redemption.

NOTE 9.	Fair Value Disclosure

The following tables set forth the fair values of GATX’s assets and liabilities that are remeasured on a recurring basis as of (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate derivatives(a)	$15.6	$—	$15.6	$—
Warrants and foreign exchange rate derivatives(b)	1.6	—	1.6	—
Available for sale equity securities	2.9	2.9	—	—
Liabilities
Interest rate derivatives(a)	4.2	—	4.2	—
Foreign exchange rate derivatives(b)	*	—	*	—

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate derivatives(a)	$19.4	$—	$19.4	$—
Warrants and foreign exchange rate derivatives(b)	2.3	—	2.3	—
Available for sale equity securities	3.0	3.0	—	—
Liabilities
Interest rate derivatives(a)	29.4	—	29.4	—
Foreign exchange rate derivatives(b)	—	—	—	—

*	Less than $0.1 million

(a)	Designated as hedges

(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

In 2009, GATX performed nonrecurring fair value measurements for $19.0 million (carrying value of $23.8 million) of certain railcars and other industrial equipment and recognized impairment losses of $4.8 million, which were included in other expense. The fair values were determined using discounted cash flow methodologies and third-party appraisal data, as applicable. These Level 3 measurements were performed in connection with the reclassification of certain finance leases as operating leases and the remeasurement of certain assets held for sale.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative and the hedged item are recognized in earnings as interest expense. As of December 31, 2009, GATX had three instruments outstanding with an aggregate notional amount of $385.0 million and maturities ranging from 2010-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of December 31, 2009, GATX had 15 instruments outstanding with an aggregate notional amount of $243.5 million and maturities ranging from 2010-2015. Within the next 12 months, GATX expects to reclassify $6.4 million ($4.0 million after-tax) of net losses on cash flow hedges from other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings. For the years ended December 31, 2009, 2008 and 2007, amounts recognized in earnings for hedge ineffectiveness were immaterial.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on derivative instruments in net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2009, was $4.2 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were as follows (in millions):

		Year Ended
		December 31,
Derivative Designation	Location of Gain (Loss) Recognized	2009

Fair value hedges(a)	Interest expense	$(9.3)
Cash flow hedges	Amount recognized in other comprehensive loss (effective portion)	$17.4
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	$(6.2)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	$(1.4)

(a)	Offsetting the loss in interest expense was a gain relating to the fair value adjustment to the underlying debt.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds are based on the best information available and may include quoted investment fund values. The fair values of fixed and floating rate debt, excluding convertible notes, were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Convertible notes were valued using third-party quotes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of December 31 (in millions):

	2009	2009	2008	2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investment Funds	$10.5	$11.2	$12.1	$13.5
Liabilities
Convertible notes	$41.9	$50.1	$41.9	$52.8
Recourse debt-fixed rate	2,174.3	2,253.0	1,979.4	1,842.9
Recourse debt-floating rate	336.8	334.5	354.9	308.4
Nonrecourse debt	234.2	249.7	243.3	240.4

NOTE 10.	Pension and Other Post-Retirement Benefits

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

In addition to the pension plans, GATX has other post-retirement plans providing health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan. The other post-retirement plans are either contributory or noncontributory, depending on various factors.

GATX uses a December 31, 2009, measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

			2009	2008
	2009	2008	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Change in Benefit Obligation
Benefit obligation at beginning of year	$357.2	$386.5	$43.8	$54.6
Service cost	4.8	4.5	0.2	0.2
Interest cost	23.7	22.6	2.9	2.8
Plan amendments	—	0.5	—	—
Actuarial loss (gain)	41.5	(12.3)	6.1	(9.7)
Benefits paid	(27.3)	(32.7)	(4.5)	(4.1)
Effect of foreign exchange rate changes	3.0	(11.9)	—	—

Benefit obligation at end of year	$402.9	$357.2	$48.5	$43.8

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$273.8	$411.7	$—	$—
Actual return on plan assets	57.9	(99.9)	—	—
Effect of exchange rate changes	2.9	(11.2)	—	—
Company contributions	47.1	5.9	4.5	4.1
Benefits paid	(27.3)	(32.7)	(4.5)	(4.1)

Plan assets at end of year	$354.4	$273.8	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			2009	2008
	2009	2008	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Funded Status at end of year	$(48.5)	$(83.4)	$(48.5)	$(43.8)

Amount Recognized
Other assets	$—	$—	$—	$—
Other liabilities	(48.5)	(83.4)	(48.5)	(43.8)
Accumulative other comprehensive loss:
Net actuarial loss (gain)	174.1	161.5	1.3	(5.2)
Prior service credit	(7.0)	(8.0)	—	(0.1)

Accumulated other comprehensive loss (income)	167.1	153.5	1.3	(5.3)

Total recognized	$118.6	$70.1	$(47.2)	$(49.1)

After-tax amount recognized in accumulated other comprehensive loss	$104.2	$95.6	$0.8	$(3.3)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $381.3 million and $336.9 million at December 31, 2009 and 2008, respectively.

Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2009	2008

Projected benefit obligation	$402.9	$357.2
Fair value of plan assets	354.4	273.8

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2009	2008

Accumulated benefit obligations	$381.3	$336.9
Fair value of plan assets	354.4	273.8

The components of net periodic (benefit) cost were as follows (in millions):

				2009	2008	2007
				Retiree	Retiree	Retiree
	2009	2008	2007	Health	Health	Health
	Pension	Pension	Pension	and	and	and
	Benefits	Benefits	Benefits	Life	Life	Life

Service cost	$4.8	$4.5	$5.4	$0.2	$0.2	$0.3
Interest cost	23.7	22.6	23.3	2.9	2.8	3.2
Expected return on plan assets	(31.2)	(31.3)	(30.9)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(0.5)	(0.1)	(0.1)	(0.1)
Unrecognized net transition obligation	—	—	(0.1)	—	—	—
Unrecognized net actuarial loss (gain)	2.7	1.2	3.6	(0.4)	(0.3)	0.6
Plan settlement cost	—	1.0	—	—	—	—

Net periodic (benefit) cost	$(1.0)	$(3.0)	$0.8	$2.6	$2.6	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX amortizes the unrecognized prior service credit and the unrecognized net transition obligation using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The unrecognized net actuarial loss (gain), subject to certain averaging conventions, is amortized over the average remaining service period of active employees. As of December 31, 2009, GATX expects within the next twelve months to recognize the following amounts included in accumulated other comprehensive loss as components of net periodic (benefit) cost: $6.7 million of the defined benefit pension plans’ net actuarial loss, $(1.0) million of the defined benefit plans’ prior service credit, $0.1 million of the other post-retirement benefit plans’ net actuarial loss and $(0.1) million of the other post-retirement benefit plans’ prior service credit.

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2009	2008

Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	5.70%	6.90%
Discount rate — hourly funded plans	5.70%	6.90%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	6.90%	6.40%
Discount rate — hourly funded plans	6.90%	6.40%
Expected return on plan assets — salaried funded plan	8.95%	8.80%
Expected return on plan assets — hourly funded plan	8.40%	7.90%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	5.70%	6.45%
Rate of pension-in-payment increases	3.50%	2.70%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	6.45%	5.80%
Expected return on plan assets	5.95%	5.90%
Rate of pension-in-payment increases	2.70%	3.40%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate	5.45%	6.90%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	6.90%	6.25%
Rate of compensation increases	N/A	N/A

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds, with durations similar to that of the projected benefit obligation. The expected return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. GATX routinely reviews its historical returns along with current market conditions to ensure its expected return assumption on plan assets is reasonable and appropriate.

	2009	2008

Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	8.00%	6.50%
Prescription drugs claims	9.00%	10.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2016	2012
Prescription drugs claims	2018	2017

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.3	(2.1)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2009 and 2008, and current target asset allocation for 2010, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2009	2008

Asset Category
Equity securities	65.8%	67.5%	63.0%
Debt securities	29.2%	27.8%	30.1%
Real estate	5.0%	3.8%	6.8%
Cash	—	0.9%	0.1%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2009 and 2008, and current target asset allocation for 2010, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2009	2008

Asset Category
Equity securities and real estate	36.8%	37.7%	35.8%
Debt securities	63.2%	62.3%	64.2%

	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of GATX’s pension plan assets as of December 31, 2009, were as follows (in millions):

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	( Level 3)

Assets
Cash and cash equivalents	$4.4	$4.4	$—	$—
Common stocks	8.0	8.0	—	—
Common stock funds	219.5	—	219.5	—
Fixed income funds	109.8	—	109.8	—
Real estate investments	12.7	—	—	12.7

All highly liquid investments with a maturity of three months or less when purchased are considered cash and cash equivalents. Common stocks are valued at the last reported price on the last business day of the plan year. Common stock and fixed income funds are valued based on the market value of the underlying securities, which are traded on an active exchange market. Real estate investments are valued based on the market value of the underlying real estate, which is determined by independent appraisal.

The table below lists the summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009 (in millions):

Beginning balance at December 31, 2008	$17.4
Actual return on plan assets	0.9
Unrealized depreciation	(4.9)
Fees and expenses	(0.1)
Distributions	(0.6)

Ending balance at December 31, 2009	$12.7

The primary investing objective of the pension plans is to represent the exclusive interests of plan participants for the purpose of providing benefits to participants and their beneficiaries. To achieve this goal, GATX’s philosophy is to invest in a diversified portfolio of equities, debt and real estate investments to maximize return and to keep risk at a reasonable level over a long-term investment horizon. Equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small to large capitalizations. Debt securities are predominately invested in long-term, investment-grade corporate bonds. Real estate investments include investments in funds that are diversified by location and property type.

On a timely basis, but not less than twice a year, GATX formally reviews pension plan investments to ensure adherence to investment guidelines and the Company’s stated investment approach. This review also evaluates reasonableness of investment decisions and risk positions. The performance of investments is compared to indices and peers to determine if performance has been acceptable.

GATX expects to contribute approximately $16.7 million to its pension plans (domestic and foreign) and approximately $4.7 million to its other post-retirement benefit plans in 2010. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension	Other
	Benefits	Benefits

2010	$32.3	$4.7
2011	30.8	4.6
2012	32.3	4.6
2013	30.9	4.5
2014	31.8	4.4
Years 2015-2019	164.5	19.4

	$322.6	$42.2

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2010	$0.5
2011	0.5
2012	0.5
2013	0.5
2014	0.5
Years 2015-2019	2.2

$4.7

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.5 million, $1.5 million, and $1.5 million for 2009, 2008, and 2007, respectively.

NOTE 11.	Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (the “2004 Plan”). As of December 31, 2009, 3.5 million shares of common stock were authorized under the 2004 Plan and 1.6 million shares were available for future issuance. The 2004 Plan provides for the granting of nonqualified stock options, stock appreciation rights (“SAR“s), restricted stock and phantom stock awards. GATX recognizes compensation expense for these awards in selling, general and administrative expenses over the service period of each award. For 2009, 2008 and 2007, share-based compensation expense was $6.1 million, $9.4 million and $9.6 million, respectively, and related tax benefits were $2.3 million, $3.5 million, $3.7 million, respectively. These awards are more fully described below.

Stock Option/SAR Awards

Stock options/SARs provide for the purchase of shares of common stock and may be granted for periods not longer than seven years from the date of grant (ten years for options granted prior to 2004). SARs entitle the holder to receive the difference between the market price of GATX’s common stock at the time of exercise and the exercise price, either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holder to purchase shares of GATX common stock at a specified exercise price. The exercise price for both options and SARs is equal to the average of the high and low trading prices of GATX common stock on the date of grant. Options/SARs vest and become exercisable commencing on a date no earlier than one year from the date of grant. Compensation expense is recognized over the applicable vesting period. Since 2006, only SARs have been awarded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions GATX used in valuing SAR awards were:

•	Valuation and Vesting Period — GATX values SARs using the Black-Scholes model. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. SAR grants vest in 1/3 increments over three years.

•	Expected Life — The expected life of SARs represents the period of time they are expected to be outstanding. GATX estimates expected life based on historical exercise patterns and post-vesting terminations.

•	Expected Volatility — GATX estimates the expected volatility of SARs at the date of grant based on the historical volatility of its stock price. Historical volatilities are calculated based on the historical prices of GATX’s stock price over a period equal to the expected life of the SARs.

•	Risk-Free Interest Rate — The risk-free interest rate is the implied yield in effect at the time of grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected life of the SARs.

•	Dividends — GATX’s options/SARs are dividend participating, therefore the value of each award also reflects the present value of the dividends expected to be paid during the estimated life of the SAR. The inputs to the present value calculation are the dividend rate at the time of grant, the risk-free interest rate and the expected life of the SAR. Dividends accrue on all options/SARs granted under the 2004 Plan and are paid upon vesting. Dividends continue to be paid until the options/SARs are exercised, cancelled or expire.

The assumptions GATX used to estimate the fair value of its SAR awards and the weighted average estimated fair value were as follows:

	2009	2008	2007

Weighted average fair value of SAR	$7.35	$12.17	$17.29
Annual dividend rate	$1.12	$1.08	$0.96
Expected life of SAR, in years	4.3	4.4	4.7
Risk-free interest rate	1.72%	2.39%	4.47%
Dividend yield	6.60%	3.00%	2.10%
Expected stock price volatility	35.98%	29.86%	31.88%

Certain data with respect to stock options/SARs activity for the year ended December 31, 2009, were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options/SARs	Price	(Years)	Value
	(In thousands)			(In thousands)

Outstanding at beginning of the year	1,651	$35.28
Granted	394	16.69
Exercised	(2)	24.17		$ *
Forfeited/Cancelled	(22)	28.89
Expired	(71)	39.41

Outstanding at end of the year	1,950	31.46	3.5	6,426

Vested and Exercisable at end of the year	1,309	34.28	2.6	1,803

*	Less than $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options/SARs exercised during the years ended December 31, 2008 and 2007, was $2.5 million and $12.1 million, respectively. As of December 31, 2009, there was $3.3 million of unrecognized compensation expense related to nonvested SARs, which is expected to be recognized over a weighted average period of 1.7 years.

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

Performance shares may be granted to key employees to focus attention on the achievement of certain strategic objectives. The shares are converted to common stock based on the achievement of predetermined performance goals at the end of a specified performance period as determined by the Compensation Committee. Performance shares do not carry voting rights. Dividends accrue on all performance shares and are paid upon vesting. Performance shares are valued based on the closing price for GATX’s stock on the grant date. An estimate of the number of shares expected to vest as a result of actual performance against the performance criteria is made at the time of grant to determine total compensation expense to be recognized. The estimate is reevaluated annually and total compensation expense is adjusted for any changes in the estimate, with a cumulative catch up adjustment (i.e., the cumulative effect of applying the change in estimate retrospectively) recognized in the period of change. Compensation expense is recognized for these awards over the applicable vesting period, generally three years.

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2009, there was $2.2 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.8 years.

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2009, were as follows:

		Weighted Average
		Grant-
	Number of Share	Date Fair
	Units Outstanding	Value

Restricted Stock:
Nonvested at beginning of the year	154,228	$40.49
Granted	87,280	17.12
Vested	(42,525)	38.79
Forfeited	(10,386)	30.54

Nonvested at end of the year	188,597	30.61

Performance Shares:
Nonvested at beginning of the year	88,103	$40.60
Granted	91,570	16.90
Net decrease due to estimated performance	(114,184)	34.03
Vested	(37,292)	46.60
Forfeited	—	—

Nonvested at end of the year	28,197	17.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock and performance shares vested during the years ended December 31, 2009, 2008 and 2007, was $1.8 million, $5.1 million and $3.2 million, respectively.

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a component of their compensation for service on GATX’s Board. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2009, GATX granted 36,963 units of phantom stock and 136,210 units were outstanding as of December 31, 2009.

NOTE 12.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATX’s deferred tax liabilities and assets were (in millions):

	December 31
	2009	2008

Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$632.9	$688.5
Leveraged leases	137.1	130.6
Investments in affiliated companies	43.7	55.3
Lease accounting (other than leveraged)	12.5	—
Other	3.3	5.2

Total deferred tax liabilities	829.5	879.6
Deferred Tax Assets
Alternative minimum tax credit	11.6	—
Federal net operating loss	—	63.9
Foreign tax credit	19.8	—
Valuation on foreign tax credit	(19.8)	—
State net operating loss	40.5	40.3
Valuation on state net operating loss	(21.7)	(26.0)
Lease accounting (other than leveraged)	—	7.8
Accruals not currently deductible for tax purposes	16.9	19.9
Allowance for possible losses	5.2	7.0
Pension and post-retirement benefits	37.9	47.5
Other	8.5	8.5

Total deferred tax assets	98.9	168.9

Net deferred tax liabilities	$730.6	$710.7

At December 31, 2009, GATX had an alternative minimum tax credit of $11.6 million that has an unlimited carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, GATX carried back net operating losses to recover taxes of $10.4 million paid in 2006 and 2007. Additionally, upon filing of the 2008 federal income tax return, GATX elected a slower federal tax depreciation method, which eliminated the remainder of the federal net operating loss balance.

At December 31, 2009, GATX had foreign tax credits of $19.8 million that are scheduled to expire beginning in 2011. A $19.8 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize these credits. At December 31, 2009, GATX had state net operating losses of $40.5 million that are scheduled to expire at various times beginning in 2012. A $21.7 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize all of these losses. Utilization of future tax credits and net operating loss benefits will be dependent on a number of variables, including overall taxable income, foreign source income attributes and state apportionment factors.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows (in millions):

	2009	2008

Beginning balance	$53.0	$60.9
Additions to tax positions for current year, including interest	—	—
Additions to tax positions for prior years, including interest	1.8	3.6
Reductions due to expiration of the statute of limitations(a)	—	(10.6)
Settlements	—	(0.9)

Ending balance	$54.8	$53.0

(a)	$6.8 million, net of federal taxes

Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized federal tax benefits of $3.1 million, state tax benefits of $0.2 million, and foreign tax benefits of $0.8 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2009, the gross liability for unrecognized tax benefits included $5.4 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise reduced with respect to uncertain tax positions, any required adjustment will be recorded as a reduction of income tax expense.

If fully recognized, GATX’s gross liability for unrecognized tax benefits of $54.8 million would decrease income tax expense by $36.7 million ($34.6 million net of federal tax benefits).

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. During 2008, with the exception of one disputed issue, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. consolidated income tax returns for the years 1998 through 2005. In 2009, the Company agreed to a settlement on the disputed issue and is awaiting final approval from the IRS. The settlement of this matter in accordance with the agreement would not have a material impact on the Company’s financial position or results of operations. All examinations with respect to GATX’s U.S. tax returns for years prior to 1998 have been closed. The Company is currently being audited by the IRS for years 2006 — 2008. The Company and its subsidiaries are also undergoing audits in various state and foreign jurisdictions.

The components of income from continuing operations before income taxes consisted of (in millions):

	Year Ended December 31
	2009	2008	2007

Domestic	$35.4	$135.3	$160.8
Foreign	72.5	132.3	94.6

	$107.9	$267.6	$255.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for continuing operations consisted of (in millions):

	Year Ended December 31
	2009	2008	2007

Current
Domestic:
Federal	$(10.4)	$(0.2)	$—
State and local	—	(0.2)	1.4

	(10.4)	(0.4)	1.4
Foreign	12.9	16.4	13.3

	2.5	16.0	14.7
Deferred
Domestic:
Federal	12.3	44.2	51.3
State and local	1.9	(2.0)	8.5

	14.2	42.2	59.8
Foreign	9.8	14.6	(2.9)

	24.0	56.8	56.9

Income taxes	$26.5	$72.8	$71.6

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate were (in millions):

	Year Ended December 31
	2009	2008	2007

Income taxes at federal statutory rate	$37.8	$93.7	$89.4
Adjust for effect of:
Foreign tax credits	(7.4)	—	—
Foreign income tax rates	(2.8)	(16.2)	(3.4)
State tax benefit	—	(6.8)	—
State income taxes	1.2	2.9	6.8
Tax rate decreases on deferred taxes	—	—	(20.1)
Other	(2.3)	(0.8)	(1.1)

Income taxes	$26.5	$72.8	$71.6

Effective income tax rate	24.6%	27.2%	28.0%

The 2009 effective income tax rate was impacted by recognized foreign tax credits. The adjustment for foreign income tax rates reflects the impact of lower taxed earnings from foreign subsidiaries and affiliates. Deferred tax adjustments associated with enacted changes in foreign rates are identified separately.

The 2008 effective income tax rate was impacted by a $6.8 million state tax benefit (net of federal taxes) recognized in connection with a position taken in a prior period upon expiration of the statute of limitations.

State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total worldwide income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax rate decreases on deferred taxes recorded in 2007 is the result of changes in foreign income tax rates enacted in those years.

NOTE 13.	Concentrations and Commitments

Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 25% of total revenues are generated from customers in each of the chemical and petroleum industries, 14% are generated from customers in the food/agriculture industry and 13% from the transportation industry. GATX’s foreign identifiable revenues were primarily generated in the countries of Canada, Germany, Poland, Mexico and Austria. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2009, 2008 and 2007.

Concentration of Credit Risk — Under its lease agreements with lessees, GATX retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. GATX performs credit evaluations prior to approval of a lease contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2009, 2008 and 2007.

Concentration of Labor Force — 49% of GATX employees were covered by union contracts at December 31, 2009. The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers of America (“USWA”). Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the USWA, as the case may be.

Commitments

Unconditional Obligations — At December 31, 2009, GATX’s unconditional obligations were as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Unconditional purchase obligations(a)	$52.7	$51.8	$0.8	$0.1	$—	$—	$—
Loan from affiliate	6.3	6.3	—	—	—	—	—

	$59.0	$58.1	$0.8	$0.1	$—	$—	$—

(a)	Primarily contractual railcar commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows GATX’s commercial commitments for continuing operations (in millions):

	December 31
	2009	2008

Affiliate guarantees	$38.1	$47.6
Asset residual value guarantees	49.5	52.1
Lease payment guarantees	59.2	63.9
Other	77.8	77.8

Total guarantees	224.6	241.4
Standby letters of credit and bonds	13.8	13.6

	$238.4	$255.0

At December 31, 2009, the maximum potential amount of guarantees under which GATX could be required to perform was $224.6 million. The related carrying value of the guarantees on the balance sheet was a liability of $8.1 million. The expirations of these guarantees range from 2010 to 2017. GATX is not aware of any event that would require it to satisfy these guarantees.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event or default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed and such residual sharing gains are recorded in asset remarketing income. If at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to the residual value guarantee will be reduced by the value realized from disposition of the asset. Asset residual value guarantees include those related to assets of affiliated companies.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

Other consists of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may be required to pay to GATX Flightlease Aircraft Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. GATX’s potential reimbursement obligation is applicable only under certain specified conditions and is capped at approximately $77.8 million. No liability has been recorded with respect to this potential reimbursement as GATX believes that the likelihood of any required payment is remote. The aircraft purchase contract, and other agreements relating thereto, have been the subject of various litigation proceedings that are described in Note 22.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2009, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

NOTE 14.	Earnings per Share

On January 23, 2008, the Company’s Board of Directors authorized a $200 million share repurchase program. In 2009, 2.8 million shares were acquired and in 2008, 2.1 million shares were acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued or reacquired during the year, if applicable, were weighted for the portion of the year that they were outstanding. Diluted earnings per share give effect to potentially dilutive securities, including convertible preferred stock, employee stock options/SARs, restricted stock and convertible debt.

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Year Ended December 31
	2009	2008	2007

Numerator:
Income from continuing operations	$81.4	$194.8	$183.8
Income from discontinued operations	—	—	17.9
Less: Dividends paid and accrued on preferred stock	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$81.4	$194.8	$201.7
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*
After-tax interest expense on convertible securities	1.3	3.3	6.2

Numerator for diluted earnings per share — income available to common shareholders	$82.7	$198.1	$207.9
Denominator:
Denominator for basic earnings per share — weighted average shares	46.6	47.6	49.9
Effect of dilutive securities:
Equity compensation plans	0.4	0.5	0.6
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	1.7	2.8	4.8

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	48.8	51.0	55.4
Basic earnings per share:
Income from continuing operations	$1.74	$4.09	$3.69
Income from discontinued operations	—	—	0.36

Total basic earnings per share	$1.74	$4.09	$4.05

Diluted earnings per share:
Income from continuing operations	$1.70	$3.88	$3.43
Income from discontinued operations	—	—	0.33

Total diluted earnings per share	$1.70	$3.88	$3.76

*	Less than $0.1 million.

NOTE 15.	Goodwill

Goodwill was $97.5 million and $95.7 million as of December 31, 2009 and 2008, respectively. In the fourth quarter of 2009 and 2008, GATX performed a review for impairment of goodwill, concluding that goodwill was not impaired. For 2009 and 2008, changes in the carrying amount of GATX’s goodwill, all of which pertains to Rail, were the result of changes in foreign currency exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Allowance for Possible Losses

The following summarizes changes in the allowance for possible losses at December 31 (in millions):

	2009	2008	2007

Beginning balance	$18.6	$11.0	$9.6
(Reversal) provision for losses	(3.2)	7.5	0.1
Charges to allowance	(2.2)	(1.1)	(1.3)
Recoveries and other, including foreign exchange adjustments	0.2	1.2	2.6

Ending balance	$13.4	$18.6	$11.0

As of December 31, 2009, allowances for trade receivables were $2.5 million or 3.6% of rent and other receivables compared to $3.9 million or 4.7% at December 31, 2008. Specific allowances for finance leases were $10.9 million at December 31, 2009, compared to $14.7 million at December 31, 2008. The decrease in specific allowances in 2009 was primarily due to the reversal of a $6.9 million provision on certain direct finance leases related to a Rail customer that declared bankruptcy. In 2009, upon restructuring of the lease terms in bankruptcy court, the classification of the lease changed to an operating lease and all finance lease balances were reversed, including the provision. As a result of the lease reclassification, the operating lease assets were recorded at fair value and an impairment charge of $4.4 million was recorded, representing the difference between fair value and carrying value. The reversal of the provision in 2009 was partially offset by required provisions for certain other customers.

NOTE 17.	Other Assets and Other Liabilities

The following table summarizes the components of Other Assets reported on the consolidated balance sheets (in millions):

	December 31
	2009	2008

Inventory	$39.2	$34.4
Office furniture, fixtures and other equipment, net of accumulated depreciation	33.0	29.0
Deferred financing costs	19.3	20.9
Other investments	17.9	57.4
Derivatives	15.6	20.1
Prepaid items	8.8	9.9
Other	49.7	61.4

	$183.5	$233.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of Other Liabilities reported on the consolidated balance sheets (in millions):

	December 31
	2009	2008

Pension and OPEB liabilities	$97.0	$127.2
Accrued operating lease expense	88.0	95.4
Unrecognized tax benefits	34.6	34.1
Deferred gain on sale-leasebacks	30.7	27.1
Environmental reserves	24.1	28.9
Deferred income	11.3	11.8
Derivatives	4.2	28.8
Other	47.5	52.6

	$337.4	$405.9

NOTE 18.	Shareholders’ Equity

On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. In 2009, 2.8 million shares were acquired for $55.1 million. In 2008, 2.1 million shares were acquired for $76.5 million. The repurchased shares were recorded as treasury stock under the cost method. In 2007, under a separate program, 6.3 million shares were acquired for $300.2 million.

In 2008, holders of GATX’s 2003 Notes converted $64.8 million of notes, of which $0.7 million was settled in cash and $64.1 million was settled with shares. A total of 2.6 million common shares were issued as a result. No 2003 Notes were converted during 2009. On January 29, 2010, GATX called all of the outstanding 2003 Notes for redemption, which may affect the amount of conversions in 2010. See Note 8 for additional information.

In accordance with GATX’s certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2009, 65.2 million shares were issued and 46.1 million shares were outstanding.

A total of 11.0 million shares of common stock were reserved at December 31, 2009, for the following:

Shares
(In millions)

Conversion of outstanding preferred stock	0.1
Conversion of convertible notes	7.3
Incentive compensation programs	3.6
Employee service awards	*

11.0

*	Less than 0.1 million.

The reserve for incentive compensation programs consists of shares authorized and available for future issuance under the GATX Corporation 2004 Equity Incentive Compensation Plan. See Note 11 for additional information.

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2009 and 2008, 17,046 and 17,428 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2009 and 2008, the aggregated liquidation preference of both series’ of preferred stock was $1.0 million.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

NOTE 19.	Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign		Unrealized	Post-
	Currency	Unrealized	Loss on	Retirement
	Translation	Gain (Loss)	Derivative	Benefit
	Gain (Loss)	on Securities	Instruments	Plans	Total

Balance at December 31, 2006	$64.5	$(0.4)	$(22.1)	$(45.4)	$(3.4)
Change in component	70.0	0.7	(33.9)	32.4	69.2
Reclassification adjustments into earnings	—	0.3	28.9	—	29.2
Income tax effect	—	(0.4)	3.9	(12.3)	(8.8)

Balance at December 31, 2007	134.5	0.2	(23.2)	(25.3)	86.2
Change in component	(78.4)	(2.3)	6.6	(107.3)	(181.4)
Reclassification adjustments into earnings	—	0.1	(32.1)	—	(32.0)
Income tax effect	—	0.4	1.3	40.3	42.0

Balance at December 31, 2008	56.1	(1.6)	(47.4)	(92.3)	(85.2)
Change in component	18.3	(0.1)	(8.6)	(20.1)	(10.5)
Reclassification adjustments into earnings	—	—	8.0	—	8.0
Income tax effect	—	—	(4.2)	7.4	3.2

Balance at December 31, 2009	$74.4	$(1.7)	$(52.2)	$(105.0)	$(84.5)

NOTE 20.	Discontinued Operations

During 2007, GATX completed the sale of its aircraft leasing business (formerly the “Air” segment) to Macquarie Aircraft Leasing Limited for final gross proceeds of $229.9 million. Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

The following table summarizes certain operating data for discontinued operations (in millions):

Year Ended
December 31, 2007

Revenues	$0.6
Loss before income taxes	$(5.7)

Loss from operations, net of taxes	$(0.8)
Gain on disposal of segment, net of taxes	18.7

Net income from discontinued operations	$17.9

In 2007, gain on disposal of segment primarily consisted of the reversal of $20.9 million of accrued income taxes resulting from an enacted change in federal income tax regulations and the finalization of the tax effects of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Air sale. Operating results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and selling, general and administrative expenses and income taxes.

The following table summarizes the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

2007

Operating Activities
Net cash used in operating activities	$(48.1)
Investing Activities
Proceeds from disposal of segment	229.9

Net cash provided by investing activities	229.9

Cash provided by discontinued operations, net	$181.8

Net cash provided by discontinued operations of $181.8 million in 2007 consisted primarily of $229.9 million of proceeds received from the disposition of the Air segment, partially offset by $33.8 million of allocated federal income tax payments, with the balance relating to the payment of accrued sale liabilities and current year operating expenses.

NOTE 21.	Foreign Operations

GATX has a number of investments in subsidiaries and affiliated companies that are located in, or derive revenues from, various foreign countries. GATX’s foreign identifiable assets include investments in affiliated companies as well as railcar operations in Canada, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GATX’s share of affiliates’ earnings. Revenues and identifiable assets are determined to be foreign or domestic based upon location of the customer; classification of affiliates’ earnings as foreign or domestic is made based on the office location of the affiliate.

The Company did not derive revenues in excess of 10% of consolidated revenues from continuing operations from any one foreign country for the years ended December 31, 2009, 2008 and 2007. At December 31, 2009, 12% of the Company’s identifiable assets were in Canada. At December 31, 2008, and 2007, 11% of the Company’s identifiable assets were in Germany.

The table below presents certain GATX data for continuing operations (in millions):

	Year Ended or at December 31
	2009	2008	2007

Revenues
Foreign	$227.0	$314.4	$293.3
United States	897.9	1,038.1	959.5

	$1,124.9	$1,352.5	$1,252.8

Share of Affiliates’ Earnings
Foreign	$16.5	$74.1	$70.8
United States	12.5	16.5	22.4

	$29.0	$90.6	$93.2

Identifiable Balance Sheet Assets
Foreign	$1,781.6	$1,774.7	$1,790.3
United States	3,424.8	3,415.8	2,932.9

	$5,206.4	$5,190.5	$4,723.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign generated cash flows are used to meet local operating needs and for reinvestment. For non-U.S. dollar functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, which is a component of accumulated other comprehensive income (loss).

NOTE 22.	Legal Proceedings and Other Contingencies

Legal — Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved, or settled adversely.

Flightlease Litigation

In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly-owned subsidiary of GATX Financial Corporation (“GFC”, which merged into GATX in 2007), entered into a joint venture agreement with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly-owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, the joint venture partners entered into an agreement (the “Split Agreement”) pursuant to which the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and an affiliate of Airbus entered into a new purchase agreement for the GATX Allocated Aircraft (the “GATX Agreement”) and GFC received a credit of $77.8 million of the PDPs towards the acquisition of the aircraft. In connection with the GATX Agreement, on October 9, 2001, GFC entered into an agreement with Airbus and agreed, among other things, that in certain specified circumstances it would pay to Airbus an amount up to $77.8 million which Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (the “October 9, 2001 Agreement”). Under the Split Agreement, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup’s bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Although the Company believes that its subsidiary, Third Aircraft, may be entitled to an appropriate portion of any ultimate recovery by the joint venture, the right to any such recovery may be challenged by Airbus. On November 26, 2009, Airbus served GATX with formal notice of its claims arising out of the October 9, 2001 Agreement. Airbus claims that as a result of the filing of the Airbus Action by GFAC, GATX breached its obligations in the October 9, 2001 Agreement not to dispute or procure a dispute by GFAC over Airbus’ termination of the GFAC Purchase Agreement. Airbus seeks to recover from GATX all losses and damages incurred in the Airbus Action, including the full amount of the judgment entered against it. Airbus alternatively alleges that GATX must reimburse it for an amount up to $77.8 million dollars if Airbus is ultimately ordered to pay the total amount of PDPs to GFAC in the Airbus Action. Airbus raises further and additional claims against GATX, including unjust enrichment and breach of implied covenants of good faith and fair dealing. GATX has responded denying the claims and raising numerous defenses including that in light of the New York Court’s February 6, 2009, decision finding that Airbus breached the GFAC Agreement, GATX has no obligation to reimburse Airbus under the October 9, 2001 Agreement or the GFAC Agreement.

The Company believes that the likelihood of loss with respect to these matters is remote and as a result has not recorded any accrual as of December 31, 2009. While it is reasonably possible that the Company may ultimately incur a loss in these matters, at this time an estimate of the amount of such loss cannot be made.

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

After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and redeemed by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second and final day of trial was held on December 7, 2009. On December 21, 2009, the court issued an oral ruling rejecting all of PKP’s claims. The court recently issued its written decision supporting this ruling and PKP may seek an appeal. If PKP appeals the ruling,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court of Appeals may affirm the judgment, quash the judgment and remand the case to the trial court, or issue a judgment on the merits, adjudicating some or all of PKP’s claims.

As of December 31, 2009, PKP’s claims for damages totaled PLN 129.0 million or $45.1 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A. The cause of the accident is currently under investigation. Due to the ongoing nature of the investigation, many of the facts about the accident have not been made available to GATX Rail Austria. GATX Rail Austria and its subsidiaries have offered their cooperation to the authorities who are investigating the accident. GATX Rail Austria has received notices of claims from approximately 154 persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury as is customary for railcar owners and lessors. At this time, the Company cannot predict either the outcome of the investigation or what legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. The Company has not established any accruals for potential liability related to this accident.

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

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 26, 2010, there were 1,239 asbestos-related cases pending against the Company and its subsidiaries. Out of the total number of pending cases, 1,215 are Jones Act claims, most of which were filed against ASC prior to the year 2000. During 2009, eleven new cases were filed, and thirteen cases were dismissed or settled. During 2008, ten new cases were filed, and four cases were dismissed or settled. During 2007, 18 new asbestos-related cases were filed and eight cases were dismissed or settled. For this three-year period, the aggregate amount paid to settle asbestos-related cases filed against the Company and its subsidiaries was less than $90,000. In addition, demand has been made against the Company for asbestos-related claims under limited indemnities given in connection with the sale of certain former subsidiaries of the Company. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accruals and Reserves

Including the specific accrual amounts discussed above, the Company has recorded accruals totaling $17.0 million at December 31, 2009, for losses related to those litigation matters the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

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

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 18 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2009, GATX has recorded accruals of $24.1 million for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation and restoration of all known sites. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

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

NOTE 23.	Financial Data of Business Segments

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

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including earnings from affiliates, attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present certain segment data for the years ended December 31, 2009, 2008 and 2007 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2009 Profitability
Revenues
Lease income	$844.5	$56.5	$4.1	$—	$905.1
Marine operating revenue	—	—	128.4	—	128.4
Asset remarketing income	14.0	15.8	—	—	29.8
Other income	57.9	2.4	0.2	1.1	61.6

Total revenues	916.4	74.7	132.7	1.1	1,124.9
Share of affiliates’ earnings	(10.1)	39.1	—	—	29.0

Total gross income	906.3	113.8	132.7	1.1	1,153.9
Depreciation	189.1	18.6	10.0	—	217.7
Interest expense, net	128.7	26.8	9.0	3.0	167.5
Operating lease expense	135.5	1.4	—	(0.3)	136.6

Total ownership costs	453.3	46.8	19.0	2.7	521.8
Other cost and expenses	283.9	15.4	97.6	(0.5)	396.4

Segment profit (loss)	$169.1	$51.6	$16.1	$(1.1)	235.7
SG&A					127.8

Income from continuing operations before income taxes					107.9
Income taxes					26.5

Income from continuing operations					$81.4

Selected Balance Sheet Data
Investments in affiliated companies	$120.9	$331.3	$—	$—	$452.2
Identifiable assets	$4,157.7	$672.9	$269.2	$106.6	$5,206.4
Capital Expenditures
Portfolio investments and capital additions	$345.3	$119.5	$7.2	$8.4	$480.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2008 Profitability
Revenues
Lease income	$872.5	$58.6	$4.2	$—	$935.3
Marine operating revenue	—	—	267.1	—	267.1
Asset remarketing income	31.3	23.3	—	—	54.6
Other income	93.6	4.7	0.2	(3.0)	95.5

Total revenues	997.4	86.6	271.5	(3.0)	1,352.5
Share of affiliates’ earnings	17.8	72.8	—	—	90.6

Total gross income	1,015.2	159.4	271.5	(3.0)	1,443.1
Depreciation	178.4	17.1	13.2	—	208.7
Interest expense, net	118.1	19.0	9.6	1.8	148.5
Operating lease expense	143.5	2.0	—	(0.3)	145.2

Total ownership costs	440.0	38.1	22.8	1.5	502.4
Other costs and expenses	265.7	15.4	222.5	0.6	504.2

Segment profit (loss)	$309.5	$105.9	$26.2	$(5.1)	436.5
SG&A					168.9

Income from continuing operations before income taxes					267.6
Income taxes					72.8

Income from continuing operations					$194.8

Selected Balance Sheet Data
Investments in affiliated companies	$149.7	$249.6	$—	$—	$399.3
Identifiable assets	$4,114.8	$648.2	$275.3	$152.2	$5,190.5
Capital Expenditures
Portfolio investments and capital additions(a)	$587.2	$163.3	$7.6	$23.0	$781.1

(a)	Rail investments include the assumption of $188.0 million of nonrecourse debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2007 Profitability
Revenues
Lease income	$839.5	$51.5	$4.2	$—	$895.2
Marine operating revenue	—	—	228.7	—	228.7
Asset remarketing income	32.2	29.2	—	—	61.4
Other income	59.7	7.0	0.1	0.7	67.5

Total revenues	931.4	87.7	233.0	0.7	1,252.8
Share of affiliates’ earnings	18.8	74.4	—	—	93.2

Total gross income	950.2	162.1	233.0	0.7	1,346.0
Depreciation	165.8	13.0	12.6	—	191.4
Interest expense, net	114.0	15.8	9.9	(9.0)	130.7
Operating lease expense	153.4	2.7	—	(0.3)	155.8

Total ownership costs	433.2	31.5	22.5	(9.3)	477.9
Other costs and expenses	249.1	13.1	189.8	1.4	453.4

Segment profit	$267.9	$117.5	$20.7	$8.6	414.7
SG&A					159.3

Income from continuing operations before income taxes					255.4
Income taxes					71.6

Income from continuing operations					$183.8

Selected Balance Sheet Data
Investments in affiliated companies	$135.4	$182.4	$—	$—	$317.8
Identifiable assets	$3,769.6	$514.2	$292.0	$147.4	$4,723.2
Capital Expenditures
Portfolio investments and capital additions	$487.2	$141.0	$4.4	$1.4	$634.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	In millions, except per share data

2009
Gross income	$264.4	$288.8	$292.2	$308.5	$1,153.9
Net income	$27.6	$12.7	$19.6	$21.5	$81.4
Per Share Data:(a)
Basic	$0.57	$0.27	$0.43	$0.47	$1.74
Diluted	$0.56	$0.27	$0.42	$0.45	$1.70
2008
Gross income	$311.1	$378.3	$420.5	$333.2	$1,443.1
Net income	$51.8	$40.2	$73.9	$28.9	$194.8
Per Share Data:(a)
Basic	$1.10	$0.87	$1.52	$0.59	$4.09
Diluted	$1.03	$0.82	$1.46	$0.58	$3.88

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on the Company’s internal control over financial reporting. That report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements and schedule of GATX Corporation and subsidiaries and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2010

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 12, 2010, which sections are incorporated herein by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation of Executive Officers” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 12, 2010, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 12, 2010, which sections are incorporated herein by reference.

Equity Compensation Plan Information (as of December 31, 2009):

	Number of Securities				Number of Securities Remaining
	to be Issued		Weighted-Average		Available for Future Issuance
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders	2,117,152	(1)	$31.46	(2)	1,568,519
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	2,117,152				1,568,519

(1)	Consists of 1,949,745 stock options outstanding, 28,197 performance shares, 3,000 restricted shares and 136,210 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted stock or phantom stock units.

See Note 11 to the consolidated financial statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 12, 2010, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 12, 2010, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

2. Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	103

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
February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney February 25, 2010		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Lyons Robert C. Lyons February 25, 2010		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William M. Muckian William M. Muckian February 25, 2010		Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Anne L. Arvia		Director
Richard Fairbanks		Director
Deborah M. Fretz		Director
Ernst A. Häberli		Director
Mark G. McGrath		Director
James B. Ream		Director
David S. Sutherland		Director
Casey J. Sylla		Director

By	/s/ Deborah A. Golden Deborah A. Golden February 25, 2010	Senior Vice President, General Counsel and Secretary (Attorney in Fact)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS

	Year Ended December 31
	2009	2008
	In millions

Assets
Cash and cash equivalents	$28.1	$64.0
Operating assets and facilities, net	2,048.8	2,075.1
Investment in subsidiaries	1,580.6	1,432.3
Other assets	434.8	412.4

Total Assets	$4,092.3	$3,983.8

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$79.3	$77.3
Debt	2,304.4	2,186.1
Other liabilities	590.0	592.0

Total Liabilities	2,973.7	2,855.4
Total Shareholders’ Equity	1,118.6	1,128.4

Total Liabilities and Shareholders’ Equity	$4,092.3	$3,983.8

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	In millions

Gross Income
Lease income	$490.7	$506.0	$485.9
Other income	87.5	105.3	75.6

Total Gross Income	578.2	611.3	561.5
Ownership Costs
Depreciation	118.7	108.3	100.8
Interest expense, net	82.3	77.8	59.8
Operating lease expense	97.5	96.9	99.0

Total Ownership Costs	298.6	283.0	259.6
Other Costs and Expenses
Maintenance expense	176.4	152.5	137.0
Selling, general and administrative	88.6	129.0	119.6
Other	24.6	28.7	30.7

Total Other Costs and Expenses	289.6	310.2	287.3

Income from Continuing Operations before Income Taxes and Equity in Net Income of Subsidiaries	(10.0)	18.1	14.6
Income Taxes	(3.2)	(6.4)	5.1

Income from Continuing Operations before Equity in Net Income of Subsidiaries	(6.8)	24.5	9.5
Income of Subsidiaries	100.3	174.2	174.3

Income from Continuing Operations	93.5	198.7	183.8
Income from Discontinued Operations, Net of tax	—	—	17.9

Net Income	$93.5	$198.7	$201.7

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	In millions

Operating Activities
Net cash provided by operating activities	$232.6	$192.5	$184.5
Investing Activities
Capital additions	(340.1)	(465.0)	(377.7)
Proceeds from sale-leaseback	45.7	—	—
Portfolio proceeds and other	66.5	122.4	129.3
Purchases of leased-in assets	(10.7)	—	—
Capital (contributions to) distributions from subsidiaries, net	(30.8)	—	199.3

Net cash used in investing activities	(269.4)	(342.6)	(49.1)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(435.4)	(151.0)	(154.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(78.1)	(134.2)	242.8
Proceeds from issuances of debt (original maturities longer than 90 days)	636.1	582.9	—
Stock repurchases	(55.1)	(76.5)	(300.2)
Employee exercises of stock options	—	7.4	21.9
Cash dividends	(53.6)	(51.7)	(47.6)
Other	(13.0)	(4.4)	(15.0)

Net cash provided by (used in) financing activities	0.9	172.5	(252.1)

Net (decrease) increase in cash and cash equivalents during the period	(35.9)	22.4	(116.7)
Cash and Cash Equivalents at beginning of period	64.0	41.6	158.3

Cash and Cash Equivalents at end of period	$28.1	$64.0	$41.6

Total Cash Distribution from Subsidiaries	$—	$19.5	$391.5

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2009	2008	2007
	In millions

Net income	$93.5	$198.7	$201.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	18.3	(78.4)	70.0
Unrealized (loss) gain on securities	(0.1)	(1.4)	0.6
Unrealized loss on derivative instruments	(4.8)	(24.6)	(1.1)
Post retirement benefit plans	(12.7)	(67.0)	20.1

Other comprehensive income (loss)	0.7	(171.4)	89.6

Comprehensive Income	$94.2	$27.3	$291.3

The accompanying note is an integral part of these financial statements.

Note to Condensed Financial Statements

Basis of Presentation

The condensed financial statements represent the Balance Sheets and Statements of Income, Cash Flows and Comprehensive Income of GATX Corporation (“GATX” or the “Company”), the parent company. In these parent company financial statements, GATX’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method. The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Page

Filed with this Report:
10.23	Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008.*
10.24	Form of GATX Corporation Performance Share Agreement for grants to executive officers on or after January 1, 2008.*
10.25	GATX Corporation Restricted Common Stock Agreement between GATX Corporation and Michael Brooks entered into as of January 7, 2008.*
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
Incorporated by Reference:
2.1	Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
2.2	Supplemental Agreement dated as of November 30, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.3	Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.3 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.4	Third Supplemental Agreement dated as of January 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.4 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.5	Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.5 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.6	Fifth Supplemental Agreement dated as of February 6, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.6 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.7	Sixth Supplemental Agreement dated as of May 16, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.
2.8	Seventh Supplemental Agreement dated as of May 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.

Exhibit
Number	Exhibit Description	Page

3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.3 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.
4.1	Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation’s Form S-3, file number 33-30300.
4.2	Supplemental Indenture dated as of December 18, 1991 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation’s Form S-3, file number 33-64474.
4.3	Second Supplemental Indenture dated as of January 2, 1996 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.3 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.4	Third Supplemental Indenture dated as of October 14, 1997 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.4 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.5	Indenture dated as of October 1, 1987 between General American Transportation Corporation and The Chase Manhattan Bank (National Association) is incorporated herein by reference to General American Transportation Corporation’s Form S-3, file number 33-17692.
4.6	First Supplemental Indenture dated as of May 15, 1988 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4.7	Second Supplemental Indenture dated as of March 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated March 15, 1990, file number 2-54754.
4.8	Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated June 29, 1990, file number 2-54754.
4.9	Fourth Supplemental Indenture dated as of June 15, 1996 between General American Transportation Corporation and the Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation’s Form 8-K dated January 26, 1996, file number 2-54754.
4.10	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.
4.11	Indenture dated as of August 15, 2003 between GATX Corporation, GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated November 13, 2003, file number 33-110451.
4.12	Indenture dated as of February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.12 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.
4.13	Indenture dated as of November 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to GATX’s Form 8-K dated November 3, 2008, file number 1-2328.
10.1	Amended and Restated Five Year Credit Agreement dated as of May 15, 2007 between GATX Corporation, the lenders listed therein, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to GATX’s Form 8-K dated May 16, 2007, file number 1-8319.

Exhibit
Number	Exhibit Description	Page

10.2	GATX Corporation 1995 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, file number 1-2328.*

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

10.3	Summary of the GATX Corporation Directors’ Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996, is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.
10.4	GATX Corporation Directors’ Phantom Stock Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.31 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.
10.5	Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.32 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*
10.6	Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 14, 2008, in connection with GATX’s 2008 Annual Meeting of Shareholders, file number 1-2328.*
10.7	GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i. Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.8	Restricted Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers which provide for time based vesting is incorporated herein by reference to Exhibit 10E to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.9	Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*
10.10	Performance Stock Agreements for the 2004 Equity Incentive Compensation Plan between GATX Corporation and certain executive officers entered into as of January 1, 2005 which provide for vesting based upon achievement of performance goals is incorporated by reference to Exhibit 10A to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.*

Exhibit
Number	Exhibit Description	Page

10.11	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.12	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*
10.13	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*
10.14	GATX Corporation 2004 Equity Incentive Compensation Plan Performance Share Agreement between GATX Corporation and certain executive officers entered into as of March 8, 2007, incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
10.15	GATX Corporation 2004 Equity Incentive Compensation Plan Restricted Common Stock Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2007, file number 1-2328.*
10.16	Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*
10.17	Form of GATX Corporation Performance Share Agreement for grants to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*
10.18	Form of GATX Corporation Restricted Common Stock Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.4 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*
10.19	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i. Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.20	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*
10.21	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, William J. Hasek, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*
10.22	Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

Exhibit
Number	Exhibit Description	Page

99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*
99.2	Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements