Form 10-Q
period 2010-03-31
GATX CORP
filed 2010-04-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐   No ☑
As of March 31, 2010, 46.3 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	March 31	December 31
	2010	2009
Assets
Cash and Cash Equivalents	$173.8	$41.7
Restricted Cash	33.6	33.2

Receivables
Rent and other receivables	52.1	68.7
Finance leases	302.0	309.7
Less: allowance for possible losses	(12.8)	(13.4)

	341.3	365.0

Operating Assets and Facilities
Rail (includes $123.8 relating to a consolidated VIE at March 31, 2010)	5,351.4	5,449.0
Specialty	262.1	245.4
ASC	381.8	380.2
Less: allowance for depreciation (includes $9.4 relating to a consolidated VIE at March 31, 2010)	(1,994.7)	(2,041.3)

	4,000.6	4,033.3

Investments in Affiliated Companies	467.0	452.2
Goodwill	93.4	97.5
Other Assets	197.3	183.5

Total Assets	$5,307.0	$5,206.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$107.7	$123.0
Debt
Commercial paper and borrowings under bank credit facilities	41.4	70.8
Recourse	2,764.1	2,553.0
Nonrecourse (includes $64.7 relating to a consolidated VIE at March 31, 2010)	226.9	234.2
Capital lease obligations	53.4	54.8

	3,085.8	2,912.8

Deferred Income Taxes	731.0	730.6
Other Liabilities	286.3	337.4

Total Liabilities	4,210.8	4,103.8

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 17,019 and 17,046 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2010 and December 31, 2009, respectively, aggregate liquidation preference of $1.0)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,388,283 and 65,224,956 shares issued and 46,264,897 and 46,101,570 shares outstanding as of March 31, 2010 and December 31, 2009, respectively)	40.9	40.6
Additional paid in capital	617.6	616.8
Retained earnings	1,095.3	1,090.0
Accumulated other comprehensive loss	(97.3)	(84.5)
Treasury stock at cost (19,123,386 shares at March 31, 2010 and 19,123,386 at December 31, 2009)	(560.3)	(560.3)

Total Shareholders’ Equity	1,096.2	1,102.6

Total Liabilities and Shareholders’ Equity	$5,307.0	$5,206.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	March 31
	2010	2009
Gross Income
Lease income	$221.2	$232.8
Marine operating revenue	8.3	1.1
Asset remarketing income	14.4	14.4
Other income	19.7	14.6

Revenues	263.6	262.9
Share of affiliates’ earnings	18.3	1.5

Total Gross Income	281.9	264.4

Ownership Costs
Depreciation	51.7	51.1
Interest expense, net	42.6	41.5
Operating lease expense	34.6	33.9

Total Ownership Costs	128.9	126.5

Other Costs and Expenses
Maintenance expense	67.8	61.3
Marine operating expense	6.4	0.7
Selling, general and administrative	33.5	33.1
Other expense	19.0	3.3

Total Other Costs and Expenses	126.7	98.4

Income before Income Taxes	26.3	39.5

Income Taxes	7.6	11.9

Net Income	$18.7	$27.6

Per Share Data
Basic	$0.41	$0.57
Average number of common shares (in millions)	46.0	48.3

Diluted	$0.40	$0.56
Average number of common shares and common share equivalents (in millions)	47.5	50.3

Dividends declared per common share	$0.28	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended
	March 31
	2010	2009
Operating Activities
Net income	$18.7	$27.6

Adjustments to reconcile income to net cash (used in) provided by operating activities:
Gains on sales of assets	(17.1)	(4.4)
Depreciation	54.3	53.1
(Reversal) provision for losses	(0.3)	0.4
Asset impairment charges	4.8	—
Deferred income taxes	5.1	8.9
Share of affiliates’ earnings, net of dividends	(14.4)	(1.1)
Change in income taxes payable	(4.5)	(2.5)
Change in accrued operating lease expense	(52.9)	(50.6)
Employee benefit plans	(1.5)	(2.8)
Other	7.5	0.9

Net cash (used in) provided by operating activities	(0.3)	29.5

Investing Activities
Additions to operating assets and facilities	(67.8)	(79.2)
Investments in affiliates	(2.3)	—
Other	(0.1)	(0.1)

Portfolio investments and capital additions	(70.2)	(79.3)
Purchases of leased-in assets	—	(2.6)
Portfolio proceeds	30.8	27.2
Proceeds from sales of other assets	7.0	5.3
Net (increase) decrease in restricted cash	(0.4)	0.5
Other	—	27.3

Net cash used in investing activities	(32.8)	(21.6)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	259.1	—
Repayments of debt (original maturities longer than 90 days)	(51.9)	(9.4)
Net (decrease) increase in debt with original maturities of 90 days or less	(26.9)	10.3
Payments on capital lease obligations	(1.4)	(3.8)
Stock repurchases	—	(30.2)
Employee exercises of stock options	0.1	—
Cash dividends	(13.9)	(13.6)
Other	—	7.5

Net cash provided by (used in) financing activities	165.1	(39.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	(0.4)

Net increase (decrease) in Cash and Cash Equivalents during the period	132.1	(31.7)
Cash and Cash Equivalents at beginning of period	41.7	102.2

Cash and Cash Equivalents at end of period	$173.8	$70.5

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Accounting Adjustment
     During the first quarter of 2010, the Company discovered a clerical error in the preparation of its Consolidated Balance Sheet and Consolidated Statement of Cash Flows as of and for the quarter and year ended December 31, 2009, respectively. The error resulted in a $13.1 million overstatement in each of cash and cash equivalents; accounts payable and accrued expenses; and net cash provided by operating activities of continuing operations. Management has determined that the effect of this error is immaterial to prior periods and adjusted its Consolidated Balance Sheet and Consolidated Statement of Cash Flows in the first quarter of 2010 to correct this error.
Accounting Changes
     As of January 1, 2010, GATX adopted authoritative accounting guidance that revises the accounting and reporting for Variable Interest Entities (“VIEs”). The guidance requires that a qualitative and quantitative analysis be completed each reporting period to determine whether a VIE must be consolidated and further requires additional disclosures related to significant judgments and assumptions considered in the analysis and the nature of risks associated with the VIE. The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows; however, as of the adoption date, certain existing investments were determined to be VIE’s and in one instance, GATX was determined to be the primary beneficiary of an entity that was previously consolidated. See Note 6 for additional details.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended
	March 31
	2010	2009
Revenues	$176.1	$165.3
Pre-tax income (loss) reported by affiliates	31.1	(1.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Fair Value Disclosure
     The following tables set forth GATX’s assets and liabilities that are remeasured at fair value on a recurring basis as of (in millions):

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$15.7	$—	$15.7	$—
Warrants and foreign exchange rate derivatives (b)	1.7	—	1.7	—
Available for sale equity securities	3.1	3.1	—	—

Liabilities
Interest rate derivatives (a)	4.5	—	4.5	—
Foreign exchange rate derivatives (b)	0.2	—	0.2	—

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$15.6	$—	$15.6	$—
Warrants and foreign exchange rate derivatives (b)	1.6	—	1.6	—
Available for sale equity securities	2.9	2.9	—	—

Liabilities
Interest rate derivatives (a)	4.2	—	4.2	—
Foreign exchange rate derivatives (b)	*	—	*	—

*	Less than $0.1 million

(a)	Designated as hedges

(b)	Not designated as hedges
     Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.
     In 2010, GATX performed nonrecurring Level 3 fair value measurements for $3.0 million (carrying value of $7.8 million) of railcars and recognized impairment losses of $4.8 million, which were included in other expense. The fair values were determined using discounted cash flow methodologies and third party appraisal data, as applicable. The impairments were primarily attributable to an Association of American Railroads industry-wide, regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.
Derivative instruments
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of March 31, 2010, and December 31, 2009, GATX had four instruments and three instruments outstanding, respectively, with aggregate notional amounts of $435.0 million and $385.0 million, respectively. As of March 31, 2010, these derivatives had maturities ranging from 2010-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of March 31, 2010, and December 31, 2009, GATX had 13 instruments and 15 instruments outstanding, respectively, with aggregate notional amounts of $133.3 million and $243.5 million, respectively. As of March 31, 2010, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $6.5 million ($4.1 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on derivative instruments in net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2010, was $4.5 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
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
     The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were as follows (in millions):

		Three Months Ended
Derivative		March 31
Designation	Location of Gain (Loss) Recognized	2010		2009
Fair value hedges (a)	Interest expense		$2.5	$(2.2)
Cash flow hedges	Amount recognized in other comprehensive income (effective portion)		$(3.4)	$5.1
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)		$(1.8)	$(1.1)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)		$(0.4)	$(0.2)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	$	*	$(0.5)

*	Less than $0.1 million

(a)	Offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Financial Instruments
     The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investment Funds	$9.4	$11.6	$10.5	$11.2

Liabilities
Convertible notes	$—	$—	$41.9	$50.1
Recourse fixed rate debt	2,417.6	2,535.3	2,174.3	2,253.0
Recourse floating rate debt	346.5	344.0	336.8	334.5
Nonrecourse debt	226.9	243.8	234.2	249.7
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	March 31	December 31
	2010	2009
Affiliate guarantees	$38.0	$38.1
Asset residual value guarantees	48.8	49.5
Lease payment guarantees	55.3	59.2
Other	77.8	77.8

Total guarantees (a)	219.9	224.6
Standby letters of credit and bonds	10.7	13.8

	$230.6	$238.4

(a)	At March 31, 2010, the recorded value of GATX’s guarantees was a liability of $7.9 million. The expirations of these guarantees range from 2010 to 2019.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At March 31, 2010, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.
NOTE 6. Variable Interest Entities
     GATX determines whether an entity is a VIE based on the sufficiency of the entity’s equity and whether the equity holders have the characteristics of a controlling financial interest. To determine if it is the primary beneficiary of a VIE, GATX assesses whether it has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative in nature and require certain judgments and assumptions about the VIEs forecasted financial performance and the volatility inherent in those forecasted results. GATX evaluates new investments for VIE determination and regularly reviews all existing entities for any events that may result in an entity becoming a VIE or in GATX becoming the primary beneficiary of an existing VIE.
     GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The carrying amounts of assets and liabilities of the VIE that GATX consolidates were as follows (in millions):

March 31
2010
Operating assets, net of accumulated depreciation (a)	$114.4
Nonrecourse debt	64.7

(a)	All operating assets are pledged as collateral on the nonrecourse debt
     GATX is also involved with other entities determined to be VIEs for which GATX is not the primary beneficiary. These VIEs primarily relate to operating leases, leveraged leases and certain investments in affiliates. These VIEs are involved in railcar and equipment leasing activities and have been financed through a mix of equity investments, loans from equity investors and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. For certain investments in affiliates determined to be VIEs, GATX concluded that power was shared among the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The carrying amounts and maximum exposure to loss of with respect to VIEs that GATX does not consolidate were as follows (in millions):

	March 31, 2010		December 31, 2009
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates (a)	$57.1	$65.1	$42.1	$50.2
Leveraged leases	73.0	73.0	73.4	73.4
Other investment	1.0	1.0	1.0	1.0

Total	$131.1	$139.1	$116.5	$124.6

(a)	The difference between the carrying value and the maximum exposure to loss relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2016.
NOTE 7. Comprehensive Income
     The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended
	March 31
	2010	2009
Net income	$18.7	$27.6
Other comprehensive income (loss), net of taxes:
Foreign currency translation loss	(15.2)	(35.2)
Unrealized gain (loss) on securities	0.6	(0.5)
Unrealized gain (loss) on derivative instruments	0.9	(3.2)
Post retirement benefit plans	0.9	0.1

Comprehensive income (loss)	$5.9	$(11.2)

NOTE 8. Share-Based Compensation
     In the first quarter of 2010, GATX granted 364,000 stock appreciation rights (“SARs”), 70,090 restricted stock units, 75,730 performance shares, and 8,404 phantom stock units. For the three months ended March 31, 2010 and 2009, total share-based compensation expense was $1.8 million ($1.1 million after tax).
     The weighted average estimated fair value of GATX’s 2010 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2010 SAR grant is three years, with 1/3 vesting after each year.

2010
Weighted average fair value of SAR award	$11.13
Annual dividend	$1.12
Expected life of the SAR, in years	4.3
Risk free interest rate	2.0%
Dividend yield	4.3%
Expected stock price volatility	41.78%
NOTE 9. Income Taxes
     GATX’s effective tax rate was 29% for the three months ended March 31, 2010, compared to 30% for the three months ended March 31, 2009. In 2009, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefit, GATX’s effective tax rate for the first three months of 2009 was 36%. The difference between the 2010 and 2009 effective tax rates was driven by the variability in domestic and foreign sourced pre-tax income, including share of affiliates’ earnings, which are taxed at different income tax rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     As of March 31, 2010, GATX’s gross liability for unrecognized tax benefits totaled $55.1 million, which, if fully recognized, would decrease income tax expense by $36.7 million ($34.6 million net of federal tax).
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended March 31, 2010 and 2009, were as follows (in millions):

	2010 Pension	2009 Pension	2010 Retiree Health	2009 Retiree Health
	Benefits	Benefits	and Life	and Life
Service cost	$1.4	$1.2	$0.1	$—
Interest cost	5.5	5.9	0.6	0.7
Expected return on plan assets	(8.3)	(7.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss (gain)	1.7	0.7	—	(0.1)

Net costs (a)	$—	$(0.1)	$0.7	$0.6

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2010, may differ from these estimates.
NOTE 11. Convertible Debt
     In January 2010, GATX called the remaining outstanding balance of its convertible notes for redemption. As a result, the holders of the notes exercised their conversion options and GATX paid $41.9 million for the principal balance and issued 140,904 shares for the intrinsic value. Additionally, accrued interest of $0.1 million was forfeited upon conversion and reclassified to additional paid in capital.
NOTE 12. Capital Structure and Earnings Per Share
     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued or reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share give effect to the impact of potentially dilutive securities, including convertible preferred stock, employee stock options/SARs, restricted stock and convertible debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2010	2009
Numerator:
Net income	$18.7	$27.6
Less: Dividends paid and accrued on preferred stock	*	*

Numerator for basic earnings per share — income available to common shareholders	$18.7	$27.6
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*
After-tax interest expense on convertible securities	0.2	0.3

Numerator for diluted earnings per share — income available to common shareholders	$18.9	$27.9
Denominator:
Denominator for basic earnings per share — weighted average shares	46.0	48.3
Effect of dilutive securities:
Equity compensation plans	0.4	0.2
Convertible preferred stock	0.1	0.1
Convertible securities	1.0	1.7

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.5	50.3

Basic earnings per share	$0.41	$0.57

Diluted earnings per share	$0.40	$0.56

*	Less than $0.1 million.
NOTE 13. Legal Proceedings and Other Contingencies
     Various legal actions, claims assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a discussion of these matters, please refer to Note 22 to the Company’s consolidated financial statements as set forth in GATX’s Annual Report on Form 10-K for the year ended December 31, 2009. Except as noted below, there have been no material changes or developments in these matters.
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
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC has filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and redeemed by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second and final day of trial was held on December 7, 2009. On February 16, 2010, the court issued a written opinion in favor of DEC and rejecting all of PKP’s claims. An appeal by PKP is pending.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     As of March 31, 2010, PKP’s claims for damages totaled PLN 131.5 million, or $46.0 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Viareggio Derailment
     On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A. The cause of the accident is currently under investigation by various Italian authorities. Due to the ongoing nature of the investigation, many of the facts about the accident have not been made available to GATX Rail Austria, although certain Italian authorities have asserted that the derailment was a result of a structural failure in a wheelset on one of the tank cars. GATX Rail Austria and its subsidiaries have offered their cooperation to the authorities who are investigating the accident. GATX Rail Austria has received notices of claims from approximately 171 persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury as is customary for railcar owners and lessors. At this time, the Company cannot predict either the outcome of the investigations or what legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. The Company has not established any accruals for potential liability related to this accident.
NOTE 14. Financial Data of Business Segments
     The financial data presented below depicts the profitability, financial position and capital expenditures of each of GATX’s business segments.
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
     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including earnings from affiliates, attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.

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
     The following tables present certain segment data for the three months ended March 31, 2010 and 2009 (in millions):

	Rail	Specialty	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2010
Profitability
Revenues	$236.7	$17.4	$9.3	$0.2	$263.6
Share of affiliates’ earnings	8.6	9.7	—	—	18.3

Total gross income	245.3	27.1	9.3	0.2	281.9
Ownership costs	113.7	11.2	2.1	1.9	128.9
Other costs and expenses	82.3	3.8	6.8	0.3	93.2

Segment profit	$49.3	$12.1	$0.4	$(2.0)	59.8
SG&A					33.5

Income before income taxes					$26.3
Capital Expenditures
Portfolio investments and capital additions	$48.1	$19.6	$1.6	$0.9	$70.2
Selected Balance Sheet Data at March 31, 2010
Investments in affiliated companies	$129.3	$337.7	$—	$—	$467.0
Identifiable assets	$4,102.8	$690.7	$260.5	$253.0	$5,307.0

Three Months Ended March 31, 2009
Profitability
Revenues	$234.4	$26.1	$2.2	$0.2	$262.9
Share of affiliates’ earnings	(8.9)	10.4	—	—	1.5

Total gross income	225.5	36.5	2.2	0.2	264.4
Ownership costs	113.4	11.1	2.2	(0.2)	126.5
Other costs and expenses	68.9	2.4	(4.8)	(1.2)	65.3

Segment profit	$43.2	$23.0	$4.8	$1.6	72.6
SG&A					33.1

Income before income taxes					$39.5
Capital Expenditures
Portfolio investments and capital additions	$70.5	$4.2	$3.2	$1.4	$79.3
Selected Balance Sheet Data at December 31, 2009
Investments in affiliated companies	$120.9	$331.3	$—	$—	$452.2
Identifiable assets	$4,157.7	$672.9	$269.2	$106.6	$5,206.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2009, and other filings with the Securities and Exchange Commission (“SEC”), and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary operating segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; the outcome of pending or threatened litigation; and other factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2009.

DISCUSSION OF OPERATING RESULTS
     Net income was $18.7 million or $0.40 per diluted share for the first three months of 2010 compared to net income of $27.6 million or $0.56 per diluted share for the first three months of 2009. The 2010 and 2009 results included after tax unrealized losses of $0.8 million or $0.02 per diluted share and $11.6 million or $0.23 per diluted share, respectively, related to certain interest rate swaps at GATX’s European Rail affiliate AAE Cargo A.G. (“AAE”).
     Total investment volume was $70.2 million for the first three months of 2010 compared to $79.3 million for the first three months of 2009.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended March 31
	2010	2009
Gross Income
Rail	$245.3	$225.5
Specialty	27.1	36.5
ASC	9.3	2.2

Total segment gross income	281.7	264.2
Other	0.2	0.2

Consolidated Gross Income	281.9	264.4

Segment Profit
Rail	49.3	43.2
Specialty	12.1	23.0
ASC	0.4	4.8

Total Segment Profit	61.8	71.0
Less:
Selling, general and administrative expenses	33.5	33.1
Unallocated interest expense, net	2.0	(0.1)
Other income and expense, including eliminations	—	(1.5)
Income taxes	7.6	11.9

Net Income	$18.7	$27.6

Basic earnings per share	$0.41	$0.57
Diluted earnings per share	$0.40	$0.56
Return on Equity
     GATX’s return on equity (“ROE”) is shown for the trailing twelve months ended March 31:

	2010	2009
ROE	6.7%	15.5%
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

Rail
     Current economic conditions continue to negatively affect Rail’s financial performance; however, markets in North America appear to have stabilized, although at relatively lower levels. Active cars on lease declined by approximately 1,700 cars in the current quarter compared to the end of 2009, primarily due to the sale of approximately 1,300 active cars during the quarter. Utilization remained relatively flat at 96.0% compared to 95.9% at the end of 2009 and 96.5% at March 31, 2009. Lease rates on renewals and assignments during the quarter were generally lower than the expiring rates. The average lease renewal rate on cars in the GATX Lease Price Index (LPI) (see definition below) decreased 15.2% from the average expiring lease rate in the current quarter, compared to decreases of 18.7% for the fourth quarter of 2009 and 5.5% for the first quarter of 2009. Rail entered 2010 with approximately 17,200 cars on leases scheduled to expire during the year, of which approximately 4,300 occurred in the current quarter. Rail’s commercial team has effectively deployed railcars despite significant idle railcar capacity in the industry; however, renewing leases at rates below expiring rates is expected to continue to have a negative effect on lease income in the near term. Lease terms on renewals for cars in the LPI averaged 31 months in the current quarter, compared to 43 months for the fourth quarter of 2009 and 45 months in the first quarter of 2009. The downward trend in the duration of renewals is due, in part, to Rail’s efforts to shorten term in anticipation of an eventual market recovery. In Europe, Rail’s wholly-owned tank car fleet has been less volatile due to its concentration in the more stable petroleum market. Fleet utilization decreased modestly to 94.4% from 94.7% at the end of 2009. AAE, which serves the freight railcar markets, continued to experience pressure on lease rates and fleet utilization. During the first three months of 2010, Rail’s investment volume was $48.1 million, compared to $70.5 million in 2009.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2010	2009
Gross Income
Lease income	$204.9	$216.5
Asset remarketing income	12.5	4.7
Other income	19.3	13.2

Revenues	236.7	234.4
Affiliate earnings	8.6	(8.9)

	245.3	225.5

Ownership Costs
Depreciation	47.6	46.2
Interest expense, net	31.7	33.6
Operating lease expense	34.4	33.6

	113.7	113.4

Other Costs and Expenses
Maintenance expense	67.4	61.2
Other costs	14.9	7.7

	82.3	68.9

Segment profit	$49.3	$43.2

GATX Lease Price Index
     The GATX Lease Price Index is an internally generated business indicator that measures general lease rate pricing on renewals within Rail’s North American fleet. The index reflects the weighted average lease rate for a select group of railcar types that Rail believes to be representative of its overall North American fleet. The LPI measures the percentage change between the weighted average renewal lease rate and the weighted average expiring lease rate. Average renewal term reflects the weighted average renewal lease term in months.
Rail’s Fleet Data
     The following table summarizes fleet activity for Rail’s North American railcars for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2009	2009	2009	2009	2010
Beginning balance	112,976	112,326	111,154	111,206	110,870
Cars added	354	711	1,478	774	346
Cars scrapped	(855)	(1,056)	(1,302)	(1,108)	(1,026)
Cars sold	(149)	(827)	(124)	(2)	(1,272)

Ending balance	112,326	111,154	111,206	110,870	108,918
Utilization rate at quarter end	96.5%	96.0%	95.9%	95.9%	96.0%

     The following table summarizes fleet activity for Rail’s European railcars for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2009	2009	2009	2009	2010
Beginning balance	19,724	19,886	20,000	20,005	20,033
Cars added	190	124	91	100	288
Cars scrapped or sold	(28)	(10)	(86)	(72)	—

Ending balance	19,886	20,000	20,005	20,033	20,321
Utilization rate at quarter end	96.5%	95.6%	94.7%	94.7%	94.4%
     The following table summarizes fleet activity for Rail’s North American locomotives for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2009	2009	2009	2009	2010
Beginning balance	561	565	536	523	529
Locomotives added	4	—	—	6	6
Locomotives scrapped or sold	—	(29)	(13)	—	—

Ending balance	565	536	523	529	535
Utilization rate at quarter end	86.2%	88.1%	90.1%	89.8%	90.3%
     The following table summarizes Rail’s average active railcars and locomotives:

	Three Months Ended
	March 31
	2010	2009
North American railcars	105,461	109,681
European railcars	19,117	19,168
Locomotives	479	502
Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended
	March 31
	2010	2009
North American railcars	$160.6	$175.6
European railcars	36.3	32.8
Locomotives	8.0	8.1

	$204.9	$216.5

Comparison of the First Three Months of 2010 to the First Three Months of 2009
Segment Profit
     Rail’s segment profit for the first three months of 2010 and 2009 reflects unrealized losses of $0.9 million and $14.3 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit decreased $7.3 million, primarily due to asset impairment charges and higher maintenance costs in Europe, partially offset by higher share of affiliates’ earnings.
Gross Income
     Lease income from railcars in North America decreased $15.0 million, primarily due to an average of approximately 4,200 fewer cars on lease resulting from lease end returns and car sales. In Europe, a $3.5 million increase in lease income was driven by the favorable foreign exchange effects of a weaker U.S. Dollar and moderately higher lease rates. Asset remarketing income increased $7.8 million due to higher railcar sales in the current year. Other income was $6.1 million higher, primarily due to income from an end-of-lease settlement and higher scrapping gains. Share of affiliates’ earnings was higher, primarily due to a $13.4 million decrease in unrealized losses on interest rate swaps at AAE. Excluding the unrealized losses, share of affiliates’ earnings was $4.1 million higher primarily due to an affiliate asset remarketing gain.
     AAE holds multiple derivative instruments to hedge interest rate risk associated with forecasted floating rate debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized losses recognized were primarily driven by declines in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.
Ownership Costs
     Ownership costs for the first three months of 2010 approximated the prior year as higher depreciation and operating lease expenses were largely offset by reduced interest expense due to lower interest rates. The mix of ownership costs compared to 2009 was impacted by a $45.7 million sale and leaseback of railcars in 2009.
Other Costs and Expenses
     In North America, maintenance costs decreased $1.0 million, largely due to lower spending on wheelset repairs, partially offset by higher repair volumes and regulatory compliance costs. In Europe, maintenance costs were $7.2 million higher primarily due to higher material costs for wheelset replacements, higher repair volumes and the unfavorable foreign exchange effects of a weaker U.S. Dollar.
     Other costs were $7.2 million higher than the prior year, primarily due to $4.8 million of asset impairment charges in the current year, higher storage fees and net losses on the remeasurement of non-functional currency denominated assets and liabilities. The asset impairment charges were primarily associated with an American Association of Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.
Rail Regulatory Update
     An immaterial number of railcars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries, continue to be affected by restrictions on their movement imposed by the Italian rail safety authorities. The restrictions are focused on certain wheelsets of the type installed on one of the railcars involved in the June 29, 2009, accident in the city of Viareggio, Italy. (See Note 13 to the consolidated financial statements for further information on the accident.) However, due to the small number of cars that are affected, the Company does not believe that these restrictions will have a material impact on the Company’s financial position or results of operations.
     Consistent with recent changes in European railcar industry practices and regulatory directives announced after the Viareggio accident, GATX Rail Austria and its subsidiaries have begun to implement a modified wheelset inspection program. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will continue to incur higher maintenance expenses in the near term as implementation of the program proceeds. As the program has only recently commenced, the Company cannot yet predict the magnitude of the change in maintenance costs, or the timing of these costs. Further, the scope and cost of any potential future maintenance initiatives, in addition to the modified wheelset inspection program, are not known at this time. The Company does not currently expect that the costs associated with the wheelset inspection program and other potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Specialty
     Specialty’s total asset base, including off balance sheet assets, was $694.6 million at March 31, 2010, compared to $676.9 million at December 31, 2009, and $639.8 million at March 31, 2009. Investment volume was $19.6 million in the first quarter compared to $4.2 million in the prior year period. Specialty’s Rolls Royce joint venture continues to produce positive operating results in addition to remarketing income. However, the markets in which Specialty’s marine joint ventures operate remain under pressure.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months
	Ended March 31
	2010	2009
Gross Income
Lease income	$15.3	$15.3
Asset remarketing income	1.9	9.7
Other income	0.2	1.1

Revenues	17.4	26.1
Affiliate earnings	9.7	10.4

	27.1	36.5

Ownership Costs
Depreciation	4.1	4.9
Interest expense, net	6.8	5.8
Operating lease expense	0.3	0.4

	11.2	11.1

Other Costs and Expenses	3.8	2.4

Segment profit	$12.1	$23.0

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	March 31	June 30	September 30	December 31	March 31
	2009	2009	2009	2009	2010
Net book value of owned assets (a)	639.8	609.9	677.0	676.9	694.6
Net book value of managed portfolio	274.1	269.2	262.3	251.9	247.3

(a)	Includes off balance sheet assets
Comparison of the First Three Months of 2010 to the First Three Months of 2009
Segment Profit
     Specialty’s segment profit for the first three months of 2010 was $10.9 million lower than the prior year, primarily due to lower asset remarketing income.
Gross Income
     Lease income was comparable to prior year as higher income from pooled barges and new operating lease investments was largely offset by the absence of lease income from assets that were sold and lease terminations. Asset remarketing income decreased $7.8 million, reflective of reduced secondary market activity. Other income was $0.9 million lower, primarily due to lower management fees in the current year. Share of affiliates’ earnings decreased $0.7 million, primarily due to net lower operating income from marine affiliates, partially offset by higher affiliate asset remarketing gains.

Ownership Costs
     Ownership costs were comparable to the prior year as higher interest expense was largely offset by lower depreciation expense due to sales of operating assets since the first quarter of the prior year.
Other Costs and Expenses
     Other costs and expenses increased $1.4 million, primarily due to higher operating costs for pooled barges.
ASC
     The Great Lakes dry bulk transportation market entered 2010 with significant uncertainty after experiencing record lows in 2009 in terms of volume of commodities transported, driven by the capacity reductions in the steel industry and the resultant decline in demand for iron ore. While demand has increased from the comparable period of 2009, it is too early to conclude whether, and to what extent, this trend will continue. As of April 29, 2010, ASC had deployed nine vessels of its 18 vessel fleet. Discussions with customers regarding freight volume requirements for 2010 are still in process. As a result, ASC will actively manage its fleet and deploy vessels in a disciplined manner until these requirements are more certain.
     ASC’s fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes and first quarter freight volume is largely due to prior year volume requirements completed in January. In the first three months of 2010, ASC carried 1.3 million net tons of freight compared to only 0.2 million net tons in 2009. The current year increase reflects increased demand for various commodities as previously discussed.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months
	Ended March 31
	2010	2009
Gross Income
Marine operating revenues	$8.3	$1.1
Lease income	1.0	1.0
Other income	—	0.1

	9.3	2.2

Ownership Costs
Interest expense, net	2.1	2.2

	2.1	2.2

Other Costs and Expenses
Maintenance expense	0.4	0.1
Marine operating expense	6.4	0.7
Other costs	—	(5.6)

	6.8	(4.8)

Segment profit	$0.4	$4.8

Comparison of the First Three Months of 2010 to the First Three Months of 2009
Segment Profit
     ASC’s segment profit was $4.4 million lower than prior year. The prior year actual results included the receipt of a $5.6 million litigation settlement. Excluding the impact of the litigation settlement, the favorable variance to the prior year primarily reflects significantly higher January 2010 freight volume due to higher demand for iron ore.
Gross Income
     Gross income for the first three months of 2010 increased $7.1 million from the prior year. The increase was primarily due to significantly higher January freight volume.

Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Marine operating expenses increased $5.7 million, primarily due to increased shipping activity in 2010. Other costs in 2009 reflect the receipt of a litigation settlement.
Other
     Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months
	Ended March 31
	2010	2009
Selling, general and administrative expenses	$33.5	$33.1
Unallocated interest expense, net	2.0	(0.1)
Other income and expense, including eliminations	—	(1.5)
Income taxes	7.6	11.9
     SG&A for the first three months of 2010 was comparable to the prior year. Unallocated interest expense, which is the difference between actual external interest expense incurred (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets, was $2.1 million higher than the prior year, primarily due to higher current year cash balances. Other income and expense for the first three months of 2009 primarily reflects the reversal of a non-income tax accrual.
Income Taxes
     GATX’s effective tax rate was 29% for the three months ended March 31, 2010, compared to 30% for the three months ended March 31, 2009. In 2009, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefit, GATX’s effective tax rate for the first three months of 2009 was 36%. The difference between the 2010 and 2009 effective tax rates was driven by the variability in domestic and foreign sourced pre-tax income, including share of affiliates’ earnings, which is taxed at different income tax rates.
Cash Flow and Liquidity
     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary materially from quarter to quarter and year to year. As of March 31, 2010, GATX had unrestricted cash balances of $173.8 million.
     Net cash used by operating activities for the first three months of 2010 was $0.3 million compared to cash provided by operations of $29.5 million in the prior year. The decrease was primarily driven by lower lease income, higher maintenance costs, the absence of the ASC litigation recovery and the timing of working capital items. Additionally, in the first quarter of 2010, GATX discovered a clerical error in the preparation of its Consolidated Statement of Cash Flows for the fourth quarter of 2009, resulting in a $13.1 million overstatement of Net Cash Provided by Operating Activities for the year ending December 31, 2009. Management has determined that the effect of this error is immaterial to prior periods and adjusted its Consolidated Statement of Cash Flows in the first quarter of 2010 to correct this error.
     Portfolio investments and capital additions for the first three months of 2010 totaled $70.2 million, a decrease of $9.1 million from the prior year. Rail investments in 2010 were $48.1 million and Specialty investments were $19.6 million.

     Portfolio proceeds totaled $30.8 million for the first three months of 2010, an increase of $3.6 million from the prior year. The increase was primarily due to higher asset remarketing proceeds. Other proceeds of $7.0 million for the first three months of 2010 primarily consisted of cash received from the scrapping of railcars. Other proceeds for the first three months of 2009 primarily consisted of $27.3 million received from the partial liquidation of a money market fund investment and $5.3 million from the scrapping of railcars.
     GATX funds its investments and meets its debt, lease and dividend obligations through available cash balances, cash generated from operating activities, portfolio proceeds, sales of other assets, commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. Cash from operations and commercial paper issuances are the primary sources of cash used to fund daily operations. GATX utilizes both domestic and international capital markets and banks for its debt financing needs.
     Proceeds from the issuance of debt for the first three months of 2010 were $259.1 million (net of hedges and debt issuance costs). Debt repayments of $51.9 million for the first three months of 2010 primarily consisted of the repayment of convertible debt principal.
     In the first three months of 2009, 1.7 million shares were repurchased for $30.2 million. These purchases were made under the Company’s $200 million share repurchase program and as of March 31, 2010, $68.6 million of authorization remains. There were no stock repurchases in the first quarter of 2010.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of March 31, 2010, availability under the facility was $540.5 million, with $9.5 million of letters of credit issued, which are backed by the facility. There was no commercial paper outstanding as of March 31, 2010.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of March 31, 2010, GATX was in compliance with all covenants and conditions of its credit agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2010, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was negative. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.
Contractual Commitments
     At March 31, 2010, GATX’s unconditional obligations of $54.2 million were as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012
Unconditional purchase obligations (a)	$47.6	$46.7	$0.8	$0.1
Loan from affiliate	6.6	6.6	—	—

	$54.2	$53.3	$0.8	$0.1

(a)	Primarily contractual railcar commitments.

Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the three months ending March 31, 2010; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a summary of GATX’s policies.
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
Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.
Reconciliation of non-GAAP financial information (in millions):

	March 31	June 30	September 30	December 31	March 31
	2009	2009	2009	2009	2010
Consolidated On Balance Sheet Assets	$5,048.9	$5,091.3	$5,258.0	$5,206.4	$5,307.0
Off Balance Sheet Assets	992.4	993.6	1,008.4	1,016.1	942.9

Total On and Off Balance Sheet Assets	$6,041.3	$6,084.9	$6,266.4	$6,222.5	$6,249.9

Shareholders’ Equity	$1,069.7	$1,069.8	$1,112.2	$1,102.6	$1,096.2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2009, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 13 to the consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors
     Since December 31, 2009, there have been no material changes in GATX’s Risk Factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits
Exhibits:
Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer}

Date: April 29, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).