Form 10-Q
period 2010-06-30
GATX CORP
filed 2010-07-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	36-1124040 (I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
As of June 30, 2010, 46.3 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	June 30	December 31
	2010	2009
Assets

Cash and Cash Equivalents	$29.3	$41.7
Restricted Cash	31.6	33.2

Receivables
Rent and other receivables	73.5	68.7
Finance leases	301.7	309.7
Less: allowance for possible losses	(12.8)	(13.4)

	362.4	365.0

Operating Assets and Facilities
Rail (includes $123.7 relating to a consolidated VIE at June 30, 2010)	5,256.6	5,449.0
Specialty	258.6	245.4
ASC	387.2	380.2
Less: allowance for depreciation (includes $10.8 relating to a consolidated VIE at June 30, 2010)	(1,983.2)	(2,041.3)

	3,919.2	4,033.3

Investments in Affiliated Companies	454.8	452.2
Goodwill	86.8	97.5
Other Assets	198.9	183.5

Total Assets	$5,083.0	$5,206.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$115.9	$123.0
Debt
Commercial paper and borrowings under bank credit facilities	101.3	70.8
Recourse	2,515.3	2,553.0
Nonrecourse (includes $63.3 relating to a consolidated VIE at June 30, 2010)	225.2	234.2
Capital lease obligations	52.0	54.8

	2,893.8	2,912.8

Deferred Income Taxes	728.9	730.6
Other Liabilities	299.5	337.4

Total Liabilities	4,038.1	4,103.8

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,816 and 17,046 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2010 and December 31, 2009, respectively, aggregate liquidation preference of $1.0)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,419,687 and 65,224,956 shares issued and 46,297,167 and 46,101,570 shares outstanding as of June 30, 2010 and December 31, 2009, respectively)	40.9	40.6
Additional paid in capital	619.9	616.8
Retained earnings	1,103.4	1,090.0
Accumulated other comprehensive loss	(159.0)	(84.5)
Treasury stock at cost (19,122,520 shares at June 30, 2010 and 19,123,386 at December 31, 2009)	(560.3)	(560.3)

Total Shareholders’ Equity	1,044.9	1,102.6

Total Liabilities and Shareholders’ Equity	$5,083.0	$5,206.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross Income
Lease income	$213.7	$223.1	$434.9	$455.9
Marine operating revenue	52.4	38.3	60.7	39.4
Asset remarketing income	3.9	7.7	18.3	22.1
Other income	18.2	13.8	37.9	28.4

Revenues	288.2	282.9	551.8	545.8
Share of affiliates’ earnings	6.6	5.9	24.9	7.4

Total Gross Income	294.8	288.8	576.7	553.2

Ownership Costs
Depreciation	55.1	55.4	106.8	106.5
Interest expense, net	41.2	43.3	83.8	84.8
Operating lease expense	34.8	33.6	69.4	67.5

Total Ownership Costs	131.1	132.3	260.0	258.8

Other Costs and Expenses
Maintenance expense	65.2	68.2	133.0	129.5
Marine operating expense	35.1	24.5	41.5	25.2
Selling, general and administrative	32.8	34.0	66.3	67.1
Other expense	5.4	10.1	24.4	13.4

Total Other Costs and Expenses	138.5	136.8	265.2	235.2

Income before Income Taxes	25.2	19.7	51.5	59.2
Income Taxes	3.7	7.0	11.3	18.9

Net Income	$21.5	$12.7	$40.2	$40.3

Per Share Data
Basic	$0.47	$0.27	$0.87	$0.85
Average number of common shares (in millions)	46.2	46.2	46.1	47.3

Diluted	0.46	0.27	0.86	0.83
Average number of common shares and common share equivalents (in millions)	46.7	48.3	47.1	49.3

Dividends declared per common share	$0.28	$0.28	$0.56	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	June 30
	2010	2009
Operating Activities
Net income	$40.2	$40.3

Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(22.3)	(11.4)
Depreciation	112.1	111.0
Reversal of provision for losses	(0.3)	(4.6)
Asset impairment charges	5.4	5.7
Deferred income taxes	7.5	7.3
Share of affiliates’ earnings, net of dividends	1.8	(1.0)
Change in income taxes payable	(5.2)	0.3
Change in accrued operating lease expense	(33.1)	(32.8)
Employee benefit plans	(3.4)	(8.9)
Other	(16.7)	(19.9)

Net cash provided by operating activities	86.0	86.0

Investing Activities
Additions to operating assets and facilities	(115.5)	(186.9)
Investments in affiliates	(15.5)	(3.3)
Other	(0.1)	(0.2)

Portfolio investments and capital additions	(131.1)	(190.4)
Purchases of leased-in assets	—	(2.6)
Portfolio proceeds	42.4	37.8
Proceeds from sales of other assets	14.5	9.8
Net decrease in restricted cash	1.7	4.0
Other	—	33.1

Net cash used in investing activities	(72.5)	(108.3)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	259.1	337.9
Repayments of debt (original maturities longer than 90 days)	(293.0)	(404.5)
Net increase in debt with original maturities of 90 days or less	36.7	108.5
Payments on capital lease obligations	(2.9)	(5.4)
Stock repurchases	—	(55.1)
Employee exercises of stock options	0.8	—
Cash dividends	(27.1)	(26.5)
Other	—	0.7

Net cash used in financing activities	(26.4)	(44.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	(0.2)

Net decrease in Cash and Cash Equivalents during the period	(12.4)	(66.9)
Cash and Cash Equivalents at beginning of period	41.7	102.2

Cash and Cash Equivalents at end of period	$29.3	$35.3

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Accounting Adjustment
     During the first quarter of 2010, the Company discovered a clerical error in the preparation of its Consolidated Balance Sheet as of December 31, 2009, and Consolidated Statement of Cash Flows for the quarter and year ended December 31, 2009. The error resulted in a $13.1 million overstatement in each of cash and cash equivalents; accounts payable and accrued expenses; and net cash provided by operating activities of continuing operations. Management has determined that the effect of this error is immaterial to prior periods and adjusted its Consolidated Balance Sheet and Consolidated Statement of Cash Flows in 2010 to correct this error.
Accounting Changes
     As of January 1, 2010, GATX adopted newly issued authoritative accounting guidance that revises the accounting and reporting for Variable Interest Entities (“VIEs”). The guidance requires that a qualitative and quantitative analysis be completed each reporting period to determine whether a VIE must be consolidated and further requires additional disclosures related to significant judgments and assumptions considered in the analysis and the nature of risks associated with the VIE. The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows; however, as of the adoption date, certain existing investments were determined to be VIE’s and in one instance, GATX was determined to be the primary beneficiary of an entity that was previously consolidated. See Note 6 for additional details.
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues	$157.3	$163.4	$333.4	$328.7
Pre-tax income reported by affiliates	11.0	11.8	42.1	9.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Fair Value Disclosure
     The following tables set forth GATX’s assets and liabilities that are measured at fair value on a recurring basis (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$17.9	$—	$17.9	$—
Warrants and foreign exchange rate derivatives (b)	1.2	—	1.2	—
Available for sale equity securities	3.2	3.2	—	—

Liabilities
Interest rate derivatives (a)	6.3	—	6.3	—
Foreign exchange rate derivatives (b)	*	—	*	—

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$15.6	$—	$15.6	$—
Warrants and foreign exchange rate derivatives (b)	1.6	—	1.6	—
Available for sale equity securities	2.9	2.9	—	—

Liabilities
Interest rate derivatives (a)	4.2	—	4.2	—
Foreign exchange rate derivatives (b)	*	—	*	—

*	Less than $0.1 million

(a)	Designated as hedges

(b)	Not designated as hedges
     Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.
     In the first six months of 2010, GATX performed nonrecurring Level 3 fair value measurements for $3.5 million of rail assets with a carrying value of $8.9 million and recognized aggregate impairment losses of $5.4 million, which were included in other expense. The fair values were determined using discounted cash flow methodologies and third party appraisal data, as applicable. In the second quarter of 2010, impairment losses of $0.6 million (fair value of $0.5 million) were recorded related to scrapped wheelsets in Rail’s European fleet. In the first quarter of 2010, impairment losses of $4.8 million (fair value of $3.0 million) were recorded in connection with an Association of American Railroads industry-wide, regulatory mandate that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not qualify for hedge accounting. Changes in the fair value of these derivatives are recognized in earnings immediately.
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of June 30, 2010, and December 31, 2009, GATX had three instruments outstanding with aggregate notional amounts of $350.0 million and $385.0 million, respectively. As of June 30, 2010, these derivatives had maturities ranging from 2012-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of June 30, 2010, and December 31, 2009, GATX had 13 instruments and 15 instruments outstanding, respectively, with aggregate notional amounts of $131.8 million and $243.5 million, respectively. As of June 30, 2010, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $6.5 million ($4.0 million after tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2010, was $6.3 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
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
     The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were as follows (in millions):

		Three Months Ended		Six Months Ended
Derivative		June 30		June 30
Designation	Location of Gain (Loss) Recognized	2010	2009	2010	2009
Fair value hedges (a)	Interest expense	$5.2	$(5.5)	$7.7	$(7.7)
Cash flow hedges	Amount recognized in other comprehensive income (effective portion)	(4.8)	9.9	(8.2)	15.0
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(1.9)	(1.1)	(3.7)	(2.2)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(0.4)	(0.2)	(0.8)	(0.4)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	(0.1)	0.1	(0.1)	(0.4)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Financial Instruments
     The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investment Funds	$9.2	$12.1	$10.5	$11.2

Liabilities
Convertible notes	$—	$—	$41.9	$50.1
Recourse fixed rate debt	2,175.6	2,344.1	2,174.3	2,253.0
Recourse floating rate debt	339.7	336.9	336.8	334.5
Nonrecourse debt	225.2	240.3	234.2	249.7
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	June 30	December 31
	2010	2009
Affiliate guarantees	$36.7	$38.1
Asset residual value guarantees	47.7	49.5
Lease payment guarantees	54.3	59.2
Other	—	77.8

Total guarantees (a)	138.7	224.6
Standby letters of credit and bonds	10.7	13.8

	$149.4	$238.4

(a)	At June 30, 2010, the recorded value of GATX’s guarantees was a liability of $7.7 million. The expirations of these guarantees range from 2010 to 2019.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     Other in 2009 consisted of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may have been required to pay to GATX Flightlease Aircraft Company Ltd., a joint venture partially owned by GATX (“GFAC”), in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. The aircraft purchase contract and other agreements relating thereto were the subject of various litigation proceedings, which were resolved in the second quarter of 2010. See Note 13 for additional information.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At June 30, 2010, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.
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

June 30
2010
Operating assets, net of accumulated depreciation (a)	$112.9
Nonrecourse debt	63.3

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
     The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were as follows (in millions):

	June 30, 2010		December 31, 2009
	Net	Maximum	Net	Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investments in affiliates (a)	$70.8	$77.5	$42.1	$50.2
Leveraged leases	73.2	73.2	73.4	73.4
Other investment	1.0	1.0	1.0	1.0

Total	$145.0	$151.7	$116.5	$124.6

(a)	The difference between the carrying value and the maximum exposure to loss relates to GATX’s guarantee of an affiliate’s lease obligation that runs through 2016.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Comprehensive Income
     The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income	$21.5	$12.7	$40.2	$40.3
Other comprehensive (loss) income, net of taxes:
Foreign currency translation (loss) gain	(57.3)	18.4	(72.5)	(16.8)
Unrealized gain (loss) on securities	0.1	—	0.7	(0.5)
Unrealized (loss) gain on derivative instruments	(5.4)	5.7	(4.5)	2.5
Post retirement benefit plans	0.9	0.2	1.8	0.3

Comprehensive (loss) income	$(40.2)	$37.0	$(34.3)	$25.8

NOTE 8. Share-Based Compensation
     In the first six months of 2010, GATX granted 368,700 stock appreciation rights (“SARs”), 74,440 restricted stock units, 75,730 performance shares, and 14,080 phantom stock units. For the three and six months ended June 30, 2010, total share-based compensation expense was $1.6 million ($1.0 million after tax) and $3.4 million ($2.1 million after tax), respectively. For the three and six months ended June 30, 2009, total share-based compensation expense was $1.3 million ($0.9 million after tax) and $3.1 million ($2.0 million after tax), respectively.
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
NOTE 9. Income Taxes
     GATX’s effective tax rate was 22% for the six months ended June 30, 2010, compared to 32% for the six months ended June 30, 2009. In the current year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. In 2009, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of these tax benefits from each year, GATX’s effective tax rate for the first six months of 2010 and 2009 was 29% and 36%, respectively. The difference between the 2010 and 2009 effective tax rates was driven by variability in the mix of domestic and foreign sourced pre-tax income, which are taxed at different rates.
     As of June 30, 2010, GATX’s gross liability for unrecognized tax benefits totaled $51.7 million, which, if fully recognized, would decrease income tax expense by $33.0 million ($30.9 million net of federal tax).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended June 30, 2010 and 2009, were as follows (in millions):

			2010 Retiree	2009 Retiree
	2010 Pension	2009 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.4	$1.2	$0.1	$—
Interest cost	5.5	5.9	0.6	0.7
Expected return on plan assets	(8.3)	(7.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss (gain)	1.7	0.7	—	(0.1)

Net costs (a)	$—	$(0.1)	$0.7	$0.6

     The components of pension and other post-retirement benefit costs for the six months ended June 30, 2010 and 2009, were as follows (in millions):

			2010 Retiree	2009 Retiree
	2010 Pension	2009 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$2.8	$2.4	$0.2	$—
Interest cost	11.0	11.8	1.2	1.4
Expected return on plan assets	(16.6)	(15.2)	—	—
Amortization of:
Unrecognized prior service credit	(0.6)	(0.6)	—	—
Unrecognized net actuarial loss (gain)	3.4	1.4	—	(0.2)

Net costs (a)	$—	$(0.2)	$1.4	$1.2

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2010, may differ from these estimates.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Numerator:
Net income	$21.5	$12.7	$40.2	$40.3
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$21.5	$12.7	$40.2	$40.3
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	—	0.4	0.2	0.7

Numerator for diluted earnings per share — income available to common shareholders	$21.5	$13.1	$40.4	$41.0
Denominator:
Denominator for basic earnings per share — weighted average shares	46.2	46.2	46.1	47.3
Effect of dilutive securities:
Equity compensation plans	0.4	0.3	0.4	0.2
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	—	1.7	0.5	1.7

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	46.7	48.3	47.1	49.3

Basic earnings per share	$0.47	$0.27	$0.87	$0.85

Diluted earnings per share	$0.46	$0.27	$0.86	$0.83

*	Less than $0.1 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     As of June 30, 2010, PKP’s claims for damages totaled PLN 134 million, or $39.5 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Viareggio Derailment
     On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). The cause of the accident is currently under investigation by various Italian authorities. Due to the ongoing nature of the investigation, many of the facts about the accident have not been made available to GATX Rail Austria, although certain Italian authorities have asserted that the derailment was a result of a structural failure in a wheelset on one of the tank cars. GATX Rail Austria and its subsidiaries have offered their cooperation to the authorities who are investigating the accident. GATX Rail Austria has received notices of claims from approximately 246 persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle claims. During the second quarter of 2010, one claimant commenced a civil case against GATX Rail Austria in the Court of Lucca, Italy, seeking damages for personal injuries and property damage resulting from the accident. The Company’s insurers and the insurer for the Italian Railway have reached an agreement with the plaintiff to settle the case for an immaterial amount. The Company cannot predict either the outcome of the ongoing investigations by the Italian authorities or what other legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. The Company has not established any accruals for potential liability related to this accident.
Flightlease Litigation
     In 1999, GATX Third Aircraft Corporation (“Third Aircraft”), an indirect wholly-owned subsidiary of GATX Financial Corporation (“GFC”, which merged into GATX in 2007), entered into a joint venture agreement with Flightlease Holdings (Guernsey) Ltd. (“FHG”), an indirect wholly-owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Company Ltd. (“GFAC”) to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the “GFAC Agreement”) with Airbus S.A.S. (“Airbus”) and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the “GFAC Aircraft”) from Airbus and had made aggregate unutilized pre-delivery payments (“PDPs”) to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, the joint venture partners entered into an agreement (the “Split Agreement”) pursuant to which the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the “GATX Allocated Aircraft”). Subsequently, GFC and an affiliate of Airbus entered into a new purchase agreement for the GATX Allocated Aircraft (the “GATX Agreement”) and GFC received a credit of $77.8 million of the PDPs towards the acquisition of the aircraft. In connection with the GATX Agreement, on October 9, 2001, GFC entered into an agreement with Airbus and agreed, among other things, that in certain specified circumstances it would pay to Airbus an amount up to $77.8 million, which Airbus was required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (the “October 9, 2001 Agreement”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     On October 14, 2005, the FHG Liquidators filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GFAC, against GFC, Third Aircraft, and Mr. James H. Morris and Mr. Alan M. Reinke, then officers of a division of GFC (the “FHG Action”). The complaint alleged that Messrs. Morris and Reinke, as directors of GFAC, breached their fiduciary duties and that GFC and Third Aircraft knowingly assisted such breaches, thereby depriving GFAC of assets. The complaint seeks damages in an amount including, but not necessarily limited to, approximately $227.6 million. In certain specified circumstances, Messrs. Morris and Reinke are indemnified against losses they suffer or incur as a result of their service as GFAC directors. The Company maintained that there was no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke.
     The parties to the FHG Action entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) in October of 2006 which, among other things, provides for a standstill of claims or potential claims until the conclusion of the Airbus Action described above. The Tolling Agreement did not resolve the merits or liability for (or against) any claims nor require payment of any monetary damages by any party to another party.
     On February 6, 2009, the New York Court in the Airbus Action issued an opinion that granted the FHG Liquidators’ motion for summary judgment on liability, holding that Airbus’s termination of the GFAC Agreement was a breach of the agreement. This ruling was affirmed on a motion for reconsideration.
     On November 26, 2009, Airbus served GATX with formal notice of its claims arising out of the October 9, 2001 Agreement. Airbus claimed that as a result of the filing of the Airbus Action by GFAC, GATX breached its obligations in the October 9, 2001 Agreement not to dispute or procure a dispute by GFAC over Airbus’ termination of the GFAC Purchase Agreement. Airbus sought to recover from GATX all losses and damages incurred in the Airbus Action, including the full amount of the judgment entered against it. Airbus alternatively alleged that GATX must reimburse it for an amount up to $77.8 million dollars if Airbus were ultimately ordered to pay the total amount of PDPs to GFAC in the Airbus Action. Airbus raised additional claims against GATX, including unjust enrichment and breach of implied covenants of good faith and fair dealing. GATX responded by denying the claims and raising numerous defenses including that in light of the New York Court’s February 6, 2009, decision finding that Airbus breached the GFAC Agreement, GATX had no obligation to reimburse Airbus under the October 9, 2001 Agreement or the GFAC Agreement.
     In May 2010, Airbus, the FHG Liquidator, GFAC, GFAC’s remaining directors, GATX, and all related parties reached a global settlement of all the above-described claims, matters, and lawsuits, including the exchange of full and complete releases. GATX was not required to make any payments as part of the global settlement and received a settlement payment in an immaterial amount. The matter is now fully concluded.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables present certain segment data for the three and six months ended June 30, 2010 and 2009 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Three Months Ended June 30, 2010
Profitability
Revenues	$217.8	$16.3	$53.4	$0.7	$288.2
Share of affiliates’ earnings	(4.7)	11.3	—	—	6.6

Total gross income	213.1	27.6	53.4	0.7	294.8
Ownership costs	113.8	11.6	5.5	0.2	131.1
Other costs and expenses	69.9	1.5	38.8	(4.5)	105.7

Segment profit	$29.4	$14.5	$9.1	$5.0	58.0
SG&A					32.8

Income before income taxes					$25.2
Capital Expenditures
Portfolio investments and capital additions	$40.4	$13.5	$5.4	$1.6	$60.9
Selected Balance Sheet Data at June 30, 2010
Investments in affiliated companies	$109.1	$345.7	$—	$—	$454.8
Identifiable assets	$4,008.4	$695.7	$285.9	$93.0	$5,083.0

Three Months Ended June 30, 2009
Profitability
Revenues	$228.4	$14.6	$39.3	$0.6	$282.9
Share of affiliates’ earnings	(3.5)	9.4	—	—	5.9

Total gross income	224.9	24.0	39.3	0.6	288.8
Ownership costs	112.2	12.2	5.5	2.4	132.3
Other costs and expenses	68.4	4.5	29.8	0.1	102.8

Segment profit	$44.3	$7.3	$4.0	$(1.9)	53.7
SG&A					34.0

Income before income taxes					$19.7
Capital Expenditures
Portfolio investments and capital additions	$101.5	$3.4	$3.4	$2.8	$111.1
Selected Balance Sheet Data at December 31, 2009
Investments in affiliated companies	$120.9	$331.3	$—	$—	$452.2
Identifiable assets	$4,157.7	$672.9	$269.2	$106.6	$5,206.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Six Months Ended June 30, 2010
Profitability
Revenues	$454.5	$33.7	$62.7	$0.9	$551.8
Share of affiliates’ earnings	3.9	21.0	—	—	24.9

Total gross income	458.4	54.7	62.7	0.9	576.7
Ownership costs	227.5	22.8	7.6	2.1	260.0
Other costs and expenses	152.2	5.3	45.6	(4.2)	198.9

Segment profit	$78.7	$26.6	$9.5	$3.0	117.8
SG&A					66.3

Income before income taxes					$51.5
Capital Expenditures
Portfolio investments and capital additions	$88.5	$33.1	$7.0	$2.5	$131.1

Six Months Ended June 30, 2009
Profitability
Revenues	$462.8	$40.7	$41.5	$0.8	$545.8
Share of affiliates’ earnings	(12.4)	19.8	—	—	7.4

Total gross income	450.4	60.5	41.5	0.8	553.2
Ownership costs	225.6	23.3	7.7	2.2	258.8
Other costs and expenses	137.3	6.9	25.0	(1.1)	168.1

Segment profit	$87.5	$30.3	$8.8	$(0.3)	126.3
SG&A					67.1

Income before income taxes					$59.2
Capital Expenditures
Portfolio investments and capital additions	$172.0	$7.6	$6.6	$4.2	$190.4

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
     Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2009.

DISCUSSION OF OPERATING RESULTS
     Net income was $40.2 million or $0.86 per diluted share for the first six months of 2010 compared to net income of $40.3 million or $0.83 per diluted share for the first six months of 2009. The 2010 results include a net benefit of $2.5 million or $0.05 per diluted share in aggregate after tax income related to the favorable resolution of a litigation matter and a reversal of an income tax accrual, partially offset by unrealized losses related to certain interest rate swaps at GATX’s European Rail affiliate AAE Cargo A.G. (“AAE”). Results for the first six months of 2009 include $18.3 million or $0.37 per diluted share of unrealized losses related to the AAE interest rate swaps.
     Net income was $21.5 million or $0.46 per diluted share for the second quarter of 2010 compared to net income of $12.7 million or $0.27 per diluted share for the second quarter of 2009. Results for the second quarter of 2010 include a net benefit of $3.3 million or $0.07 per diluted share in aggregate after tax income related to the favorable resolution of a litigation matter and a reversal of an income tax accrual, partially offset by unrealized losses related to certain interest rate swaps at AAE. Second quarter 2009 results include $6.7 million or $0.14 per diluted share of unrealized losses related to the previously mentioned interest rate swaps at AAE.
     Total investment volume was $131.1 million for the first six months of 2010 compared to $190.4 million for the first six months of 2009.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross Income
Rail	$213.1	$224.9	$458.4	$450.4
Specialty	27.6	24.0	54.7	60.5
ASC	53.4	39.3	62.7	41.5

Total segment gross income	294.1	288.2	575.8	552.4
Other	0.7	0.6	0.9	0.8

Consolidated Gross Income	$294.8	$288.8	$576.7	$553.2

Segment Profit
Rail	$29.4	$44.3	$78.7	$87.5
Specialty	14.5	7.3	26.6	30.3
ASC	9.1	4.0	9.5	8.8

Total Segment Profit	53.0	55.6	114.8	126.6
Less:
Selling, general and administrative expenses	32.8	34.0	66.3	67.1
Unallocated interest expense, net	0.3	2.5	2.3	2.4
Other income and expense, including eliminations	(5.3)	(0.6)	(5.3)	(2.1)
Income taxes	3.7	7.0	11.3	18.9

Net Income	$21.5	$12.7	$40.2	$40.3

Basic earnings per share	$0.47	$0.27	$0.87	$0.85
Diluted earnings per share	$0.46	$0.27	$0.86	$0.83
Return on Equity
     GATX’s return on equity (“ROE”) is shown for the trailing twelve months ended June 30:

	2010	2009
ROE	7.7%	12.3%
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
Rail
     Current economic conditions continue to negatively affect Rail’s financial performance; however, railcar leasing activity in North America has improved from 2009 levels. Utilization increased to 96.5% compared to 96.0% at the end of the first quarter and 96.0% at June 30, 2009. Lease rates on renewals and assignments during the quarter were generally higher in absolute terms; however, lower than the expiring rates. The average lease renewal rate on cars in the GATX Lease Price Index (LPI) (see definition below) decreased 18.6% from the average expiring lease rate, compared to decreases of 15.2% for the first quarter and 9.8% for the second quarter of 2009. Rail entered 2010 with approximately 17,200 cars on leases scheduled to expire during the year, of which approximately 4,000 expired in the current quarter. Rail’s commercial team has effectively deployed railcars despite significant idle railcar capacity in the industry; however, renewing leases at rates below expiring rates is expected to continue to have a negative effect on lease income in the near term. Lease terms on renewals for cars in the LPI averaged 36 months in the current quarter, compared to 31 months for the first quarter and 36 months in the second quarter of 2009. Rail continues to focus on shortening lease term in the current pricing environment in anticipation of an eventual market recovery. In Europe, Rail’s wholly-owned tank car fleet has been less volatile due to its concentration in the more stable petroleum market. Fleet utilization at the end of the current quarter was 94.4%, flat with the first quarter and down from 95.6% at the end of the second quarter of 2009. AAE, which serves the freight railcar markets, continued to experience pressure on lease rates and fleet utilization. During the first six months of 2010, Rail’s investment volume was $88.5 million, compared to $172.0 million in 2009.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross Income
Lease income	$200.3	$209.0	$405.2	$425.5
Asset remarketing income	0.3	6.5	12.8	11.2
Other income	17.2	12.9	36.5	26.1

Revenues	217.8	228.4	454.5	462.8
Affiliate earnings	(4.7)	(3.5)	3.9	(12.4)

	213.1	224.9	458.4	450.4

Ownership Costs
Depreciation	47.5	47.4	95.1	93.6
Interest expense, net	31.8	31.5	63.5	65.1
Operating lease expense	34.5	33.3	68.9	66.9

	113.8	112.2	227.5	225.6

Other Costs and Expenses
Maintenance expense	61.5	62.9	128.9	124.1
Other costs	8.4	5.5	23.3	13.2

	69.9	68.4	152.2	137.3

Segment profit	$29.4	$44.3	$78.7	$87.5

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
Rail’s Fleet Data
     The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2009	2009	2009	2010	2010
Beginning balance	112,326	111,154	111,206	110,870	108,918
Cars added	711	1,478	774	346	434
Cars scrapped	(1,056)	(1,302)	(1,108)	(1,026)	(726)
Cars sold	(827)	(124)	(2)	(1,272)	—

Ending balance	111,154	111,206	110,870	108,918	108,626

Utilization rate at quarter end	96.0%	95.9%	95.9%	96.0%	96.5%
Average active railcars	107,633	106,376	106,551	105,461	104,530
Average active railcars — year to date	108,695	N/A	N/A	N/A	105,057

     The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2009	2009	2009	2010	2010
Beginning balance	19,886	20,000	20,005	20,033	20,321
Cars added	124	91	100	288	15
Cars scrapped or sold	(10)	(86)	(72)	—	(34)

Ending balance	20,000	20,005	20,033	20,321	20,302

Utilization rate at quarter end	95.6%	94.7%	94.7%	94.4%	94.4%
Average active railcars	19,125	19,045	18,987	19,117	19,198
Average active railcars — year to date	19,141	N/A	N/A	N/A	19,155
     The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	June 30	September 30	December 30	March 31	June 30
	2009	2009	2009	2010	2010
Beginning balance	565	536	523	529	535
Locomotives added	—	—	6	6	1
Locomotives scrapped or sold	(29)	(13)	—	—	—

Ending balance	536	523	529	535	536

Utilization rate at quarter end	88.1%	90.1%	89.8%	90.3%	98.1%
Average active locomotives	480	471	472	479	517
Average active locomotives — year to date	491	N/A	N/A	N/A	500
Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
North American railcars	$158.5	$166.4	$319.1	$342.0
European railcars	33.6	34.6	69.9	67.4
Locomotives	8.2	8.0	16.2	16.1

	$200.3	$209.0	$405.2	$425.5

Comparison of the First Six Months of 2010 to the First Six Months of 2009
Segment Profit
     Rail’s segment profit for the first six months of 2010 and 2009 reflects unrealized losses of $5.9 million and $21.8 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit decreased $24.7 million, primarily due to lower North American lease income, higher maintenance costs in Europe and higher asset impairment charges, partially offset by higher scrapping gains.
Gross Income
     Lease income in North America decreased $22.9 million, primarily due to an average of approximately 3,600 fewer cars on lease resulting from lease end returns and car sales. In Europe, a $2.5 million increase in lease income was driven primarily by higher rates on new railcar placements and the foreign exchange effects of a weaker U.S. Dollar. Asset remarketing income increased $1.6 million due to higher railcar sales in the current year. Other income was $10.4 million higher, primarily due to higher scrapping gains, income from an end-of-lease settlement and higher repair revenue, which was largely offset in maintenance expense. Share of affiliates’ earnings was $16.3 million higher, primarily due to a $15.9 million decrease in unrealized losses on interest rate swaps at AAE. Excluding the unrealized losses, share of affiliates’ earnings was $0.4 million higher primarily due to an affiliate asset remarketing gain, partially offset by lower operating earnings at AAE.
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
Ownership Costs
     Ownership costs increased $1.9 million as higher costs resulting from investment volume were largely offset by reduced interest expense due to lower interest rates. The mix of ownership costs compared to 2009 was impacted by a $45.7 million sale and leaseback of railcars in 2009.
Other Costs and Expenses
     In North America, maintenance costs were $0.8 million lower, primarily due to lower railroad repair volumes, largely offset by higher costs and higher customer liability repairs. In Europe, maintenance costs were $5.6 million higher, primarily due to higher material costs and repair volumes, the absence of a manufacturer’s warranty reimbursement received in the prior year and the foreign exchange effects of a weaker U.S. Dollar.
     Other costs were $10.1 million higher, primarily due to the absence of a net $2.5 million benefit recorded in 2009 upon the restructuring of a lease contract with a customer that declared bankruptcy, higher net remeasurement losses on non-functional currency denominated assets and liabilities, higher storage fees and higher asset impairment charges. Asset impairment charges in the current year primarily consisted of a $4.8 million charge in North America resulting from an American Association of Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars. In the prior year, an asset impairment charge in North America of $4.4 million was offset by the reversal of a $6.9 million provision for losses, each attributable to the previously noted lease restructuring.
Comparison of the Second Quarter 2010 to the Second Quarter 2009
Segment Profit
     Rail’s segment profit for the second quarter of 2010 and 2009 reflects unrealized losses of $5.0 million and $7.5 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit for the second quarter of 2010 was $17.4 million lower, primarily due to lower North American lease and asset remarketing income, partially offset by higher scrapping gains.

Gross Income
     Lease income in North America decreased $7.9 million, primarily due to an average of 3,100 fewer cars on lease. Lease income in Europe was $1.0 million lower, primarily due to the foreign exchange effects of a stronger U.S. Dollar. Asset remarketing income decreased $6.2 million, primarily due to fewer railcars sold. Other income was $4.3 million higher, primarily due to higher scrapping gains and higher repair revenue, which was largely offset in maintenance expense. Share of affiliates’ earnings was $1.2 million lower than the prior year period. The current period includes a $5.0 million unrealized loss on interest rate swaps at AAE compared to a $7.5 million unrealized loss in 2009. Excluding the losses from both periods, share of affiliates’ earnings was $3.7 million lower due to lower operating earnings at AAE.
Ownership Costs
     Ownership costs were $1.6 million higher, primarily due to higher depreciation and interest expense resulting from prior year investment volume, partially offset by the effect of lower interest rates. The mix of ownership costs compared to 2009 was impacted by a $45.7 million sale and leaseback of railcars in 2009.
Other Costs and Expenses
     In North America, maintenance costs increased $0.2 million, largely due to higher per car costs and customer liability repairs, partially offset by lower railroad repair volumes and lower revision expenses. In Europe, maintenance costs were $1.6 million lower primarily due to the capitalization of $3.4 million of replacement wheelsets that were expensed in the first quarter, partially offset by higher repair volumes and revision expenses.
     Other costs were $2.9 million higher in the current period, primarily due to the absence of a net $2.5 million benefit recorded in 2009 upon the restructuring of a lease contract with a customer that declared bankruptcy.
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
     Consistent with recent changes in European railcar industry practices and regulatory directives announced after the Viareggio accident, GATX Rail Austria and its subsidiaries are implementing a modified wheelset inspection program, which includes installation of new wheelsets in certain cases. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will continue to incur higher maintenance expenses in the near term as implementation of the wheelset program proceeds. The full scope and cost of any potential future maintenance initiatives, in addition to the modified wheelset inspection program, are not known at this time. The Company does not currently expect that the costs associated with the modified wheelset inspection program and other potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
Specialty
     Specialty’s total asset base, including off balance sheet assets, was $699.4 million at June 30, 2010, compared to $676.9 million at December 31, 2009, and $609.9 million at June 30, 2009. Investment volume was $33.1 million in the first six months of 2010 compared to $7.6 million in the prior year period. Investments in 2010 primarily consisted of $17.2 million of equipment and $15.5 million in affiliates. Specialty continues to evaluate investment opportunities in a disciplined manner, focusing on targeted asset types, asset cost and appropriate risk adjusted returns. Marine market conditions remain under pressure due to decreased demand for transport services as well as a greater number of vessels serving these markets. Specialty’s aircraft engine leasing affiliate continues to produce positive operating results.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross Income
Lease income	$12.4	$13.0	$27.7	$28.3
Asset remarketing income	3.6	1.2	5.5	10.9
Other income	0.3	0.4	0.5	1.5

Revenues	16.3	14.6	33.7	40.7
Affiliate earnings	11.3	9.4	21.0	19.8

	27.6	24.0	54.7	60.5

Ownership Costs
Depreciation	4.3	4.9	8.4	9.8
Interest expense, net	6.9	6.9	13.7	12.7
Operating lease expense	0.4	0.4	0.7	0.8

	11.6	12.2	22.8	23.3

Other Costs and Expenses	1.5	4.5	5.3	6.9

Segment profit	$14.5	$7.3	$26.6	$30.3

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	June 30	September 30	December 31	March 31	June 30
	2009	2009	2009	2010	2010
Net book value of owned assets (a)	609.9	677.0	676.9	694.6	699.4
Net book value of managed portfolio	269.2	262.3	251.9	247.3	228.1

(a)	Includes off balance sheet assets
Comparison of the First Six Months of 2010 to the First Six Months of 2009
Segment Profit
     Specialty’s segment profit for the first six months of 2010 was $3.7 million lower than the prior year, primarily due to lower asset remarketing income.
Gross Income
     Lease income was comparable to the prior year as modest differences in income resulted primarily from the timing of new investments and asset dispositions. Asset remarketing income decreased $5.4 million, reflective of reduced secondary market activity. Share of affiliates’ earnings increased $1.2 million, primarily due to a marine affiliate asset remarketing gain and higher aircraft engine leasing income, partially offset by net lower operating income from marine affiliates.
Ownership Costs
     Ownership costs were comparable as higher interest expense resulting from investment volume was largely offset by lower depreciation expense due to sales of operating assets.
Other Costs and Expenses
     Other costs and expenses decreased $1.6 million, primarily due to lower provisions for losses and asset impairment charges.

Comparison of the Second Quarter of 2010 to the Second Quarter of 2009
Segment Profit
     Specialty’s segment profit for the second quarter of 2010 was $7.2 million higher than the prior year, primarily due to higher asset remarketing income and affiliate earnings and lower other costs and expenses.
Gross Income
     Lease income was slightly lower as lower income from pooled barges was largely offset by income from new operating lease investments. Asset remarketing income was $2.4 million higher, primarily due to higher residual sharing gains. Share of affiliates’ earnings increased $1.9 million, primarily due to a marine affiliate asset remarketing gain, partially offset by lower operating income from marine affiliates.
Ownership Costs
     Ownership costs were slightly lower, primarily due to the absence of depreciation expense from sold operating assets.
Other Costs and Expenses
     Other costs and expenses decreased $3.0 million, primarily due to lower provisions for losses and asset impairment charges.
ASC
     The Great Lakes dry bulk transportation market entered 2010 with significant uncertainty after experiencing record lows in 2009 in terms of volume of commodities transported, driven by the capacity reductions in the steel industry and the resultant decline in demand for iron ore. An increase in economic activity in 2010 led to a partial recovery in steel production and a significant increase in demand for iron ore. However, ASC’s outlook for the balance of 2010 is less certain as domestic steel mills have given indications that their production may be scaled back. As a result, demand for iron ore may decline in the second half of 2010.
     ASC is operating 13 vessels in 2010 compared to 9 vessels in the prior year. In the first six months of 2010, ASC carried 9.6 million net tons of freight compared to 6.5 million net tons carried in the comparable period of 2009. The current year increase primarily reflects increased transport of iron ore tonnage relating to the previously noted increased demand for this commodity.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross Income
Marine operating revenues	$52.4	$38.3	$60.7	$39.4
Lease income	1.0	1.1	2.0	2.1
Other income	—	(0.1)	—	—

	53.4	39.3	62.7	41.5

Ownership costs
Depreciation	3.3	3.1	3.3	3.1
Interest expense, net	2.2	2.4	4.3	4.6

	5.5	5.5	7.6	7.7

Other Costs and Expenses
Maintenance expense	3.7	5.3	4.1	5.4
Marine operating expense	35.1	24.5	41.5	25.2
Other costs	—	—	—	(5.6)

	38.8	29.8	45.6	25.0

Segment profit	$9.1	$4.0	$9.5	$8.8

Comparison of the First Six Months of 2010 to the First Six Months of 2009
Segment Profit
     ASC’s segment profit for the first six months of 2010 was $0.7 million higher than the prior year. The prior year results included the receipt of a $5.6 million litigation settlement. Excluding the impact of the litigation settlement, the increase from the prior year was primarily due to significantly higher freight volume and lower maintenance expense.
Gross Income
     Gross income increased $21.2 million, primarily due to significantly higher iron ore freight volume, higher freight rates and higher fuel surcharges (which are offset in operating expenses).
Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Maintenance costs decreased $1.3 million due to a more conservative strategy of staging vessels for service in 2010 due to the uncertain operating environment. Marine operating expenses increased $16.3 million, primarily due to increased shipping activity in 2010. Other costs in 2009 reflect the receipt of a litigation settlement.
Comparison of the Second Quarter of 2010 to the Second Quarter of 2009
Segment Profit
     ASC’s segment profit for the second quarter of 2010 was $5.1 million higher than the prior year, primarily due to significantly higher freight volume and lower maintenance expense.
Gross Income
     Gross income increased $14.1 million, primarily due to significantly higher iron ore freight volume, higher freight rates and higher fuel surcharges (which are offset in operating expenses).
Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Maintenance costs decreased $1.6 million due to a more conservative strategy of staging vessels for service in 2010 due to the uncertain operating environment. Marine operating expenses increased $10.6 million, primarily due to increased shipping activity in 2010.

Other
     Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Selling, general and administrative expenses	$32.8	$34.0	$66.3	$67.1
Unallocated interest expense, net	0.3	2.5	2.3	2.4
Other income and expense, including eliminations	(5.3)	(0.6)	(5.3)	(2.1)
Income taxes	3.7	7.0	11.3	18.9
     SG&A for the first six months of 2010 was comparable to the prior year period. SG&A for the second quarter of 2010 was $1.2 million lower, primarily due to the foreign exchange effects of a stronger U.S. Dollar. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) for the first six months of 2010 was comparable to the prior year period and for the second quarter of 2010 was $2.2 million lower than the prior year period. This decrease was primarily due to the timing of debt issuances and investment spending in the prior year quarter. Other income and expense for the first six months and second quarter of 2010 primarily reflects a $6.5 million benefit from the resolution of a litigation matter, partially offset by a $2.0 million addition to an environmental reserve related to a sold facility. Other income and expense for the first six months of 2009 primarily consists of the reversal of a non-income tax accrual.
Income Taxes
     GATX’s effective tax rate was 22% for the six months ended June 30, 2010, compared to 32% for the six months ended June 30, 2009. In the current year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. In 2009, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first six months of 2010 and 2009 was 29% and 36%, respectively. The difference between the 2010 and 2009 effective tax rates was driven by variability in the mix of domestic and foreign sourced pre-tax income, which are taxed at different rates.
Cash Flow and Liquidity
     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary materially from quarter to quarter and year to year. As of June 30, 2010, GATX had unrestricted cash balances of $29.3 million.
     Net cash provided by operating activities was $86.0 million for each of the first six months of 2010 and 2009 as increased distributions from affiliates in 2010 largely offset lower lease income. Additionally, in the first quarter of 2010, GATX discovered a clerical error in the preparation of its Consolidated Statement of Cash Flows for the fourth quarter of 2009, resulting in a $13.1 million overstatement of net cash provided by operating activities for the year ending December 31, 2009. Management has determined that the effect of this error is immaterial to prior periods and adjusted its Consolidated Statement of Cash Flows in 2010 to correct this error.
     Portfolio investments and capital additions for the first six months of 2010 totaled $131.1 million, a decrease of $59.3 million from the prior year. Rail investments in 2010 were $88.5 million and Specialty investments were $33.1 million.
     Portfolio proceeds totaled $42.4 million for the first six months of 2010, an increase of $4.6 million from the prior year. The increase was primarily due to higher sales of wholly-owned equipment in 2010 compared to higher residual sharing proceeds in the prior period. Proceeds from sales of other assets were $14.5 million for the first six months of 2010 and $9.8 million for the first six months of 2009 and primarily consisted of cash received from the scrapping of railcars. Other proceeds for the first six months of 2009 consisted of $33.1 million received from the partial liquidation of a money market fund investment.
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
     Proceeds from the issuance of debt for the first six months of 2010 were $259.1 million (net of hedges and debt issuance costs). Debt repayments of $293.0 million for the first six months of 2010 primarily consisted of debt maturities and the repayment of convertible debt principal.
     In the first six months of 2009, 2.8 million shares were repurchased for $55.1 million. These purchases were made under the Company’s $200 million share repurchase program and as of June 30, 2010, $68.6 million of authorization remains. There were no stock repurchases in the first six months of 2010.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of June 30, 2010, availability under the facility was $476.1 million, with $64.4 million of commercial paper outstanding and $9.5 million of letters of credit issued, both of which are backed by the facility.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of June 30, 2010, GATX was in compliance with all covenants and conditions of its credit agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2010, GATX’s long-term unsecured debt was rated BBB+ by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was negative. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.
Contractual Commitments
     At June 30, 2010, GATX’s unconditional obligations of $150.5 million were as follows (in millions):

	Payments Due by Period
	Total	2010	2011	2012
Unconditional purchase obligations (a)	$143.7	$131.6	$12.0	$0.1
Loan from affiliate	6.8	6.8	—	—

	$150.5	$138.4	$12.0	$0.1

(a)	Primarily contractual railcar commitments.

Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the six months ending June 30, 2010; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a summary of GATX’s policies.
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
Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.
Reconciliation of non-GAAP financial information (in millions):

	June 30	September 30	December 31	March 31	June 30
	2009	2009	2009	2010	2010
Consolidated On Balance Sheet Assets	$5,091.3	$5,258.0	$5,206.4	$5,307.0	$5,083.0
Off Balance Sheet Assets	993.6	1,008.4	1,016.1	942.9	944.1

Total On and Off Balance Sheet Assets	$6,084.9	$6,266.4	$6,222.5	$6,249.9	$6,027.1

Shareholders’ Equity	$1,069.8	$1,112.2	$1,102.6	$1,096.2	$1,044.9
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: July 28, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as block of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.