Form 10-Q
period 2010-09-30
GATX CORP
filed 2010-10-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, 46.3 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	September 30	December 31
	2010	2009
Assets

Cash and Cash Equivalents	$23.6	$41.7
Restricted Cash	32.0	33.2

Receivables
Rent and other receivables	69.2	68.7
Finance leases	324.3	309.7
Less: allowance for possible losses	(12.9)	(13.4)

	380.6	365.0

Operating Assets and Facilities
Rail (includes $123.6 relating to a consolidated VIE at September 30, 2010)	5,327.0	5,449.0
Specialty	263.1	245.4
ASC	387.6	380.2
Less: allowance for depreciation (includes $12.2 relating to a consolidated VIE at Sept. 30, 2010)	(2,037.0)	(2,041.3)

	3,940.7	4,033.3

Investments in Affiliated Companies	462.2	452.2
Goodwill	94.0	97.5
Other Assets	200.4	183.5

Total Assets	$5,133.5	$5,206.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$123.9	$123.0
Debt
Commercial paper and borrowings under bank credit facilities	72.0	70.8
Recourse	2,534.6	2,553.0
Nonrecourse (includes $61.3 relating to a consolidated VIE at September 30, 2010)	222.7	234.2
Capital lease obligations	50.3	54.8

	2,879.6	2,912.8

Deferred Income Taxes	742.2	730.6
Other Liabilities	289.2	337.4

Total Liabilities	4,034.9	4,103.8

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,816 and 17,046 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2010 and December 31, 2009, respectively, aggregate liquidation preference of $1.0)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,421,069 and 65,224,956 shares issued and 46,298,549 and 46,101,570 shares outstanding as of September 30, 2010 and December 31, 2009, respectively)	40.9	40.6
Additional paid in capital	621.5	616.8
Retained earnings	1,110.9	1,090.0
Accumulated other comprehensive loss	(114.4)	(84.5)
Treasury stock at cost (19,122,520 shares at September 30, 2010 and 19,123,386 at December 31, 2009)	(560.3)	(560.3)

Total Shareholders’ Equity	1,098.6	1,102.6

Total Liabilities and Shareholders’ Equity	$5,133.5	$5,206.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross Income
Lease income	$216.1	$223.0	$651.0	$678.9
Marine operating revenue	64.8	36.3	125.5	75.7
Asset remarketing income	10.1	3.1	28.4	25.2
Other income	17.7	14.2	55.6	42.6

Revenues	308.7	276.6	860.5	822.4
Share of affiliates’ earnings	5.7	15.6	30.6	23.0

Total Gross Income	314.4	292.2	891.1	845.4

Ownership Costs
Depreciation	54.3	55.3	161.1	161.8
Interest expense, net	41.3	40.3	125.1	125.1
Operating lease expense	35.0	34.2	104.4	101.7

Total Ownership Costs	130.6	129.8	390.6	388.6

Other Costs and Expenses
Maintenance expense	65.7	65.8	198.7	195.3
Marine operating expense	43.7	25.8	85.2	51.0
Selling, general and administrative	31.0	34.8	97.3	101.9
Other expense	15.1	8.8	39.5	22.2

Total Other Costs and Expenses	155.5	135.2	420.7	370.4

Income before Income Taxes	28.3	27.2	79.8	86.4
Income Taxes	7.2	7.6	18.5	26.5

Net Income	$21.1	$19.6	$61.3	$59.9

Per Share Data
Basic	$0.45	$0.43	$1.33	$1.28
Average number of common shares (in millions)	46.2	45.9	46.1	46.8

Diluted	0.45	0.42	1.31	1.24
Average number of common shares and common share equivalents (in millions)	46.7	48.0	47.0	48.9

Dividends declared per common share	$0.28	$0.28	$0.84	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended
	September 30
	2010	2009
Operating Activities
Net income	$61.3	$59.9

Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(35.1)	(16.9)
Depreciation	169.3	168.4
Reversal of provision for losses	(0.2)	(5.8)
Asset impairment charges	5.8	7.7
Deferred income taxes	12.7	18.2
Share of affiliates’ earnings, net of dividends	(1.4)	(10.9)
Change in income taxes payable	(4.9)	(9.6)
Change in accrued operating lease expense	(38.2)	(34.6)
Employee benefit plans	(20.2)	(43.7)
Other	1.5	(0.7)

Net cash provided by operating activities	150.6	132.0

Investing Activities
Additions to operating assets and facilities	(219.5)	(315.0)
Investments in affiliates	(24.9)	(61.2)
Other	(0.1)	(0.3)

Portfolio investments and capital additions	(244.5)	(376.5)
Purchases of leased-in assets	(1.5)	(10.7)
Portfolio proceeds	55.4	55.2
Proceeds from sales of other assets	21.9	17.0
Proceeds from sale-leaseback	78.9	45.7
Net decrease in restricted cash	1.2	3.7
Other	—	33.1

Net cash used in investing activities	(88.6)	(232.5)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	259.1	636.5
Repayments of debt (original maturities longer than 90 days)	(298.0)	(409.9)
Net increase (decrease) in debt with original maturities of 90 days or less	2.6	(43.0)
Payments on capital lease obligations	(4.4)	(8.6)
Stock repurchases	—	(55.1)
Employee exercises of stock options	0.8	—
Cash dividends	(40.3)	(39.4)
Other	—	0.7

Net cash (used in) provided by financing activities	(80.2)	81.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	0.7

Net decrease in Cash and Cash Equivalents during the period	(18.1)	(18.6)
Cash and Cash Equivalents at beginning of period	41.7	102.2

Cash and Cash Equivalents at end of period	$23.6	$83.6

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
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
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
Accounting Changes
     As of January 1, 2010, GATX adopted newly issued authoritative accounting guidance that revises the accounting and reporting for Variable Interest Entities (“VIEs”). The guidance requires that a qualitative and quantitative analysis be completed each reporting period to determine whether a VIE must be consolidated and further requires additional disclosures related to significant judgments and assumptions considered in the analysis and the nature of risks associated with the VIE. The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows; however, as of the adoption date, certain existing investments were determined to be VIEs and in one instance, GATX was determined to be the primary beneficiary of an entity that was previously consolidated. See Note 6 for additional details.
NOTE 3. Investments in Affiliated Companies
     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees.
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues	$155.5	$160.8	$488.9	$489.5
Pre-tax income reported by affiliates	15.7	30.2	57.8	40.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Fair Value Disclosure
     The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$21.9	$—	$21.9	$—
Warrants and foreign exchange rate derivatives (b)	1.3	—	1.3	—
Available for sale equity securities	3.4	3.4	—	—

Liabilities
Interest rate derivatives (a)	9.1	—	9.1	—
Foreign exchange rate derivatives (b)	0.1	—	0.1	—

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$15.6	$—	$15.6	$—
Warrants and foreign exchange rate derivatives (b)	1.6	—	1.6	—
Available for sale equity securities	2.9	2.9	—	—

Liabilities
Interest rate derivatives (a)	4.2	—	4.2	—
Foreign exchange rate derivatives (b)	*	—	*	—

*	Less than $0.1 million

(a)	Designated as hedges

(b)	Not designated as hedges
     Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.
     In the first nine months of 2010, GATX performed nonrecurring Level 3 fair value measurements for $3.8 million of rail assets with a carrying value of $9.6 million and recognized aggregate impairment losses of $5.8 million, which were included in other expense. The fair values were determined using discounted cash flow methodologies and third party appraisal data, as applicable. Losses of $4.8 million (fair value of $3.0 million) were recorded in connection with an Association of American Railroads industry-wide, regulatory mandate that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars and losses of $1.0 million (fair value of $0.8 million) were recorded relating to scrapped wheelsets in Rail’s European fleet.
Derivative instruments
     GATX recognizes all derivative instruments at fair value and classifies them on the balance sheet as either other assets or other liabilities. Classification of derivative activity in the statements of income and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses, and the related cash flows are included in cash flows from operating activities. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
may not qualify for hedge accounting. Changes in the fair value of these derivatives are recognized in earnings immediately.
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of September 30, 2010, and December 31, 2009, GATX had three instruments outstanding with aggregate notional amounts of $350.0 million and $385.0 million, respectively. As of September 30, 2010, these derivatives had maturities ranging from 2012-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of September 30, 2010, and December 31, 2009, GATX had 13 instruments and 15 instruments outstanding, respectively, with aggregate notional amounts of $131.6 million and $243.5 million, respectively. As of September 30, 2010, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $6.4 million ($4.0 million after tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on a certain portion of its outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2010, was $9.1 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
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
     The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were as follows (in millions):

		Three Months Ended		Nine Months Ended
Derivative		September 30		September 30
Designation	Location of Gain (Loss) Recognized	2010	2009	2010	2009
Fair value hedges (a)	Interest expense	$4.0	$1.6	$11.7	$(6.1)
Cash flow hedges	Amount recognized in other comprehensive (loss) income (effective portion)	(2.7)	(2.4)	(10.9)	12.6
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(2.0)	(2.2)	(5.7)	(4.4)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(0.4)	(0.8)	(1.2)	(1.2)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	—	(0.1)	(0.1)	(0.5)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Financial Instruments
     The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds were based on the best information available and may include quoted investment fund values. The fair values of fixed and floating rate debt, excluding convertible notes, were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Convertible notes were valued using third-party quotes. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investment Funds	$8.0	$11.7	$10.5	$11.2

Liabilities
Convertible notes	$—	$—	$41.9	$50.1
Recourse fixed rate debt	2,191.6	2,372.3	2,174.3	2,253.0
Recourse floating rate debt	343.0	342.7	336.8	334.5
Nonrecourse debt	222.7	239.3	234.2	249.7
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
     The following table sets forth GATX’s commercial commitments as of (in millions):

	September 30	December 31
	2010	2009
Affiliate guarantees	$30.0	$38.1
Asset residual value guarantees	50.0	49.5
Lease payment guarantees	53.1	59.2
Other	—	77.8

Total guarantees (a)	133.1	224.6
Standby letters of credit and bonds	10.8	13.8

	$143.9	$238.4

(a)	At September 30, 2010 and December 31, 2009, the carrying value of liabilities on the balance sheet for guarantees were $7.5 million and $8.1 million, respectively. The expirations of these guarantees range from 2010 to 2019. GATX is not aware of any event that would require it to satisfy these guarantees.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default which would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
     Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed and such residual sharing gains are recorded in asset remarketing income. If, at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to the residual value guarantee will be reduced by the value realized from disposition of the asset. Asset residual value guarantees include those related to assets of affiliated companies.

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
     Other in 2009 consisted of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may have been required to pay to GATX Flightlease Aircraft Company Ltd. (“GFAC”), a joint venture partially owned by GATX, in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. The aircraft purchase contract and other agreements relating thereto had been the subject of various litigation proceedings, which were resolved in the second quarter of 2010.
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At September 30, 2010, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.
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
     GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The carrying amounts of assets and liabilities of the VIE that GATX consolidates were as follows (in millions):

September 30
2010
Operating assets, net of accumulated depreciation (a)	$111.4
Nonrecourse debt	61.3

(a)	All operating assets are pledged as collateral on the nonrecourse debt
     GATX is also involved with other entities determined to be VIEs for which GATX is not the primary beneficiary. These VIEs primarily relate to operating leases, leveraged leases and certain investments in affiliates. These VIEs are involved in railcar and equipment leasing activities and have been financed through a mix of equity investments and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. For certain investments in affiliates determined to be VIEs, GATX concluded that power was shared among the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were as follows (in millions):

	September 30, 2010		December 31, 2009
	Net	Maximum	Net	Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investments in affiliates (a)	$64.5	$64.5	$42.1	$50.2
Leveraged leases	72.9	72.9	73.4	73.4
Other investment	1.0	1.0	1.0	1.0

Total	$138.4	$138.4	$116.5	$124.6

(a)	The difference in 2009 between the carrying value and the maximum exposure to loss related to GATX’s guarantee of an affiliate’s lease obligation. The guarantee was eliminated upon GATX’s acquisition of the railcars from the affiliate and the subsequent termination of the entity.
NOTE 7. Comprehensive Income
     The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$21.1	$19.6	$61.3	$59.9
Other comprehensive income, net of taxes:
Foreign currency translation gain (loss)	44.3	33.9	(28.2)	17.1
Unrealized gain (loss) on securities	0.1	—	0.8	(0.5)
Unrealized (loss) gain on derivative instruments	—	—	(4.5)	2.5
Post retirement benefit plans	0.2	0.3	2.0	0.6

Comprehensive income	$65.7	$53.8	$31.4	$79.6

NOTE 8. Share-Based Compensation
     In the first nine months of 2010, GATX granted 368,700 stock appreciation rights (“SARs”), 74,440 restricted stock units, 75,730 performance shares and 20,844 phantom stock units. For the three and nine months ended September 30, 2010, total share-based compensation expense was $1.6 million ($1.0 million after tax) and $5.0 million ($3.1 million after tax), respectively. For the three and nine months ended September 30, 2009, total share-based compensation expense was $1.9 million ($1.1 million after tax) and $5.0 million ($3.1 million after tax), respectively.
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
NOTE 9. Income Taxes
     GATX’s effective tax rate was 23% for the nine months ended September 30, 2010, compared to 31% for the nine months ended September 30, 2009. In the current year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates in the United Kingdom. In 2009, a change in

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of these tax benefits from each year, GATX’s effective tax rate for the first nine months of 2010 and 2009 was 30% and 33%, respectively. The difference between the 2010 and 2009 effective tax rates was driven by variability in the mix of domestic and foreign sourced pre-tax earnings, which are taxed at different rates.
     As of September 30, 2010, GATX’s gross liability for unrecognized tax benefits totaled $52.2 million, which, if fully recognized, would decrease income tax expense by $33.1 million ($31.0 million net of federal tax).
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended September 30, 2010 and 2009, were as follows (in millions):

			2010 Retiree	2009 Retiree
	2010 Pension	2009 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.2	$(0.1)	$0.1
Interest cost	5.6	5.8	0.6	0.8
Expected return on plan assets	(8.5)	(7.9)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	(0.2)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	1.1	0.7	(0.2)	(0.1)

Net costs (a)	$(0.8)	$(0.4)	$0.2	$0.7

     The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2010 and 2009, were as follows (in millions):

			2010 Retiree	2009 Retiree
	2010 Pension	2009 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$4.0	$3.6	$0.1	$0.1
Interest cost	16.6	17.6	1.8	2.2
Expected return on plan assets	(25.1)	(23.1)	—	—
Amortization of:
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	4.5	2.1	(0.2)	(0.3)

Net costs (a)	$(0.8)	$(0.6)	$1.6	$1.9

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2010, may differ from these estimates.
NOTE 11. Convertible Debt
     In January 2010, GATX called the remaining outstanding balance of its convertible notes for redemption. As a result, the holders of the notes exercised their conversion options and GATX paid $41.9 million for the principal balance and issued 140,904 shares of GATX common stock for the intrinsic value. Additionally, accrued interest of $0.1 million was forfeited upon conversion and reclassified to additional paid in capital.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Numerator:
Net income	$21.1	$19.6	$61.3	$59.9
Less: Dividends paid and accrued on preferred stock	*	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$21.1	$19.6	$61.3	$59.9
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*	*
After-tax interest expense on convertible securities	—	0.3	0.2	1.0

Numerator for diluted earnings per share — income available to common shareholders	$21.1	$19.9	$61.5	$60.9
Denominator:
Denominator for basic earnings per share — weighted average shares	46.2	45.9	46.1	46.8
Effect of dilutive securities:
Equity compensation plans	0.4	0.3	0.5	0.3
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	—	1.7	0.3	1.7

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	46.7	48.0	47.0	48.9

Basic earnings per share	$0.45	$0.43	$1.33	$1.28

Diluted earnings per share	$0.45	$0.42	$1.31	$1.24

*	Less than $0.1 million.
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
Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o.
     In December 2005, Polskie Koleje Panstwowe S.A. (“PKP”) filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. (“DEC”), an indirect wholly-owned subsidiary of the Company currently named GATX Rail Poland, sp. z o.o. The complaint alleges that, prior to GATX’s acquisition of DEC in 2001, DEC breached a Conditional Sales Agreement (the “Agreement”) to purchase shares of Kolsped S.A. (“Kolsped”), an indirect subsidiary of PKP. The allegedly breached condition required DEC to obtain a release of Kolsped’s ultimate parent company, PKP, from its guarantee of Kolsped’s promissory note securing a $9.8 million bank loan. Pursuant to an amendment to the Agreement, DEC satisfied this condition by providing PKP with a blank promissory note (the “DEC Note”) and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped’s note to the bank (the “Kolsped Note”). In May 1999, the then current holder of the Kolsped Note, a bank (“Bank”), sued PKP under its guarantee. PKP lost the DEC Note and therefore did not use it to satisfy the guarantee, and the Bank ultimately secured a judgment against PKP in 2002. PKP also failed to notify DEC of the Bank’s lawsuit while the lawsuit was pending.
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
     As of September 30, 2010, PKP’s claims for damages totaled approximately PLN 136.6 million, or $47.0 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
Flightlease Litigation
     As previously reported in GATX’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, this matter has been settled and is now fully concluded.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables present certain segment data for the three and nine months ended September 30, 2010 and 2009 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Three Months Ended September 30, 2010
Profitability
Revenues	$221.6	$21.0	$65.9	$0.2	$308.7
Share of affiliates’ earnings	(2.1)	7.8	—	—	5.7

Total gross income	219.5	28.8	65.9	0.2	314.4
Ownership costs	112.8	12.2	5.6	—	130.6
Other costs and expenses	74.0	3.0	47.8	(0.3)	124.5

Segment profit	$32.7	$13.6	$12.5	$0.5	59.3
SG&A					31.0

Income before income taxes					$28.3
Capital Expenditures
Portfolio investments and capital additions	$93.0	$19.5	$0.3	$0.6	$113.4
Selected Balance Sheet Data at September 30, 2010
Investments in affiliated companies	$100.4	$361.8	$—	$—	$462.2
Identifiable assets	$4,040.6	$718.2	$274.5	$100.2	$5,133.5

Three Months Ended September 30, 2009
Profitability
Revenues	$222.7	$16.4	$37.3	$0.2	$276.6
Share of affiliates’ earnings	3.6	12.0	—	—	15.6

Total gross income	226.3	28.4	37.3	0.2	292.2
Ownership costs	112.0	11.8	5.4	0.6	129.8
Other costs and expenses	66.6	3.4	30.6	(0.2)	100.4

Segment profit	$47.7	$13.2	$1.3	$(0.2)	62.0
SG&A					34.8

Income before income taxes					$27.2
Capital Expenditures
Portfolio investments and capital additions	$105.3	$78.3	$0.3	$2.2	$186.1
Selected Balance Sheet Data at December 31, 2009
Investments in affiliated companies	$120.9	$331.3	$—	$—	$452.2
Identifiable assets	$4,157.7	$672.9	$269.2	$106.6	$5,206.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	GATX Consolidated
Nine Months Ended September 30, 2010
Profitability
Revenues	$676.1	$54.7	$128.6	$1.1	$860.5
Share of affiliates’ earnings	1.8	28.8	—	—	30.6

Total gross income	677.9	83.5	128.6	1.1	891.1
Ownership costs	340.3	35.0	13.2	2.1	390.6
Other costs and expenses	226.2	8.3	93.4	(4.5)	323.4

Segment profit	$111.4	$40.2	$22.0	$3.5	177.1
SG&A					97.3

Income before income taxes					$79.8
Capital Expenditures
Portfolio investments and capital additions	$181.5	$52.6	$7.3	$3.1	$244.5

Nine Months Ended September 30, 2009
Profitability
Revenues	$685.5	$57.1	$78.8	$1.0	$822.4
Share of affiliates’ earnings	(8.8)	31.8	—	—	23.0

Total gross income	676.7	88.9	78.8	1.0	845.4
Ownership costs	337.6	35.1	13.1	2.8	388.6
Other costs and expenses	203.9	10.3	55.6	(1.3)	268.5

Segment profit	$135.2	$43.5	$10.1	$(0.5)	188.3
SG&A					101.9

Income before income taxes					$86.4
Capital Expenditures
Portfolio investments and capital additions	$277.3	$85.9	$6.9	$6.4	$376.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2009, and other filings with the Securities and Exchange Commission (“SEC”), and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary operating segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; and the outcome of pending or threatened litigation. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2010. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2009.

DISCUSSION OF OPERATING RESULTS
     Net income was $21.1 million or $0.45 per diluted share for the third quarter of 2010 compared to net income of $19.6 million or $0.42 per diluted share for the third quarter of 2009. Results for the third quarter of 2010 include $2.7 million or $0.06 per diluted share of after tax unrealized losses related to certain interest rate swaps at GATX’s European Rail affiliate AAE Cargo A.G. (“AAE”) and a $1.9 million or $0.04 per diluted share deferred tax benefit attributable to a reduction of statutory tax rates in the United Kingdom. Third quarter 2009 results include $0.2 million of unrealized losses related to the AAE interest rate swaps.
     Net income was $61.3 million or $1.31 per diluted share for the first nine months of 2010 compared to net income of $59.9 million or $1.24 per diluted share for the first nine months of 2009. The 2010 results include aggregate after tax income of $1.7 million or $0.04 per diluted share related to the previously mentioned deferred tax benefit and the favorable resolution of a litigation matter and tax accrual reversal that occurred in the second quarter, partially offset by unrealized losses related to certain interest rate swaps at AAE. Results for the first nine months of 2009 include $18.5 million or $0.38 per diluted share of after tax unrealized losses related to the previously mentioned interest rate swaps at AAE.
     Total investment volume was $244.5 million for the first nine months of 2010 compared to $376.5 million for the first nine months of 2009.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross Income
Rail	$219.5	$226.3	$677.9	$676.7
Specialty	28.8	28.4	83.5	88.9
ASC	65.9	37.3	128.6	78.8

Total segment gross income	314.2	292.0	890.0	844.4
Other	0.2	0.2	1.1	1.0

Consolidated Gross Income	$314.4	$292.2	$891.1	$845.4

Segment Profit
Rail	$32.7	$47.7	$111.4	$135.2
Specialty	13.6	13.2	40.2	43.5
ASC	12.5	1.3	22.0	10.1

Total Segment Profit	58.8	62.2	173.6	188.8
Less:
Selling, general and administrative expenses	31.0	34.8	97.3	101.9
Unallocated interest expense, net	—	0.6	2.3	3.0
Other income and expense, including eliminations	(0.5)	(0.4)	(5.8)	(2.5)
Income taxes	7.2	7.6	18.5	26.5

Net Income	$21.1	$19.6	$61.3	$59.9

Basic earnings per share	$0.45	$0.43	$1.33	$1.28
Diluted earnings per share	$0.45	$0.42	$1.31	$1.24
Return on Equity
     GATX’s return on equity (“ROE”) is shown for the trailing twelve months ended September 30:

	2010	2009
ROE	7.5%	7.4%

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
Rail
     During 2010, the Rail leasing environment has shown a gradual improvement, reflective of increased railroad traffic and higher demand for railcars; however, lease rates remain under pressure due to the number of idle cars that remain across the industry. The market impact of the idle cars is expected to result in leases renewing at rates lower than the expiring rates, which will continue to have a negative effect on lease income for the remainder of 2010 and 2011. Lease rates on renewals and assignments during the quarter were generally higher than in previous quarters in absolute terms, but lower than the expiring rates. In the third quarter, the average lease renewal rate on cars in the GATX Lease Price Index (LPI) (see definition below) decreased 15.7% from the average expiring lease rate, compared to decreases of 18.6% for the second quarter and 8.5% for the third quarter of 2009. Utilization increased to 96.8% at the end of the third quarter, compared to 96.5% at the end of the second quarter and 95.9% at September 30, 2009. Rail entered 2010 with approximately 17,200 North American cars on leases scheduled to expire during the year, of which approximately 12,100 expired through the current quarter. Lease terms on renewals for cars in the LPI averaged 36 months in the current quarter and the second quarter, and 39 months in the third quarter of 2009. Rail continues to focus on shortening lease term in the current pricing environment in anticipation of an eventual market recovery. In Europe, Rail’s wholly-owned tank car fleet has been less volatile due to its concentration in the more stable petroleum market. Fleet utilization at the end of the current quarter increased to 95.3% compared to 94.4% at the end of the second quarter and 94.7% at September 30, 2009. AAE, which serves the freight railcar markets, continued to experience pressure on fleet utilization. During the first nine months of 2010, Rail’s investment volume was $181.5 million, compared to $277.3 million in 2009.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross Income
Lease income	$201.4	$208.8	$606.6	$634.3
Asset remarketing income	2.7	0.2	15.5	11.4
Other income	17.5	13.7	54.0	39.8

Revenues	221.6	222.7	676.1	685.5
Affiliate earnings	(2.1)	3.6	1.8	(8.8)

	219.5	226.3	677.9	676.7

Ownership Costs
Depreciation	46.1	47.4	141.2	141.0
Interest expense, net	32.0	30.6	95.5	95.7
Operating lease expense	34.7	34.0	103.6	100.9

	112.8	112.0	340.3	337.6

Other Costs and Expenses
Maintenance expense	61.6	61.0	190.5	185.1
Other costs	12.4	5.6	35.7	18.8

	74.0	66.6	226.2	203.9

Segment Profit	$32.7	$47.7	$111.4	$135.2

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
Rail’s Fleet Data
     The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	September 30	December 31	March 31	June 30	September 30
	2009	2009	2010	2010	2010
Beginning balance	111,154	111,206	110,870	108,918	108,626
Cars added	1,478	774	346	434	1,189
Cars scrapped	(1,302)	(1,108)	(1,026)	(726)	(917)
Cars sold	(124)	(2)	(1,272)	—	(98)

Ending balance	111,206	110,870	108,918	108,626	108,800

Utilization rate at quarter end	95.9%	95.9%	96.0%	96.5%	96.8%
Average active railcars	106,136	106,310	105,461	104,530	104,611
Average active railcars — year to date	107,867	N/A	N/A	N/A	104,906

The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	September 30	December 31	March 31	June 30	September 30
	2009	2009	2010	2010	2010
Beginning balance	20,000	20,005	20,033	20,321	20,302
Cars added	91	100	288	15	61
Cars scrapped or sold	(86)	(72)	—	(34)	(137)

Ending balance	20,005	20,033	20,321	20,302	20,226

Utilization rate at quarter end	94.7%	94.7%	94.4%	94.4%	95.3%
Average active railcars	19,045	18,987	19,117	19,198	19,223
Average active railcars — year to date	19,104	N/A	N/A	N/A	19,180
     The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	September 30	December 30	March 31	June 30	September 30
	2009	2009	2010	2010	2010
Beginning balance	536	523	529	535	536
Locomotives added	—	6	6	1	6
Locomotives scrapped or sold	(13)	—	—	—	—

Ending balance	523	529	535	536	542

Utilization rate at quarter end	90.1%	89.8%	90.3%	98.1%	98.7%
Average active locomotives	471	472	479	517	531
Average active locomotives — year to date	485	N/A	N/A	N/A	510
Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
North American railcars	$157.6	$164.2	$476.7	$506.2
European railcars	34.7	36.6	104.6	104.0
Locomotives	9.1	8.0	25.3	24.1

	$201.4	$208.8	$606.6	$634.3

Comparison of the First Nine Months of 2010 to the First Nine Months of 2009
Segment Profit
     Rail’s segment profit for the first nine months of 2010 and 2009 reflects unrealized losses of $8.9 million and $22.0 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit decreased $36.9 million, primarily due to lower North American lease income, higher maintenance costs in Europe and higher asset impairment charges, partially offset by higher asset remarketing income and scrapping gains.
Gross Income
     Lease income in North America decreased $29.5 million, primarily due to an average of approximately 3,000 fewer cars on lease resulting from lease end returns and car sales. In Europe, a $0.6 million increase in lease income was driven primarily by higher rates on new railcar placements, largely offset by the foreign exchange effects of a stronger U.S. Dollar. Asset remarketing income increased $4.1 million due to increased railcar sales in the current year. Other income was $14.2 million higher, primarily due to higher scrapping gains, income from an end-of-lease settlement and higher repair revenue, which was largely offset in maintenance expense. Share of affiliates’ earnings was $10.6 million higher, primarily due to a $13.1 million decrease in unrealized losses on interest rate swaps at AAE. Excluding the unrealized losses, share of affiliates’ earnings was $2.5 million lower, primarily due to lower operating earnings at AAE, partially offset by an affiliate asset remarketing gain.
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
Ownership Costs
     Ownership costs increased $2.7 million resulting from investment volume. The mix of ownership costs compared to 2009 was impacted by a $78.9 million sale-leaseback of 947 railcars in 2010 and a $45.7 million sale-leaseback of 597 railcars in 2009.
Other Costs and Expenses
     In North America, maintenance costs were $3.1 million lower, primarily due to lower railroad repair volumes, largely offset by higher costs and higher customer liability repairs. In Europe, maintenance costs were $8.6 million higher, primarily due to higher repair volumes, including costs associated with a wheelset replacement program and the absence of a manufacturer’s warranty reimbursement received in the prior year.
     Other costs in 2010 were $16.9 million higher than the prior year. In 2009, a net $2.5 million benefit was recorded upon the restructuring of a lease contract with a customer that declared bankruptcy and a $2.8 million insurance recovery was received related to a GATX repair facility in Europe. In the current year, higher storage fees and asset impairment charges and net remeasurement losses on non-functional currency denominated assets and liabilities also contributed to the increase. Asset impairment charges in the current year primarily consisted of a $4.8 million charge in North America resulting from an American Association of Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars. In the prior year, an asset impairment charge in North America of $4.4 million was offset by the reversal of a $6.9 million provision for losses, each attributable to the lease restructuring noted above.
Comparison of the Third Quarter 2010 to the Third Quarter 2009
Segment Profit
     Rail’s segment profit for the third quarter of 2010 and 2009 reflects unrealized losses of $3.0 million and $0.2 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit was $12.2 million lower, primarily due to lower North American lease income, lower AAE operating results, and higher other costs and expenses, partially offset by higher asset remarketing and scrapping income.

Gross Income
     Lease income in North America decreased $6.6 million, primarily due to an average of 1,525 fewer cars on lease. Lease income in Europe was $1.9 million lower, primarily due to the foreign exchange effects of a stronger U.S. Dollar, partially offset by higher income from an average of 178 more cars on lease. Asset remarketing income increased $2.5 million due to increased railcar sales. Other income was $3.8 million higher, primarily due to higher equalization revenue, which is offset in other operating costs, and higher scrapping gains. Share of affiliates’ earnings was $5.7 million lower than the prior year period. The current period includes a $3.0 million unrealized loss on interest rate swaps at AAE compared to a $0.2 million unrealized loss in 2009. Excluding the losses from both periods, share of affiliates’ earnings decreased $2.9 million due to lower operating earnings at AAE.
Ownership Costs
     Ownership costs were comparable to the prior year. The mix of ownership costs compared to 2009 was impacted by a $78.9 million sale-leaseback of 947 railcars in 2010 and a $45.7 million sale-leaseback of 597 railcars in 2009.
Other Costs and Expenses
     In North America, maintenance costs decreased $2.4 million, largely due to lower railroad repairs and lower program and fleet issues. In Europe, maintenance costs were $3.0 million higher, primarily due to higher revision volumes and higher costs, including costs associated with a wheelset replacement program, partially offset by the foreign exchange effects of a stronger U.S. Dollar.
     Other costs were $6.8 million higher in the current period, primarily due to higher equalization expense and the absence of a prior year $2.8 million insurance recovery related to a GATX repair facility in Europe.
Rail Regulatory Update
     In 2009, the U.S. Pipeline and Hazardous Materials Safety Administration, in coordination with the Federal Railroad Administration (“FRA”) issued final interim rules (the “FRA Interim Rules”) that, among other things, established new interim design standards for pressurized tank cars that transport toxic-by-inhalation hazardous materials (“TIH cars”). The designation “final interim” indicates that the FRA intends to continue to research enhanced design standards for TIH cars and will issue additional rulemaking in the future that will prescribe final design requirements. Under the FRA Interim Rules, TIH cars manufactured after the effective date of the rules must be built to a higher pressure class rating relative to U.S. Department of Transportation specifications for tank cars used to transport other commodities. Unlike the original version of the rules proposed in 2008, the FRA Interim Rules as adopted do not include a retirement schedule for TIH cars manufactured prior to effective date of the rules. However, the FRA Interim Rules require that existing TIH cars receive appropriate certification from the Association of American Railroads (“AAR”) in order to remain in TIH service. All GATX tank cars currently in TIH service have received this certification. As of September 30, 2010, only 1,668 TIH cars remained in service in GATX’s fleet (approximately 1.5% of its North American fleet) and, based upon management’s review to date, GATX does not expect that the FRA Interim Rules will have a material impact on the Company’s financial position or results of operations.
Specialty
     Specialty’s total asset base, including off balance sheet assets, was $721.7 million at September 30, 2010, compared to $676.9 million at December 31, 2009, and $677.0 million at September 30, 2009. Investment volume was $52.6 million in the first nine months of 2010 compared to $85.9 million in the prior year period. Investments in 2010 primarily consisted of $27.3 million of equipment and $24.9 million in affiliates. Specialty continues to evaluate investment opportunities in a disciplined manner, focusing on targeted asset types, asset cost and appropriate risk adjusted returns. Marine affiliate market conditions remain under pressure due to decreased demand for transport services as well as a greater number of vessels serving these markets. Specialty’s aircraft engine leasing affiliate continues to produce positive operating results.

     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross Income
Lease income	$13.6	$13.2	$41.3	$41.5
Asset remarketing income	7.4	2.9	12.9	13.8
Other income	—	0.3	0.5	1.8

Revenues	21.0	16.4	54.7	57.1
Affiliate earnings	7.8	12.0	28.8	31.8

	28.8	28.4	83.5	88.9
Ownership Costs
Depreciation	4.6	4.7	13.0	14.5
Interest expense, net	7.3	6.9	21.0	19.6
Operating lease expense	0.3	0.2	1.0	1.0

	12.2	11.8	35.0	35.1

Other Costs and Expenses	3.0	3.4	8.3	10.3

Segment Profit	$13.6	$13.2	$40.2	$43.5

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	September 30	December 31	March 31	June 30	September 30
	2009	2009	2010	2010	2010
Net book value of owned assets (a)	677.0	676.9	694.6	699.4	721.7
Net book value of managed portfolio	262.3	251.9	247.3	228.1	215.1

(a)	Includes off balance sheet assets
Comparison of the First Nine Months of 2010 to the First Nine Months of 2009
Segment Profit
     Specialty’s segment profit for the first nine months of 2010 was $3.3 million lower than the prior year, primarily due to lower affiliate earnings, partially offset by lower other costs and expenses.
Gross Income
     Lease income was comparable to the prior year as modest differences in income resulted primarily from the timing of new investments and asset dispositions. Asset remarketing income was also comparable to the prior year. Other income decreased $1.3 million, primarily due to lower fee income. Share of affiliates’ earnings decreased $3.0 million, primarily due to lower marine affiliate operating earnings which reflect lower charter rates and the impact of several out of service vessels undergoing repair work.
Ownership Costs
     Ownership costs were comparable to the prior year.
Other Costs and Expenses
     Other costs and expenses decreased $2.0 million, primarily due to lower provisions for losses and asset impairment charges.

Comparison of the Third Quarter of 2010 to the Third Quarter of 2009
Segment Profit
     Specialty’s segment profit for the third quarter of 2010 approximated the prior year, as higher asset remarketing income was largely offset by lower affiliate earnings.
Gross Income
     Lease income was $0.4 million higher, primarily due to income from new investments. Asset remarketing income was $4.5 million higher, primarily due to a gain on a sales type lease recorded in the current year. Share of affiliates’ earnings decreased $4.2 million, primarily due to lower affiliate asset remarketing gains.
Ownership Costs
     Ownership costs were comparable to the prior year.
Other Costs and Expenses
     Other costs and expenses decreased $0.4 million, primarily due to the absence of asset impairment charges taken in the prior year.
ASC
     The Great Lakes dry bulk transportation market entered 2010 with significant uncertainty after experiencing record lows in 2009 in terms of volume of commodities transported, driven by the capacity reductions in the steel industry and the resultant decline in demand for iron ore. An increase in economic activity in 2010 led to a partial recovery in steel production and a significant increase in demand for iron ore. ASC is operating 13 vessels in 2010 compared to 8 vessels in the prior year. During the first nine months of 2010, ASC carried 19.5 million net tons of freight compared to 12.6 million net tons carried in the prior year, a reflection of the increase in demand for iron ore noted above.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross Income
Marine operating revenues	$64.8	$36.3	$125.5	$75.7
Lease income	1.1	1.0	3.1	3.1

	65.9	37.3	128.6	78.8
Ownership Costs
Depreciation	3.6	3.2	6.9	6.3
Interest expense, net	2.0	2.2	6.3	6.8

	5.6	5.4	13.2	13.1

Other Costs and Expenses
Maintenance expense	4.1	4.8	8.2	10.2
Marine operating expense	43.7	25.8	85.2	51.0
Other costs	—	—	—	(5.6)

	47.8	30.6	93.4	55.6

Segment Profit	$12.5	$1.3	$22.0	$10.1

Comparison of the First Nine Months of 2010 to the First Nine Months of 2009
Segment Profit
     ASC’s segment profit for the first nine months of 2010 was $11.9 million higher than the prior year. The prior year results included the receipt of a $5.6 million litigation settlement. Excluding the impact of the litigation settlement, the increase from the prior year was primarily due to significantly higher freight volume and lower maintenance expense.
Gross Income
     Gross income increased $49.8 million, primarily due to significantly higher iron ore freight volume, higher freight rates and higher fuel surcharges (which are offset in operating expenses).
Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Maintenance costs decreased $2.0 million due to lower required vessel maintenance and repairs in 2010. Marine operating expenses increased $34.2 million, primarily due to increased shipping activity in 2010 and increased costs for fuel. Other costs in 2009 reflect the receipt of the litigation settlement.
Comparison of the Third Quarter of 2010 to the Third Quarter of 2009
Segment Profit
     ASC’s segment profit for the third quarter of 2010 was $11.2 million higher than the prior year, primarily due to significantly higher freight volume and lower maintenance expense.
Gross Income
     Gross income increased $28.6 million, primarily due to significantly higher iron ore freight volume, higher freight rates and higher fuel surcharges (which are offset in operating expenses).
Ownership Costs
     Ownership costs between the two periods were comparable.
Other Costs and Expenses
     Maintenance costs decreased $0.7 million due to lower required vessel maintenance and repairs in 2010. Marine operating expenses increased $17.9 million, primarily due to increased shipping activity in 2010 and increased costs for fuel.

Other
     Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Selling, general and administrative expenses	$31.0	$34.8	$97.3	$101.9
Unallocated interest expense, net	—	0.6	2.3	3.0
Other income and expense, including eliminations	(0.5)	(0.4)	(5.8)	(2.5)
Income taxes	7.2	7.6	18.5	26.5
     SG&A for the first nine months of 2010 was $4.6 million lower than the prior year and $3.8 million lower for the third quarter of 2010, primarily due to reduced spending across a number of functional areas. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) for the first nine months of 2010 was $0.7 million lower than the prior year period, and for the third quarter of 2010 was $0.6 million lower than the prior year period. These decreases were primarily due to the timing of debt issuances and investment spending in both years. Other income and expense for the first nine months of 2010 primarily reflects a $6.5 million benefit from the resolution of a litigation matter, partially offset by a $2.0 million addition to an environmental reserve related to a sold facility. Other income and expense for the first nine months of 2009 primarily consisted of the reversal of a non-income tax accrual.
Income Taxes
     GATX’s effective tax rate was 23% for the nine months ended September 30, 2010, compared to 31% for the nine months ended September 30, 2009. In the current year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates in the United Kingdom. In 2009, a change in the functional currency tax election of a foreign wholly-owned subsidiary resulted in the recognition of a $2.4 million deferred tax benefit. Excluding the effect of the tax benefits from each year, GATX’s effective tax rate for the first nine months of 2010 and 2009 was 30% and 33%, respectively. The difference between the 2010 and 2009 effective tax rates was driven by variability in the mix of domestic and foreign sourced pre-tax earnings, which is taxed at different rates.
Cash Flow and Liquidity
     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2010, GATX had unrestricted cash balances of $23.6 million.
     Net cash provided by operating activities for the first nine months of 2010 was $150.6 million, an increase of $18.6 million from the prior year. The increase was primarily driven by lower U.S. pension plan contributions and other changes in working capital, partially offset by lower lease income. Current year U.S. pension plan contributions were $14.4 million compared to $38.3 million in the prior year. Additionally, in the first quarter of 2010, GATX discovered a clerical error in the preparation of its Consolidated Statement of Cash Flows for the fourth quarter of 2009, resulting in a $13.1 million overstatement of net cash provided by operating activities for the year ending December 31, 2009. Management has determined that the effect of this error is immaterial to prior periods and adjusted its Consolidated Statement of Cash Flows in 2010 to correct this error.
     Portfolio investments and capital additions for the first nine months of 2010 totaled $244.5 million, a decrease of $132.0 million from the prior year. Rail and Specialty investments in 2010 were $181.5 million and $52.6 million, respectively, compared to $277.3 million and $85.9 million, respectively, in 2009. Specialty investments included scheduled repayments of loans to affiliates of $6.8 million in 2010 and $54.3 million in 2009.

     Portfolio proceeds for the first nine months of 2010 of $55.4 million were comparable to prior year. Proceeds from sales of other assets were $21.9 million for the first nine months of 2010 and $17.0 million for the first nine months of 2009 and primarily consisted of cash received from the scrapping of railcars. Other proceeds for the first nine months of 2009 consisted of $33.1 million received from the partial liquidation of a money market fund investment.
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
     Proceeds from the issuance of debt for the first nine months of 2010 were $259.1 million (net of hedges and debt issuance costs). Debt repayments of $298.0 million for the first nine months of 2010 primarily consisted of debt maturities and the repayment of convertible debt principal.
     In the first nine months of 2009, 2.8 million shares were repurchased for $55.1 million. These purchases were made under the Company’s $200 million share repurchase program and as of September 30, 2010, $68.6 million of authorization remains. There were no stock repurchases in the first nine months of 2010.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of September 30, 2010, availability under the facility was $525.5 million, with $15.0 million of commercial paper outstanding and $9.5 million of letters of credit issued, both of which are backed by the facility.
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of September 30, 2010, GATX was in compliance with all covenants and conditions of its credit agreements.
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). In August 2010, S&P lowered its credit rating on GATX’s long-term unsecured debt from BBB+ to BBB and revised GATX’s rating outlook from negative to stable. In September 2010, Moody’s maintained GATX’s credit rating at Baa1 and revised GATX’s rating outlook from negative to stable. GATX’s short-term unsecured debt ratings of A-2 by S&P and P-2 by Moody’s are unchanged.
Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the nine months ending September 30, 2010; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a summary of GATX’s policies.
Non-GAAP Financial Measures
     This report includes certain financial performance measures computed using non-GAAP components as defined by the SEC. As required under SEC rules, GATX has provided a reconciliation of these non-GAAP components to the most directly comparable GAAP components. Financial performance measures disclosed in this report are intended to provide additional insight into the historical operating results and financial position of the Company. Management uses these performance measures to assist in analyzing GATX’s financial performance from period to period and to establish criteria for compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — Management believes that the total of on and off balance sheet assets provides investors with a more meaningful representation of the assets deployed in GATX’s businesses.
Reconciliation of non-GAAP financial information (in millions):

	September 30	December 31	March 31	June 30	September 30
	2009	2009	2010	2010	2010
Consolidated On Balance Sheet Assets	$5,258.0	$5,206.4	$5,307.0	$5,083.0	$5,133.5
Off Balance Sheet Assets	1,008.4	1,016.1	942.9	944.1	982.9

Total On and Off Balance Sheet Assets	$6,266.4	$6,222.5	$6,249.9	$6,027.1	$6,116.4

Shareholders’ Equity	$1,112.2	$1,102.6	$1,096.2	$1,044.9	$1,098.6
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: October 27, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as block of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.