Form 10-K
period 2010-12-31
GATX CORP
filed 2011-02-23
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2010.

As of January 31, 2011, 46.4 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 11, 2011	PART III

GATX CORPORATION

2010 FORM 10-K

Item 1.	Business

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

At December 31, 2010, GATX had total assets of $6.4 billion, comprised largely of railcars, marine vessels and joint venture investments. This amount includes $1.0 billion of assets, primarily railcars that were leased-in under operating leases and were therefore not recorded on the balance sheet.

BUSINESS SEGMENTS

Rail

Rail and its affiliates lease tank cars, freight cars and locomotives in North America and Europe. Operating for over 110 years, Rail is a leader in the railcar leasing industry and controls one of the largest privately owned railcar fleets in the world. Rail established this position through sourcing railcars from manufacturers and making opportunistic purchases of railcar fleets in the secondary market.

At December 31, 2010, Rail had total assets of $5.3 billion, including $1.0 billion of off balance sheet assets. Rail’s customers are primarily comprised of shippers of chemical, petroleum and food products as well as railroads. Rail’s fleet consists of a broad and diverse selection of railcar types that are used to ship approximately 700 different commodities.

The following table provides information on some of the major railcar types that Rail leases to its customers and the commodities shipped in these railcars.

			Specialty	Gravity
	General Service	High Pressure	Covered	Covered
	Tank Cars	Tank Cars	Hoppers	Hoppers	Gondolas	Open Top Hoppers
Industries Served

	Chemical	Chemical	Plastics	Agriculture	Energy	Energy

	Petroleum	Petroleum	Food	Industrial	Construction	Construction

	Food		Industrial	Energy	Steel	Steel

	Agriculture		Energy	Construction	Waste/Recycling	Forest Products

					Forest Products	Waste/Recycling

Typical Commodities
	Biofuels	Liquefied Petroleum Gas (LPG)	High Density Polyethylene	Grain Products	Coal	Coal

	Caustic Soda	Vinyl Chloride Monomer (VCM)	Polyethylene Terephthalate (PET)	Solid Fertilizer	Petroleum Coke	Aggregates

	Petroleum	Polypropylene	Polyvinyl Chloride	Sand	Metallurgical Coke	Woodchips

	Phosphoric Acid	Anhydrous Ammonia	Sugar	Cement	Aggregates	Petroleum Coke

	Benzene		Flour	Fly Ash	Woodchips	Metallurgical Coke

	LPG		Cement	Roofing Granules	Industrial Minerals	Gravel

	Light Fuel Oil		Fly Ash	Minerals	Scrap Metal	Industrial Minerals

	Corn Syrup				Solid Waste	Taconite

Rail’s Worldwide Fleet	Rail’s Industries Served

132,000 Railcars as of 12/31/10	Based on 2010 Rail revenues

As of December 31, 2010, Rail’s worldwide fleet, comprised of wholly-owned and leased-in railcars, totaled approximately 132,000 railcars. These cars have depreciable lives of 30 to 38 years and an average age of approximately 16 years in North America and 23 years in Europe. Rail also had an ownership interest in approximately 33,000 railcars through investments in affiliated companies. Affiliate fleets consist primarily of freight and intermodal railcars and include approximately 5,300 railcars that GATX also manages. In addition, Rail manages approximately 2,600 railcars for third-party owners. The following table sets forth Rail’s fleet data as of December 31, 2010:

	Tank	Freight		Affiliate	Managed		Loco-
	Railcars	Railcars	Total Fleet	Railcars	Railcars	Total Railcars	motives

North America	58,409	52,980	111,389	7,751	1,845	120,985	550
Europe	20,223	209	20,432	25,160	749	46,341	—

	78,632	53,189	131,821	32,911	2,594	167,326	550

Rail primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars under which the lessee is responsible for maintenance, insurance and taxes. Rail has a large and diverse customer base, serving approximately 900 customers. In 2010, no single customer accounted for more than 3.2% of Rail’s total lease income, and the top ten customers combined accounted for approximately 21% of Rail’s total lease income.

North America

In North America, Rail leases new railcars for terms that generally range from three to ten years, with renewals of existing leases generally ranging from one to five years. The average remaining lease term of the North American fleet was 4 years as of December 31, 2010. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, American Railcar Leasing, CIT Group Inc., Trinity Leasing, and First Union Rail. Rail competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., FreightCar America, National Steel Car Ltd. and The Greenbrier Companies. In addition, Rail acquires portfolios or fleets of complementary railcars in the secondary market.

Rail’s North American operations also include a locomotive leasing business, which consists of 550 locomotives, 81% of which are four-axle and 19% are six-axle. Additionally, Rail manages 64 locomotives for an affiliate and 45 locomotives for a third party. Four-axle locomotives have not been manufactured in any material quantity since the mid-1980s but continue to be in demand by railroads and shippers. As a result, with periodic refurbishment, the four-axle fleet is expected to continue to be marketable and yield attractive returns. Rail’s locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Locomotive leases are typically net leases and terms vary from month-to-month to 16 years. As of December 31, 2010, the average remaining lease term of Rail’s locomotive fleet was 2 years. Rail’s major competitors in locomotive leasing are Helm Financial Corporation, CIT Group, Inc., Relco Locomotives, Inc. and National Railway Equipment Corporation. Competitive factors in the market include equipment condition, availability, customer service and pricing.

North American Maintenance

The majority of Rail’s leases are full-service contracts under which Rail maintains the railcars. Rail operates an extensive network of service facilities across North America that perform repair, maintenance, modification and regulatory compliance work on the fleet. This maintenance organization is dedicated to performing timely, efficient and high quality repair services. Maintenance services include interior cleaning of railcars, general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, regulatory compliance work is conducted while cars are in the service centers for customer-directed repairs, thereby minimizing the amount of time the car is out of service. Rail’s maintenance network consists of:

•	Seven major service centers. These full-service facilities can complete virtually any repair or modification project.

•	Six customer-dedicated sites operating solely within specific customer facilities. Services offered at these sites are tailored to the needs of the particular customers’ fleets.

•	Four “Fast Track” locations, all operating in the United States. Fast Track locations are smaller in size and scale than major service centers, primarily focusing on routine cleaning, repair and regulatory compliance services.

•	Twenty mobile repair units. These repair trucks are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

Rail’s maintenance network is supplemented by a number of third-party service centers that adhere to GATX’s quality standards. In certain cases, third-party repair services are utilized via fixed-capacity contracts under which GATX has secured access to repair capacity. In 2010, third-party service centers accounted for approximately 49% of Rail’s North American service center maintenance costs (excluding the cost of repairs performed by railroads). In 2010, an aggregate of 85,000 service events, including multiple independent service events for the same car, were performed at GATX-owned and third-party service centers.

Europe

Rail’s European operations consist of its wholly-owned subsidiaries in Germany, Austria and Poland. Rail leases standard gauge railcars to customers throughout Europe. Rail’s European customer base includes petroleum refining, chemical manufacturing, transportation, freight forwarding and railway companies. In Europe, Rail acquires new railcars primarily from the IRS Group. Rail Europe has purchase commitments to acquire 497 newly manufactured railcars in 2011 and options for up to 1,450 additional railcars through 2013. Rail Europe also assembles several hundred tank cars each year at its Ostroda, Poland service center. Lease terms for Rail’s European fleet generally range from one to seven years and at December 31, 2010, the average remaining lease term of the fleet was two years. Rail operates two service centers in Europe that perform significant repairs and regulatory compliance work for owned railcars. The owned service centers are supplemented by a number of third-party contract repair facilities, which in 2010 accounted for approximately 52% of Rail’s European fleet repair costs. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail’s primary competitors in Europe are VTG Aktiengesellschaft, Ermewa, CTL Logistics Group, Wascosa, and PCC Rail Group.

Rail Affiliates

Rail has three notable investments in affiliated companies: a 37.5% interest in AAE Cargo AG (“AAE”), a 12.5% interest in Adler Funding LLC (“Adler”) and a 50% interest in Southern Capital Corporation (“SCC”).

AAE is a Switzerland-based railcar lessor that as of December 31, 2010, owned approximately 25,200 freight cars, comprised of 14,959 intermodal cars (59%), 4,396 covered cars (18%) and 5,805 other freight car types (23%), with an average age of 10 years. AAE’s customer base consists of various railways throughout Europe as well as private operators. As of December 31, 2010, the average remaining lease term of AAE railcars was approximately 2 years.

Adler was formed in 2010 as a partnership among GATX and three financial institutions. Upon formation, Adler acquired 5,352 railcars consisting primarily of general purpose freight cars with an average build date of 2003. Additionally, GATX has entered into a management services agreement with Adler under which GATX acts as the primary manager for the Adler Fleet. As compensation for its services, GATX receives a base service fee and a performance based sales fee.

SCC is a joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls approximately 2,400 freight cars and 64 locomotives, the majority of which are on lease to KCSR.

Specialty

Specialty provides financing, asset remarketing and asset management services to the marine and industrial equipment markets. Specialty offers operating leases, direct finance leases and secured loans, and extends its market reach through joint venture investments. Specialty seeks to invest in long-lived, widely used assets that are critical to the operations of its customers. Specialty’s assets as of December 31, 2010, including off balance sheet assets, totaled $744.4 million.

     Specialty Portfolio*

*includes off balance sheet

Targeted asset types for Specialty include:

— Marine	— Manufacturing Equipment
— Gas Compression Equipment	— Construction and Mining Equipment
— Power Generation Equipment	— Aircraft Spare Engines

Specialty’s principal competitors are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty’s ability to compete are equipment expertise, GATX’s relationships, relative cost of funds, and the availability of other financing alternatives to potential customers.

The following table sets forth the approximate net book values of Specialty’s owned and managed assets as of December 31 (in millions):

	On Balance	Off Balance	Total	Managed
	Sheet	Sheet	Assets	Assets

2010	$741.0	$3.4	$744.4	$241.9
2009	672.9	4.0	676.9	251.9
2008	648.2	4.7	652.9	285.9

Portfolio

Specialty’s wholly-owned portfolio consists primarily of investments in operating assets held for lease and finance leases totaling $377.4 million. Operating assets are diverse and include equipment used in gas compression, power generation, construction and mining, and marine vessels used in inland freight transportation in the United States. Operating assets have depreciable lives of 5 to 30 years. The majority of these assets are placed with customers under long-term leases, with expiration dates through 2021. Specialty typically remarkets assets at the end of their lease term, generating portfolio proceeds and often asset remarketing income.

Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has a high level of expertise. Specialty generates fee and residual sharing income through portfolio administration and remarketing of these assets. Specialty has also provided equipment residual value guarantees, which enable it to share in any residual asset value in excess of the guaranteed amount. As of December 31, 2010, Specialty was party to 6 such residual value guarantees totaling $13.8 million, which substantially expire in 2012.

Specialty Affiliates

Specialty has investments in affiliated companies with a net book value of $345.1 million as of December 31, 2010. Affiliate activities include aircraft spare engine leasing, shipping operations and gas compression equipment leasing. Specialty invests in joint ventures to expand its presence in key markets, expand geographically and diversify risks. Specialty’s joint venture partners are typically well established companies with extensive experience in their respective markets.

Rolls-Royce and Partners Finance (“RRPF”) is a collection of 50%-owned domestic and international joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. RRPF leases spare engines to Rolls-Royce plc and commercial airlines and owns one of the largest spare engine portfolios in the industry, comprised of approximately 350 Rolls-Royce and International Aero Engine aircraft engines. RRPF brings high levels of technical, financial and leasing expertise to the market.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50%-owned marine joint venture with IMC Holdings, a subsidiary of the IMC Pan Asia Alliance Group (“IMC”), a well established shipping enterprise with industry experience dating back to the early 1900s. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC’s other chemical tankers in support of the movement of organic and inorganic chemicals, along with vegetable and other oils, and biofuels from the Middle East to Asia, the U.S. and Europe.

Somargas Limited and Singco Gas Pte, Limited (“Singco”), respectively, are 35% and 50%-owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 94 year old Norwegian company primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil. Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 — 10,000 cubic meters (“cbm”) carrying capacity). The Somargas vessels operate in a pooling arrangement controlled by Skaugen, primarily transporting ethylene between the Middle East and Asia. Singco owns three liquid petroleum gas/ethylene/liquefied natural gas vessels (each with 10,000 cbm carrying capacity). One additional vessel is under construction and is expected to be delivered by the end of 2011. The Singco vessels operate in the same pool as the Somargas vessels.

Clipper Third Limited, Clipper Fourth Limited and Clipper Fourth APS (collectively the “Clipper Entities”), respectively, are 50%, 45% and 45%-owned joint ventures with Clipper Group Invest Ltd. (the “Clipper Group”). The Clipper Group is a leading international shipping consortium with over 35 years of experience in shipping. The Clipper Group operates a modern fleet of over 200 vessels, approximately 100 of which are partly or wholly-owned. The Clipper Entities fleet consists of two handysize vessels (each with 27,000 dwt carrying capacity) that support the worldwide movement of dry bulk products such as grain, cement, coal and steel and 14 handysize chemical parcel tankers (each with 10,000-15,000 dwt carrying capacity). These 16 vessels operate under pooling arrangements with the Clipper Group’s fleet in support of the worldwide movement of dry bulk commodities and organic, inorganic and specialty chemicals with a concentration in the Atlantic and Mediterranean trades.

Enerven Compression, LLC (“Enerven”) is a 45.6%-owned joint venture with ING Investment Management and Enerven management. Enerven provides natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third-party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). ECS offers rental and full-service leasing of gas compression equipment to producers, gas storage companies and midstream operators. The ECS portfolio consists of over 370 owned units in various sizes and configurations totaling approximately 193,000 horsepower. WESCO provides outsource operations and maintenance services to oil and gas producers and compression rental companies. It specializes in maintenance, turnkey repair projects, equipment rebuilds and parts sales.

ASC

ASC owns and operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities for a range of industrial customers. The primary commodities carried by ASC’s vessels are iron ore, coal, limestone aggregates and metallurgical limestone. End markets of these commodities include domestic auto manufacturing, electricity generation and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety has been the key to ASC’s success for over 100 years. ASC’s sailing season generally runs from April 1 through December 31; however, customer demand and weather conditions permitting, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2010, ASC’s fleet consisted of 18 vessels with a net book value of $232.3 million. Fifteen of the vessels are diesel powered, constructed in the 1970’s and early 1980’s, having an average age of 33 years and estimated useful lives of 65 years. The diesel vessels range in size from 635 feet to 1,004 feet long and maximum load capacities between 23,800 and 80,900 gross tons. The three remaining vessels are steam powered, built in the 1940’s and 1950’s, and have an estimated remaining useful life of nine years. The steamer vessels range in size from 690 to 767 feet and have maximum load capacities between 22,300 and 26,300 gross tons. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended use well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. ASC served 20 customers in 2010 with the top five customers comprising 76% of ASC’s total revenue.

ASC’s vessels operate pursuant to contractual commitments with customers to carry a stipulated range of freight volume each year. Committed volume may be supplemented with spot opportunities. In 2010, ASC carried 28.0 million net tons of cargo including both contracted volume and spot business. ASC’s customer portfolio has remained relatively stable over the past three years and includes a mix of companies in the steel production, power generation and construction industries. Seventeen of ASC’s vessels are available for service contract and spot business. ASC’s remaining vessel operates under a long-term time charter agreement that is scheduled to expire in 2015. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements. During periods of low demand (relative to ASC’s carrying capacity), ASC may choose not to operate certain vessels.

ASC’s primary competitors on the Great Lakes are Grand River Navigation, Great Lakes Fleet, Inc., Interlake Steamship Company, K & K Integrated Logistics, VanEnkevort Tug and Barge, and Upper Lakes Towing. ASC principally competes on the basis of service capabilities, customer relationships and price.

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

SEASONAL NATURE OF BUSINESS

ASC’s fleet is inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. Otherwise, seasonality is not considered significant to the operations of GATX and its subsidiaries taken as a whole.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. Segment concentrations, if material, are described above.

EMPLOYEES

As of December 31, 2010, GATX employed 1,947 persons, of whom 48% were covered by union contracts.

The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers (“USW”). Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the USW, as the case may be.

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

Some of GATX’s current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GATX is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which it operates. In particular, the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GATX may be responsible under CERCLA and other federal, state, local, and foreign statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2010, environmental costs were not material to GATX’s financial position, results of operations or cash flows. For further discussion, see Note 22 to the consolidated financial statements.

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

GATX is subject to a number of risks that investors should consider before investing in GATX’s securities. These risks include the factors described below as well as other information contained in this filing and GATX’s other filings with the U.S. Securities and Exchange Commission. If any of the events described below were to occur, GATX’s business, financial condition, results of operations and future growth prospects could suffer.

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

As a result of the weak economic conditions currently affecting the economy of the United States and other parts of the world, certain GATX customers have experienced declines in their operating and financial performance, which have, in turn, reduced demand for the assets and services GATX provides. Continued weakness in certain sectors of the economy also may make it more difficult for GATX to lease certain types of railcars that are returned either at the end of a lease term or as a result of a customer bankruptcy or default.

In many cases, demand for GATX’s assets is also dependent on customers’ desire to lease, rather than purchase assets. There are a number of items that factor into the customer’s decision to lease or purchase assets, such as tax and accounting considerations, interest rates and operational flexibility. GATX has no control over these external considerations, and changes in these factors, including potential changes to lease accounting rules, could negatively impact demand for its assets held for lease.

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

GATX’s profitability is largely dependent on its ability to maintain assets on lease at satisfactory rates and to re-lease or sell assets upon lease expiration. A number of factors can adversely affect asset utilization rates and lease rates, including, but not limited to, an economic downturn causing reduced demand, changes in customer behavior, excess capacity in the marketplace or other changes in supply or demand for such assets. Continued economic uncertainty or a decline in customer demand for GATX’s assets could cause customers to demand shorter lease terms and lower lease rates and could result in a decrease in the utilization rate for GATX’s assets and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms thereby resulting in an adverse impact on current or future revenues.

GATX’s access to newly-built railcars may be limited, and any long-term railcar purchase commitments could subject GATX to material operational and financial risks.

Unlike certain of its competitors in the railcar leasing market, GATX does not manufacture railcars. GATX’s ability to acquire newly-built railcars could be limited if the Company is unable to procure railcars from manufacturers on competitive terms.

In order to obtain committed access to a supply of newly-built railcars on competitive terms, GATX may enter into long-term supply agreements with manufacturers to purchase significant numbers of newly-built railcars over a multi-year period. The Company’s purchase commitments under these long-term agreements generally are not subject to cancellation or material reduction by GATX. If economic conditions weaken during the term of a long-term supply agreement, GATX may be required to continue to accept delivery of, and pay for, new railcars at times when it is difficult for the Company to place the railcars with customers and the Company’s financing costs may be unattractively high.

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

Deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in credit ratings may limit the ability of GATX to secure financing and may increase its borrowing costs.

GATX relies, in part, upon banks and capital markets to fund its operations and contractual commitments, including the issuance of long-term debt instruments and commercial paper. In recent years, these markets have exhibited unprecedented volatility and access to capital, particularly in the unsecured debt markets, was significantly constrained for some borrowers for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include GATX’s financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor’s and Moody’s Investor Service. If GATX is unable to secure financing on acceptable terms, the Company’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds, may not be adequate to fund its operations and contractual commitments.

Changes in laws, rules or regulations, or actions by authorities under existing laws, rules or regulations, could negatively affect GATX’s business and profitability.

GATX’s rail and marine operations are subject to various laws, rules and regulations administered by authorities in jurisdictions where GATX and its subsidiaries do business. In the United States, GATX’s rail operations are subject to regulation by various federal and state agencies, including the U.S. Department of Transportation, and railcar operations are also affected by regulations adopted by the Association of American Railroads. These agencies establish rules and regulations for the rail industry, including mechanical, maintenance and safety standards. Similarly, ASC’s operations are subject to regulation by various federal and state agencies, including the U.S. Coast Guard and the U.S. Environmental Protection Agency which establish rules and regulations relating to emissions, ballast discharges and other environmental and operational matters. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. In addition, operations of GATX’s foreign subsidiaries are subject to the jurisdiction of authorities in countries where they do business. Future changes in any of these laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could restrict the use or reduce the economic value of GATX’s assets, including loss of revenue, or cause GATX to incur significant expenditures to comply, thereby increasing operating expenses. Certain changes to laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could result in the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

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

GATX has significant financial exposure related to the performance of its aircraft engine leasing joint venture investments.

GATX and Rolls-Royce plc each own 50% of several joint ventures that lease spare jet engines to owners and operators of commercial aircraft (collectively, the “RRPF joint ventures”). As of December 31, 2010, GATX’s investment in these joint ventures was $156.1 million. Through its 50% ownership of the RRPF joint ventures, GATX is exposed to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. Further, the financial results of the RRPF joint ventures are heavily dependent on the performance of Rolls-Royce plc, which is both a major customer of, and a critical supplier of maintenance services to, the joint ventures. Rolls-Royce plc leases a significant number of spare engines from the joint ventures and also provides maintenance services on the engines leased by the RRPF joint ventures to Rolls-Royce plc and other customers of the joint ventures. The RRPF joint ventures are significant contributors to GATX’s consolidated segment profit. If the financial or operating performance of the RRPF joint ventures were to deteriorate, GATX’s results of operations and cash flows could be negatively affected.

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

Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GATX’s financial results. However, these benefits may be offset, in whole or in part, by increases in the costs for goods and services purchased by GATX, including salaries and wages, health care costs, supplies, utilities, and maintenance and repair services and materials. Significant increases in GATX’s cost of goods and services could adversely impact the Company’s financial performance. A period of prolonged deflation would have a negative impact on GATX from several perspectives, including lease rate pricing, residual values and asset remarketing opportunities. These negative impacts of deflation may be offset, in whole or in part, by decreases in the cost to GATX of goods and services, including those discussed herein.

Unfavorable conditions on the Great Lakes could impact normal business operations, which could result in increased costs and decreases in revenues.

The success of GATX’s ASC business segment is dependent upon its ability to operate efficiently on the Great Lakes. Severe weather conditions, including, but not limited to, high wind and ice formation, could cause significant business interruptions or shortened sailing seasons. Additionally, low water levels and vessel draft restrictions in certain harbors or canals may restrict the volume that may be transported in ASC’s vessels on a per trip basis. These conditions could negatively impact GATX’s results of operations due to increased operating costs or decreased revenues.

Many of GATX’s employees are represented by unions, and the failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher labor costs.

A significant portion of GATX’s employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, including wages, health and welfare benefits, work rules and other issues. Historically, the Company and its unions have been successful in negotiating acceptable agreements without the occurrence of material work stoppages. However, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, business disruptions and increased operating costs due to higher wages or benefits paid to union workers, any of which could have an adverse effect on the Company’s financial position, results of operations or cash flows.

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
Doylestown, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Toronto, Ontario
Montreal, Quebec
Vienna, Austria
Dusseldorf, Germany
Leipzig, Germany
Hamburg, Germany
Mexico City, Mexico
Warsaw, Poland
New Delhi, India

Major Service Centers
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Montreal, Quebec
Moose Jaw, Saskatchewan
Hannover, Germany
Ostroda, Poland

Customer Site Locations
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Yazoo City, Mississippi
Gdansk, Poland
Plock, Poland

Fast Track Service Centers
East Chicago, Indiana
Terre Haute, Indiana
Kansas City, Kansas
Plantersville, Texas

Mobile Service Units
Mobile, Alabama
Tampa, Florida
Gray, Georgia
Hammond, Indiana
Sioux City, Iowa
Donaldsonville, Louisiana
Camp Minden, Louisiana
Lake Charles, Louisiana
Morris, Kansas
Columbia, New Jersey
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

Item 4.	[Removed and Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

		Position
		Held
Name	Offices Held	Since	Age

Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	51
Robert C. Lyons	Senior Vice President and Chief Financial Officer	2007	47
James F. Earl	Executive Vice President and Chief Operating Officer	2006	54
Deborah A. Golden	Senior Vice President, General Counsel and Secretary	2007	56
Mary K. Lawler	Senior Vice President, Human Resources	2008	45
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	51
William J. Hasek	Senior Vice President and Treasurer	2007	54
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	41
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	56
Clifford J. Porzenheim	Senior Vice President, Strategic Growth	2007	47

•	Mr. Kenney has served as Chairman and Chief Executive Officer since 2005. Previously, Mr. Kenney served as President from 2004 to 2005, Senior Vice President and Chief Financial Officer from 2002 to 2004, Vice President and Chief Financial Officer from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•	Mr. Lyons has served as Senior Vice President and Chief Financial Officer since 2007. Previously, Mr. Lyons served as Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•	Mr. Earl has served as Executive Vice President and Chief Operating Officer since 2006. Previously, Mr. Earl served as Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•	Ms. Golden has served as Senior Vice President, General Counsel and Secretary since 2007. Ms. Golden joined GATX in 2006 as Vice President, General Counsel and Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel of Midwest Generation, LLC from 2004 to 2005, Deputy General Counsel, State of Illinois, Office of the Governor from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc. from 1997 to 2001.

•	Ms. Lawler has served as Senior Vice President, Human Resources since 2008. Prior to joining GATX, Ms. Lawler served as Senior Vice President, Operations of Newsday, a Tribune Publishing Company. She joined Tribune Company in 1997 as Human Resources Counsel.

•	Mr. Muckian has served as Senior Vice President, Controller and Chief Accounting Officer since 2007. Previously, Mr. Muckian served as Vice President, Controller and Chief Accounting Officer from 2002 to 2007, Controller and Chief Accounting Officer from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•	Mr. Hasek has served as Senior Vice President and Treasurer since 2007. Previously, Mr. Hasek served as Vice President and Treasurer from 2002 to 2007, Treasurer from 1999 to 2001, Director of Financial Analysis and Budgeting from 1997 to 1999, and Manager of Corporate Finance from 1995 to 1997.

•	Mr. Brooks has served as Senior Vice President and Chief Information Officer since 2008. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

•	Mr. Glenn has served as Senior Vice President, Portfolio Management since 2007. Previously, Mr. Glenn served as Vice President, Portfolio Management from 2006 to 2007 and as a GATX Corporation Vice President since 2004 and Executive Vice President of Specialty since 2003. Prior to that, Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and in a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

•	Mr. Porzenheim has served as Senior Vice President, Strategic Growth since 2007. Previously, Mr. Porzenheim served as Vice President, Strategic Growth from 2006 to 2007, Senior Vice President, Rail Fleet Management and Marketing from 2002 to 2006, Vice President of Corporate Strategy from 1999 to 2002 and Director of Corporate Development from 1996 to 1999.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common shareholders of record as of January 31, 2011, was 2,581. The following table shows the reported high and low sales price of GATX common shares on the New York Stock Exchange, which is the principal market for GATX shares, and the dividends declared per share:

					2010	2009
	2010	2010	2009	2009	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared

First quarter	$30.00	$25.68	$33.25	$13.63	$0.28	$0.28
Second quarter	35.75	25.76	31.29	19.52	0.28	0.28
Third quarter	30.08	25.40	30.71	23.30	0.28	0.28
Fourth quarter	36.93	28.49	30.68	26.21	0.28	0.28

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

The Performance Graph sets forth a comparison of the cumulative total shareholder return on the Company’s common stock during the five-year period ending December 31, 2010, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”) and the Standard & Poor’s MidCap 400 Index (“MidCap 400”) during the same period. The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the Mid-Cap 400, which is comprised of companies with market capitalizations similar to GATX. The Performance Graph assumes $100 was invested in GATX common stock and each of the indices on December 31, 2005, and all dividends were reinvested.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

GATX	$122.42	$106.35	$92.92	$89.62	$113.47
S&P 500	115.61	121.95	77.38	97.44	111.89
MidCap 400	110.26	119.06	76.30	104.45	132.01

Item 6.	Selected Financial Data

	Year Ended or at December 31
	2010	2009	2008	2007	2006
		In millions, except per share data

Results of Operations
Gross income	$1,204.9	$1,153.9	$1,443.1	$1,346.0	$1,229.1
Income from continuing operations	80.8	81.4	194.8	183.8	147.3
Per Share Data
Basic:
Income from continuing operations	$1.75	$1.74	$4.09	$3.69	$2.89
Income (loss) from discontinued operations	—	—	—	0.36	(0.77)

Total	$1.75	$1.74	$4.09	$4.05	$2.12

Average number of common shares	46.1	46.6	47.6	49.9	51.0
Diluted:
Income from continuing operations	$1.72	$1.70	$3.88	$3.43	$2.64
Income (loss) from discontinued operations	—	—	—	0.33	(0.63)

Total	$1.72	$1.70	$3.88	$3.76	$2.01

Average number of common shares and common share equivalents	47.0	48.8	51.0	55.4	62.1
Dividends declared per share of common stock	$1.12	$1.12	$1.08	$0.96	$0.84

Financial Condition
Assets	$5,442.4	$5,206.4	$5,190.5	$4,723.2	$4,646.6
Debt and capital lease obligations	3,176.5	2,912.8	2,809.3	2,358.2	2,210.1
Shareholders’ equity	1,113.7	1,102.6	1,124.5	1,149.0	1,169.2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General information and characteristics of GATX Corporation (“GATX” or the “Company”), including reporting segments, is included in Item 1, “Business”, of this document.

The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in the “Risk Factors” section of Part I of this document. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

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

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2010	2009	2008
	(In millions, except per share data)

Gross Income
Rail	$904.2	$906.3	$1,015.2
Specialty	108.0	113.8	159.4
ASC	189.6	132.7	271.5

Total segment gross income	1,201.8	1,152.8	1,446.1
Other	3.1	1.1	(3.0)

Consolidated Gross Income	$1,204.9	$1,153.9	$1,443.1

Segment Profit
Rail	$150.6	$169.1	$309.5
Specialty	48.7	51.6	105.9
ASC	28.6	16.1	26.2

Total Segment Profit	227.9	236.8	441.6
Less:
Selling, general and administrative expenses	134.8	127.8	168.9
Unallocated interest expense, net	3.5	3.0	1.8
Other income and expense, including eliminations	(7.8)	(1.9)	3.3
Income taxes	16.6	26.5	72.8

Consolidated Net Income	$80.8	$81.4	$194.8

Basic earnings per share	$1.75	$1.74	$4.09
Diluted earnings per share	$1.72	$1.70	$3.88
Dividends declared per common share	$1.12	$1.12	$1.08
Investment Volume(a)	$585.1	$480.4	$781.1
Net income, excluding tax benefits and other items	$74.6	$94.7	$174.9
Diluted earnings per share, excluding tax benefits and other items	$1.59	$1.97	$3.49

(a)	Reflects portfolio investments and capital additions and, in 2008, includes the assumption of $188.0 million of related debt.

Financial Performance Measures

The following table presents certain financial performance measures for the Company for the years ended December 31:

	2010	2009	2008

Return on equity (“ROE”)	7.3%	7.3%	17.1%
ROE, excluding tax benefits and other items	6.7%	8.5%	15.4%

2010 Summary

•	Net income for 2010 was $80.8 million, or $1.72 per diluted share, compared to $81.4 million, or $1.70 per diluted share for 2009. Results for 2010 included unrealized losses of $10.4 million ($9.3 million after-tax), representing the change in the fair value of certain interest rate swaps at GATX’s European rail affiliate, AAE Cargo A.G. (“AAE”), $6.5 million ($4.1 million after-tax) from the favorable resolution of a litigation matter and $11.4 million of tax benefits. Results for 2009 included $24.4 million ($20.7 million after-tax) of unrealized losses on the AAE interest rate swaps and $7.4 million of realized foreign tax credits. Results for 2008 included a benefit of $6.8 million from the reversal of tax reserves, a $12.0 million ($9.8 million after-tax) gain on the sale of an office building, the reversal of $8.2 million ($6.6 million after-tax) of environmental reserves and $3.7 million ($3.3 million after-tax) of unrealized losses on the aforementioned AAE interest rate swaps. The items for each year noted herein are referred to throughout this Item 7 as “tax benefits and other items”.

•	Excluding the impact of the tax benefits and other items from all years, net income in 2010 was $74.6 million, a decrease of 21.2% or $20.1 million from 2009. The decrease was primarily driven by lower lease income at Rail and higher selling, general and administrative expenses (“SG&A”), partially offset by a higher income contribution from ASC. The decrease in 2009 compared to 2008 was primarily due to lower gross income and higher ownership and maintenance expenses at Rail, lower affiliate income at Specialty and a significantly lower income contribution from ASC, partially offset by lower SG&A.

•	Total investment volume was $585.1 million in 2010, compared to $480.4 million in 2009 and $781.1 million in 2008.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and GATX’s share of affiliates’ earnings attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.

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

Rail

Segment Summary

Operating conditions in Rail’s markets, while slightly better than anticipated entering 2010, continued to be challenging throughout the year. As expected, segment profit was lower compared to the prior year. In particular, pressure on lease rates and railcar demand in North America led to sharply lower lease income. Rail entered the year with leases expiring on approximately 17,000 railcars, the majority of which were successfully renewed. However, the average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) decreased 15.8% from the average expiring rate, compared to a decrease of 11.0% in 2009 and an increase of 5.2% in 2008. Lease terms on renewals for cars in the LPI averaged 35 months in 2010, compared to 41 months in 2009 and 63 months in 2008. The reduced term on lease renewals in 2010 was due in part to Rail’s continued strategy to shorten term where possible, in anticipation of improved pricing as markets recover. Utilization, after trending downward in 2009 to 95.9%, improved to 97.4% at year end 2010.

Rail’s wholly-owned European tank car fleet, which has a high concentration of cars deployed in the petroleum market, exhibited relatively stable pricing and demand in 2010. The number of cars on lease showed a modest increase, and utilization at year end was 95.7%, compared to 94.7% at the end of 2009. AAE continued to experience significant pressure on fleet utilization due to lower demand for intermodal freight cars, which comprise the bulk of AAE’s fleet. During the latter part of 2010, AAE began to experience improving market fundamentals.

Results in 2010 included a modest increase in remarketing income reflective of a gradual improvement in the secondary market for rail equipment. Rail also benefited from higher scrapping gains (included in other income) attributable to an increase in the price of scrap steel.

Absolute lease rates are improving but are still well below the levels achieved prior to the economic downturn. Leases covering approximately 21,000 cars in North America are scheduled to expire in 2011, many of which were priced in a higher lease rate environment. The resulting rollover impact of renewals completed in 2009-10 as well those scheduled in 2011 will negatively impact Rail’s lease income in the near term.

In this recovering economic environment, Rail will focus on lease pricing improvement and asset remarketing. Additionally, Rail is well positioned to pursue investment opportunities to grow its asset base. Successful execution on these initiatives combined with continued market improvements are expected to enhance Rail’s long-term performance.

Rail’s segment results are summarized below (in millions):

	Years Ended December 31
	2010	2009	2008

Gross Income
Lease income	$813.3	$844.5	$872.5
Asset remarketing income	17.4	14.0	31.3
Other income	72.3	57.9	93.6

Revenues	903.0	916.4	997.4
Affiliate earnings	1.2	(10.1)	17.8

	904.2	906.3	1,015.2
Ownership Costs
Depreciation	188.8	189.1	178.4
Interest expense, net	127.1	128.7	118.1
Operating lease expense	139.1	135.5	143.5

	455.0	453.3	440.0
Other Costs and Expenses
Maintenance expense	254.1	253.1	239.5
Other costs	44.5	30.8	26.2

	298.6	283.9	265.7

Segment Profit	$150.6	$169.1	$309.5

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

Rail’s Fleet Data

The following table summarizes fleet activity for Rail’s North American railcars for the years indicated:

	2010	2009	2008

Beginning balance	110,870	112,976	112,445
Cars added	5,448	3,227	7,542
Cars scrapped	(3,539)	(4,231)	(4,151)
Cars sold	(1,390)	(1,102)	(2,860)

Ending balance	111,389	110,870	112,976
Utilization rate at year end	97.4%	95.9%	97.9%
Active railcars at year end	108,447	106,325	110,581
Average active railcars	105,483	107,628	108,479

The following table summarizes fleet activity for Rail’s European railcars for the years indicated:

	2010	2009	2008

Beginning balance	20,033	19,724	19,435
Cars added	662	505	397
Cars scrapped or sold	(263)	(196)	(108)

Ending balance	20,432	20,033	19,724
Utilization rate at year end	95.7%	94.7%	97.1%
Active railcars at year end	19,554	18,973	19,160
Average active railcars	19,249	19,080	19,040

The following table summarizes fleet activity for Rail’s North American locomotives for the years indicated:

	2010	2009	2008

Beginning balance	529	561	566
Locomotives added	21	1	—
Locomotives scrapped or sold	—	(33)	(5)

Ending balance	550	529	561
Utilization rate at year end	97.6%	89.8%	96.6%
Active locomotives at year end	537	475	542
Average active locomotives	516	482	534

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2010	2009	2008

North American railcars	$637.2	$669.6	$683.8
European railcars	141.8	142.8	153.7
Locomotives	34.3	32.1	35.0

	$813.3	$844.5	$872.5

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

Rail’s segment profit was $150.6 million in 2010 compared to $169.1 million in 2009. The 2010 results included $10.4 million of unrealized losses due to changes in the fair value of the AAE interest rate swaps, compared to $24.4 million of unrealized losses in 2009. Excluding the impact of these items from both years, the unfavorable current year variance of $32.5 million was primarily due to lower lease income in North America.

Gross Income

Gross income for 2010 was $2.1 million lower than the prior year. The variance was significantly impacted by a $31.2 million decrease in lease income, partially offset by a $14.0 million decrease in unrealized losses on the AAE interest rate swaps. Lease income in North America decreased $32.4 million, primarily due to fewer cars on lease and the impact of lower renewal lease rates. On average during 2010, there were approximately 2,100 fewer railcars on lease as compared to 2009, primarily due to lease-end returns. Current year active cars include a portfolio acquisition of 2,535 cars completed in November. In Europe, a $1.0 million decrease in lease income was largely driven by the foreign exchange effect of a stronger U.S. dollar, partially offset by higher lease rates and an average of 169 more cars on lease. In 2010, locomotives contributed $2.2 million in additional lease income due to more locomotives on lease. Asset remarketing income increased $3.4 million due to increased railcar sales in the current year. Other income was $14.4 million higher, driven by higher scrapping gains, an end of lease settlement and higher mileage revenue, which is partially offset in other costs. Excluding the impact of the unrealized losses on the AAE interest rate swaps from both years, affiliates’ earnings decreased $2.7 million, primarily due to lower operating results at AAE attributable to lower lease revenues, partially offset by an asset remarketing gain at another affiliate.

AAE holds multiple derivative instruments intended to hedge interest rate risk associated with forecasted floating rate debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized losses recognized were primarily driven by declines in benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.

Ownership Costs

Ownership costs in 2010 were comparable to 2009. The mix of ownership costs was impacted by a sale and lease-back of railcars in each year.

Other Costs and Expenses

Maintenance expense increased $1.0 million in 2010, net of a $0.5 million favorable foreign exchange effect of a stronger U.S. dollar. Maintenance expense in North America decreased $3.3 million, primarily due to lower program and railroad repairs, largely offset by higher base fleet repairs. Excluding the currency impact, maintenance expense in Europe increased $4.8 million, primarily due to higher volume of underframe revisions, higher material costs and the absence of a prior year warranty settlement, partially offset by lower costs for replacement wheelsets. GATX’s European rail operations have undertaken a multi-year wheelset replacement program in response to industry and regulatory changes. Although the majority of the costs incurred under this program are capitalized, it is causing car volumes at repair shops to be much higher than normal. Additionally, other maintenance and repairs are performed on these cars while they are in the shop, resulting in higher maintenance expenses. In 2010, capitalized costs relating to replaced wheelsets were $27.6 million.

Other costs in 2010 were $13.7 million higher than the prior year. In 2009, a net $2.5 million benefit was recorded upon the restructuring of a lease contract with a customer that declared bankruptcy and a $3.9 million insurance recovery was received related to a fire at a GATX repair facility in Europe. In the current year, higher storage fees, asset impairment charges and net remeasurement losses on non-functional currency denominated assets and liabilities also contributed to the increase. Asset impairments in the current year primarily consisted of a $4.8 million charge in North America resulting from an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

Rail’s segment profit of $169.1 million in 2009 decreased 45.4% or $140.4 million from 2008. The 2009 results included $24.4 million of unrealized losses due to changes in the fair value of the AAE interest rate swaps. Results for 2008 included a $12.0 million gain on the sale of an office building and the reversal of $8.2 million of reserves due to the settlement of an environmental liability, both in Europe, and $3.7 million of unrealized losses on the AAE interest rate swaps. Excluding the impact of these items from both years, the unfavorable variance of $99.5 million was primarily due to lower lease, scrapping and remarketing income and higher ownership and maintenance costs.

Gross Income

Gross income for 2009 was $108.9 million lower than 2008. The decrease was significantly impacted by a $20.7 million increase in unrealized losses on the AAE interest rate swaps, a $19.7 million decrease in scrapping gains and the absence of a $12.0 million gain on the sale of an office building in Europe recorded in 2008. Lease income in North America decreased $14.2 million, primarily due to rent reductions of $7.0 million on restructured leases resulting from customer bankruptcies and non-performing leases. Also, on average during 2009, there were approximately 850 fewer railcars on lease as compared to 2008, primarily due to lease-end returns. 2009 active cars include 3,650 cars acquired in December 2008 from Allco Finance Group Limited (“Allco”). In Europe, a $10.9 million decrease in lease income was largely driven by the foreign exchange effect of a stronger U.S. dollar, partially offset by higher lease rates and an average of 40 more cars on lease. Asset remarketing income decreased $17.3 million, primarily due to fewer asset sales in 2009. Other income was $35.7 million lower, primarily due to lower scrap income (driven by significantly lower steel prices) and the absence of a $12.0 million gain on the sale of an office building and a $2.8 million lease termination fee both recorded in 2008. Excluding the impact of the unrealized losses on the AAE interest rate swaps from both years, affiliates’ earnings decreased $7.2 million, primarily due to lower operating results at AAE attributable to lower lease revenues largely driven by weak economic conditions.

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

Railcar Regulatory Issues

Consistent with recent changes in European railcar industry practices and regulatory directives announced after the June 29, 2009, accident in the city of Viareggio, Italy, GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries have implemented a modified wheelset maintenance and inspection program, which includes the installation of new wheelsets in certain cases. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will continue to incur higher maintenance expenses and capital costs over the next several years as implementation of the wheelset program proceeds. In the longer run, it is expected that the wheelset maintenance and inspection program will lead to higher depreciation expense, but lower maintenance costs, in the future related to capitalized wheelset improvements. The complete scope and cost of any potential future maintenance initiatives, in addition to those implemented as part of the modified wheelset maintenance and inspection program, are not fully known at this time. The Company does not currently expect that the costs associated with the modified wheelset maintenance and inspection program and other potential initiatives will be material to the Company’s financial position or liquidity. However, any such costs could have a material adverse effect on the results of operations in a particular quarter or fiscal year. See Note 22 for additional information.

Labor Agreements

The hourly employees at Rail’s three U.S. service centers are represented by the United Steelworkers (“USW”) and are operating under a collective bargaining agreement that is in effect through February 2013. Employees at three of Rail’s Canadian service centers are represented by the Communication, Energy and Paperworkers Union of Canada (“CEP”) under separate collective bargaining agreements. Two of the three agreements are in effect until January 2013 and January 2014 and the third agreement expired in January 2011 and is currently in negotiations.

The hourly employees at the fourth Canadian service center are represented by an independent employee association with a collective bargaining agreement scheduled to expire on December 2013.

Specialty

Segment Summary

Specialty’s total asset base, including off balance sheet assets, was $744.4 million at December 31, 2010, compared to $676.9 million at December 31, 2009, and $652.9 million at December 31, 2008. Investment volume in 2010 was $97.4 million compared to $119.5 million in 2009 and consisted of $27.9 million in joint ventures (including a scheduled principal payment of $6.8 million on a loan from an affiliate) and $69.0 million in industrial equipment. The estimated net book value equivalent of assets managed by Specialty for third parties was $241.9 million at December 31, 2010.

Specialty’s financial results declined in 2010 primarily due to lower asset remarketing income and affiliates’ earnings. Capital market volatility, while improved, continued to create downward pressure on certain asset prices, resulting in reduced asset remarketing opportunities. In addition, activity in the secondary markets for equipment types favored by Specialty was limited, which narrowed the range of acceptable investment opportunities. In 2011, Specialty will be focused on pursuing growth and capitalizing on select asset remarketing opportunities.

Affiliates’ earnings has historically been a significant contributor to Specialty’s segment income and that trend continued in 2010, however, at lower levels. While the Rolls-Royce affiliate continued to produce strong operating results, low demand and excess capacity in the international shipping markets led to downward pressure on charter rates and reduced volumes in most shipping sectors, negatively impacting results at the marine affiliates. While shipping markets have generally stabilized, a continued supply of newly-built vessels is entering the market, further pressuring charter rates. These conditions are expected to continue into 2011.

Specialty’s segment results are summarized below (in millions):

	Years Ended December 31
	2010	2009	2008

Gross Income
Lease income	$56.1	$56.5	$58.6
Asset remarketing income	14.0	15.8	23.3
Other income	1.0	2.4	4.7

Revenues	71.1	74.7	86.6
Affiliate earnings	36.9	39.1	72.8

	108.0	113.8	159.4
Ownership costs
Depreciation	17.5	18.6	17.1
Interest expense, net	28.2	26.8	19.0
Operating lease expense	1.4	1.4	2.0

	47.1	46.8	38.1
Other Costs and Expenses	12.2	15.4	15.4

Segment Profit	$48.7	$51.6	$105.9

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

Specialty’s segment profit of $48.7 million was $2.9 million lower than the prior year. The decrease was primarily due to lower affiliates’ earnings and asset remarketing income.

Gross Income

Lease income was comparable to the prior year. Asset remarketing income decreased $1.8 million from the prior year, primarily due to reduced secondary market activity. Other income decreased $1.4 million, primarily due to lower current period gains on sales of securities and lower fee income. Affiliates’ earnings decreased $2.2 million, primarily due to lower marine joint venture operating earnings and a vessel impairment charge, partially offset by higher asset remarketing income. Affiliate asset remarketing income was $5.4 million in 2010 compared to $2.8 million in 2009.

Ownership Costs

Ownership costs increased $0.3 million from the prior year, primarily due to interest expense from higher debt balances associated with current and prior year investments, largely offset by lower depreciation expense due to the net impact and timing of assets sold and new investments in each period.

Other Costs and Expenses

Other costs and expenses decreased $3.2 million from the prior year, primarily due to lower provisions for losses and asset impairment charges, partially offset by higher operating costs for pooled barges. Other operating expenses include net reversals of provisions of $1.5 million in 2010 compared to loss provisions of $3.7 million in 2009. Asset impairment charges in 2010 were $1.9 million compared to $2.7 million in 2009.

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

Specialty’s 2009 segment profit of $51.6 million was $54.3 million or 51.3% lower than 2008. The decrease was primarily due to significantly lower joint venture and asset remarketing income and higher interest expense.

Gross Income

Gross income decreased $45.6 million from 2008, primarily due to lower joint venture and asset remarketing income. Lease income decreased $2.1 million, primarily due to lower usage rents from pooled barges. Asset remarketing income decreased $7.5 million from 2008. The 2009 asset remarketing income consisted primarily of $11.1 million of residual sharing gains and 2008 included $11.4 million of residual sharing gains from the sale of assets in the managed portfolio and $7.1 million from the sale of marine equipment. Other income decreased $2.3 million, primarily due to $2.4 million of fees received in 2008 from the termination of residual value guarantee contracts. Affiliates’ earnings decreased $33.7 million, primarily due to a combination of factors in the marine joint ventures, including lower charter rates and shipping volumes attributable to the slowdown in the global economy and several out of service vessels undergoing unplanned repairs. Affiliates’ earnings also included $2.8 million of remarketing gains in 2009 compared to $10.3 million in 2008.

Ownership Costs

Ownership costs increased $8.7 million from 2008, primarily due to depreciation and interest expense related to investments made in 2008 and 2009, including the repayment of an affiliate shareholder loan in 2009.

Other Costs and Expenses

Other costs and expenses in 2009 were comparable to 2008 as higher provisions for losses and asset impairment charges were offset by lower pooled barge operating costs and a favorable difference in the fair value adjustment for warrants. Provisions for losses in 2009 were $3.7 million compared to $0.3 million in 2008 and asset impairment charges in 2009 were $2.7 million compared to $2.3 million in 2008.

ASC

Segment Summary

ASC’s markets improved from the severe downturn experienced in 2009 and shipping volumes increased significantly in 2010 driven by a recovery in steel manufacturing and increased demand for iron ore. During 2010, ASC deployed 13 vessels compared to 12 vessels in 2009. However, notwithstanding the gains achieved, volumes remain well below the levels realized prior to the economic decline. In addition, further near term growth in volumes will depend on the sustainability of the economic recovery, which is uncertain at this time. Anticipated volume in 2011 is expected to be similar to levels achieved in 2010 and ASC expects that 11 vessels will likely be put into service for the year. To manage winter maintenance costs, ASC will prepare vessels for service as customer volume commitments are finalized.

ASC’s segment results are summarized below (in millions):

	Years Ended December 31
	2010	2009	2008

Gross Income
Marine operating revenues	$185.3	$128.4	$267.1
Lease income	4.1	4.1	4.2
Other income	0.2	0.2	0.2

	189.6	132.7	271.5
Ownership Costs
Depreciation	10.7	10.0	13.2
Interest expense, net	8.3	9.0	9.6

	19.0	19.0	22.8
Other Costs and Expenses
Maintenance expense	12.9	15.9	17.4
Marine operating expense	129.1	87.2	201.8
Other costs	—	(5.5)	3.3

	142.0	97.6	222.5

Segment Profit	$28.6	$16.1	$26.2

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

ASC’s segment profit for 2010 was $12.5 million higher than the prior year, primarily due to significantly higher freight volume. Additionally, the prior year results included the receipt of a $5.6 million litigation settlement.

Gross Income

Gross income in 2010 increased $56.9 million from prior year, primarily due to higher freight volume and fuel surcharges (the effect of which is largely offset in operating costs). In accordance with certain contract provisions, ASC is able to recover a large portion of fuel cost increases from its customers. Total net tons carried in 2010 were 28.0 million, an increase of 6.8 million or 32% from 2009, with iron ore volume increasing 6.3 million net tons.

Ownership Costs

Ownership costs were comparable between the two periods.

Other Costs and Expenses

Maintenance costs were $3.0 million lower, primarily due to more effective management of winter maintenance in 2010. Marine operating expenses increased $41.9 million, primarily due to increased expenses associated with higher tonnage shipped and higher fuel prices, which are recoverable through fuel surcharges. Other costs in 2009 were favorably impacted by the aforementioned litigation settlement.

Comparison of Year Ended December 31, 2009, to Year Ended December 31, 2008

Segment Profit

ASC’s segment profit in 2009 decreased $10.1 million from 2008. The decrease was primarily due to significantly lower freight volume in 2009, partially offset by lower depreciation expense due to an increase in the estimated depreciable lives of certain of ASC’s vessels. Additionally, segment profit was impacted by a $5.6 million litigation recovery recorded in 2009 compared to a $3.3 million litigation loss recorded in 2008.

Gross Income

Gross income in 2009 decreased $138.8 million from 2008, primarily due to significantly lower freight volume and reduced fuel surcharges (the effect of which is largely offset in operating costs). Net tons carried in 2009 were 21.2 million compared to 35.7 million in 2008, with iron ore volume declining by 10.3 million, coal declining by 2.4 million and limestone declining by 2.0 million.

Ownership Costs

Ownership costs decreased $3.8 million, primarily due to $3.2 million lower depreciation expense resulting from an increase in the estimated useful lives of 12 of ASC’s 18 vessels.

Other Costs and Expenses

Maintenance costs were $1.5 million lower, primarily due to the deployment of fewer vessels into service. Marine operating expenses decreased $114.6 million, primarily due to reduced shipping activity in 2009. Other costs in 2009 included the receipt of a $5.6 million litigation settlement and, in 2008, included a $3.3 million litigation loss (including legal costs).

ASC Regulatory Issues

In 2009, the U.S. Coast Guard (“Coast Guard”) issued proposed ballast water treatment standards, to be implemented in two phases, for allowable concentrations of living organisms in ballast water discharged when transiting between all major U.S. ports, including those on the Great Lakes. The phase-one standard is based on the International Maritime Organization’s standard. Installations of phase-one treatment systems would be required by the first dry-docking after 2016 for ASC’s existing fleet and all new vessels after January 2012. Adoption of the phase-two standard is subject to a technical review to determine whether technology to achieve the standard can be practicably implemented. If implemented, the phase-two standard would be 1,000-times more stringent than the phase-one standard.

In January 2011, the Coast Guard announced that it expects to publish final rules in April 2011. If the final rules are implemented as proposed in 2009, they would significantly impact the operations of all Great Lakes carriers, including ASC, as the efficient operation of lake vessels requires the rapid discharge of large volumes of ballast water to minimize time spent in port. Currently, there are no rapid discharge systems capable of treating to the phase-one standard and no treatment systems of any kind capable of treating to the phase-two standard. ASC is working cooperatively with federal and state agencies as well as with members of the scientific community to find alternate means of achieving the proposed standards that can be tested and accepted by state and federal agencies prior to the proposed compliance dates.

Labor Agreements

The shipboard personnel at ASC belong to the American Maritime Officers (“AMO”), the Seafarers International Union (“SIU”) and the United Steelworkers, Local 5000 (“Local 5000”), as the case may be. ASC has agreements with the SIU and AMO that are effective through mid-2011. The collective bargaining agreement with Local 5000 expired in August 2009 and soon thereafter Local 5000 went on strike. In October 2009, Local 5000 and ASC reached a tentative bargaining agreement to settle the strike, but in November 2009 the tentative agreement was rejected by the union’s membership and the members remain on strike. Given decreased demand in 2010, ASC only operated two of the six vessels represented by Local 5000 and used temporary replacement workers to crew the vessels. ASC did not experience any material operating delays or constraints as a result of the strike and does not anticipate any material operating delays or constraints in the 2011 sailing season.

Other

Other is comprised of selling, general and administrative expenses, unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2010	2009	2008

Selling, general and administrative expenses	$134.8	$127.8	$168.9
Unallocated interest expense, net	3.5	3.0	1.8
Other income and expense, including eliminations	(7.8)	(1.9)	3.3
Income taxes	16.6	26.5	72.8
Effective income tax rate	17.1%	24.6%	27.2%

SG&A, Unallocated Interest and Other

In 2010, SG&A of $134.8 million increased $7.0 million or 5.5% from 2009. The increase was driven by higher compensation, outside legal and consulting expenses, partially offset by the effects of foreign exchange. In 2009, SG&A decreased $41.1 million from 2008, primarily due to a $22.6 million reduction in compensation expense and the absence of $5.2 million of business development expenses and a $2.3 million impairment charge associated with a terminated IT project, both of which were incurred in 2008.

Unallocated interest expense is the difference between external interest expense (net of interest income earned on certain cash balances) and amounts allocated to the reporting segments in accordance with assigned leverage targets. The amount of unallocated interest in any year is affected by the timing of debt issuances and investment fundings as well as the level of cash balances. Interest income included in unallocated interest expense was $0.1 million, $0.1 million and $0.6 million for 2010, 2009 and 2008, respectively.

Other income and expense in 2010 primarily reflects a $6.5 million benefit from the resolution of a litigation matter and a $1.7 million recovery on a previously impaired money market fund investment, partially offset by a $2.0 million addition to an environmental reserve related to a sold facility. Other income and expense in 2009 primarily consisted of the reversal of a non-income tax accrual, and in 2008 primarily consisted of a $3.8 million impairment loss on a money market fund investment, the net asset value of which fell below one dollar per share. Eliminations were immaterial for all periods presented.

Consolidated Income Taxes

GATX’s effective tax rate for 2010 was 17.1% compared to 24.6% in 2009 and 27.2% in 2008. In 2010, GATX’s effective tax rate included a $9.5 million benefit, primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates in the United Kingdom. In 2009, foreign tax credits of $7.4 million were recognized upon completion of an international tax strategy that included the repatriation of approximately $174 million in foreign earnings. The effective tax rate for 2008 included a deferred tax benefit of $6.8 million attributable to the expiration of the statute of limitations on a state income tax position taken in a prior year. Excluding the tax benefits noted herein, GATX’s effective tax rate was 28.8% in 2010, 31.5% in 2009 and 29.7% in 2008. Variability of GATX’s effective tax rate is driven in part by the mix of pre-tax income among domestic and foreign jurisdictions. See Note 12 to the consolidated financial statements for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Assets were $5.4 billion at December 31, 2010 compared to $5.2 billion at December 31, 2009. In addition to assets recorded on its balance sheet, GATX utilizes approximately $1.0 billion of other assets, primarily railcars, which are financed with operating leases and therefore are not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets by segment as of December 31 (in millions):

	2010			2009
	On	Off		On	Off
	Balance	Balance		Balance	Balance
	Sheet	Sheet	Total	Sheet	Sheet	Total

Rail	$4,292.4	$968.1	$5,260.5	$4,157.7	$1,012.1	$5,169.8
Specialty	741.0	3.4	744.4	672.9	4.0	676.9
ASC	271.3	—	271.3	269.2	—	269.2
Other	137.7	—	137.7	106.6	—	106.6

	$5,442.4	$971.5	$6,413.9	$5,206.4	$1,016.1	$6,222.5

Gross Receivables

Receivables of $418.8 million at December 31, 2010, which include leveraged leases net of nonrecourse debt, increased $40.4 million from December 31, 2009, primarily due to an increase in direct finances leases.

Allowance for Possible Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectable. As of December 31, 2010, the net book value of GATX’s investment in a non-performing leveraged lease was $16.7 million. There were no material changes in estimation methods or assumptions for the allowance during 2010. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2010. Since the allowance is based on judgments and estimates, it is possible actual losses incurred will differ from the estimate.

As of December 31, 2010, allowances for trade receivables were $2.2 million or 3.0% of rent and other receivables compared to $2.5 million or 3.6% at December 31, 2009. Specific allowances for finance leases were $9.4 million at December 31, 2010, compared to $10.9 million at December 31, 2009.

The following summarizes changes in GATX’s allowance for possible losses as of December 31 (in millions):

	2010	2009

Beginning balance	$13.4	$18.6
(Reversal) provision for losses	(1.1)	(3.2)
Charges to allowance	(1.1)	(2.2)
Recoveries and other, including foreign exchange adjustments	0.4	0.2

Ending balance	$11.6	$13.4

Operating Assets and Facilities

Net operating assets and facilities increased $100.5 million from 2009. The increase was primarily due to investments of $507.2 million, partially offset by dispositions of $134.7 million, depreciation of $217.0 million and $33.1 million due to foreign exchange rate effects.

Investments in Affiliated Companies

Investments in affiliated companies increased $33.9 million in 2010, primarily due to investments of $64.7 million and equity earnings of $38.1 million, partially offset by dividend and capital distributions of $54.7 million.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2010	2009

Rail	$141.0	$120.9
Specialty	345.1	331.3

	$486.1	$452.2

See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

Goodwill

In 2010 and 2009, changes in the balance of GATX’s goodwill, all of which is attributable to the Rail segment, resulted solely from changes in foreign currency exchange rates. GATX tested its goodwill for impairment in the fourth quarter of 2010 and no impairment was indicated. While GATX does not believe that the carrying value of goodwill is at risk of becoming impaired in future periods, an impairment could result if existing depressed market conditions continue for an extended period or otherwise worsen.

Debt

Total debt increased $263.7 million from the prior year, primarily due to debt issuances of $578.1 million and a net increase of $46.8 million in commercial paper and borrowings under bank credit facilities, partially offset by scheduled maturities and principal payments of $344.2 million.

The following table sets forth the details of GATX’s debt issuances in 2010:

Type of Debt	Term	Interest Rate	Principal Amount

Recourse Unsecured	5 Years	4.75% Fixed	$250	.0 million
Recourse Unsecured	6 Years	3.50% Fixed	$250	.0 million
Recourse Unsecured	8 Years	3.70% Fixed	$21	.4 million
Recourse Unsecured	8 Years	3.84% Fixed	$21	.4 million
Recourse Unsecured	2 Years	2.85% Floating(a)	$5	.4 million
Recourse Unsecured	1.5 Years	2.99% Floating(a)	$5	.4 million
Recourse Unsecured	5 Years	2.65% Floating(a)	$13	.4 million
Recourse Unsecured	5 Years	2.09% Floating(a)	$13	.4 million

(a)	Reflects interest rate at December 31, 2010

The following table summarizes the carrying value of GATX’s debt by major component, including off balance sheet debt, as of December 31, 2010 (in millions):

	Secured	Unsecured	Total

Commercial paper and borrowings under bank credit facilities	$—	$115.6	$115.6
Recourse debt	223.8	2,578.0	2,801.8
Nonrecourse debt	217.2	—	217.2
Capital lease obligations	41.9	—	41.9

Balance sheet debt	482.9	2,693.6	3,176.5
Recourse off balance sheet debt(a)	782.8	—	782.8
Nonrecourse off balance sheet debt(a)	188.7	—	188.7

	$1,454.4	$2,693.6	$4,148.0

(a)	Off balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off balance sheet assets.

Equity

Total equity increased $11.1 million from the prior year, primarily due to $80.8 million of net income, $9.7 million from effects of share based compensation and $5.1 million from the effects of post-retirement benefit plan adjustments, partially offset by $53.9 million of dividends and a $28.4 million foreign currency translation adjustment due to the balance sheet effects of a stronger U.S. dollar.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary materially from quarter to quarter and year to year. As of December 31, 2010, GATX had unrestricted cash balances of $78.5 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $242.1 million decreased $23.3 million compared to 2009. In the first quarter of 2010, GATX discovered a clerical error in the preparation of its Consolidated Statement of Cash Flows for the fourth quarter of 2009, resulting in a $13.1 million overstatement of net cash provided by operating activities for the year ending December 31, 2009. Management determined that the effect of this error was immaterial and adjusted its Consolidated Statement of Cash Flows in 2010 to correct this error. Excluding the effect of this error from both periods, cash from operations increased $2.9 million, primarily due to a $30.6 million decrease in contributions to GATX’s domestic funded pension plans and higher income from ASC, largely offset by lower Rail lease income and higher operating lease payments.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. During 2010, Rail acquired approximately 5,300 railcars in North America and 650 railcars in Europe, compared to approximately 3,800 total railcars in 2009. Additionally, in 2010 Rail invested $36.8 million in Adler Funding LLC, a new affiliate. Specialty investments in 2010 primarily consisted of $69.0 million in industrial equipment and $27.9 million in joint ventures (including scheduled principal payments of $6.8 million on a shareholder loan). Specialty investments in 2009 included $81.4 million in joint ventures (including scheduled principal payments of $55.4 million on a shareholder loan) and $33.4 million in industrial equipment. ASC investments primarily consisted of structural and mechanical upgrades to its vessels. Other investments primarily consisted of information technology expenditures that support GATX’s operations. The timing of investments is dependent on purchase commitments, transaction opportunities and market conditions.

The following table presents the cash component of portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2010	2009	2008

Rail(a)	$474.6	$345.3	$399.2
Specialty	97.4	119.5	163.3
ASC	9.0	7.2	7.6
Other	4.1	8.4	23.0

	$585.1	$480.4	$593.1

(a)	2008 excludes $188.0 million of assumed debt, which was a non-cash item.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates. Portfolio proceeds in 2008 were favorably impacted by high levels of asset remarketing proceeds.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2010	2009	2008

Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$12.6	$17.8	$13.8
Loan principal received	6.2	5.0	7.6
Proceeds from asset remarketing	47.3	44.5	128.4
Other investment distributions and sales of securities	0.1	0.5	0.9
Capital distributions from affiliates	18.1	0.1	5.4

	$84.3	$67.9	$156.1

Other Investing Activity

In 2010 and 2009, Rail completed sale-leasebacks for 947 and 597 railcars, respectively. In 2010, 2009 and 2008, Rail acquired 292, 571 and 3,628 previously leased-in railcars, respectively. Additionally, the 2008 acquisition included the assumption of $74.7 million of nonrecourse debt. Proceeds from sales of other assets primarily relate to the scrapping of railcars and in 2008 also include $22.2 million of proceeds from the sale of the office building in Europe. The increase in restricted cash in 2010 was primarily related to $30.5 million of contributions to two wholly-owned special purpose corporations that were formed in prior years to finance railcars on a structured, non-recourse basis. These one-time contributions were intended to reduce additional interest expense and penalties that might otherwise accrue under the terms of the applicable financing arrangements. Other investing activity in 2008 reflects the balance sheet reclassification of a money market fund investment that became illiquid when the per share net asset value fell below one dollar. Other investing activity in 2009 and 2010 consisted of distributions from this fund.

Other investing activity was as follows for the years ended December 31 (in millions):

	2010	2009	2008

Purchases of leased-in assets	$(5.3)	$(10.7)	$(70.1)
Proceeds from sales of other assets	30.4	25.4	61.9
Proceeds from sale-leaseback	79.0	45.7	—
Net (increase) decrease in restricted cash	(23.4)	7.9	3.6
Other	2.4	36.0	(42.1)

	$83.1	$104.3	$(46.7)

Net Cash provided by Financing Activities

Net cash provided by (used in) financing activities was as follows for the years ended December 31 (in millions):

	2010	2009	2008

Net proceeds from issuances of debt (original maturities longer than 90 days)	$573.8	$636.1	$583.0
Repayments of debt (original maturities longer than 90 days)	(344.2)	(480.8)	(210.4)
Net increase (decrease) in debt with original maturities of 90 days or less	46.8	(55.3)	(121.8)
Payments on capital lease obligations	(12.8)	(9.9)	(7.9)
Stock repurchases(a)	—	(55.1)	(76.5)
Employee exercises of stock options	2.5	—	7.4
Cash dividends	(53.5)	(53.6)	(51.7)
Derivative settlements	—	0.7	—

	$212.6	$(17.9)	$122.1

(a)	Stock repurchases were made under the $200 million GATX common stock repurchase program. 2.8 million shares and 2.1 million shares were repurchased in 2009 and 2008, respectively. There were no stock repurchases in 2010.

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

Principal sources and uses of cash were as follows for the years ended December 31 (in millions):

	2010	2009	2008

Principal sources of cash
Net cash provided by operating activities	$242.1	$265.4	$364.0
Portfolio proceeds	84.3	67.9	156.1
Other asset sales	30.4	25.4	61.9
Proceeds from sale-leaseback	79.0	45.7	—
Proceeds from issuance of debt, commercial paper and credit facilities	620.6	636.1	583.0

	$1,056.4	$1,040.5	$1,165.0

Principal uses of cash
Portfolio investments and capital additions	$(585.1)	$(480.4)	$(593.1)
Stock repurchases	—	(55.1)	(76.5)
Repayments of debt, commercial paper and credit facilities	(344.2)	(536.1)	(332.2)
Purchases of leased-in assets	(5.3)	(10.7)	(70.1)
Payments on capital lease obligations	(12.8)	(9.9)	(7.9)
Cash dividends	(53.5)	(53.6)	(51.7)

	$(1,000.9)	$(1,145.8)	$(1,131.5)

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2013.

Short-Term Borrowings

GATX primarily uses short-term borrowings as a source of working capital and to temporarily fund differences between operating cash flows and portfolio proceeds, and capital investments and debt maturities. GATX does not maintain or target any particular level of short-term borrowings on a permanent basis. Rather, short-term borrowings tend to follow a cyclical process of increasing over time until they are paid down using the proceeds from a long-term debt issuance and then the process begins again.

The following tables provide certain information regarding GATX’s short-term borrowings:

	2010
	North
	America(a)	Europe(a)

Balance as of December 31 (in millions)	$89.1	$26.5
Weighted average interest rate	0.5%	4.8%
Euro/Dollar exchange rate	n/a	1.3384
Average monthly amount outstanding during year (in millions)	$55.7	$41.1
Weighted average interest rate	0.4%	2.4%
Average Euro/Dollar exchange rate	n/a	1.3266
Average monthly amount outstanding during 4th quarter (in millions)	$87.5	$44.2
Weighted average interest rate	0.4%	3.1%
Average Euro/Dollar exchange rate	n/a	1.3589
Maximum month-end amount outstanding ($ in millions)	$202.5	$64.9
Euro/Dollar exchange rate	n/a	1.3947

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S. Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

GATX has a $550 million unsecured revolving credit facility in the U.S. that matures in May 2012. At December 31, 2010, availability under this facility was $450.6 million, with $89.1 million of commercial paper outstanding and $10.3 million of letters of credit issued, both of which are backed by the facility. GATX also has unsecured lines of credit in Europe totaling $107.1 million. At December 31, 2010, availability under these lines of credit was $72.5 million.

Restrictive Covenants

GATX’s $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.5 for the period ended December 31, 2010, in excess of the minimum covenant ratio of 1.2. At December 31, 2010, GATX was in compliance with all covenants and conditions of the $550 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $550 million facility.

The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the previously specified exceptions, GATX would be able to incur liens securing a maximum of $883.2 million of additional indebtedness as of December 31, 2010. At December 31, 2010, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2010, the maximum amount that GRE could transfer to GATX without violating its covenants was $14.0 million, implying that $395.8 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2010, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). In August 2010, S&P lowered its credit rating on GATX’s long-term unsecured debt from BBB+ to BBB and revised GATX’s rating outlook from negative to stable. In September 2010, Moody’s affirmed GATX’s Baa1 credit rating and revised GATX’s rating outlook from negative to stable. GATX’s short-term unsecured debt ratings of A-2 by S&P and P-2 by Moody’s are unchanged.

2011 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2011 through a combination of projected cash from operations, portfolio proceeds and its revolving credit facilities as well as available cash at December 31, 2010.

Contractual and Other Commercial Commitments

Contractual Commitments

At December 31, 2010, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter

Recourse debt	$2,790.5	$239.2	$715.7	$305.6	$408.9	$447.6	$673.5
Nonrecourse debt	225.1	64.9	25.7	33.7	58.3	31.4	11.1
Commercial paper and credit facilities	115.6	115.6	—	—	—	—	—
Capital lease obligations	51.5	21.0	4.7	4.8	4.7	4.5	11.8
Operating leases — recourse	1,087.6	113.8	114.1	106.2	109.7	126.9	516.9
Operating leases — nonrecourse	259.5	27.8	28.0	28.3	27.8	26.3	121.3
Portfolio investments(a)	215.1	197.1	2.1	1.8	1.8	1.8	10.5

	$4,744.9	$779.4	$890.3	$480.4	$611.2	$638.5	$1,345.1

(a)	Primarily railcar purchase commitments.

Contractual Cash Receipts

The Company’s contractual cash receipts arising from minimum future lease payments from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2010, were (in millions):

	Contractual Cash Receipts by Period
	Total	2011	2012	2013	2014	2015	Thereafter

Finance leases	$465.7	$49.9	$54.5	$36.5	$34.9	$31.3	$258.6
Operating leases	2,495.8	729.9	537.5	384.3	264.5	192.3	387.3

Total	$2,961.5	$779.8	$592.0	$420.8	$299.4	$223.6	$645.9

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

GATX’s commercial commitments at December 31, 2010 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2011	2012	2013	2014	2015	Thereafter

Affiliate guarantees	$30.0	$30.0	$—	$—	$—	$—	$—
Asset residual value guarantees	48.0	—	13.8	28.9	5.3	—	—
Lease payment guarantees	52.7	5.8	6.0	6.1	6.3	6.4	22.1

Total guarantees	130.7	35.8	19.8	35.0	11.6	6.4	22.1
Standby letters of credit and bonds	11.5	11.5	—	—	—	—	—

	$142.2	$47.3	$19.8	$35.0	$11.6	$6.4	$22.1

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 71% of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2010, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

Defined Benefit Plan Contributions

In 2010, GATX contributed $14.8 million to its funded pension plans. As a result of these contributions and a partial recovery in investment asset values, as of December 31, 2010, the domestic funded pension plans were fully funded. In aggregate in 2010, GATX contributed $22.7 million to its funded and unfunded defined benefit plans and other post-retirement benefits. In 2011, the Company expects to make aggregate contributions of $7.0 million. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions. See Note 10 to the consolidated financial statements for additional information on GATX’s benefit plans.

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

of GATX’s assets have original useful lives in excess of 30 years and the estimate of salvage value requires a projection of value significantly in the future. GATX periodically reviews the appropriateness of depreciable lives and salvage value estimates based on physical and economic factors, as well as existing market conditions. Changes in these estimates could result in a change in depreciation expense.

In addition, GATX reviews long-lived assets such as operating assets and facilities for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. GATX measures the recoverability of assets to be held and used by comparing the carrying amount of an asset to the estimated future net cash flows expected to be generated by it. Estimated future cash flows are based on a number of assumptions including lease rates, lease term (including renewals), freight rates and volume, operating costs, life of the asset and final disposition proceeds. If such assets are determined to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds estimated fair value. Fair value is based on discounted future cash flows supplemented with independent appraisals and market comparables when available and appropriate.

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

•	Share-Based Compensation — GATX provides equity awards to certain employees and non-employee directors in the form of stock appreciation rights (“SAR”s), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of SARs. This model requires GATX to make certain assumptions, some of which are highly subjective, which will affect the amount of compensation expense to be recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s SARs are dividend participating). The fair value of other equity awards is based on GATX’s stock price on the grant date. See Note 11 to the consolidated financial statements for additional information on share-based compensation.

•	Income Taxes — GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that GATX presume that uncertain income tax positions will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more likely than not recognition threshold is then evaluated to determine the probable amount of benefit to be recognized in the financial statements. Establishing accruals for uncertain tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues and amounts recorded in the financial statements. The ultimate resolution of such uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s financial position, results of operations or cash flows.

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

Non-GAAP Financial Measures

This report includes certain financial measures computed using non-GAAP components as defined by the SEC. GATX has provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. Financial measures disclosed in this report are meant to provide additional information and insight into the historical operating results and financial position of the Company. Management uses these measures in analyzing GATX’s financial performance from period to period and in making compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

GATX presents the financial measures of return on equity, net income, and diluted earnings per share that exclude the effect of tax benefits and other items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between years and provides transparency into the operating results of GATX’s businesses. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.

GLOSSARY OF KEY TERMS

•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income Excluding Tax Benefits and Other Items — Earnings in 2008, 2009 and 2010 included certain items that GATX believes are not necessarily related to its ongoing business activities.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average total shareholders’ equity.

•	Return on Equity Excluding Tax Benefits and Other Items — Net income excluding tax benefits and other items divided by average total shareholders’ equity.

Reconciliation of non-GAAP components used in the computation of certain Financial Measures (in millions):

	2010	2009	2008	2007

Consolidated On Balance Sheet Assets	$5,442.4	$5,206.4	$5,190.5	$4,723.2
Off Balance Sheet Assets	971.5	1,016.1	1,061.2	1,235.9

Total On and Off Balance Sheet Assets	$6,413.9	$6,222.5	$6,251.7	$5,959.1

Shareholders’ Equity	$1,113.7	$1,102.6	$1,124.5	$1,149.0

	2010	2009	2008

Net income, as reported	$80.8	$81.4	$194.8
Tax Benefits(a)	(11.4)	(7.4)	(6.8)
Other Items(b)	5.2	20.7	(13.1)

Net income, excluding Tax Benefits and Other Items	$74.6	$94.7	$174.9

Diluted Earnings Per Share, as reported	$1.72	$1.70	$3.88
Tax Benefits(a)	(0.24)	(0.15)	(0.13)
Other Items(b)	0.11	0.42	(0.26)

Diluted Earnings Per Share, excluding Tax Benefits and Other Items	$1.59	$1.97	$3.49

(a)	In 2010, $9.5 million of tax benefits primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred tax benefit attributable to a reduction of statutory rates in the United Kingdom. In 2009, $7.4 million of realized foreign tax credits. In 2008, a $6.8 million deferred tax benefit from the expiration of the statute of limitations on a state income tax position taken in a prior year.

(b)	In 2010, $9.3 million (after-tax) from unrealized losses on AAE interest rate swaps and $4.1 million (after-tax) from a favorable resolution of a litigation matter. In 2009, $20.7 million (after-tax) from unrealized losses on AAE interest rate swaps. In 2008, a $9.8 million gain (after-tax) from the sale of an office building and $6.6 million (after-tax) from the reversal of environmental reserves, both in Europe, and $3.3 million (after-tax) from unrealized losses on AAE interest rate swaps.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, GATX and its subsidiaries are exposed to interest rate and foreign currency exchange rate risks that could impact their financial results. To manage these risks, they may enter into certain derivative transactions, principally interest rate swaps, Treasury rate locks, options and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. GATX and its subsidiaries do not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — GATX’s reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. GATX generally manages the amount of floating rate debt instruments in relation to its floating rate investments. Based on GATX’s floating rate debt instruments at December 31, 2010, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $5.1 million in 2011. Comparatively, at December 31, 2009, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.6 million increase in after-tax interest expense in 2010.

Foreign Currency Exchange Rate Exposure — Certain of GATX’s foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Poland, Germany and Austria. As a result, GATX is exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the Euro and Polish zloty. Based on 2010 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2010, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2011 by $4.0 million. Comparatively, based on 2009 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2009, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2010 by $4.8 million.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois
February 23, 2011

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	In millions

Assets
Cash and Cash Equivalents	$78.5	$41.7
Restricted Cash	56.6	33.2
Receivables
Rent and other receivables	71.1	68.7
Finance leases	347.7	309.7
Less: allowance for possible losses	(11.6)	(13.4)

	407.2	365.0
Operating Assets and Facilities
Rail (includes $123.7 relating to a consolidated VIE at December 31, 2010)	5,513.6	5,449.0
Specialty	280.8	245.4
ASC	389.1	380.2
Less: allowance for depreciation (includes $13.6 relating to a consolidated VIE at December 31, 2010)	(2,049.7)	(2,041.3)

	4,133.8	4,033.3
Investments in Affiliated Companies	486.1	452.2
Goodwill	92.7	97.5
Other Assets	187.5	183.5

Total Assets	$5,442.4	$5,206.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$114.6	$123.0
Debt
Commercial paper and borrowings under bank credit facilities	115.6	70.8
Recourse	2,801.8	2,553.0
Nonrecourse (includes $56.2 relating to a consolidated VIE at December 31, 2010)	217.2	234.2
Capital lease obligations	41.9	54.8

	3,176.5	2,912.8
Deferred Income Taxes	750.6	730.6
Other Liabilities	287.0	337.4

Total Liabilities	4,328.7	4,103.8
Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,694 and 17,046 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of December 31, 2010 and 2009, respectively, aggregate liquidation preference of $1.0 million)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,482,950 and 65,224,956 shares issued and 46,360,430 and 46,101,570 shares outstanding as of December 31, 2010 and 2009, respectively)	40.9	40.6
Additional paid in capital	626.2	616.8
Retained earnings	1,116.9	1,090.0
Accumulated other comprehensive loss	(110.0)	(84.5)
Treasury stock at cost (19,122,520 and 19,123,386 shares at December 31, 2010 and 2009, respectively)	(560.3)	(560.3)

Total Shareholders’ Equity	1,113.7	1,102.6

Total Liabilities and Shareholders’ Equity	$5,442.4	$5,206.4

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
	In millions, except per share data

Gross Income
Lease income	$873.5	$905.1	$935.3
Marine operating revenue	185.3	128.4	267.1
Asset remarketing income	31.4	29.8	54.6
Other income	76.6	61.6	95.5

Revenues	1,166.8	1,124.9	1,352.5
Share of affiliates’ earnings	38.1	29.0	90.6

Total Gross Income	1,204.9	1,153.9	1,443.1
Ownership Costs
Depreciation	217.0	217.7	208.7
Interest expense, net	167.1	167.5	148.5
Operating lease expense	140.2	136.6	145.2

Total Ownership Costs	524.3	521.8	502.4
Other Costs and Expenses
Maintenance expense	267.0	269.0	257.1
Marine operating expenses	129.1	87.2	201.8
Selling, general and administrative	134.8	127.8	168.9
Other expense	52.3	40.2	45.3

Total Other Costs and Expenses	583.2	524.2	673.1

Income before Income Taxes	97.4	107.9	267.6
Income Taxes	16.6	26.5	72.8

Net Income	$80.8	$81.4	$194.8

Per Share Data
Basic	$1.75	$1.74	$4.09
Average number of common shares	46.1	46.6	47.6
Diluted	$1.72	$1.70	$3.88
Average number of common shares and common share equivalents	47.0	48.8	51.0
Dividends declared per common share	$1.12	$1.12	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
		In millions

Operating Activities
Net income	$80.8	$81.4	$194.8
Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets and securities	(43.5)	(21.3)	(76.8)
Depreciation	228.1	227.3	219.2
(Reversal) provision for possible losses	(1.1)	(3.2)	7.5
Asset impairment charges	8.2	10.0	4.7
Deferred income taxes	11.0	24.0	56.8
Share of affiliates’ earnings, net of dividends	(1.5)	7.0	(34.4)
Change in income taxes payable	(7.3)	(8.8)	9.0
Change in accrued operating lease expense	(13.1)	(7.4)	(8.9)
Employee benefit plans	(21.6)	(50.0)	(10.4)
Other	2.1	6.4	2.5

Net cash provided by operating activities	242.1	265.4	364.0
Investing Activities
Additions to operating assets and facilities	(520.2)	(398.6)	(527.3)
Investments in affiliates	(64.7)	(81.4)	(59.8)
Other	(0.2)	(0.4)	(6.0)

Portfolio investments and capital additions	(585.1)	(480.4)	(593.1)
Purchases of leased-in assets	(5.3)	(10.7)	(70.1)
Portfolio proceeds	84.3	67.9	156.1
Proceeds from sales of other assets	30.4	25.4	61.9
Proceeds from sale-leaseback	79.0	45.7	—
Net (increase) decrease in restricted cash	(23.4)	7.9	3.6
Other	2.4	36.0	(42.1)

Net cash used in investing activities	(417.7)	(308.2)	(483.7)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	573.8	636.1	583.0
Repayments of debt (original maturities longer than 90 days)	(344.2)	(480.8)	(210.4)
Net increase (decrease) in debt with original maturities of 90 days or less	46.8	(55.3)	(121.8)
Payments on capital lease obligations	(12.8)	(9.9)	(7.9)
Stock repurchases	—	(55.1)	(76.5)
Employee exercises of stock options	2.5	—	7.4
Cash dividends	(53.5)	(53.6)	(51.7)
Derivative settlements	—	0.7	—

Net cash provided by (used in) financing activities	212.6	(17.9)	122.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	0.2	(4.6)

Net increase (decrease) in Cash and Cash Equivalents during the period	36.8	(60.5)	(2.2)
Cash and Cash Equivalents at beginning of period	41.7	102.2	104.4

Cash and Cash Equivalents at end of period	$78.5	$41.7	$102.2

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	December 31
	2010	2009	2008	2010	2009	2008
	Dollars	Dollars	Dollars	Shares	Shares	Shares
			In millions

Preferred Stock
Balance at beginning of period	$ *	$ *	$ *	*	*	*
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	*	*	*	*	*	*
Common Stock
Balance at beginning of period	40.6	40.6	38.7	65.2	65.1	62.2
Issuance of common stock	0.2	*	0.3	0.2	0.1	0.3
Convertible debt conversions	0.1	—	1.6	0.1	—	2.6
Conversion of preferred stock into common stock	*	*	*	*	*	*

Balance at end of period	40.9	40.6	40.6	65.5	65.2	65.1
Treasury Stock
Balance at beginning of period	(560.3)	(505.2)	(428.7)	(19.1)	(16.3)	(14.2)
Stock repurchases	—	(55.1)	(76.5)	—	(2.8)	(2.1)

Balance at end of period	(560.3)	(560.3)	(505.2)	(19.1)	(19.1)	(16.3)
Additional Capital
Balance at beginning of period	616.8	611.7	531.9
Convertible debt conversions	(0.1)	—	63.1
Share-based compensation effects	7.2	5.1	9.3
Issuance of common stock	2.3	*	7.4

Balance at end of period	626.2	616.8	611.7
Retained Earnings
Balance at beginning of period	1,090.0	1,062.6	920.9
Net income	80.8	81.4	194.8
Dividends declared	(53.9)	(54.0)	(53.1)

Balance at end of period	1,116.9	1,090.0	1,062.6
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	(84.5)	(85.2)	86.2
Foreign currency translation (loss) gain	(28.4)	18.3	(78.4)
Unrealized gain (loss) on securities	1.3	(0.1)	(1.8)
Unrealized loss on derivative instruments	(3.5)	(4.8)	(24.2)
Post-retirement benefit plans	5.1	(12.7)	(67.0)

Balance at end of period	(110.0)	(84.5)	(85.2)

Total Shareholders’ Equity	$1,113.7	$1,102.6	$1,124.5

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2010	2009	2008
		In millions

Net income	$80.8	$81.4	$194.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(28.4)	18.3	(78.4)
Unrealized gain (loss) on securities	1.3	(0.1)	(1.8)
Unrealized loss on derivative instruments	(3.5)	(4.8)	(24.2)
Post retirement benefit plans	5.1	(12.7)	(67.0)

Other comprehensive (loss) income	(25.5)	0.7	(171.4)

Comprehensive Income	$55.3	$82.1	$23.4

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).

NOTE 2.	Accounting Changes

Variable Interest Entities — As of January 1, 2010, GATX adopted newly issued authoritative accounting guidance that revises the accounting and reporting for Variable Interest Entities (“VIEs”). The guidance requires that a qualitative and quantitative analysis be completed each reporting period to determine whether a VIE must be consolidated and further requires additional disclosures related to significant judgments and assumptions considered in the analysis and the nature of risks associated with the VIE. The application of this guidance had no impact on GATX’s financial position, results of operations or cash flows; however, as of the adoption date, certain existing investments were determined to be VIEs and in one instance, GATX determined that it was the primary beneficiary of an entity that was previously consolidated. See Note 7 for additional details.

Change in Estimate — In 2009, GATX conducted a comprehensive analysis of historical vessel usage, current conditions of vessel hulls and other key asset components of ASC’s vessels. These vessels were designed, built, and classed for transporting dry, non-corrosive bulk materials solely in the fresh waters of the Great Lakes. Upon completion of this analysis, GATX determined that the depreciable lives of 12 vessels should be increased by 15 years to 65 years. GATX adopted this change prospectively in 2009 and as a result, depreciation expense for each of 2009 and 2010 was $3.2 million lower than 2008.

Correction of Prior Year Misstatement — During the first quarter of 2010, the Company discovered a clerical error in the preparation of its Consolidated Balance Sheet as of December 31, 2009, and Consolidated Statement of Cash Flows for the year ended December 31, 2009. The error resulted in a $13.1 million overstatement in each of cash and cash equivalents; accounts payable and accrued expenses; and net cash provided by operating activities. Management has determined that the effect of this error is immaterial and adjusted its Consolidated Balance Sheet and Consolidated Statement of Cash Flows in 2010 to correct this error.

NOTE 3.	Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates — The preparation of these financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

Reclassification — Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

Consolidation — The consolidated financial statements of GATX Corporation and Subsidiaries include the assets, liabilities, revenues and expenses of GATX and all majority-owned subsidiaries over which the Company exercises control and, if applicable, variable interest entities for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated. Investments in affiliated companies (discussed herein) are accounted for using the equity method and are not consolidated. Consolidated subsidiaries include the following special purpose corporations (“SPC’s”) engaged in the financing of railcars: General American Railcar Corporation, General American Railcar Corporation II, General American Railcar Corporation III, General American Marks Company and GARC LLC (collectively, the “SPCs”). The obligations of the SPCs are non-recourse to GATX and the assets of the SPCs will be available first to satisfy claims of the creditors of the SPCs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities — GATX evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity and whether the equity holders have the characteristics of a controlling financial interest. To determine if it is the primary beneficiary of a VIE, GATX assesses whether it has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative in nature and require certain judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. GATX evaluates new investments for VIE determination and regularly reviews all existing entities for any events that may result in an entity becoming a VIE or GATX becoming the primary beneficiary of an existing VIE. See Note 7 for additional information.

Investments in Affiliated Companies — GATX has investments in 12.5 to 50 percent-owned companies and joint ventures that it does not possess effective or voting control. These investments are accounted for using the equity method under which the investments are initially recorded at cost, including goodwill. The carrying amount of GATX’s investments in affiliated companies is affected by GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and capital, and loan payments to or from the affiliate. Loans to and from affiliates are reflected as part of GATX’s investment in the affiliate and interest on these loans is included with GATX’s proportional share of the affiliates’ earnings. GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying value is recorded in the period of identification. See Note 6 for additional information.

Fair Value Measurements — As defined by GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified according to a three level hierarchy based on management’s judgment about the reliability of the inputs used in the fair value measurement. Level 1 measurements are those for which quoted prices are available in active markets for identical assets or liabilities. Level 2 measurements contain pricing inputs other than quoted prices in active markets, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 measurements contain unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 measurement techniques typically include pricing models and discounted cash flow methodologies and significant management judgment is required. See Note 9 for additional information.

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

Operating Assets and Facilities — Operating assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated salvage values using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. The estimated useful lives of depreciable assets are as follows:

Railcars	30 – 38 years
Locomotives	12 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 15 years
Marine vessels	30 – 65 years
Industrial equipment	5 – 30 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A review for impairment of long-lived assets, such as operating assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss recognized is the amount by which the carrying amount of the asset exceeds its fair value. Impairment losses are recorded in other expense. Assets to be disposed of that meet specified accounting criteria are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell.

Lease Classification — GATX determines lease classification at lease inception. Subsequently, if the provisions of the lease are changed, other than by renewing the lease or extending its term, in a manner that would have resulted in a different classification of the lease had the changed terms been in effect at the inception of the lease, the revised agreement is considered a new lease for purposes of determining lease classification. During 2009, upon the restructuring of $22.9 million of direct finance leases with a customer that declared bankruptcy, GATX reassessed the classification of the leases based on the revised terms and determined that the new leases should be classified as operating leases. As a result, the $18.5 million fair value of the assets was reclassified to operating assets and the $4.4 million difference between the book value and fair value of the assets was recorded as an impairment charge. See Note 5 for additional information.

Finance Leases — Finance leases are comprised of direct finance leases and leveraged leases. Direct finance leases consist of the gross lease payment receivable and the estimated residual value of the equipment at the lease termination date, net of unearned income. Lease payment receivables represent the rent to be received over the remainder of the lease term. Initial unearned income is the amount by which the sum of the original lease payment receivable and the estimated residual value exceeds the original cost of the underlying equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income for leveraged leases represents the excess of anticipated cash flows (including estimated residual values and net of the related debt service) over the original investment in the lease. See Note 5 for additional information.

The finance lease portfolio is reviewed regularly and a finance lease is classified as non-performing when it is probable that GATX will be unable to collect all amounts due under the lease. The accrual of income on non-performing finance leases is suspended until all contractual payments are current or as conditions warrant. Payment received on non-performing finance leases are applied to the principal balance. As of December 31, 2010, the net book value of GATX’s investment in a non-performing leveraged lease was $16.7 million.

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

Goodwill — GATX recognizes goodwill when the purchase price of an acquired business exceeds the fair value of the acquired net assets and assigns the goodwill to the same reporting unit as the net assets of the acquired businesses. GATX determines its reporting units based on the composition of its operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operate in different economic environments. Goodwill is not amortized, but is tested annually for impairment. The impairment test consists of comparing the fair value of the reporting unit with its carrying amount, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill (reporting unit fair value less carrying value excluding goodwill) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are estimated primarily using discounted cash flow models. GATX performs its impairment test annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. See Note 16 for additional information.

Allowance for Possible Losses — The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectable. There were no material changes in estimation methods or assumptions for the allowance during 2010. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2010. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See Note 17 for additional information.

Convertible Debt — For convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion, the liability (debt) and equity (conversion option) components are accounted for separately and in a manner that reflects GATX’s nonconvertible debt (unsecured debt) borrowing rate. At issuance, the equity component is classified as additional capital, and the resulting discount on the debt is amortized as interest expense over the expected term of the convertible debt. Issuance costs relating to convertible debt are allocated between debt and equity issuance costs on the same basis as the debt and equity components. Debt issuance costs are amortized as interest expense over the expected term of the convertible debt and equity issuance costs are immediately recognized as a reduction of additional capital.

For conversions, GATX measures the fair value of the total consideration it transfers in settlement of the notes and allocates a portion (equal to the fair value of the liability component at the conversion date) to the extinguishment of the liability. The difference between the amount allocated and the net carrying amount of the liability component is recognized as a gain or loss. The remaining settlement consideration is attributed to the reacquisition of the equity component and is recognized as a reduction of additional capital. Accrued interest foregone upon conversion is recorded as an increase to additional capital.

See Note 8 for additional information.

Income Taxes — Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes based on current tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different time periods for financial reporting purposes than they are for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $434.1 million at December 31, 2010.

Items deducted for tax purposes but for which a financial statement impact has not been recorded due to the uncertainty of the tax position are identified as uncertain tax positions. GATX’s liability for uncertain tax positions is reflected in other liabilities on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Instruments that meet specific accounting criteria are formally designated as qualifying hedges at the inception of the derivative contract. These criteria require that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate swap agreements, Treasury rate locks, options and currency forwards, to hedge its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For derivatives designated as fair value hedges, changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as part of other comprehensive income (loss) and subsequently recognized in earnings when the hedged transaction affects earnings and any ineffective portion is immediately recognized in earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not qualify for hedge accounting. Changes in the fair value of these derivatives are recognized in earnings immediately. For the years ended December 31, 2010, 2009 and 2008, gains of $0.4 million, $0.9 million and $1.0 million, respectively, were recognized in earnings for derivatives that did not qualify as accounting hedges. See Note 9 for further information.

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

Foreign Currency — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end. Statements of income and cash flows are translated monthly, using average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions and from the remeasurement of non-functional currency denominated assets and liabilities, which are recorded net of related hedges in other expense during the periods in which they occur, were $(1.7) million, $0.4 million and $8.0 million for 2010, 2009, and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee income. Fee income, including management fees received from joint ventures, is recognized as services are performed.

Interest expense, net — Interest expense represents interest accrued on indebtedness and amortization of debt issuance costs and debt discounts. Debt issuance costs and discounts are deferred and amortized over the applicable term of the related debt. Interest expense is reported net of interest income on bank deposits, which was $0.2 million, $0.5 million and $3.1 million for 2010, 2009 and 2008, respectively.

Operating Lease Expense — GATX leases certain railcars under sale-leaseback arrangements as well as other assets and facilities closely associated with its revenue generating operations (e.g. maintenance facilities and equipment). These leases are classified as operating leases and the associated lease expense is recorded on a straight-line basis. Gains as well as financing costs associated with sale-leasebacks are deferred and amortized as a component of operating lease expense over the related leaseback term. GATX also leases certain office facilities and related administrative assets. These leases are also classified as operating leases and the associated expense is recorded in selling, general, and administrative expense. Total operating lease expense was $145.4 million, $141.7 million and $150.9 million, in 2010, 2009 and 2008, respectively. See Note 5 for additional information.

Lease Origination Costs — Initial direct costs of direct finance leases are deferred and amortized over the lease term as an adjustment to lease income. Deferred initial direct costs were $0.9 million and $1.8 million as of December 31, 2010 and 2009, respectively.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Required regulatory survey costs for ASC’s vessels are capitalized and amortized over the applicable survey period, generally five years.

Marine Operating and Maintenance Expenses — Marine operating expenses are categorized as either direct or indirect. Direct expenses, consisting primarily of crewing costs, fuel, tugs, vessel supplies, and operating season repairs are recognized as incurred. Indirect expenses consist of winter repairs and maintenance, insurance and depreciation. Indirect expenses incurred prior to the beginning of the sailing season are deferred and amortized ratably over the anticipated sailing season, generally April 1 — December 31. Indirect expenses incurred during the sailing season are recognized as incurred.

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

NOTE 4.	Supplemental Cash Flow and Noncash Investing and Financing Transactions

	2010	2009	2008

Supplemental Cash Flow Information
Interest paid(a)	$152.6	$151.0	$136.6
Income taxes paid, net of refunds	$13.0	$11.3	$7.0

(a)	Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

Noncash Investing and Financing Transactions

	2010	2009	2008

Nonrecourse debt assumed	$—	$—	$262.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Leases

The following information pertains to GATX as a lessor:

The components of GATX’s finance leases as of December 31 were (in millions):

	Leveraged		Direct		Total
	Leases		Financing		Finance Leases
	2010	2009	2010	2009	2010	2009

Total minimum lease payments receivable	$637.4	$670.8	$363.7	$313.3	$1,001.1	$984.1
Principal and interest on third-party nonrecourse debt	(535.4)	(574.5)	—	—	(535.4)	(574.5)

Net minimum future lease receivable	102.0	96.3	363.7	313.3	465.7	409.6
Estimated non-guaranteed residual value of leased assets	20.8	29.2	93.4	83.1	114.2	112.3
Unearned income	(39.3)	(41.7)	(192.9)	(170.5)	(232.2)	(212.2)

Finance leases	83.5	83.8	264.2	225.9	347.7	309.7
Allowance for possible losses	(9.4)	(10.4)	—	—	(9.4)	(10.4)
Deferred taxes	(117.7)	(126.3)	—	—	(117.7)	(126.3)

Net investment in finance leases	$(43.6)	$(52.9)	$264.2	$225.9	$220.6	$173.0

Leveraged Lease Income — Income from leveraged leases (net of taxes) was $1.5 million, $2.8 million and $3.0 million in 2010, 2009 and 2008, respectively.

Usage Rents  — Rental income on certain operating leases is based on equipment usage. Rental income from usage rents was $25.0 million, $24.2 million and $25.5 million, in 2010, 2009 and 2008, respectively.

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2010, were (in millions):

	Finance	Operating
	Leases	Leases	Total

2011	$49.9	$729.9	$779.8
2012	54.5	537.5	592.0
2013	36.5	384.3	420.8
2014	34.9	264.5	299.4
2015	31.3	192.3	223.6
Years thereafter	258.6	387.3	645.9

	$465.7	$2,495.8	$2,961.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information pertains to GATX as a lessee:

Capital Leases — GATX assets that are financed with capital lease obligations as of December 31 were (in millions):

	2010	2009

Railcars and other equipment	$22.2	$31.0
Marine vessels	107.0	105.6

	129.2	136.6
Less: allowance for depreciation	(88.8)	(85.4)

	$40.4	$51.2

Operating Leases — Certain operating leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary. These amounts are not included with future minimum rental payments. Future minimum rental payments due under noncancelable operating leases as of December 31, 2010, were (in millions):

		Recourse	Nonrecourse
	Capital	Operating	Operating
	Leases	Leases(a)	Leases(b)

2011	$21.0	$113.8	$27.8
2012	4.7	114.1	28.0
2013	4.8	106.2	28.3
2014	4.7	109.7	27.8
2015	4.5	126.9	26.3
Years thereafter	11.8	516.9	121.3

	51.5	$1,087.6	$259.5

Less: amounts representing interest	(9.6)

Present value of future minimum capital lease payments	$41.9

(a)	The future minimum rental payments due under recourse operating leases were reduced by $4.7 million of minimum sublease rentals to be received in the future. The minimum rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay.

(b)	The amounts shown for nonrecourse operating leases primarily reflect the rental payments of two wholly-owned bankruptcy remote, special-purpose corporations. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTE 6.	Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees. At December 31, 2010 and 2009, these investments included loans to affiliated companies of $47.7 million and $7.8 million, respectively, and loans from affiliated companies of zero and $6.3 million, respectively. Distributions received from affiliates were $54.7 million, $36.0 million and $61.6 million in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows GATX’s investments in affiliated companies by segment as of December 31 (in millions):

	2010	2009

Rail	$141.0	$120.9
Specialty	345.1	331.3

	$486.1	$452.2

The table below provides detail on the five largest investments in affiliates as of December 31 ($’s in millions):

			GATX’s
		GATX’s	Percentage
	Segment	Investment	Ownership

Rolls-Royce & Partners Finance(a)	Specialty	$156.1	50.0%
AAE Cargo AG	Rail	81.8	37.5%
Cardinal Marine Investments, LLC	Specialty	50.1	50.0%
Enerven Compression, LLC	Specialty	40.4	45.6%
Adler Funding, LLC	Rail	36.6	12.5%

(a)	Combined investment balances of twelve separate joint ventures

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2010	2009	2008

Rail	$1.2	$(10.1)	$17.8
Specialty	36.9	39.1	72.8

	$38.1	$29.0	$90.6

Operating results for all affiliated companies, assuming GATX held a 100% interest, for the years ending December 31 were (in millions):

	2010	2009	2008

Revenues	$621.2	$636.5	$703.9
Pre-tax income reported by affiliates	71.0	57.2	189.9

Summarized balance sheet data for all affiliated companies, assuming GATX held a 100% interest, as of December 31 were (in millions):

	2010	2009

Total assets	$5,052.6	$4,706.8
Long-term liabilities	3,163.4	3,086.5
Other liabilities	1,017.3	707.4
Shareholders’ equity	871.9	912.9

The following guarantees, as described in Note 14, related to affiliated companies were outstanding as of December 31 (in millions):

	2010	2009

Lease and loan payment guarantees	$30.0	$38.1
Asset residual value guarantees	13.8	15.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Variable Interest Entities

GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The carrying amounts of assets and liabilities of the VIE as of December 31 were (in millions):

2010

Operating assets, net of accumulated depreciation(a)	$110.1
Nonrecourse debt	56.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

GATX is also involved with other entities determined to be VIEs of which GATX is not the primary beneficiary. These VIEs are primarily leveraged leases and certain investments in affiliates that are involved in railcar and equipment leasing activities, which have been financed through a mix of equity investments and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. For certain investments in affiliates determined to be VIEs, GATX concluded that power was shared among the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate as of December 31 were (in millions):

	2010		2009
	Net	Maximum	Net	Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss

Investments in affiliates(a)	$60.9	$60.9	$42.1	$50.2
Leveraged leases	74.1	74.1	73.4	73.4
Other investment	1.0	1.0	1.0	1.0

Total	$136.0	$136.0	$116.5	$124.6

(a)	The difference in 2009 between the carrying value and the maximum exposure to loss related to GATX’s guarantee of an affiliate’s lease obligation. The guarantee was eliminated upon GATX’s acquisition of the railcars from the affiliate and the subsequent dissolution of the entity.

NOTE 8.	Debt

Commercial Paper and Borrowings Under Bank Credit Facilities

	December 31
	2010	2009

Balance	$115.6	$70.8
Weighted average interest rate	0.64%	1.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recourse and Nonrecourse Debt Obligations

Outstanding balances of debt obligations and the applicable interest rates as of December 31 ($ in millions):

		Final
	Date of Issue	Maturity	Interest Rate	2010	2009

Recourse Fixed Rate Debt
Unsecured	04/30/09	05/15/14	8.75%	$300.0	$300.0
Unsecured	09/24/09	10/01/12	4.75%	300.0	300.0
Unsecured	02/05/10	05/15/15	4.75%	250.0	—
Unsecured	11/19/10	07/15/16	3.50%	250.0	—
Secured	11/06/08	11/15/13	9.00%	179.0	189.8
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	10/11/06	02/15/12	5.50%	200.0	200.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	06/22/04	06/15/11	6.27%	181.8	181.8
Unsecured	12/22/05	12/22/15	5.75%	130.0	140.0
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Unsecured	03/29/06	12/11/12	3.49%	41.8	44.7
Unsecured	12/18/07	11/30/12	4.70%	28.1	30.1
Unsecured	06/29/07	05/31/12	4.25%	23.4	25.1
Unsecured	12/27/10	10/31/18	3.84%	21.4	—
Unsecured	11/29/10	11/30/18	3.70%	21.4	—
Unsecured	09/25/06	08/31/11	3.45%	18.8	20.1
Unsecured	02/11/02	07/31/12	5.73%	1.4	2.4
Unsecured	02/11/02	01/31/12	5.83%	1.0	2.0
Convertible unsecured	08/15/03	08/15/23	5.00%	—	41.9
Unsecured	04/14/05	04/15/10	5.13%	—	230.0
Unsecured	12/31/03	12/31/10	4.45%	—	1.1

Total recourse fixed rate debt				$2,448.1	$2,209.0
Recourse Floating Rate Debt(a)
Unsecured	03/18/08	03/18/14	1.46%	$150.0	$150.0
Unsecured	06/30/06	06/28/13	1.11%	100.0	100.0
Secured	05/14/09	05/14/14	4.60%	44.8	48.3
Unsecured	03/01/10	02/28/15	2.65%	13.4	—
Unsecured	12/15/10	10/31/15	2.09%	13.4	—
Unsecured	12/31/03	09/30/13	1.84%	6.9	10.1
Unsecured	12/15/03	12/15/12	1.94%	2.5	4.0
Unsecured	11/29/10	12/31/12	2.85%	5.4	—
Unsecured	12/27/10	06/30/12	2.99%	5.4	—
Unsecured	12/31/03	12/31/12	1.64%	0.6	1.0
Unsecured	02/04/04	12/31/10	2.29%	—	9.3
Unsecured	12/11/03	12/30/10	1.83%	—	9.1
Unsecured	02/04/04	12/31/10	2.29%	—	5.0

Total recourse floating rate debt				$342.4	$336.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Final
	Date of Issue	Maturity	Interest Rate	2010	2009

Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$56.2	$66.2
Secured	06/13/06	12/31/13	6.26%	22.9	23.5
Secured	10/10/06	09/30/11	5.98%	12.1	12.4
Secured	06/28/07	03/05/11	6.34%	12.4	12.5
Secured	06/16/06	08/31/11	5.37%	11.2	11.5
Secured	12/21/06	08/01/11	5.89%	6.1	6.3
Secured	12/21/06	03/31/11	5.89%	4.3	9.7
Secured	06/29/07	07/31/12	6.54%	5.4	5.6
Secured	10/01/07	02/05/11	5.62%	4.4	4.6
Secured	05/29/07	05/31/12	5.84%	3.6	3.7
Secured	08/01/07	07/31/17	6.78%	3.4	3.5
Secured	06/01/07	05/31/12	6.27%	2.4	2.5
Secured	05/11/07	05/31/12	6.06%	1.5	1.5
Secured	06/16/06	04/29/16	6.80%	1.4	1.4

Total nonrecourse fixed rate debt				$147.3	$164.9
Nonrecourse Floating Rate Debt(a)
Secured	Various	05/08/14	1.60%	$52.5	$53.9
Secured	Various	01/15/15	1.60%	25.3	26.0

Total nonrecourse floating rate debt				$77.8	$79.9

Total debt principal				$3,015.6	$2,790.6
Debt discount				(14.2)	(13.5)
Debt adjustment for fair value hedges				17.6	10.1

Total Debt				$3,019.0	$2,787.2

(a)	Floating rates as of December 31, 2010.

Maturities of GATX’s debt obligations as of December 31, 2010, were as follows (in millions):

Debt
Principal

2011	$304.1
2012	741.4
2013	339.3
2014	467.2
2015	479.0
Thereafter	684.6

Total debt principal	$3,015.6

At December 31, 2010, $608.2 million of GATX’s operating assets were pledged as collateral for notes or other obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the SEC that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2013.

Credit Lines and Facilities

GATX has a $550 million unsecured revolving credit facility in the U.S. that matures in May 2012. At December 31, 2010, availability under this facility was $450.6 million, with $89.1 million of commercial paper outstanding and $10.3 million of letters of credit issued, both backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.4 million, $0.4 million and $0.4 million for 2010, 2009 and 2008, respectively. GATX also has unsecured lines of credit in Europe totaling $107.1 million. At December 31, 2010, availability under these lines of credit was $72.5 million.

Restrictive Covenants

GATX’s $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.5 for the period ended December 31, 2010, in excess of the minimum covenant ratio of 1.2. At December 31, 2010, GATX was in compliance with all covenants and conditions of the $550 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $550 million facility.

The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the previously specified exceptions, GATX would be able to incur liens securing a maximum of $883.2 million of additional indebtedness as of December 31, 2010. At December 31, 2010, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2010, the maximum amount that GRE could transfer to GATX without violating its covenants was $14.0 million, implying that $395.8 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2010, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Convertible Securities

In August 2003, GATX issued $125.0 million, 5.0% senior unsecured notes, due in August 2023, which were contingently convertible into GATX common stock (the “2003 Notes”). In 2007, holders of $18.2 million of notes converted, resulting in a cash payment of $18.2 million for the principal balance and 0.4 million common shares issued for the intrinsic value. In 2008, holders of $64.8 million of notes converted, of which $0.7 million was settled with cash and $64.1 million was settled through the issuance of 2.6 million common shares. In 2010, GATX called the remaining outstanding balance of the 2003 Notes for redemption. As a result, GATX paid $41.9 million for the principal balance and issued 0.1 million common shares for the intrinsic value. In 2008 and 2010, accrued interest of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million ($0.7 million after-tax) and $0.1 million, respectively, was forfeited upon conversion and reclassified to additional paid in capital.

The following table sets forth certain information relating to GATX’s convertible securities as of December 31:

2009

Principal balance (in millions)	$41.9
Carrying amount of equity component (in millions)	$4.3
Intrinsic value (in millions)	$6.7
GATX common stock price	$28.75
Conversion price	$24.81
Potential number of shares issued upon conversion (in millions)	1.7

As of August 2008, the discount on the liability component was fully amortized.

The following table sets forth certain information relating to GATX’s convertible securities for the years ended December 31:

	2010	2009	2008

Total interest costs recognized (in millions)	$0.3	$2.1	$4.7
Effective interest rate on 2003 Notes	5.0%	5.0%	6.4%

NOTE 9.	Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate derivatives(a)	$17.6	$—	$17.6	$—
Warrants(b)	0.8	—	0.8	—
Available for sale equity securities	4.3	4.3	—	—
Liabilities
Interest rate derivatives(a)	4.6	—	4.6	—
Foreign exchange rate derivatives(b)	0.5	—	0.5	—

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Interest rate derivatives(a)	$15.6	$—	$15.6	$—
Warrants and foreign exchange rate derivatives(b)	1.6	—	1.6	—
Available for sale equity securities	2.9	2.9	—	—
Liabilities
Interest rate derivatives(a)	4.2	—	4.2	—
Foreign exchange rate derivatives(b)	*	—	*	—

*	Less than $0.1 million

(a)	Designated as hedges

(b)	Not designated as hedges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

The following table sets forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements:

	Fair Value	Carrying	Impairment
	of Assets	Value of Assets	Losses

2010	$8.1	$16.2	$8.1
2009	19.0	23.8	4.8

In 2010, losses of $4.8 million (fair value of $3.0 million) related to a industry-wide, regulatory mandate issued by the Association of American Railroads that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars; losses of $1.5 million (fair value of $1.6 million) related to scrapped wheelsets in Rail’s European fleet; and losses of $1.8 million (fair value of $3.5 million) related to an aircraft held for lease. In 2009, losses of $4.4 million resulted from the remeasurement of certain finance lease assets that were reclassified to operating assets when the terms of the lease were changed and losses of $0.4 million related to the remeasurement of certain assets held for sale. In each case, the fair value was determined using discounted cash flow methodologies and third-party appraisal data, as applicable.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of December 31, 2010 and 2009, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million and $385.0 million, respectively. As of December 31, 2010, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of December 31, 2010 and 2009, GATX had 13 instruments and 15 instruments outstanding, respectively, with an aggregate notional amount of $130.4 million and $243.5 million, respectively. As of December 31, 2010, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $6.4 million ($4.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2010, was $4.6 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments for the years ended December 31 were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	2010	2009

Fair value hedges(a)	Interest expense	$7.4	$(9.3)
Cash flow hedges	Amount recognized in other comprehensive (loss) income (effective portion)	(6.5)	17.4
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(7.7)	(6.2)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(1.5)	(1.4)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	(0.1)	(0.4)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

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

	2010	2010	2009	2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investment Funds	$6.8	$10.2	$10.5	$11.2
Liabilities
Convertible notes	$—	$—	$41.9	$50.1
Recourse fixed rate debt	2,459.3	2,615.9	2,174.3	2,253.0
Recourse floating rate debt	342.5	341.5	336.8	334.5
Nonrecourse debt	217.2	233.0	234.2	249.7

NOTE 10.	Pension and Other Post-Retirement Benefits

GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a sold business in the United Kingdom (“U.K.”), which has no active employees. Benefits payable under the pension plans are based on years of service and/or final average salary. GATX’s funding policies for the pension plans are based on actuarially determined cost methods allowable under IRS regulations and statutory requirements in the U.K.

In addition to the pension plans, GATX has other post-retirement plans providing health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan. The other post-retirement plans are either contributory or noncontributory, depending on various factors.

The shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, post-retirement and other benefits to active and retired employees. The amounts contributed are dependent on the number of vessels deployed and aggregate operating days in a particular year. Contributions for the years ended December 31, 2010, 2009 and 2008, were $19.9 million, $13.1 million and $25.6 million, respectively.

GATX uses a December 31 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

			2010	2009
	2010	2009	Retiree	Retiree
	Pension	Pension	Health	Health
	Benefits	Benefits	and Life	and Life

Change in Benefit Obligation
Benefit obligation at beginning of year	$402.9	$357.2	$48.5	$43.8
Service cost	5.3	4.8	0.2	0.2
Interest cost	22.1	23.7	2.4	2.9
Plan amendments	(0.2)	—	—	—
Actuarial loss (gain)	16.0	41.5	(0.1)	6.1
Benefits paid	(31.7)	(27.3)	(4.4)	(4.5)
Effect of foreign exchange rate changes	(1.2)	3.0	—	—

Benefit obligation at end of year	$413.2	$402.9	$46.6	$48.5

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$354.4	$273.8	$—	$—
Actual return on plan assets	52.9	57.9	—	—
Effect of exchange rate changes	(1.2)	2.9	—	—
Company contributions	18.3	47.1	4.4	4.5
Benefits paid	(31.7)	(27.3)	(4.4)	(4.5)

Plan assets at end of year	$392.7	$354.4	$—	$—

Funded Status at end of year	$(20.5)	$(48.5)	$(46.6)	$(48.5)

Amount Recognized
Other liabilities	$(20.5)	$(48.5)	$(46.6)	$(48.5)
Accumulative other comprehensive loss:
Net actuarial loss	164.4	174.1	1.6	1.3
Prior service credit	(6.1)	(7.0)	—	—

Accumulated other comprehensive loss	158.3	167.1	1.6	1.3

Total recognized	$137.8	$118.6	$(45.0)	$(47.2)

After-tax amount recognized in accumulated other comprehensive loss	$98.9	$104.2	$1.0	$0.8

The aggregate accumulated benefit obligation for the defined benefit pension plans was $385.4 million and $381.3 million at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2010	2009

Projected benefit obligations	$60.2	$402.9
Fair value of plan assets	34.4	354.4

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2010	2009

Accumulated benefit obligations	$54.6	$381.3
Fair value of plan assets	34.4	354.4

The components of net periodic (benefit) cost for the year ended December 31 were (in millions):

				2010	2009	2008
				Retiree	Retiree	Retiree
	2010	2009	2008	Health	Health	Health
	Pension	Pension	Pension	and	and	and
	Benefits	Benefits	Benefits	Life	Life	Life

Service cost	$5.3	$4.8	$4.5	$0.2	$0.2	$0.2
Interest cost	22.1	23.7	22.6	2.4	2.9	2.8
Expected return on plan assets	(33.5)	(31.2)	(31.3)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	6.0	2.7	1.2	(0.3)	(0.4)	(0.3)
Plan settlement cost	—	—	1.0	—	—	—

Net periodic (benefit) cost	$(1.1)	$(1.0)	$(3.0)	$2.2	$2.6	$2.6

GATX amortizes the unrecognized prior service credit using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The unrecognized net actuarial loss (gain), subject to certain averaging conventions, is amortized over the average remaining service period of active employees. As of December 31, 2010, GATX expects within the next twelve months to recognize the following amounts included in accumulated other comprehensive loss as components of net periodic (benefit) cost: $8.0 million of the defined benefit pension plans’ net actuarial loss, $(1.0) million of the defined benefit plans’ prior service credit, $(0.2) million of the other post-retirement benefit plans’ net actuarial gain and $(0.1) million of the other post-retirement benefit plans’ prior service credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2010	2009

Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	5.25%	5.70%
Discount rate — hourly funded plans	5.25%	5.70%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	5.70%	6.90%
Discount rate — hourly funded plans	5.70%	6.90%
Expected return on plan assets — salaried funded plan	8.75%	8.95%
Expected return on plan assets — hourly funded plan	7.90%	8.40%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	5.40%	5.70%
Rate of pension-in-payment increases	3.40%	3.50%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.70%	6.45%
Expected return on plan assets	6.56%	5.95%
Rate of pension-in-payment increases	3.50%	2.70%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate	4.95%	5.45%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.45%	6.90%
Rate of compensation increases	N/A	N/A

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

	2010	2009

Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	8.00%	8.00%
Prescription drugs claims	8.50%	9.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2018	2016
Prescription drugs claims	2018	2018

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.4	(2.1)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2010 and 2009, and current target asset allocation for 2011, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2010	2009

Asset Category
Equity securities	65.9%	67.6%	67.5%
Debt securities	29.1%	27.6%	27.8%
Real estate	5.0%	3.9%	3.8%
Cash	—	0.9%	0.9%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2010 and 2009, and current target asset allocation for 2011, by asset category, are as follows:

		Plan Assets at
		December 31
	Target	2010	2009

Asset Category
Equity securities and real estate	36.8%	37.1%	37.7%
Debt securities	63.2%	62.9%	62.3%

	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of GATX’s pension plan assets as of December 31 (in millions):

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$4.0	$4.0	$—	$—
Common stock	10.7	10.7	—	—
Collective trust common stock funds	243.8	—	243.8	—
Fixed income collective trust funds	120.3	—	120.3	—
Real estate investment funds	13.9	—	—	13.9

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$5.1	$5.1	$—	$—
Common stock	8.0	8.0	—	—
Collective trust common stock funds	219.4	—	219.4	—
Fixed income collective trust funds	109.8	—	109.8	—
Real estate investment funds	12.7	—	—	12.7

Money market funds, collective trust common stock funds, and fixed income collective trust funds are valued at their NAVs, which are provided by their respective administrators. Money market funds are highly liquid investments with a maturity of three months or less when purchased. Common stocks are traded in an active exchange market and are valued at the last reported sales price on the last business day of the plan year. Collective trust common stock funds are valued based on the market value of the underlying securities, which are traded on an active exchange market. The fixed income collective trust funds are valued based on the market value of the underlying securities, which are traded in the over-the-counter market and valued at the bid price from market makers dealing in those particular securities. Real estate investment funds invest in U.S. commercial real estate. The fair values of the investments have been estimated using the NAV provided by the administrators of the funds, which is based on the market value of the underlying real estate as determined by independent appraisal. Redemptions from the real estate funds are available upon either 45 or 60 days notice prior to the end of a quarter. Redemptions may be limited and/or delayed by a lack of liquidity in the funds.

The table below lists the summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31 (in millions):

	2010	2009

Beginning balance	$12.7	$17.4
Income	0.9	0.9
Realized losses	(0.7)	—
Unrealized change in fair value of investments	1.1	(4.9)
Fees and expenses	(0.1)	(0.1)
Redemptions	—	(0.6)

Ending balance	$13.9	$12.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GATX expects to contribute $2.0 million to its pension plans (domestic and foreign) and $5.0 million to its other post-retirement benefit plans in 2011. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Qualified	Nonqualified	Other
	Plans	Plans	Benefits

2011	$25.4	$3.9	$4.7
2012	25.9	4.0	4.6
2013	25.4	4.0	4.5
2014	26.1	4.2	4.3
2015	26.7	4.3	4.1
Years 2016-2020	137.5	25.1	17.5

	$267.0	$45.5	$39.7

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2011	$0.5
2012	0.5
2013	0.5
2014	0.4
2015	0.4
Years 2016-2020	1.9

$4.2

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were zero, $1.5 million, and $1.5 million for 2010, 2009, and 2008, respectively.

NOTE 11.	Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (the “2004 Plan”). As of December 31, 2010, 3.5 million shares of common stock were authorized under the 2004 Plan and 1.3 million shares were available for future issuance. The 2004 Plan provides for the granting of nonqualified stock options, stock appreciation rights (“SAR”s), restricted stock and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phantom stock awards. GATX recognizes compensation expense for these awards in selling, general and administrative expenses over the service period of each award. For 2010, 2009 and 2008, share-based compensation expense was $8.0 million, $6.1 million and $9.4 million, respectively, and related tax benefits were $3.0 million, $2.3 million and $3.5 million, respectively. These awards are more fully described below.

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

The assumptions GATX used in valuing SAR awards were:

•	Valuation and Vesting Period — GATX values SARs using the Black-Scholes model. The Black-Scholes model is one of the most frequently referenced models used to value options and was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. SAR grants vest in 1/3 increments over three years.

•	Expected Life — The expected life of SARs represents the period of time they are expected to be outstanding. GATX estimates expected life based on historical exercise patterns and post-vesting terminations.

•	Expected Volatility — GATX estimates the expected volatility of SARs at the date of grant based on the historical volatility of its stock price. Historical volatilities are calculated based on the historical prices of GATX’s stock price over a period equal to the expected life of the SARs.

•	Risk-Free Interest Rate — The risk-free interest rate is the implied yield in effect at the time of grant based on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected life of the SARs.

•	Dividends — GATX’s options/SARs are dividend participating, therefore the value of each award also reflects the present value of the dividends expected to be paid during the estimated life of the SAR. The inputs to the present value calculation are the dividend rate at the time of grant, the risk-free interest rate and the expected life of the SAR. Dividends accrue on all options/SARs granted under the 2004 Plan and are paid upon vesting. Dividends continue to be paid until the options/SARs are exercised, cancelled or expire.

The assumptions GATX used to estimate the fair value of its SAR awards and the weighted average estimated fair value were:

	2010	2009	2008

Weighted average fair value of SAR	$11.13	$7.35	$12.17
Annual dividend rate	$1.12	$1.12	$1.08
Expected life of SAR, in years	4.3	4.3	4.4
Risk-free interest rate	2.00%	1.72%	2.39%
Dividend yield	4.30%	6.60%	3.00%
Expected stock price volatility	41.78%	35.98%	29.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain data with respect to stock options/SARs activity for the year ended December 31, 2010, were:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options/SARs	Exercise	Contractual Term	Value
	(In thousands)	Price	(Years)	(In thousands)

Outstanding at beginning of the year	1,950	$31.46
Granted	369	26.19
Exercised	(121)	24.37		$1,032
Forfeited/Cancelled	(19)	24.45
Expired	(208)	36.27

Outstanding at end of the year	1,971	30.47	3.5	13,606

Vested and Exercisable at end of the year	1,268	33.93	2.4	5,709

*	Less than $0.1 million.

The total intrinsic value of options/SARs exercised during the years ended December 31, 2010, 2009 and 2008 was $1.0 million, immaterial and $2.5 million, respectively. As of December 31, 2010, there was $3.7 million of unrecognized compensation expense related to nonvested SARs, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock and Performance Share Awards

Restricted stock entitles the recipient to receive a specified number of restricted shares of common stock. Restricted shares of common stock carry all dividend and voting rights, but are not transferable prior to the expiration of a specified restriction period, generally three years, as determined by the Compensation Committee of the Board of Directors (“Compensation Committee”). Dividends accrue on all restricted shares and are paid upon vesting. Compensation expense is recognized for these awards over the applicable restriction period.

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

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2010, there was $3.3 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2010, were:

		Weighted Average
		Grant-
	Number of Share	Date Fair
	Units Outstanding	Value

Restricted Stock:
Nonvested at beginning of the year	188,597	$30.61
Granted	74,440	26.13
Vested	(52,245)	45.82
Forfeited	(9,916)	24.41

Nonvested at end of the year	200,876	25.30

Performance Shares:
Nonvested at beginning of the year	28,197	$17.40
Granted	75,730	25.96
Net increase due to estimated performance	37,010	31.17
Vested	(29,020)	36.29

Nonvested at end of the year	111,917	22.85

The total fair value of restricted stock and performance shares vested during the years ended December 31, 2010, 2009 and 2008, was $2.5 million, $1.8 million and $4.4 million, respectively.

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a component of their compensation for service on GATX’s Board of Directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2010, GATX granted 26,701 units of phantom stock and 163,477 units were outstanding as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATX’s deferred tax liabilities and assets as of December 31 were (in millions):

	2010	2009

Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$631.7	$617.7
Leveraged leases	117.7	126.3
Investments in affiliated companies	74.9	72.9
Lease accounting (other than leveraged)	48.8	19.2
Other	1.6	4.5

Total deferred tax liabilities	874.7	840.6
Deferred Tax Assets
Alternative minimum tax credit	11.6	11.6
Federal net operating loss	24.6	—
Foreign tax credit	17.0	19.8
Valuation on foreign tax credit	(17.0)	(19.8)
State net operating loss	39.7	40.5
Valuation on state net operating loss	(17.5)	(21.7)
Accruals not currently deductible for tax purposes	19.6	22.7
Allowance for possible losses	4.4	4.8
Pension and post-retirement benefits	25.3	36.5
Other	16.4	15.6

Total deferred tax assets	124.1	110.0

Net deferred tax liabilities	$750.6	$730.6

At December 31, 2010, GATX had a U.S. federal tax net operating loss carryforward of $70.3 million, which expires in 2030. GATX also had an alternative minimum tax credit of $11.6 million that has an unlimited carryforward period.

At December 31, 2010, GATX had foreign tax credits of $17.0 million that are scheduled to expire beginning in 2011. A $17.0 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize these credits. GATX also had state net operating loss carryforwards of $39.7 million that are scheduled to expire at various times beginning in 2012. A $17.5 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize all of these losses. Utilization of future tax credits and net operating losses will be dependent on a number of variables, including the amount of taxable income, foreign source income attributes and state apportionment factors.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows (in millions):

	2010	2009

Beginning balance	$54.8	$53.0
Additions to positions for prior years, including interest	2.6	1.8
Reductions due to resolution of audit issues	(14.7)	—

Ending balance	$42.7	$54.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized state tax benefits of $0.2 million and unrecognized foreign tax benefits of $0.4 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2010, the Company settled several open audit years in both federal and foreign jurisdictions resulting in the release of unrecognized benefits totaling $14.7 million. As of December 31, 2010, the gross liability for unrecognized tax benefits included $1.0 million related to interest. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise reduced with respect to uncertain tax positions, any required adjustment will be recorded as a reduction of income tax expense.

If fully recognized, GATX’s gross liability for unrecognized tax benefits of $42.7 million would decrease income tax expense by $23.3 million ($21.2 million net of federal tax benefits).

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. With the exception of certain amended tax returns related to tax credit claims in prior years, all examinations with respect to GATX’s U.S. tax returns for years prior to 2006 have been closed. The Company is currently being audited by the IRS for years 2006 — 2008. The Company and its subsidiaries are also undergoing audits in various state and foreign jurisdictions.

The components of income before income taxes for the years ending December 31 consisted of (in millions):

	2010	2009	2008

Domestic	$25.0	$35.4	$135.3
Foreign	72.4	72.5	132.3

	$97.4	$107.9	$267.6

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for the years ending December 31 consisted of (in millions):

	2010	2009	2008

Current
Domestic:
Federal	$(0.2)	$(10.4)	$(0.2)
State and local	0.8	—	(0.2)

	0.6	(10.4)	(0.4)
Foreign	5.0	12.9	16.4

	5.6	2.5	16.0
Deferred
Domestic:
Federal	3.9	12.3	44.2
State and local	0.8	1.9	(2.0)

	4.7	14.2	42.2
Foreign	6.3	9.8	14.6

	11.0	24.0	56.8

Income taxes	$16.6	$26.5	$72.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate for the years ending December 31 were (in millions):

	2010	2009	2008

Income taxes at federal statutory rate	$34.1	$37.8	$93.7
Adjust for effect of:
Foreign tax credits	—	(7.4)	—
Foreign income tax rates	(4.5)	(1.4)	(16.2)
Foreign income tax rate change	(1.9)	(1.4)	—
Resolution of audit issues	(9.5)	—	(6.8)
Corporate owned life insurance	(2.4)	(0.8)	(0.9)
State income taxes	0.1	1.2	2.9
Other	0.7	(1.5)	0.1

Income taxes	$16.6	$26.5	$72.8

Effective income tax rate	17.1%	24.6%	27.2%

The 2010 effective income tax rate was impacted by a $1.9 million favorable tax adjustment resulting from a reduction in the statutory tax rates in the United Kingdom. Additionally, the effective income tax rate was impacted by $9.5 million of net tax benefits, the majority of which were attributable to the resolution of various foreign, federal and state tax issues. The 2009 effective income tax rate was impacted by recognized foreign tax credits. The adjustment for foreign income tax rates reflects the impact of lower tax rates on earnings from foreign subsidiaries and affiliates.

State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total worldwide income.

NOTE 13.	Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 24% of total revenues are generated from customers in the petroleum industry, 22% from the chemical industry and 12% from each of the food/agriculture and transportation industries. GATX’s foreign identifiable revenues were primarily generated in the countries of Canada, Germany, Poland, Mexico and Austria. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2010, 2009 and 2008.

Concentration of Credit Risk — The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2010, 2009 and 2008. Under its lease agreements with lessees, GATX typically retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. GATX performs a credit evaluation prior to approval of a lease contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio.

Concentration of Labor Force — As of December 31, 2010, 48% of GATX employees were covered by union contracts and 17% of GATX employees were covered by union contracts that will expire within the next year. The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers. Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the United Steelworkers, Local 5000, as the case may be.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Commercial Commitments

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

The following table shows GATX’s commercial commitments as of December 31 (in millions):

	2010	2009

Affiliate guarantees	$30.0	$38.1
Asset residual value guarantees	48.0	49.5
Lease payment guarantees	52.7	59.2
Other	—	77.8

Total guarantees(a)	130.7	224.6
Standby letters of credit and bonds	11.5	13.8

	$142.2	$238.4

(a)	At December 31, 2010, the carrying value of liabilities on the balance sheet for guarantees was $7.3 million. The expirations of these guarantees range from 2011 to 2019. GATX is not aware of any event that would require it to satisfy these guarantees.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

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

Other in 2009 consisted of GATX’s potential reimbursement obligation to Airbus S.A.S. (“Airbus”) for amounts Airbus may have been required to pay to GATX Flightlease Aircraft Ltd. (“GFAC”), a joint venture partially owned by GATX, in connection with an aircraft purchase contract entered into by GFAC and Airbus in 2001. The aircraft purchase contract and other agreements relating thereto had been the subject of various litigation proceedings, which were resolved in the second quarter of 2010.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2010, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Earnings per Share

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

The following table sets forth the computation of basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2010	2009	2008

Numerator:
Net income	$80.8	$81.4	$194.8
Less: Dividends paid and accrued on preferred stock	*	*	*

Numerator for basic earnings per share — income available to common shareholders	$80.8	$81.4	$194.8
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*	*
After-tax interest expense on convertible securities	0.2	1.3	3.3

Numerator for diluted earnings per share — income available to common shareholders	$81.0	$82.7	$198.1
Denominator:
Denominator for basic earnings per share — weighted average shares	46.1	46.6	47.6
Effect of dilutive securities:
Equity compensation plans	0.5	0.4	0.5
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	0.3	1.7	2.8

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.0	48.8	51.0
Basic earnings per share	$1.75	$1.74	$4.09

Diluted earnings per share	$1.72	$1.70	$3.88

*	Less than $0.1 million.

NOTE 16.	Goodwill

Goodwill was $92.7 million and $97.5 million as of December 31, 2010 and 2009, respectively. In the fourth quarter of 2010, GATX performed a review for impairment of goodwill, concluding that goodwill was not impaired. For 2010 and 2009, changes in the carrying amount of GATX’s goodwill, all of which pertains to Rail, were the result of changes in foreign currency exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Allowance for Possible Losses

The following summarizes changes in the allowance for possible losses at December 31 (in millions):

	2010	2009

Beginning balance	$13.4	$18.6
(Reversal) provision for losses	(1.1)	(3.2)
Charges to allowance	(1.1)	(2.2)
Recoveries and other, including foreign exchange adjustments	0.4	0.2

Ending balance	$11.6	$13.4

The allowance for possible losses is comprised of allowances for trade receivables and specific allowances for finance leases. As of December 31, 2010, allowances for trade receivables were $2.2 million or 3.0% of rent and other receivables compared to $2.5 million or 3.6% at December 31, 2009. Specific allowances for finance leases were $9.4 million at December 31, 2010, compared to $10.9 million at December 31, 2009.

NOTE 18.	Other Assets and Other Liabilities

The following table summarizes the components of Other Assets reported on the consolidated balance sheets as of December 31 (in millions):

	2010	2009

Inventory	$39.3	$39.2
Office furniture, fixtures and other equipment, net of accumulated depreciation	33.0	33.0
Derivatives	17.6	15.6
Deferred financing costs	14.5	19.3
Other investments	13.6	17.9
Prepaid items	8.7	8.8
Other	60.8	49.7

	$187.5	$183.5

The following table summarizes the components of Other Liabilities reported on the consolidated balance sheets as of December 31 (in millions):

	2010	2009

Accrued operating lease expense	$74.9	$88.0
Pension and other post-retirement liabilities	67.1	97.0
Deferred gains on sale-leasebacks	37.4	30.7
Unrecognized tax benefits	21.3	34.6
Environmental reserves	19.3	24.1
Deferred income	14.4	11.3
Derivatives	5.1	4.2
Other	47.5	47.5

	$287.0	$337.4

NOTE 19.	Shareholders’ Equity

On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. There were no stock repurchases in 2010. In 2009, 2.8 million shares were acquired for $55.1 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2008, 2.1 million shares were acquired for $76.5 million. The repurchased shares were recorded as treasury stock under the cost method.

In January 2010, GATX called the remaining outstanding balance of its convertible notes for redemption. For further information regarding the convertible notes, see Note 8.

In accordance with GATX’s certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2010, 65.5 million shares were issued and 46.4 million shares were outstanding.

A total of 3.6 million shares of common stock were reserved as of December 31, 2010, for the following:

Shares
(In millions)

Conversion of outstanding preferred stock	0.1
Incentive compensation programs	3.5
Employee service awards	*

3.6

*	Less than 0.1 million.

The reserve for incentive compensation programs consists of shares authorized and available for future issuance under the GATX Corporation 2004 Equity Incentive Compensation Plan. See Note 11 for additional information.

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2010 and 2009, 16,694 and 17,046 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2010 and 2009, the aggregated liquidation preference of both series of preferred stocks was $1.0 million.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign		Unrealized	Post-
	Currency	Unrealized	Loss on	Retirement
	Translation	Gain (Loss)	Derivative	Benefit
	Gain (Loss)	on Securities	Instruments	Plans	Total

Balance at December 31, 2007	$134.5	$0.2	$(23.2)	$(25.3)	$86.2
Change in component	(78.4)	(2.3)	6.6	(107.1)	(181.2)
Reclassification adjustments into earnings	—	0.1	(32.1)	(0.2)	(32.2)
Income tax effect	—	0.4	1.3	40.3	42.0

Balance at December 31, 2008	56.1	(1.6)	(47.4)	(92.3)	(85.2)
Change in component	18.3	(0.1)	(8.6)	(21.3)	(11.7)
Reclassification adjustments into earnings	—	—	8.0	1.2	9.2
Income tax effect	—	—	(4.2)	7.4	3.2

Balance at December 31, 2009	74.4	(1.7)	(52.2)	(105.0)	(84.5)
Change in component	(28.4)	1.4	(12.2)	3.7	(35.5)
Reclassification adjustments into earnings	—	—	9.2	4.5	13.7
Income tax effect	—	(0.1)	(0.5)	(3.1)	(3.7)

Balance at December 31, 2010	$46.0	$(0.4)	$(55.7)	$(99.9)	$(110.0)

NOTE 21.	Foreign Operations

Revenues and identifiable assets are determined to be foreign or domestic based upon location of the customer. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, 10% of the Company’s identifiable assets were in each of Canada and Germany. At December 31, 2009, 12% of the Company’s identifiable assets were in Canada. At December 31, 2008, 11% of the Company’s identifiable assets were in Germany.

The table below presents certain GATX data for the years ending or as of December 31 (in millions):

	2010	2009	2008

Revenues
Foreign	$269.6	$227.0	$314.4
United States	897.2	897.9	1,038.1

	$1,166.8	$1,124.9	$1,352.5

Identifiable Balance Sheet Assets
Foreign	$1,806.8	$1,781.6	$1,774.7
United States	3,635.6	3,424.8	3,415.8

	$5,442.4	$5,206.4	$5,190.5

NOTE 22.	Legal Proceedings and Other Contingencies

Legal — Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, PKP’s claims for damages totaled approximately PLN 139.1 million, or $47.0 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). The cause of the accident remains under investigation by various Italian authorities, including the Public Prosecutors of Lucca (“Public Prosecutors”), who have formally notified GATX Rail Austria and two subsidiaries, as well as several employees, that they are under criminal investigation. In conjunction with these notifications, the Public Prosecutors have disclosed to GATX Rail Austria various investigative reports by the Police, the Italian Railway and consultants for certain parties allegedly damaged by the accident. These reports assert that the derailment was a result of a crack in an axle on one of the tank cars, which broke and caused the derailment. GATX Rail Austria and its subsidiaries continue to cooperate with the authorities. GATX Rail Austria has received direct notices of claims from approximately 200 persons and companies who allegedly suffered damages as a result of the accident. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Prosecutors have been notified that a larger number of individuals and companies (about 350) allege damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle claims. The Company cannot predict either the outcome of the ongoing investigations by the Italian authorities or what other legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. The Company has not established any accruals for potential liability related to this accident.

Other Litigation

GATX and its subsidiaries have been named as defendants in other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers’ compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages.

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 28, 2011, there were 858 asbestos-related cases pending against the Company and its subsidiaries. Of the total number of pending cases, 826 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2010, 16 new cases were filed, and 396 cases were dismissed or settled for an immaterial amount. In addition, demand has been made against the Company for asbestos-related claims under limited indemnities given in connection with the sale of certain former subsidiaries of the Company. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

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

Accruals and Reserves

Including the specific accrual amounts discussed above, the Company has recorded accruals totaling $17.1 million at December 31, 2010, for losses related to those litigation matters the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

Environmental

The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s real estate holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally contributes to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at three Superfund sites for which investigation and remediation payments have yet to be determined.

At the time a potential environmental issue is identified, initial reserves for environmental liability are established when such liability is probable and a reasonable estimate of associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that the Company’s internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GATX has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, reserves are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GATX conducts a quarterly environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. GATX does not believe that a liability exists for known environmental risks beyond what has been provided for in its environmental reserves.

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 18 sites, including the Superfund sites, at which it is contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2010, GATX has recorded accruals of $19.3 million for remediation and restoration of all known sites. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Recorded liabilities include GATX’s best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GATX’s cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties’ participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GATX’s financial position or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present certain segment data for the years ended December 31, 2010, 2009 and 2008 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2010 Profitability
Revenues
Lease income	$813.3	$56.1	$4.1	$—	$873.5
Marine operating revenue	—	—	185.3	—	185.3
Asset remarketing income	17.4	14.0	—	—	31.4
Other income	72.3	1.0	0.2	3.1	76.6

Total revenues	903.0	71.1	189.6	3.1	1,166.8
Share of affiliates’ earnings	1.2	36.9	—	—	38.1

Total gross income	904.2	108.0	189.6	3.1	1,204.9
Depreciation	188.8	17.5	10.7	—	217.0
Interest expense, net	127.1	28.2	8.3	3.5	167.1
Operating lease expense	139.1	1.4	—	(0.3)	140.2

Total ownership costs	455.0	47.1	19.0	3.2	524.3
Other costs and expenses	298.6	12.2	142.0	(4.4)	448.4

Segment profit	$150.6	$48.7	$28.6	$4.3	232.2
SG&A					134.8

Income before income taxes					97.4
Income taxes					16.6

Net income					$80.8

Selected Balance Sheet Data
Investments in affiliated companies	$141.0	$345.1	$—	$—	$486.1
Identifiable assets	$4,292.4	$741.0	$271.3	$137.7	$5,442.4
Capital Expenditures
Portfolio investments and capital additions	$474.6	$97.4	$9.0	$4.1	$585.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2009 Profitability
Revenues
Lease income	$844.5	$56.5	$4.1	$—	$905.1
Marine operating revenue	—	—	128.4	—	128.4
Asset remarketing income	14.0	15.8	—	—	29.8
Other income	57.9	2.4	0.2	1.1	61.6

Total revenues	916.4	74.7	132.7	1.1	1,124.9
Share of affiliates’ earnings	(10.1)	39.1	—	—	29.0

Total gross income	906.3	113.8	132.7	1.1	1,153.9
Depreciation	189.1	18.6	10.0	—	217.7
Interest expense, net	128.7	26.8	9.0	3.0	167.5
Operating lease expense	135.5	1.4	—	(0.3)	136.6

Total ownership costs	453.3	46.8	19.0	2.7	521.8
Other costs and expenses	283.9	15.4	97.6	(0.5)	396.4

Segment profit (loss)	$169.1	$51.6	$16.1	$(1.1)	235.7
SG&A					127.8

Income before income taxes					107.9
Income taxes					26.5

Net income					$81.4

Selected Balance Sheet Data
Investments in affiliated companies	$120.9	$331.3	$—	$—	$452.2
Identifiable assets	$4,157.7	$672.9	$269.2	$106.6	$5,206.4
Capital Expenditures
Portfolio investments and capital additions	$345.3	$119.5	$7.2	$8.4	$480.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated

2008 Profitability
Revenues
Lease income	$872.5	$58.6	$4.2	$—	$935.3
Marine operating revenue	—	—	267.1	—	267.1
Asset remarketing income	31.3	23.3	—	—	54.6
Other income	93.6	4.7	0.2	(3.0)	95.5

Total revenues	997.4	86.6	271.5	(3.0)	1,352.5
Share of affiliates’ earnings	17.8	72.8	—	—	90.6

Total gross income	1,015.2	159.4	271.5	(3.0)	1,443.1
Depreciation	178.4	17.1	13.2	—	208.7
Interest expense, net	118.1	19.0	9.6	1.8	148.5
Operating lease expense	143.5	2.0	—	(0.3)	145.2

Total ownership costs	440.0	38.1	22.8	1.5	502.4
Other costs and expenses	265.7	15.4	222.5	0.6	504.2

Segment profit (loss)	$309.5	$105.9	$26.2	$(5.1)	436.5
SG&A					168.9

Income before income taxes					267.6
Income taxes					72.8

Net income					$194.8

Selected Balance Sheet Data
Investments in affiliated companies	$149.7	$249.6	$—	$—	$399.3
Identifiable assets	$4,114.8	$648.2	$275.3	$152.2	$5,190.5
Capital Expenditures
Portfolio investments and capital additions (a)	$587.2	$163.3	$7.6	$23.0	$781.1

(a)	Rail investments include the assumption of $188.0 million of nonrecourse debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	In millions, except per share data

2010
Gross income	$281.9	$294.8	$314.4	$313.8	$1,204.9
Net income	$18.7	$21.5	$21.1	$19.5	$80.8
Per Share Data:(a)
Basic	$0.41	$0.47	$0.45	$0.42	$1.75
Diluted	$0.40	$0.46	$0.45	$0.42	$1.72
2009
Gross income	$264.4	$288.8	$292.2	$308.5	$1,153.9
Net income	$27.6	$12.7 (b)	$19.6	$21.5	$81.4
Per Share Data:(a)
Basic	$0.57	$0.27	$0.43	$0.47	$1.74
Diluted	$0.56	$0.27	$0.42	$0.45	$1.70

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(b)	The decrease from the first quarter 2009 is due to lower asset remarketing at Specialty and the absence of a deferred tax benefit recorded in the first quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements and schedule of GATX Corporation and subsidiaries and our report dated February 23, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois
February 23, 2011

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Election to the Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 11, 2011, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 11, 2011, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 11, 2011, which sections are incorporated herein by reference.

Equity Compensation Plan Information (as of December 31, 2010):

	Number of Securities				Number of Securities Remaining
	to be Issued		Weighted-Average		Available for Future Issuance
	Upon Exercise of		Exercise Price of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity Compensation Plans Approved by Shareholders	2,319,651	(1)	$30.47	(2)	1,273,698
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	2,319,651				1,273,698

(1)	Consists of 1,970,817 stock options outstanding, 111,917 performance shares, 73,440 restricted shares and 163,477 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted stock or phantom stock units.

See Note 11 to the consolidated financial statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 11, 2011, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 11, 2011, which sections are incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

2. Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	102

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
February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney February 23, 2011		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert C. Lyons Robert C. Lyons February 23, 2011		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William M. Muckian William M. Muckian February 23, 2011		Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Anne L. Arvia		Director
Richard Fairbanks		Director
Deborah M. Fretz		Director
Ernst A. Häberli		Director
Mark G. McGrath		Director
James B. Ream		Director
David S. Sutherland		Director
Casey J. Sylla		Director

By	/s/ Deborah A. Golden Deborah A. Golden February 23, 2011	Senior Vice President, General Counsel and Secretary (Attorney in Fact)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS

	Year Ended December 31
	2010	2009
	In millions

Assets
Cash and cash equivalents	$48.9	$28.1
Operating assets and facilities, net	2,154.0	2,048.8
Investment in subsidiaries	1,599.1	1,580.6
Other assets	520.6	434.8

Total Assets	$4,322.6	$4,092.3

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$48.4	$79.3
Debt	2,571.8	2,304.4
Other liabilities	576.9	590.0

Total Liabilities	3,197.1	2,973.7
Total Shareholders’ Equity	1,125.5	1,118.6

Total Liabilities and Shareholders’ Equity	$4,322.6	$4,092.3

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
	In millions

Gross Income
Lease income	$458.9	$490.7	$506.0
Other income	77.2	87.5	105.3

Total Gross Income	536.1	578.2	611.3
Ownership Costs
Depreciation	110.2	118.7	108.3
Interest expense, net	74.0	82.3	77.8
Operating lease expense	101.3	97.6	96.9

Total Ownership Costs	285.5	298.6	283.0
Other Costs and Expenses
Maintenance expense	167.8	176.4	152.5
Selling, general and administrative	97.2	88.6	129.0
Other	25.3	24.6	28.7

Total Other Costs and Expenses	290.3	289.6	310.2

(Loss) Income before Income Taxes and Equity in Net Income of Subsidiaries	(39.7)	(10.0)	18.1
Income Taxes	(18.4)	(3.2)	(6.4)

(Loss) Income before Equity in Net Income of Subsidiaries	(21.3)	(6.8)	24.5
Income of Subsidiaries	97.8	100.3	174.2

Net Income	$76.5	$93.5	$198.7

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	In millions

Operating Activities
Net cash provided by operating activities	$92.8	$232.6	$192.5
Investing Activities
Capital additions	(417.1)	(340.1)	(465.0)
Proceeds from sale-leaseback	79.0	45.7	—
Portfolio proceeds and other	65.4	66.5	122.4
Purchases of leased-in assets	(5.3)	(10.7)	—
Capital contributions to subsidiaries, net	—	(30.8)	—

Net cash used in investing activities	(278.0)	(269.4)	(342.6)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(286.3)	(435.4)	(151.0)
Net increase (decrease) in debt with original maturities of 90 days or less	58.6	(78.1)	(134.2)
Proceeds from issuances of debt (original maturities longer than 90 days)	493.5	636.1	582.9
Stock repurchases	—	(55.1)	(76.5)
Employee exercises of stock options	2.5	—	7.4
Cash dividends	(53.5)	(53.6)	(51.7)
Other	(8.8)	(13.0)	(4.4)

Net cash provided by financing activities	206.0	0.9	172.5

Net increase (decrease) in cash and cash equivalents during the period	20.8	(35.9)	22.4
Cash and Cash Equivalents at beginning of period	28.1	64.0	41.6

Cash and Cash Equivalents at end of period	$48.9	$28.1	$64.0

Total Cash Distributions from Subsidiaries	$57.3	$—	$19.5

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2010	2009	2008
	In millions

Net income	$76.5	$93.5	$198.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	(28.4)	18.3	(78.4)
Unrealized (loss) gain on securities	1.3	(0.1)	(1.8)
Unrealized loss on derivative instruments	(3.5)	(4.8)	(24.2)
Post retirement benefit plans	5.1	(12.7)	(67.0)

Other comprehensive (loss) income	(25.5)	0.7	(171.4)

Comprehensive Income	$51.0	$94.2	$27.3

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

EXHIBIT INDEX

Exhibit
Number		Exhibit Description	Page

Filed with this Report:
10	.2.iv	Seventh Amendment of GATX Corporation 1995 Long-Term Incentive Compensation Plan effective October 22, 2010.*
10	.7.ii	Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*
12		Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
31.1		Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2		Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32		Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
Incorporated by Reference:
2.1		Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
2.2		Supplemental Agreement dated as of November 30, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.3		Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.3 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.4		Third Supplemental Agreement dated as of January 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.4 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.5		Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.5 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.6		Fifth Supplemental Agreement dated as of February 6, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.6 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, file number 1-2328.
2.7		Sixth Supplemental Agreement dated as of May 16, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.

Exhibit
Number	Exhibit Description	Page

2.8	Seventh Supplemental Agreement dated as of May 29, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing Limited, incorporated by reference to Exhibit 2.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, file number 1-2328.
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.3 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated February 11, 2011, file number 1-2328.
4.1	Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation’s Form S-3, file number 33-30300.
4.2	Supplemental Indenture dated as of December 18, 1991 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation’s Form S-3, file number 33-64474.
4.3	Second Supplemental Indenture dated as of January 2, 1996 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.3 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.4	Third Supplemental Indenture dated as of October 14, 1997 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.4 to GATX Capital Corporation’s Form 8-K dated October 15, 1997, file number 1-8319.
4.5	Indenture dated as of October 1, 1987 between General American Transportation Corporation and The Chase Manhattan Bank (National Association) is incorporated herein by reference to General American Transportation Corporation’s Form S-3, file number 33-17692.
4.6	First Supplemental Indenture dated as of May 15, 1988 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4.7	Second Supplemental Indenture dated as of March 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated March 15, 1990, file number 2-54754.
4.8	Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation Corporation and The Chase Manhattan Bank is incorporated herein by reference to General American Transportation Corporation’s Form 8-K dated June 29, 1990, file number 2-54754.
4.9	Fourth Supplemental Indenture dated as of June 15, 1996 between General American Transportation Corporation and the Chase Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation’s Form 8-K dated January 26, 1996, file number 2-54754.
4.10	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.
4.11	Indenture dated as of August 15, 2003 between GATX Corporation, GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated November 13, 2003, file number 33-110451.

Exhibit
Number	Exhibit Description	Page

4.12	Indenture dated as of February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.12 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.
4.13	Indenture dated as of November 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to GATX’s Form 8-K dated November 3, 2008, file number 1-2328.
10.1	Amended and Restated Five Year Credit Agreement dated as of May 15, 2007 between GATX Corporation, the lenders listed therein, and Citibank, N.A., as Administrative Agent is incorporated herein by reference to GATX’s Form 8-K dated May 16, 2007, file number 1-8319.
10.2	GATX Corporation 1995 Long-Term Incentive Compensation Plan (as amended and restated) is incorporated herein by reference to the Appendix to the Definitive Proxy Statement filed on March 17, 1999 in connection with GATX’s 1999 Annual Meeting of Shareholders, file number 1-2328.*

i. Fourth Amendment of said Plan effective June 9, 2000, and Fifth Amendment of said Plan effective January 26, 2001, are incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328.*

ii. Sixth Amendment of said Plan effective as of July 27, 2001 is incorporated herein by reference to Exhibit 10B to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, file number 1-2328.*

iii. Amendment of said Plan effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

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

10.20	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

Exhibit
Number	Exhibit Description	Page

10.21	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, William J. Hasek, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*
10.22	Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.
10.23	Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*
10.24	Form of GATX Corporation Performance Share Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.24 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*
10.25	GATX Corporation Restricted Common Stock Agreement between GATX Corporation and Michael Brooks entered into as of January 7, 2008, is incorporated herein by reference to Exhibit 10.25 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*
99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*
99.2	Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements