Form 10-Q
period 2011-03-31
GATX CORP
filed 2011-04-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, 46.4 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	March 31	December 31
	2011	2010
Assets
Cash and Cash Equivalents	$53.9	$78.5
Restricted Cash	54.7	56.6
Receivables
Rent and other receivables	63.6	71.1
Finance leases	333.8	347.7
Less: allowance for possible losses	(11.6)	(11.6)

	385.8	407.2
Operating Assets and Facilities
Rail (includes $123.6 and $123.7 relating to a consolidated VIE at March 31, 2011 and December 31, 2010, respectively)	5,593.4	5,513.6
Specialty	288.8	280.8
ASC	394.2	389.1
Less: allowance for depreciation (includes $15.0 and $13.6 relating to a consolidated VIE at March 31, 2011 and December 31, 2010, respectively)	(2,086.7)	(2,049.7)

	4,189.7	4,133.8

Investments in Affiliated Companies	524.6	486.1
Goodwill	96.7	92.7
Other Assets	193.3	187.5

Total Assets	$5,498.7	$5,442.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$126.4	$114.6
Debt
Commercial paper and borrowings under bank credit facilities	175.8	115.6
Recourse	2,810.6	2,801.8
Nonrecourse (includes $53.5 and $56.2 relating to a consolidated VIE at March 31, 2011 and December 31, 2010, respectively)	193.1	217.2
Capital lease obligations	40.6	41.9

	3,220.1	3,176.5

Deferred Income Taxes	759.0	750.6
Other Liabilities	239.5	287.0

Total Liabilities	4,345.0	4,328.7

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,644 and 16,694 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2011 and December 31, 2010, respectively, aggregate liquidation preference of $1.0)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,513,444 and 65,482,950 shares issued and 46,390,924 and 46,360,430 shares outstanding as of March 31, 2011 and December 31, 2010, respectively)	40.9	40.9
Additional paid in capital	630.0	626.2
Retained earnings	1,122.7	1,116.9
Accumulated other comprehensive loss	(79.6)	(110.0)
Treasury stock at cost (19,122,520 shares at March 31, 2011 and December 31, 2010)	(560.3)	(560.3)

Total Shareholders’ Equity	1,153.7	1,113.7

Total Liabilities and Shareholders’ Equity	$5,498.7	$5,442.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	March 31
	2011	2010
Gross Income
Lease income	$224.8	$221.2
Marine operating revenue	11.1	8.3
Asset remarketing income	8.9	14.4
Other income	20.2	19.7

Revenues	265.0	263.6
Share of affiliates’ earnings	17.1	18.3

Total Gross Income	282.1	281.9

Ownership Costs
Depreciation	52.3	51.7
Interest expense, net	42.9	42.6
Operating lease expense	34.6	34.6

Total Ownership Costs	129.8	128.9

Other Costs and Expenses
Maintenance expense	69.3	67.8
Marine operating expense	8.9	6.4
Selling, general and administrative	36.4	33.5
Other expense	11.9	19.0

Total Other Costs and Expenses	126.5	126.7

Income before Income Taxes	25.8	26.3
Income Taxes	5.9	7.6

Net Income	$19.9	$18.7

Per Share Data
Basic	$0.43	$0.41
Average number of common shares (in millions)	46.3	46.0

Diluted	$0.42	$0.40
Average number of common shares and common share equivalents (in millions)	47.0	47.5

Dividends declared per common share	$0.29	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended
	March 31
	2011	2010
Operating Activities
Net income	$19.9	$18.7

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Gains on sales of assets	(14.4)	(17.1)
Depreciation	55.1	54.3
Asset impairment charges	0.6	4.8
Deferred income taxes	4.3	5.1
Share of affiliates’ earnings, net of dividends	(17.1)	(14.4)
Change in income taxes payable	4.7	(4.5)
Change in accrued operating lease expense	(48.5)	(52.9)
Employee benefit plans	(1.3)	(1.5)
Other	33.5	7.2

Net cash provided by (used in) operating activities	36.8	(0.3)

Investing Activities
Additions to operating assets and facilities	(69.8)	(67.8)
Loans extended	(9.1)	—
Investments in affiliates	(17.2)	(2.3)
Other	(0.1)	(0.1)

Portfolio investments and capital additions	(96.2)	(70.2)
Purchases of leased-in assets	(37.7)	—
Portfolio proceeds	43.5	30.8
Proceeds from sales of other assets	11.3	7.0
Net decrease (increase) in restricted cash	1.9	(0.4)
Other	(0.1)	—

Net cash used in investing activities	(77.3)	(32.8)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	—	259.1
Repayments of debt (original maturities longer than 90 days)	(26.8)	(51.9)
Net increase (decrease) in debt with original maturities of 90 days or less	58.4	(26.9)
Payments on capital lease obligations	(1.4)	(1.4)
Employee exercises of stock options	0.5	0.1
Cash dividends	(14.5)	(13.9)

Net cash provided by financing activities	16.2	165.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	0.1

Net (decrease) increase in Cash and Cash Equivalents during the period	(24.6)	132.1
Cash and Cash Equivalents at beginning of period	78.5	41.7

Cash and Cash Equivalents at end of period	$53.9	$173.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. Description of Business
     GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely-used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).
NOTE 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
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
     Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended
	March 31
	2011	2010
Revenues	$173.5	$176.1
Pre-tax income reported by affiliates	49.1	31.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4. Fair Value Disclosure
     The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$16.1	$—	$16.1	$—
Warrants and foreign exchange rate derivatives (b)	1.4	—	1.4	—
Available for sale equity securities	4.3	4.3	—	—

Liabilities
Interest rate derivatives (a)	4.3	—	4.3	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$17.6	$—	$17.6	$—
Warrants (b)	0.8	—	0.8	—
Available for sale equity securities	4.3	4.3	—	—

Liabilities
Interest rate derivatives (a)	4.6	—	4.6	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

(a)	Designated as hedges

(b)	Not designated as hedges
     Available for sale equity securities are valued based on quoted prices in an active exchange market. Warrants and derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.
     The following table sets forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements as of March 31 (in millions):

	Fair Value of Assets	Carrying Value of Assets	Impairment Losses
2011	$0.7	$1.3	$0.6
2010	3.0	7.8	4.8
     In 2011, impairment losses of $0.6 million related to scrapped wheelsets in Rail’s European fleet. In 2010, impairment losses of $4.8 million related to an industry-wide, regulatory mandate issued by the Association of American Railroads that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars. In each case, the fair value was determined using discounted cash flow methodologies and third-party appraisal data, as applicable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of March 31, 2011 and December 31, 2010, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of March 31, 2011, these derivatives had maturities ranging from 2012-2015.
     Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of March 31, 2011 and December 31, 2010, GATX had 15 instruments and 13 instruments outstanding, respectively, with an aggregate notional amount of $230.0 million and $130.4 million, respectively. As of March 31, 2011, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $6.3 million ($4.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.
     Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2011 was $4.3 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
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
     The income statement and other comprehensive income impacts of GATX’s derivative instruments were (in millions):

		Three Months Ended
		March 31
Derivative Designation	Location of Gain (Loss) Recognized	2011	2010
Fair value hedges (a)	Interest expense	$(2.1)	$2.5
Cash flow hedges	Amount recognized in other comprehensive income (loss) (effective portion)	1.0	(3.4)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(1.9)	(1.8)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(0.4)	(0.4)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	*	*

*	Less than $0.1 million

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Financial Instruments
     The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds were based on the best information available and may include quoted investment fund values. The fair values of fixed and floating rate debt were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investment Funds	$5.6	$8.1	$6.8	$10.2

Liabilities
Recourse fixed rate debt	$2,467.0	$2,606.3	$2,459.3	$2,615.9
Recourse floating rate debt	343.6	343.6	342.5	341.5
Nonrecourse debt	193.1	207.3	217.2	233.0
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
     The following table shows GATX’s commercial commitments as of (in millions):

	March 31	December 31
	2011	2010
Affiliate guarantees	$30.0	$30.0
Asset residual value guarantees	48.9	48.0
Lease payment guarantees	51.2	52.7

Total guarantees (a)	130.1	130.7
Standby letters of credit and bonds	11.0	11.5

	$141.1	$142.2

(a)	At March 31, 2011 and December 31, 2010, the carrying values of liabilities on the balance sheet for guarantees were $7.0 million and $7.3 million, respectively. The expirations of these guarantees range from 2011 to 2019. GATX is not aware of any event that would require it to satisfy these guarantees.
     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease-in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event of default that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.
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
     GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At March 31, 2011, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.
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
     GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The carrying amounts of assets and liabilities of the VIE were (in millions):

	March 31	December 31
	2011	2010
Operating assets, net of accumulated depreciation (a)	$108.6	$110.1
Nonrecourse debt	53.5	56.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.
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
     The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were as follows (in millions):

	March 31, 2011		December 31, 2010
	Net Carrying	Maximum Exposure	Net Carrying	Maximum Exposure
	Amount	to Loss	Amount	to Loss
Investments in affiliates	$64.2	$64.2	$60.9	$60.9
Leveraged leases	73.9	73.9	74.1	74.1
Other investment	0.9	0.9	1.0	1.0

Total	$139.0	$139.0	$136.0	$136.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7. Comprehensive Income
     The components of comprehensive income were as follows (in millions):

	Three Months Ended
	March 31
	2011	2010
Net income	$19.9	$18.7
Other comprehensive income, net of taxes:
Foreign currency translation gain (loss)	20.5	(15.2)
Unrealized gain on securities	—	0.6
Unrealized gain on derivative instruments	8.8	0.9
Post retirement benefit plans	1.1	0.9

Comprehensive income	$50.3	$5.9

NOTE 8. Share-Based Compensation
     In the first quarter of 2011, GATX granted 415,800 stock appreciation rights (“SARs”), 200,026 restricted stock units, 87,570 performance shares and 5,805 phantom stock units. For the three months ended March 31, 2011, total share-based compensation expense was $2.5 million ($1.5 million after tax). For the three months ended March 31, 2010, total share-based compensation expense was $1.8 million ($1.1 million after tax).
     The weighted average estimated fair value of GATX’s 2011 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2011 SAR grant is 3 years, with 1/3 vesting after each year.

2011
Weighted average fair value of SAR award	$13.88
Annual dividend	$1.16
Expected life of the SAR, in years	4.3
Risk free interest rate	1.6%
Dividend yield	3.4%
Expected stock price volatility	41.91%
NOTE 9. Income Taxes
     GATX’s effective tax rate was 23% for the three months ended March 31, 2011, compared to 29% for the three months ended March 31, 2010. The difference in GATX’s effective tax rate was largely driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.
     As of March 31, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.0 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 10. Pension and Other Post-Retirement Benefits
     The components of pension and other post-retirement benefit costs for the three months ended March 31, 2011 and 2010, were as follows (in millions):

			2011 Retiree	2010 Retiree
	2011 Pension	2010 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.5	$1.4	$—	$0.1
Interest cost	5.2	5.5	0.5	0.6
Expected return on plan assets	(8.3)	(8.3)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss	2.0	1.7	—	—

Net costs (a)	$0.1	$—	$0.5	$0.7

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2011, may differ from these estimates.
NOTE 11. Earnings Per Share
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
     The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended
	March 31
	2011	2010
Numerator:
Net income	$19.9	$18.7
Less: Dividends paid and accrued on preferred stock	*	*

Numerator for basic earnings per share — income available to common shareholders	$19.9	$18.7
Effect of dilutive securities:
Add: Dividends paid and accrued on preferred stock	*	*
After-tax interest expense on convertible securities	—	0.2

Numerator for diluted earnings per share — income available to common shareholders	$19.9	$18.9
Denominator:
Denominator for basic earnings per share — weighted average shares	46.3	46.0
Effect of dilutive securities:
Equity compensation plans	0.6	0.4
Convertible preferred stock	0.1	0.1
Convertible securities	—	1.0

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.0	47.5

Basic earnings per share	$0.43	$0.41

Diluted earnings per share	$0.42	$0.40

*	Less than $0.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 12. Legal Proceedings and Other Contingencies
     Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a discussion of these matters, please refer to Note 22 to the Company’s consolidated financial statements as set forth in GATX’s Annual Report on Form 10-K for the year ended December 31, 2010. Except as noted below, there have been no material changes or developments in these matters.
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
     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and redeemed by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second and final day of trial was held on December 7, 2009. On February 16, 2010, the court issued a written opinion in favor of DEC and rejecting all of PKP’s claims. PKP appealed and, on March 24, 2011, the Court of Appeals rejected the appeal and reaffirmed the trial court’s ruling. A further appeal by PKP to the Supreme Court is pending.
     As of March 31, 2011, PKP’s claims for damages totaled approximately PLN 141.6 million, or $49.8 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if the Court of Appeals, or the trial court on remand, ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.6 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
NOTE 13. Financial Data of Business Segments
     GATX leases, operates and manages long-lived, widely-used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and ASC.
     Rail is principally engaged in leasing tank and freight railcars, and locomotives. Rail provides railcars primarily pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.
     Specialty provides leasing, asset remarketing and asset management services to the marine and industrial equipment markets. Specialty offers operating leases, direct finance leases and loans, and extends its market reach through joint venture investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
     The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three months ended March 31, 2011 and 2010 (in millions):

	Rail	Specialty	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2011
Profitability
Revenues	$236.8	$15.9	$12.1	$0.2	$265.0
Share of affiliates’ earnings	7.1	10.0	—	—	17.1

Total gross income	243.9	25.9	12.1	0.2	282.1
Ownership costs	115.0	11.8	2.0	1.0	129.8
Other costs and expenses	77.3	3.4	9.3	0.1	90.1

Segment profit (loss)	$51.6	$10.7	$0.8	$(0.9)	62.2
SG&A				36.4	36.4

Income before income taxes					$25.8
Capital Expenditures
Portfolio investments and capital additions	$53.9	$36.4	$5.2	$0.7	$96.2
Selected Balance Sheet Data at March 31, 2011
Investments in affiliated companies	$151.8	$372.8	$—	$—	$524.6
Identifiable assets	$4,367.7	$760.4	$269.3	$101.3	$5,498.7

Three Months Ended March 31, 2010
Profitability
Revenues	$236.7	$17.4	$9.3	$0.2	$263.6
Share of affiliates’ earnings	8.6	9.7	—	—	18.3

Total gross income	245.3	27.1	9.3	0.2	281.9
Ownership costs	113.7	11.2	2.1	1.9	128.9
Other costs and expenses	82.3	3.8	6.8	0.3	93.2

Segment profit (loss)	$49.3	$12.1	$0.4	$(2.0)	59.8
SG&A				33.5	33.5

Income before income taxes					$26.3
Capital Expenditures
Portfolio investments and capital additions	$48.1	$19.6	$1.6	$0.9	$70.2
Selected Balance Sheet Data at December 31, 2010
Investments in affiliated companies	$141.0	$345.1	$—	$—	$486.1
Identifiable assets	$4,292.4	$741.0	$271.3	$137.7	$5,442.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2010, and other filings with the Securities and Exchange Commission (“SEC”), and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary operating segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; operational and financial risks associated with long-term railcar purchase commitments; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; and the outcome of pending or threatened litigation. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
     GATX Corporation (“GATX” or the “Company”) leases, operates and manages long-lived, widely-used assets in the rail, marine and industrial equipment markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, Specialty and American Steamship Company (“ASC”).
     Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2010.

DISCUSSION OF OPERATING RESULTS
     Net income was $19.9 million, or $0.42 per diluted share, for the first quarter of 2011 compared to net income of $18.7 million, or $0.40 per diluted share, for the first quarter of 2010. Results for the first quarter of 2011 include $6.4 million, or $0.14 per diluted share, of after-tax unrealized gains related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”). First quarter 2010 results include $0.8 million, or $0.2 per diluted share, of after-tax unrealized losses related to the interest rate swaps at AAE.
     Total investment volume was $96.2 million for the first three months of 2011 compared to $70.2 million for the first three months of 2010.
     The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended
	March 31
	2011	2010
Gross Income
Rail	$243.9	$245.3
Specialty	25.9	27.1
ASC	12.1	9.3

Total segment gross income	281.9	281.7
Other	0.2	0.2

Consolidated Gross Income	$282.1	$281.9

Segment Profit
Rail	$51.6	$49.3
Specialty	10.7	12.1
ASC	0.8	0.4

Total Segment Profit	63.1	61.8
Less:
Selling, general and administrative expenses	36.4	33.5
Unallocated interest expense, net	1.1	2.0
Other income and expense, including eliminations	(0.2)	—
Income taxes	5.9	7.6

Consolidated Net Income	$19.9	$18.7

Basic earnings per share	$0.43	$0.41
Diluted earnings per share	$0.42	$0.40
Return on Equity
     The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended March 31:

	2011	2010

ROE	7.3%	6.7%
ROE, excluding tax benefits and other items	6.1%	6.9%

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
Rail
     Market fundamentals continued to improve in the first quarter of 2011 as U.S. carloadings increased, idle railcars declined, and lease rate pricing improved. Rail’s utilization in North America increased to 97.8% compared to 97.4% at the end of 2010 and 96.0% at March 31, 2010. Lease rates on renewals and assignments during the quarter were slightly lower than the expiring rates; however, the rate of decline was substantially reduced compared to recent experience. The average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) decreased 0.5% from the average expiring lease rate in the current quarter, compared to decreases of 14.0% for the fourth quarter of 2010 and 15.2% for the first quarter of 2010. Rail entered 2011 with approximately 21,000 cars on leases scheduled to expire during the year, of which approximately 4,200 occurred in the current quarter. Lease terms on renewals for cars in the LPI averaged 41 months in the current quarter, compared to 36 months for the fourth quarter of 2010 and 31 months in the first quarter of 2010. Rail’s commercial team is focused on lease pricing improvement in this recovering market. In Europe, Rail’s wholly-owned tank car fleet has increased due to investments in new cars and there have been modest improvements in lease pricing. Fleet utilization increased slightly to 95.8% compared to 95.7% at the end of 2010 and 94.4% at March 31, 2010. AAE, which serves the freight railcar markets, is beginning to experience some improvement in its markets and fleet utilization is increasing. During the first three months of 2011, Rail’s investment volume was $53.9 million, compared to $48.1 million in 2010. In March 2011, GATX entered into an agreement to acquire 12,500 newly built railcars that are expected to deliver ratably over a five-year period.
     Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2011	2010
Gross Income
Lease income	$209.4	$204.9
Asset remarketing income	7.6	12.5
Other income	19.8	19.3

Revenues	236.8	236.7
Affiliate earnings	7.1	8.6

	243.9	245.3

Ownership Costs
Depreciation	47.9	47.6
Interest expense, net	32.7	31.7
Operating lease expense	34.4	34.4

	115.0	113.7

Other Costs and Expenses
Maintenance expense	68.9	67.4
Other costs	8.4	14.9

	77.3	82.3

Segment Profit	$51.6	$49.3

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
Rail’s Fleet Data
     The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2010	2010	2010	2010	2011
Beginning balance	110,870	108,918	108,626	108,800	111,389
Cars added	346	434	1,189	3,479	175
Cars scrapped	(1,026)	(726)	(917)	(870)	(963)
Cars sold	(1,272)	—	(98)	(20)	(821)

Ending balance	108,918	108,626	108,800	111,389	109,780
Utilization rate at quarter end	96.0%	96.5%	96.8%	97.4%	97.8%
Average active railcars	105,461	104,530	104,611	106,732	108,061

     The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2010	2010	2010	2010	2011
Beginning balance	20,033	20,321	20,302	20,226	20,432
Cars added	288	15	61	298	109
Cars scrapped or sold	—	(34)	(137)	(92)	(17)

Ending balance	20,321	20,302	20,226	20,432	20,524
Utilization rate at quarter end	94.4%	94.4%	95.3%	95.7%	95.8%
Average active railcars	19,117	19,198	19,223	19,430	19,596
     The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	March 31	June 30	September 30	December 31	March 31
	2010	2010	2010	2010	2011
Beginning balance	529	535	536	542	550
Locomotives added	6	1	6	8	10

Ending balance	535	536	542	550	560
Utilization rate at quarter end	90.3%	98.1%	98.7%	97.6%	97.7%
Average active locomotives	479	517	531	536	541

Rail’s Lease Income
     Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended
	March 31
	2011	2010
North American railcars	$162.0	$160.6
European railcars	38.6	36.3
Locomotives	8.8	8.0

	$209.4	$204.9

Comparison of the First Three Months of 2011 to the First Three Months of 2010
Segment Profit
     Rail’s segment profit for the first three months of 2011 reflects unrealized gains of $7.2 million representing the change in the fair value of certain interest rate swaps at AAE, while segment profit for the first three months of 2010 reflects unrealized losses of $0.9 million related to the interest rate swaps. Excluding the effect of these items from each period, Rail’s segment profit decreased $5.8 million, primarily due to lower asset remarketing income, lower affiliate earnings, and the absence of end-of-lease settlements received in the prior year, partially offset by higher North American lease income and scrapping gains, and the absence of a prior year asset impairment charge.
Gross Income
     Lease income in North America increased $2.2 million, primarily due to an average of 2,600 more cars and 62 more locomotives on lease, partially offset by lower lease rates compared to the prior year. In Europe, a $2.3 million increase in lease income was driven primarily by an average of approximately 500 more cars on lease and higher lease rates. Asset remarketing income decreased $4.9 million due to fewer railcar sales in the current year. Other income was $0.5 million higher, primarily due to more scrapped cars at higher scrap rates largely offset by the absence of income from end-of-lease settlements received in the prior year. Affiliates’ earnings declined $1.5 million from the prior year. Excluding the impact of the aforementioned interest rate swaps at AAE from the current and prior years, affiliates’ earnings declined $9.6 million, primarily due to the combination of a current year charge related to a bankrupt customer at AAE and the absence of a prior year asset remarketing gain at another affiliate.
     AAE holds multiple derivative instruments intended to hedge interest rate risk associated with forecasted floating rate debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized gains and losses were primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.
Ownership Costs
     Ownership costs were comparable to the prior year.
Other Costs and Expenses
     In North America, maintenance costs increased by $2.9 million, primarily due to higher railroad repair volumes and higher per car repair costs. In Europe, maintenance costs were $1.4 million lower, primarily due to the timing of the capitalization of new wheelsets in the prior year in connection with the wheelset replacement program at GATX’s European rail operations, partially offset by a higher volume of underframe revisions in the current year.
     Other costs in 2011 were $6.5 million lower than the prior year, primarily due to lower asset impairment charges, storage and switching fees, and net remeasurement gains on non-functional currency assets and liabilities in the current year compared to net losses in the prior year. Asset impairment charges of $0.6 million in the current year related to wheelsets scrapped in Europe in connection with the wheelset replacement program, while charges of $4.8 million in the prior year were attributable to an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.

Specialty
     Specialty’s total asset base, including off balance sheet assets, was $763.6 million at March 31, 2011, compared to $744.4 million at December 31, 2010, and $694.6 million at March 31, 2010. Investment volume was $36.4 million in the first three months of 2011 compared to $19.6 million in the prior year period. Investments in 2011 primarily consisted of $17.2 million in existing affiliates, $10.0 million in equipment and a $9.1 senior secured loan. Specialty continues to evaluate investment opportunities in a disciplined manner, focusing on targeted asset types, asset cost and appropriate risk adjusted returns. Marine affiliate market conditions remain under pressure due to a combination of inconsistent demand for marine transport services and vessel overcapacity in these markets. Specialty’s aircraft engine leasing affiliate continues to produce positive operating results.
     Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2011	2010
Gross Income
Lease income	$14.4	$15.3
Asset remarketing income	1.3	1.9
Other income	0.2	0.2

Revenues	15.9	17.4
Affiliate earnings	10.0	9.7

	25.9	27.1
Ownership Costs
Depreciation	4.4	4.1
Interest expense, net	7.1	6.8
Operating lease expense	0.3	0.3

	11.8	11.2

Other Costs and Expenses	3.4	3.8

Segment Profit	$10.7	$12.1

Specialty’s Portfolio Data
     The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	March 31	June 30	September 30	December 31	March 31
	2010	2010	2010	2010	2011
Net book value of owned assets (a)	$694.6	$699.4	$721.7	$744.4	$763.6
Net book value of managed portfolio	$249.9	$239.9	$237.9	$234.5	$226.7

(a)	Includes off balance sheet assets.
Comparison of the First Three Months of 2011 to the First Three Months of 2010
Segment Profit
     Specialty’s segment profit for the first three months of 2011 was $1.4 million lower than the prior year, primarily due to lower lease and asset remarketing income.
Gross Income
     Lease income was $0.9 million lower than the prior year, primarily due to lower pooled barge income partially offset by income from new leases. Asset remarketing income was $0.6 million lower than the prior year due to reduced remarketing activity. Affiliates’ earnings increased $0.3 million, primarily due to an affiliate asset remarketing gain on the sale of a vessel, largely offset by an adjustment attributable to an accounting change for residual value guarantees.

Ownership Costs
     Ownership costs were $0.6 million higher than the prior year, primarily due to depreciation and interest expenses on new investments.
Other Costs and Expenses
     Other costs and expenses decreased $0.4 million, primarily due to lower operating costs for pooled barges partially offset by the absence of a bad debt recovery received in the prior year.
ASC
     ASC entered 2011 anticipating continued improvement in steel production, which is expected to result in marginally higher tonnage volumes compared to prior year. As of April 27, 2011, ASC had deployed 8 vessels. Discussions with customers regarding freight volume requirements for 2011 are still in progress. As a result, ASC will continue to actively manage its fleet and deploy vessels in a disciplined manner.
     ASC’s fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes and first quarter freight volume is largely attributable to prior year volume requirements completed in January. During the first three months of 2011, ASC’s freight volume of 1.2 million net tons was comparable to the prior year.
     Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended
	March 31
	2011	2010
Gross Income
Marine operating revenues	$11.1	$8.3
Lease income	1.0	1.0

	12.1	9.3
Ownership Costs
Depreciation	—	—
Interest expense, net	2.0	2.1

	2.0	2.1
Other Costs and Expenses
Maintenance expense	0.4	0.4
Marine operating expense.	8.9	6.4

	9.3	6.8

Segment Profit	$0.8	$0.4

Comparison of the First Three Months of 2011 to the First Three Months of 2010
Segment Profit
     ASC’s segment profit for the first three months of 2011 was $0.4 million higher than the prior year, primarily due to the mix of freight volume as more iron ore was shipped in the current year.
Gross Income
     Gross income increased $2.8 million, primarily due to the mix of freight volume and higher fuel surcharges, which were offset by higher operating expenses.
Ownership Costs
     Ownership costs were comparable between the two periods.

Other Costs and Expenses
     Maintenance costs were comparable between the two periods. Marine operating expenses increased $2.5 million, primarily due to increased fuel costs.
Other
     Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments, and eliminations.
     Components of Other are outlined below (in millions):

	Three Months Ended
	March 31
	2011	2010
Selling, general and administrative expenses	$36.4	$33.5
Unallocated interest expense, net	1.1	2.0
Other income and expense, including eliminations	(0.2)	—
Income taxes	5.9	7.6
     SG&A for the first three months of 2011 was $2.9 million higher than the prior year, primarily due to higher compensation expenses. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) was $0.9 million lower than the prior year, primarily due to the timing of debt issuances and investment spending in each year. Other income and expense for the first three months of 2011 and 2010 was immaterial.
Income Taxes
     GATX’s effective tax rate was 23% for the three months ended March 31, 2011, compared to 29% for the three months ended March 31, 2010. The difference in GATX’s effective tax rate was largely driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.
     As of March 31, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.0 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).

Cash Flow and Liquidity
     GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2011, GATX had unrestricted cash balances of $53.9 million.
     The following table sets forth GATX’s principal sources and uses of cash for the three months ended March 31 (in millions):

	2011	2010
Principal sources of cash
Net cash provided by (used in) operating activities	$36.8	$(0.3)
Portfolio proceeds	43.5	30.8
Other asset sales	11.3	7.0
Proceeds from issuance of debt, commercial paper and credit facilities	58.4	232.2

	$150.0	$269.7

Principal uses of cash
Portfolio investments and capital additions	$(96.2)	$(70.2)
Repayments of debt, commercial paper and credit facilities	(26.8)	(51.9)
Purchases of leased-in assets	(37.7)	—
Payments on capital lease obligations	(1.4)	(1.4)
Cash dividends	(14.5)	(13.9)

	$(176.6)	$(137.4)

     Net cash provided by operating activities for the first three months of 2011 was $36.8 million, an increase of $37.1 million from the prior year. The increase was primarily driven by higher lease income and refunds for income and value added taxes in the current year compared to payments in the prior year, partially offset by lower dividends from affiliates in the current year. The prior year also included a $13.1 million adjustment to cash from operations resulting from the correction of the overstatement of cash and cash equivalents at December 31, 2009.
     Portfolio investments and capital additions for the first three months of 2011 totaled $96.2 million, an increase of $26.0 million from the prior year. Rail and Specialty investments in 2011 were $53.9 million and $36.4 million, respectively, compared to $48.1 million and $19.6 million, respectively, in 2010.
     Portfolio proceeds for the first three months of 2011 of $43.5 million increased by $12.7 million from the prior year, primarily due to higher proceeds from sales of equipment and finance lease principal receipts. Proceeds from sales of other assets of $11.3 million for the first three months of 2011 increased by $4.3 million from the prior year and primarily consisted of cash received from the scrapping of railcars.
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
     Proceeds from the issuance of debt for the first three months of 2011 were $58.4 million (net of hedges and debt issuance costs). Debt repayments of $26.8 million for the first three months of 2011 consisted of scheduled debt maturities.

Short-Term Borrowings
     The following table provides certain information regarding GATX’s short-term borrowings for the quarter ended March 31, 2011:

	North
	America (a)	Europe (a)
Balance as of March 31 (in millions)	$133.7	$42.1
Weighted average interest rate	0.4%	2.8%
Euro/Dollar exchange rate	n/a	1.4158

Average monthly amount outstanding (in millions)	$105.1	$32.6
Weighted average interest rate	0.4%	2.8%
Average Euro/Dollar exchange rate	n/a	1.3685

Maximum month-end amount outstanding (in millions)	$133.7	$42.1
Euro/Dollar exchange rate	n/a	1.4158

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S. Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.
     GATX has a $550 million unsecured revolving credit facility that matures in May 2012. As of March 31, 2011, availability under this facility was $406.7 million, with $133.7 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.
Restrictive Covenants
     The $550 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. The indentures for GATX’s public debt contain limitation on liens provisions that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of March 31, 2011, GATX was in compliance with all covenants and conditions of its credit agreements.
Credit Ratings
     The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2011, GATX’s long-term unsecured debt was rated BBB by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments
     At March 31, 2011, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Recourse debt	$2,800.3	$238.9	$722.0	$306.0	$409.4	$449.2	$674.8
Nonrecourse debt	200.2	40.1	25.6	33.7	58.3	31.4	11.1
Commercial paper and credit facilities	175.8	175.8	—	—	—	—	—
Capital lease obligations	49.5	19.1	4.7	4.8	4.7	4.5	11.7
Operating leases — recourse	1,011.6	37.9	114.6	106.0	109.5	127.2	516.4
Operating leases — nonrecourse	252.4	20.7	28.0	28.3	27.8	26.3	121.3
Portfolio investments (a)	1,475.6	343.9	239.9	240.7	250.9	258.9	141.3

	$5,965.4	$876.4	$1,134.8	$719.5	$860.6	$897.5	$1,476.6

(a)	Primarily railcar purchase commitments pursuant to a five-year supply agreement.
Critical Accounting Policies
     There have been no changes to GATX’s critical accounting policies during the three months ending March 31, 2011; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a summary of GATX’s policies.
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
     GATX presents the financial measures of return on equity and net income that exclude the effect of certain tax benefits and other items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between years and provides transparency into the operating results of GATX’s business. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.
Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income Excluding Tax Benefits and Other Items — Earnings in 2010 and 2011 included certain items that GATX believes are not necessarily indicative of its operational performance.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average total shareholders’ equity.

•	Return on Equity Excluding Tax Benefits and Other Items — Net income excluding tax benefits and other items divided by average total shareholders’ equity.
Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures
     The following table presents Total On and Off Balance Sheet Assets (in millions):

	March 31	June 30	September 30	December 31	March 31
	2010	2010	2010	2010	2011
Consolidated On Balance Sheet Assets	$5,307.0	$5,083.0	$5,133.5	$5,442.4	$5,498.7
Off Balance Sheet Assets	942.9	944.1	982.9	971.5	903.0

Total On and Off Balance Sheet Assets	$6,249.9	$6,027.1	$6,116.4	$6,413.9	$6,401.7

Shareholders’ Equity	$1,096.2	$1,044.9	$1,098.6	$1,113.7	$1,153.7
     The following table presents GATX’s net income for the trailing twelve months ended March 31 (in millions):

	2011	2010
Net income, as reported	$82.0	$72.5
Tax Benefits (a)	(11.4)	(7.4)
Other Items (b)	(2.0)	9.9

Net income, excluding Tax Benefits and Other Items	$68.6	$75.0

(a)	For the trailing twelve months of 2011, tax benefits include $9.5 million primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred benefit attributable to a reduction of statutory rates in the United Kingdom. For the trailing twelve months of 2010, tax benefits include $7.4 million of realized foreign credits.

(b)	For the trailing twelve months of 2011, other items include $4.1 million (after-tax) of income from the favorable resolution of a litigation matter, partially offset by $2.1 million (after-tax) of unrealized losses on interest rate swaps at AAE. For the trailing twelve months of 2010, other items include $9.9 million (after-tax) of unrealized losses on interest rate swaps at AAE.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Since December 31, 2010, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information
     (a) On April 25, 2011, the Company and Trinity Rail Group, LLC (“Trinity”) entered into a First Amendment to Supply Agreement (the “Amendment”), pursuant to which the parties agreed to amend certain terms of the Supply Agreement, dated March 14, 2011, between the Company and Trinity (the “Supply Agreement”). Under the terms of the Supply Agreement, the Company agreed to purchase 12,500 newly built railcars over a five-year period.
     The Amendment provides the parties with the flexibility to mutually agree in writing to revised or additional terms in connection with an order or other matters under the Supply Agreement.
     The foregoing summary is qualified in its entirety by reference to the Amendment, which is attached as an exhibit hereto.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information concerning litigation and other contingencies is described in Note 12 to the consolidated financial statements and is incorporated herein by reference.
Item 1A. Risk Factors
     Since December 31, 2010, there have been no material changes in GATX’s risk factors. For a discussion of GATX’s risk factors, refer to Part 1: Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

Exhibits:

Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: April 27, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:

10.1	Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated March 14, 2011. (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on April 27, 2011.)

10.1(a)	First Amendment to Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated April 25, 2011.

10.2	GATX Corporation 2004 Equity Incentive Compensation Plan Restricted Stock Unit Agreement for grants to executive officers made on February 25, 2011.*

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements, tagged as block of text.**

*	Compensatory Plans or Arrangements.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.