Form 10-Q/A
period 2011-03-31
GATX CORP
filed 2011-07-05
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

GATX CORPORATION
FORM 10-Q/A
QUARTERLY REPORT FOR THE PERIOD ENDED March 31, 2011
INDEX

Page No.
Explanatory Note	1

Part II — OTHER INFORMATION

Item 6. Exhibits	2

SIGNATURE	3

EXHIBIT INDEX	4
EX-10.1
EX-31.A
EX-31.B

EXPLANATORY NOTE
     This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of GATX Corporation (the “Company”) for the period ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on April 27, 2011 (the “Form 10-Q”). No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.
     This Amendment is an exhibit-only filing in response to comments received from the Commission staff regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART II — OTHER INFORMATION
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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: July 5, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
Filed with this Report:
10.1	Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated March 14, 2011. (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission.)
31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).