Form 10-Q
period 2011-06-30
GATX CORP
filed 2011-07-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, 46.6 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in millions, except share data)

	June 30	December 31
	2011	2010
Assets

Cash and Cash Equivalents	$50.2	$78.5
Restricted Cash	52.4	56.6

Receivables
Rent and other receivables	76.7	70.6
Loans	19.2	0.5
Finance leases	327.8	347.7
Less: allowance for possible losses	(11.8)	(11.6)

	411.9	407.2
Operating Assets and Facilities
Rail (includes $123.5 and $123.7 relating to a consolidated VIE at June 30, 2011 and December 31, 2010, respectively)	5,675.6	5,513.6
Specialty	296.0	280.8
ASC	371.0	389.1
Less: allowance for depreciation (includes $16.4 and $13.6 relating to a consolidated VIE at June 30, 2011 and December 31, 2010, respectively)	(2,080.9)	(2,049.7)

	4,261.7	4,133.8

Investments in Affiliated Companies	567.6	486.1
Goodwill	98.5	92.7
Other Assets	200.2	187.5

Total Assets	$5,642.5	$5,442.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$137.6	$114.6
Debt
Commercial paper and borrowings under bank credit facilities	102.2	115.6
Recourse	2,990.1	2,801.8
Nonrecourse (includes $50.8 and $56.2 relating to a consolidated VIE at June 30, 2011 and December 31, 2010, respectively)	189.8	217.2
Capital lease obligations	15.4	41.9

	3,297.5	3,176.5

Deferred Income Taxes	760.1	750.6
Other Liabilities	256.2	287.0

Total Liabilities	4,451.4	4,328.7

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,644 and 16,694 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2011 and December 31, 2010, respectively, aggregate liquidation preference of $1.0)
	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,704,063 and 65,482,950 shares issued and 46,581,543 and 46,360,430 shares outstanding as of June 30, 2011 and December 31, 2010, respectively)	41.0	40.9
Additional paid in capital	636.7	626.2
Retained earnings	1,134.9	1,116.9
Accumulated other comprehensive loss	(61.2)	(110.0)
Treasury stock at cost (19,122,520 shares at June 30, 2011 and December 31, 2010)	(560.3)	(560.3)

Total Shareholders’ Equity	1,191.1	1,113.7

Total Liabilities and Shareholders’ Equity	$5,642.5	$5,442.4

*	Less than $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Gross Income
Lease income	$227.2	$213.7	$452.0	$434.9
Marine operating revenue	56.6	52.4	67.7	60.7
Asset remarketing income	8.2	3.9	17.1	18.3
Other income	22.6	18.2	42.8	37.9

Revenues	314.6	288.2	579.6	551.8
Share of affiliates’ earnings	15.0	6.6	32.1	24.9

Total Gross Income	329.6	294.8	611.7	576.7

Ownership Costs
Depreciation	57.3	55.1	109.6	106.8
Interest expense, net	43.1	41.2	86.0	83.8
Operating lease expense	33.3	34.8	67.9	69.4

Total Ownership Costs	133.7	131.1	263.5	260.0

Other Costs and Expenses
Maintenance expense	70.8	65.2	140.1	133.0
Marine operating expense	39.2	35.1	48.1	41.5
Selling, general and administrative	37.4	32.8	73.8	66.3
Other expense	12.8	5.4	24.7	24.4

Total Other Costs and Expenses	160.2	138.5	286.7	265.2

Income before Income Taxes	35.7	25.2	61.5	51.5
Income Taxes	9.3	3.7	15.2	11.3

Net Income	$26.4	$21.5	$46.3	$40.2

Per Share Data
Basic	$0.57	$0.47	$1.00	$0.87
Average number of common shares (in millions)	46.4	46.2	46.4	46.1

Diluted	0.56	0.46	0.98	0.86
Average number of common shares and common share equivalents (in millions)	47.2	46.7	47.1	47.1

Dividends declared per common share	$0.29	$0.28	$0.58	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended
	June 30
	2011	2010
Operating Activities
Net income	$46.3	$40.2

Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(30.0)	(22.3)
Depreciation	115.5	112.1
Provision (reversal of provision) for losses	0.2	(0.3)
Asset impairment charges	1.8	5.4
Deferred income taxes	10.7	7.5
Share of affiliates’ earnings, net of dividends	(27.1)	1.8
Change in income taxes payable	9.5	(5.2)
Change in accrued operating lease expense	(23.4)	(33.1)
Employee benefit plans	(2.9)	(3.4)
Other	15.8	(16.7)

Net cash provided by operating activities	116.4	86.0

Investing Activities
Additions to operating assets and facilities	(189.8)	(115.5)
Loans extended	(19.1)	—
Investments in affiliates	(51.1)	(15.5)
Other	(0.1)	(0.1)

Portfolio investments and capital additions	(260.1)	(131.1)
Purchases of leased-in assets	(61.1)	—
Portfolio proceeds	78.7	42.4
Proceeds from sales of other assets	21.2	14.5
Net decrease in restricted cash	4.2	1.7
Other	(0.1)	—

Net cash used in investing activities	(217.2)	(72.5)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	352.7	259.1
Repayments of debt (original maturities longer than 90 days)	(222.5)	(293.0)
Net (decrease) increase in debt with original maturities of 90 days or less	(16.3)	36.7
Payments on capital lease obligations	(17.4)	(2.9)
Employee exercises of stock options	4.9	0.8
Cash dividends	(28.4)	(27.1)

Net cash provided by (used in) financing activities	73.0	(26.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.5)	0.5

Net decrease in Cash and Cash Equivalents during the period	(28.3)	(12.4)
Cash and Cash Equivalents at beginning of period	78.5	41.7

Cash and Cash Equivalents at end of period	$50.2	$29.3

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
NOTE 2. Basis of Presentation
          The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
Accounting Adjustment
          In the first quarter of 2010, the Company discovered a clerical error in the preparation of its Consolidated Balance Sheet as of December 31, 2009, and Consolidated Statement of Cash Flows for the quarter and year ended December 31, 2009. The error resulted in a $13.1 million overstatement in each of cash and cash equivalents; accounts payable and accrued expenses; and net cash provided by operating activities. Management has determined that the effect of this error is immaterial and adjusted its Consolidated Balance Sheet and Consolidated Statement of Cash Flows in 2010 to correct this error.
New Accounting Pronouncements
          Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance that revises the requirements for reporting other comprehensive income and its components. The guidance requires an entity to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The guidance becomes effective for periods beginning after December 15, 2011, with early adoption permitted. Upon adoption, GATX may revise the presentation of its financial statements, but application of the new guidance will not impact GATX’s financial position, results of operations or cash flows.
          Fair Value Measurement — In May 2011, the FASB issued authoritative accounting guidance that changes some fair value measurement principles, clarifies application of existing guidance, and enhances fair value disclosure requirements. The guidance requires an entity to disclose transfers between Level 1 and Level 2 fair value measurements and the reasons for those transfers. The guidance becomes effective for periods beginning after December 15, 2011. Application of the new guidance is not expected to impact GATX’s financial position, results of operations or cash flows.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues	$162.6	$157.3	$336.1	$333.4
Pre-tax income reported by affiliates	33.4	11.0	82.5	42.1
NOTE 4. Fair Value Disclosure
          The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$16.9	$—	$16.9	$—
Foreign exchange rate derivatives (b)	0.1	—	0.1	—
Available for sale equity securities	3.7	3.7	—	—

Liabilities
Interest rate derivatives (a)	3.4	—	3.4	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate derivatives (a)	$17.6	$—	$17.6	$—
Available for sale equity securities	4.3	4.3	—	—

Liabilities
Interest rate derivatives (a)	4.6	—	4.6	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

(a)	Designated as hedges

(b)	Not designated as hedges
          Available for sale equity securities are valued based on quoted prices in an active exchange market. Derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          The following tables set forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements (in millions):

	Fair Value	Carrying	Impairment
Six months ended June 30	of Assets	Value of Assets	Losses
2011	$2.2	$3.4	$1.2
2010	3.5	8.9	5.4

	Fair Value	Carrying	Impairment
Three months ended June 30	of Assets	Value of Assets	Losses
2011	$1.5	$2.1	$0.6
2010	0.5	1.1	0.6
          For the first six months and second quarter of 2011, impairment losses of $1.2 million and $0.6 million, respectively, primarily related to scrapped wheelsets in Rail’s European fleet. For the first six months and second quarter of 2010, impairment losses of $0.6 million related to scrapped wheelsets in Rail’s European fleet. Also in the first six months of 2010, impairment losses of $4.8 million related to an industry-wide, regulatory mandate issued by the Association of American Railroads that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars. In each case, the fair value was determined using discounted cash flow methodologies and third-party appraisal data, as applicable.
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
          Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of June 30, 2011 and December 31, 2010, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of June 30, 2011, these derivatives had maturities ranging from 2012-2015.
          Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of June 30, 2011 and December 31, 2010, GATX had 12 instruments and 13 instruments outstanding, respectively, with an aggregate notional amount of $78.8 million and $130.4 million, respectively. As of June 30, 2011, these derivatives had maturities ranging from 2011-2015. Within the next 12 months, GATX expects to reclassify $7.1 million ($4.5 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.
          Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2011 was $3.4 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were (in millions):

		Three Months Ended		Six Months Ended
Derivative		June 30		June 30
Designation	Location of Gain (Loss) Recognized	2011	2010	2011	2010
Fair value hedges (a)	Interest expense	$1.4	$5.2	$(0.7)	$7.7
Cash flow hedges	Amount recognized in other comprehensive (loss) income (effective portion)	(6.9)	(4.8)	(5.9)	(8.2)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(2.0)	(1.9)	(3.9)	(3.7)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(0.4)	(0.4)	(0.8)	(0.8)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	—	(0.1)	—	(0.1)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.
Other Financial Instruments
          The carrying amounts of cash and cash equivalents, restricted cash, money market funds, rent and other receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds were based on the best information available and may include quoted investment fund values. The fair values of loans and fixed and floating rate debt were estimated based on discounted cash flow analyses using interest rates representative of loans with similar terms to borrowers of comparable credit quality. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Investment Funds	$4.6	$8.7	$6.8	$10.2
Loans	19.2	19.2	0.5	0.5

Liabilities
Recourse fixed rate debt	$2,535.0	$2,694.2	$2,459.3	$2,615.9
Recourse floating rate debt	455.1	455.1	342.5	341.5
Nonrecourse debt	189.8	203.5	217.2	233.0
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          The following table sets forth GATX’s commercial commitments as of (in millions):

	June 30	December 31
	2011	2010
Affiliate guarantees	$50.0	$30.0
Asset residual value guarantees	49.3	48.0
Lease payment guarantees	49.9	52.7

Total guarantees (a)	149.2	130.7
Standby letters of credit and bonds	11.0	11.5

	$160.2	$142.2

(a) At June 30, 2011 and December 31, 2010, the carrying values of liabilities on the balance sheet for guarantees were $6.8 million and $7.3 million, respectively. The expirations of these guarantees range from 2011 to 2019. GATX is not aware of any event that would require it to satisfy these guarantees.
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
          GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At June 30, 2011, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          The carrying amounts of assets and liabilities of the VIE that GATX consolidates were as follows (in millions):

	June 30	December 31
	2011	2010
Operating assets, net of accumulated depreciation (a)	$107.1	$110.1
Nonrecourse debt	50.8	56.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.
          GATX is also involved with other entities determined to be VIEs of which GATX is not the primary beneficiary. These VIEs are primarily leveraged leases and certain investments in railcar and equipment leasing affiliates that have been financed through a mix of equity investments and third party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. For certain investments in affiliates determined to be VIEs, GATX concluded that power was shared between the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.
          The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were as follows (in millions):

	June 30, 2011		December 31, 2010
	Net	Maximum	Net	Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Investments in affiliates	$88.3	$88.3	$60.9	$60.9
Leveraged leases	71.8	71.8	74.1	74.1
Other investment	0.9	0.9	1.0	1.0

Total	$161.0	$161.0	$136.0	$136.0

NOTE 7. Comprehensive Income
          The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$26.4	$21.5	$46.3	$40.2
Other comprehensive income, net of taxes:
Foreign currency translation gain (loss)	19.0	(57.3)	39.5	(72.5)
Unrealized (loss) gain on securities	(0.4)	0.1	(0.4)	0.7
Unrealized (loss) gain on derivative instruments	(1.0)	(5.4)	7.8	(4.5)
Post retirement benefit plans	0.8	0.9	1.9	1.8

Comprehensive income (loss)	$44.8	$(40.2)	$95.1	$(34.3)

NOTE 8. Share-Based Compensation
          In the first six months of 2011, GATX granted 416,700 stock appreciation rights (“SARs”), 200,366 restricted stock units, 87,570 performance shares and 10,444 phantom stock units. For the three and six months ended June 30, 2011, total share-based compensation expense was $2.4 million ($1.5 million after tax) and $4.9 million ($3.1 million after tax), respectively. For the three and six months ended June 30, 2010, total share-based compensation expense was $1.6 million ($1.0 million after tax) and $3.4 million ($2.1 million after tax), respectively.

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
NOTE 9. Income Taxes
          GATX’s effective tax rate was 25% for the six months ended June 30, 2011, compared to 22% for the six months ended June 30, 2010. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Excluding the effect of the tax benefits, GATX’s effective rate for the first six months of 2010 was 29%. The difference in GATX’s effective tax rate was largely driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.
          As of June 30, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.3 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).
NOTE 10. Pension and Other Post-Retirement Benefits
          The components of pension and other post-retirement benefit costs for the three months ended June 30, 2011 and 2010, were as follows (in millions):

			2011 Retiree	2010 Retiree
	2011 Pension	2010 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$1.2	$1.4	$0.1	$0.1
Interest cost	5.2	5.5	0.6	0.6
Expected return on plan assets	(8.3)	(8.3)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	(0.3)	(0.1)	—
Unrecognized net actuarial loss (gain)	1.6	1.7	(0.1)	—

Net costs (a)	$(0.5)	$—	$0.5	$0.7

          The components of pension and other post-retirement benefit costs for the six months ended June 30, 2011 and 2010, were as follows (in millions):

			2011 Retiree	2010 Retiree
	2011 Pension	2010 Pension	Health and	Health and
	Benefits	Benefits	Life	Life
Service cost	$2.7	$2.8	$0.1	$0.2
Interest cost	10.4	11.0	1.1	1.2
Expected return on plan assets	(16.6)	(16.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.5)	(0.6)	(0.1)	—
Unrecognized net actuarial loss (gain)	3.6	3.4	(0.1)	—

Net costs (a)	$(0.4)	$—	$1.0	$1.4

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2011, may differ from these estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
          The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Numerator:
Net income	$26.4	$21.5	$46.3	$40.2

Numerator for basic earnings per share — income available to common shareholders	$26.4	$21.5	$46.3	$40.2
Effect of dilutive securities:
After-tax interest expense on convertible securities	—	—	—	0.2

Numerator for diluted earnings per share — income available to common shareholders	$26.4	$21.5	$46.3	$40.4
Denominator:
Denominator for basic earnings per share — weighted average shares	46.4	46.2	46.4	46.1
Effect of dilutive securities:
Equity compensation plans	0.7	0.4	0.6	0.4
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	—	—	—	0.5

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.2	46.7	47.1	47.1

Basic earnings per share	$0.57	$0.47	$1.00	$0.87

Diluted earnings per share	$0.56	$0.46	$0.98	$0.86

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
          After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and is purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and redeemed by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second and final day of trial was held on December 7, 2009. On February 16, 2010, the court issued a written opinion in favor of DEC and rejecting all of PKP’s claims. PKP appealed and, on March 24, 2011, the Court of Appeals rejected the appeal and affirmed the trial court’s ruling. A further appeal by PKP to the Supreme Court is pending.
          As of June 30, 2011, PKP’s claims for damages totaled approximately PLN 144.1 million, or $52.6 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if, on remand, the Court of Appeals or the trial court ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.6 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
          Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including earnings from affiliates, attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue-earning assets. Operating costs include maintenance costs, marine operating costs and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.
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
          The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three and six months ended June 30, 2011 and 2010 (in millions):

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Three Months Ended June 30, 2011
Profitability
Revenues	$237.7	$17.6	$58.8	$0.5	$314.6
Share of affiliates’ earnings	8.3	6.7	—	—	15.0

Total gross income	246.0	24.3	58.8	0.5	329.6
Ownership costs	114.5	12.2	5.9	1.1	133.7
Other costs and expenses	74.8	3.3	44.3	0.4	122.8

Segment profit (loss)	$56.7	$8.8	$8.6	$(1.0)	73.1
SG&A					37.4

Income before income taxes					$35.7
Capital Expenditures
Portfolio investments and capital additions	$102.4	$52.9	$7.4	$1.2	$163.9
Selected Balance Sheet Data at June 30, 2011
Investments in affiliated companies	$164.4	$403.2	$—	$—	$567.6
Identifiable assets	$4,458.2	$799.5	$286.3	$98.5	$5,642.5

Three Months Ended June 30, 2010
Profitability
Revenues	$217.8	$16.3	$53.4	$0.7	$288.2
Share of affiliates’ earnings	(4.7)	11.3	—	—	6.6

Total gross income	213.1	27.6	53.4	0.7	294.8
Ownership costs	113.8	11.6	5.5	0.2	131.1
Other costs and expenses	69.9	1.5	38.8	(4.5)	105.7

Segment profit	$29.4	$14.5	$9.1	$5.0	58.0
SG&A					32.8

Income before income taxes					$25.2
Capital Expenditures
Portfolio investments and capital additions	$40.4	$13.5	$5.4	$1.6	$60.9
Selected Balance Sheet Data at December 31, 2010
Investments in affiliated companies	$141.0	$345.1	$—	$—	$486.1
Identifiable assets	$4,292.4	$741.0	$271.3	$137.7	$5,442.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

					GATX
	Rail	Specialty	ASC	Other	Consolidated
Six Months Ended June 30, 2011
Profitability
Revenues	$474.5	$33.5	$70.9	$0.7	$579.6
Share of affiliates’ earnings	15.4	16.7	—	—	32.1

Total gross income	489.9	50.2	70.9	0.7	611.7
Ownership costs	229.5	24.0	7.9	2.1	263.5
Other costs and expenses	152.1	6.7	53.6	0.5	212.9

Segment profit (loss)	$108.3	$19.5	$9.4	$(1.9)	135.3
SG&A					73.8

Income before income taxes					$61.5
Capital Expenditures
Portfolio investments and capital additions	$156.3	$89.3	$12.6	$1.9	$260.1

Six Months Ended June 30, 2010
Profitability
Revenues	$454.5	$33.7	$62.7	$0.9	$551.8
Share of affiliates’ earnings	3.9	21.0	—	—	24.9

Total gross income	458.4	54.7	62.7	0.9	576.7
Ownership costs	227.5	22.8	7.6	2.1	260.0
Other costs and expenses	152.2	5.3	45.6	(4.2)	198.9

Segment profit	$78.7	$26.6	$9.5	$3.0	117.8
SG&A					66.3

Income before income taxes					$51.5
Capital Expenditures
Portfolio investments and capital additions	$88.5	$33.1	$7.0	$2.5	$131.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
          This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” or other words and terms of similar meaning. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2010 and other filings with the Securities and Exchange Commission (“SEC”), and that actual results or developments may differ materially from those in the forward-looking statements. Specific factors that might cause actual results to differ from expectations include, but are not limited to, general economic, market, regulatory and political conditions in the rail, marine, industrial and other industries served by GATX and its customers; lease rates, utilization levels and operating costs in GATX’s primary operating segments; conditions in the capital markets; changes in GATX’s credit ratings and financing costs; regulatory rulings that may impact the economic value and operating costs of assets; costs associated with maintenance initiatives; competitive factors in GATX’s primary markets including lease pricing and asset availability; operational and financial risks associated with long-term railcar purchase commitments; changes in loss provision levels within GATX’s portfolio; impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; the opportunity for remarketing income; uncertainties in relations with labor unions representing GATX employees; and the outcome of pending or threatened litigation. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.
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
          Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2010.

DISCUSSION OF OPERATING RESULTS
          Net income was $46.3 million, or $0.98 per diluted share, for the first six months of 2011 compared to net income of $40.2 million, or $0.86 per diluted share, for the first six months of 2010. The 2011 results include $12.6 million, or $0.27 per diluted share, of after-tax unrealized gains related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”). Results for the first six months of 2010 include a net benefit of $2.5 million, or $0.05 per diluted share, in aggregate after-tax income related to the favorable resolution of a litigation matter and a reversal of an income tax accrual, partially offset by unrealized losses related to certain interest rate swaps at AAE.
          Net income was $26.4 million, or $0.56 per diluted share, for the second quarter of 2011 compared to net income of $21.5 million, or $0.46 per diluted share, for the second quarter of 2010. Results for the second quarter of 2011 include $6.2 million, or $0.13 per diluted share, of after-tax unrealized gains related to certain interest rate swaps at AAE. Second quarter 2010 results include a net benefit of $3.3 million, or $0.07 per diluted share, in aggregate after-tax income related to the favorable resolution of a litigation matter and a reversal of an income tax accrual, partially offset by unrealized losses related to the previously mentioned interest rate swaps at AAE.
          Total investment volume was $260.1 million for the first six months of 2011 compared to $131.1 million for the first six months of 2010.
          The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Gross Income
Rail	$246.0	$213.1	$489.9	$458.4
Specialty	24.3	27.6	50.2	54.7
ASC	58.8	53.4	70.9	62.7

Total segment gross income	329.1	294.1	611.0	575.8
Other	0.5	0.7	0.7	0.9

Consolidated Gross Income	$329.6	$294.8	$611.7	$576.7

Segment Profit
Rail	$56.7	$29.4	$108.3	$78.7
Specialty	8.8	14.5	19.5	26.6
ASC	8.6	9.1	9.4	9.5

Total Segment Profit	74.1	53.0	137.2	114.8
Less:
Selling, general and administrative expenses	37.4	32.8	73.8	66.3
Unallocated interest expense, net	1.2	0.3	2.3	2.3
Other income and expense, including eliminations	(0.2)	(5.3)	(0.4)	(5.3)
Income taxes	9.3	3.7	15.2	11.3

Consolidated Net Income	$26.4	$21.5	$46.3	$40.2

Basic earnings per share	$0.57	$0.47	$1.00	$0.87
Diluted earnings per share	$0.56	$0.46	$0.98	$0.86
Return on Equity
          The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended June 30:

	2011	2010
ROE	7.8%	7.7%
ROE, excluding certain items (a)	6.3%	7.0%

(a)	See definition under “Non-GAAP Financial Measures”

Segment Operations
          Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and GATX’s share of affiliates’ earnings attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue-earning assets. Operating costs include maintenance costs, marine operating costs, and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below in Other.
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
Rail
          Market conditions continued to improve in the second quarter of 2011 as U.S. carloadings increased, idle railcars declined, and lease rate pricing improved. Rail’s utilization in North America increased to 98.2% compared to 97.8% at the end of the first quarter and 96.5% at June 30, 2010. Lease rates on renewals and assignments also improved during the quarter as indicated by the average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below), which increased 4.4% from the average expiring lease rate, compared to decreases of 0.5% for the first quarter and 18.6% for the second quarter of 2010. Rail entered 2011 with approximately 21,000 cars on leases scheduled to expire during the year, of which approximately 8,700 occurred through the second quarter. The majority of these leases were either renewed or the underlying railcars were placed with new customers. Lease terms on renewals for cars in the LPI averaged 41 months in the current quarter and the first quarter, compared to 36 months for the second quarter of 2010. Rail is highly focused on lease pricing improvement in this recovering market. In Europe, Rail’s wholly-owned tank car fleet has increased due to investments in new cars. At the end of the second quarter of 2011, fleet utilization was 95.7% compared to 95.8% at the end of the first quarter and 94.4% at June 30, 2010. AAE, which serves the freight railcar markets, is experiencing some improvement in its markets and fleet utilization is increasing. During the first six months of 2011, Rail’s investment volume was $156.3 million, compared to $88.5 million in 2010. In March 2011, GATX entered into an agreement to acquire 12,500 newly built railcars that are expected to deliver ratably over a five-year period.
          Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Gross Income
Lease income	$211.3	$200.3	$420.7	$405.2
Asset remarketing income	7.1	0.3	14.7	12.8
Other income	19.3	17.2	39.1	36.5

Revenues	237.7	217.8	474.5	454.5
Affiliate earnings	8.3	(4.7)	15.4	3.9

	246.0	213.1	489.9	458.4

Ownership Costs
Depreciation	48.9	47.5	96.8	95.1
Interest expense, net	32.6	31.8	65.3	63.5
Operating lease expense	33.0	34.5	67.4	68.9

	114.5	113.8	229.5	227.5

Other Costs and Expenses
Maintenance expense	65.7	61.5	134.6	128.9
Other costs	9.1	8.4	17.5	23.3

	74.8	69.9	152.1	152.2

Segment Profit	$56.7	$29.4	$108.3	$78.7

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
Lease Price Index
Rail’s Fleet Data
          The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2010	2010	2010	2011	2011
Beginning balance	108,918	108,626	108,800	111,389	109,780
Cars added	434	1,189	3,479	175	657
Cars scrapped	(726)	(917)	(870)	(963)	(1,102)
Cars sold	—	(98)	(20)	(821)	(571)

Ending balance	108,626	108,800	111,389	109,780	108,764

Utilization rate at quarter end	96.5%	96.8%	97.4%	97.8%	98.2%
Average active railcars	104,530	104,611	106,732	108,061	106,935

North American Fleet
          The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2010	2010	2010	2011	2011
Beginning balance	20,321	20,302	20,226	20,432	20,524
Cars added	15	61	298	109	164
Cars scrapped or sold	(34)	(137)	(92)	(17)	(13)

Ending balance	20,302	20,226	20,432	20,524	20,675

Utilization rate at quarter end	94.4%	95.3%	95.7%	95.8%	95.7%
Average active railcars	19,198	19,223	19,430	19,596	19,728
European Fleet

          The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	June 30	September 30	December 31	March 31	June 30
	2010	2010	2010	2011	2011
Beginning balance	535	536	542	550	560
Locomotives added	1	6	8	10	13
Locomotives scrapped or sold	—	—	—	—	(1)

Ending balance	536	542	550	560	572

Utilization rate at quarter end	98.1%	98.7%	97.6%	97.7%	97.7%
Average active locomotives	517	531	536	541	553
Rail’s Lease Income
          Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
North American railcars	$161.2	$158.5	$323.2	$319.1
European railcars	41.3	33.6	79.9	69.9
Locomotives	8.8	8.2	17.6	16.2

	$211.3	$200.3	$420.7	$405.2

Comparison of the First Six Months of 2011 to the First Six Months of 2010
Segment Profit
          Rail’s segment profit for the first six months of 2011 reflects unrealized gains of $14.1 million representing the change in the fair value of certain interest rate swaps at AAE, while segment profit for the first six months of 2010 reflects unrealized losses of $5.9 million related to the interest rate swaps. Excluding the effect of these items from each period, Rail’s segment profit increased $9.6 million, primarily due to higher lease and asset remarketing income and higher scrapping gains, partially offset by lower affiliate earnings and higher maintenance costs in Europe.
Gross Income
          Lease income in North America increased $5.5 million, primarily due to an average of 2,500 more railcars and 50 more locomotives on lease, partially offset by the effect of lower renewal rates over the past year. In Europe, a $10.0 million increase in lease income was driven primarily by an average of approximately 500 more railcars on lease and the foreign exchange rate effects of a weaker U.S. dollar. Asset remarketing income increased $1.9 million primarily due to more railcar sales in the current year. Other income was $2.6 million higher, primarily due to higher scrapping gains resulting from higher scrap steel rates, partially offset by the absence of income from end-of-lease settlements received in the prior year. Affiliates’ earnings increased $11.5 million from the prior year. Excluding the impact of the aforementioned interest rate swaps at AAE from the current and prior years, affiliates’ earnings declined $8.5 million, primarily due to the combination of a current year charge related to a bankrupt customer at AAE and the absence of a prior year asset remarketing gain at another affiliate.
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
Ownership Costs
          Ownership costs were $2.0 million higher than prior year, primarily due to the combination of higher interest and depreciation expense related to new investments, including capitalized wheelsets in Europe, partially offset by lower operating lease expense resulting from the purchase of previously leased-in assets.

Other Costs and Expenses
          In North America, maintenance costs increased by $1.2 million, primarily due to higher railroad repair volumes, partially offset by fewer base fleet repairs and lower regulatory compliance costs. In Europe, maintenance costs were $4.5 million higher, primarily due to a higher volume of underframe revisions in the current year and the foreign exchange effects of a weaker U.S. dollar.
          Other costs in 2011 were $5.8 million lower than the prior year, primarily due to lower asset impairment charges, lower storage and switching fees, and net remeasurement gains on non-functional currency assets and liabilities in the current year compared to net losses in the prior year. Asset impairment charges of $1.9 million in the current year primarily related to wheelsets scrapped in Europe in connection with the wheelset replacement program. Asset impairments in the prior year primarily consisted of a $4.8 million charge in North America attributable to an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.
Comparison of the Second Quarter 2011 to the Second Quarter 2010
Segment Profit
          Rail’s segment profit for the second quarter of 2011 reflects unrealized gains of $6.9 million representing the change in the fair value of certain interest rate swaps at AAE, while segment profit for the second quarter of 2010 reflects unrealized losses of $5.0 million related to the interest rate swaps. Excluding the effect of these items from each period, Rail’s segment profit increased $15.4 million, primarily due to higher lease and asset remarketing income and higher scrapping gains.
Gross Income
          Lease income in North America increased $3.3 million, primarily due to an average of 2,400 more railcars and 36 more locomotives on lease. In Europe, a $7.7 million increase in lease income was driven primarily by an average of approximately 500 more railcars on lease and higher lease rates, as well as by the foreign exchange effects of a weaker U.S. dollar. Asset remarketing income increased $6.8 million due to higher railcar sales in the current year. Other income was $2.1 million higher, primarily due to higher scrapping gains resulting from higher scrap steel rates. Share of affiliates’ earnings was $13.0 million higher than the prior year period. Excluding the impact of the aforementioned interest rate swaps at AAE from the current and prior years, affiliates’ earnings increased $1.1 million, primarily due to improved operating income at AAE and a current year asset remarketing gain at another affiliate.
Ownership Costs
          Ownership costs were comparable to the prior year.
Other Costs and Expenses
          In North America, maintenance costs decreased $1.8 million, largely due to fewer base fleet repairs and regulatory compliance costs, partially offset by higher railroad repair volumes. In Europe, maintenance costs were $5.9 million higher, primarily due to a higher volume of underframe revisions in the current year, the foreign exchange effects of a weaker U.S. dollar and the timing of the capitalization of new wheelsets in the prior year in connection with the wheelset replacement program.
Specialty
          Specialty’s total asset base, including off balance sheet assets, was $802.5 million at June 30, 2011, compared to $744.4 million at December 31, 2010, and $699.4 million at June 30, 2010. Investment volume was $89.3 million in the first six months of 2011 compared to $33.1 million in the prior year period. Investments in 2011 primarily consisted of $51.1 million of equity investments in joint ventures, $19.1 million in senior secured loans and $19.1 million in marine assets. Specialty continues to evaluate investment opportunities in a disciplined manner, focusing on targeted asset types, asset cost and appropriate risk adjusted returns. Market conditions for Specialty’s marine affiliates remain challenging due to a combination of inconsistent demand for marine transport services and vessel overcapacity in these markets.

          Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Gross Income
Lease income	$14.8	$12.4	$29.2	$27.7
Asset remarketing income	1.1	3.6	2.4	5.5
Other income	1.7	0.3	1.9	0.5

Revenues	17.6	16.3	33.5	33.7
Affiliate earnings	6.7	11.3	16.7	21.0

	24.3	27.6	50.2	54.7

Ownership Costs
Depreciation	4.5	4.3	8.9	8.4
Interest expense, net	7.3	6.9	14.4	13.7
Operating lease expense	0.4	0.4	0.7	0.7

	12.2	11.6	24.0	22.8

Other Costs and Expenses	3.3	1.5	6.7	5.3

Segment Profit	$8.8	$14.5	$19.5	$26.6

Specialty’s Portfolio Data
          The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	June 30	September 30	December 31	March 31	June 30
	2010	2010	2010	2011	2011
Net book value of owned assets (a)	$699.4	$721.7	$744.4	$763.6	$802.5
Net book value of managed portfolio	$209.8	$208.0	$204.6	$196.8	$185.4

(a)	Includes off balance sheet assets
Comparison of the First Six Months of 2011 to the First Six Months of 2010
Segment Profit
          Specialty’s segment profit for the first six months of 2011 was $7.1 million lower than the prior year, primarily due to lower affiliate earnings and lower asset remarketing income.
Gross Income
          Lease income was $1.5 million higher than the prior year, primarily due to income from new leases and higher pooled barge income. Asset remarketing income was $3.1 million lower than the prior year due to fewer asset sales. Other income was $1.4 million higher than the prior year, primarily due to gains on the sale of securities in the current year. Share of affiliates’ earnings decreased $4.3 million, primarily due to an adjustment attributable to an accounting change for residual value guarantees.
Ownership Costs
          Ownership costs were $1.2 million higher than the prior year, primarily due to depreciation and interest expenses on new investments.
Other Costs and Expenses
          Other costs and expenses increased $1.4 million, primarily due to higher operating costs for pooled barges and the absence of a bad debt recovery received in the prior year.

Comparison of the Second Quarter of 2011 to the Second Quarter of 2010
Segment Profit
          Specialty’s segment profit for the second quarter of 2011 was $5.7 million lower than the prior year, primarily due to lower affiliate earnings and lower asset remarketing income.
Gross Income
          Lease income was $2.4 million higher, primarily due to higher pooled barge income and income from new leases. Asset remarketing income was $2.5 million lower, primarily due to fewer asset sales. Other income was $1.4 million higher than the prior year, primarily due to gains on the sale of securities. Share of affiliates’ earnings decreased $4.6 million, primarily due to an asset remarketing gain on the sale of a vessel in the prior year and lower earnings from marine affiliates in the current year.
Ownership Costs
          Ownership costs were $0.6 million higher than the prior year, primarily due to depreciation and interest expenses on new investments.
Other Costs and Expenses
          Other costs and expenses increased $1.8 million, primarily due to higher operating costs for pooled barges.
ASC
          Higher steel production in the first half of the year drove strong customer demand for iron ore. However, challenging weather conditions and some mechanical delays limited potential freight volume. As a result, during the first six months of 2011, ASC carried 9.0 million net tons of freight compared to 9.6 million net tons in the prior year. ASC was operating 12 vessels at the end of the current quarter and deployed 2 additional vessels in July, compared to operating 13 vessels in the prior year. ASC expects steady customer demand for tonnage through the remainder of the year; however, operations may be affected by the outcome of the labor negotiations described below under “ASC Labor Agreement.”
          Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Gross Income
Marine operating revenues	$56.6	$52.4	$67.7	$60.7
Lease income	1.1	1.0	2.1	2.0
Other income	1.1	—	1.1	—

	58.8	53.4	70.9	62.7
Ownership Costs
Depreciation	3.9	3.3	3.9	3.3
Interest expense, net	2.0	2.2	4.0	4.3

	5.9	5.5	7.9	7.6

Other Costs and Expenses
Maintenance expense	5.1	3.7	5.5	4.1
Marine operating expense	39.2	35.1	48.1	41.5

	44.3	38.8	53.6	45.6

Segment Profit	$8.6	$9.1	$9.4	$9.5

Comparison of the First Six Months of 2011 to the First Six Months of 2010
Segment Profit
          ASC’s segment profit for the first six months of 2011 was slightly lower than the prior year as higher maintenance costs were largely offset by a gain realized on the return of a leased-in vessel.
Gross Income
          Gross income increased $8.2 million, primarily due to a combination of higher freight rates, a gain on the return of a leased-in vessel and higher fuel surcharges (the effect of which is largely offset in operating expenses).
Ownership Costs
          Ownership costs were comparable to the prior year.
Other Costs and Expenses
          Maintenance costs were $1.4 million higher, primarily due to more extensive winter work. Marine operating expenses increased $6.6 million, primarily due to increased fuel costs, which are recoverable through fuel surcharges.
Comparison of the Second Quarter of 2011 to the Second Quarter of 2010
Segment Profit
          ASC’s segment profit for the second quarter of 2011 was $0.5 million lower than the prior year, primarily due to higher maintenance costs, partially offset by the previously noted gain.
Gross Income
          Gross income increased $5.4 million, primarily due to a combination of higher freight rates, a gain on the return of a leased-in vessel and higher fuel surcharges (the effect of which is largely offset in operating expenses).
Ownership Costs
          Ownership costs increased $0.4 million, primarily due to depreciation expense on capitalized costs.
Other Costs and Expenses
          Maintenance costs increased $1.4 million, primarily due to more extensive winter work. Marine operating expenses increased $4.1 million, primarily due to increased costs for fuel, which are recoverable through fuel surcharges.
ASC Labor Agreement
          Licensed crew members working aboard ASC’s Great Lakes vessels are represented for collective bargaining by the American Maritime Officers union (the “AMO”). The current collective bargaining agreement between ASC and the AMO expires on August 1, 2011. ASC is trying to negotiate with the AMO on a successor agreement. In any collective bargaining situation, there is always a risk that negotiations will not be successful and that a labor dispute could result. ASC has developed a contingency plan to minimize the impact of any potential labor dispute on operations and does not anticipate that a labor dispute would have a material adverse effect on its consolidated financial condition or cash flows; however, a prolonged dispute could negatively impact GATX’s results of operations in a particular quarter or year.

Other
          Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments, and eliminations.
          Components of Other are outlined below (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Selling, general and administrative expenses	$37.4	$32.8	$73.8	$66.3
Unallocated interest expense, net	1.2	0.3	2.3	2.3
Other income and expense, including eliminations	(0.2)	(5.3)	(0.4)	(5.3)
Income taxes	9.3	3.7	15.2	11.3
          SG&A in 2011 was $7.5 million and $4.6 million higher for the first six months and second quarter, respectively, compared to the prior year. The increases were primarily due to higher compensation expenses, IT expenditures and outside services spending, partially offset by lower pension expense. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) for the first six months of 2011 was comparable to the prior year. Second quarter unallocated interest expense was $0.9 million higher in 2011 than the prior year, primarily due to the timing of debt issuances and investment funding. Other income and expense for the first six months and second quarter of 2010 primarily reflected a $6.5 million benefit from the resolution of a litigation matter, partially offset by a $2.0 million addition to an environmental reserve related to a sold facility.
Income Taxes
          GATX’s effective tax rate was 25% for the six months ended June 30, 2011, compared to 22% for the six months ended June 30, 2010. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Excluding the effect of the tax benefits, GATX’s effective rate for the first six months of 2010 was 29%. The difference in GATX’s effective tax rate was largely driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.
          As of June 30, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.3 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).
Cash Flow and Liquidity
          GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2011, GATX had unrestricted cash balances of $50.2 million.

          The following table sets forth GATX’s principal sources and uses of cash for the six months ended June 30 (in millions):

	2011	2010
Principal sources of cash
Net cash provided by operating activities	$116.4	$86.0
Portfolio proceeds	78.7	42.4
Other asset sales	21.2	14.5
Proceeds from issuance of debt, commercial paper and credit facilities	352.7	295.8

	$569.0	$438.7

Principal uses of cash
Portfolio investments and capital additions	$(260.1)	$(131.1)
Repayments of debt, commercial paper and credit facilities	(238.8)	(293.0)
Purchases of leased-in assets	(61.1)	—
Payments on capital lease obligations	(17.4)	(2.9)
Cash dividends	(28.4)	(27.1)

	$(605.8)	$(454.1)

          Net cash provided by operating activities for the first six months of 2011 was $116.4 million, an increase of $30.4 million from the prior year. The increase was primarily driven by higher lease income, lower operating lease payments and net refunds for income and value added taxes in the current year compared to net payments in the prior year, partially offset by lower dividends from affiliates in the current year and the absence of a prior year litigation recovery. The prior year also included a $13.1 million negative adjustment to cash from operations resulting from the correction of the overstatement of cash and cash equivalents at December 31, 2009.
          Portfolio investments and capital additions for the first six months of 2011 totaled $260.1 million, an increase of $129.0 million from the prior year. Rail and Specialty investments in 2011 were $156.3 million and $89.3 million, respectively, compared to $88.5 million and $33.1 million, respectively, in 2010.
          Portfolio proceeds for the first six months of 2011 of $78.7 million increased by $36.3 million from the prior year, primarily due to higher proceeds from asset sales and finance lease principal receipts. Proceeds from sales of other assets of $21.2 million for the first six months of 2011 increased by $6.7 million from the prior year and primarily consisted of cash received from the scrapping of railcars.
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
          Proceeds from the issuance of debt for the first six months of 2011 were $352.7 million (net of hedges and debt issuance costs). Debt repayments of $238.8 million for the first six months of 2011 primarily consisted of scheduled debt maturities and net repayments of short-term borrowings.

Short-Term Borrowings
          The following table provides certain information regarding GATX’s short-term borrowings for the six months ended June 30, 2011:

	North
	America (a)	Europe (a)
Balance as of June 30 (in millions)	$54.5	$47.7
Weighted average interest rate	0.3%	2.6%
Euro/Dollar exchange rate	n/a	1.4502

Average monthly amount outstanding during year (in millions)	$81.5	$36.7
Weighted average interest rate	0.4%	4.5%
Average Euro/Dollar exchange rate	n/a	1.4042

Average monthly amount outstanding during 2nd quarter (in millions)	$71.1	$42.2
Weighted average interest rate	0.4%	1.7%
Average Euro/Dollar exchange rate	n/a	1.4400

Maximum month-end amount outstanding (in millions)	$133.7	$47.7
Euro/Dollar exchange rate	n/a	1.4502

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S. Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.
          In the second quarter of 2011, GATX terminated its existing $550 million senior unsecured revolving bank facility, and entered into a new 4-year senior unsecured revolving bank facility. The new facility amount is $560 million with a May 2015 maturity, and the covenants are substantially unchanged from the prior facility. As of June 30, 2011, availability under the new facility was $495.9 million, with $54.5 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.
Restrictive Covenants
          The $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Certain bank term loans have the same financial covenants as the facility and another borrowing contains various restrictive covenants and certain negative pledge provisions. The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of June 30, 2011, GATX was in compliance with all covenants and conditions of its credit agreements.
Credit Ratings
          The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2011, GATX’s long-term unsecured debt was rated BBB by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments
          At June 30, 2011, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Recourse debt	$2,978.3	$48.3	$727.0	$408.4	$411.9	$457.3	$925.4
Nonrecourse debt	196.3	36.3	25.6	33.7	58.3	31.3	11.1
Commercial paper and credit facilities	102.2	102.2	—	—	—	—	—
Capital lease obligations	18.5	1.6	3.3	3.4	3.3	3.1	3.8
Operating leases — recourse	1,012.6	36.8	115.2	106.9	110.4	127.0	516.3
Operating leases — nonrecourse	245.2	13.5	28.0	28.3	27.8	26.3	121.3
Portfolio investments (a)	1,351.6	220.1	239.7	240.7	250.9	258.9	141.3

	$5,904.7	$458.8	$1,138.8	$821.4	$862.6	$903.9	$1,719.2

(a)	Primarily railcar purchase commitments pursuant to a five-year supply agreement.
Critical Accounting Policies
          There have been no changes to GATX’s critical accounting policies during the six months ending June 30, 2011; refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a summary of GATX’s policies.
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
          GATX presents the financial measures of return on equity and net income that exclude the effect of certain items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between reporting periods and provides transparency into the operating results of GATX’s business. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.
Glossary of Key Terms
•	Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income, Excluding Certain Items — Earnings in 2010 and 2011 excluding gains and/or losses on certain interest rate swaps at AAE, the favorable resolution of a litigation matter and certain tax benefits. GATX believes these items are not indicative of its operational performance.

•	Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average total shareholders’ equity.

•	Return on Equity, Excluding Certain Items — Net income excluding certain items divided by average total shareholders’ equity.
Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures
          The following table presents Total On and Off Balance Sheet Assets (in millions):

	June 30	September 30	December 31	March 31	June 30
	2010	2010	2010	2011	2011
Consolidated On Balance Sheet Assets	$5,083.0	$5,133.5	$5,442.4	$5,498.7	$5,642.5
Off Balance Sheet Assets:
Rail	940.4	979.4	968.1	899.8	906.2
Specialty	3.7	3.5	3.4	3.2	3.0

Total On and Off Balance Sheet Assets	$6,027.1	$6,116.4	$6,413.9	$6,401.7	$6,551.7

Shareholders’ Equity	$1,044.9	$1,098.6	$1,113.7	$1,153.7	$1,191.1
          The following table presents Net Income, excluding certain items for the trailing twelve months ended June 30 (in millions):

	2011	2010
Net Income, as reported	$86.9	$81.3
Tax Benefits (a)	(7.7)	(11.1)
(Gain) Loss on Interest Rate Swaps at AAE (net of tax)	(8.6)	7.7
Other Items (b)	—	(4.1)

Net Income, excluding certain items	$70.6	$73.8

(a)	For the trailing twelve months of 2011, tax benefits include $5.8 million primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred benefit attributable to a reduction of statutory rates in the United Kingdom. For the trailing twelve months of 2010, tax benefits include $3.7 million in connection with the close of various federal and foreign tax audits and $7.4 million of realized foreign credits.

(b)	For the trailing twelve months of 2010, other items includes $4.1 million (after tax) of income from the favorable resolution of a litigation matter.
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
          No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)
/s/ Robert C. Lyons
Robert C. Lyons
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: July 28, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements.*

Incorporated by Reference:

10.1	Four Year Credit Agreement with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank National Association, U.S. Bank National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to GATX’s Current Report on Form 8-K dated May 11, 2011, file number 1-2328.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.