Form 10-Q
period 2011-09-30
GATX CORP
filed 2011-10-28
CIK 40211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, 46.6 million common shares were outstanding.

GATX CORPORATION

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in millions, except share data)

	September 30 2011	December 31 2010
Assets

Cash and Cash Equivalents	$115.0	$78.5
Restricted Cash	50.6	56.6

Receivables
Rent and other receivables	78.3	70.6
Loans	18.6	0.5
Finance leases	330.3	347.7
Less: allowance for possible losses	(11.8)	(11.6)

	415.4	407.2
Operating Assets and Facilities
Rail (includes $123.5 and $123.7 relating to a consolidated VIE at September 30, 2011 and December 31, 2010, respectively)	5,652.7	5,513.6
Specialty	372.9	280.8
ASC	373.6	389.1
Less: allowance for depreciation (includes $17.8 and $13.6 relating to a consolidated VIE at September 30, 2011 and December 31, 2010, respectively)	(2,061.2)	(2,049.7)

	4,338.0	4,133.8

Investments in Affiliated Companies	547.5	486.1
Goodwill	92.7	92.7
Other Assets	197.3	187.5

Total Assets	$5,756.5	$5,442.4

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$150.0	$114.6
Debt
Commercial paper and borrowings under bank credit facilities	124.2	115.6
Recourse	3,145.6	2,801.8
Nonrecourse (includes $48.1 and $56.2 relating to a consolidated VIE at September 30, 2011 and December 31, 2010, respectively)	157.8	217.2
Capital lease obligations	14.3	41.9

	3,441.9	3,176.5

Deferred Income Taxes	769.8	750.6
Other Liabilities	239.5	287.0

Total Liabilities	4,601.2	4,328.7

Shareholders’ Equity

Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,644 and 16,694 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively, aggregate liquidation preference of $1.0)

	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,718,449 and 65,482,950 shares issued and 46,595,929 and 46,360,430 shares outstanding as of September 30, 2011 and December 31, 2010, respectively)	41.0	40.9
Additional paid in capital	638.9	626.2
Retained earnings	1,153.6	1,116.9
Accumulated other comprehensive loss	(117.9)	(110.0)
Treasury stock at cost (19,122,520 shares at September 30, 2011 and December 31, 2010)	(560.3)	(560.3)

Total Shareholders’ Equity	1,155.3	1,113.7

Total Liabilities and Shareholders’ Equity	$5,756.5	$5,442.4

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross Income
Lease income	$227.9	$216.1	$679.9	$651.0
Marine operating revenue	70.3	64.8	138.0	125.5
Asset remarketing income	16.2	10.1	33.3	28.4
Other income	23.5	17.7	66.3	55.6

Revenues	337.9	308.7	917.5	860.5
Share of affiliates’ earnings	1.8	5.7	33.9	30.6

Total Gross Income	339.7	314.4	951.4	891.1

Ownership Costs
Depreciation	57.7	54.3	167.3	161.1
Interest expense, net	40.9	41.3	126.9	125.1
Operating lease expense	31.7	35.0	99.6	104.4

Total Ownership Costs	130.3	130.6	393.8	390.6

Other Costs and Expenses
Maintenance expense	68.5	65.7	208.6	198.7
Marine operating expense	50.5	43.7	98.6	85.2
Selling, general and administrative	38.5	31.0	112.3	97.3
Other expense	8.2	15.1	32.9	39.5

Total Other Costs and Expenses	165.7	155.5	452.4	420.7

Income before Income Taxes	43.7	28.3	105.2	79.8
Income Taxes	10.8	7.2	26.0	18.5

Net Income	$32.9	$21.1	$79.2	$61.3

Per Share Data
Basic	$0.71	$0.45	$1.71	$1.33
Average number of common shares (in millions)	46.5	46.2	46.4	46.1

Diluted	0.70	0.45	1.68	1.31
Average number of common shares and common share equivalents (in millions)	47.2	46.7	47.1	47.0

Dividends declared per common share	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30
	2011	2010
Operating Activities
Net income	$79.2	$61.3

Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(51.2)	(35.1)
Depreciation	176.0	169.3
Provision (reversal of provision) for losses	0.3	(0.2)
Asset impairment charges	2.5	5.8
Deferred income taxes	18.9	12.7
Share of affiliates’ earnings, net of dividends	(28.2)	(1.4)
Change in income taxes payable	11.5	(4.9)
Change in accrued operating lease expense	(32.5)	(38.2)
Employee benefit plans	(4.0)	(20.2)
Other	15.3	1.5

Net cash provided by operating activities	187.8	150.6

Investing Activities
Additions to operating assets and facilities	(327.7)	(219.5)
Loans extended	(19.1)	—
Investments in affiliates	(113.2)	(24.9)
Other	(0.1)	(0.1)

Portfolio investments and capital additions	(460.1)	(244.5)
Purchases of leased-in assets	(61.1)	(1.5)
Portfolio proceeds	108.9	55.4
Proceeds from sales of other assets	31.5	21.9
Proceeds from sale-leaseback	—	78.9
Net decrease in restricted cash	6.0	1.2

Net cash used in investing activities	(374.8)	(88.6)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	545.9	259.1
Repayments of debt (original maturities longer than 90 days)	(277.1)	(298.0)
Net increase in debt with original maturities of 90 days or less	9.1	2.6
Payments on capital lease obligations	(18.5)	(4.4)
Employee exercises of stock options	5.1	0.8
Cash dividends	(42.3)	(40.3)

Net cash provided by (used in) financing activities	222.2	(80.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.3	0.1

Net increase (decrease) in Cash and Cash Equivalents during the period	36.5	(18.1)
Cash and Cash Equivalents at beginning of period	78.5	41.7

Cash and Cash Equivalents at end of period	$115.0	$23.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	Description of Business

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

The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, as set forth in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

New Accounting Pronouncements

Multiemployer Benefit Plans — In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance that requires an entity to provide additional quantitative and qualitative disclosures about its involvement in multiemployer pension and other postretirement benefit plans. The disclosures include the entity’s level of participation in multiemployer benefit plans, the financial health of those plans, and the nature of the entity’s commitments to the plans. The guidance becomes effective for annual periods ending after December 15, 2011, with early adoption permitted. The application of the new guidance will not impact GATX’s financial position, results of operations or cash flows.

Goodwill — In September 2011, the FASB issued authoritative accounting guidance that provides an entity the option to assess qualitative factors to determine if performing the two-step goodwill impairment test is necessary. The assessment of qualitative factors requires an entity to evaluate all events or circumstances that could impact the likelihood that the fair value of a reporting unit is less than its carrying amount. The guidance becomes effective for periods beginning after December 15, 2011, with early adoption permitted. Upon adoption, GATX may revise its goodwill impairment testing policy, but application of the new guidance will not impact GATX’s financial position, results of operations or cash flows.

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

Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues	$165.9	$155.5	$502.0	$488.9
Pre-tax income reported by affiliates	6.7	15.7	89.2	57.8

In the third quarter of 2011, the Clipper Fourth Limited and Clipper Fourth APS (collectively, the “Clipper Entities”) marine joint ventures, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the Clipper Entities’ outstanding debt, and received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million. GATX recognized an impairment loss of $5.2 million as a result of the transfer, which is reflected in share of affiliates’ earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4.	Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$17.3	$—	$17.3	$—
Foreign exchange rate derivatives (b)	2.3	—	2.3	—
Available for sale equity securities	3.3	3.3	—	—

Liabilities
Interest rate derivatives (a)	3.0	—	3.0	—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$17.6	$—	$17.6	$—
Available for sale equity securities	4.3	4.3	—	—

Liabilities
Interest rate derivatives (a)	4.6	—	4.6	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

(a)	Designated as hedges
(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices in an active exchange market. Derivative contracts are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

The following tables set forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements (in millions):

Nine months ended September 30	Fair Value of Assets	Carrying Value of Assets	Impairment Losses

2011	$3.2	$5.4	$2.2
2010	3.8	9.6	5.8

Three months ended September 30	Fair Value of Assets	Carrying Value of Assets	Impairment Losses

2011	$1.0	$2.0	$1.0
2010	0.3	0.7	0.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

For the first nine months and third quarter of 2011, impairment losses of $2.2 million and $1.0 million, respectively, primarily related to scrapped wheelsets in Rail’s European fleet. For the first nine months and third quarter of 2010, impairment losses of $1.0 million and $0.4 million, respectively, related to scrapped wheelsets in Rail’s European fleet. Also in the first nine months of 2010, impairment losses of $4.8 million related to an industry-wide, regulatory mandate issued by the Association of American Railroads that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars. In each case, the fair value was determined using discounted cash flow methodologies and third-party appraisal data, as applicable.

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

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of September 30, 2011 and December 31, 2010, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of September 30, 2011, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of September 30, 2011 and December 31, 2010, GATX had 12 instruments and 13 instruments outstanding, respectively, with an aggregate notional amount of $78.0 million and $130.4 million, respectively. As of September 30, 2011, these derivatives had maturities ranging from 2012-2015. Within the next 12 months, GATX expects to reclassify $7.1 million ($4.5 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2011 was $3.0 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended September 30		Nine Months Ended September 30
		2011	2010	2011	2010
Fair value hedges (a)	Interest expense	$0.4	$4.0	$(0.3)	$11.7
Cash flow hedges	Amount recognized in other comprehensive income (loss) (effective portion)	0.8	(2.7)	(5.1)	(10.9)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	(2.1)	(2.0)	(6.0)	(5.7)
Cash flow hedges	Amount reclassified from accumulated other comprehensive loss to operating lease expense (effective portion)	(0.4)	(0.4)	(1.2)	(1.2)
Cash flow hedges	Amount recognized in other expense (ineffective portion)	(0.4)	—	(0.4)	(0.1)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$4.4	$7.3	$6.8	$10.2
Loans	18.6	18.7	0.5	0.5

Liabilities
Recourse fixed rate debt	$2,653.9	$2,784.7	$2,459.3	$2,615.9
Recourse floating rate debt	491.7	487.5	342.5	341.5
Nonrecourse debt	157.8	168.0	217.2	233.0

NOTE 5.	Commercial Commitments

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table sets forth GATX’s commercial commitments as of (in millions):

	September 30 2011	December 31 2010
Affiliate guarantees	$50.0	$30.0
Asset residual value guarantees	34.1	48.0
Lease payment guarantees	48.3	52.7

Total guarantees (a)	132.4	130.7
Standby letters of credit and bonds	10.9	11.5

	$143.3	$142.2

(a)	At September 30, 2011 and December 31, 2010, the carrying values of liabilities on the balance sheet for guarantees were $6.6 million and $7.3 million, respectively. The expirations of these guarantees range from 2011 to 2019. GATX is not aware of any event that would require it to satisfy these guarantees.

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

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At September 30, 2011, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of assets and liabilities of the VIE that GATX consolidates were as follows (in millions):

	September 30 2011	December 31 2010

Operating assets, net of accumulated depreciation (a)	$105.7	$110.1
Nonrecourse debt	48.1	56.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were as follows (in millions):

	September 30, 2011		December 31, 2010
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$78.4	$78.4	$60.9	$60.9
Leveraged leases	72.2	72.2	74.1	74.1
Other investment	0.9	0.9	1.0	1.0

Total	$151.5	$151.5	$136.0	$136.0

NOTE 7.	Comprehensive Income

The components of comprehensive (loss) income were as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income	$32.9	$21.1	$79.2	$61.3
Other comprehensive (loss) income, net of taxes:
Foreign currency translation (loss) gain	(56.4)	44.3	(16.9)	(28.2)
Unrealized (loss) gain on securities	(0.2)	0.1	(0.6)	0.8
Unrealized (loss) gain on derivative instruments	(1.0)	—	6.8	(4.5)
Post retirement benefit plans	0.9	0.2	2.8	2.0

Comprehensive (loss) income	$(23.8)	$65.7	$71.3	$31.4

NOTE 8.	Share-Based Compensation

In the first nine months of 2011, GATX granted 417,600 stock appreciation rights (“SARs”), 200,736 restricted stock units, 87,570 performance shares and 14,831 phantom stock units. For the three and nine months ended September 30, 2011, total share-based compensation expense was $2.0 million ($1.2 million after tax) and $6.9 million ($4.3 million after tax), respectively. For the three and nine months ended September 30, 2010, total share-based compensation expense was $1.6 million ($1.0 million after tax) and $5.0 million ($3.1 million after tax), respectively.

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

GATX’s effective tax rate was 25% for the nine months ended September 30, 2011, compared to 23% for the nine months ended September 30, 2010. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom. In the current year, GATX recognized a $4.1 million deferred tax benefit in connection with a further reduction in the statutory tax rates of the United Kingdom. Excluding the effect of these tax benefits from each year, GATX’s effective tax rate for the first nine months of 2011 and 2010 was 29% and 30% respectively. The difference between the 2011 and 2010 effective tax rates was driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.

As of September 30, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.7 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).

NOTE 10.	Pension and Other Post-Retirement Benefits

The components of pension and other post-retirement benefit costs for the three months ended September 30, 2011 and 2010, were as follows (in millions):

	2011 Pension Benefits	2010 Pension Benefits	2011 Retiree Health and Life	2010 Retiree Health and Life

Service cost	$1.4	$1.2	$0.1	$(0.1)
Interest cost	5.2	5.6	0.6	0.6
Expected return on plan assets	(8.4)	(8.5)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.2)	—	(0.1)
Unrecognized net actuarial loss (gain)	1.8	1.1	(0.1)	(0.2)

Net costs (a)	$(0.3)	$(0.8)	$0.6	$0.2

The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2011 and 2010, were as follows (in millions):

	2011 Pension Benefits	2010 Pension Benefits	2011 Retiree Health and Life	2010 Retiree Health and Life

Service cost	$4.1	$4.0	$0.2	$0.1
Interest cost	15.6	16.6	1.7	1.8
Expected return on plan assets	(25.0)	(25.1)	—	—
Amortization of:
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	5.4	4.5	(0.2)	(0.2)

Net costs (a)	$(0.7)	$(0.8)	$1.6	$1.6

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2011, may differ from these estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator:
Net income	$32.9	$21.1	$79.2	$61.3

Numerator for basic earnings per share — income available to common shareholders	$32.9	$21.1	$79.2	$61.3
Effect of dilutive securities:
After-tax interest expense on convertible securities	—	—	—	0.2

Numerator for diluted earnings per share — income available to common shareholders	$32.9	$21.1	$79.2	$61.5
Denominator:
Denominator for basic earnings per share — weighted average shares	46.5	46.2	46.4	46.1
Effect of dilutive securities:
Equity compensation plans	0.6	0.4	0.6	0.5
Convertible preferred stock	0.1	0.1	0.1	0.1
Convertible securities	—	—	—	0.3

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.2	46.7	47.1	47.0

Basic earnings per share	$0.71	$0.45	$1.71	$1.33

Diluted earnings per share	$0.70	$0.45	$1.68	$1.31

NOTE 12.	Legal Proceedings and Other Contingencies

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

As of September 30, 2011, PKP’s claims for damages totaled approximately PLN 146.7 million, or $44.4 million, which consists of the principal amount, interest and costs allegedly paid by it to the Bank and statutory interest. Statutory interest would be assessed only if, on remand, the Court of Appeals or the trial court ultimately awards damages to PKP, in which case interest would be assessed on the amount of the award from the date of filing of the claim in December 2005, to the date of the award. The Company has recorded an accrual of $15.5 million for this litigation pending final resolution on appeal. While the ultimate resolution of this matter for an amount in excess of this accrual is possible, the Company believes that any such excess would not be material to its financial position or liquidity. However, such resolution could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Rail	Specialty	ASC	Other	GATX Consolidated
Three Months Ended September 30, 2011
Profitability
Revenues	$242.6	$23.7	$71.3	$0.3	$337.9
Share of affiliates’ earnings	(2.0)	3.8	—	—	1.8

Total gross income	240.6	27.5	71.3	0.3	339.7
Ownership costs	111.8	12.1	5.6	0.8	130.3
Other costs and expenses	65.8	3.9	57.2	0.3	127.2

Segment profit (loss)	$63.0	$11.5	$8.5	$(0.8)	82.2
SG&A					38.5

Income before income taxes					$43.7
Capital Expenditures
Portfolio investments and capital additions	$133.8	$62.1	$3.3	$0.8	$200.0
Selected Balance Sheet Data at September 30, 2011
Investments in affiliated companies	$163.0	$384.5	$—	$—	$547.5
Identifiable assets	$4,448.6	$862.0	$286.3	$159.6	$5,756.5

Three Months Ended September 30, 2010
Profitability
Revenues	$221.6	$21.0	$65.9	$0.2	$308.7
Share of affiliates’ earnings	(2.1)	7.8	—	—	5.7

Total gross income	219.5	28.8	65.9	0.2	314.4
Ownership costs	112.8	12.2	5.6	—	130.6
Other costs and expenses	74.0	3.0	47.8	(0.3)	124.5

Segment profit	$32.7	$13.6	$12.5	$0.5	59.3
SG&A					31.0

Income before income taxes					$28.3
Capital Expenditures
Portfolio investments and capital additions	$93.0	$19.5	$0.3	$0.6	$113.4
Selected Balance Sheet Data at December 31, 2010
Investments in affiliated companies	$141.0	$345.1	$—	$—	$486.1
Identifiable assets	$4,292.4	$741.0	$271.3	$137.7	$5,442.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	Specialty	ASC	Other	GATX Consolidated
Nine Months Ended September 30, 2011
Profitability
Revenues	$717.1	$57.2	$142.2	$1.0	$917.5
Share of affiliates’ earnings	13.4	20.5	—	—	33.9

Total gross income	730.5	77.7	142.2	1.0	951.4
Ownership costs	341.3	36.1	13.5	2.9	393.8
Other costs and expenses	217.9	10.6	110.8	0.8	340.1

Segment profit (loss)	$171.3	$31.0	$17.9	$(2.7)	217.5
SG&A					112.3

Income before income taxes					$105.2
Capital Expenditures
Portfolio investments and capital additions	$290.1	$151.4	$15.9	$2.7	$460.1

Nine Months Ended September 30, 2010
Profitability
Revenues	$676.1	$54.7	$128.6	$1.1	$860.5
Share of affiliates’ earnings	1.8	28.8	—	—	30.6

Total gross income	677.9	83.5	128.6	1.1	891.1
Ownership costs	340.3	35.0	13.2	2.1	390.6
Other costs and expenses	226.2	8.3	93.4	(4.5)	323.4

Segment profit	$111.4	$40.2	$22.0	$3.5	177.1
SG&A					97.3

Income before income taxes					$79.8
Capital Expenditures
Portfolio investments and capital additions	$181.5	$52.6	$7.3	$3.1	$244.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2011. For further information, refer to GATX’s Annual Report on Form 10-K, as filed with the SEC, which contains the Company’s consolidated financial statements for the year ended December 31, 2010.

DISCUSSION OF OPERATING RESULTS

Net income was $79.2 million, or $1.68 per diluted share, for the first nine months of 2011 compared to net income of $61.3 million, or $1.31 per diluted share, for the first nine months of 2010. Results for the first nine months of 2010 include after-tax income of $4.1 million, or $0.09 per diluted share, related to the favorable resolution of a litigation matter, $3.7 million, or $0.08 per diluted share, related to the reversal of an income tax accrual and $1.9 million, or $0.04 per diluted share, related to a deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom, partially offset by after-tax unrealized losses of $8.0 million, or $0.17 per diluted share, related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”). The 2011 results include a net benefit of $9.8 million, or $0.21 per diluted share, in after-tax unrealized gains related to certain interest rate swaps at AAE and a $4.1 million, or $0.09 per diluted share, deferred tax benefit attributable to a further reduction in the statutory tax rates of the United Kingdom.

Net income was $32.9 million, or $0.70 per diluted share, for the third quarter of 2011 compared to net income of $21.1 million, or $0.45 per diluted share, for the third quarter of 2010. Third quarter 2010 results include $2.7 million, or $0.06 per diluted share, of after-tax unrealized losses related to certain interest rate swaps at AAE and a $1.9 million, or $0.04 per diluted share, deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom. Results for the third quarter of 2011 include $2.8 million, or $0.06 per diluted share, of after-tax unrealized losses related to certain interest rate swaps at AAE and a $4.1 million, or $0.09 per diluted share, deferred tax benefit attributable to a further reduction in the statutory tax rates of the United Kingdom.

Total investment volume was $460.1 million for the first nine months of 2011 compared to $244.5 million for the first nine months of 2010.

The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross Income
Rail	$240.6	$219.5	$730.5	$677.9
Specialty	27.5	28.8	77.7	83.5
ASC	71.3	65.9	142.2	128.6

Total segment gross income	339.4	314.2	950.4	890.0
Other	0.3	0.2	1.0	1.1

Consolidated Gross Income	$339.7	$314.4	$951.4	$891.1

Segment Profit
Rail	$63.0	$32.7	$171.3	$111.4
Specialty	11.5	13.6	31.0	40.2
ASC	8.5	12.5	17.9	22.0

Total Segment Profit	83.0	58.8	220.2	173.6
Less:
Selling, general and administrative expenses	38.5	31.0	112.3	97.3
Unallocated interest expense, net	0.8	—	3.1	2.3
Other income and expense, including eliminations	—	(0.5)	(0.4)	(5.8)
Income taxes	10.8	7.2	26.0	18.5

Consolidated Net Income	$32.9	$21.1	$79.2	$61.3

Basic earnings per share	$0.71	$0.45	$1.71	$1.33
Diluted earnings per share	$0.70	$0.45	$1.68	$1.31

Return on Equity

The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended September 30:

	2011	2010
ROE	8.8%	7.5%
ROE, excluding certain items (a)	7.1%	6.9%

(a)	See definition under “Non-GAAP Financial Measures”

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues and GATX’s share of affiliates’ earnings attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue-earning assets. Operating costs include maintenance costs, marine operating costs, and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are discussed below under Other.

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

Rail

Market conditions continued to improve in the third quarter of 2011. Industry-wide, U.S. carloadings have increased modestly. Rail’s utilization in North America was 98.2%, consistent with the second quarter and higher than utilization of 96.8% at September 30, 2010. Lease rates on renewals improved during the quarter as indicated by the weighted average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below), which increased 9.6% from the weighted average expiring lease rate, compared to an increase of 4.4% for the second quarter and a decrease of 15.7% for the third quarter of 2010.

Rail entered 2011 with approximately 21,000 cars on leases scheduled to expire during the year, of which approximately 14,600 occurred through the current quarter. The majority of these leases were either renewed or the underlying railcars were placed with new customers. Lease terms on renewals for cars in the LPI averaged 49 months in the current quarter compared to 41 months for the second quarter and 36 months for the third quarter of 2010. In Europe, Rail’s wholly-owned tank car fleet increased due to investments in new cars. At the end of the third quarter of 2011, fleet utilization was 96.0% compared to 95.7% at the end of the second quarter and 95.3% at September 30, 2010. AAE, which serves the European freight railcar markets, has experienced modest improvement in its markets and fleet utilization is stable. During the first nine months of 2011, Rail’s investment volume was $290.1 million, compared to $181.5 million in 2010. In March 2011, GATX entered into an agreement to acquire 12,500 newly built railcars that are expected to deliver ratably over a five-year period.

Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross Income
Lease income	$212.1	$201.4	$632.8	$606.6
Asset remarketing income	8.0	2.7	22.7	15.5
Other income	22.5	17.5	61.6	54.0

Revenues	242.6	221.6	717.1	676.1
Affiliate earnings	(2.0)	(2.1)	13.4	1.8

	240.6	219.5	730.5	677.9

Ownership Costs
Depreciation	49.6	46.1	146.4	141.2
Interest expense, net	30.8	32.0	96.1	95.5
Operating lease expense	31.4	34.7	98.8	103.6

	111.8	112.8	341.3	340.3

Other Costs and Expenses
Maintenance expense	61.8	61.6	196.4	190.5
Other costs	4.0	12.4	21.5	35.7

	65.8	74.0	217.9	226.2

Segment Profit	$63.0	$32.7	$171.3	$111.4

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

Rail’s Fleet Data

The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	September 30 2010	December 31 2010	March 31 2011	June 30 2011	September 30 2011
Beginning balance	108,626	108,800	111,389	109,780	108,764
Cars added	1,189	3,479	175	657	1,069
Cars scrapped	(917)	(870)	(963)	(1,102)	(602)
Cars sold	(98)	(20)	(821)	(571)	(140)

Ending balance	108,800	111,389	109,780	108,764	109,091

Utilization rate at quarter end	96.8%	97.4%	97.8%	98.2%	98.2%
Average active railcars	104,611	106,732	108,061	106,935	106,984

The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	September 30 2010	December 31 2010	March 31 2011	June 30 2011	September 30 2011
Beginning balance	20,302	20,226	20,432	20,524	20,675
Cars added	61	298	109	164	200
Cars scrapped or sold	(137)	(92)	(17)	(13)	(47)

Ending balance	20,226	20,432	20,524	20,675	20,828

Utilization rate at quarter end	95.3%	95.7%	95.8%	95.7%	96.0%
Average active railcars	19,223	19,430	19,596	19,728	19,881

The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	September 30 2010	December 31 2010	March 31 2011	June 30 2011	September 30 2011
Beginning balance	536	542	550	560	572
Locomotives added	6	8	10	13	5
Locomotives scrapped or sold	—	—	—	(1)	(5)

Ending balance	542	550	560	572	572

Utilization rate at quarter end	98.7%	97.6%	97.7%	97.7%	95.9%
Average active locomotives	531	536	541	553	560

Rail’s Lease Income

Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
North American railcars	$161.6	$157.6	$484.8	$476.7
European railcars	41.4	34.7	121.3	104.6
Locomotives	9.1	9.1	26.7	25.3

	$212.1	$201.4	$632.8	$606.6

Comparison of the First Nine Months of 2011 to the First Nine Months of 2010

Segment Profit

Rail’s segment profit for the first nine months of 2011 reflects unrealized gains of $11.0 million representing the change in the fair value of certain interest rate swaps at AAE, while segment profit for the first nine months of 2010 reflects unrealized losses of $8.9 million related to the interest rate swaps. Excluding the effect of these items from each period, Rail’s segment profit increased $10.4 million, primarily due to higher lease and asset remarketing income and higher scrapping gains, partially offset by lower affiliate earnings and higher maintenance costs.

Gross Income

Lease income in North America increased $9.5 million, primarily due to an average of approximately 2,500 more railcars and 40 more locomotives on lease. In Europe, a $16.7 million increase in lease income was driven primarily by an average of approximately 550 more railcars on lease and the foreign exchange rate effects of a weaker U.S. dollar. Asset remarketing income increased $7.2 million primarily due to more railcar sales in the current year. Other income was $7.6 million higher, primarily due to the combination of higher scrapping gains resulting from more cars scrapped at higher scrap steel rates and higher revenue from customer liability repairs, partially offset by the absence of income from certain end-of-lease settlements received in the prior year. Affiliates’ earnings increased $11.6 million from the prior year. Excluding the impact of the aforementioned interest rate swaps at AAE from the current and prior years, affiliates’ earnings declined $8.3 million, primarily due to the combination of a current year charge related to a bankrupt customer at AAE and the absence of a prior year asset remarketing gain at another affiliate.

AAE holds multiple derivative instruments originally intended to hedge interest rate risk associated with forecasted floating rate debt issuances. These instruments do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized gains and losses were primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future unrealized gains or losses associated with these instruments.

Ownership Costs

Ownership costs were $1.0 million higher than prior year, primarily due to higher interest and depreciation expense related to new investments, including capitalized wheelsets in Europe, and the foreign exchange effects of a weaker U.S. dollar.

Other Costs and Expenses

In North America, maintenance costs increased by $2.9 million, primarily due to higher railroad repair volumes, partially offset by fewer base fleet repairs and lower regulatory compliance costs. In Europe, maintenance costs were $3.0 million higher, primarily due to a higher volume of underframe revisions in the current year and the foreign exchange effects of a weaker U.S. dollar.

Other costs in 2011 were $14.2 million lower than the prior year, primarily due to lower asset impairment charges, lower storage and switching fees, a favorable fair value adjustment on a foreign currency derivative in the current year, and net remeasurement gains on non-functional currency assets and liabilities in the current year compared to net losses in the prior year. Asset impairment charges of $2.6 million in the current year primarily related to wheelsets scrapped in Europe in connection with the wheelset replacement program. Asset impairments in the prior year primarily consisted of a $4.8 million charge in North America attributable to an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars and a $1.0 million charge related to scrapped wheelsets in Europe.

Comparison of the Third Quarter 2011 to the Third Quarter 2010

Segment Profit

Rail’s segment profit for the third quarter of 2011 and 2010 reflects unrealized losses of $3.1 million and $3.0 million, respectively, representing the change in the fair value of certain interest rate swaps at AAE. Excluding the unrealized losses, Rail’s segment profit increased $30.4 million, primarily due to higher lease and asset remarketing income and higher scrapping gains.

Gross Income

Lease income in North America increased $4.0 million, primarily due to an average of approximately 2,400 more railcars and 29 more locomotives on lease. In Europe, a $6.7 million increase in lease income was driven primarily by an average of approximately 650 more railcars on lease, as well as by the foreign exchange effects of a weaker U.S. dollar. Asset remarketing income increased $5.3 million due to more railcar sales in the current year. Other income was $5.0 million higher, primarily due to higher scrapping gains resulting from higher scrap steel rates and higher revenue from customer liability repairs. Share of affiliates’ earnings was comparable to the prior year period.

Ownership Costs

Ownership costs were $1.0 million lower than the prior year, primarily due to lower interest rates, partially offset by higher depreciation expense related to new investments, including capitalized wheelsets in Europe, and the foreign exchange effects of a weaker U.S. dollar.

Other Costs and Expenses

In North America, maintenance costs increased $1.7 million, largely due to higher railroad repair volumes, partially offset by fewer base fleet repairs. In Europe, maintenance costs were $1.5 million lower, primarily due to a greater number of wheelsets expensed in the prior year in connection with the wheelset replacement program, partially offset by the foreign exchange effects of a weaker U.S. dollar.

Other costs were $8.4 million lower than the prior year, primarily due to lower storage and switching fees and a favorable fair value adjustment on a foreign currency derivative in the current year.

Specialty

Specialty’s total asset base, including off balance sheet assets, was $864.8 million at September 30, 2011, compared to $744.4 million at December 31, 2010, and $721.7 million at September 30, 2010. Investment volume was $151.4 million in the first nine months of 2011 compared to $52.6 million in the prior year period. Investments in 2011 primarily consisted of $113.2 million of equity investments in joint ventures, $19.1 million in senior secured loans and $19.1 million in marine assets. Challenging market conditions for Specialty’s marine affiliates continue due to a combination of inconsistent demand for marine transport services and vessel overcapacity in these markets, while Specialty’s Rolls-Royce affiliate continues to produce strong operating results.

In the third quarter of 2011, the Clipper Fourth Limited and Clipper Fourth APS (collectively, the “Clipper Entities”) marine joint ventures, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the Clipper Entities’ outstanding debt, and received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million. GATX recognized an impairment loss of $5.2 million as a result of the transfer, which is reflected in share of affiliates’ earnings.

Components of Specialty’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross Income
Lease income	$14.8	$13.6	$44.0	$41.3
Asset remarketing income	8.2	7.4	10.6	12.9
Other income	0.7	—	2.6	0.5

Revenues	23.7	21.0	57.2	54.7
Affiliate earnings	3.8	7.8	20.5	28.8

	27.5	28.8	77.7	83.5

Ownership Costs
Depreciation	4.4	4.6	13.3	13.0
Interest expense, net	7.4	7.3	21.8	21.0
Operating lease expense	0.3	0.3	1.0	1.0

	12.1	12.2	36.1	35.0

Other Costs and Expenses	3.9	3.0	10.6	8.3

Segment Profit	$11.5	$13.6	$31.0	$40.2

Specialty’s Portfolio Data

The following table summarizes information on the owned and managed Specialty portfolio (in millions):

	September 30 2010	December 31 2010	March 31 2011	June 30 2011	September 30 2011
Net book value of owned assets (a)	$721.7	$744.4	$763.6	$802.5	$864.8
Net book value of managed portfolio	$208.0	$204.6	$196.8	$185.4	$176.7

(a)	Includes off balance sheet assets

Comparison of the First Nine Months of 2011 to the First Nine Months of 2010

Segment Profit

Specialty’s segment profit for the first nine months of 2011 was $9.2 million lower than the prior year, primarily due to lower affiliate earnings, including the aforementioned impairment loss.

Gross Income

Lease income was $2.7 million higher than the prior year, primarily due to income from new leases and higher pooled barge income. Asset remarketing income was $2.3 million lower than the prior year due to fewer asset sales. Other income was $2.1 million higher than the prior year, primarily due to gains on the sale of securities in the current year and interest income from new loans. Share of affiliates’ earnings decreased $8.3 million, primarily due to the aforementioned impairment loss and an adjustment attributable to an accounting change for residual value guarantees, partially offset by higher affiliate asset remarketing income in the current year.

Ownership Costs

Ownership costs were $1.1 million higher than the prior year, primarily due to depreciation and interest expenses on new investments.

Other Costs and Expenses

Other costs and expenses increased $2.3 million, primarily due to higher operating costs for pooled barges and the absence of a bad debt recovery received in the prior year.

Comparison of the Third Quarter of 2011 to the Third Quarter of 2010

Segment Profit

Specialty’s segment profit for the third quarter of 2011 was $2.1 million lower than the prior year, primarily due to the aforementioned impairment loss, partially offset by higher revenues.

Gross Income

Lease income was $1.2 million higher than the prior year, primarily due to higher pooled barge income and income from new leases. Other income was $0.7 million higher than the prior year, primarily due to interest income from new loans. Share of affiliates’ earnings decreased $4.0 million, primarily due to the aforementioned impairment loss, partially offset by higher affiliate asset remarketing income in the current year.

Ownership Costs

Ownership costs were comparable to the prior year.

Other Costs and Expenses

Other costs and expenses increased $0.9 million, primarily due to higher operating costs for pooled barges.

ASC

U.S. steel production remained strong through the third quarter, continuing to drive customer demand for iron ore shipments. However, a work stoppage during the third quarter resulting from a strike by the licensed crew members represented by the American Maritime Officers (AMO) union negatively impacted operations. See “ASC Labor Agreement” below for a more detailed discussion of this event. During the first nine months of 2011, ASC carried 18.6 million net tons of freight compared to 19.5 million net tons in the prior year. ASC was operating 14 vessels at the end of the current quarter compared to 13 vessels in the prior year. ASC expects steady customer demand for tonnage through the remainder of the year; however, a full recovery of the lost tonnage from the work stoppage is uncertain.

Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross Income
Marine operating revenues	$70.3	$64.8	$138.0	$125.5
Lease income	1.0	1.1	3.1	3.1
Other income	—	—	1.1	—

	71.3	65.9	142.2	128.6

Ownership Costs
Depreciation	3.7	3.6	7.6	6.9
Interest expense, net	1.9	2.0	5.9	6.3

	5.6	5.6	13.5	13.2

Other Costs and Expenses
Maintenance expense	6.7	4.1	12.2	8.2
Marine operating expense	50.5	43.7	98.6	85.2

	57.2	47.8	110.8	93.4

Segment Profit	$8.5	$12.5	$17.9	$22.0

Comparison of the First Nine Months of 2011 to the First Nine Months of 2010

Segment Profit

ASC’s segment profit for the first nine months of 2011 was $4.1 million lower than the prior year, primarily due to higher maintenance costs as well as incremental expenses related to the aforementioned work stoppage, partially offset by a gain on the return of a leased-in vessel.

Gross Income

Gross income increased $13.6 million, primarily due to a combination of higher freight rates, a gain on the return of a leased-in vessel and higher fuel surcharges (which offset higher operating expenses), partially offset by lower freight volume.

Ownership Costs

Ownership costs were comparable to the prior year.

Other Costs and Expenses

Maintenance costs were $4.0 million higher, primarily due to more extensive winter work. Marine operating expenses increased $13.4 million, primarily due to increased fuel costs, which are recoverable through fuel surcharges, higher operating costs due to more vessels operating and expenses related to the aforementioned work stoppage.

Comparison of the Third Quarter of 2011 to the Third Quarter of 2010

Segment Profit

ASC’s segment profit for the third quarter of 2011 was $4.0 million lower than the prior year, primarily due to higher maintenance costs as well as incremental expenses related to the aforementioned work stoppage.

Gross Income

Gross income increased $5.4 million, primarily due to a combination of higher freight rates and higher fuel surcharges (which offset higher operating expenses), partially offset by lower freight volume.

Ownership Costs

Ownership costs were comparable to the prior year.

Other Costs and Expenses

Maintenance costs increased $2.6 million, primarily due to more extensive winter work. Marine operating expenses increased $6.8 million, primarily due to increased fuel costs, which are recoverable through fuel surcharges, and expenses related to the aforementioned work stoppage.

ASC Labor Agreement

Licensed crew members working aboard ASC’s Great Lakes vessels are represented for collective bargaining by the American Maritime Officers union (the “AMO”). The AMO-represented employees went on strike following the expiration of their labor contract on August 1, 2011. However, on August 5, 2011, ASC announced that the AMO-represented employees had agreed to return to work and ASC would restart operations. ASC and the AMO have agreed to extend the recently expired contract through 2011 and potentially into 2012, if needed, in order to negotiate a new labor agreement.

ASC Regulatory Issues

In 2009, the U.S. Coast Guard (“Coast Guard”) issued proposed ballast water treatment standards, to be implemented in two phases, for allowable concentrations of living organisms in ballast water discharged when transiting between all major U.S. ports, including those on the Great Lakes. The phase-one standard is based on the International Maritime Organization’s standard. Installations of phase-one treatment systems would be required by the first dry-docking after 2016 for ASC’s existing fleet and all new vessels after January 2012. Adoption of the phase-two standard is subject to a technical review to determine whether technology to achieve the standard can be practicably implemented. If implemented, the phase-two standard would be 1,000-times more stringent than the phase-one standard. In January 2011, the Coast Guard announced that it expected to publish final rules in April, 2011; however, those rules have not yet been published. ASC continues to monitor legislative and regulatory proposals regarding ballast water treatment standards.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments, and eliminations.

Components of Other are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Selling, general and administrative expenses	$38.5	$31.0	$112.3	$97.3
Unallocated interest expense, net	0.8	—	3.1	2.3
Other income and expense, including eliminations	—	(0.5)	(0.4)	(5.8)
Income taxes	10.8	7.2	26.0	18.5

SG&A in 2011 was $15.0 million and $7.5 million higher for the first nine months and third quarter, respectively, compared to the prior year. The increases were primarily due to higher compensation expenses, IT expenditures and outside services spending, partially offset by lower pension expense. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) for the first nine months and third quarter of 2011 was $0.8 million higher than the prior year, primarily due to the timing of debt issuances and investment funding. Other income and expense for the first nine months of 2010 primarily reflected a $6.5 million benefit from the resolution of a litigation matter, partially offset by a $2.0 million addition to an environmental reserve related to a sold facility.

Income Taxes

GATX’s effective tax rate was 25% for the nine months ended September 30, 2011, compared to 23% for the nine months ended September 30, 2010. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $3.7 million in connection with the close of various federal and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom. In the current year, GATX recognized a $4.1 million deferred tax benefit in connection with a further reduction in the statutory tax rates of the United Kingdom. Excluding the effect of these tax benefits from each year, GATX’s effective tax rate for the first nine months of 2011 and 2010 was 29% and 30% respectively. The difference between the 2011 and 2010 effective tax rates was driven by variability in the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.

As of September 30, 2011, GATX’s gross liability for unrecognized tax benefits totaled $43.7 million, which, if fully recognized, would decrease income tax expense by $23.3 million ($21.2 million net of federal tax).

Cash Flow and Liquidity

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2011, GATX had unrestricted cash balances of $115.0 million.

The following table sets forth GATX’s principal sources and uses of cash for the nine months ended September 30 (in millions):

	2011	2010
Principal sources of cash
Net cash provided by operating activities	$187.8	$150.6
Portfolio proceeds	108.9	55.4
Other asset sales	31.5	21.9
Proceeds from sale-leaseback	—	78.9
Proceeds from issuance of debt, commercial paper and credit facilities	555.0	261.7

	$883.2	$568.5

Principal uses of cash
Portfolio investments and capital additions	$(460.1)	$(244.5)
Repayments of debt, commercial paper and credit facilities	(277.1)	(298.0)
Purchases of leased-in assets	(61.1)	(1.5)
Payments on capital lease obligations	(18.5)	(4.4)
Cash dividends	(42.3)	(40.3)

	$(859.1)	$(588.7)

Net cash provided by operating activities for the first nine months of 2011 was $187.8 million, an increase of $37.2 million from the prior year. The increase was primarily driven by higher lease income, lower U.S. pension plan contributions and net refunds for income and value added taxes in the current year compared to net payments in the prior year, partially offset by lower dividends from affiliates in the current year and other changes in working capital. The prior year also included a $13.1 million negative adjustment to cash from operations resulting from the correction of the overstatement of cash and cash equivalents at December 31, 2009.

Portfolio investments and capital additions for the first nine months of 2011 totaled $460.1 million, an increase of $215.6 million from the prior year. Rail and Specialty investments in 2011 were $290.1 million and $151.4 million, respectively, compared to $181.5 million and $52.6 million, respectively, in 2010.

Portfolio proceeds for the first nine months of 2011 of $108.9 million increased by $53.5 million from the prior year, primarily due to higher proceeds from asset sales and finance lease principal receipts. Proceeds from sales of other assets of $31.5 million for the first nine months of 2011 increased by $9.6 million from the prior year and primarily consisted of cash received from the scrapping of railcars.

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

Proceeds from the issuance of debt for the first nine months of 2011 were $555.0 million (net of hedges and debt issuance costs). Debt repayments of $277.1 million for the first nine months of 2011 primarily consisted of scheduled debt maturities.

Short-Term Borrowings

The following table provides certain information regarding GATX’s short-term borrowings for the nine months ended September 30, 2011:

	North America (a)	Europe (b)

Balance as of September 30 (in millions)	$98.0	$26.2
Weighted average interest rate	0.5%	2.1%
Euro/Dollar exchange rate	n/a	1.3387

Average monthly amount outstanding during year (in millions)	$99.1	$38.6
Weighted average interest rate	0.4%	2.9%
Average Euro/Dollar exchange rate	n/a	1.4071

Average monthly amount outstanding during 3rd quarter (in millions)	$118.6	$44.3
Weighted average interest rate	0.4%	3.7%
Average Euro/Dollar exchange rate	n/a	1.4128

Maximum month-end amount outstanding (in millions)	$228.7	$52.6
Euro/Dollar exchange rate	n/a	1.3387

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.
(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

In the second quarter of 2011, GATX terminated its existing $550 million senior unsecured revolving credit facility, and entered into a new 4-year senior unsecured revolving credit facility. The new facility amount is $560 million with a May 2015 maturity, and the covenants are substantially unchanged from the prior facility. As of September 30, 2011, availability under the new facility was $452.4 million, with $98.0 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.

Restrictive Covenants

The $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Certain bank term loans have the same financial covenants as the credit facility and another borrowing contains various restrictive covenants and certain negative pledge provisions. The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of secured indebtedness that GATX may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. As of September 30, 2011, GATX was in compliance with all covenants and conditions of its credit agreements.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2011, GATX’s long-term unsecured debt was rated BBB by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments

At September 30, 2011, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter

Recourse debt	$3,132.7	$26.7	$724.2	$414.0	$417.3	$470.6	$1,079.9
Nonrecourse debt	163.7	3.7	25.6	33.7	58.3	31.3	11.1
Commercial paper and credit facilities	124.2	124.2	—	—	—	—	—
Capital lease obligations	16.9	—	3.3	3.4	3.3	3.1	3.8
Operating leases — recourse	970.2	1.2	112.6	105.1	108.6	126.4	516.3
Operating leases — nonrecourse	238.1	6.4	28.0	28.3	27.8	26.3	121.3
Portfolio investments (a)	1,279.5	134.7	264.4	240.0	250.3	258.4	131.7

	$5,925.3	$296.9	$1,158.1	$824.5	$865.6	$916.1	$1,864.1

(a)	Primarily railcar purchase commitments pursuant to a five-year supply agreement.

Critical Accounting Policies

There have been no changes to GATX’s critical accounting policies during the nine months ending September 30, 2011. Refer to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a summary of GATX’s critical accounting policies.

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

GATX presents the financial measures of return on equity and net income that exclude the effect of certain items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between reporting periods and provides transparency into the operating results of GATX’s businesses. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.

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

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average total shareholders’ equity.

•	Return on Equity, Excluding Certain Items — Net income excluding certain items divided by average total shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	September 30 2010	December 31 2010	March 31 2011	June 30 2011	September 30 2011
Consolidated On Balance Sheet Assets	$5,133.5	$5,442.4	$5,498.7	$5,642.5	$5,756.5
Off Balance Sheet Assets:
Rail	979.4	968.1	899.8	906.2	879.5
Specialty	3.5	3.4	3.2	3.0	2.8

Total On and Off Balance Sheet Assets	$6,116.4	$6,413.9	$6,401.7	$6,551.7	$6,638.8

Shareholders’ Equity	$1,098.6	$1,113.7	$1,153.7	$1,191.1	$1,155.3

The following table presents Net Income, excluding certain items for the trailing twelve months ended September 30 (in millions):

	2011	2010

Net Income, as reported	$98.7	$82.8
Tax Benefits (a)	(9.9)	(13.0)
(Gain) Loss on Interest Rate Swaps at AAE (net of tax)	(8.5)	10.2
Other Items (b)	—	(4.1)

Net Income, excluding certain items	$80.3	$75.9

(a)	For the trailing twelve months of 2010, tax benefits include $3.7 million attributable to the close of various tax audits, $7.4 million of realized foreign tax credits and a $1.9 million deferred benefit attributable to a reduction in the statutory tax rates of the United Kingdom. For the trailing twelve months of 2011, tax benefits include $5.8 million attributable to the close of various tax audits and a $4.1 million deferred tax benefit attributable to a further reduction in the statutory rates in the United Kingdom.
(b)	For the trailing twelve months of 2010, other items include $4.1 million (after tax) of income from the favorable resolution of a litigation matter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: October 28, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.