Form 10-K
period 2011-12-31
GATX CORP
filed 2012-02-24
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2328

GATX Corporation

(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)

222 West Adams Street

Chicago, IL 60606-5314

(Address of principal executive offices, including zip code)

(312) 621-6200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class or series	Name of each exchange on which registered
Common Stock	New York Stock Exchange Chicago Stock Exchange
$2.50 Cumulative Convertible Preferred Stock, Series A	New York Stock Exchange Chicago Stock Exchange
$2.50 Cumulative Convertible Preferred Stock, Series B	New York Stock Exchange Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.7 billion as of June 30, 2011.

As of January 31, 2012, 46.7 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 16, 2012	PART III

GATX CORPORATION

2011 FORM 10-K

Item 1.	Business

GENERAL

GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management. In 2011, GATX changed the name of its former Specialty segment to Portfolio Management. See the “Portfolio Management” discussion that follows for more information. For details regarding foreign operations, see discussion in Note 21 to the consolidated financial statements. For details regarding each segment’s operating results and assets, see Note 23 to the consolidated financial statements.

At December 31, 2011, GATX had total assets of $6.7 billion, comprised largely of railcars, marine vessels and joint venture investments. This amount included $0.9 billion of off balance sheet assets, primarily railcars, that were financed with operating leases and therefore were not recorded on the balance sheet.

BUSINESS SEGMENTS

Rail

Rail and its affiliates lease tank cars, freight cars and locomotives in North America and Europe. Rail is also exploring leasing opportunities in Asia through both wholly-owned subsidiaries as well as joint venture arrangements. With a wholly-owned fleet of 130,000 railcars and 572 locomotives, one of the largest privately-owned railcar fleets in the world, and over a century of experience in the rail industry, Rail offers customers financial, operational, management and maintenance expertise. In addition, Rail actively manages fleets for an affiliate and other third-party owners of approximately 8,000 railcars, in aggregate. Rail also utilizes its extensive asset knowledge and experience to remarket both wholly-owned and managed rail assets.

At December 31, 2011, Rail had total assets of $5.3 billion, including $0.9 billion of off balance sheet assets. Rail’s customers primarily operate in the chemical, petroleum, food/agriculture and transportation industries. Rail’s fleet consists of a broad and diverse selection of railcar types that are used by its customers to ship approximately 700 different commodities.

The following table provides information on some of the major railcar types that Rail leases to its customers and the primary commodities shipped in these railcars.

	General Service Tank Cars	High Pressure Tank Cars	Specialty Covered Hoppers	Gravity Covered Hoppers	Gondolas	Open Top Hoppers
	Chemical	Chemical	Plastics	Agriculture	Energy	Energy
Industries Served	Petroleum	Petroleum	Food	Industrial	Construction	Construction
	Food		Industrial	Energy	Steel	Steel
	Agriculture		Energy	Construction	Waste/Recycling	Forest Products
	Construction				Forest Products	Waste/Recycling

	Acids (Sulfuric, Hydrochloric, etc.)	Liquefied Petroleum Gas (LPG)	High Density Polyethylene	Grain Products	Coal	Coal
	Fertilizers and Fertilizer Ingredients	Vinyl Chloride Monomer (VCM)	Polyethylene Terephthalate (PET)	Solid Fertilizer	Petroleum Coke	Aggregates
	Lubricating Oils	Propylene	Polypropylene	Sand	Metallurgical Coke	Woodchips
	Edible Oils and Syrups		Polyvinyl Chloride	Cement	Aggregates	Petroleum Coke
Typical Commodities	Asphalt		Sugar	Fly Ash	Woodchips	Metallurgical Coke
	Fuel Oil		Flour	Roofing Granules	Industrial Minerals	Industrial Minerals
	Biofuels		Cement	Minerals	Scrap Metal	Taconite
	Chemicals (Sodium, Hydroxide, Styrene, etc.)		Fly Ash		Solid Waste

As of December 31, 2011, Rail’s worldwide fleet, comprised of wholly-owned and leased-in railcars, totaled approximately 130,000 railcars. These cars have estimated useful lives of 30 to 38 years and an average age of approximately 16 years in North America and 23 years in Europe. Rail also had an ownership interest in approximately 32,000 railcars through investments in affiliated companies. Affiliate fleets consist primarily of freight and intermodal railcars. Additionally, Rail manages approximately 2,000 railcars for third-party owners. The following table sets forth Rail’s fleet data as of December 31, 2011:

	Tank Railcars	Freight Railcars	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
North America	57,462	51,608	109,070	6,985	1,317	117,372	572
Europe	20,718	209	20,927	24,956	725	46,608	—

	78,180	51,817	129,997	31,941	2,042	163,980	572

Rail primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars under which the lessee is responsible for maintenance, insurance and taxes. Rail has a large and diverse customer base, serving approximately 900 customers. In 2011, no single customer accounted for more than 3.3% of Rail’s total lease income, and the top ten customers combined accounted for approximately 22% of Rail’s total lease income. Rail selectively remarkets assets, including managed assets, often generating fees and gains from these sales.

North America

In North America, Rail leases new railcars for terms that generally range from three to ten years, with renewals of existing leases and assignments generally ranging from one to five years. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2011. Rail’s primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, American Railcar Leasing, CIT Group Inc., Trinity Leasing, and First Union Rail. Rail competes on the basis of customer relationships, service, price and availability of railcars.

In North America, Rail purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., National Steel Car Ltd., The Greenbrier Companies, and Freightcar America. In addition, Rail acquires portfolios or fleets of railcars in the secondary market. In 2011, Rail entered into an agreement to acquire 12,500 newly built railcars from Trinity Industries that are expected to deliver ratably over a five-year period.

Rail’s North American operations also include a locomotive leasing business. As of December 31, 2011, Rail’s locomotive fleet totaled 572 locomotives, of which 81% were four-axle and 19% six-axle. Four-axle locomotives continue to be in demand by railroads and shippers despite not having been manufactured in any material quantity since the mid-1980s. GATX’s four-axle fleet, with periodic refurbishment, is expected to continue to be marketable and yield attractive returns. Rail’s locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Locomotive leases are typically net leases and terms vary from month-to-month to 16 years. As of December 31, 2011, the average remaining lease term of Rail’s locomotive fleet was 21 months. Rail’s major competitors in locomotive leasing are Helm Financial Corporation, CIT Group, Inc., National Railway Equipment Corporation, and Relco Locomotives, Inc. Competitive factors in the market include equipment condition, availability, customer service and pricing.

North American Maintenance

The majority of Rail’s leases are full-service contracts under which Rail maintains the railcars. Rail operates an extensive network of service facilities across North America that perform repair, maintenance, modification and regulatory compliance work on the fleet. This maintenance organization is dedicated to performing timely, efficient and high quality repair services. Maintenance services include interior cleaning of railcars, general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, regulatory compliance work is conducted while cars are in the service centers for customer-directed repairs, thereby minimizing the amount of time the car is out of service. Rail’s maintenance network consists of:

•	Six major service centers. These full-service facilities can complete any repair or modification project.

•	Two field repair centers. These smaller service facilities can perform most repair and maintenance activities.

•	Six customer-dedicated sites operating solely within specific customer facilities. Services offered at these sites are tailored to the needs of the particular customers’ fleets.

•

Three “Fast Track” locations, all operating in the United States. Fast Track locations are smaller in size and scale than major service centers, primarily focusing on routine cleaning, repair and regulatory compliance services.

•

Twenty mobile repair units. These repair trucks are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

Rail’s maintenance network is supplemented by a number of preferred third-party service centers. In certain cases, third-party repair services are utilized via fixed-capacity contracts under which GATX has secured access to repair capacity. In 2011, third-party service centers accounted for approximately 41% of Rail’s North American service center maintenance costs (excluding the cost of repairs performed by railroads). In 2011, an aggregate of approximately 83,000 service events, including multiple independent service events for the same car, were performed at GATX service facilities and third-party service centers.

Europe

Rail leases standard gauge railcars to customers throughout Europe. Lease terms generally range from one to seven years and at December 31, 2011, the average remaining lease term of the fleet was approximately two years. Rail principally competes on the basis of customer relationships, service, price and availability of railcars and primary competitors are VTG Aktiengesellschaft, Ermewa, CTL Logistics Group, and PCC Rail Group.

Rail acquires new railcars primarily from the IRS Group and VRZ Karlovo and has purchase commitments to acquire 1,122 newly manufactured railcars in 2012 and options for up to 540 additional railcars through 2015. Rail also assembles several hundred tank cars each year at its Ostroda, Poland service center. Rail operates two service centers in Europe that perform significant repairs and regulatory compliance work for owned railcars. The owned service centers are supplemented by a number of third-party repair facilities, which in 2011 accounted for approximately 51% of Rail’s European fleet repair costs.

Rail Affiliates

Rail has three notable investments in affiliated companies: a 37.5% interest in AAE Cargo AG (“AAE”), a 12.5% interest in Adler Funding LLC (“Adler”) and a 50% interest in Southern Capital Corporation (“SCC”).

AAE is a Switzerland-based railcar lessor that as of December 31, 2011, owned approximately 25,000 freight cars, comprised of 14,942 intermodal cars (60%), 4,348 covered cars (17%) and 5,666 other freight car types (23%), with an average age of 12 years. AAE’s customer base consists of various railways throughout Europe as well as private operators. As of December 31, 2011, the average remaining lease term of AAE railcars was approximately two years.

Adler was formed in 2010 as a railcar leasing partnership among GATX and three financial institutions. As of December 31, 2011, Adler owned approximately 5,300 railcars in North America consisting primarily of general purpose freight cars with an average age of approximately eight years. Pursuant to a management services agreement, GATX provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee.

SCC is a joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls approximately 1,700 freight cars and 50 locomotives, all of which are on lease to KCSR.

ASC

ASC operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities primarily for customers in the steel, electric utility and construction industries. The primary commodities carried by ASC’s vessels are iron ore, coal, limestone aggregates and metallurgical limestone. End markets for these commodities include domestic automobile manufacturing, electricity generation and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety has been the key to ASC’s success for over 100 years. ASC’s sailing season generally runs from April 1 through December 31; however, customer demand and weather conditions permitting, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2011, ASC’s fleet consisted of 17 vessels with a net book value of $229.0 million. Fourteen of the vessels are diesel powered, constructed in the 1970’s and early 1980’s, having an average age of 34 years and estimated useful lives of 65 years. The diesel vessels range in size from 635 to 1,004 feet in length with maximum load capacities between 23,800 and 80,900 gross tons. The three remaining vessels are steam powered, built in the 1940’s and 1950’s, and have an estimated remaining useful life of eight years. The steamer vessels range in size from 690 to 767 feet in length with maximum load capacities between 22,300 and 26,300 gross tons. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates. In January 2012, ASC entered into a five-year lease for a newly constructed articulated tug-barge. The tug is diesel powered and the barge is 740 feet in length with a carrying capacity of 34,000 gross tons.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. ASC served 17 customers in 2011 with the top five customers comprising 86% of ASC’s total revenue.

ASC’s vessels operate pursuant to customer contracts that stipulate committed freight volume each year. Committed volume may be supplemented with spot opportunities. In 2011, ASC carried 28.4 million net tons of cargo including both contracted volume and spot business. ASC’s customer portfolio has remained relatively stable over the past three years and includes a mix of companies in the steel production, power generation and construction industries. Seventeen of ASC’s vessels are generally available for both service contract and spot business, while one vessel operates under a long-term time charter agreement that is scheduled to expire in 2015. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements. In response to demand (relative to ASC’s carrying capacity), ASC may choose not to operate certain vessels.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, VanEnkevort Tug and Barge, Grand River Navigation, Great Lakes Fleet, Inc., and Central Marine Logistics. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is subject to the Jones Act (the “Act”), which requires all commercial vessels transporting goods between U.S. ports to be built, owned, operated and manned by U.S. citizens and registered under the U.S. flag.

Portfolio Management

In 2011, GATX changed the name of its former Specialty segment to Portfolio Management. Portfolio Management focuses on maximizing the value of its existing portfolio of wholly-owned and managed assets, which includes identifying opportunities to remarket certain assets. Portfolio Management also seeks to maximize value from its joint ventures and to selectively invest in domestic marine and container related assets.

Portfolio Management’s principal competitors are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Portfolio Management’s ability to compete are equipment expertise, GATX’s relationships, relative cost of funds, and the availability of other financing alternatives to potential customers.

The following table sets forth the approximate net book values of Portfolio Management’s owned and managed assets as of December 31 (in millions):

	On Balance Sheet	Off Balance Sheet	Total Assets	Managed Assets
2011	$844.0	$2.6	$846.6	$166.7
2010	741.0	3.4	744.4	204.6
2009	672.9	4.0	676.9	251.9

Investment Portfolio

Portfolio Management’s wholly-owned portfolio primarily consists of investments in operating and finance lease assets and secured loans with an aggregate net book value of $451.5 million. Operating assets include several types of marine vessels used in global commodity transportation and gas compression equipment. Operating assets have estimated useful lives of 3 to 30 years. These assets are either placed with customers under leases, the majority of which expire by 2018, or operate under pooling arrangements. Portfolio Management typically remarkets assets at the end of their lease term, generating portfolio proceeds and often asset remarketing income.

In 2011, the Clipper Fourth Limited and Clipper Fourth APS marine joint ventures, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the entities’ outstanding debt, and received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million.

Portfolio Management further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GATX has a high level of expertise. Portfolio Management generates fee and residual sharing income through portfolio administration and remarketing of these assets.

Portfolio Management Affiliates

Portfolio Management has investments in affiliated companies with an aggregate net book value of $371.6 million as of December 31, 2011. Affiliate activities include aircraft spare engine leasing, shipping operations and gas compression equipment leasing. Portfolio Management invests in joint ventures to expand its presence in key markets, expand geographically and diversify risks. Portfolio Management’s joint venture partners are typically well established companies with extensive experience in their respective markets.

Rolls-Royce and Partners Finance (“RRPF”) is a collection of 50%-owned domestic and international joint ventures with Rolls-Royce plc, a leading manufacturer of commercial aircraft jet engines. RRPF leases spare engines to Rolls-Royce plc and commercial airlines. The RRPF portfolio in aggregate is comprised of approximately 370 Rolls-Royce and International Aero Engine aircraft engines and is one of the largest spare engine portfolios in the industry. RRPF brings high levels of technical, financial and leasing expertise to the market.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50%-owned marine joint venture with IMC Holdings, a subsidiary of the IMC Pan Asia Alliance Group (“IMC”), a well-established shipping enterprise with industry experience dating back to the early 1900s. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC’s other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and U.S. Gulf/Far East trades.

Somargas II Private Limited (“Somargas”) and Singco Gas Pte, Limited (“Singco”), respectively, are 35% and 50%-owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 96-year old Norwegian company that operates a fleet of approximately 40 vessels primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil and liquefied natural gas (“LNG”). Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 – 10,000 cubic meters (“cbm”) carrying capacity). Singco owns four liquid petroleum gas/ethylene/LNG vessels (each with 10,000 cbm carrying capacity). The Somargas and Singco vessels operate under a pooling arrangement with the Skaugen fleet. The major trade lanes are the Arabian Peninsula to South Asia and the Far East.

Clipper Third Limited (“Clipper Third”) is a 50%-owned joint venture with Clipper Group Invest Ltd. (the “Clipper Group”). Clipper Third owns two handysize vessels (each with 27,000 dwt carrying capacity) that support the worldwide movement of dry bulk products such as grain, cement, coal and steel. The Clipper Group is a leading international shipping consortium with 40 years of experience and operations extending from the Americas through Europe and to the Far and Middle East. The Clipper Group operates a modern fleet of over 200 vessels, approximately 100 of which are partly or wholly-owned. The Clipper Third vessels operate under a pooling arrangement with other Clipper Group vessels.

Enerven Compression, LLC (“Enerven”) is a 45.6%-owned joint venture with ING Investment Management and Enerven management. Enerven provides natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third-party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). ECS offers rental and full-service leasing of gas compression equipment to producers, gas storage companies and midstream operators throughout the United States. The ECS portfolio consists of over 400 units in various sizes and configurations totaling approximately 199,000 horsepower. WESCO provides outsource operations and maintenance services to oil and gas producers and compression rental companies. It specializes in maintenance, turnkey repair projects, equipment rebuilds and parts sales.

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

EMPLOYEES

As of December 31, 2011, GATX employed 1,999 persons, of whom 44% were union workers covered by collective bargaining agreements.

The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers (“USW”). Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the USW, as the case may be.

ENVIRONMENTAL MATTERS

GATX’s operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties or other liability to the Company. Environmental risks and compliance with applicable environmental laws and regulations are inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

GATX is subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which it operates. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, GATX has been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2011, environmental costs were not material to GATX’s financial position, results of operations or cash flows. For further discussion, see Note 22 to the consolidated financial statements.

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

GATX relies upon continued demand from its customers to lease its railcars, locomotives, marine assets and other equipment. Demand for these assets is dependent upon the markets for the products and services offered by the Company’s customers and the strength and growth of their businesses. A number of GATX’s customers operate in cyclical markets, such as the steel, chemical and construction industries, which are susceptible to macroeconomic downturns in the United States and abroad and may experience significant changes in demand over time.

Weak economic conditions in the United States and other parts of the world in recent years have reduced demand from certain GATX customers for the types of assets and services GATX provides. Continued weakness in certain sectors of the economy also may make it more difficult for GATX to lease certain types of railcars that are returned either at the end of a lease term or as a result of a customer bankruptcy or default. In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system has contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions or significant loss of value by the Euro could reduce demand for the Company’s European rail assets.

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

Additional factors influencing customer demand for GATX’s assets include changes in production volumes, potential changes in supply chains, choices regarding type of transportation asset, availability of substitutes and other operational needs. Demand for the marine assets and shipping services provided by the Company and its marine joint ventures is also dependent upon the factors discussed above. A significant decline in customer demand for the assets and services provided by GATX could adversely affect the Company’s financial performance.

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

GATX’s access to newly-built railcars may be limited, and long-term railcar purchase commitments could subject GATX to material operational and financial risks.

Unlike certain of its competitors in the railcar leasing market, GATX does not manufacture railcars. GATX’s ability to acquire newly-built railcars could be limited if the Company is unable to procure railcars from manufacturers on competitive terms.

In order to obtain committed access to a supply of newly-built railcars on competitive terms, GATX from time to time enters into long-term supply agreements with manufacturers to purchase significant numbers of newly-built railcars over a multi-year period. The Company’s purchase commitments under these long-term agreements generally are not subject to cancellation or material reduction by GATX. If economic conditions weaken during the term of a long-term supply agreement, GATX would be required to continue to accept delivery of, and pay for, new railcars at times when it is difficult for the Company to place the railcars with customers and the Company’s financing costs may be unattractively high.

GATX’s rail and marine assets and operations are subject to various laws, rules and regulations, and failure to comply with, or changes to, these laws, rules or regulations could have a significant negative effect on GATX’s business and profitability.

GATX’s rail and marine operations are subject to various laws, rules and regulations administered by authorities in jurisdictions where GATX does business. In the United States, GATX’s railcar fleet and operations are subject to rules and regulations relating to safety, operations, maintenance and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration and the Association of American Railroads. In addition, state agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GATX’s business operations and its railcar fleet may be adversely impacted by rules and regulations promulgated by these governmental and industry agencies, which could require substantial modification, maintenance or refurbishment of GATX’s railcars or potentially make such railcars inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Similarly, GATX’s marine assets and operations are subject to regulation by various federal and state agencies, including the Maritime Administration of the U.S. Department of Transportation, the U.S. Coast Guard and the U.S. Environmental Protection Agency, which establish rules and regulations relating to safety, citizenship, emissions, ballast discharges and other environmental and operational matters. If GATX fails to comply with these rules and regulations, the Company could be prohibited from operating or leasing marine assets in the U.S. market and, under certain circumstances, could incur severe fines and penalties, including potential limitations on operations or forfeitures of assets.

In addition, GATX’s foreign operations are subject to the jurisdiction of authorities in countries where the Company does business. Failure to comply with, or future changes to, any of the foregoing laws, rules or regulations could restrict the use or reduce the economic value of GATX’s assets, including loss of revenue, or cause GATX to incur significant expenditures to comply, thereby increasing operating expenses. Certain changes to laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, could result in the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

Deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in credit ratings may limit the ability of GATX to secure financing and may increase its borrowing costs.

GATX relies, in large part, upon banks and capital markets to fund its operations and contractual commitments, including the issuance of long-term debt instruments and commercial paper. These markets can experience high levels of volatility and access to capital can be constrained for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause GATX to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include GATX’s financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor’s and Moody’s Investor Service. If GATX is unable to secure financing on acceptable terms, the Company’s other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds, may not be adequate to fund its operations and contractual commitments.

GATX’s assets may become obsolete.

In addition to changes in laws, rules and regulations that may make assets obsolete, GATX may be adversely impacted by changes in the preferred method used by the Company’s customers to ship their products, changes in demand for particular products, or by a shift by customers toward purchasing assets rather than leasing them from GATX. The industries in which GATX’s customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic and political factors in the United States and abroad. Demand for GATX’s rail and marine assets may be significantly affected by changes in the markets in which the Company’s customers operate. A significant reduction in customer demand for transportation or manufacture of a particular product or change in the preferred method of transportation used by customers to ship their products could result in the economic obsolescence of GATX assets leased by those customers.

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

GATX’s allowance for losses may prove inadequate.

GATX’s allowance for losses on reservable assets may not be adequate over time to cover credit losses in its portfolio if unexpected adverse changes in the economy differ from the expectations of management or if discrete events adversely affect specific customers, industries or markets. If the credit quality of GATX’s customer base materially deteriorates, the Company may be required to provide for additional credit losses and GATX’s financial position or results of operations could be negatively impacted.

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

The nature of GATX’s businesses and assets expose the Company to the potential for claims and litigation related to personal injury and property damage, environmental claims and various other matters. Certain GATX railcars may be used by customers to transport hazardous materials, and a rupture of a railcar carrying such materials in an accident could lead to litigation and subject GATX to the potential for significant liability. A substantial adverse judgment against GATX could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

GATX’s assets primarily consist of long-lived assets such as railcars, marine vessels and industrial equipment. The carrying value of these assets in the financial statements may at times differ from their fair market value. These valuation differences may be positive or negative and may be material based on market conditions and demand for certain assets.

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

GATX’s investments include ownership interests in a number of joint ventures managed and operated by third parties, many of whom may be smaller than GATX and lack the financial resources of GATX. The joint venture entities in which GATX invests are subject to many of the same risks discussed in this “Risk Factors” section, and GATX is indirectly exposed to these risks through its ownership interest in these joint ventures. Adverse developments in the business or financial results of these entities could have a negative impact on GATX’s results of operations. Additionally, where a joint venture is managed and operated by GATX’s joint venture partner or another third party, GATX may not have control over all operational decisions, which may result in actions taken at the joint venture level that could have an adverse economic impact on GATX.

GATX has significant financial exposure related to the performance of its aircraft engine leasing joint venture investments.

GATX and Rolls-Royce plc each own 50% of several joint ventures that lease spare jet engines to owners and operators of commercial aircraft (collectively, the “RRPF joint ventures”). As of December 31, 2011, GATX’s aggregate investment in these joint ventures was $179.6 million. Through its 50% ownership of the RRPF joint ventures, GATX is exposed to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. Further, the financial results of the RRPF joint ventures are heavily dependent on the performance of Rolls-Royce plc, which is both a major customer of, and a critical supplier of maintenance services to, the joint ventures. Rolls-Royce plc leases a significant number of spare engines from the joint ventures and also provides maintenance services on the engines leased by the RRPF joint ventures to Rolls-Royce plc and other customers of the joint ventures. The RRPF joint ventures are significant contributors to GATX’s consolidated segment profit. If the financial or operating performance of the RRPF joint ventures were to deteriorate, GATX’s results of operations and cash flows could be negatively affected.

GATX may be affected by climate change or market or regulatory responses to climate change.

Changes in laws, rules and regulations, or actions by authorities under existing laws, rules or regulations, to address greenhouse gas emissions and climate change could have a negative impact on the Company’s customers and business. For example, restrictions on emissions could significantly increase costs for GATX customers who produce energy or manufacture chemical or other products that require significant amounts of energy to produce. This, in turn, could reduce customer demand to lease the Company’s assets. New government regulations could also increase marine and other operating costs for GATX or its joint venture entities, or could require significant capital expenditures to comply. All or any of these potential consequences of climate change could have an adverse effect on the Company’s financial position, results of operations and cash flows.

A small number of shareholders could significantly influence GATX’s business and affairs.

Based on filings with the U.S. Securities and Exchange Commission and other information available to the Company, seven shareholders collectively controlled approximately 50% of GATX’s outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

GATX cannot predict with certainty the impact that inflation or deflation will have on its financial results.

Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GATX’s financial results. However, these benefits may be offset, in whole or in part, by increases in the costs for goods and services purchased by GATX, including salaries and wages, health care costs, supplies, utilities, and maintenance and repair services and materials, as well as increased financing costs. Significant increases in GATX’s cost of goods and services could adversely impact the Company’s financial performance. A period of prolonged deflation would have a negative impact on GATX from several perspectives, including lease rate pricing, residual values and asset remarketing opportunities. These negative impacts of deflation may be offset, in whole or in part, by decreases in the cost to GATX of goods and services, including those discussed herein.

Unfavorable conditions on the Great Lakes could impact normal business operations, which could result in increased costs and decreases in revenues.

The success of GATX’s ASC subsidiary is dependent upon its ability to operate efficiently on the Great Lakes. Disruptions at the Sault St. Marie locks or severe weather conditions, including, but not limited to, high wind and ice formation, could cause significant business interruptions or shortened sailing seasons. Additionally, low water levels and vessel draft restrictions in certain harbors or canals may restrict the volume that may be transported in ASC’s vessels on a per trip basis. These conditions could negatively impact GATX’s results of operations through increased operating costs or decreased revenues.

Many of GATX’s employees are represented by unions, and the failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher labor costs.

A significant portion of GATX’s employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, including wages, health and welfare benefits, work rules and other issues. Historically, the Company and its unions have been generally successful in negotiating acceptable agreements without the occurrence of material work stoppages. However, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, lockouts by the Company, or other forms of business disruption and increased operating costs due to higher wages or benefits paid to union workers, any of which could have an adverse effect on the Company’s financial position, results of operations or cash flows.

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

United States and global economic and political conditions, including acts or threats of terrorism or war, could adversely affect GATX.

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

GATX’s business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

GATX relies on its information technology (“IT”) infrastructure to process, transmit and store electronic information critical for the efficient operation of its business and day-to-day operations. All IT systems are potentially vulnerable to security threats, including hacking, viruses other malicious software, and other unlawful attempts to disrupt or gain access to such systems. Breaches in GATX’s IT infrastructure could lead to a material disruption in its business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, and may have a material adverse effect on GATX’s operations, financial position and results of operations.

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

Locations of operations are as follows:

GATX Headquarters

Chicago, Illinois

Rail

Business Offices

San Francisco, California

Alpharetta, Georgia

Chicago, Illinois

Paducah, Kentucky

Savage, Minnesota

Bozeman, Montana

Morrill, Nebraska

Hackensack, New Jersey

Doylestown, Pennsylvania

Monroeville, Pennsylvania

Houston, Texas

Calgary, Alberta

Cambridge, Ontario

Mississauga, Ontario

Montreal, Quebec

Mexico City, Mexico

Vienna, Austria

Dusseldorf, Germany

Leipzig, Germany

Hamburg, Germany

Warsaw, Poland

New Delhi, India

Major Service Centers

Colton, California

Waycross, Georgia

Hearne, Texas

Red Deer, Alberta

Montreal, Quebec

Moose Jaw, Saskatchewan

Hannover, Germany

Ostroda, Poland

Field Repair Centers

Plantersville, Texas

Sarnia, Ontario

Customer Site Locations

Donaldsonville, Louisiana

Geismar, Louisiana

Cincinnati, Ohio

Catoosa, Oklahoma

Freeport, Texas

Yazoo City, Mississippi

Plock, Poland

Fast Track Service Centers

East Chicago, Indiana

Terre Haute, Indiana

Kansas City, Kansas

Mobile Service Units

Mobile, Alabama

Tampa, Florida

Gray, Georgia

Hammond, Indiana

Sioux City, Iowa

Donaldsonville, Louisiana

Camp Minden, Louisiana

Lake Charles, Louisiana

Morris, Kansas

Columbia, New Jersey

Copperhill, Tennessee

Galena Park, Texas

Olympia, Washington

Edmonton, Alberta

Red Deer, Alberta

Clarkson, Ontario

Sarnia, Ontario

Moose Jaw, Saskatchewan

Montreal, Quebec

Quebec City, Quebec

American Steamship Company

Williamsville, New York

Toledo, Ohio

Portfolio Management

San Francisco, California

Item 3.	Legal Proceedings

Information concerning litigation and other contingencies is described under “Legal Proceedings and Other Contingencies” in Note 22 to the consolidated financial statements and is incorporated herein by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	52
Robert C. Lyons	Senior Vice President and Chief Financial Officer	2007	48
James F. Earl	Executive Vice President and Chief Operating Officer	2006	55
Deborah A. Golden	Senior Vice President, General Counsel and Secretary	2007	57
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	42
Thomas A. Ellman	Senior Vice President and Chief Commercial Officer	2011	43
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	57
William J. Hasek	Senior Vice President and Treasurer	2007	55
Mary K. Lawler	Senior Vice President, Human Resources	2008	46
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	52
Clifford J. Porzenheim	Senior Vice President, Strategic Growth	2007	48

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

•

Mr. Ellman was elected Senior Vice President and Chief Commercial Officer in 2011. Previously, Mr. Ellman served as Vice President and Chief Commercial Officer from 2006 to 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

•

Mr. Glenn has served as Senior Vice President, Portfolio Management since 2007. Previously, Mr. Glenn served as Vice President, Portfolio Management from 2006 to 2007 and as a GATX Corporation Vice President since 2004 and Executive Vice President of Portfolio Management since 2003. Prior to that,

Mr. Glenn served as Senior Vice President and Chief Financial Officer of the GATX Capital Division of GATX Financial Corporation from 2000 to 2003 and in a variety of increasingly responsible positions at GATX Capital from 1980 to 2000.

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

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common shareholders of record as of January 31, 2012, was 2,424. The following table shows the reported high and low sales price of GATX common shares and the dividends declared per share:

Common Stock	2011 High	2011 Low	2010 High	2010 Low	2011 Dividends Declared	2010 Dividends Declared
First quarter	$38.94	$31.95	$30.00	$25.68	$0.29	$0.28
Second quarter	42.84	35.16	35.75	25.76	0.29	0.28
Third quarter	40.30	29.43	30.08	25.40	0.29	0.28
Fourth quarter	44.98	28.90	36.93	28.49	0.29	0.28

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

The following Performance Graph sets forth a comparison of the cumulative total shareholder return of the Company’s common stock during the five-year period ending December 31, 2011, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and Russell 300 Index during the same period. The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the MidCap 400 and Russell 3000, both of which are comprised of companies with market capitalizations similar to GATX. The Performance Graph assumes $100 was invested in GATX common stock and each of the indices on December 31, 2006, and all dividends were reinvested.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
GATX	$86.87	$75.90	$73.21	$92.69	$117.75
S&P 500	105.48	66.93	84.28	96.78	98.81
MidCap 400	107.98	69.20	94.73	119.73	117.70
Russell 3000	105.24	66.43	84.92	99.08	100.10

Item 6.	Selected Financial Data

The following financial information has been derived from GATX’s audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended or at December 31
	2011	2010	2009	2008	2007
	In millions, except per share data
Results of Operations
Gross income	$1,308.5	$1,204.9	$1,153.9	$1,443.1	$1,346.0
Income from continuing operations	110.8	80.8	81.4	194.8	183.8
Per Share Data
Basic:
Income from continuing operations	$2.39	$1.75	$1.74	$4.09	$3.69
Income from discontinued operations	—	—	—	—	0.36

Total	$2.39	$1.75	$1.74	$4.09	$4.05

Average number of common shares	46.4	46.1	46.6	47.6	49.9
Diluted:
Income from continuing operations	$2.35	$1.72	$1.70	$3.88	$3.43
Income from discontinued operations	—	—	—	—	0.33

Total	$2.35	$1.72	$1.70	$3.88	$3.76

Average number of common shares and common share equivalents	47.2	47.0	48.8	51.0	55.4
Dividends declared per share of common stock	$1.16	$1.12	$1.12	$1.08	$0.96

Financial Condition
Assets	$5,857.5	$5,442.4	$5,206.4	$5,190.5	$4,723.2
Debt and capital lease obligations	3,547.1	3,176.5	2,912.8	2,809.3	2,358.2
Shareholders’ equity	1,127.3	1,113.7	1,102.6	1,124.5	1,149.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GATX Corporation leases, operates, manages and remarkets long-lived, widely used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management. In 2011, GATX changed the name of its former Specialty segment to Portfolio Management. See the “Portfolio Management” discussion that follows for more information.

DISCUSSION OF OPERATING RESULTS

The following table presents a financial summary of GATX’s operating segments:

	Years Ended December 31
	2011	2010	2009
	(in millions, except per share data)
Gross Income
Rail	$970.4	$904.2	$906.3
ASC	217.5	189.6	132.7
Portfolio Management	119.5	108.0	113.8

Total segment gross income	1,307.4	1,201.8	1,152.8
Other	1.1	3.1	1.1

Consolidated Gross Income	$1,308.5	$1,204.9	$1,153.9

Segment Profit
Rail	$233.4	$150.6	$169.1
ASC	27.3	28.6	16.1
Portfolio Management	47.6	48.7	51.6

Total Segment Profit	308.3	227.9	236.8
Less:
Selling, general and administrative expenses	155.3	134.8	127.8
Unallocated interest expense, net	4.5	3.5	3.0
Other income and expense, including eliminations	0.3	(7.8)	(1.9)
Income taxes	37.4	16.6	26.5

Consolidated Net Income	$110.8	$80.8	$81.4

Basic earnings per share	$2.39	$1.75	$1.74
Diluted earnings per share	$2.35	$1.72	$1.70
Dividends declared per common share	$1.16	$1.12	$1.12
Investment Volume	$614.6	$585.1	$480.4
Net income, excluding Tax Benefits and Other Items	$95.0	$74.6	$94.7
Diluted earnings per share, excluding Tax Benefits and Other Items	$2.01	$1.59	$1.97

Financial Performance Measures

The following table presents certain financial performance measures for the Company for the years ended December 31:

	2011	2010	2009
Return on equity (“ROE”)	9.9%	7.3%	7.3%
ROE, excluding Tax Benefits and Other Items	8.5%	6.7%	8.5%

2011 Summary

•

Net income for 2011 was $110.8 million, or $2.35 per diluted share, compared to $80.8 million, or $1.72 per diluted share, for 2010. Results for 2011 included unrealized gains of $0.3 million ($0.2 million after-tax) representing the change in the fair value of certain interest rate swaps at GATX’s European rail affiliate, AAE Cargo A.G. (“AAE”), $3.2 million (no tax effect) from the favorable resolution of a litigation matter, $5.5 million ($3.5 million after-tax) of income from a leveraged lease adjustment and $8.9 million of tax benefits. Results for 2010 included $10.4 million ($9.3 million after-tax) of unrealized losses on the AAE interest rate swaps, $6.5 million ($4.1 million after-tax) from the favorable resolution of a litigation matter and $11.4 million of tax benefits. Results for 2009 included $24.4 million ($20.7 million after-tax) of unrealized losses on the AAE interest swaps and $7.4 million of tax benefits. The items for each year noted herein are referred to throughout this Item 7 as “Tax Benefits and Other Items.”

•

Excluding the impact of the Tax Benefits and Other Items from all years, net income in 2011 was $95.0 million, an increase of 27.3%, or $20.4 million, from 2010. The increase was primarily driven by higher lease income at Rail, higher asset remarketing income and higher scrapping gains, partially offset by higher selling, general and administrative expenses (“SG&A”) and higher maintenance expenses at Rail and ASC. The decrease in 2010 compared to 2009 was primarily driven by lower lease income at Rail and higher SG&A, partially offset by a higher income contribution from ASC.

•	Total investment volume was $614.6 million in 2011, compared to $585.1 million in 2010 and $480.4 million in 2009.

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

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, ASC and Portfolio Management are set at 4:1, 1.5:1 and 3:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

Rail

Segment Summary

Rail’s segment profit in 2011 was significantly higher compared to the prior year as a result of improved operating conditions in North America and Europe. In North America, operating conditions in Rail’s markets strengthened throughout the year, which led to an increase in average active railcars and improved lease rate pricing. Rail entered 2011 with approximately 21,000 cars on lease in North America that were scheduled to expire during the year. The majority of these leases were either successfully renewed or the underlying railcars were placed with new customers. Additionally, the weighted average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) increased 6.9% from the weighted average expiring lease rate, compared to decreases of 15.8% and 11.0% in 2010 and 2009, respectively. Lease terms on renewals for cars in the LPI averaged 45 months in 2011, compared to 35 months in 2010 and 41 months in 2009. During 2011, there was an average of 107,320 railcars on lease in North America compared to 105,483 in 2010. Utilization was 98.2% at the end of 2011, compared to 97.4% at the end of 2010. Results in 2011 included an increase in remarketing income, reflective of the continued improvement in the secondary market for rail equipment. Rail also benefited from higher scrapping gains (included in other income) attributable to an increase in the price of scrap steel.

In Europe, Rail’s wholly-owned tank car fleet exhibited increases in both pricing and railcars on lease in 2011, reflective of strong market demand. On average in Europe during 2011, there were 19,834 railcars on lease compared to 19,249 in 2010. Utilization improved to 97.1% at the end of 2011, compared to 95.7% at the end of 2010. AAE, which serves the European freight railcar markets, experienced modest improvement in its markets and fleet utilization was stable.

Rail continues to pursue prudent investment opportunities in North America, Europe and emerging markets. In 2011, GATX entered into a purchase agreement for 12,500 railcars to be delivered in North America ratably over 5 years, the largest such commitment in GATX’s history. In 2012, GATX expects to take delivery of approximately 3,600 newly-manufactured railcars, all of which have been placed with customers at attractive lease rates. Leases for approximately 20,000 of Rail’s North American railcars will expire in 2012, and Rail expects strong renewal success at generally higher lease rates. Rail will also actively seek remarketing opportunities in 2012 as asset prices continue to increase. Finally, in addition to railcars acquired pursuant to the committed purchase agreement, GATX expects to add selected assets to the fleet, although rising asset prices may impact the level of investment spending.

Rail’s segment results are summarized below (in millions):

	Years Ended December 31
	2011	2010	2009
Gross Income
Lease income	$851.3	$813.3	$844.5
Asset remarketing income	28.1	17.4	14.0
Other income	86.6	72.3	57.9

Revenues	966.0	903.0	916.4
Affiliate earnings	4.4	1.2	(10.1)

	970.4	904.2	906.3
Ownership Costs
Depreciation	196.1	188.8	189.1
Interest expense, net	127.1	127.1	128.7
Operating lease expense	130.9	139.1	135.5

	454.1	455.0	453.3
Other Costs and Expenses
Maintenance expense	257.3	254.1	253.1
Other costs	25.6	44.5	30.8

	282.9	298.6	283.9

Segment Profit	$233.4	$150.6	$169.1

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

Rail’s Fleet Data

The following table summarizes fleet activity for Rail’s North American railcars for the years indicated:

	2011	2010	2009
Beginning balance	111,389	110,870	112,976
Cars added	2,873	5,448	3,227
Cars scrapped	(3,363)	(3,539)	(4,231)
Cars sold	(1,829)	(1,390)	(1,102)

Ending balance	109,070	111,389	110,870
Utilization rate at year end	98.2%	97.4%	95.9%
Active railcars at year end	107,075	108,447	106,325
Average (monthly) active railcars	107,320	105,483	107,628

The following table summarizes fleet activity for Rail’s European railcars for the years indicated:

	2011	2010	2009
Beginning balance	20,432	20,033	19,724
Cars added	841	662	505
Cars scrapped or sold	(346)	(263)	(196)

Ending balance	20,927	20,432	20,033
Utilization rate at year end	97.1%	95.7%	94.7%
Active railcars at year end	20,321	19,554	18,973
Average (monthly) active railcars	19,834	19,249	19,080

The following table summarizes fleet activity for Rail’s North American locomotives for the years indicated:

	2011	2010	2009
Beginning balance	550	529	561
Locomotives added	28	21	1
Locomotives scrapped or sold	(6)	—	(33)

Ending balance	572	550	529
Utilization rate at year end	98.1%	97.6%	89.8%
Active locomotives at year end	561	537	475
Average (monthly) active locomotives	553	516	482

Rail’s Lease Income

Components of Rail’s lease income as of December 31 are outlined below (in millions):

	2011	2010	2009
North American railcars	$654.9	$637.2	$669.6
European railcars	160.4	141.8	142.8
Locomotives	36.0	34.3	32.1

	$851.3	$813.3	$844.5

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Segment Profit

Rail’s segment profit was $233.4 million in 2011 compared to $150.6 million in 2010. The 2011 results included unrealized gains of $0.3 million representing the change in the fair value of certain interest rate swaps at AAE, $3.2 million from the favorable resolution of a litigation matter and $5.5 million of income related to a leveraged lease adjustment. This adjustment was attributable to changes in the timing of the taxable income associated with a leveraged lease structure upon settlement of an IRS audit. The 2010 results included unrealized losses of $10.4 million related to the AAE interest rate swaps. Excluding the effect of these items from both years, Rail’s segment profit increased $63.4 million, primarily due to higher lease and asset remarketing income and higher scrapping gains combined with lower other costs and the foreign exchange effects of a weaker U.S. dollar.

Gross Income

Gross income for 2011 was $66.2 million higher than the prior year. The variance was significantly impacted by a $38.0 million increase in lease income and a $10.7 million increase in unrealized gains on the AAE interest rate swaps. Lease income in North America increased $17.7 million, of which $5.5 million related to the aforementioned leveraged lease adjustment. The remaining variance was primarily due to an average of approximately 1,800 more railcars on lease. In Europe, an $18.6 million increase in lease income was driven primarily by an average of approximately 585 more railcars on lease, higher lease rates and the foreign exchange rate effects of a weaker U.S. dollar. Asset remarketing income increased $10.7 million primarily due to sales of approximately 450 more railcars in the current year. Other income was $14.3 million higher primarily due to the combination of higher scrapping gains resulting from more railcars scrapped at higher scrap steel rates and higher revenue from customer liability repairs, partially offset by the absence of income from an end-of-lease settlement received in 2010. Excluding the impact of the AAE interest rate swaps from the current and prior years, affiliates’ earnings declined $7.5 million, primarily due to a current year charge related to a bankrupt customer at AAE and the absence of a favorable maintenance reserve adjustment at AAE and an asset remarketing gain at another affiliate that occurred in the prior year.

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

Ownership Costs

Ownership costs in 2011 were comparable to 2010. Depreciation expense increased $7.3 million, primarily due to investment activity, including capitalized wheelsets in Europe. Interest expense was comparable to 2010, as the effects of higher debt balances at Rail in 2011 were largely offset by lower average interest rates. Operating lease expense decreased $8.2 million resulting from the acquisition of certain leased-in railcars.

Other Costs and Expenses

Maintenance expense increased $3.2 million in 2011. In North America, maintenance was $0.7 million higher than the prior year, as an increase in railroad repairs, primarily related to wheelsets, was largely offset by lower costs at the Company’s owned service facilities. Maintenance expense in Europe increased $2.5 million, primarily due to higher volumes of underframe and tank revisions in the current year, partially offset by lower current repairs and a fewer number of wheelsets expensed in the current year. GATX’s European rail operations have undertaken a multi-year wheelset replacement program in response to industry and regulatory changes. Although the majority of the costs incurred pursuant to this program are capitalized, the program has led to higher than normal car volumes at the repair shops, resulting in other maintenance and repair work being performed on these cars that would have otherwise been performed at a later date. In 2011, capitalized costs relating to replaced wheelsets were $38.4 million, compared to $27.6 million in 2010.

Other costs in 2011 were $18.9 million lower than the prior year, of which $3.2 million was due to the favorable resolution of a litigation matter in Europe in 2011. The remaining variance was primarily due to lower asset impairment charges, storage and switching fees, a favorable fair value adjustment on a foreign currency derivative in 2011, and net remeasurement gains on non-functional currency assets and liabilities in 2011 compared to net losses in 2010. Asset impairment charges of $3.0 million in 2011 primarily consisted of wheelsets scrapped in Europe in connection with the wheelset replacement program. Asset impairments in 2010 primarily consisted of a $4.8 million charge in North America attributable to an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars and a $1.6 million charge related to scrapped wheelsets in Europe.

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

Rail’s segment profit of $150.6 million in 2010 decreased $18.5 million from 2009. The 2010 results included $10.4 million of unrealized losses due to changes in the fair value of the AAE interest rate swaps, compared to $24.4 million of unrealized losses in 2009. Excluding the impact of these items from both years, the decrease in segment profit in 2010 of $32.5 million was primarily due to lower lease income in North America.

Gross Income

Gross income for 2010 was $2.1 million lower than 2009. The variance was significantly impacted by a $31.2 million decrease in lease income, partially offset by a $14.0 million decrease in unrealized losses on the AAE interest rate swaps. Lease income in North America decreased $32.4 million, primarily due to fewer cars on lease and the impact of lower renewal lease rates. On average during 2010, there were approximately 2,100 fewer railcars on lease as compared to 2009, primarily due to lease-end returns. Active cars in 2010 included a portfolio acquisition of 2,535 cars completed late in the year. In Europe, a $1.0 million decrease in lease income was largely driven by the foreign exchange effect of a stronger U.S. dollar, partially offset by higher lease rates and an average of 169 more cars on lease. In 2010, locomotives contributed $2.2 million in additional lease income due to more locomotives on lease. Asset remarketing income increased $3.4 million due to increased railcar sales in 2010. Other income was $14.4 million higher, driven by higher scrapping gains, an end of lease settlement and higher mileage revenue, which is partially offset in other costs. Excluding the impact of the unrealized losses on the AAE interest rate swaps from both years, affiliates’ earnings decreased $2.7 million, primarily due to lower operating results at AAE attributable to lower lease revenues, partially offset by an asset remarketing gain at another affiliate.

Ownership Costs

Ownership costs in 2010 were comparable to 2009. The mix of ownership costs was impacted by a sale and lease-back of railcars in each year.

Other Costs and Expenses

Maintenance expense increased $1.0 million in 2010, net of a $0.5 million favorable foreign exchange effect of a stronger U.S. dollar. Maintenance expense in North America decreased $3.3 million, primarily due to lower program and railroad repairs, largely offset by higher base fleet repairs. Excluding the currency impact, maintenance expense in Europe increased $4.8 million, primarily due to higher volume of underframe revisions, higher material costs and the absence of a 2009 warranty settlement, partially offset by lower costs for replacement wheelsets.

Other costs in 2010 were $13.7 million higher than 2009. In 2009, a net $2.5 million benefit was recorded upon the restructuring of a lease contract with a customer that declared bankruptcy and a $3.9 million insurance recovery was received related to a fire at a GATX repair facility in Europe. In 2010, higher storage fees, asset impairment charges and net remeasurement losses on non-functional currency denominated assets and liabilities also contributed to the increase. Asset impairments in 2010 primarily consisted of a $4.8 million charge in North America resulting from an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 GATX aluminum hopper railcars.

Railcar Regulatory Issues

Consistent with changes in European railcar industry practices and regulatory directives announced after the June 29, 2009, accident in the city of Viareggio, Italy, GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries have implemented a modified wheelset maintenance and inspection program, which includes the installation of new wheelsets in certain cases. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will continue to incur higher maintenance expenses and capital costs over the next several years as implementation of the wheelset program proceeds. In the longer run, it is expected that the wheelset maintenance and inspection program will lead to higher depreciation expense, but lower maintenance costs, in the future related to capitalized wheelset improvements. The complete scope and cost of any potential future maintenance initiatives, in addition to those implemented as part of the modified wheelset maintenance and inspection program, are not fully known at this time. The Company does not currently expect that the costs associated with the modified wheelset maintenance and inspection program and other potential initiatives will be material to the Company’s financial position, liquidity or results of operations.

ASC

Segment Summary

Demand for ASC’s services remained strong throughout 2011, driven by the continued recovery in steel manufacturing and the associated demand for iron ore. In mid-2011, a work stoppage resulting from a strike by the licensed crew members represented by the American Maritime Officers (AMO) union negatively impacted operations and results. While the strike lasted only five days, it caused a three-week disruption of ASC’s operations, resulting in lost tonnage and incremental expenses for vessel lay-up and non-productive labor costs. In late 2011, ASC executed a new five-year collective bargaining agreement with the AMO that was ratified by the workers in early 2012. Despite the disruption from the work stoppage, ASC carried a total of 28.4 million net tons of freight and deployed 14 vessels in 2011 compared to 28.0 million net tons and 13 vessels in 2010. Modest growth in shipping volumes is expected in 2012; however, actual results will depend heavily on the performance of the automobile industry, which significantly impacts steel manufacturing. Additionally, the new AMO labor contract will enable ASC to meet its customer needs in a cost-competitive manner.

ASC’s segment results are summarized below (in millions):

	Years Ended December 31
	2011	2010	2009
Gross Income
Marine operating revenues	$212.2	$185.3	$128.4
Lease income	4.2	4.1	4.1
Other income	1.1	0.2	0.2

	217.5	189.6	132.7
Ownership Costs
Depreciation	11.3	10.7	10.0
Interest expense, net	7.7	8.3	9.0

	19.0	19.0	19.0
Other Costs and Expenses
Maintenance expense	19.4	12.9	15.9
Marine operating expense	151.7	129.1	87.2
Other costs	0.1	—	(5.5)

	171.2	142.0	97.6

Segment Profit	$27.3	$28.6	$16.1

Comparison of Year Ended December 31, 2011, to Year Ended December 31, 2010

Segment Profit

ASC’s segment profit for 2011 was $1.3 million lower than the prior year, primarily due to higher maintenance costs as well as incremental expenses related to the aforementioned work stoppage.

Gross Income

Gross income increased $27.9 million in 2011 due to a combination of higher freight rates, a favorable mix of freight volume, a gain on the return of a leased-in vessel and higher fuel surcharges, which offset higher fuel costs. In accordance with certain contract provisions, ASC is able to recover a large portion of fuel cost increases from its customers. While total net tons carried in 2011 of 28.4 million represented a slight increase of 0.4 million, or 1.4%, from 2010, volume of iron ore, a higher margin commodity, increased 2.4 million net tons.

Ownership Costs

Ownership costs were comparable to the prior year.

Other Costs and Expenses

Maintenance costs were $6.5 million higher than the prior year, primarily due to more extensive winter work and more vessels operating. Marine operating expenses increased $22.6 million, primarily due to increased fuel costs, which are recoverable through fuel surcharges, higher operating costs due to more vessels operating and expenses related to the aforementioned work stoppage.

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

ASC’s segment profit for 2010 was $12.5 million higher than 2009, primarily due to significantly higher freight volume. Additionally, the 2009 results included the receipt of a $5.6 million litigation settlement.

Gross Income

Gross income increased $56.9 million in 2010, primarily due to higher freight volume and fuel surcharges, which offset higher fuel costs. Total net tons carried in 2010 were 28.0 million, an increase of 6.8 million, or 32%, from 2009, with iron ore volume increasing 6.3 million net tons.

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

ASC Regulatory Issues

On December 8, 2011, the United States Environmental Protection Agency (the “EPA”) published for comment a new draft Vessel General Permit (“VGP”) under the Clean Water Act that would establish numeric effluent limits for the discharge of living organisms in ballast water for certain commercial vessels. The limits are based on the International Maritime Organization standard. If finalized, this draft VGP would replace the current VGP, which was issued in December 2008 and expires on December 19, 2013. The draft VGP was subject to a 75-day comment period that ended on February 21, 2012. The EPA has stated that it intends to issue the final VGP in November 2012, a year in advance of the expiration of the current VGP.

The draft VGP would not impose numeric treatment limits for ballast water discharges upon existing Great Lakes bulk carrier vessels built before January 1, 2009 that operate exclusively in the Great Lakes upstream of the Welland Canal (the “Exempt Vessels”), essentially exempting all but one of ASC’s vessels. However, the draft VGP imposes best management practices for the management of ballast water discharges for Exempt Vessels that are substantially similar to those in the current VGP.

The EPA has proposed a staggered implementation schedule for non-Exempt Vessels to achieve the treatment limits of the new VGP. Non-Exempt Vessels must meet the standards at the time of their first drydocking after January 1, 2014 or January 1, 2016 (depending upon vessel size). New vessels constructed after January 1, 2012, that are subject to the treatment limits, must meet those limits upon entering U.S. waters following the effective date of the new VGP.

Portfolio Management

Segment Summary

In 2011, GATX changed the name of its former Specialty segment to Portfolio Management. Portfolio Management will focus on maximizing the value of its existing portfolio of wholly-owned and managed assets, which will include identifying opportunities to remarket certain assets. Portfolio Management will also seek to maximize value from its joint ventures and to selectively invest in domestic marine and container related assets.

Portfolio Management’s total asset base, including off balance sheet assets, was $846.6 million at December 31, 2011, compared to $744.4 million at December 31, 2010, and $676.9 million at December 31,

2009. Investment volume in 2011 was $172.0 million, compared to $97.4 million in 2010, and consisted of $113.4 million of investments in joint ventures, $31.9 million of senior secured loans and $26.0 million of investments in marine assets. The estimated net book value equivalent of assets managed by Portfolio Management for third parties was $166.7 million at December 31, 2011.

Portfolio Management’s segment profit declined modestly in 2011 primarily due to higher asset impairment charges. While the Rolls-Royce affiliate continued to produce strong operating results, the marine affiliates were negatively impacted by inconsistent demand and vessel overcapacity in the international shipping markets, which led to downward pressure on charter rates and reduced volumes in most shipping sectors. Although the international shipping markets have generally stabilized, newly-built vessels continue to enter the market, further pressuring charter rates. These conditions are expected to continue in 2012, affecting both wholly-owned and affiliate marine operations.

Additionally, during 2011, the Clipper Fourth Limited and Clipper Fourth APS marine joint ventures (collectively, the “Clipper Fourth Entities”), in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the Clipper Fourth Entities’ outstanding debt, and received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million. GATX recognized an impairment loss of $5.2 million as a result of the transfer, which is reflected in share of affiliates’ earnings.

Portfolio Management’s segment results are summarized below (in millions):

	Years Ended December 31
	2011	2010	2009
Gross Income
Lease income	$62.3	$56.1	$56.5
Asset remarketing income	16.5	14.0	15.8
Other income	4.5	1.0	2.4

Revenues	83.3	71.1	74.7
Affiliate earnings	36.2	36.9	39.1

	119.5	108.0	113.8
Ownership costs
Depreciation	19.1	17.5	18.6
Interest expense, net	29.6	28.2	26.8
Operating lease expense	1.4	1.4	1.4

	50.1	47.1	46.8
Other Costs and Expenses	21.8	12.2	15.4

Segment Profit	$47.6	$48.7	$51.6

Comparison of Year Ended December 31, 2011, to Year Ended December 31, 2010

Segment Profit

Portfolio Management’s segment profit of $47.6 million was $1.1 million lower than the prior year. The decrease was primarily due to higher asset impairment charges recorded in the current year.

Gross Income

Lease income was $6.2 million higher than the prior year, primarily due to income from the six vessels previously owned by the Clipper Fourth Entities and income from new leases. Asset remarketing income was $2.5 million higher than the prior year due to more asset sales. Other income was $3.5 million higher than the prior year, primarily due to gains on the sale of securities and investment fund gains in the current year and interest income from new loans. Share of affiliates’ earnings decreased $0.7 million, primarily due to the aforementioned $5.2 million impairment loss and the absence of prior year income from residual value guarantees, partially offset by higher affiliate asset remarketing income of $9.7 million in the current year compared to $7.3 million in 2010.

Ownership Costs

Ownership costs were $3.0 million higher than the prior year, primarily due to current and prior year investments, net of assets sold. Current year investments included the six vessels from the Clipper Fourth Entities, as well as investments in container assets, barges and secured loans.

Other Costs and Expenses

Other costs and expenses increased $9.6 million, primarily due to operating costs for the six vessels added to the portfolio and higher impairment charges, which were $3.8 million in 2011 compared to $1.9 million in 2010. Impairment charges in 2010 were primarily related to a helicopter held for sale. Charges in the current year were primarily related to a further impairment of the helicopter held for sale, as well as impairments of a corporate aircraft on lease and an investment fund. Other costs and expenses also included net reversals of provisions for doubtful accounts of $0.4 million in 2011 and $1.5 million in 2010.

Comparison of Year Ended December 31, 2010, to Year Ended December 31, 2009

Segment Profit

Portfolio Management’s segment profit of $48.7 million in 2010 was $2.9 million lower than 2009. The decrease was primarily due to lower affiliates’ earnings and asset remarketing income.

Gross Income

Lease income was comparable to 2009. Asset remarketing income decreased $1.8 million from 2009, primarily due to reduced secondary market activity. Other income decreased $1.4 million, primarily due to lower gains in 2010 on sales of securities and lower fee income. Affiliates’ earnings decreased $2.2 million, primarily due to lower marine joint venture operating earnings and a vessel impairment charge, partially offset by higher affiliate asset remarketing income, which was $7.3 million in 2010 compared to $2.8 million in 2009.

Ownership Costs

Ownership costs increased $0.3 million from 2009, primarily due to interest expense from higher debt balances associated with new investments, largely offset by lower depreciation expense due to the net impact and timing of assets sold and new investments in each period.

Other Costs and Expenses

Other costs and expenses decreased $3.2 million from 2009, primarily due to lower provisions for losses and asset impairment charges, partially offset by higher operating costs for pooled barges. Other costs and expenses include net reversals of provisions of $1.5 million in 2010 compared to loss provisions of $3.7 million in 2009. Asset impairment charges in 2010 were $1.9 million compared to $2.7 million in 2009.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2011	2010	2009
Selling, general and administrative expenses	$155.3	$134.8	$127.8
Unallocated interest expense, net	4.5	3.5	3.0
Other income and expense, including eliminations	0.3	(7.8)	(1.9)
Income taxes	37.4	16.6	26.5
Effective income tax rate	25.2%	17.1%	24.6%

SG&A, Unallocated Interest and Other

In 2011, SG&A of $155.3 million increased $20.5 million, or 15.2%, from 2010. The increase was primarily driven by higher compensation expenses, IT expenditures and outside services spending. In 2010, SG&A of $134.8 million increased $7.0 million, or 5.5%, from 2009. The increase was driven by higher compensation expenses and outside services spending, partially offset by the effects of foreign exchange. In 2009, in response to the economic conditions and decrease in GATX’s operating performance, management eliminated bonuses, delayed filling open positions, and made targeted staff reductions, resulting in a $22.6 million decrease in compensation expense from 2008. The increases in compensation expense in 2010 and 2011 were largely attributable to a gradual return to prior staffing levels and historical compensation practices.

Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by the Company’s consolidated leverage position as well as the timing of debt issuances and segment investments.

Other income and expense was immaterial for 2011, and 2010 primarily reflected a $6.5 million benefit from the resolution of a litigation matter and a $1.7 million recovery on a previously impaired money market fund investment, partially offset by a $2.0 million addition to an environmental liability related to a sold facility. Other income and expense in 2009 primarily consisted of the reversal of a non-income tax accrual. Eliminations were immaterial for all periods presented.

Consolidated Income Taxes

GATX’s effective tax rate for 2011 was 25.2% compared to 17.1% in 2010 and 24.6% in 2009. In 2011, GATX’s effective tax rate included a $4.8 million benefit primarily attributable to the reversal of accruals resulting from the close of a domestic tax audit. Additionally, a $4.1 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom. In 2010, a $9.5 million benefit was recognized, primarily attributed to the reversal of accruals resulting from the close of various domestic and foreign tax audits. Additionally, a $1.9 million deferred tax benefit was recognized in connection with a prior reduction in the statutory tax rates of the United Kingdom. The 2009 effective tax rate included foreign tax credits of $7.4 million that were recognized upon completion of an international tax strategy that included the repatriation of approximately $174 million in foreign earnings. Excluding the effects of the tax benefits noted herein, GATX’s effective tax rate was 31.2% in 2011, 28.8% in 2010 and 31.5% in 2009. Variability of GATX’s effective tax rate is driven in part by the mix of pre-tax income among domestic and foreign jurisdictions. See Note 12 to the consolidated financial statements for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Assets were $5.9 billion at December 31, 2011 compared to $5.4 billion at December 31, 2010. In addition to assets recorded on its balance sheet, GATX utilized approximately $0.9 billion of off balance sheet assets, primarily railcars, that were financed with operating leases and therefore were not recorded on the balance sheet. The off balance sheet assets represented the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets by segment as of December 31 (in millions):

	2011			2010
	On Balance Sheet	Off Balance Sheet	Total	On Balance Sheet	Off Balance Sheet	Total
Rail	$4,443.4	$884.5	$5,327.9	$4,292.4	$968.1	$5,260.5
ASC	276.1	—	276.1	271.3	—	271.3
Portfolio Management	844.0	2.6	846.6	741.0	3.4	744.4
Other	294.0	—	294.0	137.7	—	137.7

	$5,857.5	$887.1	$6,744.6	$5,442.4	$971.5	$6,413.9

Gross Receivables

Receivables of $442.0 million at December 31, 2011, which include leveraged leases net of nonrecourse debt, increased $23.2 million from December 31, 2010, primarily due to $31.9 million of senior secured loans, partially offset by $24.1 million of principal payments on finance leases.

Allowance for Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and loans and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectible. As of December 31, 2011, the net book value of GATX’s investment in a non-performing leveraged lease was $16.0 million. There were no material changes in estimation methods or assumptions for the allowance during 2011. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2011. Since the allowance is based on judgments and estimates, actual losses incurred may differ from the estimate.

As of December 31, 2011, general allowances for trade receivables were $2.8 million, or 3.7% of rent and other receivables, compared to $2.2 million, or 3.0%, at December 31, 2010. Specific allowances for finance leases were $9.0 million at December 31, 2011, compared to $9.4 million at December 31, 2010.

The following summarizes changes in GATX’s allowance for losses as of December 31 (in millions):

	2011	2010
Beginning balance	$11.6	$13.4
Provision (reversal) for losses	0.2	(1.1)
Charges to allowance	(0.5)	(1.1)
Recoveries and other, including foreign exchange adjustments	0.5	0.4

Ending balance	$11.8	$11.6

Operating Assets and Facilities

Net operating assets and facilities increased $225.5 million from 2010. The increase was primarily due to Rail investments of $416.9 million, primarily for new railcars, $88.8 million from the vessels acquired in the dissolution of the Clipper Fourth Entities, purchases of leased-in assets of $61.1 million, ASC investments of $16.1 million mainly for structural and mechanical upgrades to its vessels and Portfolio Management investments of $26.0 million in marine assets. These amounts were partially offset by depreciation of $226.5 million, dispositions of $99.6 million and $47.6 million due to foreign exchange rate effects.

Investments in Affiliated Companies

Investments in affiliated companies increased $27.7 million in 2011, primarily due to investments of $116.2 million, including the aforementioned funding of $62.1 million for the Clipper Entities’ outstanding debt, and equity earnings of $40.6 million, partially offset by the distribution of $88.8 million of vessels and dividend and capital distributions of $35.3 million.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2011	2010
Rail	$142.2	$141.0
Portfolio Management	371.6	345.1

	$513.8	$486.1

See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

Goodwill

In 2011 and 2010, changes in the balance of GATX’s goodwill, all of which is attributable to the Rail segment, resulted solely from changes in foreign currency exchange rates. GATX tested its goodwill for impairment in the fourth quarter of 2011 and no impairment was indicated.

Debt

Total debt increased $370.6 million from the prior year, primarily due to debt issuances of $804.3 million, partially offset by scheduled maturities and principal payments of $312.8 million and net repayments of $85.0 million in commercial paper and borrowings under bank credit facilities.

The following table sets forth the details of GATX’s debt issuances in 2011 (in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.0 Years	4.85% Fixed	$250.0
Recourse Unsecured	5.5 Years	2.19% Floating(a)	115.0
Recourse Unsecured	4.8 Years	3.50% Fixed	100.0
Recourse Unsecured	2.0 Years	1.50% Floating(a)	100.0
Recourse Secured	9.0 Years	2.41% Floating(a)	100.0
Recourse Unsecured	9.7 Years	4.85% Fixed	50.0
Recourse Unsecured	4.7 Years	2.87% Floating(a)	17.1
Recourse Unsecured	5.2 Years	2.53% Floating(a)	16.5
Recourse Unsecured	4.6 Years	2.97% Floating(a)	14.5
Recourse Unsecured	4.2 Years	2.97% Floating(a)	14.3
Recourse Unsecured	4.2 Years	2.97% Floating(a)	13.8
Recourse Unsecured	4.7 Years	2.87% Floating(a)	13.1

			$804.3

(a)	Reflects interest rate at December 31, 2011

The following table summarizes the carrying value of GATX’s debt by major component, including off balance sheet debt, as of December 31, 2011 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$28.6	$28.6
Recourse debt	309.7	3,045.1	3,354.8
Nonrecourse debt	149.4	—	149.4
Capital lease obligations	14.3	—	14.3

Balance sheet debt	473.4	3,073.7	3,547.1
Recourse off balance sheet debt(a)	714.2	—	714.2
Nonrecourse off balance sheet debt(a)	172.9	—	172.9

	$1,360.5	$3,073.7	$4,434.2

(a)	Off balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off balance sheet assets.

Equity

Total equity increased $13.6 million from the prior year, primarily due to $110.8 million of net income and $18.2 million from effects of share based compensation, partially offset by $56.5 million of dividends, a $39.6 million foreign currency translation adjustment due to the balance sheet effects of a stronger U.S. dollar and $18.8 million from the effects of post-retirement benefit plan adjustments.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2011, GATX had unrestricted cash balances of $248.4 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $306.8 million increased $63.1 million compared to 2010. The increase was primarily driven by higher lease income, lower U.S. pension plan contributions and net refunds for income and value added taxes in the current year compared to net payments in the prior year, partially offset by higher maintenance expenses, resolution of a litigation matter in Europe and other changes in working capital. The prior year also included a $13.1 million negative adjustment to cash from operations resulting from the correction of an error.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. During 2011, Rail acquired approximately 2,650 railcars in North America and 840 railcars in Europe, compared to approximately 6,000 total railcars in 2010. ASC investments primarily consisted of structural and mechanical upgrades to its vessels. Portfolio Management investments in 2011 primarily consisted of $113.4 million of investments in joint ventures, including the aforementioned funding of $62.1 million for the Clipper Entities’ outstanding debt, $31.9 million of senior secured loans and $26.0 million of investments in marine assets. Portfolio Management investments in 2010 included $69.0 million in industrial equipment and $27.9 million of equity investments in joint ventures (including scheduled principal payments of $6.8 million on a shareholder loan). Other investments primarily consisted of information technology expenditures that support GATX’s operations. The timing of investments is dependent on purchase commitments, transaction opportunities and market conditions.

The following table presents portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2011	2010	2009
Rail	$421.3	$474.6	$345.3
ASC	17.4	9.0	7.2
Portfolio Management	172.0	97.4	119.5
Other	3.9	4.1	8.4

	$614.6	$585.1	$480.4

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from asset remarketing and sales of securities, and capital distributions from affiliates.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$24.1	$12.6	$17.8
Loan principal received	2.2	—	4.0
Proceeds from asset remarketing	114.8	47.3	44.5
Other investment distributions and sales of securities	0.2	0.1	0.5
Capital distributions from affiliates	6.1	18.1	0.1
Other portfolio proceeds	6.7	6.2	1.0

	$154.1	$84.3	$67.9

Other Investing Activity

In 2010 and 2009, Rail completed sale-leasebacks for 947 and 597 railcars, respectively. In 2011, 2010 and 2009, Rail acquired 2,721, 292 and 571 railcars, respectively, that were previously leased-in. Proceeds from sales of other assets for all periods primarily related to the scrapping of railcars. In 2011, the decrease in restricted cash from 2010 was primarily related to the disbursement of escrowed funds upon resolution of a litigation matter in Europe and the use of cash by two wholly-owned special purpose corporations (SPC’s) to settle a portion of their 2011 lease obligations. In 2010, the increase in restricted cash was due to $30.5 million of one-time contributions to the aforementioned SPC’s, partially offset by the use cash by the SPC’s to settle a portion of their 2010 lease obligations. The SPC’s were formed in prior years to finance railcars on a structured, non-recourse basis. The one-time contributions were intended to reduce additional interest expense and penalties that might otherwise accrue under the terms of the applicable financing arrangements. Other investing activity in 2010 and 2009 consisted of recoveries from a money market fund investment that became illiquid in 2008.

Other investing activity was as follows for the years ended December 31 (in millions):

	2011	2010	2009
Purchases of leased-in assets	$(61.1)	$(5.3)	$(10.7)
Proceeds from sales of other assets	42.2	30.4	25.4
Proceeds from sale-leaseback	—	79.0	45.7
Net decrease (increase) in restricted cash	21.4	(23.4)	7.9
Other	—	2.4	36.0

	$2.5	$83.1	$104.3

Net Cash provided by Financing Activities

Net cash provided by (used in) financing activities was as follows for the years ended December 31 (in millions):

	2011	2010	2009
Net proceeds from issuances of debt (original maturities longer than 90 days)	$790.3	$573.8	$636.1
Repayments of debt (original maturities longer than 90 days)	(312.8)	(344.2)	(480.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(85.0)	46.8	(55.3)
Payments on capital lease obligations	(18.5)	(12.8)	(9.9)
Stock repurchases (a)	—	—	(55.1)
Employee exercises of stock options	6.6	2.5	—
Cash dividends	(56.0)	(53.5)	(53.6)
Derivative settlements	(1.4)	(1.6)	(0.9)

	$323.2	$211.0	$(19.5)

(a)	Stock repurchases were made under the $200 million GATX common stock repurchase program. 2.8 million shares were repurchased in 2009. There were no stock repurchases in 2010 or 2011.

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

Principal sources and uses of cash were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Principal sources of cash
Net cash provided by operating activities	$306.8	$243.7	$267.0
Portfolio proceeds	154.1	84.3	67.9
Other asset sales	42.2	30.4	25.4
Proceeds from sale-leaseback	—	79.0	45.7
Proceeds from issuance of debt, commercial paper and credit facilities	790.3	620.6	636.1

	$1,293.4	$1,058.0	$1,042.1

Principal uses of cash
Portfolio investments and capital additions	$(614.6)	$(585.1)	$(480.4)
Stock repurchases	—	—	(55.1)
Repayments of debt, commercial paper and credit facilities	(397.8)	(344.2)	(536.1)
Purchases of leased-in assets	(61.1)	(5.3)	(10.7)
Payments on capital lease obligations	(18.5)	(12.8)	(9.9)
Cash dividends	(56.0)	(53.5)	(53.6)

	$(1,148.0)	$(1,000.9)	$(1,145.8)

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

The following tables provide certain information regarding GATX’s short-term borrowings as of December 31, 2011:

	North America(a)	Europe(b)
Balance as of December 31 (in millions)	$—	$28.6
Weighted average interest rate	n/a	0.6%
Euro/Dollar exchange rate	n/a	1.2961
Average monthly amount outstanding during year (in millions)	$87.0	$38.2
Weighted average interest rate	0.4%	2.2%
Average Euro/Dollar exchange rate	n/a	1.3926
Average monthly amount outstanding during 4th quarter (in millions)	$59.5	$34.0
Weighted average interest rate	0.5%	1.8%
Average Euro/Dollar exchange rate	n/a	1.3477
Maximum month-end amount outstanding ($ in millions)	$228.7	$52.6
Euro/Dollar exchange rate	n/a	1.4369

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.
(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

In 2011, GATX terminated its existing $550 million senior unsecured revolving credit facility, and entered into a new 4-year senior unsecured revolving credit facility. The new facility amount is $560 million with a May 2015 maturity, and the covenants are substantially unchanged from the prior facility. As of December 31, 2011, availability under the new facility was $550.2 million, with $9.8 million of letters of credit issued, which are backed by the facility. GATX’s commercial paper issuances, of which there were none outstanding at December 31, 2011, are also backed by the facility. GATX also has unsecured lines of credit in Europe totaling $58.3 million. At December 31, 2011, availability under these lines of credit was $29.7 million.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.7 for the period ended December 31, 2011, in excess of the minimum covenant ratio of 1.2. At December 31, 2011, GATX was in compliance with all covenants and conditions of the $560 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $560 million facility.

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of additional secured indebtedness that GATX may incur to $863.3 million as of December 31, 2011. Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2011, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2011, the maximum amount that GRE could transfer to GATX without violating its covenants was $26.9 million, implying that $385.1 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2011, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of December 31, 2011, GATX’s long-term unsecured debt was rated BBB by S&P and Baa1 by Moody’s. GATX’s rating outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

2012 Liquidity Position

GATX expects that it will be able to meet its contractual obligations for 2012 through a combination of projected cash from operations, portfolio proceeds and its revolving credit facilities as well as available cash at December 31, 2011.

Contractual and Other Commercial Commitments

Contractual Commitments

At December 31, 2011, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Recourse debt	$3,343.5	$735.1	$428.2	$431.4	$483.7	$581.6	$683.5
Nonrecourse debt	154.7	20.4	33.7	58.3	31.3	8.3	2.7
Commercial paper and credit facilities	28.6	28.6	—	—	—	—	—
Capital lease obligations	16.9	3.8	3.1	3.1	3.1	2.7	1.1
Operating leases — recourse	966.8	112.3	104.6	108.4	126.0	88.5	427.0
Operating leases — nonrecourse	231.2	27.9	28.3	27.7	26.3	22.1	98.9
Portfolio investments(a)	1,519.4	515.8	292.3	261.7	266.9	176.0	6.7

	$6,261.1	$1,443.9	$890.2	$890.6	$937.3	$879.2	$1,219.9

(a)	Primarily railcar purchase commitments.

Contractual Cash Receipts

The Company’s contractual cash receipts arising from loans and minimum future lease payments from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2011, were (in millions):

	Contractual Cash Receipts by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Finance leases	$439.8	$56.1	$38.3	$37.3	$33.5	$28.9	$245.7
Operating leases	2,516.5	745.5	544.9	385.2	290.0	188.8	362.1
Loans	30.4	12.1	4.1	4.0	4.1	3.8	2.3

Total	$2,986.7	$813.7	$587.3	$426.5	$327.6	$221.5	$610.1

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

GATX’s commercial commitments at December 31, 2011 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Affiliate guarantees	$42.0	$—	$30.0	$—	$—	$—	$12.0
Asset residual value guarantees	33.9	—	28.8	5.1	—	—	—
Lease payment guarantees	47.0	6.0	6.2	6.3	6.4	7.1	15.0

Total guarantees	122.9	6.0	65.0	11.4	6.4	7.1	27.0
Standby letters of credit and bonds	11.1	11.1	—	—	—	—	—

	$134.0	$17.1	$65.0	$11.4	$6.4	$7.1	$27.0

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease-in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. All of the Company’s asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GATX. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GATX believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

Lease payment guarantees represent GATX’s guarantees to financial institutions of finance and operating lease payments to unrelated parties. Any liability resulting from GATX’s performance pursuant to the lease payment guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2011, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

Defined Benefit Plan Contributions

In aggregate in 2011, GATX contributed $6.4 million to its funded and unfunded defined benefit pension plans and other post-retirement benefit plans. In 2012, the Company expects to make aggregate contributions of $6.7 million. As of December 31, 2011, GATX’s funded pension plans were 94% funded. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions. See Note 10 to the consolidated financial statements for additional information on GATX’s benefit plans.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, post-retirement and other benefits to active and retired employees. Amounts contributed and recognized as marine operating expense in 2011 were $8.5 million. Contributions in 2012 are expected to approximate 2011 amounts but will ultimately depend on the number of vessels deployed and crew hours worked during the year.

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

The Company considers the following critical accounting policies:

•

Operating assets — Operating assets, including assets acquired under capital lease, are stated at historical cost and are depreciated over their estimated economic useful lives to an estimated residual value using the straight-line method . GATX determines the economic useful life based on its estimate of the period over which the asset will generate revenue. For the majority of GATX’s operating assets, the economic useful life is greater than thirty years. The residual values are based on historical experience and economic factors. GATX periodically reviews the appropriateness of its estimates of useful lives and residual values based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

In addition, GATX reviews long-lived assets, such as operating assets and facilities, for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. GATX measures the recoverability of assets to be held and used by comparing the carrying amount of an asset to its estimated future net cash flows. Estimated future cash flows are based on a number of assumptions including: lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset and final disposition proceeds. If GATX determines an asset is impaired, it records an impairment loss equal to the excess of the asset’s carrying amount over its estimated fair value. Fair value is based on discounted future cash flows supplemented with independent appraisals and market comparables when available and appropriate.

•

Lease Classification — GATX analyzes all new and modified leases to determine whether the lease is classified as an operating or capital lease. The lease classification analysis relies on certain assumptions that require significant judgment, such as the asset fair value, the estimated residual value, the interest rate implicit in the lease, and the economic useful life of the asset. While most of GATX’s leases are classified as operating leases, changes in the assumptions used could result in a different lease classification, which would change the manner in which the lease transaction impacts GATX’s financial position and results of operations.

•

Impairment of investments in affiliated companies — GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or circumstances indicate that a decline in value may have occurred. If management determines that indicators of impairment are present for an investment, an analysis is performed to estimate the fair value of that investment. Active markets do not exist for the majority of GATX’s affiliate investments and as a result, GATX estimates fair value using discounted cash flow analysis at the investee level, price-earnings ratios based on comparable businesses, or other valuation techniques that are appropriate for the particular circumstances of the affiliate and for which sufficient data are available. For all fair value estimates, GATX uses observable inputs whenever possible and appropriate.

Once an estimate of fair value is made, it is compared to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then the investment is deemed impaired. If an investment is deemed impaired, then GATX determines whether the impairment is other-than-temporary. Factors that management considers in making this second determination include expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee and the ability of GATX to hold the investment through the end of the underlying assets’ useful life. Anticipated actions that are probable of being taken by investee management that may improve its business prospects are also considered. If GATX reasonably determines an investment to be only temporarily impaired, no impairment loss is recorded. Alternatively, if GATX determines an impairment is other-than-temporary, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

•

Impairment of goodwill — GATX reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining applicable assumptions used in the calculation. The first step consists of estimating the fair value of each reporting unit, which GATX determines based on a discounted cash flow model. The future cash flows are estimated based on revenue and expense forecasts and includes assumptions for future growth. In estimating the fair value of the reporting unit, GATX also considers observable multiples of book value and earnings for companies that management believes are comparable to the applicable reporting units. GATX then compares its estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The determination of a reporting unit’s implied fair value of the goodwill requires GATX to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded.

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

•

Share-Based Compensation — GATX provides equity awards to certain employees and non-employee directors in the form of stock appreciation rights (“SARs”), restricted stock, performance share awards and phantom stock awards. Compensation expense for these awards is recognized on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. GATX uses the Black-Scholes options valuation model to calculate the grant date fair value of SARs. This model requires GATX to make certain assumptions, some of which are highly subjective, which will affect the amount of compensation expense to be recorded. Assumptions used in the model include expected stock price volatility (based on the historical volatility of GATX’s stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior) and the expected dividend equivalents to be paid during the estimated life of the equity award (since GATX’s SARs are dividend participating). The fair value of other equity awards is based on GATX’s stock price on the grant date. See Note 11 to the consolidated financial statements for additional information on share-based compensation.

•

Income Taxes — GATX’s operations are subject to taxes in the U.S., various states and foreign countries and as result, may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that GATX presume that uncertain income tax positions will be examined by the relevant tax authority and determine whether it is more likely than not that the income tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. An income tax position that meets the more likely than not recognition threshold is then evaluated to determine the probable amount of benefit to be recognized in the financial statements. Establishing accruals for uncertain tax benefits requires management to make estimates and assessments with respect to the ultimate outcome of tax audit issues and amounts recorded in the financial statements. The ultimate resolution of uncertain tax benefits may differ from management’s estimate, potentially impacting the Company’s financial position, results of operations or cash flows.

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

•	Net Income Excluding Tax Benefits and Other Items — Earnings in 2009, 2010 and 2011 included certain items that GATX believes are not necessarily related to its ongoing business activities.

•

Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average shareholders’ equity.

•	Return on Equity Excluding Tax Benefits and Other Items — Net income excluding tax benefits and other items divided by average shareholders’ equity.

Reconciliation of non-GAAP components used in the computation of certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	2011	2010	2009	2008
Consolidated On Balance Sheet Assets	$5,857.5	$5,442.4	$5,206.4	$5,190.5
Off Balance Sheet Assets	887.1	971.5	1,016.1	1,061.2

Total On and Off Balance Sheet Assets	$6,744.6	$6,413.9	$6,222.5	$6,251.7

Shareholders’ Equity	$1,127.3	$1,113.7	$1,102.6	$1,124.5

The following table presents Net Income, excluding Tax Benefits and Other Items for the years ended (in millions):

	2011	2010	2009
Net income, as reported	$110.8	$80.8	$81.4
Tax Benefits(a)	(8.9)	(11.4)	(7.4)
Other Items(b)	(6.9)	5.2	20.7

Net income, excluding Tax Benefits and Other Items	$95.0	$74.6	$94.7

Diluted Earnings Per Share, as reported	$2.35	$1.72	$1.70
Tax Benefits(a)	(0.19)	(0.24)	(0.15)
Other Items(b)	(0.15)	0.11	0.42

Diluted Earnings Per Share, excluding Tax Benefits and Other Items	$2.01	$1.59	$1.97

(a)	In 2011, tax benefits included a $4.1 million deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom and $4.8 million of tax benefits primarily attributable to the reversal of accruals resulting from the close of a domestic tax audit. In 2010, $9.5 million attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom in that year. In 2009, tax benefits included a $7.4 million of realized foreign tax credits.

(b)	In 2011, $0.2 million (after-tax) from unrealized gains on AAE interest rate swaps, a $3.2 million (no tax effect) reserve release related to the favorable resolution of litigation matter and a $3.5 million (after-tax) gain related to a leveraged lease adjustment. In 2010, other items included $9.3 million (after-tax) from unrealized losses on AAE interest rate swaps and $4.1 million (after-tax) of income from the favorable resolution of a litigation matter. In 2009, $20.7 million (after-tax) from unrealized losses on AAE interest rate swaps.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, GATX and its subsidiaries are exposed to interest rate and foreign currency exchange rate risks that could impact their financial results. To manage these risks they may enter into certain derivative transactions, principally interest rate swaps, Treasury rate locks, options and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. GATX and its subsidiaries do not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — GATX’s reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. GATX generally manages the amount of floating rate debt instruments in relation to its floating rate investments. Based on GATX’s floating rate debt instruments at December 31, 2011, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $7.1 million in 2012. Comparatively, at December 31, 2010, a hypothetical 100 basis point increase in interest rates would have resulted in a $5.1 million increase in after-tax interest expense in 2011. GATX’s earnings are also exposed to interest rate changes through its income from affiliates. Certain affiliates issue floating rate debt instruments to finance their investments. Additionally, GATX’s rail affiliate, AAE Cargo AG, holds multiple derivative instruments associated with forecasted floating rate debt issuances. These instruments are highly sensitive to changes in interest rates and changes in their fair values are recognized currently in income.

Foreign Currency Exchange Rate Exposure — Certain of GATX’s foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Poland, Germany and Austria. As a result, GATX is exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the Euro and Polish zloty. Based on 2011 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2011, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2012 by $1.1 million. Comparatively, based on 2010 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2010, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2011 by $4.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois

February 24, 2012

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	In millions
Assets
Cash and Cash Equivalents	$248.4	$78.5
Restricted Cash	35.2	56.6
Receivables
Rent and other receivables	76.7	70.6
Loans	30.4	0.5
Finance leases	334.9	347.7
Less: allowance for losses	(11.8)	(11.6)

	430.2	407.2
Operating Assets and Facilities
Rail (includes $123.5 and $123.7 relating to a consolidated VIE at December 31, 2011 and 2010, respectively)	5,692.6	5,513.6
ASC	374.7	389.1
Portfolio Management	348.7	280.8
Less: allowance for depreciation (includes $19.2 and $13.6 relating to a consolidated VIE at December 31, 2011 and 2010, respectively)	(2,056.7)	(2,049.7)

	4,359.3	4,133.8
Investments in Affiliated Companies	513.8	486.1
Goodwill	90.5	92.7
Other Assets	180.1	187.5

Total Assets	$5,857.5	$5,442.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$135.6	$114.6
Debt
Commercial paper and borrowings under bank credit facilities	28.6	115.6
Recourse	3,354.8	2,801.8
Nonrecourse (includes $45.2 and $56.2 relating to a consolidated VIE at December 31, 2011 and 2010, respectively)	149.4	217.2
Capital lease obligations	14.3	41.9

	3,547.1	3,176.5
Deferred Income Taxes	765.9	750.6
Other Liabilities	281.6	287.0

Total Liabilities	4,730.2	4,328.7
Shareholders’ Equity

Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,644 and 16,694 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of December 31, 2011 and 2010, respectively, aggregate liquidation preference of $1.0 million)

	*	*
Common stock ($0.625 par value, 120,000,000 shares authorized, 65,775,568 and 65,482,950 shares issued and 46,653,048 and 46,360,430 shares outstanding as of December 31, 2011 and 2010, respectively)	41.1	40.9
Additional paid in capital	644.4	626.2
Retained earnings	1,171.2	1,116.9
Accumulated other comprehensive loss	(169.1)	(110.0)
Treasury stock at cost (19,122,520 shares at December 31, 2011 and 2010)	(560.3)	(560.3)

Total Shareholders’ Equity	1,127.3	1,113.7

Total Liabilities and Shareholders’ Equity	$5,857.5	$5,442.4

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2011	2010	2009
	In millions, except per share data
Gross Income
Lease income	$917.8	$873.5	$905.1
Marine operating revenue	212.2	185.3	128.4
Asset remarketing income	44.6	31.4	29.8
Other income	93.3	76.6	61.6

Revenues	1,267.9	1,166.8	1,124.9
Share of affiliates’ earnings	40.6	38.1	29.0

Total Gross Income	1,308.5	1,204.9	1,153.9
Ownership Costs
Depreciation	226.5	217.0	217.7
Interest expense, net	168.9	167.1	167.5
Operating lease expense	132.0	140.2	136.6

Total Ownership Costs	527.4	524.3	521.8
Other Costs and Expenses
Maintenance expense	276.7	267.0	269.0
Marine operating expense	151.7	129.1	87.2
Selling, general and administrative	155.3	134.8	127.8
Other expense	49.2	52.3	40.2

Total Other Costs and Expenses	632.9	583.2	524.2

Income before Income Taxes	148.2	97.4	107.9
Income Taxes	37.4	16.6	26.5

Net Income	$110.8	$80.8	$81.4

Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	(39.6)	(28.4)	18.3
Unrealized (loss) gain on securities	(0.2)	1.3	(0.1)
Unrealized loss on derivative instruments	(0.5)	(3.5)	(4.8)
Post-retirement benefit plans	(18.8)	5.1	(12.7)

Other comprehensive (loss) income	(59.1)	(25.5)	0.7

Comprehensive Income	$51.7	$55.3	$82.1

Per Share Data
Basic	$2.39	$1.75	$1.74
Average number of common shares	46.4	46.1	46.6
Diluted	$2.35	$1.72	$1.70
Average number of common shares and common share equivalents	47.2	47.0	48.8
Dividends declared per common share	$1.16	$1.12	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	In millions
Operating Activities
Net income	$110.8	$80.8	$81.4
Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(70.1)	(43.5)	(21.3)
Depreciation	238.5	228.1	227.3
Provision (reversal of provision) for possible losses	0.2	(1.1)	(3.2)
Asset impairment charges	6.8	8.2	10.0
Deferred income taxes	30.9	11.0	24.0
Share of affiliates’ earnings, net of dividends	(11.4)	(1.5)	7.0
Change in income taxes payable	9.1	(7.3)	(8.8)
Change in accrued operating lease expense	(7.6)	(13.1)	(7.4)
Employee benefit plans	(5.3)	(21.6)	(50.0)
Other	4.9	3.7	8.0

Net cash provided by operating activities	306.8	243.7	267.0
Investing Activities
Additions to operating assets and facilities	(466.4)	(520.2)	(398.6)
Loans extended	(31.9)	—	—
Investments in affiliates	(116.2)	(64.7)	(81.4)
Other	(0.1)	(0.2)	(0.4)

Portfolio investments and capital additions	(614.6)	(585.1)	(480.4)
Purchases of leased-in assets	(61.1)	(5.3)	(10.7)
Portfolio proceeds	154.1	84.3	67.9
Proceeds from sales of other assets	42.2	30.4	25.4
Proceeds from sale-leaseback	—	79.0	45.7
Net decrease (increase) in restricted cash	21.4	(23.4)	7.9
Other	—	2.4	36.0

Net cash used in investing activities	(458.0)	(417.7)	(308.2)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	790.3	573.8	636.1
Repayments of debt (original maturities longer than 90 days)	(312.8)	(344.2)	(480.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(85.0)	46.8	(55.3)
Payments on capital lease obligations	(18.5)	(12.8)	(9.9)
Stock repurchases	—	—	(55.1)
Employee exercises of stock options	6.6	2.5	—
Dividends	(56.0)	(53.5)	(53.6)
Derivative settlements	(1.4)	(1.6)	(0.9)

Net cash provided by (used in) financing activities	323.2	211.0	(19.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.1)	(0.2)	0.2

Net increase (decrease) in Cash and Cash Equivalents during the period	169.9	36.8	(60.5)
Cash and Cash Equivalents at beginning of period	78.5	41.7	102.2

Cash and Cash Equivalents at end of period	$248.4	$78.5	$41.7

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	2011 Shares	2011 Dollars		2010 Shares	2010 Dollars		2009 Shares	2009 Dollars
	In millions
Preferred Stock
Balance at beginning of period	*	$	*	*	$	*	*	$	*
Conversion of preferred stock into common stock	*		*	*		*	*		*

Balance at end of period	*		*	*		*	*		*
Common Stock
Balance at beginning of period	65.5		40.9	65.2		40.6	65.1		40.6
Issuance of common stock	0.3		0.2	0.2		0.2	0.1		*
Convertible debt conversions	—		—	0.1		0.1	—		—
Conversion of preferred stock into common stock	*		*	*		*	*		*

Balance at end of period	65.8		41.1	65.5		40.9	65.2		40.6
Treasury Stock
Balance at beginning of period	(19.1)		(560.3)	(19.1)		(560.3)	(16.3)		(505.2)
Stock repurchases	—		—	—		—	(2.8)		(55.1)

Balance at end of period	(19.1)		(560.3)	(19.1)		(560.3)	(19.1)		(560.3)
Additional Paid In Capital
Balance at beginning of period			626.2			616.8			611.7
Convertible debt conversions			—			(0.1)			—
Share-based compensation effects			11.8			7.2			5.1
Issuance of common stock			6.4			2.3			*

Balance at end of period			644.4			626.2			616.8
Retained Earnings
Balance at beginning of period			1,116.9			1,090.0			1,062.6
Net income			110.8			80.8			81.4
Dividends declared			(56.5)			(53.9)			(54.0)

Balance at end of period			1,171.2			1,116.9			1,090.0
Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period			(110.0)			(84.5)			(85.2)
Other comprehensive (loss) income			(59.1)			(25.5)			0.7

Balance at end of period			(169.1)			(110.0)			(84.5)

Total Shareholders’ Equity			$1,127.3			$1,113.7			$1,102.6

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management. In 2011, GATX changed the name of its former Specialty segment to Portfolio Management.

NOTE 2.    Accounting Changes

Multiemployer Benefit Plans — In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance that requires an entity to provide additional quantitative and qualitative disclosures about its involvement in multiemployer pension and other postretirement benefit plans. The disclosures include the entity’s level of participation in multiemployer benefit plans, the financial health of those plans, and the nature of the entity’s commitments to the plans. The application of the new guidance did not impact GATX’s financial position, results of operations or cash flows. See Note 10 for the new disclosures.

Presentation of Comprehensive Income — In June 2011, the FASB issued authoritative accounting guidance that revises the requirements for reporting other comprehensive income and its components. The guidance requires an entity to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. GATX adopted this guidance early and revised the presentation of its financial statements. There was no impact to GATX’s financial position, results of operations or cash flows.

NOTE 3.    Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements were prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Use of Estimates — The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

Correction of Misstatement — During the first quarter of 2010, the Company discovered a clerical error in the preparation of its consolidated balance sheet as of December 31, 2009, and consolidated statement of cash flows for the year ended December 31, 2009. The error resulted in a $13.1 million overstatement in each of cash and cash equivalents; accounts payable and accrued expenses; and net cash provided by operating activities. Management determined that the effect of this error was immaterial and adjusted its consolidated balance sheet and consolidated statement of cash flows in 2010 to correct this error.

Reclassification — Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

Consolidation — The consolidated financial statements of GATX Corporation and Subsidiaries include the assets, liabilities, revenues and expenses of GATX, all majority-owned subsidiaries that the Company controls and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated. Consolidated subsidiaries include the following special-purpose corporations engaged in financing railcars: General American Railcar Corporation, General American Railcar Corporation II, General American Railcar Corporation III, General American Marks Company and GARC LLC (collectively, the “SPCs”). The SPCs’ obligations are nonrecourse to GATX and their assets are available first to satisfy claims of their creditors.

Variable Interest Entities — GATX evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity and whether the equity holders have the characteristics of a controlling financial interest. To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine if it is the primary beneficiary of a VIE, GATX assesses whether it has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative, and they require management to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. GATX evaluates new investments for VIE determination and regularly reviews all existing entities for events that may result in an entity becoming a VIE or GATX becoming the primary beneficiary of an existing VIE. See Note 7 for additional information.

Investments in Affiliated Companies — Investments in joint ventures and other non-controlled entities are accounted for using the equity method when it is determined that GATX has the ability to exercise significant influence over the financial and operating policies of the investee. Under the equity method, initial investments are recorded at cost and then adjusted for GATX’s share of the affiliates’ undistributed earnings and losses, distributions of dividends and capital, and loan payments to or from the affiliate. Loans to and from affiliates are reflected as part of GATX’s investment in the affiliate and interest on these loans is included in GATX’s proportional share of the affiliates’ earnings. GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or circumstances indicate that a decline in value may have occurred. If GATX determines an investment is impaired on an other-than-temporary basis, it records a loss equal to the difference between the fair value of the investment and its carrying value. See Note 6 for additional information.

Fair Value Measurements — As defined by GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified according to a three-level hierarchy based on management’s judgment about the reliability of the inputs used in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Investments classified in Level 3 are typically valued using pricing models and discounted cash flow methodologies where significant management judgment is required. See Note 9 for additional information.

Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Restricted Cash — Cash and cash equivalents are restricted as to withdrawal and use. GATX’s restricted cash primarily relates to contractually required amounts maintained for six wholly-owned bankruptcy-remote, special-purpose corporations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Assets and Facilities — Operating assets and facilities are principally stated at cost. Assets acquired under capital leases are included in operating assets, and the related obligations are recorded as liabilities. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated residual values using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. The estimated useful lives of depreciable assets are as follows:

Railcars	30 – 38 years
Locomotives	12 – 20 years
Buildings	40 – 50 years
Leasehold improvements	5 – 15 years
Marine vessels	30 – 65 years
Industrial equipment	5 – 30 years

GATX reviews long-lived assets, such as operating assets and facilities, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is evaluated by comparing the carrying amount of the asset to the undiscounted future net cash flows GATX expects the asset to generate. If GATX determines an asset is impaired, it recognizes an impairment loss equal to the excess of the carrying amount over the asset’s fair value. Impairment losses are recorded in other expense. Assets to be disposed of that meet specified accounting criteria are classified as held for sale and recorded at the lower of their carrying amount or fair value less costs to sell.

Lease Classification — GATX determines the classification of a lease at its inception. If the provisions of the lease subsequently change, other than by renewal or extension, GATX evaluates if that change would have resulted in a different classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. See Note 5 for additional information.

Finance Leases — Finance leases include direct finance leases and leveraged leases. Direct finance leases consist of a gross lease payment receivable and an estimated residual value of the leased equipment at the lease termination date, net of unearned income. Lease payment receivables represent the rent GATX will receive over the remainder of the lease term. Initial unearned income is the amount by which the sum of the original lease payment receivable and the estimated residual value exceeds the original cost or carrying value of the underlying equipment. GATX amortizes unearned income to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Finance leases that are mainly financed at inception with nonrecourse borrowings and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of related nonrecourse debt. Initial unearned income for leveraged leases is the excess of anticipated cash flows (including estimated residual values and net of the related debt service) over the original investment in the lease. See Note 5 for additional information.

GATX regularly reviews the performance of the finance lease portfolio, and classifies finance leases as non-performing if it is probable that GATX will be unable to collect all amounts due under the lease. GATX suspends the accrual of income on non-performing finance leases until all contractual payments are current or as conditions warrant. Payments received on non-performing finance leases are applied to the lease payment receivable. As of December 31, 2011, the net book value of GATX’s investment in a non-performing leveraged lease was $16.0 million.

Residual Values — Residual values are a component of GATX’s investment in finance leases. Residual values are the estimated value of an asset at the end of a finance lease contract. GATX reviews its estimates of residual value annually or whenever events or circumstances indicate that residual values may have declined. Other-than-temporary declines in value are recognized as impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory — GATX’s inventory consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Goodwill — GATX recognizes goodwill when the purchase price of an acquired business exceeds the fair value of the acquired net assets and assigns the goodwill to the same reporting unit as the net assets of the acquired business. GATX’s reporting units are based on the composition of its operating segments, taking into consideration whether the operating segments consist of multiple businesses and, if so, whether the businesses operate in different economic environments. Goodwill is tested annually for impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, then the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, GATX compares the implied fair value of the reporting unit’s goodwill (the reporting unit fair value less its carrying amount, excluding goodwill) with the carrying amount of the goodwill. An impairment loss is recorded in the amount that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are primarily estimated using discounted cash flow models. GATX performs its impairment test annually, in the fourth quarter, or in interim periods if events or circumstances indicate a potential impairment. See Note 16 for additional information.

Allowance for Losses — The allowance for losses is an estimate of credit losses existing in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. GATX bases reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets GATX operates in and collateral values. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer-specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectable. There were no material changes in estimation methods or assumptions for the allowance during 2011. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2011. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See Note 17 for additional information.

Convertible Debt — For convertible debt instruments that may be settled either fully or partially in cash, the liability (debt) and equity (conversion option) components are accounted for separately and in a manner that reflects GATX’s nonconvertible debt (unsecured debt) borrowing rate. At issuance, the equity component is classified as additional capital, and the resulting discount on the debt is amortized as interest expense over the expected term of the convertible debt. Convertible debt issuance costs are allocated between debt and equity issuance costs on the same basis as the debt and equity components. Debt issuance costs are amortized as interest expense over the expected term of the convertible debt, and equity issuance costs are immediately recognized as a reduction of additional capital. Upon conversion, GATX measures the fair value of the total consideration it transfers to settle the notes and allocates a portion (equal to the fair value of the liability component at the conversion date) to extinguish the liability component. Any difference between the amount allocated and the net carrying amount of the liability component is recognized as a gain or loss. The remaining consideration is attributed to the reacquisition of the equity component and recognized as a reduction of additional capital. Accrued interest foregone upon conversion is recorded as an increase to additional capital.

Income Taxes — Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes. Calculations of deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. Uncertain tax positions are items deducted for tax purposes, but for which a tax benefit has not been recognized in the financial statements due to the uncertainty of the tax position. GATX’s liability for uncertain tax positions is included in other liabilities on the balance sheet. See Note 12 for additional information.

Derivatives — GATX recognizes all derivative instruments at fair value and classifies them on the balance sheet as either other assets or other liabilities. Classification of derivative activity in the statements of comprehensive income and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses and the related cash flows are included in cash flows from operating activities.

Derivatives that meet specific accounting criteria are formally designated as qualifying hedges at inception. These criteria require that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure both at the inception of the hedging relationship and on an ongoing basis. GATX primarily uses derivatives, such as interest rate swap agreements, Treasury rate locks, options and currency forwards, to hedge its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For derivatives designated as fair value hedges, changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded as part of other comprehensive income (loss) and recognized in earnings in the period the hedged transaction affects earnings. Any ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings. Although GATX does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives are not designated as accounting hedges. Changes in the fair value of these derivatives are recognized in earnings immediately. See Note 9 for additional information.

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

Foreign Currency — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end. Income, expenses and cash flows are translated monthly, using average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions and from the remeasurement of non-functional currency denominated assets and liabilities, which are recorded net of related hedges in other expense during the periods in which they occur, were $(1.6) million, $(1.7) million and $0.4 million for 2011, 2010 and 2009, respectively.

Environmental Liabilities — GATX records reserves for environmental remediation costs at sites relating to past and/or discontinued operations when they are probable and a reasonable estimate of the expected costs can be made. Adjustments to initial estimates are recorded when necessary. Since reserves are based on estimates, actual environmental remediation costs may differ. Environmental remediation costs that relate to current or future operations are expensed or capitalized as appropriate. See Note 22 for additional information.

Revenue Recognition — Gross income includes rents on operating leases, accretion of income on direct finance leases, interest on loans, marine operating revenue, gains on the sale of assets, other income and GATX’s share of affiliates’ earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized using the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GATX’s portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income is recognized upon completion of the sale of assets. Other income is primarily comprised of repair revenue, scrapping gains and fee income. Fee income, including management fees received from joint ventures, is recognized as services are performed.

Interest expense, net — Interest expense is the interest accrued on indebtedness and amortization of debt issuance costs and debt discounts. Debt issuance costs and discounts are deferred and amortized over the applicable term of the related debt. Interest expense is reported net of interest income on bank deposits, which was $0.7 million, $0.2 million and $0.5 million for 2011, 2010 and 2009, respectively.

Operating Lease Expense — GATX leases certain railcars and other assets and facilities closely associated with its revenue generating operations, such as maintenance facilities and equipment. These leases are classified as operating leases and the associated lease expense is recorded on a straight-line basis. Gains and financing costs associated with sale-leasebacks are deferred and amortized as a component of operating lease expense over the related leaseback term. GATX’s leases of office facilities and related administrative assets are also classified as operating leases and the associated expense is recorded in selling, general, and administrative expense (“SG&A”). See Note 5 for additional information.

Lease and Loan Origination Costs — Initial direct costs of direct finance leases are deferred and amortized over the lease term as an adjustment to lease income. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Required regulatory survey costs for ASC’s vessels are capitalized and amortized over the applicable survey period, which is generally five years.

Marine Operating and Maintenance Expenses — Marine operating expenses are categorized as either direct or indirect. Direct expenses, consisting primarily of crewing costs, fuel, tugs, vessel supplies, and operating season repairs, are recognized as incurred. Indirect expenses consist of winter repairs and maintenance, insurance and depreciation. Indirect expenses incurred prior to the beginning of the sailing season are deferred and amortized ratably over the anticipated sailing season, which is generally April 1 – December 31. Indirect expenses incurred during the sailing season are recognized as incurred.

Share-Based Compensation — GATX measures share-based compensation expense based on the grant date fair value of an award and recognizes the expense net of estimated forfeitures over the requisite service period of each award. Forfeiture rates are estimated at the grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. See Note 11 for additional information.

New Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.    Supplemental Cash Flow and Noncash Investing Transaction

	2011	2010	2009
Supplemental Cash Flow Information (in millions)
Interest paid(a)	$152.7	$152.6	$151.0
Income taxes (refunded) paid, net	$(2.8)	$13.0	$11.3

(a)	Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

Noncash Investing Transaction (in millions)

2011
Operating assets received(b)	$88.8

(b)	In connection with the dissolutions of Clipper Fourth Limited and Clipper Fourth APS (collectively, the “Clipper Entities”), GATX received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million. See Note 6 for additional information.

NOTE 5.    Leases

The following information pertains to GATX as a lessor:

The components of GATX’s finance leases as of December 31 were (in millions):

	Leveraged Leases		Direct Financing		Total Finance Leases
	2011	2010	2011	2010	2011	2010
Total minimum lease payments receivable	$617.0	$637.4	$341.4	$363.7	$958.4	$1,001.1
Principal and interest on third-party nonrecourse debt	(518.6)	(535.4)	—	—	(518.6)	(535.4)

Net minimum future lease receivable	98.4	102.0	341.4	363.7	439.8	465.7
Estimated non-guaranteed residual value of leased assets	20.9	20.8	93.7	93.4	114.6	114.2
Unearned income	(31.8)	(39.3)	(187.7)	(192.9)	(219.5)	(232.2)

Finance leases	87.5	83.5	247.4	264.2	334.9	347.7
Allowance for losses	(9.0)	(9.4)	—	—	(9.0)	(9.4)
Deferred taxes	(62.7)	(61.8)	—	—	(62.7)	(61.8)

Net investment in finance leases	$15.8	$12.3	$247.4	$264.2	$263.2	$276.5

Leveraged Lease Income — Income from leveraged leases (net of taxes) was $4.6 million, $1.5 million and $2.8 million in 2011, 2010 and 2009, respectively.

Usage Rents — Rental income on certain operating leases is based on equipment usage. Rental income from usage rents was $27.4 million, $25.0 million and $24.2 million, in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial Direct Costs — Deferred initial direct costs related to direct financial leases were $0.9 million as of both December 31, 2011 and 2010.

Minimum Future Receipts — Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2011, were (in millions):

	Leveraged Leases	Finance Leases	Operating Leases	Total
2012	$18.1	$38.0	$745.5	$801.6
2013	0.3	38.0	544.9	583.2
2014	0.4	36.9	385.2	422.5
2015	0.3	33.2	290.0	323.5
2016	—	28.9	188.8	217.7
Years thereafter	79.3	166.4	362.1	607.8

	$98.4	$341.4	$2,516.5	$2,956.3

The following information pertains to GATX as a lessee:

Capital Lease Assets — Assets that are financed with capital lease obligations as of December 31 were (in millions):

	2011	2010
Railcars	$3.6	$22.2
Marine vessels	79.0	107.0

	82.6	129.2
Less: allowance for depreciation	(67.7)	(88.8)

	$14.9	$40.4

Lease Obligations — Certain leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary. These amounts are not included with future minimum rental payments. Future minimum rental payments due under noncancelable leases as of December 31, 2011, were (in millions):

	Capital Leases	Recourse Operating Leases(a)	Nonrecourse Operating Leases(b)
2012	$3.8	$112.3	$27.9
2013	3.1	104.6	28.3
2014	3.1	108.4	27.7
2015	3.1	126.0	26.3
2016	2.7	88.5	22.1
Years thereafter	1.1	427.0	98.9

	16.9	$966.8	$231.2

Less: amounts representing interest	(2.6)

Present value of future minimum capital lease payments	$14.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The future minimum rental payments due under recourse operating leases were reduced by $1.6 million of minimum sublease rentals to be received in the future. The minimum rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay.

(b)	The amounts shown for nonrecourse operating leases primarily reflect the rental payments of two wholly-owned bankruptcy remote, special-purpose corporations. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

(c)	Total operating lease expense, which includes amounts recorded in SG&A, was $137.3 million, $145.4 million and $141.7 million, in 2011, 2010 and 2009, respectively.

NOTE 6.    Investments in Affiliated Companies

Investments in affiliated companies represent investments in, and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees. At December 31, 2011 and 2010, these investments included loans to affiliated companies of $57.7 million and $47.7 million, respectively. Cash distributions received from affiliates were $35.3 million, $54.7 million and $36.0 million in 2011, 2010 and 2009, respectively.

In 2011, the Clipper Entities marine joint ventures, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the Clipper Entities’ outstanding debt, and received liquidating distributions consisting of six vessels with an aggregate fair value of $88.8 million. GATX recognized an impairment loss of $5.2 million as a result of the transfer, which is reflected in share of affiliates’ earnings.

The following table shows GATX’s investments in affiliated companies by segment as of December 31 (in millions):

	2011	2010
Rail	$142.2	$141.0
Portfolio Management	371.6	345.1

	$513.8	$486.1

The table below provides detail on the five largest investments in affiliates as of December 31, 2011 ($ in millions):

	Segment	GATX’s Investment	GATX’s Percentage Ownership
Rolls-Royce & Partners Finance(a)	Portfolio Management	$179.6	50.0%
AAE Cargo AG	Rail	85.4	37.5%
Enerven Compression, LLC	Portfolio Management	49.3	45.6%
Cardinal Marine Investments, LLC	Portfolio Management	48.3	50.0%
Adler Funding, LLC	Rail	35.2	12.5%

(a)	Combined investment balances of thirteen separate joint ventures

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows GATX’s pre-tax share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2011	2010	2009
Rail	$4.4	$1.2	$(10.1)
Portfolio Management	36.2	36.9	39.1

	$40.6	$38.1	$29.0

Operating results for all affiliated companies, assuming GATX held a 100% interest, for the years ending December 31 were (in millions):

	2011	2010	2009
Revenues	$646.5	$621.2	$636.5
Pre-tax income reported by affiliates	93.7	71.0	57.2

Summarized balance sheet data for all affiliated companies, assuming GATX held a 100% interest, as of December 31 were (in millions):

	2011	2010
Total assets	$5,085.3	$5,052.6
Long-term liabilities	2,939.4	3,163.4
Other liabilities	1,257.7	1,017.3
Shareholders’ equity	888.2	871.9

The following guarantees, as described in Note 14, related to affiliated companies were outstanding as of December 31 (in millions):

	2011	2010
Lease and loan payment guarantees	$42.0	$30.0
Asset residual value guarantees	—	13.8

NOTE 7.    Variable Interest Entities

GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing of a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The carrying amounts of assets and liabilities of the VIE as of December 31 were (in millions):

	2011	2010
Operating assets, net of accumulated depreciation(a)	$104.3	$110.1
Nonrecourse debt	45.2	56.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

GATX is also involved with other entities determined to be VIEs of which GATX is not the primary beneficiary. These VIEs are primarily leveraged leases and certain investments in railcar and equipment leasing affiliates that have been financed through a mix of equity investments and third-party lending arrangements. GATX determined that it is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. For certain investments in affiliates determined to be VIEs, GATX concluded that power was shared between the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate as of December 31 were (in millions):

	2011		2010
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$72.2	$72.2	$60.9	$60.9
Leveraged leases	78.5	78.5	74.1	74.1
Other investment	0.9	0.9	1.0	1.0

Total	$151.6	$151.6	$136.0	$136.0

NOTE 8.    Debt

Commercial Paper and Borrowings Under Bank Credit Facilities

	December 31
	2011	2010
Balance	$28.6	$115.6
Weighted average interest rate	1.26%	0.64%

Recourse and Nonrecourse Debt Obligations

Outstanding balances of GATX’s debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2011	2010
Recourse Fixed Rate Debt
Unsecured	04/30/09	05/15/14	8.75%	$300.0	$300.0
Unsecured	09/24/09	10/01/12	4.75%	300.0	300.0
Unsecured	02/05/10	05/15/15	4.75%	250.0	250.0
Unsecured	11/19/10	07/15/16	3.50%	250.0	250.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	—
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	10/11/06	02/15/12	5.50%	200.0	200.0
Secured	11/06/08	11/15/13	9.00%	168.3	179.0
Unsecured	12/22/05	12/22/15	5.75%	115.0	130.0
Unsecured	09/20/11	07/15/16	3.50%	100.0	—
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	—
Unsecured	03/29/06	12/11/12	3.49%	40.5	41.8
Unsecured	12/18/07	11/30/12	4.70%	27.2	28.1
Unsecured	06/29/07	05/31/12	4.25%	22.7	23.4
Unsecured	12/27/10	10/31/18	3.84%	20.7	21.4
Unsecured	11/29/10	11/30/18	3.70%	20.7	21.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Date of Issue	Final Maturity	Interest Rate	2011	2010
Unsecured	02/11/02	07/31/12	5.73%	0.6	1.4
Unsecured	02/11/02	01/31/12	5.83%	0.2	1.0
Unsecured	06/22/04	06/15/11	6.27%	—	181.8
Unsecured	09/25/06	08/31/11	3.45%	—	18.8

Total recourse fixed rate debt				$2,615.9	$2,448.1
Recourse Floating Rate Debt(a)
Unsecured	03/18/08	03/18/14	1.46%	$150.0	$150.0
Unsecured	12/12/11	06/12/17	2.19%	115.0	—
Unsecured	06/30/06	06/28/13	0.93%	100.0	100.0
Unsecured	05/17/11	05/17/13	1.50%	100.0	—
Secured	12/19/11	12/19/20	2.41%	100.0	—
Unsecured	12/15/10	10/31/15	2.97%	49.9	13.4
Secured	05/14/09	05/14/14	3.00%	41.4	44.8
Unsecured	12/06/11	08/31/16	2.87%	29.8	—
Unsecured	09/02/11	11/30/16	2.53%	15.6	—
Unsecured	03/01/10	02/28/15	3.31%	13.0	13.4
Unsecured	12/27/10	06/30/12	3.59%	5.2	5.4
Unsecured	12/31/03	09/30/13	2.57%	4.3	6.9
Unsecured	11/29/10	12/31/12	3.45%	1.9	5.4
Unsecured	12/15/03	12/15/12	2.44%	1.2	2.5
Unsecured	12/31/03	12/31/12	2.37%	0.3	0.6

Total recourse floating rate debt				$727.6	$342.4
Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$45.2	$56.2
Secured	06/13/06	12/31/13	6.26%	22.2	22.9
Secured	05/29/07	05/31/12	5.84%	3.5	3.6
Secured	08/01/07	06/30/17	6.77%	2.5	2.6
Secured	06/01/07	05/31/12	6.27%	2.4	2.4
Secured	05/11/07	05/31/12	6.06%	1.4	1.5
Secured	06/16/06	04/29/16	6.80%	1.3	1.4
Secured	08/01/07	07/31/17	6.78%	0.8	0.8
Secured	06/28/07	03/05/11	6.34%	—	12.4
Secured	10/10/06	09/30/11	5.98%	—	12.1
Secured	06/16/06	08/31/11	5.37%	—	11.2
Secured	12/21/06	08/01/11	5.89%	—	6.1
Secured	12/21/06	03/31/11	5.89%	—	4.3
Secured	06/29/07	10/05/11	6.54%	—	5.4
Secured	10/01/07	02/05/11	5.62%	—	4.4

Total nonrecourse fixed rate debt				$79.3	$147.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecourse Floating Rate Debt(a)
Secured	Various	05/08/14	1.53%	$51.0	$52.5
Secured	Various	01/15/15	1.53%	24.4	25.3

Total nonrecourse floating rate debt				$75.4	$77.8

Total debt principal				$3,498.2	$3,015.6
Debt discount, net				(9.3)	(14.2)
Debt adjustment for fair value hedges				15.3	17.6

Total Debt				$3,504.2	$3,019.0

(a)	Floating rates as of December 31, 2011.

Maturities of GATX’s debt obligations as of December 31, 2011, were as follows (in millions):

Debt Principal
2012	$755.5
2013	461.9
2014	489.7
2015	515.0
2016	589.9
Thereafter	686.2

Total debt principal	$3,498.2

At December 31, 2011, $639.5 million of GATX’s operating assets were pledged as collateral for notes or other obligations.

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the SEC that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2013.

Credit Lines and Facilities

GATX has a $560 million unsecured revolving credit facility in the U.S. that matures in May 2015. At December 31, 2011, availability under this facility was $550.2 million, with $9.8 million of letters of credit issued, which are backed by the facility. GATX’s commercial paper issuances, of which there were none outstanding at December 31, 2011, are also backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.9 million, $0.4 million and $0.4 million for 2011, 2010 and 2009, respectively. GATX also has unsecured lines of credit in Europe totaling $58.3 million. At December 31, 2011, availability under these lines of credit was $29.7 million.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.7 for the period ended December 31, 2011, in excess of the minimum covenant ratio of 1.2. At December 31, 2011, GATX was in compliance with all covenants and conditions of the $560 million facility. Certain of GATX’s bank term loans have the same financial covenants as the $560 million facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of additional secured indebtedness that GATX may incur to $863.3 million as of December 31, 2011. Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2011, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2011, the maximum amount that GRE could transfer to GATX without violating its covenants was $26.9 million, implying that $385.1 million of subsidiary net assets were restricted. Restricted net assets are defined as equity less 50% of free cash flow. At December 31, 2011, GRE was in compliance with all covenants and conditions of these loan agreements.

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

NOTE 9.     Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Assets
Interest rate derivatives(a)	$—	$15.3	$—	$15.3
Foreign exchange rate derivatives(b)	—	2.1	—	2.1
Available for sale equity securities	2.9	—	—	2.9
Liabilities
Interest rate derivatives(a)	—	2.1	—	2.1
Interest rate derivatives(b)	—	0.3	—	0.3

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2010
Assets
Interest rate derivatives(a)	$—	$17.6	$—	$17.6
Available for sale equity securities	4.3	—	—	4.3
Liabilities
Interest rate derivatives(a)	—	4.3	—	4.3
Interest rate derivatives(b)	—	0.3	—	0.3
Foreign exchange rate derivatives(b)	—	0.5	—	0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Designated as hedges

(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices on an active exchange. Derivatives are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

The following table sets forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements as of December 31:

	Fair Value of Assets	Carrying Value of Assets	Impairment Losses
2011	$6.8	$13.5	$6.7
2010	8.1	16.2	8.1

In 2011, impairment losses of $2.6 million related to scrapped wheelsets in Rail’s European fleet and an aggregate of $4.1 million primarily related to an aircraft held for lease and a helicopter held for sale. In 2010, losses of $4.8 million related to an industry-wide, regulatory mandate issued by the Association of American Railroads that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars, losses of $1.5 million related to scrapped wheelsets in Rail’s European fleet, and losses of $1.8 million related to an aircraft held for lease.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of December 31, 2011 and 2010, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of December 31, 2011, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of December 31, 2011 and 2010, GATX had 11 instruments and 12 instruments outstanding, respectively, with an aggregate notional amount of $73.4 million and $127.0 million, respectively. As of December 31, 2011, these derivatives had maturities ranging from 2012-2014. Within the next 12 months, GATX expects to reclassify $7.0 million ($4.4 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2011, was $2.4 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments for the years ended December 31 were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	2011	2010	2009
Fair value hedges(a)	Interest expense	$(2.3)	$7.4	$(9.3)
Cash flow hedges	Other comprehensive (loss) income (effective portion)	(5.9)	(8.1)	15.8
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	(2.5)	(7.7)	(6.2)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	(1.5)	(1.5)	(1.4)
Cash flow hedges	Other expense (ineffective portion)	—	(0.1)	(0.4)
Non-designated	Other expense	(1.8)	(0.4)	(0.2)

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds are based on the best information available and may include quoted investment fund values. The fair values of fixed and floating rate debt were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of December 31 (in millions):

	2011 Carrying Amount	2011 Fair Value	2010 Carrying Amount	2010 Fair Value
Assets
Investment Funds	$2.7	$7.4	$6.8	$10.2
Loans	30.4	30.7	0.5	0.5

Liabilities
Recourse fixed rate debt	$2,627.2	$2,754.9	$2,459.3	$2,615.9
Recourse floating rate debt	727.6	714.8	342.5	341.5
Nonrecourse debt	149.4	159.3	217.2	233.0

NOTE 10.    Pension and Other Post-Retirement Benefits

GATX maintains both funded and unfunded noncontributory defined benefit pension plans covering its domestic employees and the employees of certain of its subsidiaries. GATX also has a funded noncontributory defined benefit pension plan related to a former business in the United Kingdom (“U.K.”), which has no active employees. Benefits payable under the pension plans are based on years of service and/or final average salary. GATX’s funding policies for the pension plans are based on actuarially determined cost methods allowable under IRS regulations and statutory requirements in the U.K.

In addition to the pension plans, GATX has other post-retirement plans providing health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employ-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan. The other post-retirement plans are either contributory or noncontributory, depending on various factors.

GATX uses a December 31 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

	2011 Pension Benefits	2010 Pension Benefits	2011 Retiree Health and Life	2010 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$413.2	$402.9	$46.6	$48.5
Service cost	5.4	5.3	0.2	0.2
Interest cost	20.7	22.1	2.2	2.4
Plan amendments	—	(0.2)	—	—
Actuarial loss (gain)	13.5	16.0	—	(0.1)
Benefits paid	(27.5)	(31.7)	(4.2)	(4.4)
Effect of foreign exchange rate changes	(0.3)	(1.2)	—	—

Benefit obligation at end of year	$425.0	$413.2	$44.8	$46.6

Change in Fair Value of Plan Assets
Plan assets at beginning of year	$392.7	$354.4	$—	$—
Actual return on plan assets	10.2	52.9	—	—
Effect of exchange rate changes	(0.1)	(1.2)	—	—
Company contributions	2.2	18.3	4.2	4.4
Benefits paid	(27.5)	(31.7)	(4.2)	(4.4)

Plan assets at end of year	$377.5	$392.7	$—	$—

Funded Status at end of year	$(47.5)	$(20.5)	$(44.8)	$(46.6)

Amount Recognized
Other liabilities	$(47.5)	$(20.5)	$(44.8)	$(46.6)
Accumulative other comprehensive loss:
Net actuarial loss	193.5	164.4	1.8	1.6
Prior service credit	(5.1)	(6.1)	—	—

Accumulated other comprehensive loss	188.4	158.3	1.8	1.6

Total recognized	$140.9	$137.8	$(43.0)	$(45.0)

After-tax amount recognized in accumulated other comprehensive loss	$117.6	$98.9	$1.1	$1.0

The aggregate accumulated benefit obligation for the defined benefit pension plans was $408.9 million and $385.4 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2011	2010
Projected benefit obligations	$425.0	$60.2
Fair value of plan assets	377.5	34.4

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2011	2010
Accumulated benefit obligations	$408.9	$54.6
Fair value of plan assets	377.5	34.4

The components of net periodic (benefit) cost for the year ended December 31 were (in millions):

	2011 Pension Benefits	2010 Pension Benefits	2009 Pension Benefits	2011 Retiree Health and Life	2010 Retiree Health and Life	2009 Retiree Health and Life
Service cost	$5.4	$5.3	$4.8	$0.2	$0.2	$0.2
Interest cost	20.7	22.1	23.7	2.2	2.4	2.9
Expected return on plan assets	(33.2)	(33.5)	(31.2)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	7.2	6.0	2.7	(0.3)	(0.3)	(0.4)

Net periodic (benefit) cost	$(0.9)	$(1.1)	$(1.0)	$2.0	$2.2	$2.6

GATX amortizes the unrecognized prior service credit using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The unrecognized net actuarial loss (gain), subject to certain averaging conventions, is amortized over the average remaining service period of active employees. As of December 31, 2011, GATX expects within the next twelve months to recognize the following amounts included in accumulated other comprehensive loss as components of net periodic (benefit) cost: $9.9 million of the defined benefit pension plans’ net actuarial loss, $(1.0) million of the defined benefit pension plans’ prior service credit, $(0.2) million of the other post-retirement benefit plans’ net actuarial gain and $(0.1) million of the other post-retirement benefit plans’ prior service credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and to measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2011	2010
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	4.80%	5.25%
Discount rate — hourly funded plans	4.85%	5.25%
Rate of compensation increases — salaried funded and unfunded plan	3.00%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	5.25%	5.70%
Discount rate — hourly funded plans	5.25%	5.70%
Expected return on plan assets — salaried funded plan	8.65%	8.75%
Expected return on plan assets — hourly funded plan	7.80%	7.90%
Rate of compensation increases — salaried funded and unfunded plan	4.50%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	4.65%	5.40%
Rate of pension-in-payment increases	2.90%	3.40%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	5.40%	5.70%
Expected return on plan assets	6.12%	6.56%
Rate of pension-in-payment increases	3.40%	3.50%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate — salaried Health	4.50%	4.95%
Discount rate — hourly Health	4.60%	4.95%
Rate of compensation increases	N/A	N/A
Discount rate — salaried Life Insurance	4.75%	4.95%
Discount rate — hourly Life Insurance	4.45%	4.95%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.95%	5.45%
Rate of compensation increases	N/A	N/A

The discount rate is used by GATX to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds, with durations similar to that of the projected benefit obligation. The expected return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. GATX routinely reviews its historical returns along with current market conditions to ensure its expected return assumption is reasonable and appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	7.50%	8.00%
Prescription drugs claims	7.50%	8.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2018	2018
Prescription drugs claims	2018	2018

The health care cost trend, which is comprised of medical and prescription drugs claims has a significant effect on the other post-retirement benefit cost and obligation. A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.2	(1.9)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2011 and 2010, and current target asset allocation for 2012, by asset category, are as follows:

		Plan Assets at December 31
	Target	2011	2010
Asset Category
Equity securities	65.8%	64.1%	67.6%
Debt securities	29.2%	30.1%	27.6%
Real estate	5.0%	5.2%	3.9%
Cash	—	0.6%	0.9%

	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2011 and 2010, and current target asset allocation for 2012, by asset category, are as follows:

		Plan Assets at December 31
	Target	2011	2010
Asset Category
Equity securities	36.8%	36.1%	37.1%
Debt securities	63.2%	63.9%	62.9%

	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the fair value of GATX’s pension plan assets as of December 31 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Assets
Short-term investment funds	$4.3	$—	$—	$4.3
Common stock	8.9	—	—	8.9
Common stock collective funds	—	222.5	—	222.5
Fixed income collective trust funds	—	125.3	—	125.3
Real estate investment funds	—	—	17.9	17.9

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2010
Assets
Short-term investment funds	$4.0	$—	$—	$4.0
Common stock	10.7	—	—	10.7
Common stock collective funds	—	243.8	—	243.8
Fixed income collective trust funds	—	120.3	—	120.3
Real estate investment funds	—	—	13.9	13.9

The following is a description of the valuation techniques and inputs used for each major class of assets measured at fair value as of December 31, 2011 and 2010:

Short-term investment funds: Valued based on the closing net asset values (NAV) quoted by the funds. The NAV represents the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. Short-term investment funds are highly liquid investments in obligations of the U.S. Government, its agencies or instrumentalities, and related money market instruments. There are no unfunded commitments, restrictions on redemption frequency or advance notice periods required for redemption.

Common Stock: Traded on an active exchange and valued at the last reported sales price on the last business day of the plan year.

Common stock and fixed income collective trust funds: Valued based on the closing NAV prices quoted by the funds. The NAV represents the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. There are no unfunded commitments, restrictions on redemption frequency or advance notice periods required for redemption for any of the collective trusts. The collective trust funds are similar to mutual funds, with an investment manager and written investment objective, but are not open to the public. The Plan’s collective trust funds each have an investment objective of long-term total return through capital appreciation and current income.

Real estate investment funds: Invested in U.S. commercial real estate. Valued based on the NAV provided by the administrators of the funds, which represents the unitized fair values of the underlying real estate held by the funds. Fair values were determined by independent appraisal. Redemptions from the real estate funds are available upon either 45 or 60 days’ notice prior to the end of a quarter. Redemptions may be limited and/or delayed by a lack of liquidity in the funds. The real estate investment funds are diversified by location and property type with an investment objective of long-term return through property appreciation, current income, and timely sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below lists the summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31 (in millions):

	2011	2010
Beginning balance	$13.9	$12.7
Income	0.6	0.8
Realized losses	—	(0.7)
Unrealized change in fair value of investments	1.5	1.1
Purchases	1.9	—

Ending balance	$17.9	$13.9

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

GATX expects to contribute $2.2 million to its pension plans (domestic and foreign) and $4.5 million to its other post-retirement benefit plans in 2012. Additional contributions to the domestic funded pension plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Qualified Plans	Nonqualified Plans	Other Benefits
2012	$26.0	$4.3	$4.5
2013	25.6	4.3	4.3
2014	25.7	4.4	4.2
2015	26.1	4.4	4.0
2016	26.4	4.7	3.8
Years 2017-2021	133.1	25.7	15.5

	$262.9	$47.8	$36.3

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2012	$0.6
2013	0.6
2014	0.6
2015	0.6
2016	0.5
Years 2017-2021	2.8

$5.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms, and as determined by the Board of Directors. Contributions to such plans were $1.4 million, zero and $1.5 million for 2011, 2010, and 2009, respectively.

Multiemployer Plans

The shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, post-retirement and other benefits to active and retired employees. Unlike single employer plans, GATX does not recognize plan assets or obligations for multiemployer plans on its balance sheet. Rather, GATX recognizes as marine operating expenses the amounts of its contributions to the plans. The amounts contributed are based on the number of crew hours worked, which is dependent on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to make additional contributions.

GATX’s contributions to multiemployer benefit plans for the years indicated were as follows:

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions						Collective Bargaining Agreement Expiration Date(b)
			2011		2010		2009
American Maritime Officers Pension Plan	13-1969709-001	Critical-Red	$2.1	(a)	$2.2	(a)	$1.5	(a)	January15, 2017
Other multiemployer post-retirement plans			6.4		6.2		3.7

Total			$8.5		$8.4		$5.2

(a)	Represents more than 5% of the total contributions to the plan during each year and no surcharge has been imposed for any year.

(b)	ASC completed negotiations for a new collective bargaining agreement in January, 2012. The previous collective bargaining agreement expired in August, 2011.

The American Maritime Officers Pension Plan was determined to be in critical status (i.e. “red zone” as defined by the Pension Protection Act of 2006) for the plan year beginning October 1, 2011 because it has funding or liquidity problems, or both. This is the third year the Plan has been in critical status, which was not calculated using any extended amortization provision. A rehabilitation plan, as defined by the Employee Retirement Security Act of 1974, was instituted under which certain adjustable benefits were reduced or eliminated and GATX is required to contribute at a negotiated rate per day worked by each employee.

NOTE 11.    Share-Based Compensation

GATX provides equity awards to its employees under the GATX Corporation 2004 Equity Incentive Compensation Plan, as amended (the “2004 Plan”). As of December 31, 2011, 3.2 million shares of common stock were authorized under the 2004 Plan and 0.8 million shares were available for future issuance. The 2004 Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for the granting of nonqualified stock options, stock appreciation rights (“SAR”s), restricted stock and phantom stock awards. GATX recognizes compensation expense for these awards in selling, general and administrative expenses over the service period of each award. For 2011, 2010 and 2009, share-based compensation expense was $11.0 million, $8.0 million and $6.1 million, respectively, and related tax benefits were $4.1 million, $3.0 million and $2.3 million, respectively. These awards are more fully described below.

Stock Option/SAR Awards

Stock options/SARs provide for the purchase of shares of common stock and may be granted for periods not longer than seven years from the grant date (ten years for options granted prior to 2004). SARs entitle the holder to receive the difference between the market price of GATX’s common stock at the time of exercise and the exercise price, either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holder to purchase shares of GATX common stock at a specified exercise price. Dividends accrue on all options/SARs granted under the 2004 Plan and are paid upon vesting. Dividends continue to be paid until the options/SARs are exercised, cancelled or expire. SARs vest and become exercisable in 1/3 annual increments over three years. The exercise price for stock options/SARs is equal to the average of the high and low trading prices of GATX common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the applicable vesting period. Since 2006, only SARs have been awarded.

The estimated fair value of a GATX SAR is the sum of the value derived using the Black-Scholes option pricing model and the present value of dividends expected to be paid over the expected term of the SAR. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. Expected term is based on historical exercise patterns and post-vesting terminations. Expected volatility is based on the historical volatility of GATX’s stock price over a period equal to the expected term. Risk-free interest rates are based on the implied yield on U.S. Treasury zero-coupon bond issues with a remaining term equal to the expected term.

The weighted average fair value for GATX’s SARs and the assumptions used to estimate fair value were:

	2011	2010	2009
Weighted average estimated fair value	$13.88	$11.13	$7.35
Quarterly dividend rate	$0.29	$0.28	$0.28
Expected term of SAR, in years	4.3	4.3	4.3
Risk-free interest rate	1.6%	2.0%	1.7%
Dividend yield	3.4%	4.3%	6.6%
Expected stock price volatility	41.9%	41.8%	36.0%
Present value of dividends	$4.76	$4.55	$4.58

Certain data with respect to stock options/SARs activity for the year ended December 31, 2011, were:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of the year	1,971	$30.47
Granted	418	33.94
Exercised	(384)	28.39		$4.5
Forfeited/Cancelled	(23)	28.16
Expired	(103)	41.70

Outstanding at end of the year	1,879	31.08	3.7	24.2

Vested and exercisable at end of the year	1,120	32.58	2.5	13.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options/SARs exercised during the years ended December 31, 2011, 2010 and 2009 was $4.5 million, $1.0 million and immaterial, respectively. As of December 31, 2011, there was $5.3 million of unrecognized compensation expense related to nonvested SARs, which is expected to be recognized over a weighted average period of 1.8 years.

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

GATX values its restricted stock and performance share awards based on the closing price of its stock on the grant date. As of December 31, 2011, there was $6.2 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.7 years.

Certain data with respect to restricted stock and performance share activity for the year ended December 31, 2011, were:

	Number of Share Units Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock:
Nonvested at beginning of the year	200,876	$25.30
Granted	200,736	34.47
Vested	(56,160)	35.24
Forfeited	(11,615)	28.39

Nonvested at end of the year	333,837	29.04

Performance Shares:
Nonvested at beginning of the year	111,917	$22.85
Granted	87,570	34.27
Net increase due to estimated performance	25,599	30.58
Vested	(36,652)	16.90

Nonvested at end of the year	188,434	30.36

The total fair value of restricted stock and performance shares vested during the years ended December 31, 2011, 2010 and 2009, was $2.7 million, $2.5 million and $1.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a component of their compensation for service on GATX’s Board of Directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2011, GATX granted 20,106 units of phantom stock and 158,302 units were outstanding as of December 31, 2011.

NOTE 12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in foreign operations. The cumulative amount of such earnings was $505.7 million at December 31, 2011.

Significant components of GATX’s deferred tax liabilities and assets as of December 31 were (in millions):

	2011	2010
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$756.2	$704.4
Leveraged leases	62.7	61.8
Investments in affiliated companies	82.4	84.1
Lease accounting (other than leveraged)	13.7	13.9
Other	2.9	1.7

Total deferred tax liabilities	917.9	865.9
Deferred Tax Assets
Alternative minimum tax credit	8.9	11.5
Federal net operating loss	38.1	14.8
Foreign tax credit	13.9	16.9
Valuation on foreign tax credit	(13.9)	(16.9)
State net operating loss	31.1	28.2
Valuation on state net operating loss	(15.8)	(15.8)
Foreign net operating loss	7.3	4.7
Accruals not currently deductible for tax purposes	21.8	20.9
Allowance for losses	5.4	3.9
Pension and post-retirement benefits	40.7	31.4
Other	14.5	15.7

Total deferred tax assets	152.0	115.3

Net deferred tax liabilities	$765.9	$750.6

At December 31, 2011, GATX had a gross U.S. federal tax net operating loss carryforward of $108.8 million, of which $42.3 million expires after 2030 and $66.5 million expires after 2031. GATX also had an alternative minimum tax credit of $8.9 million that has an unlimited carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, GATX had foreign tax credits of $13.9 million that are scheduled to expire beginning in 2012. A $13.9 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize these credits. GATX also had state net operating losses of $31.1 million, net of federal benefit, that are scheduled to expire at various times beginning in 2012. A $15.8 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize all of these losses. Additionally, GATX has a foreign tax net operating loss of $7.3 million that has an unlimited carryforward period. Utilization of future tax credits and net operating losses will be dependent on a number of variables, including the amount of taxable income, foreign source income attributes and state apportionment factors.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows (in millions):

	2011	2010
Beginning balance	$42.7	$54.8
Additions to positions for prior years, including interest	—	2.6
Reductions due to resolution of audit issues	(21.9)	(14.7)

Ending balance	$20.8	$42.7

Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized domestic tax benefits of $15.5 million and unrecognized foreign tax benefits of $0.4 million may be recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2011, the Company settled several federal open audit years resulting in the release of gross tax benefits totaling $21.9 million. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise reduced with respect to uncertain tax positions; any required adjustment will be recorded as a reduction of income tax expense.

If fully recognized, GATX’s gross liability for unrecognized tax benefits would decrease income tax expense by $20.8 million ($18.8 million net of federal tax benefits).

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. All federal examinations with respect to GATX’s U.S. tax returns for years prior to 2009 have been closed. The Company and its subsidiaries are undergoing audits in various state and foreign jurisdictions.

The components of income before income taxes for the years ending December 31 consisted of (in millions):

	2011	2010	2009
Domestic	$56.7	$25.0	$35.4
Foreign	91.5	72.4	72.5

	$148.2	$97.4	$107.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes for the years ending December 31 consisted of (in millions):

	2011	2010	2009
Current
Domestic:
Federal	$0.7	$(0.2)	$(10.4)
State and local	0.8	0.8	—

	1.5	0.6	(10.4)
Foreign	5.0	5.0	12.9

	6.5	5.6	2.5
Deferred
Domestic:
Federal	14.8	3.9	12.3
State and local	0.9	0.8	1.9

	15.7	4.7	14.2
Foreign	15.2	6.3	9.8

	30.9	11.0	24.0

Income taxes	$37.4	$16.6	$26.5

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate for the years ending December 31 were ($ in millions):

	2011	2010	2009
Income taxes at federal statutory rate	$51.9	$34.1	$37.8
Adjust for effect of:
Foreign tax credits	(0.1)	—	(7.4)
Foreign income tax rates	(8.5)	(4.5)	(1.4)
Foreign income tax rate change	(4.1)	(1.9)	(1.4)
Resolution of audit issues	(4.8)	(9.5)	—
Corporate owned life insurance	(0.2)	(2.4)	(0.8)
State income taxes	1.1	0.1	1.2
Other	2.1	0.7	(1.5)

Income taxes	$37.4	$16.6	$26.5

Effective income tax rate	25.2%	17.1%	24.6%

The 2011 effective income tax rate was impacted by a $4.1 million favorable tax adjustment resulting from a reduction in the statutory tax rates in the United Kingdom. Additionally, the effective income tax rate was impacted by $4.8 million of net tax benefits, which were attributed to the reversal of accruals associated with the close of a domestic tax audit. The 2010 effective income tax rate was impacted by the resolution of various foreign, federal, and state tax issues, and the favorable effect of a reduction in the statutory tax rates in the United Kingdom. The 2009 effective income tax rate was impacted by the recognition of foreign tax credit benefits, and the favorable effect of a reduction in the statutory tax rate in Canada. The adjustment for foreign income tax rates reflects the impact of lower tax rates on earnings from foreign subsidiaries and affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total worldwide income.

NOTE 13.    Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 23% of total revenues are generated from customers in the petroleum industry, 22% from the chemical industry, 13% from transportation industry and 11% from each of the food/agriculture and steel industries. GATX’s foreign identifiable revenues were primarily generated in the countries of Germany, Canada, Poland, Mexico and Austria.

Concentration of Credit Risk — The Company does not have any revenue concentrations from any particular customer for any of the years ended December 31, 2011, 2010 and 2009. Under its lease agreements with lessees, GATX typically retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. GATX performs a credit evaluation prior to approval of a lease contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for losses to provide for credit losses inherent in its reservable assets portfolio.

Concentration of Labor Force — As of December 31, 2011, 44% of GATX employees were covered by union contracts, none of which will expire within the next year. The hourly employees at Rail’s U.S. service centers belong to the United Steelworkers. Employees at three of Rail’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers, the Seafarers International Union or the United Steelworkers, as the case may be.

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

The following table shows GATX’s commercial commitments as of December 31 (in millions):

	2011	2010
Affiliate guarantees	$42.0	$30.0
Asset residual value guarantees	33.9	48.0
Lease payment guarantees	47.0	52.7
Performance bonds	1.3	1.2
Standby letters of credit	9.8	10.3

Total commercial commitments(a)	$134.0	$142.2

(a)	At December 31, 2011, the carrying value of liabilities on the balance sheet for commercial commitments was $6.4 million. The expirations of these commitments range from 2013 to 2019. GATX is not aware of any event that would require it to satisfy any of these commitments.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets and are in lieu of making direct equity investments in the affiliate. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed and such residual sharing gains are recorded in asset remarketing income. If at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from disposition of the asset. Asset residual value guarantees include those related to assets of affiliated companies.

Lease payment guarantees represent GATX’s guarantee of third-party lease payments to financial institutions. Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standing letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2011, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

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

The following table sets forth the computation of basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$110.8	$80.8	$81.4

Numerator for basic earnings per share — income available to common shareholders	$110.8	$80.8	$81.4
Effect of dilutive securities:
After-tax interest expense on convertible securities	—	0.2	1.3

Numerator for diluted earnings per share — income available to common shareholders	$110.8	$81.0	$82.7
Denominator:
Denominator for basic earnings per share — weighted average shares	46.4	46.1	46.6
Effect of dilutive securities:
Equity compensation plans	0.7	0.5	0.4
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	—	0.3	1.7

Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.2	47.0	48.8
Basic earnings per share	$2.39	$1.75	$1.74

Diluted earnings per share	$2.35	$1.72	$1.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.    Goodwill

Goodwill was $90.5 million and $92.7 million as of December 31, 2011 and 2010, respectively. In the fourth quarter of 2011, GATX performed a review for impairment of goodwill, concluding that goodwill was not impaired. For 2011 and 2010, changes in the carrying amount of GATX’s goodwill, all of which pertains to Rail, were the result of changes in foreign currency exchange rates.

NOTE 17.    Allowance for Losses

The following summarizes changes in the allowance for losses at December 31 (in millions):

	2011	2010
Beginning balance	$11.6	$13.4
Provision (reversal) for losses	0.2	(1.1)
Charges to allowance	(0.5)	(1.1)
Recoveries and other, including foreign exchange adjustments	0.5	0.4

Ending balance	$11.8	$11.6

The allowance for losses is comprised of general allowances for trade receivables and specific allowances for finance leases. As of December 31, 2011, general allowances for trade receivables were $2.8 million or 3.7% of rent and other receivables compared to $2.2 million or 3.1% at December 31, 2010. Specific allowances for finance leases were $9.0 million at December 31, 2011, compared to $9.4 million at December 31, 2010.

NOTE 18.    Other Assets and Other Liabilities

The following table summarizes the components of Other Assets reported on the consolidated balance sheets as of December 31 (in millions):

	2011	2010
Inventory	$42.1	$39.3
Office furniture, fixtures and other equipment, net of accumulated depreciation	32.7	33.0
Derivatives	17.4	17.6
Deferred financing costs	16.1	14.5
Other investments	6.9	13.6
Prepaid items	12.5	8.7
Other	52.4	60.8

	$180.1	$187.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of Other Liabilities reported on the consolidated balance sheets as of December 31 (in millions):

	2011	2010
Accrued operating lease expense	$67.3	$74.9
Pension and other post-retirement liabilities	92.3	67.1
Deferred gains on sale-leasebacks	34.9	37.4
Unrecognized tax benefits	18.8	21.3
Environmental reserves	16.7	19.3
Deferred income	15.4	14.4
Derivatives	2.4	5.1
Other	33.8	47.5

	$281.6	$287.0

NOTE 19.    Shareholders’ Equity

On January 23, 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program. There were no stock repurchases in 2011 and 2010. In 2009, 2.8 million shares were acquired for $55.1 million. The repurchased shares were recorded as treasury stock under the cost method.

In accordance with GATX’s certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2011, 65.8 million shares were issued and 46.7 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2011:

Shares (in millions)
Conversion of outstanding preferred stock	0.1
GATX Corporation 2004 Equity Incentive Compensation Plan	3.2

3.3

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2011 and 2010, 16,644 and 16,694 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2011 and 2010, the aggregated liquidation preference of both series of preferred stocks was $1.0 million.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.    Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post- Retirement Benefit Plans	Total
Balance at December 31, 2008	$56.1	$(1.6)	$(47.4)	$(92.3)	$(85.2)
Change in component	18.3	(0.1)	(8.6)	(21.3)	(11.7)
Reclassification adjustments into earnings	—	—	8.0	1.2	9.2
Income tax effect	—	—	(4.2)	7.4	3.2

Balance at December 31, 2009	74.4	(1.7)	(52.2)	(105.0)	(84.5)
Change in component	(28.4)	1.4	(12.2)	3.7	(35.5)
Reclassification adjustments into earnings	—	—	9.2	4.5	13.7
Income tax effect	—	(0.1)	(0.5)	(3.1)	(3.7)

Balance at December 31, 2010	46.0	(0.4)	(55.7)	(99.9)	(110.0)
Change in component	(41.2)	(1.2)	(6.6)	(36.0)	(85.0)
Reclassification adjustments into earnings	1.6	0.9	4.0	5.8	12.3
Income tax effect	—	0.1	2.1	11.4	13.6

Balance at December 31, 2011	$6.4	$(0.6)	$(56.2)	$(118.7)	$(169.1)

NOTE 21.    Foreign Operations

Revenues are determined to be foreign or domestic based upon location of the customer. Assets are determined based on ownership of the assets. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, 9% and 8% of the Company’s identifiable assets were in Germany and Canada, respectively. At December 31, 2010, 10% of the Company’s identifiable assets were in each of Canada and Germany. At December 31, 2009, 12% of the Company’s identifiable assets were in Canada.

The table below presents certain GATX data for the years ending or as of December 31 (in millions):

	2011	2010	2009
Revenues
Foreign	$280.2	$269.6	$227.0
United States	987.7	897.2	897.9

	$1,267.9	$1,166.8	$1,124.9

Identifiable Assets
Foreign	$1,766.6	$1,806.8	$1,781.6
United States	4,090.9	3,635.6	3,424.8

	$5,857.5	$5,442.4	$5,206.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC in December 2005, alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note and was purportedly liable to PKP, as a third party beneficiary of the Agreement. DEC filed an answer to the complaint denying the material allegations and raising numerous defenses, including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and redeemed by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action was barred by the governing limitations period. The first day of trial was held on March 5, 2008, and the second and final day of trial was held on December 7, 2009. On February 16, 2010, the court issued a written opinion in favor of DEC and rejecting all of PKP’s claims. PKP appealed and, on March 24, 2011, the Court of Appeals rejected the appeal and affirmed the trial court’s ruling. PKP subsequently appealed to the Supreme Court, and on November 4, 2011, the Supreme Court issued a final ruling in favor of DEC, thereby resolving the litigation.

Under the 2001 Agreement pursuant to which GATX purchased the shares of DEC from the seller, Nafta Polska, a Polish corporation organized by the Ministry of State Treasury, $10 million of the purchase price was placed in escrow pending final resolution of this litigation. The Company had recorded an accrual of $15.5 million for this litigation, which included the escrowed funds. Subsequent to the Supreme Court’s favorable ruling, the escrowed funds, less GATX’s defense costs, were released to Nafta Polska, and the remaining $3.2 million balance of the Company’s accrual was reversed.

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). The cause of the accident remains under investigation by various Italian authorities, including the Public Prosecutors

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Lucca (“Public Prosecutors”), who have formally notified GATX Rail Austria and two subsidiaries, as well as several employees, that they are under criminal investigation. In conjunction with these notifications, the Public Prosecutors have disclosed to GATX Rail Austria various investigative reports by the Police, the Italian Railway and consultants for certain parties allegedly damaged by the accident. These reports assert that the derailment was a result of a crack in an axle on one of the tank cars, which broke and caused the derailment. GATX Rail Austria and its subsidiaries continue to cooperate with the authorities. GATX Rail Austria has received direct notices of claims from approximately 380 persons and companies who allegedly suffered damages as a result of the accident. The Company and its subsidiaries maintain insurance for losses related to property damage and personal injury, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle claims. The Company cannot predict either the outcome of the ongoing investigations by the Italian authorities or what other legal proceedings, if any, may be initiated against GATX Rail Austria, its subsidiaries or personnel, and therefore the Company cannot reasonably estimate the loss or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. Accordingly, the Company has not established any accruals with respect to this matter.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 31, 2012, there were 190 asbestos-related cases pending against the Company and its subsidiaries. Of the total number of pending cases, 161 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2011, 15 new cases were filed, and 685 cases were dismissed without payment or otherwise settled for an immaterial amount. In addition, demand has been made against the Company for asbestos-related claims under limited indemnities given in connection with the sale of certain former subsidiaries of the Company. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

Litigation Accruals

The Company has recorded accruals totaling $1.8 million at December 31, 2011 for losses related to those litigation matters that the Company believes to be probable and for which the amount of loss can be reasonably estimated. Although the ultimate amount of liability that may result from these matters cannot be predicted with absolute certainty, management expects that none of these matters for which the Company has recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in liability for the Company that materially exceeds the reserved amount.

However, as discussed above, other litigation matters are pending against the Company for which the amount or range of loss cannot be reasonably estimated based on currently available information and, therefore, the Company has not recorded any accruals for its potential liability in these matters. The amounts claimed in some of these proceedings are substantial and, while the final outcome cannot be predicted with certainty at this time, considering among other things, meritorious legal defenses and applicable insurance coverages, management expects that none of these matters, when ultimately resolved, will have a material adverse effect on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or year if such resolution results in significant liability for the Company.

Environmental

The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GATX’s real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally contributes to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at three Superfund sites for which investigation and remediation payments have yet to be determined.

At the time a potential environmental issue is identified, initial accruals for environmental liability are established when such liability is probable and a reasonable estimate of the associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that the Company’s internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GATX has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, accruals are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GATX conducts a quarterly environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. GATX does not believe that a liability exists for known environmental risks beyond what has been provided for in its environmental accrual.

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 17 sites, including the Superfund sites, at which it is contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2011, GATX has recorded accruals of $16.7 million for remediation and restoration costs that the Company believes to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

Recorded accruals include GATX’s best estimate of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GATX’s cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advances in environmental technology, the extent of other parties’ participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges for environmental liabilities could have a significant effect on results of operations in a particular quarter or year if new sites arise or as individual site studies and remediation and restoration efforts proceed and the costs materially exceed the accrued amount. However, management believes it is unlikely that the ultimate costs to GATX for any of its identified matters, either individually or in the aggregate, will have a material adverse effect on its financial position or liquidity.

NOTE 23.    Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position and capital expenditures of each of GATX’s business segments.

GATX leases, operates, manages and remarkets long-lived, widely used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management. In 2011, GATX changed the name of its former Specialty segment to Portfolio Management.

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

Portfolio Management provides leasing, asset remarketing and asset management services to the marine and industrial equipment markets. Portfolio Management offers operating leases, direct finance leases and loans, and extends its market reach through joint venture investments.

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

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail, ASC and Portfolio Management are set at 4:1, 1.5:1 and 3:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present certain segment data for the years ended December 31, 2011, 2010 and 2009 (in millions):

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
2011 Profitability
Revenues
Lease income	$851.3	$4.2	$62.3	$—	$917.8
Marine operating revenue	––	212.2	––	—	212.2
Asset remarketing income	28.1	––	16.5	—	44.6
Other income	86.6	1.1	4.5	1.1	93.3

Total revenues	966.0	217.5	83.3	1.1	1,267.9
Share of affiliates’ earnings	4.4	—	36.2	—	40.6

Total gross income	970.4	217.5	119.5	1.1	1,308.5
Depreciation	196.1	11.3	19.1	—	226.5
Interest expense, net	127.1	7.7	29.6	4.5	168.9
Operating lease expense	130.9	—	1.4	(0.3)	132.0

Total ownership costs	454.1	19.0	50.1	4.2	527.4
Other costs and expenses	282.9	171.2	21.8	1.7	477.6

Segment profit (loss)	$233.4	$27.3	$47.6	$(4.8)	303.5
SG&A					155.3

Income before income taxes					148.2
Income taxes					37.4

Net income					$110.8

Selected Balance Sheet Data
Investments in affiliated companies	$142.2	$—	$371.6	$—	$513.8
Identifiable assets	$4,443.4	$276.1	$844.0	$294.0	$5,857.5
Capital Expenditures
Portfolio investments and capital additions	$421.3	$17.4	$172.0	$3.9	$614.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
2010 Profitability
Revenues
Lease income	$813.3	$4.1	$56.1	$—	$873.5
Marine operating revenue	––	185.3	––	—	185.3
Asset remarketing income	17.4	––	14.0	—	31.4
Other income	72.3	0.2	1.0	3.1	76.6

Total revenues	903.0	189.6	71.1	3.1	1,166.8
Share of affiliates’ earnings	1.2	—	36.9	—	38.1

Total gross income	904.2	189.6	108.0	3.1	1,204.9
Depreciation	188.8	10.7	17.5	—	217.0
Interest expense, net	127.1	8.3	28.2	3.5	167.1
Operating lease expense	139.1	—	1.4	(0.3)	140.2

Total ownership costs	455.0	19.0	47.1	3.2	524.3
Other costs and expenses	298.6	142.0	12.2	(4.4)	448.4

Segment profit	$150.6	$28.6	$48.7	$4.3	232.2
SG&A					134.8

Income before income taxes					97.4
Income taxes					16.6

Net income					$80.8

Selected Balance Sheet Data
Investments in affiliated companies	$141.0	$––	$345.1	$—	$486.1
Identifiable assets	$4,292.4	$271.3	$741.0	$137.7	$5,442.4
Capital Expenditures
Portfolio investments and capital additions	$474.6	$9.0	$97.4	$4.1	$585.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
2009 Profitability
Revenues
Lease income	$844.5	$4.1	$56.5	$—	$905.1
Marine operating revenue	––	128.4	––	—	128.4
Asset remarketing income	14.0	––	15.8	—	29.8
Other income	57.9	0.2	2.4	1.1	61.6

Total revenues	916.4	132.7	74.7	1.1	1,124.9
Share of affiliates’ earnings	(10.1)	––	39.1	—	29.0

Total gross income	906.3	132.7	113.8	1.1	1,153.9
Depreciation	189.1	10.0	18.6	—	217.7
Interest expense, net	128.7	9.0	26.8	3.0	167.5
Operating lease expense	135.5	––	1.4	(0.3)	136.6

Total ownership costs	453.3	19.0	46.8	2.7	521.8
Other costs and expenses	283.9	97.6	15.4	(0.5)	396.4

Segment profit (loss)	$169.1	$16.1	$51.6	$(1.1)	235.7
SG&A					127.8

Income before income taxes					107.9
Income taxes					26.5

Net income					$81.4

Selected Balance Sheet Data
Investments in affiliated companies	$120.9	$––	$331.3	$—	$452.2
Identifiable assets	$4,157.7	$269.2	$672.9	$106.6	$5,206.4
Capital Expenditures
Portfolio investments and capital additions	$345.3	$7.2	$119.5	$8.4	$480.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.    Selected Quarterly Financial Data (unaudited)

	First Quarter(b)	Second Quarter	Third Quarter	Fourth Quarter	Total
	In millions, except per share data
2011
Gross income	$282.1	$329.6	$339.7	$357.1	$1,308.5
Net income	$19.9	$26.4	$32.9	$31.6	$110.8
Per Share Data(a)
Basic	$0.43	$0.57	$0.71	$0.68	$2.39
Diluted	$0.42	$0.56	$0.70	$0.67	$2.35
2010
Gross income	$281.9	$294.8	$314.4	$313.8	$1,204.9
Net income	$18.7	$21.5	$21.1	$19.5	$80.8
Per Share Data(a)
Basic	$0.41	$0.47	$0.45	$0.42	$1.75
Diluted	$0.40	$0.46	$0.45	$0.42	$1.72

(a)	Quarterly earnings per share results may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(b)	Gross income and net income in the first quarter of each year is typically lower than the subsequent quarters due to seasonal inactivity at ASC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements and schedule of GATX Corporation and subsidiaries and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois

February 24, 2012

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Election to the Board of Directors”, “Additional Information Concerning Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the GATX Proxy Statement to be filed on or about March 16, 2012, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 4 in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables” and “Compensation Committee Report” in the GATX Proxy Statement to be filed on or about March 16, 2012, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in the GATX Proxy Statement to be filed on or about March 16, 2012, which sections are incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	2,486,968	(1)	$31.08	(2)	790,921
Equity Compensation Plans Not Approved by Shareholders	—				—

Total	2,486,968				790,921

(1)	Consists of 1,878,445 stock options and stock appreciation rights outstanding, 188,434 performance shares, 261,787 restricted shares and 158,302 Directors’ phantom stock units.

(2)	The weighted-average exercise price does not include outstanding performance shares, restricted stock or phantom stock units.

See Note 11 to the consolidated financial statements for further details regarding the Company’s share-based compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in the GATX Proxy Statement to be filed on or about March 16, 2012, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in the GATX Proxy Statement to be filed on or about March 16, 2012, which sections are incorporated herein by reference.

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

GATX CORPORATION (Registrant)
/s/ BRIAN A. KENNEY
Brian A. Kenney Chairman, President and Chief Executive Officer February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Brian A. Kenney Brian A. Kenney February 24, 2012		Chairman, President and Chief Executive Officer (Principal Executive Officer)

/S/ ROBERT C. LYONS Robert C. Lyons February 24, 2012		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WILLIAM M. MUCKIAN William M. Muckian February 24, 2012		Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Anne L. Arvia		Director
Deborah M. Fretz		Director
Ernst A. Häberli		Director
Mark G. McGrath		Director
James B. Ream		Director
Robert J. Ritchie		Director
David S. Sutherland		Director
Casey J. Sylla		Director
By	/s/ DEBORAH A. GOLDEN Deborah A. Golden February 24, 2012	Senior Vice President, General Counsel and Secretary (Attorney in Fact)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION

(Parent Company)

BALANCE SHEETS

	Year Ended December 31
	2011	2010
	In millions
Assets
Cash and cash equivalents	$208.4	$48.9
Operating assets and facilities, net	2,355.9	2,154.0
Investment in subsidiaries	2,010.9	1,668.1
Other assets	478.1	438.9

Total Assets	$5,053.3	$4,309.9

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$56.1	$48.4
Debt	2,986.6	2,571.8
Other liabilities	883.3	576.0

Total Liabilities	3,926.0	3,196.2
Total Shareholders’ Equity	1,127.3	1,113.7

Total Liabilities and Shareholders’ Equity	$5,053.3	$4,309.9

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION

(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2011	2010	2009
	In millions
Gross Income
Lease income	$477.7	$458.9	$490.7
Other income	106.5	83.9	82.5

Total Gross Income	584.2	542.8	573.2
Ownership Costs
Depreciation	117.0	110.2	118.7
Interest expense, net	72.8	74.0	82.4
Operating lease expense	95.2	101.3	97.6

Total Ownership Costs	285.0	285.5	298.7
Other Costs and Expenses
Maintenance expense	163.0	167.8	176.4
Selling, general and administrative	113.3	97.2	88.6
Other	21.8	25.2	24.7

Total Other Costs and Expenses	298.1	290.2	289.7

Income (Loss) before Income Taxes and Equity in Net Income of Subsidiaries	1.1	(32.9)	(15.2)
Income Taxes	(0.6)	(17.8)	5.2

Income (Loss) before Equity in Net Income of Subsidiaries	1.7	(15.1)	(20.4)
Equity in Net Income of Subsidiaries	109.1	95.9	101.8

Net Income	$110.8	$80.8	$81.4

Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	(39.6)	(28.4)	18.3
Unrealized (loss) gain on securities	(0.2)	1.3	(0.1)
Unrealized loss on derivative instruments	(0.5)	(3.5)	(4.8)
Post-retirement benefit plans	(18.8)	5.1	(12.7)

Other comprehensive (loss) income	(59.1)	(25.5)	0.7

Comprehensive Income	$51.7	$55.3	$82.1

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION

(Parent Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	In millions
Operating Activities
Net cash provided by operating activities	$95.0	$92.8	$232.6
Investing Activities
Capital additions	(343.1)	(417.1)	(340.1)
Proceeds from sale-leaseback	—	79.0	45.7
Portfolio proceeds and other	143.0	65.4	66.5
Purchases of leased-in assets	(61.1)	(5.3)	(10.7)
Capital contributions to subsidiaries, net	(25.7)	—	(30.8)

Net cash used in investing activities	(286.9)	(278.0)	(269.4)

Financing Activities
Repayments of debt (original maturities longer than 90 days)	(195.9)	(286.3)	(435.4)
Net (decrease) increase in debt with original maturities of 90 days or less	(89.1)	58.6	(78.1)
Proceeds from issuances of debt (original maturities longer than 90 days)	701.0	493.5	636.1
Stock repurchases	—	—	(55.1)
Employee exercises of stock options	6.6	2.5	—
Dividends	(56.0)	(53.5)	(53.6)
Other	(15.2)	(8.8)	(13.0)

Net cash provided by financing activities	351.4	206.0	0.9

Net increase (decrease) in cash and cash equivalents during the period	159.5	20.8	(35.9)
Cash and Cash Equivalents at beginning of period	48.9	28.1	64.0

Cash and Cash Equivalents at end of period	$208.4	$48.9	$28.1

Total Distributions from Subsidiaries	$—	$57.3	$—

The accompanying note is an integral part of these financial statements.

Note to Condensed Financial Statements

Basis of Presentation

The condensed financial statements represent the Balance Sheets, Statements of Comprehensive Income and Cash Flows of GATX Corporation (“GATX” or the “Company”), the parent company. In these parent company financial statements, GATX’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of its subsidiaries since the date of acquisition. The Company’s share of net income of its unconsolidated subsidiaries is included in income using the equity method. GATX’s parent company financial statements should be read in conjunction with its consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page

Filed with this Report:

12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

Incorporated by Reference:

3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.3 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.

3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated July 26, 2011, file number 1-2328.

4.1	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.

4.2	Indenture dated as of February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.12 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.

4.3	Indenture dated as of November 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to GATX’s Form 8-K dated November 3, 2008, file number 1-2328.

10.1	Four Year Credit Agreement with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank National Association, U.S. Bank National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to GATX’s Form 8-K dated May 11, 2011, file number 1-8319.

10.2

Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, date March 14, 2011 is incorporated by reference to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on April 27, 2011).

i.     First Amendment to Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated April 25, 2011 is incorporated by reference to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328.

Exhibit Number	Exhibit Description	Page

10.3	GATX Corporation 1995 Long-Term Incentive Compensation Plan (as amended and restated) is incorporated herein by reference to the Appendix to the Definitive Proxy Statement filed on March 17, 1999 in connection with GATX’s 1999 Annual Meeting of Shareholders, file number 1-2328.*

i.     Fourth Amendment of said Plan effective June 9, 2000, and Fifth Amendment of said Plan effective January 26, 2001, are incorporated herein by reference to Exhibit 10B to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, file number 1-2328.*

ii.    Sixth Amendment of said Plan effective as of July 27, 2001 is incorporated herein by reference to Exhibit 10B to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, file number 1-2328.*

iii.  Amendment of said Plan effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

iv.   Seventh Amendment of GATX Corporation 1995 Long-Term Incentive Compensation Plan effective October 22, 2010.*

10.4	Summary of the GATX Corporation Directors’ Deferred Stock Plan approved on July 26, 1996, effective as of April 26, 1996, is incorporated herein by reference to Exhibit 10 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, file number 1-2328.

10.5	GATX Corporation Directors’ Phantom Stock Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.31 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.

10.6	Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.32 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.7	Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 11, 2011, in connection with GATX’s 2011 Annual Meeting of Shareholders, file number 1-2328.*

10.8	GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.     Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

ii. Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*

10.9	Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.10	Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

Exhibit Number	Exhibit Description	Page

10.11	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.12	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.13	Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.14	Form of GATX Corporation Performance Share Agreement for grants to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.15	Form of GATX Corporation Restricted Common Stock Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.4 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.16	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.     Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.17	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.18	Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, William J. Hasek, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.19	Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.20	Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

10.21	Form of GATX Corporation Performance Share Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.24 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

Exhibit Number	Exhibit Description	Page

99.1	Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*

99.2	Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

*	Compensatory Plans or Arrangements