Form 10-K/A
period 2011-12-31
GATX CORP
filed 2012-03-07
CIK 40211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to GATX Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012, is being filed for the sole purpose of amending the Exhibit Index contained in Item 15 of Part IV to include reference to the eXtensible Business Reporting Language (“XBRL”) interactive data files, which were filed along with the Form 10-K. In addition, as required by the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

This Amendment No. 1 should be read in conjunction with the Form 10-K. Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Form 10-K. Unless otherwise noted, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K (i.e. those events occurring after February 24, 2012) or modify or update those disclosures that may be affected by subsequent events.

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

GATX CORPORATION
(Registrant)

/s/ BRIAN A. KENNEY
Brian A. Kenney Chairman, President and Chief Executive Officer March 7, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:

12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101**	The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

Incorporated by Reference:

3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.3 to GATX’s Form 8-K dated December 12, 2008, file number 1-2328.

3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated July 26, 2011, file number 1-2328.

4.1	Indenture dated as of November 1, 2003 between GATX Financial Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.

4.2	Indenture dated as of February 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.12 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.

4.3	Indenture dated as of November 6, 2008, between GATX Corporation and U.S. Bank National Association, as Trustee, is incorporated herein by reference to Exhibit 4.2 to GATX’s Form 8-K dated November 3, 2008, file number 1-2328.

10.1	Four Year Credit Agreement with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank National Association, U.S. Bank National Association and BayerischeLandesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to GATX’s Form 8-K dated May 11, 2011, file number 1-8319.

10.2	Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, date March 14, 2011 is incorporated by reference to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on April 27, 2011).

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

10.9	Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.10	Non-Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

10.11	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.12	GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.13	Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.14	Form of GATX Corporation Performance Share Agreement for grants to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.15	Form of GATX Corporation Restricted Common Stock Agreement for grants to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.4 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.16	GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

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