Form 10-Q
period 2012-03-31
GATX CORP
filed 2012-05-01
CIK 40211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of March 31, 2012, 46.8 million common shares were outstanding.

GATX CORPORATION

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in millions, except share data)

	March 31 2012	December 31 2011
Assets
Cash and Cash Equivalents	$141.0	$248.4
Restricted Cash	31.9	35.2
Receivables
Rent and other receivables	60.5	76.7
Loans	30.3	30.4
Finance leases	274.4	334.9
Less: allowance for losses	(3.0)	(11.8)

	362.2	430.2
Operating Assets and Facilities
Rail (includes $123.2 and $123.5 relating to a consolidated VIE at March 31, 2012 and
December 31, 2011, respectively)	5,843.1	5,692.6
ASC	380.7	374.7
Portfolio Management	344.3	348.7
Less: allowance for depreciation (includes $20.5 and $19.2 relating to a consolidated VIE at
March 31, 2012 and December 31, 2011, respectively)	(2,107.5)	(2,056.7)

	4,460.6	4,359.3
Investments in Affiliated Companies	509.1	513.8
Goodwill	92.5	90.5
Other Assets	195.6	180.1

Total Assets	$5,792.9	$5,857.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$132.7	$135.6
Debt
Commercial paper and borrowings under bank credit facilities	176.0	28.6
Recourse	3,141.4	3,354.8
Nonrecourse (includes $42.4 and $45.2 relating to a consolidated VIE at March 31, 2012 and
December 31, 2011, respectively)	146.3	149.4
Capital lease obligations	13.2	14.3

	3,476.9	3,547.1
Deferred Income Taxes	778.6	765.9
Other Liabilities	229.2	281.6

Total Liabilities	4,617.4	4,730.2
Shareholders’ Equity

Preferred stock ($1.00 par value, 5,000,000 shares authorized, 16,644 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of March 31, 2012 and December 31, 2011, aggregate liquidation preference of $1.0)

	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,953,349 and 65,775,568 shares issued and 46,830,829 and 46,653,048 shares outstanding as of March 31, 2012 and December 31, 2011, respectively)	41.1	41.1
Additional paid in capital	647.6	644.4
Retained earnings	1,186.8	1,171.2
Accumulated other comprehensive loss	(139.7)	(169.1)
Treasury stock at cost (19,122,520 shares at March 31, 2012 and December 31, 2011)	(560.3)	(560.3)

Total Shareholders’ Equity	1,175.5	1,127.3

Total Liabilities and Shareholders’ Equity	$5,792.9	$5,857.5

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions, except per share data)

	Three Months Ended March 31
	2012	2011
Gross Income
Lease income	$232.3	$224.8
Marine operating revenue	10.7	11.1
Asset remarketing income	21.6	8.9
Other income	19.9	20.2

Revenues	284.5	265.0
Share of affiliates’ earnings	5.5	17.1

Total Gross Income	290.0	282.1
Ownership Costs
Depreciation	55.7	52.3
Interest expense, net	42.6	42.9
Operating lease expense	31.4	34.6

Total Ownership Costs	129.7	129.8
Other Costs and Expenses
Maintenance expense	60.7	69.3
Marine operating expense	7.7	8.9
Selling, general and administrative	38.1	36.4
Other expense	10.3	11.9

Total Other Costs and Expenses	116.8	126.5

Income before Income Taxes	43.5	25.8
Income Taxes	13.2	5.9

Net Income	$30.3	$19.9

Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	25.3	20.5
Unrealized gain on securities	0.5	—
Unrealized gain on derivative instruments	2.2	8.8
Post-retirement benefit plans	1.4	1.1

Other comprehensive income	29.4	30.4

Comprehensive Income	$59.7	$50.3

Per Share Data
Basic	$0.65	$0.43
Average number of common shares (in millions)	46.7	46.3
Diluted	$0.64	$0.42
Average number of common shares and common share equivalents (in millions)	47.5	47.0
Dividends declared per common share	$0.30	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31
	2012	2011
Operating Activities
Net income	$30.3	$19.9
Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(24.6)	(14.4)
Depreciation	58.7	55.1
Reversal of provision for losses	(2.3)	—
Asset impairment charges	—	0.6
Deferred income taxes	10.7	4.3
Share of affiliates’ earnings, net of dividends	2.0	(17.1)
Change in income taxes payable	1.8	4.7
Change in accrued operating lease expense	(51.5)	(48.5)
Employee benefit plans	(0.3)	(1.3)
Other	3.4	33.9

Net cash provided by operating activities	28.2	37.2
Investing Activities
Additions to operating assets and facilities	(151.2)	(69.8)
Loans extended	(1.0)	(9.1)
Investments in affiliates	(1.5)	(17.2)
Other	—	(0.1)

Portfolio investments and capital additions	(153.7)	(96.2)
Purchases of leased-in assets	—	(37.7)
Portfolio proceeds	97.7	43.5
Proceeds from sales of other assets	9.2	11.3
Net decrease in restricted cash	3.3	1.9
Other	—	(0.1)

Net cash used in investing activities	(43.5)	(77.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	34.8	—
Repayments of debt (original maturities longer than 90 days)	(258.6)	(26.8)
Net increase in debt with original maturities of 90 days or less	146.1	58.4
Payments on capital lease obligations	(1.1)	(1.4)
Employee exercises of stock options	2.6	0.5
Dividends	(14.7)	(14.5)
Derivative Settlements	(0.2)	(0.4)

Net cash (used in) provided by financing activities	(91.1)	15.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.0)	(0.3)

Net decrease in Cash and Cash Equivalents during the period	(107.4)	(24.6)
Cash and Cash Equivalents at beginning of period	248.4	78.5

Cash and Cash Equivalents at end of period	$141.0	$53.9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 1. Description of Business

GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely-used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management.

NOTE 2. Basis of Presentation

The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets as well as other business activities.

Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended March 31
	2012	2011
Revenues	$171.2	$173.5
Pre-tax income reported by affiliates	10.6	49.1

NOTE 4. Variable Interest Entities

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of assets and liabilities of the VIE were (in millions):

	March 31 2012	December 31 2011
Operating assets, net of accumulated depreciation (a)	$102.7	$104.3
Nonrecourse debt	42.4	45.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were (in millions):

	March 31, 2012		December 31, 2011
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$69.0	$69.0	$72.2	$72.2
Leveraged leases	37.0	37.0	78.5	78.5
Other investment	0.9	0.9	0.9	0.9

Total	$106.9	$106.9	$151.6	$151.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5. Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$14.1	$—	$14.1	$—
Foreign exchange rate derivatives (b)	0.2	—	0.2	—
Available for sale securities & warrants	6.7	3.8	2.9	—
Liabilities
Interest rate derivatives (a)	1.8	—	1.8	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	0.5	—	0.5	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$15.3	$—	$15.3	$—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
Available for sale securities & warrants	2.9	2.9	—	—
Liabilities
Interest rate derivatives (a)	2.1	—	2.1	—
Interest rate derivatives (b)	0.3	—	0.3	—

(a)	Designated as hedges
(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices on an active exchange. Warrants are valued based on the fair market value of the underlying securities. Derivatives are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of March 31, 2012 and December 31, 2011, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of March 31, 2012, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of March 31, 2012 and December 31, 2011, GATX had 11 instruments outstanding with an aggregate notional amount of $72.9 million and $73.4 million, respectively. As of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2012, these derivatives had maturities ranging from 2012-2014. Within the next 12 months, GATX expects to reclassify $6.9 million ($4.4 million after-tax) of net losses on previously terminated derivatives from accumulated unrealized loss on derivative instruments to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2012, was $2.6 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

The comprehensive income impacts of GATX’s derivative instruments were (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Gain (Loss) Recognized	2012	2011
Fair value hedges (a)	Interest expense	$(1.1)	$(2.1)
Cash flow hedges	Other comprehensive (loss) income (effective portion)	0.3	1.0
Cash flow hedges	Interest expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(1.9)	(1.9)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(0.4)	(0.4)
Non-designated	Other expense	0.3	0.1

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

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

The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment Funds	$2.7	$6.0	$2.7	$7.4
Loans	30.3	30.7	30.4	30.7
Liabilities
Recourse fixed rate debt	$2,429.9	$2,550.0	$2,627.2	$2,754.9
Recourse floating rate debt	711.5	700.1	727.6	714.8
Nonrecourse debt	146.3	156.4	149.4	159.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows GATX’s commercial commitments as of (in millions):

	March 31 2012	December 31 2011
Affiliate guarantees	$42.0	$42.0
Asset residual value guarantees	35.0	33.9
Lease payment guarantees	45.4	47.0
Performance bonds	1.3	1.3
Standby letters of credit	9.6	9.8

Total commercial commitments (a)	$133.3	$134.0

(a)	At March 31, 2012 and December 31, 2011, the carrying values of liabilities on the balance sheet for commercial commitments were $6.2 million and $6.4 million, respectively. The expirations of these commitments range from 2013 to 2019. GATX is not aware of any event that would require it to satisfy any of these commitments.

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

GATX and its subsidiaries are also parties to standing letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At March 31, 2012, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

NOTE 7. Share-Based Compensation

In the first quarter of 2012, GATX granted 348,600 stock appreciation rights (“SARs”), 62,750 restricted stock units, 76,780 performance shares and 5,186 phantom stock units. For the three months ended March 31, 2012 and 2011, total share-based compensation expense was $3.1 million and $2.5 million, respectively, and related tax benefits were $1.1 million and $1.0 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The weighted average estimated fair value of GATX’s 2012 SAR awards and underlying assumptions thereof are noted in the table below. The vesting period for the 2012 SAR grant is 3 years, with 1/3 vesting after each year.

2012
Weighted average estimated fair value	$18.48
Quarterly dividend rate	$0.29
Expected term of SAR, in years	4.7
Risk free interest rate	1.0%
Dividend yield	2.7%
Expected stock price volatility	43.3%
Present value of dividends	$5.37

NOTE 8. Income Taxes

GATX’s effective tax rate was 30% for the three months ended March 31, 2012, compared to 23% for the three months ended March 31, 2011. Excluding the effect of the AAE interest rate swaps from each period, the effective tax rates for the first quarter of 2012 and 2011 were 29% and 27%, respectively. The level of GATX’s effective tax rate in any year is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.

As of March 31, 2012, GATX’s gross liability for unrecognized tax benefits totaled $20.8 million, which, if fully recognized, would decrease income tax expense by $20.8 million ($18.8 million net of federal tax impact). Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized domestic tax benefits of $15.5 million and unrecognized foreign tax benefits of $0.4 million may be recognized.

NOTE 9. Pension and Other Post-Retirement Benefits

The components of pension and other post-retirement benefit costs for the three months ended March 31, 2012 and 2011, were as follows (in millions):

	2012 Pension Benefits	2011 Pension Benefits	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$1.5	$1.5	$0.1	$—
Interest cost	4.9	5.2	0.5	0.5
Expected return on plan assets	(7.4)	(8.3)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss (gains)	2.5	2.0	—	—

Net costs (a)	$1.2	$0.1	$0.6	$0.5

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2012, may differ from these estimates.

NOTE 10. Earnings Per Share

Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Shares issued or reacquired during the period, if applicable, were weighted for the portion of the period that they were outstanding. Diluted earnings per share give effect to potentially dilutive securities, including convertible preferred stock and equity compensation awards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2012	2011
Numerator:
Net income	$30.3	$19.9

Denominator:
Weighted average shares outstanding - basic	46.7	46.3
Effect of dilutive securities:
Equity compensation plans	0.7	0.6
Convertible preferred stock	0.1	0.1

Weighted average shares outstanding - diluted	47.5	47.0
Basic earnings per share	$0.65	$0.43

Diluted earnings per share	$0.64	$0.42

NOTE 11. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a discussion of these matters, please refer to Note 22 to the Company’s consolidated financial statements as set forth in GATX’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 12. Financial Data of Business Segments

GATX leases, operates, manages and remarkets long-lived, widely-used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management.

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

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, GATX’s share of affiliates’ earnings attributable to the segments as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs and other operating costs such as litigation, asset impairment charges, provisions for losses, environmental costs and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three months ended March 31, 2012 and 2011 (in millions):

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2012
Profitability
Revenues	$244.4	$11.8	$28.1	$0.2	$284.5
Share of affiliates’ earnings	(2.0)	—	7.5	—	5.5

Total gross income	242.4	11.8	35.6	0.2	290.0
Ownership costs	113.9	1.8	12.7	1.3	129.7
Other costs and expenses	69.9	7.9	0.9	—	78.7

Segment profit (loss)	$58.6	$2.1	$22.0	$(1.1)	81.6
SG&A					38.1

Income before income taxes					$43.5
Capital Expenditures
Portfolio investments and capital additions	$143.7	$5.9	$3.1	$1.0	$153.7
Selected Balance Sheet Data at March 31, 2012
Investments in affiliated companies	$137.7	$—	$371.4	$—	$509.1
Identifiable assets	$4,514.2	$274.4	$830.6	$173.7	$5,792.9
Three Months Ended March 31, 2011
Profitability
Revenues	$236.8	$12.1	$15.9	$0.2	$265.0
Share of affiliates’ earnings	7.1	—	10.0	—	17.1

Total gross income	243.9	12.1	25.9	0.2	282.1
Ownership costs	115.0	2.0	11.8	1.0	129.8
Other costs and expenses	77.3	9.3	3.4	0.1	90.1

Segment profit (loss)	$51.6	$0.8	$10.7	$(0.9)	62.2
SG&A					36.4

Income before income taxes					$25.8
Capital Expenditures
Portfolio investments and capital additions	$53.9	$5.2	$36.4	$0.7	$96.2
Selected Balance Sheet Data at December 31, 2011
Investments in affiliated companies	$142.2	$—	$371.6	$—	$513.8
Identifiable assets	$4,443.4	$276.1	$844.0	$294.0	$5,857.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Some of these statements may be identified by words like “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project” or other similar words. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those described in GATX’s Annual Report on Form 10-K for the year ended December 31, 2011, and other filings with the SEC, and that actual results or developments may differ materially from those in the forward-looking statements.

Specific factors that might cause actual results to differ from expectations include, but are not limited to, (1) general economic, market, regulatory and political conditions affecting the rail, marine and other industries served by GATX and its customers; (2) competitive factors in GATX’s primary markets, including lease pricing and asset availability; (3) lease rates, utilization levels and operating costs in GATX’s primary operating segments; (4) conditions in the capital markets or changes in GATX’s credit ratings and financing costs; (5) risks related to compliance with, or changes to, laws, rules and regulations applicable to GATX and its rail, marine and other assets; (6) costs associated with maintenance initiatives; (7) operational and financial risks associated with long-term railcar purchase commitments; (8) changes in loss provision levels within GATX’s portfolio; (9) conditions affecting certain assets, customers or regions where GATX has a large investment; (10) impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; (11) opportunities for remarketing income; (12) labor relations with unions representing GATX employees; and (13) the outcome of pending or threatened litigation.

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

Business Overview

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.

GATX Corporation leases, operates, manages and remarkets long-lived, widely-used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. For further information, refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011.

DISCUSSION OF OPERATING RESULTS

Net income was $30.3 million, or $0.64 per diluted share, for the first quarter of 2012 compared to net income of $19.9 million, or $0.42 per diluted share, for the first quarter of 2011. Results for the first quarter of 2012 include $2.2 million, or $0.05 per diluted share, of after-tax unrealized losses related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”). First quarter 2011 results include $6.4 million, or $0.14 per diluted share, of after-tax unrealized gains related to the interest rate swaps at AAE. The unrealized losses for each year noted herein are referred to throughout this Item 2 as “Tax Benefits and Other Items.”

Total investment volume was $153.7 million for the first three months of 2012 compared to $96.2 million for the first three months of 2011.

The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended March 31
	2012	2011
Gross Income
Rail	$242.4	$243.9
ASC	11.8	12.1
Portfolio Management	35.6	25.9

Total segment gross income	289.8	281.9
Other	0.2	0.2

Consolidated Gross Income	$290.0	$282.1

Segment Profit
Rail	$58.6	$51.6
ASC	2.1	0.8
Portfolio Management	22.0	10.7

Total Segment Profit	82.7	63.1
Less:
Selling, general and administrative expenses	38.1	36.4
Unallocated interest expense, net	1.4	1.1
Other income and expense, including eliminations	(0.3)	(0.2)
Income taxes	13.2	5.9

Consolidated Net Income	$30.3	$19.9

Basic earnings per share	$0.65	$0.43
Diluted earnings per share	$0.64	$0.42

Return on Equity

The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended March 31:

	2012	2011
ROE	10.4%	7.3%
ROE, excluding Tax Benefits and Other Items	9.8%	6.1%

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

Rail

Market fundamentals continued to improve in the first quarter of 2012 as lease rate pricing and demand for most railcar types continued to strengthen. Rail’s utilization in North America increased to 98.5% compared to 98.2% at the end of 2011 and 97.8% at March 31, 2011. Lease rates on renewals and assignments during the quarter increased over the expiring rates. The average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) increased 19.2% from the weighted average expiring lease rate, compared to an increase of 13.2% for the fourth quarter of 2011 and a decrease of 0.5 % for the first quarter of 2011. Leases on approximately 20,000 railcars in North America are scheduled to expire in 2012, including approximately 4,600 that occurred in the current quarter. Rail achieved high renewal success and lease terms on renewals for cars in the LPI averaged 55 months in the current quarter, compared to 48 months for the fourth quarter of 2011 and 41 months in the first quarter of 2011. Rail continues to expect strong renewal success and a favorable lease environment throughout 2012. While utilization is high across most railcar types, industry-wide demand for coal cars has weakened. GATX has approximately 1,700 coal cars on leases scheduled to expire during the remainder of 2012, a portion of which may not be renewed upon lease termination. In Europe, Rail has experienced modest improvements in lease pricing and its wholly-owned tank car fleet has increased due to investments in new cars. Fleet utilization was 96.7% compared to 97.1% at the end of 2011 and 95.8% at March 31, 2011. AAE, which serves the freight railcar markets, is experiencing relatively stable operating results; however, fleet utilization remains at lower levels due to the ongoing weakness in the European economy. During the first three months of 2012, Rail’s investment volume was $143.7 million, compared to $53.9 million in the first quarter of 2011.

Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended March 31
	2012	2011
Gross Income
Lease income	$214.6	$209.4
Asset remarketing income	10.8	7.6
Other income	19.0	19.8

Revenues	244.4	236.8
Affiliate earnings	(2.0)	7.1

	242.4	243.9
Ownership Costs
Depreciation	50.3	47.9
Interest expense, net	32.2	32.7
Operating lease expense	31.4	34.4

	113.9	115.0
Other Costs and Expenses
Maintenance expense	60.3	68.9
Other costs	9.6	8.4

	69.9	77.3

Segment Profit	$58.6	$51.6

GATX Lease Price Index

The LPI is an internally generated business indicator that measures general lease rate pricing on renewals within GATX’s North American rail fleet. The index reflects the weighted average lease rate for a select group of railcar types that GATX believes to be representative of its overall North American fleet. The average renewal lease rate change reflects the percentage change between the weighted average renewal lease rate and the weighted average expiring lease rate for railcars in the LPI. The average renewal term reflects the weighted average renewal lease term in months for railcars in the LPI.

Lease Price Index

Rail’s Fleet Data

The following table summarizes certain fleet data for Rail’s North American railcars for the quarters indicated:

	March 31 2011	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Beginning balance	111,389	109,780	108,764	109,091	109,070
Cars added	175	657	1,069	972	1,223
Cars scrapped	(963)	(1,102)	(602)	(696)	(544)
Cars sold	(821)	(571)	(140)	(297)	(633)

Ending balance	109,780	108,764	109,091	109,070	109,116
Utilization rate at quarter end	97.8%	98.2%	98.2%	98.2%	98.5%
Average active railcars	108,061	106,935	106,984	107,121	107,328

North American Fleet

The following table summarizes certain fleet data for Rail’s European railcars for the quarters indicated:

	March 31 2011	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Beginning balance	20,432	20,524	20,675	20,828	20,927
Cars added	109	164	200	368	304
Cars scrapped or sold	(17)	(13)	(47)	(269)	(167)

Ending balance	20,524	20,675	20,828	20,927	21,064
Utilization rate at quarter end	95.8%	95.7%	96.0%	97.1%	96.7%
Average active railcars	19,596	19,728	19,881	20,112	20,356

European Fleet

The following table summarizes certain fleet data for Rail’s North American locomotives for the quarters indicated:

	March 31 2011	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Beginning balance	550	560	572	572	572
Locomotives added	10	13	5	—	4
Locomotives scrapped or sold	—	(1)	(5)	—	—

Ending balance	560	572	572	572	576
Utilization rate at quarter end	97.7%	97.7%	95.9%	98.1%	94.3%
Average active locomotives	541	553	560	561	552

Rail’s Lease Income

Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended March 31
	2012	2011
North America	$174.6	$170.8
Europe	40.0	38.6

	$214.6	$209.4

Comparison of the First Three Months of 2012 to the First Three Months of 2011

Segment Profit

Rail’s segment profit for the first three months of 2012 includes unrealized losses of $2.5 million representing the change in the fair value of certain interest rate swaps at AAE, while segment profit for the first three months of 2011 reflects unrealized gains of $7.2 million related to the interest rate swaps. Excluding the effect of these items from each period, Rail’s segment profit increased $16.7 million, primarily due to lower maintenance expense and higher lease and asset remarketing income.

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

Gross Income

Lease income in North America increased $3.8 million, primarily due to higher lease rates compared to the prior year, partially offset by an average of approximately 730 fewer railcars on lease. In Europe, a $1.4 million increase in lease income was driven primarily by an average of 760 more railcars on lease and higher lease rates, partially offset by the foreign exchange effects of a stronger U.S. dollar. Asset remarketing income increased $3.2 million, primarily due to higher current year asset sales. Affiliates’ earnings declined $9.1 million from the prior year. Excluding the impact of the aforementioned interest rate swaps at AAE from the current and prior years, affiliates’ earnings were comparable to the prior year.

Ownership Costs

Ownership costs were $1.1 million lower than the prior year, primarily due to lower interest rates and the foreign exchange effects of a stronger U.S. dollar, partially offset by higher depreciation expense related to new investments and purchases of leased-in assets.

Other Costs and Expenses

In North America, maintenance costs decreased by $7.1 million driven by high renewal success during the quarter, which resulted in fewer maintenance events. In Europe, maintenance costs were $1.5 million lower than the prior year, primarily due to the foreign exchange effects of a stronger U.S. dollar.

Other costs in 2012 were $1.2 million higher than the prior year, primarily due to an unfavorable change in the fair value of a foreign currency derivative, partially offset by lower switching and storage costs.

ASC

ASC anticipates continued improvement in the steel production market driven by higher auto sales, which is expected to result in modestly higher tonnage volumes compared to the prior year. As of the end of April, ASC had deployed 12 of the 14 vessels expected to operate in the current year.

ASC’s fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes and first quarter freight volume is largely attributable to prior year volume requirements completed in January. During the first three months of 2012, ASC’s freight volume of 1.3 million net tons was modestly higher than the prior year.

Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended March 31
	2012	2011
Gross Income
Marine operating revenues	$10.7	$11.1
Lease income	1.1	1.0

	11.8	12.1
Ownership Costs
Interest expense, net	1.8	2.0

	1.8	2.0
Other Costs and Expenses
Maintenance expense	0.4	0.4
Marine operating expense	7.7	8.9
Other costs	(0.2)	—

	7.9	9.3

Segment Profit	$2.1	$0.8

Comparison of the First Three Months of 2012 to the First Three Months of 2011

Segment Profit

ASC’s segment profit for the first three months of 2012 was $1.3 million higher than the prior year, primarily due to lower marine operating expenses resulting from fewer operating days and a bad debt recovery in the current year.

Gross Income

Gross income decreased $0.3 million, primarily due to a change in the mix of freight volume.

Ownership Costs

Ownership costs were comparable to the prior year.

Other Costs and Expenses

Maintenance costs were comparable to the prior year. Marine operating expenses decreased $1.2 million, primarily due to fewer operating days in the current year. Other costs in 2012 of negative $0.2 million represented a recovery from a prior customer bankruptcy.

Portfolio Management

Portfolio Management’s total asset base, including off balance sheet assets, was $831.4 million at March 31, 2012, compared to $846.6 million at December 31, 2011, and $763.6 million at March 31, 2011. Investment volume was $3.1 million in the first three months of 2012 compared to $36.4 million in the prior year period. Marine market conditions remain under pressure due to a combination of lower demand for marine transport services and vessel overcapacity in certain markets.

Components of Portfolio Management’s operating results are outlined below (in millions):

	Three Months Ended March 31
	2012	2011
Gross Income
Lease income	$16.6	$14.4
Asset remarketing income	10.8	1.3
Other income	0.7	0.2

Revenues	28.1	15.9
Affiliate earnings	7.5	10.0

	35.6	25.9
Ownership Costs
Depreciation	5.4	4.4
Interest expense, net	7.2	7.1
Operating lease expense	0.1	0.3

	12.7	11.8
Other Costs and Expenses
Operating costs	6.2	3.4
Other costs	(5.3)	—

	0.9	3.4

Segment Profit	$22.0	$10.7

The following table sets forth information of Portfolio Management’s owned and managed assets (in millions):

	March 31 2011	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Net book value of owned assets (a)	$763.6	$802.5	$864.8	$846.6	$831.4
Net book value of managed portfolio	$196.8	$185.4	$176.7	$166.7	$154.1

(a)	Includes off balance sheet assets.

Comparison of the First Three Months of 2012 to the First Three Months of 2011

Segment Profit

Portfolio Management’s segment profit for the first three months of 2012 was $11.3 million higher than the prior year, primarily due to higher asset remarketing income.

Gross Income

Lease income was $2.2 million higher than the prior year, primarily due to income from six vessels acquired from an affiliate in late 2011. Asset remarketing income was $9.5 million higher than the prior year, primarily due to a gain on the sale of barges in the current quarter. Affiliates’ earnings decreased $2.5 million, primarily due to lower revenues at the marine joint ventures.

Ownership Costs

Ownership costs were $0.9 million higher than the prior year, primarily due to depreciation on the six acquired vessels.

Other Costs and Expenses

Operating costs increased $2.8 million, primarily due to operating expenses related to the six acquired vessels. Other costs were negative $5.3 million in the current quarter and primarily consisted of the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment and the favorable remeasurement of derivatives.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Three Months Ended March 31
	2012	2011
Selling, general and administrative expenses	$38.1	$36.4
Unallocated interest expense, net	1.4	1.1
Other income and expense, including eliminations	(0.3)	(0.2)
Income taxes	13.2	5.9

SG&A for the first three months of 2012 was $1.7 million higher than the prior year, primarily due to higher compensation and benefits expense. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by the Company’s consolidated leverage level as well as the timing of debt issuances and segment investments. Unallocated interest expense was comparable to the prior year.

Income Taxes

GATX’s effective tax rate was 30% for the three months ended March 31, 2012, compared to 23% for the three months ended March 31, 2011. Excluding the effect of the AAE interest rate swaps from each period, the effective tax rates for the first quarter of 2012 and 2011 were 29% and 27%, respectively. The level of GATX’s effective tax rate in any year is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates.

Cash Flow and Liquidity

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which are used to service debt, pay dividends and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2012, GATX had unrestricted cash balances of $141.0 million.

The following table sets forth GATX’s principal sources and uses of cash for the three months ended March 31 (in millions):

	2012	2011
Principal sources of cash
Net cash provided by operating activities	$28.2	$37.2
Portfolio proceeds	97.7	43.5
Other asset sales	9.2	11.3
Proceeds from issuance of debt, commercial paper and credit facilities	180.9	58.4

	$316.0	$150.4

Principal uses of cash
Portfolio investments and capital additions	$(153.7)	$(96.2)
Repayments of debt, commercial paper and credit facilities	(258.6)	(26.8)
Purchases of leased-in assets	—	(37.7)
Payments on capital lease obligations	(1.1)	(1.4)
Dividends	(14.7)	(14.5)

	$(428.1)	$(176.6)

Net cash provided by operating activities for the first three months of 2012 was $28.2 million, a decrease of $9.0 million from the prior year. The decrease was primarily driven by higher incentive compensation payments and value added tax payments in the current quarter compared to refunds in the prior year quarter, partially offset by higher dividends from affiliates, lower maintenance expenses and other changes in working capital.

Portfolio proceeds for the first three months of 2012 of $97.7 million increased by $54.2 million from the prior year, primarily due to higher proceeds from sales of leased equipment. Proceeds from other asset sales (primarily scrapping of railcars) of $9.2 million for the first three months of 2012 decreased by $2.1 million from the prior year.

Portfolio investments and capital additions for the first three months of 2012 totaled $153.7 million, an increase of $57.5 million from the prior year. Rail and Portfolio Management investments in 2012 were $143.7 million and $3.1 million, respectively, compared to $53.9 million and $36.4 million, respectively, in 2011.

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

Proceeds from the issuance of debt for the first three months of 2012 were $180.9 million (net of hedges and debt issuance costs) and consisted primarily of short-term borrowings. Debt repayments of $258.6 million for the first three months of 2012 consisted of scheduled debt maturities.

Short-Term Borrowings

The following table provides certain information regarding GATX’s short-term borrowings for the quarter ended March 31, 2012:

	North America (a)	Europe (b)
Balance as of March 31 (in millions)	$126.0	$50.0
Weighted average interest rate	0.5%	2.0%
Euro/Dollar exchange rate	n/a	1.3343
Average monthly amount outstanding (in millions)	$41.5	$40.3
Weighted average interest rate	0.5%	2.2%
Average Euro/Dollar exchange rate	n/a	1.3120
Maximum month-end amount outstanding (in millions)	$126.0	$50.0
Euro/Dollar exchange rate	n/a	1.3343

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.
(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

GATX has a $560 million senior unsecured revolving credit facility that matures in May 2015. As of March 31, 2012, availability under this facility was $424.4 million, with $126.0 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Certain of GATX’s bank term loans have the same financial covenants as the $560 million facility.

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of additional secured indebtedness that GATX may incur. Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness.

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

GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At March 31, 2012, GATX was in compliance with all covenants and conditions of its credit agreements.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2012, S&P’s long and short-term unsecured debt ratings for GATX were BBB and A-2, respectively. On April 26, 2012, Moody’s downgraded GATX’s long-term rating from Baa1 to Baa2 and confirmed its short-term rating at P-2. GATX’s ratings outlook from both agencies was stable.

Contractual Commitments

At March 31, 2012, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Recourse debt	$3,130.9	$397.0	$452.6	$455.9	$509.1	$606.0	$710.3
Nonrecourse debt	151.1	16.7	33.7	58.3	31.3	8.3	2.8
Commercial paper and credit facilities	176.0	176.0	—	—	—	—	—
Capital lease obligations	15.3	2.2	3.1	3.1	3.1	2.7	1.1
Operating leases — recourse	914.2	38.2	108.8	113.6	131.2	93.6	428.8
Operating leases — nonrecourse	223.5	20.8	28.2	27.6	26.2	22.1	98.6
Portfolio investments (a)	1,436.4	432.1	293.0	261.7	266.9	176.0	6.7

	$6,047.4	$1,083.0	$919.4	$920.2	$967.8	$908.7	$1,248.3

(a)	Primarily railcar purchase commitments.

Critical Accounting Policies

There have been no changes to GATX’s critical accounting policies during the three months ending March 31, 2012; refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011, for a summary of GATX’s policies.

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

GATX presents the financial measures of return on equity and net income that exclude the effect of Tax Benefits and Other Items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between years and provides transparency into the operating results of GATX’s business. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.

Glossary of Key Terms

•

Non-GAAP Financial Measures — Numerical or percentage-based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income Excluding Tax Benefits and Other Items — Net income excluding certain items that GATX believes are not necessarily related to its ongoing business activities.

•

Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average shareholders’ equity.

•	Return on Equity Excluding Tax Benefits and Other Items — Net income excluding tax benefits and other items divided by average shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	March 31 2011	June 30 2011	September 30 2011	December 31 2011	March 31 2012
Consolidated On Balance Sheet Assets	$5,498.7	$5,642.5	$5,756.5	$5,857.5	$5,792.9
Off Balance Sheet Assets:
Rail	899.8	906.2	879.5	884.5	813.7
Portfolio Management	3.2	3.0	2.8	2.6	0.8

Total On and Off Balance Sheet Assets	$6,401.7	$6,551.7	$6,638.8	$6,744.6	$6,607.4

Shareholders’ Equity	$1,153.7	$1,191.1	$1,155.3	$1,127.3	$1,175.5

The following table presents GATX’s net income for the trailing twelve months ended March 31 (in millions):

	2012	2011
Net income, as reported	$121.2	$82.0
Tax Benefits (a)	(8.9)	(11.4)
Other Items (b)	1.7	(2.0)

Net income, excluding Tax Benefits and Other Items	$114.0	$68.6

(a)	For the trailing twelve months of 2012, tax benefits include a $4.1 million deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom and $4.8 million of tax benefits primarily attributable to the reversal of accruals resulting from the close of a domestic tax audit. For the trailing twelve months of 2011, tax benefits include $9.5 million primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred benefit attributable to a reduction in statutory tax rates of the United Kingdom.
(b)	For the trailing twelve months of 2012, other items include $8.4 million (after-tax) from unrealized gains on AAE interest rate swaps, a $3.2 million (no tax effect) reserve release related to the favorable resolution of litigation matter and a $3.5 million (after-tax) gain related to a leveraged lease adjustment. For the trailing twelve months of 2011, other items include $2.1 million (after-tax) from unrealized gains on AAE interest rate swaps and $4.1 million (after-tax) of income from the favorable resolution of a litigation matter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2011, there have been no material changes in GATX’s interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of the Company’s exposure to market risk, refer to Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information concerning litigation and other contingencies is described in Note 11 to the consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Since December 31, 2011, there have been no material changes in GATX’s risk factors. For a discussion of GATX’s risk factors, refer to Part I: Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

Exhibits:

Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ ROBERT C. LYONS
Robert C. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: May 1, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

10.1	Agreement for Employment Following a Change of Control dated as of January 26, 2012, between GATX Corporation and Thomas A. Ellman.*

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.**

*	Compensatory Plans or Arrangements.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.