Form 10-Q
period 2012-06-30
GATX CORP
filed 2012-07-25
CIK 40211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of June 30, 2012, 46.9 million common shares were outstanding.

GATX CORPORATION

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in millions, except share data)

	June 30 2012	December 31 2011
Assets
Cash and Cash Equivalents	$227.7	$248.4
Restricted Cash	30.0	35.2
Receivables
Rent and other receivables	84.1	76.7
Loans	29.6	30.4
Finance leases	241.1	334.9
Less: allowance for losses	(3.1)	(11.8)

	351.7	430.2
Operating Assets and Facilities
Rail (includes $123.1 and $123.5 relating to a consolidated VIE at June 30, 2012 and December 31, 2011, respectively)	5,868.0	5,692.6
ASC	386.1	374.7
Portfolio Management	361.4	348.7
Less: allowance for depreciation (includes $21.9 and $19.2 relating to a consolidated VIE at June 30, 2012 and December 31, 2011, respectively)	(2,107.4)	(2,056.7)

	4,508.1	4,359.3
Investments in Affiliated Companies	519.5	513.8
Goodwill	89.0	90.5
Other Assets	191.9	180.1

Total Assets	$5,917.9	$5,857.5

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$137.4	$135.6
Debt
Commercial paper and borrowings under bank credit facilities	100.5	28.6
Recourse	3,328.2	3,354.8
Nonrecourse (includes $40.1 and $45.2 relating to a consolidated VIE at June 30, 2012 and December 31, 2011, respectively)	136.5	149.4
Capital lease obligations	12.5	14.3

	3,577.7	3,547.1

Deferred Income Taxes	785.8	765.9
Other Liabilities	246.3	281.6

Total Liabilities	4,747.2	4,730.2

Shareholders’ Equity

Preferred stock ($1.00 par value, 5,000,000 shares authorized, 15,567 and 16,644 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, aggregate liquidation preference of $0.9 and $1.0, respectively)

	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 65,994,298 and 65,775,568 shares issued and 46,871,778 and 46,653,048 shares outstanding as of June 30, 2012 and December 31, 2011, respectively)	41.1	41.1
Additional paid in capital	649.5	644.4
Retained earnings	1,195.4	1,171.2
Accumulated other comprehensive loss	(155.0)	(169.1)
Treasury stock at cost (19,122,520 shares at June 30, 2012 and December 31, 2011)	(560.3)	(560.3)

Total Shareholders’ Equity	1,170.7	1,127.3

Total Liabilities and Shareholders’ Equity	$5,917.9	$5,857.5

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross Income
Lease income	$232.6	$227.2	$464.9	$452.0
Marine operating revenue	76.2	56.6	86.9	67.7
Asset remarketing income	15.0	8.2	36.6	17.1
Other income	19.2	22.6	39.1	42.8

Revenues	343.0	314.6	627.5	579.6
Share of affiliates’ earnings	(1.3)	15.0	4.2	32.1

Total Gross Income	341.7	329.6	631.7	611.7

Ownership Costs
Depreciation	59.5	57.3	115.2	109.6
Interest expense, net	41.6	43.1	84.2	86.0
Operating lease expense	32.5	33.3	63.9	67.9

Total Ownership Costs	133.6	133.7	263.3	263.5

Other Costs and Expenses
Maintenance expense	67.6	70.8	128.3	140.1
Marine operating expense	49.6	39.2	57.3	48.1
Selling, general and administrative	38.9	37.4	77.0	73.8
Other expense	13.2	12.8	23.5	24.7

Total Other Costs and Expenses	169.3	160.2	286.1	286.7

Income before Income Taxes	38.8	35.7	82.3	61.5
Income Taxes	15.3	9.3	28.5	15.2

Net Income	$23.5	$26.4	$53.8	$46.3

Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	(27.4)	19.0	(2.1)	39.5
Unrealized (loss) gain on securities	(0.4)	(0.4)	0.1	(0.4)
Unrealized gain (loss) on derivative instruments	11.2	(1.0)	13.4	7.8
Post-retirement benefit plans	1.3	0.8	2.7	1.9

Other comprehensive (loss) income	(15.3)	18.4	14.1	48.8

Comprehensive Income	$8.2	$44.8	$67.9	$95.1

Per Share Data
Basic	$0.50	$0.57	$1.15	$1.00
Average number of common shares (in millions)	46.8	46.4	46.8	46.4

Diluted	0.49	0.56	1.13	0.98
Average number of common shares and common share equivalents (in millions)	47.5	47.2	47.5	47.1

Dividends declared per common share	$0.30	$0.29	$0.60	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30
	2012	2011
Operating Activities
Net income	$53.8	$46.3

Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(42.0)	(30.0)
Depreciation	121.1	115.5
(Reversal) provision for losses	(2.1)	0.2
Asset impairment charges	1.3	1.8
Deferred income taxes	21.8	10.7
Share of affiliates’ earnings, net of dividends	2.7	(27.1)
Change in income taxes payable	4.0	9.5
Change in accrued operating lease expense	(29.2)	(23.4)
Employee benefit plans	0.1	(2.9)
Other	(19.2)	16.6

Net cash provided by operating activities	112.3	117.2

Investing Activities
Additions to operating assets and facilities	(360.3)	(189.8)
Loans extended	(1.0)	(19.1)
Investments in affiliates	(20.9)	(51.1)
Other	(9.6)	(0.1)

Portfolio investments and capital additions	(391.8)	(260.1)
Purchases of leased-in assets	(0.7)	(61.1)
Portfolio proceeds	227.1	78.7
Proceeds from sales of other assets	16.7	21.2
Net decrease in restricted cash	5.3	4.2
Other	—	(0.1)

Net cash used in investing activities	(143.4)	(217.2)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	282.2	352.7
Repayments of debt (original maturities longer than 90 days)	(315.2)	(222.5)
Net increase (decrease) in debt with original maturities of 90 days or less	73.4	(16.3)
Payments on capital lease obligations	(1.8)	(17.4)
Employee exercises of stock options	2.7	4.9
Derivative Settlements	(0.8)	(0.8)
Dividends	(29.5)	(28.4)

Net cash provided by financing activities	11.0	72.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.6)	(0.5)

Net decrease in Cash and Cash Equivalents during the period	(20.7)	(28.3)
Cash and Cash Equivalents at beginning of period	248.4	78.5

Cash and Cash Equivalents at end of period	$227.7	$50.2

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

NOTE 2. Basis of Presentation

The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets as well as other business activities.

Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues	$172.0	$162.6	$343.2	$336.1
Pre-tax (loss) income reported by affiliates	(9.2)	33.4	1.4	82.5

NOTE 4. Variable Interest Entities

GATX evaluates whether an entity is a variable interest entity (“VIE”) based on the sufficiency of the entity’s equity and whether the equity holders have the characteristics of a controlling financial interest. To determine if it is the primary beneficiary of a VIE, GATX assesses whether it has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative in nature and require certain judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. GATX evaluates new investments for VIE determination and regularly reviews all existing entities for any events that may result in an entity becoming a VIE or GATX becoming the primary beneficiary of an existing VIE.

GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of assets and liabilities of the VIE were (in millions):

	June 30 2012	December 31 2011
Operating assets, net of accumulated depreciation (a)	$101.2	$104.3
Nonrecourse debt	40.1	45.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were (in millions):

	June 30, 2012		December 31, 2011
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$89.2	$89.2	$72.2	$72.2
Leveraged leases	—	—	78.5	78.5
Other investment	0.7	0.7	0.9	0.9

Total	$89.9	$89.9	$151.6	$151.6

NOTE 5. Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$12.7	$—	$12.7	$—
Foreign exchange rate derivatives (b)	1.1	—	1.1	—
Available for sale equity securities and warrants	3.5	3.4	0.1	—

Liabilities
Interest rate derivatives (a)	1.3	—	1.3	—
Interest rate derivatives (b)	0.3	—	0.3	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$15.3	$—	$15.3	$—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
Available for sale equity securities and warrants	2.9	2.9	—	—

Liabilities
Interest rate derivatives (a)	2.1	—	2.1	—
Interest rate derivatives (b)	0.3	—	0.3	—

(a)	Designated as hedges
(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices on an active exchange. Warrants are valued based on the fair market value of the underlying securities. Derivatives are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of June 30, 2012 and December 31, 2011, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of June 30, 2012, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of June 30, 2012 and December 31, 2011, GATX had 11 instruments outstanding with an aggregate notional amount of $71.7 million and $73.4 million, respectively. As of June 30, 2012, these derivatives had maturities ranging from 2012-2014. Within the next 12 months, GATX expects to reclassify $6.9 million ($4.4 million after-tax) of net losses on previously terminated derivatives from accumulated unrealized loss on derivative instruments to earnings. Amounts are reclassified when interest and operating lease expense attributable to the hedged transactions affect earnings.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2012, was $1.6 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The comprehensive income impacts of GATX’s derivative instruments were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended June 30		Six Months Ended June 30
		2012	2011	2012	2011
Fair value hedges (a)	Interest expense	$(1.5)	$1.4	$(2.6)	$(0.7)
Cash flow hedges	Other comprehensive (loss) income (effective portion)	0.4	(6.9)	0.7	(5.9)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(1.1)	(2.0)	(3.0)	(3.9)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(0.3)	(0.4)	(0.7)	(0.8)
Non-designated	Other expense	(1.8)	0.2	(1.5)	0.3

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds are based on the best information available and may include quoted investment fund values. The fair values of loans and fixed and floating rate debt were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs used in estimating each of these fair values are significant observable inputs and therefore are classified in Level 2 of the fair value hierarchy.

The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$2.5	$5.9	$2.7	$7.4
Loans	29.1	29.8	30.4	30.7

Liabilities
Recourse fixed rate debt	$2,664.9	$2,818.3	$2,627.2	$2,754.9
Recourse floating rate debt	663.3	654.3	727.6	714.8
Nonrecourse debt	136.5	145.8	149.4	159.3

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows GATX’s commercial commitments as of (in millions):

	June 30	December 31
	2012	2011
Affiliate guarantees	$42.0	$42.0
Asset residual value guarantees	34.4	33.9
Lease payment guarantees	44.0	47.0
Performance bonds	1.3	1.3
Standby letters of credit	9.6	9.8

Total commercial commitments (a)	$131.3	$134.0

(a)	At June 30, 2012 and December 31, 2011, the carrying values of liabilities on the balance sheet for commercial commitments were $6.0 million and $6.4 million, respectively. The expirations of these commitments range from 2013 to 2019. GATX is not aware of any event that would require it to satisfy any of these commitments.

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

GATX and its subsidiaries are also parties to standing letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At June 30, 2012, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

NOTE 7. Share-Based Compensation

In the first six months of 2012, GATX granted 350,200 stock appreciation rights (“SARs”), 63,380 restricted stock units, 76,780 performance shares and 10,428 phantom stock units. For the three and six months ended June 30, 2012, total share-based compensation expense was $3.0 million and $6.1 million, respectively, and related tax benefits were $1.2 million and $2.3 million, respectively. For the three and six months ended June 30, 2011, total share-based compensation expense was $2.4 million and $4.9 million, respectively, and related tax benefits were $0.9 million and $1.8 million, respectively.

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

NOTE 8. Income Taxes

GATX’s effective tax rate was 35% for the six months ended June 30, 2012, compared to 25% for the six months ended June 30, 2011. GATX’s effective tax rate in any period is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates. The effective tax rate in the current period reflects the impact of an $18.8 million loss related to certain interest rate swaps at AAE, which were taxed at the low Swiss statutory rate of approximately 10%, as well as a $0.7 million deferred tax adjustment recognized in connection with an increase in the statutory tax rates of Ontario, Canada. The effective tax rate in 2011 includes the impact of a $14.1 million gain related to interest rate swaps at AAE taxed at the Swiss rate. Excluding these items from each period, the effective tax rate for each of the first six months of 2012 and 2011 was 29%.

As of June 30, 2012, GATX’s gross liability for unrecognized tax benefits totaled $20.8 million, which, if fully recognized, would decrease income tax expense by $20.8 million ($18.8 million net of federal tax impact). Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that, within the next 12 months, unrecognized domestic tax benefits of $15.5 million and unrecognized foreign tax benefits of $0.4 million may be recognized.

NOTE 9. Pension and Other Post-Retirement Benefits

The components of pension and other post-retirement benefit costs for the three months ended June 30, 2012 and 2011, were as follows (in millions):

	2012 Pension Benefits	2011 Pension Benefits	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$1.5	$1.2	$—	$0.1
Interest cost	5.0	5.2	0.5	0.6
Expected return on plan assets	(7.4)	(8.3)	—	—
Amortization of:
Unrecognized prior service credit	(0.2)	(0.2)	(0.1)	(0.1)
Unrecognized net actuarial loss (gains)	2.5	1.6	(0.1)	(0.1)

Net costs (a)	$1.4	$(0.5)	$0.3	$0.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The components of pension and other post-retirement benefit costs for the six months ended June 30, 2012 and 2011, were as follows (in millions):

	2012 Pension Benefits	2011 Pension Benefits	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$3.0	$2.7	$0.1	$0.1
Interest cost	9.9	10.4	1.0	1.1
Expected return on plan assets	(14.8)	(16.6)	—	—
Amortization of:
Unrecognized prior service credit	(0.5)	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	5.0	3.6	(0.1)	(0.1)

Net costs (a)	$2.6	$(0.4)	$0.9	$1.0

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2012, may differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net income	$23.5	$26.4	$53.8	$46.3

Denominator:
Weighted average shares outstanding - basic	46.8	46.4	46.8	46.4
Effect of dilutive securities:
Equity compensation plans	0.6	0.7	0.6	0.6
Convertible preferred stock	0.1	0.1	0.1	0.1

Weighted average shares outstanding - diluted	47.5	47.2	47.5	47.1

Basic earnings per share	$0.50	$0.57	$1.15	$1.00

Diluted earnings per share	$0.49	$0.56	$1.13	$0.98

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). On June 28, 2012, the Public Prosecutors of Lucca (“Public Prosecutors”) formally notified GATX Rail Austria and two of its subsidiaries (collectively, “GRA”), as well as several maintenance and supervisory employees (the “Employees”), that they have concluded their investigation of the Viareggio accident and intend to charge GRA and the Employees with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar notices were issued to, among others, four Italian Railway companies and eighteen of their employees. The Public Prosecutor’s report asserts that a crack in one of the tank car’s axles broke, causing the derailment and resulting in a tank car rupture and release of LPG, after the car hit an obstacle on the side of the track placed there by the Italian Railway. The report alleges that the crack was detectible at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). The Company believes that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards and will present numerous scientific and technical defenses to the Public Prosecutor’s report in the forthcoming proceedings. With respect to claims for personal injuries and property damages, the Company and its subsidiaries maintain insurance for such losses, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle these claims. These joint settlement efforts have resolved the majority of asserted civil damage claims related to the accident, and joint efforts to resolve the remaining civil claims are ongoing. The Company cannot predict the outcome of the foregoing legal proceedings or what other legal proceedings, if any, may be initiated against GRA or its personnel, and, therefore, the Company cannot reasonably estimate the amount or range of loss (including defense costs), if any, that may ultimately be incurred in connection with this accident. Accordingly, the Company has not established any accruals with respect to this matter.

Litigation Accruals

The Company has recorded accruals totaling $1.6 million at June 30, 2012, for losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. However, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of the Company’s legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which the Company has recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

In addition, other litigation matters are pending for which the Company has not recorded any accruals because the Company’s potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where the Company has not recorded an accrual but a loss is reasonably possible, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of the Company’s legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which the Company has not recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in a significant liability for the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 17 sites, including the Superfund sites, at which it is contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of June 30, 2012, GATX has recorded accruals of $15.9 million for remediation and restoration costs that the Company believes to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the last three years. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

The recorded accruals represent the Company’s best estimate of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, the Company is unable to provide a reasonable estimate of the maximum potential loss associated with these sites because cleanup costs cannot be predicted with certainty. Various factors beyond the Company’s control can impact the amount of loss the Company will ultimately incur with respect to these sites, including the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties’ participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges associated with these sites could have a significant effect on results of operations in a particular quarter or year if the costs materially exceed the accrued amount as individual site studies and remediation and restoration efforts proceed. However, management believes it is unlikely that the ultimate cost to GATX for any of these sites, either individually or in the aggregate, will have a material adverse effect on its financial position or liquidity.

NOTE 12. Financial Data of Business Segments

GATX leases, operates, manages and remarkets long-lived, widely-used assets primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management.

Rail is principally engaged in leasing tank and freight railcars and locomotives. Rail provides railcars primarily pursuant to full-service leases, under which it maintains the railcars, and pays ad valorem taxes and insurance. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.

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

The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three and six months ended June 30, 2012 and 2011 (in millions):

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2012
Profitability
Revenues	$246.4	$77.2	$19.1	$0.3	$343.0
Share of affiliates’ earnings	(14.5)	—	13.2	—	(1.3)

Total gross income	231.9	77.2	32.3	0.3	341.7
Ownership costs	114.1	7.0	11.8	0.7	133.6
Other costs and expenses	68.2	56.2	5.9	0.1	130.4

Segment profit (loss)	$49.6	$14.0	$14.6	$(0.5)	77.7
SG&A					38.9

Income before income taxes					$38.8
Capital Expenditures
Portfolio investments and capital additions	$176.9	$5.5	$53.4	$2.3	$238.1
Selected Balance Sheet Data at June 30, 2012
Investments in affiliated companies	$128.5	$—	$391.0	$—	$519.5
Identifiable assets	$4,552.2	$301.4	$804.7	$259.6	$5,917.9

Three Months Ended June 30, 2011
Profitability
Revenues	$237.7	$58.8	$17.6	$0.5	$314.6
Share of affiliates’ earnings	8.3	—	6.7	—	15.0

Total gross income	246.0	58.8	24.3	0.5	329.6
Ownership costs	114.5	5.9	12.2	1.1	133.7
Other costs and expenses	74.8	44.3	3.3	0.4	122.8

Segment profit (loss)	$56.7	$8.6	$8.8	$(1.0)	73.1
SG&A					37.4

Income before income taxes					$35.7
Capital Expenditures
Portfolio investments and capital additions	$102.4	$7.4	$52.9	$1.2	$163.9
Selected Balance Sheet Data at December 31, 2011
Investments in affiliated companies	$164.4	$—	$403.2	$—	$567.6
Identifiable assets	$4,458.2	$286.3	$799.5	$98.5	$5,642.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2012
Profitability
Revenues	$490.8	$89.0	$47.2	$0.5	$627.5
Share of affiliates’ earnings	(16.5)	—	20.7	—	4.2

Total gross income	474.3	89.0	67.9	0.5	631.7
Ownership costs	228.0	8.8	24.5	2.0	263.3
Other costs and expenses	138.1	64.1	6.8	0.1	209.1

Segment profit (loss)	$108.2	$16.1	$36.6	$(1.6)	159.3
SG&A					77.0

Income before income taxes					$82.3
Capital Expenditures
Portfolio investments and capital additions	$320.6	$11.4	$56.5	$3.3	$391.8

Six Months Ended June 30, 2011
Profitability
Revenues	$474.5	$70.9	$33.5	$0.7	$579.6
Share of affiliates’ earnings	15.4	—	16.7	—	32.1

Total gross income	489.9	70.9	50.2	0.7	611.7
Ownership costs	229.5	7.9	24.0	2.1	263.5
Other costs and expenses	152.1	53.6	6.7	0.5	212.9

Segment profit (loss)	$108.3	$9.4	$19.5	$(1.9)	135.3
SG&A					73.8

Income before income taxes					$61.5
Capital Expenditures
Portfolio investments and capital additions	$156.3	$12.6	$89.3	$1.9	$260.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. For further information, refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011.

DISCUSSION OF OPERATING RESULTS

Net income was $53.8 million for the first six months of 2012 compared to net income of $46.3 million for the first six months of 2011. Results for the first six months of 2012 include the negative impacts of $16.8 million of after-tax realized and unrealized losses related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”) and a $0.7 million deferred tax adjustment. Results for the first six months of 2011 include $12.6 million of after-tax unrealized gains related to interest rate swaps at AAE. Net income was $23.5 million for the second quarter of 2012 compared to net income of $26.4 million for the second quarter of 2011. Second quarter 2012 results include the negative impacts of $14.6 million of after-tax realized and unrealized losses related to interest rate swaps at AAE and a $0.7 million deferred tax adjustment. Results for the second quarter of 2011 include $6.2 million of after-tax unrealized gains related to interest rate swaps at AAE. The items for each period noted herein are referred to throughout this Item 2 as “Tax Adjustments and Other Items.”

Total investment volume was $391.8 million for the first six months of 2012 compared to $260.1 million for the first six months of 2011.

The following table presents a financial summary of GATX’s operating segments (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross Income
Rail	$231.9	$246.0	$474.3	$489.9
ASC	77.2	58.8	89.0	70.9
Portfolio Management	32.3	24.3	67.9	50.2

Total segment gross income	341.4	329.1	631.2	611.0
Other	0.3	0.5	0.5	0.7

Consolidated Gross Income	$341.7	$329.6	$631.7	$611.7

Segment Profit
Rail	$49.6	$56.7	$108.2	$108.3
ASC	14.0	8.6	16.1	9.4
Portfolio Management	14.6	8.8	36.6	19.5

Total Segment Profit	78.2	74.1	160.9	137.2
Less:
Selling, general and administrative expenses	38.9	37.4	77.0	73.8
Unallocated interest expense, net	0.8	1.2	2.2	2.3
Other income and expense, including eliminations	(0.3)	(0.2)	(0.6)	(0.4)
Income taxes	15.3	9.3	28.5	15.2

Consolidated Net Income	$23.5	$26.4	$53.8	$46.3

Basic earnings per share	$0.50	$0.57	$1.15	$1.00
Diluted earnings per share	$0.49	$0.56	$1.13	$0.98

Return on Equity

The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended June 30:

	2012	2011
ROE	10.0%	7.8%
ROE, excluding Tax Adjustments and Other Items	11.2%	6.3%

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

Rail

Market fundamentals remained strong in the second quarter of 2012 as lease rate pricing and demand for most railcar types continued to strengthen. Rail’s utilization in North America was 98.3%, compared to 98.5% at the end of the first quarter and 98.2% at June 30, 2011. The average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) increased 23.9% from the weighted average expiring lease rate, compared to increases of 19.2% for the first quarter of 2012 and 4.4% for the second quarter of 2011.

Rail entered 2012 with approximately 20,000 railcars on leases scheduled to expire during the year, of which approximately 9,200 remain as of the end of the second quarter. The vast majority of the leases that expired year-to-date were either renewed or the underlying railcars were placed with new customers. Lease terms on renewals for cars in the LPI averaged 59 months in the current quarter compared to 55 months for the first quarter and 41 months in the second quarter of 2011. Rail is highly focused on lengthening renewal lease terms for select railcar types and continued lease pricing improvement in the current environment. While utilization is high for most railcar types, industry-wide demand for coal cars remains weak. GATX has approximately 900 coal cars on leases scheduled to expire during the remainder of 2012, a portion of which are not likely to be renewed upon lease termination.

In Europe, Rail has experienced modest improvements in lease pricing and has increased its wholly-owned tank car fleet through investments in new cars. At the end of the second quarter of 2012, fleet utilization was 96.3% compared to 96.7% at the end of the first quarter and 95.7% at June 30, 2011. AAE, which serves the freight railcar markets, is experiencing relatively stable operating results; however, fleet utilization remains lower than historical norms due to ongoing weakness in the European economy.

During the first six months of 2012, Rail’s investment volume was $320.6 million, compared to $156.3 million in 2011. Current year investments include railcars delivering under a five-year supply agreement. Also, during the quarter, GATX entered the Indian railcar leasing market with an agreement to purchase newly manufactured railcars, which are expected to deliver and be placed on lease beginning in August 2012.

Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross Income
Lease income	$215.7	$211.3	$430.3	$420.7
Asset remarketing income	12.4	7.1	23.2	14.7
Other income	18.3	19.3	37.3	39.1

Revenues	246.4	237.7	490.8	474.5
Affiliate earnings	(14.5)	8.3	(16.5)	15.4

	231.9	246.0	474.3	489.9

Ownership Costs
Depreciation	50.4	48.9	100.7	96.8
Interest expense, net	32.4	32.6	64.6	65.3
Operating lease expense	31.3	33.0	62.7	67.4

	114.1	114.5	228.0	229.5

Other Costs and Expenses
Maintenance expense	60.9	65.7	121.2	134.6
Other costs	7.3	9.1	16.9	17.5

	68.2	74.8	138.1	152.1

Segment Profit	$49.6	$56.7	$108.2	$108.3

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

Rail’s Fleet Data

The following table summarizes certain fleet data for railcars in North America for the quarters indicated:

	June 30 2011	September 30 2011	December 31 2011	March 31 2012	June 30 2012
Beginning balance	109,780	108,764	109,091	109,070	109,116
Cars added	657	1,069	972	1,223	1,385
Cars scrapped	(1,102)	(602)	(696)	(544)	(591)
Cars sold	(571)	(140)	(297)	(633)	(723)

Ending balance	108,764	109,091	109,070	109,116	109,187

Utilization rate at quarter end	98.2%	98.2%	98.2%	98.5%	98.3%
Average active railcars	106,935	106,984	107,121	107,328	107,452

The following table summarizes certain fleet data for railcars in Europe for the quarters indicated:

	June 30 2011	September 30 2011	December 31 2011	March 31 2012	June 30 2012
Beginning balance	20,524	20,675	20,828	20,927	21,064
Cars added	164	200	368	304	273
Cars scrapped or sold	(13)	(47)	(269)	(167)	(128)

Ending balance	20,675	20,828	20,927	21,064	21,209

Utilization rate at quarter end	95.7%	96.0%	97.1%	96.7%	96.3%
Average active railcars	19,728	19,881	20,112	20,356	20,386

The following table summarizes certain fleet data for locomotives in North America for the quarters indicated:

	June 30 2011	September 30 2011	December 31 2011	March 31 2012	June 30 2012
Beginning balance	560	572	572	572	576
Locomotives added	13	5	—	4	16
Locomotives scrapped or sold	(1)	(5)	—	—	(43)

Ending balance	572	572	572	576	549

Utilization rate at quarter end	97.7%	95.9%	98.1%	94.3%	98.5%
Average active locomotives	553	560	561	552	531

Rail’s Lease Income

Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
North America – railcars	$168.5	$161.2	$334.7	$323.2
North America – locomotives	8.2	8.8	16.6	17.6
Europe	39.0	41.3	79.0	79.9

	$215.7	$211.3	$430.3	$420.7

Comparison of the First Six Months of 2012 to the First Six Months of 2011

Segment Profit

Rail’s segment profit for the first six months of 2012 reflects realized and unrealized losses of $18.8 million related to certain interest rate swaps at AAE. Segment profit for the first six months of 2011 reflects unrealized gains of $14.1 million related to the interest rate swaps. Excluding the effect of these swaps from each period, Rail’s segment profit increased $32.8 million, primarily due to higher lease and asset remarketing income as well as lower maintenance costs.

AAE holds multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized gains and losses were primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future gains or losses associated with these swaps. Additionally, in the second quarter of 2012, AAE, refinanced a portion of its debt and terminated an associated swap at a loss. GATX’s portion of the loss was $13.5 million, which was included in share of affiliates’ earnings.

Gross Income

Lease income in North America increased $10.5 million, primarily due to higher lease rates in the current year. In Europe, a $0.9 million decrease in lease income was driven primarily by the foreign exchange rate effects of a stronger U.S. dollar, partially offset by higher lease rates and an average of approximately 700 more railcars on lease. Asset remarketing income increased $8.5 million primarily due to more assets sold in the current year. Other income was $1.8 million lower, primarily due to lower scrapping gains resulting from fewer railcars scrapped and lower scrap steel rates. Affiliates’ earnings decreased $31.9 million from the prior year. Excluding the impact of the aforementioned interest rate swaps at AAE from each period, affiliates’ earnings increased $1.0 million, primarily due to an affiliate asset remarketing gain.

Ownership Costs

Ownership costs were $1.5 million lower than the prior year, primarily due to lower interest rates and the foreign exchange effects of a stronger U.S. dollar, which more than offset the effect of higher debt and asset balances from investments in new railcars, capitalized wheelsets in Europe and purchases of previously leased-in assets.

Other Costs and Expenses

In North America, maintenance costs decreased by $10.4 million largely due to fewer service events resulting from high renewal success. In Europe, maintenance costs were $3.0 million lower, primarily due to the foreign exchange effects of a stronger U.S. dollar.

Other costs in 2012 were slightly lower than the prior year, primarily due to lower storage and switching fees that were largely offset by the unfavorable current year impact from the remeasurement of a foreign currency derivative. Asset impairment charges of $1.6 million in the current year primarily related to sold locomotives and wheelsets scrapped in Europe in connection with the wheelset replacement program. Asset impairment charges of $1.9 million in the prior year primarily related to wheelsets scrapped in Europe and certain centerbeam railcars.

Comparison of the Second Quarter 2012 to the Second Quarter 2011

Segment Profit

Rail’s segment profit for the second quarter of 2012 reflects realized and unrealized losses of $16.3 million related to the interest rate swaps at AAE. Segment profit for the second quarter of 2011 reflects unrealized gains of $6.9 million related to the interest rate swaps. Excluding the effect of these swaps from each period, Rail’s segment profit increased $16.1 million, primarily due to higher lease and asset remarketing income and lower maintenance expense.

Gross Income

Lease income in North America increased $6.7 million, primarily due to higher lease rates and an average of approximately 500 more railcars on lease. In Europe, a $2.3 million decrease in lease income was driven primarily by the foreign exchange effects of a stronger U.S. dollar, partially offset by an average of approximately 650 more railcars on lease. Asset remarketing income increased $5.3 million, primarily due to more assets sold in the current year. Other income was $1.0 million lower than the prior year, primarily due to lower scrapping gains resulting from fewer railcars scrapped and lower scrap steel rates. Share of affiliates’ earnings was $22.8 million lower than the prior year period. Excluding the impact of the aforementioned interest rate swaps at AAE from each period, affiliates’ earnings were $0.4 million higher in the current year, primarily due to an affiliate asset remarketing gain.

Ownership Costs

Ownership costs were comparable to the prior year, as lower interest rates and the foreign exchange effects of a stronger U.S. dollar were largely offset by the effect of higher debt and asset balances from investments in new railcars, capitalized wheelsets in Europe, and purchases of previously leased-in assets.

Other Costs and Expenses

In North America, maintenance costs decreased $3.3 million, largely due to fewer service events resulting from high renewal success during the quarter. In Europe, maintenance costs were $1.5 million lower, primarily due to the foreign exchange effects of a stronger U.S. dollar.

Other costs were $1.8 million lower than the prior year, primarily due to the favorable current year impact from the remeasurement of a foreign currency derivative. Asset impairment charges of $1.3 million in the current quarter primarily related to sold locomotives and wheelsets scrapped in Europe in connection with the wheelset replacement program. Asset impairment charges of $1.3 million in the second quarter of 2011 primarily related to wheelsets scrapped in Europe and certain centerbeam railcars.

ASC

Steel production increased in the first half of 2012, which drove strong customer demand for iron ore. As a result, during the first six months of 2012, ASC carried 10.5 million net tons of freight compared to 9.0 million net tons in the prior year period. During the second quarter, ASC took delivery of and placed into service a newly constructed articulated tug-barge (“ATB”). This vessel has an efficient operating structure and is expected to bring added flexibility to ASC’s fleet. ASC ended the second quarter operating 14 vessels compared to 12 vessels in the prior year quarter.

ASC expects steady customer demand for tonnage throughout the remainder of 2012. However, some U.S. steel manufacturers, which include ASC’s customers, are in the process of negotiating a new collective bargaining agreement with the United Steelworkers (USW), as the current agreement expires on September 1, 2012. While ASC has no direct knowledge of the status of the negotiations, shipping volumes could be adversely affected in the event of a work stoppage resulting from the parties’ inability to reach a new agreement.

Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross Income
Marine operating revenues	$76.2	$56.6	$86.9	$67.7
Lease income	1.0	1.1	2.1	2.1
Other income	—	1.1	—	1.1

	77.2	58.8	89.0	70.9

Ownership Costs
Depreciation	3.9	3.9	3.9	3.9
Interest expense, net	1.9	2.0	3.7	4.0
Operating lease expense	1.2	—	1.2	—

	7.0	5.9	8.8	7.9

Other Costs and Expenses
Maintenance expense	6.7	5.1	7.1	5.5
Marine operating expense	49.6	39.2	57.3	48.1
Other costs	(0.1)	—	(0.3)	—

	56.2	44.3	64.1	53.6

Segment Profit	$14.0	$8.6	$16.1	$9.4

Comparison of the First Six Months of 2012 to the First Six Months of 2011

Segment Profit

ASC’s segment profit for the first six months of 2012 was $6.7 million higher than the prior year, primarily due to higher iron ore freight volumes and rates in the current year.

Gross Income

Gross income increased $18.1 million, primarily due to a combination of higher freight volumes and rates.

Ownership Costs

Ownership costs were slightly higher than the prior year, primarily due to lease expense related to the newly deployed ATB.

Other Costs and Expenses

Maintenance costs were $1.6 million higher, primarily due to increased repairs in the current year. Marine operating expenses increased $9.2 million, primarily due to more vessels operating in the current year.

Comparison of the Second Quarter of 2012 to the Second Quarter of 2011

Segment Profit

ASC’s segment profit for the second quarter of 2012 was $5.4 million higher than the prior year, primarily due to higher iron ore freight volumes and rates in the current year.

Gross Income

Gross income increased $18.4 million, primarily due to a combination of higher freight volumes and rates.

Ownership Costs

Ownership costs were $1.1 million higher than the prior year, primarily due to lease expense related to the ATB.

Other Costs and Expenses

Maintenance costs increased $1.6 million, primarily due to increased repairs in the current year. Marine operating expenses increased $10.4 million, primarily due to more vessels operating in the current year.

Portfolio Management

Portfolio Management’s total asset base, including off balance sheet assets, was $804.7 million at June 30, 2012, compared to $846.6 million at December 31, 2011, and $802.5 million at June 30, 2011. Investment volume was $56.5 million in the first six months of 2012 compared to $89.3 million in the prior year period. Investments in 2012 primarily consisted of $19.4 million in new and existing joint ventures and $33.3 million in barges and equipment. Although the marine markets remain generally weak, certain marine joint ventures experienced improved results primarily due to a modest increase in shipping activity.

Components of Portfolio Management’s operating results are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross Income
Lease income	$15.9	$14.8	$32.5	$29.2
Asset remarketing income	2.6	1.1	13.4	2.4
Other income	0.6	1.7	1.3	1.9

Revenues	19.1	17.6	47.2	33.5
Affiliate earnings	13.2	6.7	20.7	16.7

	32.3	24.3	67.9	50.2

Ownership Costs
Depreciation	5.2	4.5	10.6	8.9
Interest expense, net	6.5	7.3	13.7	14.4
Operating lease expense	0.1	0.4	0.2	0.7

	11.8	12.2	24.5	24.0

Other Costs and Expenses
Operating costs	6.1	3.2	12.3	6.7
Other costs	(0.2)	0.1	(5.5)	—

	5.9	3.3	6.8	6.7

Segment Profit	$14.6	$8.8	$36.6	$19.5

The following table sets forth information of Portfolio Management’s owned and managed assets (in millions):

	June 30 2011	September 30 2011	December 31 2011	March 31 2012	June 30 2012
Net book value of owned assets (a)	$802.5	$864.8	$846.6	$831.4	$804.7
Net book value of managed portfolio	$185.4	$176.7	$166.7	$154.1	$149.0

(a)	Includes off balance sheet assets

Comparison of the First Six Months of 2012 to the First Six Months of 2011

Segment Profit

Portfolio Management’s segment profit for the first six months of 2012 was $17.1 million higher than the prior year, primarily due to higher asset remarketing income and higher affiliate earnings.

Gross Income

Lease income was $3.3 million higher than the prior year, primarily due to income from six vessels acquired from an affiliate in late 2011. Asset remarketing income increased $11.0 million due to more sales of equipment in the current year. Other income was $0.6 million lower than the prior year, primarily due to gains on the sale of securities in 2011. Share of affiliates’ earnings were $4.0 million higher than the prior year, primarily due to higher affiliate asset remarketing income and the absence of a prior year unfavorable adjustment attributable to an accounting change for residual value guarantees.

Ownership Costs

Ownership costs were slightly higher than the prior year, as higher depreciation expense related to the six acquired vessels was largely offset by lower interest expense driven by lower interest rates.

Other Costs and Expenses

Operating costs increased $5.6 million, primarily due to operating expenses related to the six acquired vessels. Other costs were negative $5.5 million in the current year and primarily consisted of the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment and the favorable impact of derivative remeasurements.

Comparison of the Second Quarter of 2012 to the Second Quarter of 2011

Segment Profit

Portfolio Management’s segment profit for the second quarter of 2012 was $5.8 million higher than the prior year, primarily due to higher affiliate earnings.

Gross Income

Lease income was $1.1 million higher than the prior year, primarily due to income from six vessels acquired from an affiliate in late 2011. Asset remarketing income increased $1.5 million from the prior year, primarily due to more sales of equipment in the current quarter. Other income was $1.1 million lower than the prior year, primarily due to gains on the sale of securities in 2011. Share of affiliates’ earnings increased $6.5 million, primarily due to higher affiliate asset remarketing income and higher earnings from the marine affiliates in the current year.

Ownership Costs

Ownership costs were comparable to the prior year, as higher depreciation expense related to the six acquired vessels was largely offset by lower interest expense driven by lower interest rates.

Other Costs and Expenses

Other costs and expenses increased $2.6 million, primarily due to operating expenses related to the six acquired vessels.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Selling, general and administrative expenses	$38.9	$37.4	$77.0	$73.8
Unallocated interest expense, net	0.8	1.2	2.2	2.3
Other income and expense, including eliminations	(0.3)	(0.2)	(0.6)	(0.4)
Income taxes	15.3	9.3	28.5	15.2

SG&A in 2012 was $3.2 million and $1.5 million higher for the first six months and second quarter, respectively, compared to the prior year. Each of the increases was primarily due to higher compensation and benefits expense. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by the Company’s consolidated leverage level as well as the timing of debt issuances and segment investments. Unallocated interest expense for the first six months and second quarter of 2012 was comparable to the prior year periods.

Income Taxes

GATX’s effective tax rate was 35% for the six months ended June 30, 2012, compared to 25% for the six months ended June 30, 2011. GATX’s effective tax rate in any period is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions, which are taxed at different rates. The effective tax rate in the current period reflects the impact of an $18.8 million loss related to certain interest rate swaps at AAE, which was taxed at the low Swiss statutory rate of approximately 10%, as well as a $0.7 million deferred tax adjustment recognized in connection with an increase in the statutory tax rates of Ontario, Canada. The effective tax rate in 2011 includes the impact of a $14.1 million gain related to interest rate swaps at AAE taxed at the Swiss rate. Excluding these items from each period, the effective tax rate for each of the first six months of 2012 and 2011 was 29%.

Cash Flow and Liquidity

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which are used to service debt, pay dividends and fund portfolio investments and capital additions. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2012, GATX had unrestricted cash balances of $227.7 million.

The following table sets forth GATX’s principal sources and uses of cash for the six months ended June 30 (in millions):

	2012	2011
Principal sources of cash
Net cash provided by operating activities	$112.3	$117.2
Portfolio proceeds	227.1	78.7
Other asset sales	16.7	21.2
Proceeds from issuance of debt, commercial paper and credit facilities	355.6	352.7

	$711.7	$569.8

Principal uses of cash
Portfolio investments and capital additions	$(391.8)	$(260.1)
Repayments of debt, commercial paper and credit facilities	(315.2)	(238.8)
Purchases of leased-in assets	(0.7)	(61.1)
Payments on capital lease obligations	(1.8)	(17.4)
Dividends	(29.5)	(28.4)

	$(739.0)	$(605.8)

Net cash provided by operating activities for the first six months of 2012 was $112.3 million, a decrease of $4.9 million from the prior year. The decrease was primarily driven by higher incentive compensation payments, and income and value added tax payments in the current year compared to refunds received in the prior year, partially offset by higher lease income, lower maintenance expenses and other changes in working capital.

Portfolio proceeds for the first six months of 2012 of $227.1 million increased by $148.4 million from the prior year, primarily due to higher proceeds from sales of leased equipment. Proceeds in 2012 primarily included $110.3 million from sale of operating assets and $82.5 million from the sale of leverage lease investments. Proceeds from other asset sales (primarily scrapping of railcars) of $16.7 million for the first six months of 2012 decreased by $4.5 million from the prior year.

Portfolio investments and capital additions for the first six months of 2012 totaled $391.8 million, an increase of $131.7 million from the prior year. Rail and Portfolio Management investments in 2012 were $320.6 million and $56.5 million, respectively, compared to $156.3 million and $89.3 million, respectively, in 2011. Rail investments in 2012 included railcars delivering under a five year supply agreement.

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

Proceeds from the issuance of debt for the first six months of 2012 were $355.6 million (net of hedges and debt issuance costs). Debt repayments of $315.2 million for the first six months of 2012 consisted of scheduled debt maturities and repayment of short-term debt.

Short-Term Borrowings

The following table provides certain information regarding GATX’s short-term borrowings for the six months ended June 30, 2012:

	North America (a)	Europe (b)
Balance as of June 30 (in millions)	$20.0	$80.5
Weighted average interest rate	0.5%	1.7%
Euro/Dollar exchange rate	n/a	1.2667

Average monthly amount outstanding during year (in millions)	$46.6	$52.1
Weighted average interest rate	0.5%	2.1%
Average Euro/Dollar exchange rate	n/a	1.2976

Average monthly amount outstanding during 2nd quarter (in millions)	$71.5	$63.4
Weighted average interest rate	0.6%	2.1%
Average Euro/Dollar exchange rate	n/a	1.2833

Maximum month-end amount outstanding (in millions)	$126.0	$80.5
Euro/Dollar exchange rate	n/a	1.2667

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.
(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

GATX has a $560 million senior unsecured revolving credit facility that expires in May 2015. As of June 30, 2012, availability under this facility was $530.4 million, with $20.0 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Certain of GATX’s bank term loans have the same financial covenants as the $560 million facility.

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that GATX may incur. Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness.

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

GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At June 30, 2012, GATX was in compliance with all covenants and conditions of its credit agreements.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2012, S&P’s long and short-term unsecured debt ratings for GATX were BBB and A-2, respectively. On April 26, 2012, Moody’s downgraded GATX’s long-term rating from Baa1 to Baa2 and confirmed its short-term rating at P-2. GATX’s ratings outlook from both agencies was stable.

Contractual Commitments

At June 30, 2012, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Recourse debt	$3,321.4	$349.2	$450.4	$453.6	$505.1	$603.8	$959.3
Nonrecourse debt	140.8	6.4	33.7	58.3	31.3	8.3	2.8
Commercial paper and credit facilities	100.5	100.5	—	—	—	—	—
Capital lease obligations	14.6	1.5	3.1	3.1	3.1	2.7	1.1
Operating leases — recourse	910.7	36.1	108.7	113.5	131.2	93.4	427.8
Operating leases — nonrecourse	216.3	13.7	28.2	27.6	26.2	22.1	98.5
Portfolio investments (a)	1,287.6	276.4	299.9	261.7	266.9	176.0	6.7

	$5,991.9	$783.8	$924.0	$917.8	$963.8	$906.3	$1,496.2

(a)	Primarily railcar purchase commitments.

Critical Accounting Policies

There have been no changes to GATX’s critical accounting policies during the six months ending June 30, 2012; refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011, for a summary of GATX’s policies.

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

GATX presents the financial measures of return on equity and net income that exclude the effect of Tax Adjustments and Other Items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between years and provides transparency into the operating results of GATX’s business. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.

Glossary of Key Terms

•

Non-GAAP Financial Measures — Numerical or percentage-based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income Excluding Tax Adjustments and Other Items — Net income excluding certain items that GATX believes are not necessarily related to its ongoing business activities.

•

Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average shareholders’ equity.

•	Return on Equity Excluding Tax Adjustments and Other Items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	June 30 2011	September 30 2011	December 31 2011	March 31 2012	June 30 2012
Consolidated On Balance Sheet Assets	$5,642.5	$5,756.5	$5,857.5	$5,792.9	$5,917.9
Off Balance Sheet Assets:
Rail	906.2	879.5	884.5	813.7	819.5
ASC	—	—	—	—	23.3
Portfolio Management	3.0	2.8	2.6	0.8	—

Total On and Off Balance Sheet Assets	$6,551.7	$6,638.8	$6,744.6	$6,607.4	$6,760.7

Shareholders’ Equity	$1,191.1	$1,155.3	$1,127.3	$1,175.5	$1,170.7

The following table presents GATX’s net income for the trailing twelve months ended June 30 (in millions):

	2012	2011
Net Income, as reported	$118.3	$86.9
Tax Adjustments (a)	(8.2)	(7.7)
Other Items (b)	22.5	(8.6)

Net Income, excluding Tax Adjustments and Other Items	$132.6	$70.6

(a)	For the trailing twelve months of 2012, tax adjustments include a $4.1 million deferred tax benefit attributable to a reduction in the statutory tax rates of the United Kingdom, $4.8 million of tax benefits primarily attributable to the reversal of accruals resulting from the close of a domestic tax audit and a $0.7 million of deferred tax adjustment due to an enacted rate increase in Ontario, Canada. For the trailing twelve months of 2011, tax benefits include $5.8 million primarily attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred benefit attributable to a reduction in statutory tax rates of the United Kingdom.
(b)	For the trailing twelve months of 2012, other items include $29.2 million (after-tax) from realized and unrealized losses on AAE interest rate swaps, a $3.2 million (no tax effect) reserve release related to the favorable resolution of litigation matter and a $3.5 million (after-tax) gain related to a leveraged lease adjustment. For the trailing twelve months of 2011, other items include $8.6 million (after-tax) from unrealized gains on AAE interest rate swaps.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: July 25, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.