Form 10-Q
period 2012-09-30
GATX CORP
filed 2012-10-24
CIK 40211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, 46.9 million common shares were outstanding.

GATX CORPORATION

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

($ in millions, except share data)

	September 30 2012	December 31 2011
Assets

Cash and Cash Equivalents	$430.6	$248.4
Restricted Cash	27.7	35.2

Receivables
Rent and other receivables	85.1	76.7
Loans	28.0	30.4
Finance leases	241.5	334.9
Less: allowance for losses	(3.4)	(11.8)

	351.2	430.2

Operating Assets and Facilities
Rail (includes $123.0 and $123.5 relating to a consolidated VIE at September 30, 2012 and December 31, 2011, respectively)	5,911.4	5,692.6
ASC	386.2	374.7
Portfolio Management	361.0	348.7
Less: allowance for depreciation (includes $23.3 and $19.2 relating to a consolidated VIE at September 30, 2012 and December 31, 2011, respectively)	(2,149.8)	(2,056.7)

	4,508.8	4,359.3

Investments in Affiliated Companies	532.3	513.8
Goodwill	90.0	90.5
Other Assets	184.5	180.1

Total Assets	$6,125.1	$5,857.5

Liabilities and Shareholders’ Equity

Accounts Payable and Accrued Expenses	$158.4	$135.6
Debt
Commercial paper and borrowings under bank credit facilities	216.1	28.6
Recourse	3,347.4	3,354.8
Nonrecourse (includes $37.5 and $45.2 relating to a consolidated VIE at September 30, 2012 and December 31, 2011, respectively)	133.3	149.4
Capital lease obligations	11.3	14.3

	3,708.1	3,547.1

Deferred Income Taxes	800.2	765.9
Other Liabilities	233.0	281.6

Total Liabilities	4,899.7	4,730.2

Shareholders’ Equity

Preferred stock ($1.00 par value, 5,000,000 shares authorized 15,567 and 16,644 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively, aggregate liquidation preference of $0.9 and $1.0, respectively)

	*	*
Common stock ($0.625 par value, 120,000,000 authorized, 66,015,245 and 65,775,568 shares issued and 46,892,725 and 46,653,048 shares outstanding as of September 30, 2012 and December 31, 2011, respectively)	41.1	41.1
Additional paid in capital	652.7	644.4
Retained earnings	1,234.5	1,171.2
Accumulated other comprehensive loss	(142.6)	(169.1)
Treasury stock at cost (19,122,520 shares at September 30, 2012 and December 31, 2011)	(560.3)	(560.3)

Total Shareholders’ Equity	1,225.4	1,127.3

Total Liabilities and Shareholders’ Equity	$6,125.1	$5,857.5

*	Less than $0.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross Income
Lease income	$237.9	$227.9	$702.8	$679.9
Marine operating revenue	79.1	70.3	166.0	138.0
Asset remarketing income	7.7	16.2	44.3	33.3
Other income	18.7	23.5	57.8	66.3

Revenues	343.4	337.9	970.9	917.5
Share of affiliates’ earnings	19.1	1.8	23.3	33.9

Total Gross Income	362.5	339.7	994.2	951.4

Ownership Costs
Depreciation	60.7	57.7	175.9	167.3
Interest expense, net	42.9	40.9	127.1	126.9
Operating lease expense	32.7	31.7	96.6	99.6

Total Ownership Costs	136.3	130.3	399.6	393.8

Other Costs and Expenses
Maintenance expense	68.6	68.5	196.9	208.6
Marine operating expense	51.3	50.5	108.6	98.6
Selling, general and administrative	38.6	38.5	115.6	112.3
Other expense	16.1	8.2	39.6	32.9

Total Other Costs and Expenses	174.6	165.7	460.7	452.4

Income before Income Taxes	51.6	43.7	133.9	105.2
Income Taxes	(2.2)	10.8	26.3	26.0

Net Income	$53.8	$32.9	$107.6	$79.2

Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	10.8	(56.4)	8.7	(16.9)
Unrealized (loss) gain on securities	—	(0.2)	0.1	(0.6)
Unrealized gain (loss) on derivative instruments	0.2	(1.0)	13.6	6.8
Post-retirement benefit plans	1.4	0.9	4.1	2.8

Other comprehensive income (loss)	12.4	(56.7)	26.5	(7.9)

Comprehensive Income (Loss)	$66.2	$(23.8)	$134.1	$71.3

Per Share Data
Basic	$1.15	$0.71	$2.30	$1.71
Average number of common shares (in millions)	46.9	46.5	46.8	46.4

Diluted	1.13	0.70	2.26	1.68
Average number of common shares and common share equivalents (in millions)	47.6	47.2	47.5	47.1

Dividends declared per common share	$0.30	$0.29	$0.90	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30
	2012	2011
Operating Activities
Net income	$107.6	$79.2

Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(52.0)	(51.2)
Depreciation	184.9	176.0
Deferred income taxes	31.8	18.9
Share of affiliates’ earnings, net of dividends	(12.8)	(28.2)
Change in income taxes payable	(9.6)	11.5
Change in accrued operating lease expense	(36.6)	(32.5)
Employee benefit plans	0.5	(4.0)
Other	10.8	19.2

Net cash provided by operating activities	224.6	188.9

Investing Activities
Additions to operating assets and facilities	(498.1)	(327.7)
Loans extended	(1.0)	(19.1)
Investments in affiliates	(24.3)	(113.2)
Other	—	(0.1)

Portfolio investments and capital additions	(523.4)	(460.1)
Purchases of leased-in assets	(1.3)	(61.1)
Portfolio proceeds	260.2	108.9
Proceeds from sales of other assets	22.5	31.5
Proceeds from sale-leaseback	71.3	—
Net decrease in restricted cash	7.6	6.0

Net cash used in investing activities	(163.1)	(374.8)

Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	312.9	545.9
Repayments of debt (original maturities longer than 90 days)	(334.5)	(277.1)
Net increase in debt with original maturities of 90 days or less	188.2	9.1
Payments on capital lease obligations	(3.0)	(18.5)
Employee exercises of stock options	2.9	5.1
Derivative settlements	(1.4)	(1.1)
Dividends	(43.6)	(42.3)

Net cash provided by financing activities	121.5	221.1

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	1.3

Net increase in Cash and Cash Equivalents during the period	182.2	36.5
Cash and Cash Equivalents at beginning of period	248.4	78.5

Cash and Cash Equivalents at end of period	$430.6	$115.0

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

NOTE 2.         Basis of Presentation

The accompanying unaudited consolidated financial statements of GATX Corporation and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. In particular, ASC’s fleet is generally inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes. In addition, the timing of asset remarketing income is dependent, in part, on market conditions and, therefore, does not occur evenly from period to period. For further information, refer to the consolidated financial statements and footnotes as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 3.         Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GATX, such as lease financing and related services for customers operating rail, marine and industrial equipment assets as well as other business activities.

Operating results for all affiliated companies, assuming GATX held a 100% interest, would be (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues	$163.2	$165.9	$506.4	$502.0
Pre-tax income reported by affiliates	40.2	6.7	41.6	89.2

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

GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing for a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The risks associated with this VIE are substantially similar to those of GATX’s wholly-owned railcar leasing activities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of assets and liabilities of the VIE were (in millions):

	September 30 2012	December 31 2011
Operating assets, net of accumulated depreciation (a)	$99.7	$104.3
Nonrecourse debt	37.5	45.2

(a)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate were (in millions):

	September 30, 2012		December 31, 2011
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$91.3	$91.3	$72.2	$72.2
Leveraged leases	—	—	78.5	78.5
Other investment	0.7	0.7	0.9	0.9

Total	$92.0	$92.0	$151.6	$151.6

NOTE 5.         Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$11.4	$—	$11.4	$—
Available for sale equity securities and warrants	3.4	3.4	—	—

Liabilities
Interest rate derivatives (a)	1.0	—	1.0	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	0.9	—	0.9	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$15.3	$—	$15.3	$—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
Available for sale equity securities and warrants	2.9	2.9	—	—

Liabilities
Interest rate derivatives (a)	2.1	—	2.1	—
Interest rate derivatives (b)	0.3	—	0.3	—

(a)	Designated as hedges
(b)	Not designated as hedges

Available for sale equity securities are valued based on quoted prices on an active exchange. Warrants are valued based on the fair value of the underlying securities. Derivatives are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of September 30, 2012 and December 31, 2011, GATX had three instruments outstanding with an aggregate notional amount of $350.0 million for each period. As of September 30, 2012, these derivatives had maturities ranging from 2012-2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of September 30, 2012 and December 31, 2011, GATX had 12 instruments outstanding with an aggregate notional amount of $99.1 million and 11 instruments outstanding with an aggregated notional amount of $73.4 million, respectively. As of September 30, 2012, these derivatives had maturities ranging from 2012-2019. Within the next 12 months, GATX expects to reclassify $6.9 million ($4.4 million after-tax) of net losses on previously terminated derivatives from accumulated unrealized loss on derivative instruments to earnings. Amounts are reclassified when interest and operating lease expense attributable to the hedged transactions affect earnings.

Non-designated Derivatives — GATX does not hold or issue derivative financial instruments for purposes other than hedging, although certain derivatives are not designated as accounting hedges. Changes in the fair value of these derivatives are recognized in earnings immediately.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2012, was $1.3 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The income statement and other comprehensive income impacts of GATX’s derivative instruments were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended September 30		Nine Months Ended September 30
		2012	2011	2012	2011
Fair value hedges (a)	Interest expense	$(1.3)	$0.4	$(3.9)	$(0.3)
Cash flow hedges	Other comprehensive income (loss) (effective portion)	0.3	0.8	1.0	(5.1)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(1.1)	(2.1)	(4.1)	(6.0)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated unrealized loss on derivative instruments)	(0.4)	(0.4)	(1.1)	(1.2)
Non-designated	Other expense	(2.1)	2.6	(0.6)	2.3

(a)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The fair values of investment funds (which are accounted for under the cost method) are based on the best information available and may include quoted investment fund values. The fair values of loans and fixed and floating rate debt were estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs used in estimating each of these fair values are significant observable inputs and therefore are classified in Level 2 of the fair value hierarchy.

The following table sets forth the carrying amounts and fair values of GATX’s other financial instruments as of (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$2.5	$5.8	$2.7	$7.4
Loans	28.0	28.5	30.4	30.7

Liabilities
Recourse fixed rate debt	$2,661.4	$2,830.0	$2,627.2	$2,754.9
Recourse floating rate debt	686.0	683.6	727.6	714.8
Nonrecourse debt	133.3	142.2	149.4	159.3

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows GATX’s commercial commitments as of (in millions):

	September 30	December 31
	2012	2011
Affiliate guarantees	$42.0	$42.0
Asset residual value guarantees	35.3	33.9
Lease payment guarantees	42.4	47.0
Performance bonds	1.3	1.3
Standby letters of credit	9.6	9.8

Total commercial commitments (a)	$130.6	$134.0

(a)	At September 30, 2012 and December 31, 2011, the carrying values of liabilities on the balance sheet for commercial commitments were $6.7 million and $6.4 million, respectively. The expirations of these commitments range from 2013 to 2022. GATX is not aware of any event that would require it to satisfy any of these commitments.

Affiliate guarantees generally represent GATX’s guarantee of repayment of a portion of the financing utilized by the affiliate to acquire or lease-in assets. These guarantees are in lieu of making direct equity investments in the affiliate and reduce the affiliate’s financing costs. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their financing obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed. Such residual sharing gains are recorded in asset remarketing income. If, at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to the residual value guarantee will be reduced by the value realized from disposition of the asset. Asset residual value guarantees include those related to assets of affiliated companies.

Lease payment guarantees represent GATX’s guarantee of third-party lease payments to financial institutions. Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standby letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations. At September 30, 2012, GATX does not expect any material losses to result from these off balance sheet instruments since performance is not anticipated to be required.

NOTE 7.         Share-Based Compensation

In the first nine months of 2012, GATX granted 350,200 stock appreciation rights (“SARs”), 63,380 restricted stock units, 76,780 performance shares and 15,420 phantom stock units. For the three and nine months ended September 30, 2012, total share-based compensation expense was $3.0 million and $9.1 million, respectively, and related tax benefits were $1.1 million and $3.4 million, respectively. For the three and nine months ended September 30, 2011, total share-based compensation expense was $2.0 million and $6.9 million, respectively, and related tax benefits were $0.8 million and $2.6 million, respectively.

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

NOTE 8.         Income Taxes

GATX’s effective tax rate was 20% for the nine months ended September 30, 2012, compared to 25% for the nine months ended September 30, 2011. GATX’s effective tax rate in any period is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions which are taxed at different rates. The effective rate for both the current and prior periods reflects the impact of $20.9 million of losses and $11.0 million of gains, respectively, related to certain interest rate swaps at GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”), which were taxed at the Swiss statutory rate of approximately 10%. Additionally, in the current year, tax benefits of $15.5 million were recognized in connection with the close of a federal tax audit, a $4.6 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom and a $0.7 million deferred tax expense was recognized in connection with an increase in the statutory tax rates of Canada. In the prior year, a $4.1 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom. Excluding the effect of the AAE interest rate swaps and tax adjustments from each period, the effective tax rates for each of the first nine months of 2012 and 2011 was 31%.

As of September 30, 2012, GATX’s gross liability for unrecognized tax benefits totaled $4.7 million, which, if fully recognized, would decrease income tax expense by $4.7 million ($3.2 million net of federal tax). Subject to the completion of certain audits or the expiration of the applicable statute of limitations, the Company believes it is reasonably possible that within the next 12 months, unrecognized foreign tax benefits of $0.4 million may be recognized.

NOTE 9.         Pension and Other Post-Retirement Benefits

The components of pension and other post-retirement benefit costs for the three months ended September 30, 2012 and 2011, were as follows (in millions):

	2012 Pension Benefits	2011 Pension Benefits	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$1.5	$1.4	$0.1	$0.1
Interest cost	4.9	5.2	0.5	0.6
Expected return on plan assets	(7.4)	(8.4)	—	—
Amortization of:
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss (gains)	2.5	1.8	—	(0.1)

Net costs (a)	$1.2	$(0.3)	$0.6	$0.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2012 and 2011, were as follows (in millions):

	2012 Pension Benefits	2011 Pension Benefits	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$4.5	$4.1	$0.2	$0.2
Interest cost	14.8	15.6	1.5	1.7
Expected return on plan assets	(22.2)	(25.0)	—	—
Amortization of:
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	7.5	5.4	(0.1)	(0.2)

Net costs (a)	$3.8	$(0.7)	$1.5	$1.6

(a)	The amounts reported herein are based on estimated annual costs. Actual annual costs for the year ending December 31, 2012, may differ from these estimates.

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

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net income	$53.8	$32.9	$107.6	$79.2

Denominator:
Weighted average shares outstanding - basic	46.9	46.5	46.8	46.4
Effect of dilutive securities:
Equity compensation plans	0.6	0.6	0.6	0.6
Convertible preferred stock	0.1	0.1	0.1	0.1

Weighted average shares outstanding - diluted	47.6	47.2	47.5	47.1

Basic earnings per share	$1.15	$0.71	$2.30	$1.71

Diluted earnings per share	$1.13	$0.70	$2.26	$1.68

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

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). On June 28, 2012, the Public Prosecutors of Lucca (“Public Prosecutors”) formally notified GATX Rail Austria and two of its subsidiaries (collectively, “GRA”), as well as several maintenance and supervisory employees (the “Employees”), that they had concluded their investigation of the Viareggio accident and intend to charge GRA and the Employees with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar notices were issued to, among others, four Italian Railway companies and eighteen of their employees. The Public Prosecutor’s report asserts that a crack in one of the tank car’s axles broke, causing the derailment and resulting in a tank car rupture and release of LPG, after the car hit an obstacle on the side of the track placed there by the Italian Railway. The report alleges that the crack was detectible at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). The Company believes that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards and will present numerous scientific and technical defenses to the Public Prosecutor’s report in the forthcoming proceedings. With respect to claims for personal injuries and property damages, the Company and its subsidiaries maintain insurance for such losses, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle these claims. These joint settlement efforts have resolved the majority of asserted civil damage claims related to the accident, and joint efforts to resolve the remaining civil claims are ongoing. In addition to settling civil claims, the Company’s insurers have been providing reimbursement for legal defense costs, including the costs of criminal defense. Recently, one of the Company’s eleven insurers notified the Company that, with respect to its layer of coverage, it will not reimburse the costs of criminal defense, and the Company is engaged in insurance coverage discussions with that insurer to attempt resolution of the issue. The Company cannot predict the outcome of those discussions or the amount of criminal defense costs that ultimately may not be reimbursed by that insurer. Additionally, the Company cannot predict the outcome of the foregoing legal proceedings or what other legal proceedings, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the amount or range of loss (including criminal defense costs) that may ultimately be incurred in connection with this accident. Accordingly, the Company has not established any accruals with respect to this matter.

Litigation Accruals

The Company has recorded accruals totaling $1.9 million at September 30, 2012, for losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. However, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of the Company’s legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which the Company has recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX’s consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

The Company’s operations are subject to extensive federal, state and local environmental regulations. GATX’s operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Additionally, some of GATX’s real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, GATX is subject to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally contributes to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP. GATX has been notified that it is a PRP, among many PRPs, for study and cleanup costs at three Superfund sites for which investigation and remediation payments have yet to be determined.

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

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 17 sites, including the Superfund sites, at which it is contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of September 30, 2012, GATX has recorded accruals of $15.9 million for remediation and restoration costs that the Company believes to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on GATX’s balance sheet. GATX’s environmental liabilities are not discounted.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables depict the profitability, financial position and capital expenditures of each of GATX’s business segments for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2012
Profitability
Revenues	$245.2	$80.2	$17.8	$0.2	$343.4
Share of affiliates’ earnings	4.3	—	14.8	—	19.1

Total gross income	249.5	80.2	32.6	0.2	362.5
Ownership costs	114.9	7.1	12.5	1.8	136.3
Other costs and expenses	71.1	59.9	5.1	(0.1)	136.0

Segment profit (loss)	$63.5	$13.2	$15.0	$(1.5)	90.2
SG&A					38.6

Income before income taxes					$51.6
Capital Expenditures
Portfolio investments and capital additions	$123.3	$0.3	$6.3	$1.7	$131.6
Selected Balance Sheet Data at September 30, 2012
Investments in affiliated companies	$126.2	$—	$406.1	$—	$532.3
Identifiable assets	$4,553.4	$290.6	$815.1	$466.0	$6,125.1

Three Months Ended September 30, 2011
Profitability
Revenues	$242.6	$71.3	$23.7	$0.3	$337.9
Share of affiliates’ earnings	(2.0)	—	3.8	—	1.8

Total gross income	240.6	71.3	27.5	0.3	339.7
Ownership costs	111.8	5.6	12.1	0.8	130.3
Other costs and expenses	65.8	57.2	3.9	0.3	127.2

Segment profit (loss)	$63.0	$8.5	$11.5	$(0.8)	82.2
SG&A					38.5

Income before income taxes					$43.7
Capital Expenditures
Portfolio investments and capital additions	$133.8	$3.3	$62.1	$0.8	$200.0
Selected Balance Sheet Data at December 31, 2011
Investments in affiliated companies	$163.0	$—	$384.5	$—	$547.5
Identifiable assets	$4,448.6	$286.3	$862.0	$159.6	$5,756.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2012
Profitability
Revenues	$736.0	$169.2	$65.0	$0.7	$970.9
Share of affiliates’ earnings	(12.2)	—	35.5	—	23.3

Total gross income	723.8	169.2	100.5	0.7	994.2
Ownership costs	342.9	15.9	37.0	3.8	399.6
Other costs and expenses	209.2	124.0	11.9	—	345.1

Segment profit (loss)	$171.7	$29.3	$51.6	$(3.1)	249.5
SG&A					115.6

Income before income taxes					$133.9
Capital Expenditures
Portfolio investments and capital additions	$443.9	$11.7	$62.8	$5.0	$523.4

Nine Months Ended September 30, 2011
Profitability
Revenues	$717.1	$142.2	$57.2	$1.0	$917.5
Share of affiliates’ earnings	13.4	—	20.5	—	33.9

Total gross income	730.5	142.2	77.7	1.0	951.4
Ownership costs	341.3	13.5	36.1	2.9	393.8
Other costs and expenses	217.9	110.8	10.6	0.8	340.1

Segment profit (loss)	$171.3	$17.9	$31.0	$(2.7)	217.5
SG&A					112.3

Income before income taxes					$105.2
Capital Expenditures
Portfolio investments and capital additions	$290.1	$15.9	$151.4	$2.7	$460.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GATX Corporation leases, operates, manages and remarkets long-lived, widely-used assets primarily in the rail and marine markets. GATX also invests in affiliates that complement existing business activities. Headquartered in Chicago, Illinois, GATX has three financial reporting segments: Rail, American Steamship Company (“ASC”) and Portfolio Management.

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2012. For further information, refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011.

DISCUSSION OF OPERATING RESULTS

Net income was $107.6 million for the first nine months of 2012 compared to net income of $79.2 million for the first nine months of 2011. Results for the first nine months of 2012 and 2011 include benefits from Tax Adjustments and Other Items of $0.7 million and $13.9 million, respectively. Net income was $53.8 million for the third quarter of 2012 compared to net income of $32.9 million for the third quarter of 2011. Results for the third quarter of 2012 and 2011 include benefits from Tax Adjustments and Other Items of $18.2 million and $1.3 million, respectively. Details of the Tax Adjustments and Other Items can be found under Non-GAAP Financial Measures at the end of this Item 2.

Total investment volume was $523.4 million for the first nine months of 2012 compared to $460.1 million for the first nine months of 2011.

The following table presents a financial summary of GATX’s financial reporting segments (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross Income
Rail	$249.5	$240.6	$723.8	$730.5
ASC	80.2	71.3	169.2	142.2
Portfolio Management	32.6	27.5	100.5	77.7

Total segment gross income	362.3	339.4	993.5	950.4
Other	0.2	0.3	0.7	1.0

Consolidated Gross Income	$362.5	$339.7	$994.2	$951.4

Segment Profit
Rail	$63.5	$63.0	$171.7	$171.3
ASC	13.2	8.5	29.3	17.9
Portfolio Management	15.0	11.5	51.6	31.0

Total Segment Profit	91.7	83.0	252.6	220.2
Less:
Selling, general and administrative expenses	38.6	38.5	115.6	112.3
Unallocated interest expense, net	1.8	0.8	4.0	3.1
Other income and expense, including eliminations	(0.3)	—	(0.9)	(0.4)
Income taxes	(2.2)	10.8	26.3	26.0

Consolidated Net Income	$53.8	$32.9	$107.6	$79.2

Basic earnings per share	$1.15	$0.71	$2.30	$1.71
Diluted earnings per share	$1.13	$0.70	$2.26	$1.68

Return on Equity

The following table presents GATX’s return on equity (“ROE”) for the trailing twelve months ended September 30:

	2012	2011
ROE	11.7%	8.8%
ROE, excluding Tax Adjustments and Other Items	11.5%	7.1%

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

Rail

In the third quarter of 2012, lease rate pricing and demand for tank railcars remained strong. Rail’s utilization in North America was 98.2%, compared to 98.3% at the end of the second quarter and 98.2% at September 30, 2011. The average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) increased 26.4% from the weighted average expiring lease rate, compared to increases of 23.9% for the second quarter of 2012 and 9.6% for the third quarter of 2011.

Rail entered 2012 with leases on approximately 20,000 railcars in North America scheduled to expire during the year, of which approximately 3,700 remained at the end of the third quarter. The majority of year-to-date expirations were renewed with existing customers. In the current strong lease rate environment, as evidenced by the LPI, Rail is highly focused on lengthening lease terms. Lease terms on renewals for cars in the LPI averaged 59 months in the current quarter, consistent with the prior quarter and up from 49 months in the third quarter of 2011. While utilization is high for most railcar types, demand across freight car types is inconsistent, with coal cars particularly weak. Leases on approximately 200 coal cars are scheduled to expire during the remainder of 2012, a portion of which are unlikely to be renewed.

In Europe, Rail has experienced modest improvements in lease rate pricing and has increased its wholly-owned tank car fleet through investments in new railcars. At the end of the third quarter of 2012, fleet utilization was 96.6% compared to 96.3% at the end of the second quarter and 96.0% at September 30, 2011. Demand for tank cars serving the petroleum markets is solid; however, demand for railcars serving the chemical markets has softened. GATX’s European Rail affiliate, AAE Cargo A.G. (“AAE”), which serves freight car markets, is experiencing relatively stable operating results; however, fleet utilization remains much lower than historical norms due to ongoing weakness in the European economy.

During the first nine months of 2012, Rail’s investment volume was $443.9 million, compared to $290.1 million in 2011. Year-to-date, Rail has acquired approximately 4,300 railcars, including railcars delivering under a five-year supply agreement. Also, during the second quarter, GATX entered the Indian railcar leasing market with an agreement to purchase newly manufactured railcars, which are expected to deliver and be placed on lease beginning in the fourth quarter.

Components of Rail’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross Income
Lease income	$220.8	$212.1	$651.1	$632.8
Asset remarketing income	6.6	8.0	29.8	22.7
Other income	17.8	22.5	55.1	61.6

Revenues	245.2	242.6	736.0	717.1
Affiliate earnings	4.3	(2.0)	(12.2)	13.4

	249.5	240.6	723.8	730.5
Ownership Costs
Depreciation	51.1	49.6	151.8	146.4
Interest expense, net	32.4	30.8	97.0	96.1
Operating lease expense	31.4	31.4	94.1	98.8

	114.9	111.8	342.9	341.3
Other Costs and Expenses
Maintenance expense	60.9	61.8	182.1	196.4
Other costs	10.2	4.0	27.1	21.5

	71.1	65.8	209.2	217.9

Segment Profit	$63.5	$63.0	$171.7	$171.3

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

Rail’s Fleet Data

The following table summarizes certain fleet data for railcars in North America for the quarters indicated:

	September 30 2011	December 31 2011	March 31 2012	June 30 2012	September 30 2012
Beginning balance	108,764	109,091	109,070	109,116	109,187
Cars added	1,069	972	1,223	1,385	858
Cars scrapped	(602)	(696)	(544)	(591)	(544)
Cars sold	(140)	(297)	(633)	(723)	(339)

Ending balance	109,091	109,070	109,116	109,187	109,162

Utilization rate at quarter end	98.2%	98.2%	98.5%	98.3%	98.2%
Average active railcars	106,984	107,121	107,328	107,452	107,224

The following table summarizes certain fleet data for railcars in Europe for the quarters indicated:

	September 30 2011	December 31 2011	March 31 2012	June 30 2012	September 30 2012
Beginning balance	20,675	20,828	20,927	21,064	21,209
Cars added	200	368	304	273	355
Cars scrapped or sold	(47)	(269)	(167)	(128)	(250)

Ending balance	20,828	20,927	21,064	21,209	21,314

Utilization rate at quarter end	96.0%	97.1%	96.7%	96.3%	96.6%
Average active railcars	19,881	20,112	20,356	20,386	20,490

The following table summarizes certain fleet data for locomotives in North America for the quarters indicated:

	September 30 2011	December 31 2011	March 31 2012	June 30 2012	September 30 2012
Beginning balance	572	572	572	576	549
Locomotives added	5	—	4	16	7
Locomotives scrapped or sold	(5)	—	—	(43)	(2)

Ending balance	572	572	576	549	554

Utilization rate at quarter end	95.9%	98.1%	94.3%	98.5%	99.1%
Average active locomotives	560	561	552	531	545

Rail’s Lease Income

Components of Rail’s lease income are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
North America — railcars	$172.2	$161.6	$506.9	$484.8
North America — locomotives	8.5	9.1	25.1	26.7
Europe	40.1	41.4	119.1	121.3

	$220.8	$212.1	$651.1	$632.8

Comparison of the First Nine Months of 2012 to the First Nine Months of 2011

Segment Profit

Rail’s segment profit for the first nine months of 2012 and 2011 reflects losses of $20.9 million and gains of $11.0 million respectively, related to certain interest rate swaps at AAE. Excluding these items from each period, Rail’s segment profit increased $32.3 million, primarily due to higher lease and asset remarketing income, higher affiliate earnings and lower maintenance costs, partially offset by the unfavorable remeasurement of an embedded foreign currency derivative, lower scrapping gains and the unfavorable foreign exchange effects of a stronger U.S. dollar.

AAE holds multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. The unrealized gains and losses were primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future gains or losses associated with these swaps. Unrealized losses in 2012 were $7.4 million and unrealized gains in 2011 were $11.0 million. Additionally, in the second quarter of 2012, AAE refinanced a portion of its debt and terminated an associated swap at a loss. GATX’s portion of the loss was $13.5 million, which was included in share of affiliates’ earnings.

Gross Income

Lease income in North America increased $20.5 million, primarily due to higher lease rates in the current year. In Europe, a $2.2 million decrease in lease income was driven primarily by the foreign exchange rate effects of a stronger U.S. dollar, partially offset by higher lease rates and an average of approximately 650 more railcars on lease. Asset remarketing income increased $7.1 million, primarily due to more assets sold in the current year. Other income was $6.5 million lower, primarily due to lower scrapping gains resulting from lower scrap steel rates. Affiliates’ earnings decreased $25.6 million from the prior year. Excluding the impact of the interest rate swaps at AAE from each period, affiliates’ earnings increased $6.3 million, primarily due to higher affiliate operating income, which included lower depreciation expense at AAE of $4.1 million due to a change in railcar depreciation policy enacted in the third quarter of 2012 (based on a re-evaluation of the underlying assumptions) that extended depreciable lives and increased estimated salvage values. The change in policy is expected to benefit AAE’s pre-tax income by an additional $2.0 million in the fourth quarter.

Ownership Costs

Ownership costs were $1.6 million higher than the prior year, primarily due to higher debt and asset balances from acquisitions of railcars, partially offset by the foreign exchange effects of a stronger U.S. dollar.

Other Costs and Expenses

In North America, maintenance costs decreased by $9.7 million, largely due to fewer service events resulting from high lease renewal success. In Europe, maintenance costs were $4.7 million lower, primarily due to the foreign exchange effects of a stronger U.S. dollar.

Other costs were $5.6 million higher than the prior year, primarily due to the unfavorable current year impact from the remeasurement of an embedded foreign currency derivative (related to certain non-functional currency lease contracts).

Comparison of the Third Quarter 2012 to the Third Quarter 2011

Segment Profit

Rail’s segment profit for the third quarter of 2012 and 2011 reflects unrealized losses of $2.1 million and $3.1 million, respectively, related to the interest rate swaps at AAE. Excluding these losses from each period, Rail’s segment profit decreased $0.5 million, primarily due to the unfavorable impact from the remeasurement of an embedded foreign currency derivative, lower scrapping gains and the unfavorable foreign exchange effects of a stronger U.S. dollar, partially offset by higher lease and affiliate income.

Gross Income

Lease income in North America increased $10.0 million, primarily due to higher lease rates. In Europe, a $1.3 million decrease in lease income was driven primarily by the foreign exchange effects of a stronger U.S. dollar, partially offset by an average of approximately 600 more railcars on lease at higher lease rates. Asset remarketing income decreased $1.4 million, primarily due to fewer assets sold in the current year. Other income was $4.7 million lower, primarily due to lower scrapping gains resulting from fewer railcars scrapped at lower scrap steel rates. Affiliates’ earnings were $6.3 million higher than the prior year. Excluding the impact of the interest rate swaps at AAE from each period, affiliates’ earnings were $5.3 million higher in the current year, primarily due to the change in depreciation policy at AAE.

Ownership Costs

Ownership costs were $3.1 million higher than the prior year, primarily due to higher debt and asset balances from acquisitions of railcars, partially offset by the foreign exchange effects of a stronger U.S. dollar.

Other Costs and Expenses

In North America, maintenance costs increased $0.8 million, largely due to higher railroad repairs. In Europe, maintenance costs were $1.7 million lower, primarily due to the foreign exchange effects of a stronger U.S. dollar.

Other costs were $6.2 million higher than the prior year, primarily due to the unfavorable current year impact from the remeasurement of an embedded foreign currency derivative.

ASC

Steel production increased in 2012, which drove strong customer demand for iron ore. During the first nine months of 2012, ASC carried 20.9 million net tons of freight compared to 18.6 million net tons in the prior year period. During the third quarter of 2011, the licensed crew members represented by the American Maritime Officers (AMO) declared a strike, which resulted in lower shipping volumes and higher operating costs. During the second quarter of 2012, ASC took delivery of and placed into service a newly constructed articulated tug-barge (“ATB”). This vessel is expected to bring added flexibility to ASC’s fleet. ASC ended the third quarter operating 14 vessels, consistent with the prior year quarter.

Components of ASC’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross Income
Marine operating revenues	$79.1	$70.3	$166.0	$138.0
Lease income	1.1	1.0	3.2	3.1
Other income	—	—	—	1.1

	80.2	71.3	169.2	142.2

Ownership Costs
Depreciation	4.0	3.7	7.9	7.6
Interest expense, net	1.8	1.9	5.5	5.9
Operating lease expense	1.3	—	2.5	—

	7.1	5.6	15.9	13.5

Other Costs and Expenses
Maintenance expense	7.7	6.7	14.8	12.2
Marine operating expense	51.3	50.5	108.6	98.6
Other costs	0.9	—	0.6	—

	59.9	57.2	124.0	110.8

Segment Profit	$13.2	$8.5	$29.3	$17.9

Comparison of the First Nine Months of 2012 to the First Nine Months of 2011

Segment Profit

ASC’s segment profit for the first nine months of 2012 was $11.4 million higher than the prior year, primarily due to higher iron ore freight volumes and the absence of the negative impact of a labor work stoppage in the prior year.

Gross Income

Gross income increased $27.0 million, primarily due to higher iron ore freight volumes and rates and higher fuel surcharges, which offset higher fuel costs.

Ownership Costs

Ownership costs were $2.4 million higher than the prior year, primarily due to lease expense related to the ATB.

Other Costs and Expenses

Maintenance costs were $2.6 million higher than the prior year, primarily due to increased repairs in the current year. Marine operating expenses including fuel costs, increased $10.0 million, primarily due to more vessel operating days in the current year, partially offset by the absence of costs related to the work stoppage in the prior year. Other costs in 2012 primarily related to reserves and settlements for ongoing litigation matters.

Comparison of the Third Quarter of 2012 to the Third Quarter of 2011

Segment Profit

ASC’s segment profit for the third quarter of 2012 was $4.7 million higher than the prior year, primarily due to the absence of the negative impact of a labor work stoppage in the prior year.

Gross Income

Gross income increased $8.9 million, primarily due to higher freight volumes and rates and higher fuel surcharges, which offset higher fuel costs.

Ownership Costs

Ownership costs were $1.5 million higher than the prior year, primarily due to lease expense related to the ATB.

Other Costs and Expenses

Maintenance costs increased $1.0 million, primarily due to increased repairs in the current year. Marine operating expenses including fuel costs, increased $0.8 million, primarily due to more vessel operating days in the current year, partially offset by the absence of costs related to the work stoppage in the prior year. Other costs in 2012 primarily related to reserves and settlements for ongoing litigation matters.

Portfolio Management

Portfolio Management’s total asset base, including off balance sheet assets, was $815.1 million at September 30, 2012, compared to $846.6 million at December 31, 2011, and $864.8 million at September 30, 2011. Investment volume was $62.8 million in the first nine months of 2012 compared to $151.4 million in the prior year period. Investments in 2012 primarily consisted of $24.3 million in new and existing affiliates and $36.6 million in barges and equipment. The Rolls Royce affiliates continued to produce strong operating results while the marine markets remain generally weak for both wholly-owned and affiliate vessels.

Components of Portfolio Management’s operating results are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross Income
Lease income	$16.0	$14.8	$48.5	$44.0
Asset remarketing income	1.1	8.2	14.5	10.6
Other income	0.7	0.7	2.0	2.6

Revenues	17.8	23.7	65.0	57.2
Affiliate earnings	14.8	3.8	35.5	20.5

	32.6	27.5	100.5	77.7

Ownership Costs
Depreciation	5.6	4.4	16.2	13.3
Interest expense, net	6.9	7.4	20.6	21.8
Operating lease expense	—	0.3	0.2	1.0

	12.5	12.1	37.0	36.1

Other Costs and Expenses
Operating costs	5.3	3.6	17.6	10.3
Other costs	(0.2)	0.3	(5.7)	0.3

	5.1	3.9	11.9	10.6

Segment Profit	$15.0	$11.5	$51.6	$31.0

The following table sets forth information of Portfolio Management’s owned and managed assets (in millions):

	September 30 2011	December 31 2011	March 31 2012	June 30 2012	September 30 2012
Net book value of owned assets (a)	$864.8	$846.6	$831.4	$804.7	$815.1
Net book value of managed portfolio	$176.7	$166.7	$154.1	$149.0	$147.5

(a)	Includes off balance sheet assets

Comparison of the First Nine Months of 2012 to the First Nine Months of 2011

Segment Profit

Portfolio Management’s segment profit for the first nine months of 2012 was $20.6 million higher than the prior year, primarily due to higher affiliate earnings and higher asset remarketing income.

Gross Income

Lease income was $4.5 million higher than the prior year, primarily due to income from six vessels acquired from an affiliate in late 2011. Asset remarketing income increased $3.9 million primarily due to higher equipment sales in the current year. Affiliates’ earnings were $15.0 million higher than the prior year, primarily due to higher affiliate asset remarketing income in the current year and the absences of a prior year unfavorable adjustment attributable to an accounting change for residual value guarantees and prior year losses from the dissolution of an affiliate.

Ownership Costs

Ownership costs were slightly higher than the prior year as higher depreciation expense related to the six acquired vessels was largely offset by lower interest expense driven by lower interest rates.

Other Costs and Expenses

Operating costs increased $7.3 million, primarily due to operating expenses related to the six acquired vessels. Other costs decreased $6.0 million, primarily due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment and the favorable impact of current year warrant remeasurements.

Comparison of the Third Quarter of 2012 to the Third Quarter of 2011

Segment Profit

Portfolio Management’s segment profit for the third quarter of 2012 was $3.5 million higher than the prior year, primarily due to higher affiliate earnings, partially offset by lower asset remarketing income.

Gross Income

Lease income was $1.2 million higher than the prior year, primarily due to income from six vessels acquired from an affiliate in late 2011. Asset remarketing income decreased $7.1 million primarily due to lower equipment sales in the current quarter. Affiliates’ earnings increased $11.0 million, primarily due to higher affiliate asset remarketing income and the absence of losses from the dissolution of an affiliate in the prior year.

Ownership Costs

Ownership costs were comparable to the prior year, as higher depreciation expense related to the six acquired vessels was largely offset by lower interest expense driven by a lower average debt balance and lower interest rates.

Other Costs and Expenses

Other costs and expenses increased $1.2 million, primarily due to operating expenses related to the six acquired vessels, partially offset by lower operating costs for pooled barges.

Other

Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Selling, general and administrative expenses	$38.6	$38.5	$115.6	$112.3
Unallocated interest expense, net	1.8	0.8	4.0	3.1
Other income and expense, including eliminations	(0.3)	—	(0.9)	(0.4)
Income taxes	(2.2)	10.8	26.3	26.0

SG&A in 2012 was $3.3 million and $0.1 million higher for the first nine months and third quarter, respectively, compared to the prior year. Each of the increases was primarily due to higher compensation and post-employment benefits expenses. Largely offsetting the increased expenses in the current quarter were lower facilities and outside services expenses. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by the Company’s consolidated leverage level as well as the timing of debt issuances and segment investments.

Income Taxes

GATX’s effective tax rate was 20% for the nine months ended September 30, 2012, compared to 25% for the nine months ended September 30, 2011. GATX’s effective tax rate in any period is driven by the mix of pre-tax income, including share of affiliates’ earnings, among domestic and foreign jurisdictions which are taxed at different rates. The effective rate for both the current and prior periods reflects the impact of $20.9 million of losses and $11.0 million of gains, respectively, related to certain interest rate swaps at AAE, which were taxed at the Swiss statutory rate of approximately 10%. Additionally, in the current year, tax benefits of $15.5 million were recognized in connection with the close of a federal tax audit, a $4.6 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom and a $0.7 million deferred tax expense was recognized in connection with an increase in the statutory tax rates of Canada. In the prior year, a $4.1 million deferred tax benefit was recognized in connection with a reduction in the statutory tax rates of the United Kingdom. Excluding the effect of the AAE interest rate swaps and tax adjustments from each period, the effective tax rates for each of the first nine months of 2012 and 2011 was 31%.

Cash Flow and Liquidity

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio. GATX also accesses domestic and international capital markets through the issuance of secured and unsecured debt and commercial paper, and borrowings against committed revolving credit lines. These sources of cash, along with available cash balances, are used to service GATX’s debt, lease and dividend obligations, and fund portfolio investments and capital additions. Cash from operations and commercial paper issuances are the primary sources of cash used to fund daily operations.

Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2012, GATX had unrestricted cash balances of $430.6 million. Subsequent to the quarter end, GATX repaid $300.0 million of debt and $85.0 million of commercial paper.

The following table sets forth GATX’s principal sources and uses of cash for the nine months ended September 30 (in millions):

	2012	2011
Principal sources of cash
Net cash provided by operating activities	$224.6	$188.9
Portfolio proceeds	260.2	108.9
Other asset sales	22.5	31.5
Proceeds from sale-leaseback	71.3	—
Proceeds from issuance of debt, commercial paper and credit facilities	501.1	555.0

	$1,079.7	$884.3

Principal uses of cash
Portfolio investments and capital additions	$(523.4)	$(460.1)
Repayments of debt, commercial paper and credit facilities	(334.5)	(277.1)
Purchases of leased-in assets	(1.3)	(61.1)
Payments on capital lease obligations	(3.0)	(18.5)
Dividends	(43.6)	(42.3)

	$(905.8)	$(859.1)

Net cash provided by operating activities for the first nine months of 2012 was $224.6 million, an increase of $35.7 million from the prior year. The increase was primarily driven by higher lease and marine income, higher dividends from affiliates, lower maintenance expenses and other changes in working capital. The increase was partially offset by higher incentive compensation payments, and income and value added tax payments in the current year compared to refunds received in the prior year.

Portfolio proceeds for the first nine months of 2012 of $260.2 million increased by $151.3 million from the prior year, primarily due to higher proceeds from sales of leased equipment. Proceeds in 2012 primarily included $133.5 million from sale of operating assets and $82.5 million from the sale of leverage lease investments. Proceeds from other asset sales (primarily scrapping of railcars) of $22.5 million for the first nine months of 2012 decreased by $9.0 million from the prior year. In addition, a sale-leaseback financing was completed for 788 railcars and net proceeds of $71.3 million in the third quarter of 2012.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans and capitalized asset improvements. In the first nine months of 2012, Rail acquired approximately 3,400 railcars in North America and 900 railcars in Europe, compared to approximately 2,300 total railcars for the same period of 2011. Portfolio Management investments in 2012 primarily consisted of $24.3 million in new and existing affiliates and $36.6 million in equipment.

Proceeds from the issuance of debt for the first nine months of 2012 were $501.1 million (net of hedges and debt issuance costs). Debt repayments of $334.5 million for the first nine months of 2012 consisted of scheduled debt maturities and repayment of short-term debt.

Short-Term Borrowings

The following table provides certain information regarding GATX’s short-term borrowings for the nine months ended September 30, 2012:

	North America (a)	Europe (b)
Balance as of September 30 (in millions)	$135.0	$81.1
Weighted average interest rate	0.5%	1.5%
Euro/Dollar exchange rate	n/a	1.2860

Average monthly amount outstanding during year (in millions)	$46.1	$60.1
Weighted average interest rate	0.5%	1.9%
Average Euro/Dollar exchange rate	n/a	1.2821

Average monthly amount outstanding during 3rd quarter (in millions)	$38.8	$79.3
Weighted average interest rate	0.5%	1.8%
Average Euro/Dollar exchange rate	n/a	1.2524

Maximum month-end amount outstanding (in millions)	$135.0	$88.0
Euro/Dollar exchange rate	n/a	1.2860

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.
(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

GATX has a $560 million senior unsecured revolving credit facility that expires in May 2015. As of September 30, 2012, availability under this facility was $415.4 million, with $135.0 million of commercial paper outstanding and $9.6 million of letters of credit issued, both of which are backed by the facility.

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

GATX does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing. At September 30, 2012, GATX was in compliance with all covenants and conditions of its credit agreements.

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2012, GATX’s long term unsecured debt was rated BBB by S&P and Baa2 by Moody’s. GATX’s ratings outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments

At September 30, 2012, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Recourse debt	$3,341.4	$333.5	$451.1	$454.3	$512.7	$610.9	$978.9
Nonrecourse debt	137.1	3.2	33.6	58.2	31.1	8.2	2.8
Commercial paper and credit facilities	216.1	216.1	—	—	—	—	—
Capital lease obligations	13.1	—	3.1	3.1	3.1	2.7	1.1
Operating leases — recourse	949.6	2.4	113.8	118.7	136.3	98.8	479.6
Operating leases — nonrecourse	209.3	6.7	28.2	27.6	26.2	22.1	98.5
Portfolio investments (a)	1,470.4	205.1	380.4	348.3	354.0	175.9	6.7

	$6,337.0	$767.0	$1,010.2	$1,010.2	$1,063.4	$918.6	$1,567.6

(a)	Primarily railcar purchase commitments.

Critical Accounting Policies

There have been no changes to GATX’s critical accounting policies during the nine months ending September 30, 2012; refer to GATX’s Annual Report on Form 10-K for the year ended December 31, 2011, for a summary of GATX’s policies.

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

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average shareholders’ equity.

•	Return on Equity Excluding Tax Adjustments and Other Items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	September 30 2011	December 31 2011	March 31 2012	June 30 2012	September 30 2012
Consolidated On Balance Sheet Assets	$5,756.5	$5,857.5	$5,792.9	$5,917.9	$6,125.1
Off Balance Sheet Assets:
Rail	879.5	884.5	813.7	819.5	843.6
ASC	—	—	—	23.3	22.2
Portfolio Management	2.8	2.6	0.8	—	—

Total On and Off Balance Sheet Assets	$6,638.8	$6,744.6	$6,607.4	$6,760.7	$6,990.9

Shareholders’ Equity	$1,155.3	$1,127.3	$1,175.5	$1,170.7	$1,225.4

The following table presents Tax Adjustments and Other Items impact on Net Income for the period indicated (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Adjustments to unrecognized tax benefits (a)	$15.5	$—	$15.5	$—
Income tax rate changes (b)	4.6	4.1	3.9	4.1
(Losses) Gains on AAE interest rate swaps (net of tax) (c)	(1.9)	(2.8)	(18.7)	9.8

Total Tax Adjustments and Other Items	$18.2	$1.3	$0.7	$13.9

(a)	Tax benefits recognized upon the close of domestic and foreign tax audits.
(b)	Deferred tax adjustment due to enacted reductions and increases in the statutory rates in the United Kingdom and Ontario, Canada, respectively.
(c)	Realized and unrealized (losses) gains on AAE interest rate swaps.

The following table presents GATX’s net income, excluding Tax Adjustments and Other Items, for the trailing twelve months ended September 30 (in millions):

	2012	2011
Net Income	$139.2	$98.7
Adjustments to unrecognized tax benefits (a)	(20.3)	(5.8)
Income tax rate changes (b)	(3.9)	(4.1)
Losses (Gains) on AAE Interest rate swaps (net of tax) (c)	28.3	(8.5)
Litigation recoveries (no tax effect) (d)	(3.2)	—
Leveraged lease adjustment (net of tax) (e)	(3.5)	—

Net Income, excluding Tax Adjustments and Other Items	$136.6	$80.3

(a)	Tax benefits recognized upon the close of domestic and foreign tax audits.
(b)	Deferred tax adjustment due to enacted reductions and increases in the statutory rates in the United Kingdom and Ontario, Canada, respectively.
(c)	Realized and unrealized losses (gains) on AAE interest rate swaps.
(d)	Reserve release related to the favorable resolution of a litigation matter.
(e)	Gain related to a leveraged lease adjustment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: October 24, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.	The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.