Form 10-K
period 2012-12-31
GATX CORP
filed 2013-02-26
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2328
_______________
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion as of June 30, 2012.

As of January 31, 2013, 47.0 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 15, 2013	PART III

GATX CORPORATION
2012 FORM 10-K

PART I

Item 1. Business

GENERAL

Headquartered in Chicago, Illinois, GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely-used assets, primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. In 2012, the Company modified the composition of its reportable segments to reflect an increasing focus on international growth and related changes in its management structure. As a result, the Company now reports financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management. All segment information is presented on this basis.

The following description of GATX’s business should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For geographic and financial information relating to each of our reportable segments, see Notes 21 and 23 to the consolidated financial statements.

At December 31, 2012, GATX had total assets of $6.9 billion, comprised largely of railcars, marine vessels and joint venture investments. This amount included $0.9 billion of off balance sheet assets, primarily railcars, that were financed with operating leases and therefore were not recorded on the balance sheet.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

GATX and its rail affiliates lease tank cars, freight cars and locomotives in North America, Europe and India. GATX is also exploring rail leasing opportunities in Russia and China through wholly-owned subsidiaries as well as joint venture arrangements. GATX's wholly-owned fleet consists of approximately 131,000 railcars and 561 locomotives with an aggregate net book value of $5.1 billion (including off balance sheet assets) as of December 31, 2012. GATX's rail fleet is one of the largest privately-owned railcar fleets in the world, and with over a century of rail industry experience, GATX offers customers financial, asset, maintenance, and management expertise. GATX also has an ownership interest in approximately 30,000 railcars through investments in affiliated companies. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, GATX actively manages fleets for an affiliate and other third-party owners of approximately 5,200 railcars and utilizes its extensive rail asset knowledge and experience to remarket both wholly-owned and managed rail assets. The following table sets forth GATX’s worldwide rail fleet data as of December 31, 2012:

	Tank Railcars	Freight Railcars	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
North America	57,781	51,770	109,551	6,031	1,113	116,695	561
International	20,397	1,443	21,840	24,444	15	46,299	—
	78,178	53,213	131,391	30,475	1,128	162,994	561

GATX's rail customers primarily operate in the chemical, petroleum, food/agriculture and transportation industries. GATX's worldwide railcar fleet consists of a diverse selection of railcar types that are used by its customers to ship approximately 700 different commodities. The following table provides information on some of the major railcar types that GATX leases to its rail customers and the primary commodities shipped in these railcars.

General Service Tank Cars	High Pressure Tank Cars	Specialty & Acid Tank Cars	Specialty Covered Hoppers	Gravity Covered Hoppers	Open Top Cars
Chemical	Chemical	Chemical	Plastics	Agriculture	Energy
Petroleum	Petroleum	Petroleum	Food	Industrial	Construction
Food			Industrial	Energy	Steel
Agriculture			Energy	Construction	Waste/Recycling
Construction					Forest Products

Biofuels	Liquefied Petroleum Gas (LPG)	Acids (Sulfuric, Hydrochloric, Phosphoric, Acetic, Nitric, etc.)	High Density Polyethylene (PE)	Grain Products	Coal
Fertilizers and Fertilizer Ingredients	Vinyl Chloride Monomer (VCM)	Coal Tar Pitch	Polyethylene Terephthalate (PET)	Solid Fertilizer	Coke (Petroleum and Metallurgical)
Lubricating Oils	Propylene	Dyes, Inks	Polypropylene	Sand	Taconite
Edible Oils and Syrups		Hydrogen Peroxide	Polyvinyl Chloride	Cement	Aggregates
Asphalt		Caprolactam	Sugar	Fly Ash	Woodchips
Fuel Oil			Flour	Roofing Granules	Industrial Minerals
Crude Oil			Cement	Minerals	Scrap Metal
Chemicals (Sodium Hydroxide, Styrene, etc.)			Fly Ash		Solid Waste

GATX's Worldwide Railcar Fleet

Other
6%
Open-Top Cars
10%
Gravity Covered
Hoppers
13%
Covered
Hoppers
25%
Specialty Covered
Hoppers
12%
Specialty & Acid
Tank Cars
9%
High Pressure
Tank Cars
10%
General Service
Tank Cars
40%
Tank Cars
59%
(Approximately
70 different
types of tank
cars)

131,000 Railcars as of 12/31/2012

GATX's Industries Served

Other 13%
Petroleum 27%
Railroads 15%
Food & Agriculture 15%
Chemical 30%

Based on 2012 Combined Rail North America and Rail International revenues

RAIL NORTH AMERICA

Rail North America is comprised of GATX's wholly-owned operations in the United States, Canada and Mexico, as well as two affiliate investments. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. These railcars have estimated useful lives of 30 to 38 years and an average age of approximately 16 years. Rail North America has a large and diverse customer base, serving approximately 700 customers. In 2012, no single customer accounted for more than 5% of Rail North America’s total lease income, and the top ten customers combined accounted for approximately 24% of Rail North America’s total lease income. Rail North America leases new railcars for terms that generally range from one to ten or more years, with renewals of existing leases and assignments generally ranging from three to ten years. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2012. Rail North America’s primary competitors are Union Tank Car Company, General Electric Railcar Services Corporation, American Railcar Leasing, Trinity Leasing, CIT Group Inc., and First Union Rail. Rail North America competes on the basis of customer relationships, lease rate, maintenance expertise, service capability and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., National Steel Car Ltd., and The Greenbrier Companies. In 2011, GATX entered into an agreement to acquire 12,500 newly built railcars from Trinity Industries that are delivering ratably over a five-year period. As of December 31, 2012, approximately 9,300 railcars remain to be delivered under the agreement. In addition, GATX acquires portfolios or fleets of railcars in the secondary market.

Rail North America also includes a locomotive leasing business, which consisted of 514 four-axle and 47 six-axle locomotives at December 31, 2012. Four-axle locomotives continue to be in demand by railroads and shippers despite not having been manufactured in any material quantity since the mid-1980s. The four-axle fleet, with periodic refurbishment, is expected to continue to be marketable and yield attractive returns. Locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Leases are typically net leases with terms that vary from month-to-month to 15 years. As of December 31, 2012, the average remaining lease term of the locomotive fleet was 22 months. Rail North America's primary competitors in locomotive leasing are Helm Financial Corporation, CIT Group, Inc., and Progress Rail Services Corporation. Competitive factors in the market include equipment condition, availability, customer service and pricing.

Rail North America also selectively remarkets rail assets, including assets managed for third parties and certain affiliates. Remarketing activities often generate fees and gains from these asset sales, which contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of service facilities in the United States and Canada that perform repair, maintenance, modification and regulatory compliance work on the railcar fleet. The maintenance network is dedicated to performing timely, efficient and high quality repair services in order to keep railcars in service for customers throughout the lease term and the useful life of the asset. Maintenance services include interior cleaning of railcars, general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. Rail North America’s maintenance network consists of:

•	Six major service centers that can complete virtually any repair or modification project.

•	Two field repair centers that can perform most repair and maintenance activities.

•	Six customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of the particular customers’ fleets.

•	Three “Fast Track” locations in the United States that are smaller in size and scale than major service centers and primarily focus on routine cleaning, repair and regulatory compliance services.

•	Twenty mobile repair units that are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

The maintenance network is supplemented by a number of preferred third-party service centers. In certain cases, GATX has entered into fixed-capacity contracts with these service centers under which Rail North America has secured access to repair capacity. In 2012, third-party service centers accounted for approximately 39% of Rail North America’s service center maintenance costs (excluding the cost of repairs performed by railroads).

In 2012, wholly-owned and third party service centers performed an aggregate of approximately 82,000 service events, including multiple independent service events for the same car.

Affiliates

Adler Funding LLC ("Adler") is a 12.5%-owned joint venture that was formed in 2010 as a railcar leasing partnership with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2012, Adler owned approximately 4,100 railcars in North America consisting primarily of general purpose freight cars with an average age of approximately nine years.

Southern Capital Corporation LLC (“SCC”) is a 50%-owned joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls approximately 2,000 freight cars and 48 locomotives, all of which are on lease to KCSR.

RAIL INTERNATIONAL

Rail International is comprised of GATX's wholly-owned European operations ("Rail Europe") and its newly established railcar leasing business in India ("Rail India"), as well as two affiliate investments. Rail Europe leases railcars, predominantly tank cars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance and other ancillary services. These railcars have estimated useful lives of 30 to 38 years and an average age of approximately 22 years. Rail Europe has a diverse customer base with over 200 customers. In 2012, two customers each accounted for more than 10% of Rail Europe's total lease income and the top ten customers combined accounted for approximately 60% of Rail Europe's total lease income. Rail Europe's lease terms generally range from one to seven years and at December 31, 2012, the average remaining lease term of the European fleet was approximately two years. Rail Europe principally competes on the basis of customer relationships, lease rate, maintenance expertise, service capacity and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group and Nacco.

Rail Europe acquires new railcars primarily from Astra Rail Industries S.R.L. and VRZ Karlovo. Additionally, Rail Europe's Ostróda, Poland maintenance facility assembles several hundred Rail Europe tank cars each year. As of December 31, 2012, Rail Europe has commitments to acquire 1,500 newly manufactured railcars to be delivered in 2013 and 2014. Commitments to purchase an additional 2,000 new railcars through 2015 exist but are subject to cancellation provisions at Rail Europe's discretion.

Rail India began operations in 2012 and was the first leasing company registered under the Indian Railways Wagon Leasing Scheme. Rail India took delivery of its first 46 newly manufactured flat wagon railcars in December 2012. In 2013, Rail India will focus on pursuing further investment opportunities in new and existing flat wagons, and developing relationships with customer and suppliers as well as with the Indian Railways.

Maintenance

Rail Europe operates service centers in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third-party repair facilities, which in 2012 accounted for approximately 52% of Rail Europe's fleet repair costs.

In India, all maintenance of railcars is performed by the Indian Railways or by a third party service provider retained by the Indian Railways.

Rail International Affiliates

AAE Cargo AG (“AAE”) is a 37.5% owned Switzerland-based railcar lessor that, as of December 31, 2012, owned approximately 24,500 freight cars, comprised of 60% intermodal cars, 15% covered cars and 25% other freight car types, with an average age of 13 years. AAE’s customer base consists of various railways throughout Europe as well as private operators. As of December 31, 2012, the average remaining lease term of AAE railcars was approximately two years.

In 2012, IMC-GATX Financial Leasing (Shanghai) Co., Ltd. (“IMC-GATX China”) was established as a 50% owned China-based joint venture between GATX and IMC Pan Asia Alliance Group (“IMC”). IMC is a well-established shipping enterprise with experience operating in China and is also a partner with GATX in a marine joint venture. The primary objective of IMC-GATX China is to establish a rail leasing business in China, if that market develops. IMC-GATX China may also pursue non-rail leasing opportunities.

ASC

ASC operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates and metallurgical limestone. End markets for these commodities include domestic automobile manufacturing, electricity generation and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety, is the key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2012, ASC’s fleet consisted of 18 vessels with a net book value of $305.2 million, including $21.0 million of off balance sheet assets. Fourteen of the vessels are diesel powered, have an average age of 35 years and estimated useful lives of 65 years. The length of the diesel vessels ranges from 635 to 1,004 feet and they have maximum load capacities between 23,800 and 80,900 gross tons. Three steam powered vessels were built in the 1940s and 1950s and have estimated remaining useful lives of seven years. The length of the steamer vessels ranges from 690 to 767 feet and they have maximum load capacities between 22,300 and 26,300 gross tons. The other vessel in ASC's fleet is a newly manufactured articulated tug-barge, which is leased in under an operating lease that expires in 2018. The tug is diesel powered and the barge is 740 feet in length with a carrying capacity of 34,000 gross tons. Seventeen of ASC’s vessels are generally available for both service contract and spot business, while one vessel has dedicated service under a time charter agreement that is scheduled to expire in 2015. ASC’s vessels operate exclusively in the fresh water conditions of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2012, ASC served 20 customers with the top five customers comprising 84% of ASC’s total revenue.

ASC’s vessels operate pursuant to customer contracts that stipulate committed freight volume each year that may be supplemented with additional spot volume opportunities. In 2012, ASC operated 14 vessels and carried 29.7 million net tons of cargo. ASC has a relatively stable customer portfolio that includes a mix of companies in the steel production, electric utility and construction industries. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements. In response to demand, ASC may choose not to operate certain vessels.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, VanEnkevort Tug and Barge, Grand River Navigation, and Great Lakes Fleet, Inc. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is subject to the Jones Act (the “Act”), which requires all commercial vessels transporting goods between U.S. ports to be built, owned, operated and manned by U.S. citizens and registered under the U.S. flag.

PORTFOLIO MANAGEMENT

Portfolio Management is an aggregation of a group of diversified owned assets and joint venture investments ("affiliates") and provides leasing, asset remarketing and asset management services. Portfolio Management selectively invests in long-lived, widely used assets with a focus on domestic marine and container related equipment and extends its market reach through affiliate investments.

The following table sets forth the approximate net book values of Portfolio Management’s assets as of December 31 (in millions):

	Owned Assets *	Affiliate Investments	Managed Assets
2012	$419.5	$377.9	$143.2
2011	475.0	371.6	166.7
2010	399.3	345.1	204.6
_________
* Includes off balance sheet assets

Owned and Managed Assets

Portfolio Management's wholly-owned portfolio primarily consists of investments in operating assets, finance lease assets and secured loans. Operating and finance lease assets include chemical parcel tankers, shipping containers, inland marine barges, gas compression equipment, biofuel equipment, and other transportation equipment. Operating assets have estimated useful lives of 3 to 30 years. Operating assets are either placed with customers under operating leases, the majority of which expire by 2018, or in the case of certain marine assets, are operated by a service provider under pooling arrangements. Portfolio Management also remarkets assets, generating portfolio proceeds and asset disposition gains and losses.

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

Affiliates

Portfolio Management's investments in affiliated companies primarily include aircraft engine leasing and shipping operations. Portfolio Management invests in joint ventures to expand its presence in key markets, expand geographically and diversify risks. Portfolio Management's joint venture partners are typically well established companies with extensive experience in their respective markets.

The Rolls-Royce & Partners Finance companies (collectively the “RRPF Affiliates”) are a collection of fourteen 50%-owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF Affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2012, the RRPF Affiliates, in aggregate, owned 402 engines, of which 176 were on lease to Rolls-Royce. These aircraft engines are generally depreciated over a useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimate. As of December 31, 2012, the average age of these engines was approximately 9 years. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce acts as manager for each of the RRPF Affiliates and also performs substantially all required maintenance activities.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50%-owned marine joint venture with IMC Holdings, a subsidiary of IMC. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC's other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and U.S. Gulf/Far East trades.

Somargas II Private Limited (“Somargas”) and Singco Gas Pte, Limited (“Singco”), respectively, are 35% and 50%-owned joint ventures with IM Skaugen ASA (“Skaugen”). Skaugen is a 96-year old Norwegian company that operates a fleet of approximately 40 vessels primarily engaged in the transport of petrochemical gases and the ship to ship transfer of crude oil and liquefied natural gas (“LNG”). Somargas owns six liquid petroleum gas/ethylene vessels (each with 8,500 - 10,000 cubic meters (“cbm”) carrying capacity). Singco owns four liquid petroleum gas/ethylene/LNG vessels (each with 10,000 cbm carrying capacity). The Somargas and Singco vessels operate under a pooling arrangement with the Skaugen fleet. The major trade lanes are the Arabian Peninsula to South Asia and the Far East.

Intermodal Investment Funds V and VII are each 50%-owned joint ventures with DVB Bank SE. The affiliates were formed to finance shipping containers, which are on direct finance leases to third parties.

Clipper Third Limited (“Clipper Third”) was a 50%-owned joint venture with Clipper Group Invest Ltd. (the “Clipper Group”). Clipper Third supported the worldwide movement of dry bulk products such as grain, cement, coal and steel. In 2012, the Clipper Third partners sold the affiliate's remaining assets and discontinued the joint venture.

Enerven Compression, LLC (“Enerven”) was a 45.6%-owned joint venture with ING Investment Management and Enerven management. Enerven provided natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third-party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). In 2012, the Enerven partners sold substantially all of the assets and are in the process of liquidating the joint venture.

In 2011, the Clipper Fourth Limited and Clipper Fourth APS marine joint ventures, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX took ownership of six chemical parcel tankers.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2012, GATX employed 2,046 persons, of whom 35% were union workers covered by collective bargaining agreements.

The hourly employees at Rail North America’s three major U.S. service centers are represented by the United Steelworkers. Employees at three of Rail North America’s Canadian service centers are represented by to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC are represented by the American Maritime Officers and the Seafarers International Union.

As of January 31, 2013, the terms and status of GATX's existing collective bargaining agreements were as follows:

Union	Percent of Employees Represented	Status of the Agreements
United Steelworkers	16%	Expires in February 2013 (the parties are currently engaged in good faith bargaining for a new labor agreement).
Seafarers International Union	7%	Two agreements; one expires in June 2016 and one in January 2017.
American Maritime Officers	6%	Expires in January 2017.
Communications, Energy and Paperworks Union of Canada	4%	Three agreements; two expire in January 2014 and one expired in January 2013 (the parties are currently engaged in good faith bargaining for a new labor agreement).
Employee Shop Committee of Riviere-des-Prairies	2%	Expires in December 2013.

ENVIRONMENTAL MATTERS

GATX's operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties or other liability to the Company. Environmental risks and compliance with applicable environmental laws and regulations are inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

GATX is subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which it operates. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, GATX has been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by GATX, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2012, environmental costs were not material to GATX's financial position, results of operations or cash flows. For further discussion, see Note 22 to the consolidated financial statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding GATX’s executive officers is included in Part I in lieu of inclusion in the definitive GATX Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	53
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	49
James F. Earl	Executive Vice President and President, GATX Rail International	2012	56
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	58
Michael T. Brooks	Senior Vice President and Chief Information Officer	2008	43
Thomas A. Ellman	Senior Vice President and Chief Commercial Officer	2011	44
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	58
Mary K. Lawler	Senior Vice President, Human Resources	2008	47
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	53
Nicholas J. Matthews	Vice President and Group Executive, Operations	2010	40

•
Mr. Kenney has served as Chairman, President and Chief Executive Officer since 2005. Previously, Mr. Kenney served as President from 2004 to 2005, Senior Vice President, Finance and Chief Financial Officer from 2002 to 2004, Vice President, Finance and Chief Financial Officer from 1999 to 2002, Vice President, Finance from 1998 to 1999, Vice President and Treasurer from 1997 to 1998, and Treasurer from 1995 to 1996.

•
Mr. Lyons has served as Executive Vice President and Chief Financial Officer since June 2012. Previously, Mr. Lyons served as Senior Vice President and Chief Financial Officer from 2007 to June 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•
Mr. Earl has served as Executive Vice President, GATX Corporation and President, GATX Rail International since June 2012. In addition, Mr. Earl has served as the Chief Executive Officer of American Steamship Company since June 2012. Previously, Mr. Earl served as Executive Vice President and Chief Operating Officer from 2006 to June 2012, Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•
Ms. Golden has served as Executive Vice President, General Counsel and Corporate Secretary since June 2012. Previously, Ms. Golden served as Senior Vice President, General Counsel and Corporate Secretary from 2007 to June 2012. Ms. Golden joined GATX in 2006 as Vice President, General Counsel and Corporate Secretary. Prior to joining GATX, Ms. Golden served as Vice President and General Counsel of Midwest Generation, LLC from 2004 to 2005, Deputy General Counsel, State of Illinois, Office of the Governor from 2003 to 2004 and Assistant General Counsel with Ameritech Corporation/SBC Communications, Inc. from 1997 to 2001.

•
Mr. Brooks has served as Senior Vice President and Chief Information Officer since November 2008. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

•
Mr. Ellman has served as Senior Vice President and Chief Commercial Officer since 2011. Previously, Mr. Ellman served as Vice President and Chief Commercial Officer from 2006 to November 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

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

•
Mr. Matthews has served as Vice President and Group Executive, Operations, since April 2010. Prior to joining GATX, Mr. Matthews served as Senior Vice President of Operations for FreightCar America from 2007 to April 2010. He began, his rail industry career with Trinity Industries, working through a variety of operational, commercial and strategic roles.

AVAILABLE INFORMATION

GATX makes available free of charge at its website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, GATX will post on its website any amendment to the Code of Ethics for Senior Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on GATX’s website is not incorporated by reference into this report.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. These statements may appear throughout this report, including without limitation, in the sections entitled “Business”, “Risk Factors” and “Management's Discussion and Analysis”. Forward-looking statements refer to information that is not purely historical, such as estimates, projections and statements relating to our business plans, objectives and expected operating results, and the assumptions on which those statements are based. Some of these statements may be identified by words like “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project” or other similar words. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or developments to differ materially from the forward-looking statements.

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report in Item 1A, “Risk Factors”. Specific risks and uncertainties include, but are not limited to, (1) general economic, market, regulatory and political conditions affecting the rail, marine and other industries served by GATX and its customers; (2) competitive factors in GATX's primary markets, including lease pricing and asset availability; (3) lease rates, utilization levels and operating costs in GATX's primary operating segments; (4) conditions in the capital markets or changes in GATX's credit ratings and financing costs; (5) risks related to GATX's international operations and expansion into new geographic markets;

(6) risks related to compliance with, or changes to, laws, rules and regulations applicable to GATX and its rail, marine and other assets; (7) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives; (8) operational and financial risks associated with long-term railcar purchase commitments; (9) changes in loss provision levels within GATX's portfolio; (10) conditions affecting certain assets, customers or regions where GATX has a large investment; (11) impaired asset charges that may result from changing market conditions or portfolio management decisions implemented by GATX; (12) opportunities for remarketing income; (13) labor relations with unions representing GATX employees; and (14) the outcome of pending or threatened litigation.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. GATX has based these forward-looking statements on information currently available and disclaims any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

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

Weak economic conditions in the United States and other parts of the world in recent years have reduced demand from certain GATX customers for the types of assets and services GATX provides. Continued weakness in certain sectors of the economy also may make it more difficult for GATX to lease certain types of railcars that are returned either at the end of a lease term or as a result of a customer bankruptcy or default. In Europe, the ongoing sovereign debt crisis, the loss of value by the Euro and related effects on the European banking system have contributed to growing instability in the European currency and credit markets. Further deterioration of European economic conditions or significant loss of value by the Euro could reduce demand for the Company’s European rail assets.

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

A significant increase in the number of tank cars requiring compliance-based maintenance could negatively impact operations and substantially increase costs.

GATX performs a variety of maintenance programs on its full-service tank cars based upon their service time that are mandated by government regulations and industry rules. New government regulations or industry rules are enacted from time to time, which may affect the number and type of procedures required to be performed. These compliance programs are cyclical in nature and as a result, GATX can face significant increases in the volume of tank cars requiring extensive maintenance in any given year. A significant increase in the number of tank cars requiring maintenance may negatively impact GATX's operations and substantially increase maintenance and other related costs. In addition, while GATX has contracted with third party maintenance providers to assist in performing these compliance procedures, GATX's access to these providers may be constrained or costs may increase substantially in times of high demand from other tank car owners for services from these same providers.
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

GATX’s revenues are generally derived from a number of different asset types, customers, industries and geographic locations. However, from time to time, GATX could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a particular asset type, discrete events with respect to a specific customer or industry, or adverse regional economic conditions, particularly for those assets, customers or regions in which GATX has a concentrated exposure, could have a negative impact on GATX’s results of operations.

Risks related to GATX's international operations and expansion into new geographic markets could adversely affect GATX's business, financial condition and operating results.

GATX generates a significant amount of its net income outside the United States and in recent years has increased its focus on international rail growth and expansion into select emerging markets as a means to grow and diversify earnings. GATX's foreign operations and international expansion strategy are subject to risks associated with international operations, including: compliance with United States laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act; compliance with a variety of local laws and regulations; changes in tax laws and the interpretation of those laws; fluctuations in currency values; sudden changes in foreign currency exchange controls; discriminatory or conflicting fiscal policies; difficulties enforcing contractual rights or foreclosing to obtain the return of GATX assets in certain jurisdictions; greater risk of uncollectible accounts and longer collection cycles; effective and immediate implementation of appropriate controls, policies and processes across GATX's diverse operations and employee base; nationalization of properties by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers and similar restrictions on GATX's sales outside the United States. Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect GATX's business operations. Depending upon the severity, scope and duration of these conditions or events, the adverse impact on GATX's financial position, results of operations and cash flows could be material.

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

The nature of GATX’s businesses and assets expose the Company to the potential for claims and litigation related to personal injury and property damage, environmental claims and various other matters. Certain GATX railcars may be used by customers to transport hazardous materials, and a rupture of a railcar carrying such materials in an accident could lead to litigation and subject GATX to the potential for significant liability. GATX's failure to maintain railcars in compliance with governmental regulations and industry rules could expose the Company to personal injury, property damage and environmental claims. A substantial adverse judgment against GATX could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

GATX is subject to the inherent risks of its affiliate investments.

GATX has investments in affiliated companies that are subject to many of the same risks discussed in this “Risk Factors” section, and GATX is indirectly exposed to these risks through its ownership interests in these affiliates. Many of these affiliates are managed and operated by third parties who may be smaller than GATX and have lesser financial resources. Adverse developments in the business or financial results of these affiliates, or the third parties who manage, operate, or invest along with GATX in these affiliates, could have a negative impact on GATX’s financial results. Additionally, where an affiliate is managed and operated by GATX’s partner in the affiliate or another third party, GATX may not have control over operational matters, which could result in actions taken at the affiliate level that may have an adverse economic impact on GATX or otherwise expose GATX to potential liability.

GATX has significant financial exposure related to the performance of its aircraft engine leasing affiliate investments.

GATX and Rolls-Royce each own 50% of fourteen domestic and foreign joint venture entities (collectively, the “RRPF Affiliates”) that own and lease aircraft engines to Rolls-Royce and other owners and operators of commercial aircraft. Through these investments, GATX is exposed to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. Further, the financial results of the RRPF Affiliates are heavily dependent on the performance of Rolls-Royce, which is both a major customer of, and a critical supplier of maintenance services to, the RRPF Affiliates. The RRPF Affiliates are significant contributors to GATX’s consolidated segment profit. If the financial or operating performance of the RRPF Affiliates were to deteriorate, GATX’s results of operations and cash flows could be negatively affected.

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

GATX’s pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GATX’s financial position and results of operations. Periods of low interest rates reduce the discount rate used to calculate GATX's funding obligations, which may increase GATX's funding requirements. Additionally, GATX could be required to increase contributions to its pension plans as a result of changes to laws, regulations or rules that increase funding requirements or to compensate for investment losses in pension plan assets. If GATX were forced to increase contributions to its pension plans, the Company’s financial position, results of operations and cash flows could be negatively affected.

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

National and international political developments, instability and uncertainties, including political unrest and threats of terrorist attacks, could result in global economic weakness in the United States and in other countries where GATX operates, and could have an adverse impact on GATX. The effects may include: legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction or operation of railcars and marine vessels; a decrease in demand for rail and marine services; lower utilization of new and existing rail and marine equipment; lower rail lease and marine charter rates; impairments of rail and marine assets or capital market disruption, which may raise GATX’s financing costs or limit its access to capital; and liability or losses resulting from acts of terrorism involving GATX’s assets. Depending upon the severity, scope and duration of these effects, the impact on GATX’s financial position, results of operations and cash flows could be material.

GATX’s business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

GATX relies on its information technology (“IT”) infrastructure to process, transmit and store electronic information critical for the efficient operation of its business and day-to-day operations. All IT systems are potentially vulnerable to security threats, including hacking, viruses and other malicious software, and other unlawful attempts to disrupt or gain access to such systems. Breaches in GATX’s IT infrastructure could lead to a material disruption in its business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, and may have a material adverse effect on GATX’s operations, financial position and results of operations.

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

Locations of operations are as follows:

GATX Headquarters
Chicago, Illinois

Railcar Leasing Operations
Business Offices	Major Service Centers	Fast Track Service Centers	American Steamship Company
San Francisco, California	Colton, California	East Chicago, Indiana	Williamsville, New York
Alpharetta, Georgia	Waycross, Georgia	Terre Haute, Indiana	Toledo, Ohio
Chicago, Illinois	Hearne, Texas	Kansas City, Kansas
Paducah, Kentucky	Red Deer, Alberta		Portfolio Management
Savage, Minnesota	Montreal, Quebec	Mobile Service Units	San Francisco, California
Bozeman, Montana	Moose Jaw, Saskatchewan	Mobile, Alabama
Morrill, Nebraska	Hannover, Germany	Tampa, Florida
Hackensack, New Jersey	Ostróda, Poland	Gray, Georgia
Holicong, Pennsylvania		Hammond, Indiana
Doylestown, Pennsylvania	Field Repair Centers	Sioux City, Iowa
Monroeville, Pennsylvania	Plantersville, Texas	Donaldsonville, Louisiana
Houston, Texas	Sarnia, Ontario	Camp Minden, Louisiana
Calgary, Alberta		Lake Charles, Louisiana
Mississauga, Ontario	Customer Site Locations	Morris, Kansas
Montreal, Quebec	Donaldsonville, Louisiana	Columbia, New Jersey
Mexico City, Mexico	Geismar, Louisiana	Copperhill, Tennessee
Vienna, Austria	Cincinnati, Ohio	Galena Park, Texas
Düsseldorf, Germany	Catoosa, Oklahoma	Olympia, Washington
Leipzig, Germany	Freeport, Texas	Edmonton, Alberta
Hamburg, Germany	Yazoo City, Mississippi	Red Deer, Alberta
Warsaw, Poland	Płock, Poland	Clarkson, Ontario
New Delhi, India		Sarnia, Ontario
Moscow, Russia		Moose Jaw, Saskatchewan
Montreal, Quebec
Quebec City, Quebec

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GATX common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. The approximate number of common shareholders of record as of January 31, 2013, was 2,300. The following table shows the reported high and low sales price of GATX common shares and the dividends declared per share:

					2012	2011
	2012	2012	2011	2011	Dividends	Dividends
Common Stock	High	Low	High	Low	Declared	Declared
First quarter	$45.50	$39.86	$38.94	$31.95	$0.30	$0.29
Second quarter	43.84	35.52	42.84	35.16	0.30	0.29
Third quarter	45.28	36.68	40.30	29.43	0.30	0.29
Fourth quarter	45.99	39.83	44.98	28.90	0.30	0.29

For information pertaining to issuable securities under equity compensation plans and the related weighted average exercise price, see Note 11 to the consolidated financial statements and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” For information regarding restricted net assets, see Note 8 to the consolidated financial statements.

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

The following Performance Graph sets forth a comparison of the cumulative total shareholder return of the Company’s common stock for the five-year period ending December 31, 2012, with the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and Russell 3000 Index for the same period. The Company is not aware of any peer companies whose businesses are directly comparable to that of GATX and, therefore, the graph below displays the returns of the MidCap 400 and Russell 3000, both of which are comprised of companies with market capitalizations similar to GATX. The Performance Graph assumes $100 was invested in GATX common stock and each of the indices on December 31, 2007, and all dividends were reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
GATX	$87.38	$84.27	$106.70	$135.55	$138.16
S&P 500	63.45	79.90	91.74	93.67	108.55
MidCap 400	64.09	87.73	110.88	109.00	128.38
Russell 3000	63.12	80.69	94.15	95.12	110.62

Item 6.  Selected Financial Data

The following financial information has been derived from GATX’s audited consolidated financial statements. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended or at December 31
	2012	2011	2010	2009	2008
	In millions, except per share data
Results of Operations
Revenue	$1,243.2	$1,191.4	$1,114.0	$1,083.8	$1,270.9
Gain on asset dispositions	79.5	65.8	41.1	29.5	81.5
Share of affiliates’ earnings (pre-tax)	21.6	40.6	38.1	29.0	90.6
Net income	137.3	110.8	80.8	81.4	194.8
Net income, excluding Tax Adjustments and Other Items *	133.8	95.0	74.6	94.7	174.9
Per Share Data
Basic earnings	2.93	2.39	1.75	1.74	4.09
Diluted earnings	2.88	2.35	1.72	1.70	3.88
Diluted earnings, excluding Tax Adjustments and Other Items *	2.81	2.01	1.59	1.97	3.49
Dividends declared	1.20	1.16	1.12	1.12	1.08
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$4,654.4	$4,359.3	$4,133.8	$4,033.3	$3,921.6
Investments in affiliated companies	502.0	513.8	486.1	452.2	399.3
Total assets	6,055.4	5,857.5	5,490.5	5,206.4	5,190.5
Off balance sheet assets *	884.5	887.1	971.5	1,016.1	1,061.2
Short-term borrowings	273.6	28.6	115.6	70.8	125.1
Long-term debt and capital lease obligations	3,294.3	3,518.5	3,060.9	2,842.0	2,684.2
Shareholders’ equity	1,244.2	1,127.3	1,113.7	1,102.6	1,124.5
Other Data
Average number of common shares and common share equivalents	47.6	47.2	47.0	48.8	51.0
Net cash provided by operating activities	370.2	306.8	243.7	267.0	364.0
Portfolio proceeds	288.9	154.1	84.3	67.9	156.1
Portfolio investments and capital additions	770.0	614.6	585.1	480.4	593.1
Recourse leverage	3.2	3.4	3.3	3.1	2.9
ROE	11.6%	9.9%	7.3%	7.3%	17.1%
ROE, excluding Tax Adjustments and Other Items *	11.3%	8.5%	6.7%	8.5%	15.4%
__________
(*) See Non-GAAP Financial Measures included in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Headquartered in Chicago, Illinois, GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely-used assets, primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. In 2012, the Company modified the composition of its reportable segments to reflect an increasing focus on international growth and related changes in its management structure. As a result, the Company now reports financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management. All segment information is presented on this basis. General information and characteristics of GATX, including reporting segments, is included in Item 1, “Business”, of this document.

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

DISCUSSION OF OPERATING RESULTS

The following table presents a summary of GATX’s reporting segments and consolidated financial results (in millions, except per share data):

	Years Ended December 31
	2012	2011	2010

Revenues
Rail North America	$765.3	$742.4	$720.0
Rail International	167.7	168.3	147.5
ASC	243.4	216.4	189.4
Portfolio Management	66.8	64.3	57.1
	$1,243.2	$1,191.4	$1,114.0
Segment Profit
Rail North America	$209.3	$172.7	$120.1
Rail International	32.7	60.7	30.5
ASC	37.5	27.3	28.6
Portfolio Management	50.2	47.6	48.7
Total Segment Profit	329.7	308.3	227.9
Less:
Selling, general and administrative expense	160.2	155.3	134.8
Unallocated interest expense, net	5.4	4.5	3.5
Other, including eliminations	(1.3)	0.3	(7.8)
Income Taxes (including $2.0, $8.2 and $9.6 for 2012, 2011 and 2010, respectively, related to affiliates' earnings)	28.1	37.4	16.6
Net Income	$137.3	$110.8	$80.8

Net income, excluding Tax Adjustments and Other Items	$133.8	$95.0	$74.6
Diluted earnings per share	2.88	2.35	1.72
Diluted earnings per share, excluding Tax Adjustments and Other Items	2.81	2.01	1.59

Return on equity (“ROE”)	11.6%	9.9%	7.3%
ROE, excluding Tax Adjustments and Other Items	11.3%	8.5%	6.7%

Investment Volume	$770.0	$614.6	$585.1

2012 Summary

•
Net income for 2012 was $137.3 million, or $2.88 per diluted share, compared to $110.8 million, or $2.35 per diluted share, for 2011 and $80.8 million or $1.72 per diluted share for 2010. Results for 2012, 2011 and 2010 included Tax Adjustments and Other Items of $3.5 million, $15.8 million and $6.2 million, respectively. (See Non-GAAP Financial Measures for further details). Excluding the impact of these items, net income in 2012 was $133.8 million, an increase of 40.8%, or $38.8 million, from 2011; and net income in 2011 was $95.0 million, an increase of 27.3% or 20.4 million, from 2010. The increase in 2012 was primarily driven by higher Rail North America lease rates, increased asset remarketing income and lower Rail North America maintenance costs due to fewer service events resulting from high lease renewal success. The increase in 2011 was primarily driven by higher Rail North America lease income, higher asset remarketing income and higher scrapping gains, partially offset by higher selling, general and administrative expenses.

•	Total investment volume was $770.0 million in 2012, compared to $614.6 million in 2011 and $585.1 million in 2010.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, pre-tax earnings from affiliates and net gains on asset dispositions that are attributable to the segments as well as expenses that management believes are directly associated with the financing, maintenance and operation of the revenue earning assets. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail North America, Rail International, ASC and Portfolio Management are set at 5:1, 2:1, 1.5:1 and 3:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

Rail North America continued to experience improved demand for tank cars, which led to improved lease rate pricing and lengthening of lease terms. The weighted average lease renewal rate on cars in the GATX Lease Price Index (the “LPI”, see definition below) increased 25.6% from the weighted average expiring lease rate, compared to an increase of 6.9% in 2011 and a decrease of 15.8% in 2010. Lease terms on renewals for cars in the LPI averaged 60 months in 2012, compared to 45 months in 2011 and 35 months in 2010. During 2012, an average of 107,255 railcars were on lease compared to 107,320 in 2011. Utilization was 97.9% at the end of 2012, compared to 98.2% at the end of 2011. In 2013, leases for approximately 20,500 railcars will expire, of which approximately 3,500 have already been renewed. In general, GATX expects strong renewal success at higher lease rates, particularly for tank cars. However, cars that serve the coal and grain markets, of which approximately 3,800 have leases expiring in 2013, are presently experiencing weak demand and these cars will be difficult to re-lease at existing terms and rates. Rail North America also anticipates a material increase in maintenance expense in 2013 and 2014 due to the number of tank cars that are scheduled to undergo required regulatory maintenance.

GATX continues to pursue prudent investment opportunities in North America. In 2011, GATX entered into a purchase agreement for 12,500 railcars to be delivered in North America ratably over five years, the largest such commitment in GATX’s history. In 2013, Rail North America expects to take delivery of approximately 2,750 new railcars. In addition, Rail North America expects to add other selected assets to its fleet, although rising asset prices may impact the level of investment spending.

Rail North America’s segment results are summarized below (in millions):

	Years Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$713.9	$690.9	$671.5
Other revenue	51.4	51.5	48.5
Total Revenues	765.3	742.4	720.0

Expenses
Maintenance expense	201.4	206.1	205.5
Depreciation	167.7	162.5	158.6
Operating lease expense	126.5	130.9	139.1
Other operating expense	18.5	18.8	24.2
Total Expenses	514.1	518.3	527.4

Other Income (Expense)
Net gain on asset dispositions	58.6	52.1	29.6
Interest expense, net	(101.9)	(101.7)	(103.8)
Other (expense) income	(5.1)	(5.7)	(5.5)
Share of affiliates' earnings (pre-tax)	6.5	3.9	7.2
Segment Profit	$209.3	$172.7	$120.1

Investment Volume	$465.9	$280.5	$367.1

Components of Rail North America lease income for the years ended December 31 are outlined below (in millions):

	2012	2011	2010
North American railcars	$680.0	$654.9	$637.2
Locomotives	33.9	36.0	34.3
	$713.9	$690.9	$671.5

Lease Price Index

The GATX Lease Price Index is an internally generated business indicator that measures general lease rate pricing on renewals within the Rail’s North America fleet. The index reflects the weighted average lease rate for a select group of railcar types that Rail North America believes to be representative of its overall fleet. The LPI measures the percentage change between the weighted average renewal lease rate and the weighted average expiring lease rate. Average renewal term reflects the weighted average renewal lease term in months.

Rail North America Fleet Data

The following table summarizes fleet activity for Rail North America railcars for the years indicated:

	2012	2011	2010
Beginning balance	109,070	111,389	110,870
Cars added	4,572	2,873	5,448
Cars scrapped	(2,045)	(3,363)	(3,539)
Cars sold	(2,046)	(1,829)	(1,390)
Ending balance	109,551	109,070	111,389
Utilization rate at year end	97.9%	98.2%	97.4%
Active railcars at year end	107,216	107,075	108,447
Average (monthly) active railcars	107,255	107,320	105,483

The following table summarizes fleet activity for Rail North America locomotives for the years indicated:

	2012	2011	2010
Beginning balance	572	550	529
Locomotives added	50	28	21
Locomotives scrapped or sold	(61)	(6)	—
Ending balance	561	572	550
Utilization rate at year end	98.6%	98.1%	97.6%
Active locomotives at year end	553	561	537
Average (monthly) active locomotives	549	553	516

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Segment Profit

Rail North America's segment profit was $209.3 million in 2012 compared to $172.7 million in 2011. The 2011 results included $5.5 million of income related to a leveraged lease adjustment attributable to changes in the timing of the taxable income associated with a leveraged lease structure upon settlement of an IRS audit. Excluding the effect of this item, segment profit increased $42.1 million, primarily due to higher lease income and gains on asset dispositions combined with lower maintenance expense.

Revenues

Lease income increased $23.0 million, primarily due to higher lease rates in the current year, as the average number of cars on lease approximated the prior year. Partially offsetting the increase was the absence of the aforementioned leveraged lease adjustment.

Expenses

Maintenance expense decreased $4.7 million, primarily due to fewer service events resulting from high lease renewal success. Depreciation increased $5.2 million, primarily due to investment activity. Operating lease expense decreased $4.4 million, primarily due to the expiration of leases in the prior year for which the underlying railcars were re-acquired.

Other Income (Expense)

Net gain on asset dispositions increased $6.5 million, primarily due to an $11.1 million fee received on the early termination of a residual value guarantee, partially offset by lower scrapping gains due to fewer railcars scrapped at lower scrap rates. Share of Affiliates’ earnings increased $2.6 million, primarily due to asset remarketing gains at the Adler affiliate in 2012.

Investment Volume

During 2012, Rail North America acquired approximately 4,660 railcars compared to 2,650 railcars in 2011.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Segment Profit

Rail North America's segment profit was $172.7 million in 2011 compared to $120.1 million in 2010. The 2011 results included $5.5 million of income related to the leveraged lease adjustment. Excluding the effect of this item, segment profit increased $47.1 million, primarily due to higher lease income and gains on asset dispositions combined with lower expenses.

Revenues

Lease income increased $19.4 million in 2011, of which $5.5 million related to the aforementioned leveraged lease adjustment. The remaining variance was primarily due to an average of approximately 1,800 more railcars on lease in 2011. Other income increased $3.0 million, primarily due to higher revenue from third party and customer liability repairs, partially offset by the absence of income from an end-of-lease settlement received in 2010.

Expenses

Maintenance expense in 2011 approximated the prior year as higher costs from railcar conversion programs and locomotive maintenance were substantially offset by lower costs at the Company’s owned service facilities. Depreciation increased $3.9 million in 2011, primarily due to investment activity. Operating lease expense decreased $8.2 million, primarily due to leases that expired in 2011 for which the underlying railcars were re-acquired. Other operating expense decreased $5.4 million, primarily due to lower storage and switching fees resulting from the increase in cars on lease.

Other Income (Expense)

Net gain on asset dispositions increased $22.5 million, primarily due to sales of approximately 450 more railcars in 2011, higher scrapping gains as a result of more railcars scrapped at higher scrap steel rates, and lower asset impairment charges. In 2010, a $4.8 million charge was recorded due to an Association of American Railroads industry-wide regulatory mandate that resulted in a significant decrease to the expected economic life of 358 aluminum hopper railcars. Interest expense decreased $2.1 million, primarily due to lower interest rates, partially offset by higher debt balances. Share of affiliates’ earnings decreased $3.3 million, primarily due to an asset remarketing gain at an affiliate that occurred in 2010.

Investment Volume

During 2011, Rail North America acquired approximately 2,650 railcars compared to 5,300 railcars in 2010.

RAIL INTERNATIONAL

Segment Summary

Rail Europe's wholly-owned tank car fleet exhibited increases in both lease pricing and railcars on lease in 2012, reflective of strong market demand. During 2012, there was an average of 20,461 railcars on lease compared to 19,834 in 2011. Utilization was 95.1% at the end of 2012, compared to 97.1% at the end of 2011. AAE, which serves the European freight railcar markets, experienced modest improvement in its markets and its fleet utilization was stable. Rail Europe has commitments to acquire 1,500 newly manufactured railcars to be delivered in 2013 and 2014 (including cars assembled by Rail Europe).

Rail India commenced operations in 2012, taking delivery of 46 newly manufactured railcars in December, which have been placed on lease with a customer commencing in 2013.

Rail International’s segment results are summarized below (in millions):

	Years Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$161.2	$160.5	$141.8
Other revenue	6.5	7.8	5.7
Total Revenues	167.7	168.3	147.5

Expenses
Maintenance expense	46.6	52.1	49.8
Depreciation	36.1	33.6	30.2
Other operating expense	5.1	4.2	5.1
Total Expenses	87.8	89.9	85.1

Other Income (Expense)
Net gain (loss) on asset dispositions	1.7	—	(0.6)
Interest expense, net	(24.5)	(25.4)	(23.3)
Other (expense) income	(6.1)	7.2	(2.0)
Share of affiliates' earnings (pre-tax)	(18.3)	0.5	(6.0)
Segment Profit	$32.7	$60.7	$30.5

Investment Volume	$200.1	$140.8	$107.5

The following table summarizes fleet activity for Rail International railcars for the years indicated:

	2012	2011	2010
Beginning balance	20,927	20,432	20,033
Cars added	1,582	841	662
Cars scrapped or sold	(669)	(346)	(263)
Ending balance	21,840	20,927	20,432
Utilization rate at year end	95.1%	97.1%	95.7%
Active railcars at year end	20,763	20,321	19,554
Average (monthly) active railcars	20,465	19,834	19,249

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Segment Profit

Rail International's segment profit was $32.7 million in 2012 compared to $60.7 million in 2011. The 2012 results included losses of $22.9 million related to certain interest rate swaps at AAE compared to gains of $0.3 million in 2011. Segment profit in 2011 also included $3.2 million from the favorable resolution of a litigation matter. Excluding the effect of these items from each period, Rail International's segment profit decreased $1.6 million, primarily due to the unfavorable foreign exchange impact of a stronger U.S. dollar during 2012 and the unfavorable remeasurement of an embedded foreign currency derivative, partially offset by lower maintenance expense and higher operating income at AAE.

AAE holds multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps do not qualify for hedge accounting and as a result, changes in their fair values are recognized currently in income. Unrealized gains and losses resulting from these changes are primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future gains or losses associated with these swaps. Unrealized losses in 2012 were $9.4 million and unrealized gains in 2011 were $0.3 million. Additionally, in 2012, AAE refinanced a portion of its debt and terminated an associated swap at a loss. GATX’s portion of the loss was $13.5 million, which was included in share of affiliates’ earnings.

Revenues

Lease income increased $0.7 million, primarily due to an average of approximately 630 more railcars on lease at higher lease rates, substantially offset by the foreign exchange rate effects of a stronger U.S. dollar. Other income decreased $1.3 million, primarily due to lower revenue from customer liability repairs.

Expenses

Maintenance expense decreased $5.5 million, primarily due to the foreign exchange effects of a stronger U.S. dollar. Depreciation increased $2.5 million, primarily due to investment activity, including capitalized wheelsets in Europe, partially offset by the foreign exchange effects of a stronger U.S. dollar.

Other Income (Expense)

Net gain on asset dispositions increased $1.7 million, primarily due to higher scrapping gains as a result of more railcars and wheelsets being scrapped. Interest expense decreased $0.9 million, as interest income on cash deposits more than offset the effect of higher expenses from increased debt levels. Other expense increased $13.3 million of which $3.2 million was due to the favorable resolution of a litigation matter in Europe in 2011. The remaining variance was primarily due to the unfavorable remeasurement of an embedded foreign currency derivative (related to certain non-functional currency lease contracts) and higher legal defense costs. Excluding the impact of the interest rate swaps at AAE from each period, affiliates’ earnings increased $4.4 million, primarily due to higher operating income at AAE, which included lower depreciation expense of $6.2 million due to a change in railcar depreciation policy enacted in 2012 that extended depreciable lives and increased estimated salvage values.

Investment Volume

During 2012, Rail International acquired 1,580 railcars compared to 840 railcars in 2011.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Segment Profit

Rail International's segment profit was $60.7 million in 2011, an increase of $30.2 million from 2010. The 2011 results include unrealized gains of $0.3 million representing the change in the fair value of the AAE interest rate swaps and $3.2 million from the favorable resolution of a litigation matter. The 2010 results included unrealized losses of $10.4 million related to the AAE interest rate swaps. Excluding these items from each period, segment profit increased $16.3 million, primarily due to higher lease income, the favorable foreign exchange impact of a weaker average U.S. dollar in 2011 and the favorable remeasurement of an embedded foreign currency derivative.

Revenues

Lease income increased $18.7 million, primarily due to an average of approximately 585 more railcars on lease, higher lease rates, and the foreign exchange rate effects of a weaker U.S. dollar. Other income increased $2.1 million, primarily due to higher revenue from compensation for damaged railcars.

Expenses

Maintenance expense increased $2.3 million, primarily due to higher volumes of underframe and tank revisions, partially offset by lower current repairs and a fewer number of wheelsets expensed. Depreciation increased $3.4 million, primarily due to investment activity, including capitalized wheelsets. Other operating expense decreased $0.9 million, primarily due to lower storage and miscellaneous operating costs.

Other Income (Expense)

Net gain on asset dispositions increased $0.6 million, primarily due to gain on sale of locomotives in 2011. Interest expense increased $2.1 million, primarily due to higher debt balances resulting from investment activity. Other expense decreased $9.2 million, primarily due to the favorable settlement of a litigation matter in 2011, the favorable fair value adjustment of an embedded foreign currency derivative in 2011, and net remeasurement gains on non-functional currency assets and liabilities in 2011 compared to net losses in 2010. Excluding the impact of the interest rate swaps at AAE from each period, affiliates’ earnings decreased $4.2 million, primarily due to a 2011 charge related to a bankrupt customer and the absence of a favorable maintenance reserve adjustment in 2010, both at AAE.

Investment Volume

During 2011, Rail International acquired 840 railcars compared to 650 railcars in 2010.

International Railcar Regulatory Matters

Consistent with changes in European railcar industry practices and regulatory directives announced after the 2009 accident in the city of Viareggio, Italy, GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries have implemented a modified wheelset maintenance and inspection program, which includes the installation of new wheelsets in certain cases. Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. GATX Rail Austria and its subsidiaries will continue to incur higher maintenance expenses and capital costs over the next several years as implementation of the wheelset program continues. It is expected that the wheelset maintenance and inspection program will lead to higher future depreciation expense, but lower maintenance costs. The complete scope and cost of any potential future maintenance initiatives, in addition to those implemented as part of the modified wheelset maintenance and inspection program, are not fully known at this time. The Company does not currently expect that the costs associated with the modified wheelset maintenance and inspection program and other potential initiatives will be material to the Company's financial position, liquidity or results of operations.

ASC

Segment Summary

Demand for ASC’s services remained strong throughout 2012, driven by the continued recovery in steel manufacturing and the associated demand for iron ore. In mid-2011, a work stoppage resulting from a strike by the licensed crew members represented by the American Maritime Officers (AMO) union resulted in lost tonnage and incremental expenses for vessel lay-up and non-productive labor costs. In late 2011, ASC executed a new five-year collective bargaining agreement with the AMO that was ratified by the workers in early 2012. ASC carried a total of 29.7 million net tons of freight and deployed 14 vessels in 2012 compared to 28.4 million net tons and 14 vessels in 2011. Shipping volumes are expected to decrease slightly in 2013. Additionally, record low water levels on the Great Lakes may negatively impact ASC's operations.

ASC’s segment results are summarized below (in millions):

	Years Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$4.3	$4.2	$4.1
Marine operating revenue	239.1	212.2	185.3
Total Revenues	243.4	216.4	189.4

Expenses
Maintenance expense	21.7	19.4	12.9
Marine operating expense	160.3	151.7	129.1
Depreciation	11.9	11.3	10.7
Operating lease expense	3.8	—	—
Other operating expense	(0.3)	—	—
Total Expenses	197.4	182.4	152.7

Other Income (Expense)
Net gain on asset dispositions	—	1.1	—
Interest expense, net	(7.1)	(7.7)	(8.3)
Other (expense) income	(1.4)	(0.1)	0.2
Segment Profit	$37.5	$27.3	$28.6

Investment Volume	$12.6	$17.4	$9.0

Tonnage by Commodity
40,000
30,000
20,000
10,000
-
Net Tons (000)
6,000
5,000
4,000
3,000
2,000
1,000
-
Operating Days
2010
2011
2012
Iron Ore
Coal
Limestone Aggregate
Other
Operating Days

Comparison of Year Ended December 31, 2012, to Year Ended December 31, 2011

Segment Profit

ASC's segment profit for 2012 was $10.2 million higher primarily due to higher iron ore freight volumes and rates, and the absence of the negative impacts of the labor work stoppage in the prior year.

Revenues

Marine operating revenue increased $26.9 million primarily due to higher freight volumes, particularly iron ore, as well as higher freight rates and fuel surcharges. In accordance with certain contract provisions, ASC is able to recover a large portion of fuel cost increases from its customers.

Expenses

Maintenance expense increased $2.3 million, primarily due to higher repairs on several vessels. Marine operating expenses were $8.6 million higher than the prior year. Higher fuel and wage costs in 2012, primarily due to more vessels operating, were substantially offset by the absence of costs related to the labor work stoppage in the prior year. Operating lease expense in 2012 relates to the inception of the lease for ASC's new tug-barge vessel.

Other Income (Expense)

In 2011, a gain of $1.1 million was recognized upon the return of a vessel at the end of its lease term. Interest expense was lower due to lower rates and the absence of interest on the expired capital lease. Other expenses in the current year primarily consisted of reserves and settlements for ongoing asbestos-related litigation matters.

Investment Volume

ASC's investments for each year primarily consisted of structural and mechanical upgrades to its vessels.

Comparison of Year Ended December 31, 2011, to Year Ended December 31, 2010

Segment Profit

ASC’s segment profit for 2011 was $1.3 million lower than the prior year, primarily due to higher maintenance costs as well as incremental expenses related to the aforementioned work stoppage. ASC operated 14 vessels during 2011 compared to 13 vessels during 2010.

Revenues

Marine operating revenues increased $26.9 million in 2011 due to a combination of higher freight rates, a favorable mix of freight volume and higher fuel surcharges, which offset higher fuel costs. While total net tons carried in 2011 of 28.4 million represented a slight increase of 0.4 million, or 1.4%, from 2010, volume of iron ore, a higher margin commodity, increased 2.4 million net tons.

Expenses

Maintenance expense was $6.5 million higher than the prior year, primarily due to more extensive winter work and more vessels operating. Marine operating expenses increased $22.6 million, primarily due to increased fuel costs, which are recoverable through fuel surcharges, higher operating costs due to more vessels operating and expenses related to the aforementioned work stoppage.

Other Income (Expense)

In 2011, a gain of $1.1 million was recognized upon the return of a vessel at the end of its lease term. Interest expense was lower due to lower rates and lower capital lease interest.

ASC Regulatory Issues

On December 8, 2011, the United States Environmental Protection Agency (the “EPA”) published for comment a new draft Vessel General Permit (“VGP”) under the Clean Water Act (“CWA”) that would establish numeric effluent limits for the discharge of living organisms in ballast water for certain commercial vessels. The limits are based on the International Maritime Organization standard. This draft VGP will replace the current VGP issued in December 2008 that will expire on December 19, 2013. The completed draft VGP is under review by the Congressional Office of Management and Budget and the EPA has stated that it intends to publish the final VGP by March 15, 2013, with an effective date of December 19, 2013.

Once approved, the new VGP will not impose numeric treatment limits for ballast water discharges on existing Great Lakes bulk carrier vessels built before January 1, 2009, that operate exclusively in the Great Lakes upstream of the Welland Canal (the “Exempt Vessels”), essentially exempting all but one of ASC's vessels.  However, the new VGP imposes best management practices for the management of ballast water discharges for Exempt Vessels that are substantially similar to those in the current VGP. The new VGP will include revised state specific ballast water treatment standards as allowed by the Section 401 certification process of the CWA.

The EPA has proposed a staggered implementation schedule for non-Exempt Vessels to achieve the treatment limits of the new VGP. Non-Exempt Vessels must meet the standards at the time of their first drydocking after January 1, 2014, or January 1, 2016, (depending upon vessel size). New vessels constructed after January 1, 2012, that are subject to the treatment limits, must meet those limits upon entering waters of the United States following the effective date of the new VGP.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management focuses on maximizing the value of its existing portfolio of wholly-owned and managed assets, including identifying opportunities to remarket certain assets. Portfolio Management also seeks to maximize value from its joint ventures and to selectively invest in domestic marine and container related assets.

Portfolio Management's segment profit was significantly impacted by the contribution of the Rolls-Royce & Partners Finance companies. The Rolls-Royce & Partners Finance companies (collectively the “RRPF Affiliates”) are a collection of fourteen 50%-owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit includes earnings from the RRPF Affiliates of $44.8 million, $38.6 million and $31.1 million for 2012, 2011 and 2010 respectively. While the RRPF Affiliates are expected to continue to produce strong operating results and gains from engine sales, marine operations will likely continue to be negatively impacted by inconsistent demand and vessel overcapacity in the international shipping markets, further pressuring charter rates. These conditions are expected to affect both wholly-owned and affiliate vessels.

In 2012, GATX's gas compression equipment leasing affiliate, Enerven Compression, LLC, sold substantially all of its assets and is in the process of liquidation. In connection with this disposition, GATX recognized an impairment loss of $14.8 million, which is reflected in share of affiliates' earnings. In 2011, GATX's Clipper Fourth affiliates were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the affiliates' outstanding debt, took ownership of six chemical parcel tankers with an aggregate net book value of $88.8 million and recognized an impairment loss of $5.2 million, which is reflected in share of affiliates' earnings.

Portfolio Management's total asset base was $797.4 million at December 31, 2012 compared to $846.6 million at December 31, 2011, and $744.4 million at December 31, 2010. The estimated net book value equivalent of assets managed by Portfolio Management for third parties was $143.2 million at December 31, 2012.

Portfolio Management’s segment results are summarized below (in millions):

	Years Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$37.6	$44.5	$43.0
Marine operating revenue	26.4	17.8	13.1
Other revenue	2.8	2.0	1.0
Total Revenues	66.8	64.3	57.1
Expenses
Marine operating expense	22.1	13.9	8.9
Depreciation	21.7	19.1	17.5
Operating lease expense	0.2	1.4	1.4
Other operating expense	0.9	4.3	1.3
Total Expenses	44.9	38.7	29.1

Other Income (Expense)
Net gain on asset dispositions	19.2	12.6	12.1
Interest expense, net	(27.7)	(29.6)	(28.2)
Other income (expense)	3.4	2.8	(0.1)
Share of affiliates' earnings (pre-tax)	33.4	36.2	36.9
Segment Profit	$50.2	$47.6	$48.7

Investment Volume	$83.5	$172.0	$97.4

Comparison of Year Ended December 31, 2012, to Year Ended December 31, 2011

Segment Profit

Portfolio Management's segment profit of $50.2 million was $2.6 million higher than the prior year. The increase was primarily due to higher net gains on asset dispositions, higher earnings from the RRPF Affiliates and lower operating costs, partially offset by the impairment loss at the Enerven affiliate.

Revenues

Lease income was $6.9 million lower than the prior year, primarily due to the sale of barges and other equipment. Marine operating revenue was $8.6 million higher than prior year, primarily due to a full year of income from the six vessels received from the former Clipper Fourth affiliates late in 2011. Other income was $0.8 million higher than prior year, primarily due to interest income from new loans.

Expenses

Marine operating expense increased $8.2 million and depreciation expense increased $2.6 million, both primarily due to a full year of expense for the six vessels. Operating lease expense decreased $1.2 million, primarily due to the sale of barges at the end of the prior year and the early termination of a lease in the current year. Other operating expense decreased $3.4 million, primarily due to a $2.6 million decrease in other operating costs for owned and pooled barges and higher reversals of provisions for losses, which were $1.2 million in 2012 and $0.4 million in 2011. In 2012, a reversal was recorded upon the sale of a non-performing leveraged lease investment.

Other Income (Expense)

Net gains on asset dispositions increased $6.6 million, primarily due to a $5.3 million residual sharing fee from a sale in the managed portfolio and lower asset impairment charges, partially offset by a $2.1 million decrease in gains on the sale of owned equipment. Impairment charges in 2011 were primarily related to further impairments of a corporate aircraft on lease and a helicopter held for sale. Interest expense decreased $1.9 million, primarily due to lower rates.

Share of affiliates' earnings was $2.8 million lower than the prior year. The variance was significantly impacted by impairment losses and remarketing gains in each year. Earnings in 2012 included impairments and operating losses from the Enerven affiliate of $18.9 million and earnings of $44.8 million from the RRPF Affiliates, including $16.7 million of asset remarketing income. Earnings in 2011 included operating and impairment losses from the Clipper Fourth affiliates of $8.5 million, operating losses from the Enerven affiliate of $3.2 million and earnings from the RRPF Affiliates of $38.6 million, including $9.7 million of asset remarketing income.

Investment Volume

Investment volume in 2012 primarily consisted of $37.0 million in barges and other marine equipment, $29.7 million of investments in affiliates, and $14.9 million in container assets. Investment volume in 2011 primarily consisted of $113.4 million of investments in affiliates, $31.9 million in senior secured loans and $26.0 million in barges. The 2011 affiliate investments included $62.1 million related to the wind-up and dissolution of the Clipper Fourth affiliates and $20.4 million related to investments in container assets.

Comparison of Year Ended December 31, 2011, to Year Ended December 31, 2010

Segment Profit

Portfolio Management's segment profit of $47.6 million in 2011 was $1.1 million lower than 2010. The decrease was primarily due to higher asset impairment charges and operating expenses in 2011, partially offset by higher asset remarketing income.

Revenues

Lease income was $1.5 million higher than 2010, primarily due to income from new leases. Marine operating revenue was $4.7 million higher than 2010, primarily due to income from six vessels acquired from an affiliate late in 2011. Other income was $1.0 million higher than 2010, primarily due to interest income from new loans.

Expenses

Marine operating expense increased $5.0 million and depreciation expense increased $1.6 million from 2010, primarily due to expense from the six acquired vessels. Other operating expense increased $3.0 million, primarily due to a $1.7 million increase in other operating costs for owned and pooled barges.

Other Income (Expense)

Net gain on asset dispositions increased $0.5 million, primarily due to a $5.6 million increase in disposition gains on the sale of barges and other equipment in 2011, partially offset by lower residual sharing fees on sales in the managed portfolio, which were $4.4 million in 2011 and $7.6 million in 2010, and higher asset impairment charges. Impairment charges in 2010 were primarily related to the impairment of a corporate aircraft on lease. Charges in 2011 were primarily related to a impairment of the helicopter held for sale, as well as impairments of the corporate aircraft and an investment fund. Interest expense was $1.4 million higher than 2010, primarily due to higher average debt balances offset by lower rates. Other income was $2.9 million higher than 2010, primarily due to gains on the sale of securities and investment fund gains in 2011.

Share of affiliates' earnings decreased $0.7 million from 2010, primarily due to impairment losses in 2011 at the Clipper Fourth affiliates and lower earnings from the Clipper Third affiliate resulting from the sales of vessels in each year, partially offset by increased earnings from the RRPF Affiliates. In 2011, the RRPF Affiliates contributed earnings of $38.6 million, including $9.7 million of asset remarketing income, compared to $31.1 million of earnings in 2010, including $3.9 million of asset remarketing income.

OTHER
Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

Components of Other are outlined below (in millions):

	Years Ended December 31
	2012	2011	2010
Selling, general and administrative expense	$160.2	$155.3	$134.8
Unallocated interest expense, net	5.4	4.5	3.5
Other expense (income) (including eliminations)	(1.3)	0.3	(7.8)

SG&A, Unallocated Interest and Other

In 2012, SG&A of $160.2 million increased $4.9 million, or 3.2%, from 2011. The increase was primarily due to higher compensation and post-employment benefits expenses offset by lower outside services expenses. In 2011, SG&A of $155.3 million increased $20.5 million, or 15.2%, from 2010. The increase was driven by higher compensation expenses, IT expenditures and outside services spending. The increases in compensation expense in 2011 through 2012 were largely attributable to a gradual return to prior staffing levels and historical compensation practices.

Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by the Company’s consolidated leverage position as well as the timing of debt issuances and segment investments.

Other expense was immaterial for 2012 and 2011. Other expense in 2010 primarily reflected a $6.5 million benefit from the resolution of a litigation matter and a $1.7 million recovery on a previously impaired money market fund investment, partially offset by a $2.0 million addition to an environmental liability related to a sold facility. Eliminations were immaterial for all periods presented.

Consolidated Income Taxes

In 2012, GATX's effective tax rate was 18.2% compared to 27.1% in 2011 and 11.8% in 2010. The current year included $15.5 million of previously unrecognized tax benefits resulting from the expiration of the applicable statute of limitations. Additionally, the 2012 tax provision reflected the benefit of the utilization of $13.7 million in foreign tax credits offset by $6.3 million of tax expenses associated with the incremental taxable income and withholding taxes on foreign dividends repatriated during the year. In 2011, a $4.8 million benefit was recognized attributable to the reversal of accruals associated with the close of a domestic tax audit. 2010 included a $9.5 million benefit attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits. Excluding the impact of the tax adjustments noted herein, GATX's effective tax rate was 34.1% in 2012, 31.5% in 2011 and 28.0% in 2010. The difference in effective tax rates was driven by the mix of domestic and foreign earnings, which are taxed at lower rates.

Separately, income taxes for GATX's affiliates in 2012, 2011 and 2010 were $2.0 million, $8.2 million and $9.6 million, respectively. These amounts were favorably impacted by deferred tax benefits of $4.6 million, $4.1 million and $1.9 million for 2012, 2011 and 2010, respectively, associated with income tax rate reductions enacted in the United Kingdom.

See Note 12 to the consolidated financial statements for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Assets were $6.1 billion at December 31, 2012, compared to $5.9 billion at December 31, 2011. In addition to assets recorded on its balance sheet, GATX utilized approximately $0.9 billion of off balance sheet assets, primarily railcars that were financed with operating leases and therefore were not recorded on the balance sheet. The off balance sheet assets represent the estimated present value of GATX’s committed future operating lease payments.

The following table presents assets by segment as of December 31 (in millions):

	2012			2011
	On Balance Sheet	Off Balance Sheet	Total	On Balance Sheet	Off Balance Sheet	Total
Rail North America	$3,601.1	$863.5	$4,464.6	$3,540.2	$884.5	$4,424.7
Rail International	1,105.8	—	1,105.8	903.2	—	903.2
ASC	284.2	21.0	305.2	276.1	—	276.1
Portfolio Management	797.4	—	797.4	844.0	2.6	846.6
Other	266.9	—	266.9	294.0	—	294.0
	$6,055.4	$884.5	$6,939.9	$5,857.5	$887.1	$6,744.6

Gross Receivables

Receivables of $361.3 million at December 31, 2012, decreased $80.7 million from December 31, 2011, primarily due to the sale of leveraged lease investments in 2012.

Allowance for Losses

The purpose of the allowance is to provide an estimate of credit losses inherent in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which represent short-term trade billings, and loans and finance lease receivables. Reserves for rent and other receivables are based on historical loss experience and judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GATX operates. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectible. There were no material changes in estimation methods or assumptions for the allowance during 2012. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2012. Since the allowance is based on judgments and estimates, actual losses incurred may differ from the estimate.

As of December 31, 2012, general allowances for trade receivables were $3.4 million, or 3.9% of rent and other receivables, compared to $2.8 million, or 3.7%, at December 31, 2011. Specific allowances for finance leases were $1.2 million at December 31, 2012, compared to $9.0 million at December 31, 2011. The decrease in specific allowances was primarily related to the sale of a non-performing leveraged lease investment.

The following summarizes changes in GATX’s allowance for losses as of December 31 (in millions):

	2012	2011
Beginning balance	$11.8	$11.6
(Reversal) provision for losses	(0.6)	0.2
Charges to allowance	(7.8)	(0.5)
Recoveries and other, including foreign exchange adjustments	1.2	0.5
Ending balance	$4.6	$11.8

Operating Assets and Facilities

Net operating assets and facilities increased $295.1 million from 2011. The increase was primarily due to new investments of $709.8 million and foreign exchange rate effects of $34.8 million, partially offset by depreciation expense of $242.0 million, dispositions of $127.4 million and sale-leasebacks of $79.4 million.

Investments in Affiliated Companies

Investments in affiliated companies decreased $11.8 million in 2012, primarily due to dividend and capital distributions of $65.7 million, partially offset by new investments of $29.7 million, and equity earnings of $21.6 million.

The following table shows GATX’s investment in affiliated companies by segment as of December 31 (in millions):

	2012	2011
Rail North America	$46.9	$54.0
Rail International	77.2	88.2
Portfolio Management	377.9	371.6
	$502.0	$513.8

See Note 6 to the consolidated financial statements for additional information about investments in affiliated companies.

Goodwill

In 2012 and 2011, changes in the balance of GATX’s goodwill, all of which is attributable to the Rail North America and Rail International segments, resulted solely from changes in foreign currency exchange rates. GATX tested its goodwill for impairment in the fourth quarter of 2012 and no impairment was indicated.

Debt

Total debt increased $20.8 million from the prior year, primarily due to long-term debt issuances of $448.8 million and net borrowings of $243.3 million from commercial paper and bank credit facilities, partially offset by scheduled maturities and principal payments of $671.2 million.

The following table sets forth the details of GATX’s long-term debt issuances in 2012 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.0 Years	4.75% Fixed	$250.0
Recourse Unsecured	5.0 Years	1.88% Floating (a)	100.0
Recourse Unsecured	7.3 Years	2.47% Floating (a)	63.8
Recourse Unsecured	5.5 Years	2.25% Floating (a)	35.0
			$448.8
________

(a)	Reflects interest rate at December 31, 2012

The following table summarizes the carrying value of GATX’s debt by major component, including off balance sheet debt, as of December 31, 2012 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$273.6	$273.6
Recourse debt	293.4	2,859.0	3,152.4
Nonrecourse debt	130.6	—	130.6
Capital lease obligations	11.3	—	11.3
Balance sheet debt	435.3	3,132.6	3,567.9
Recourse off balance sheet debt (a)	730.1	—	730.1
Nonrecourse off balance sheet debt (a)	154.4	—	154.4
	$1,319.8	$3,132.6	$4,452.4
________
(a) Off balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off balance sheet assets.

Equity

Total equity increased $116.9 million from the prior year, primarily due to $137.3 million of net income, $14.1 million from the effects of share based compensation, $11.7 million of unrealized gains on derivatives and $25.0 million of foreign currency translation adjustments due to the balance sheet effects of a weaker U.S. dollar, partially offset by $59.1 million of dividends, and $12.4 million from the effect of post-retirement benefit plan adjustments.

CASH FLOW DISCUSSION

GATX generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, fund portfolio investments and capital additions, and pay dividends. Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2012, GATX had unrestricted cash balances of $234.2 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $370.2 million increased $63.4 million compared to 2011. The increase was primarily driven by higher Rail North America lease income, ASC segment profit and dividends from affiliates, as well as changes in working capital.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in joint ventures, loans and capitalized asset improvements. Portfolio investments and capital additions of $770.0 million increased $155.4 million compared to 2011. The increase was primarily driven by significantly higher railcar investments. The timing of investments is dependent on purchase commitments, transaction opportunities and market conditions.

The following table presents portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2012	2011	2010
Rail North America	$465.9	$280.5	$367.1
Rail International	200.1	140.8	107.5
ASC	12.6	17.4	9.0
Portfolio Management	83.5	172.0	97.4
Other	7.9	3.9	4.1
	$770.0	$614.6	$585.1

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets and sales of securities, and capital distributions from affiliates. The increase in proceeds from sales of operating assets in 2012 compared to 2011 was primarily due to sales of leveraged lease investments and increased sales of North American railcars and locomotives. The increase in capital distributions from affiliates in 2012 compared to 2011 was primarily due to the sale of affiliate vessels and railcars.

Portfolio proceeds were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$13.8	$24.1	$12.6
Loan principal received	4.2	2.2	––
Proceeds from sales of operating assets	235.3	114.8	47.3
Other investment distributions and sales of securities	3.7	0.2	0.1
Capital distributions from affiliates	30.6	6.1	18.1
Other portfolio proceeds	1.3	6.7	6.2
	$288.9	$154.1	$84.3

Other Investing Activity

Proceeds from sales of other assets for all periods primarily related to the scrapping of railcars. In 2012 and 2010, Rail North America completed sale-leasebacks for 1,062 and 947 railcars, respectively. In 2012, 2011 and 2010, Rail North America acquired 47, 2,721 and 292 railcars, respectively, that were previously leased-in. Other investing activity in 2010 consisted of recoveries from a money market fund investment that became illiquid in 2008.

GATX’s restricted cash primarily includes contractually required amounts maintained for six wholly-owned bankruptcy-remote, special-purpose corporations ("SPCs") and prior to 2012, escrowed funds subject to a litigation matter in Europe. The SPCs were formed in prior years to finance railcars on a structured, nonrecourse basis. Changes in restricted cash largely represent the aggregate net change in the cash of these entities resulting from operating and financing activities. Additionally, in 2011, approximately $8 million of restricted cash was disbursed upon the settlement of the litigation matter in Europe and in 2010, $30.5 million in one-time contributions were made to the SPCs. The contributions are expected to limit payment shortfalls in the future, thus preventing related interest and penalties that might otherwise be incurred under the terms of the applicable financing arrangements.

Other investing activity was as follows for the years ended December 31 (in millions):

	2012	2011	2010
Purchases of leased-in assets	$(1.3)	$(61.1)	$(5.3)
Proceeds from sales of other assets	28.4	42.2	30.4
Proceeds from sale-leasebacks	104.9	—	79.0
Net decrease (increase) in restricted cash	5.5	21.4	(23.4)
Other	—	—	2.4
	$137.5	$2.5	$83.1

Net Cash provided by Financing Activities

Net cash (used in) provided by financing activities was as follows for the years ended December 31 (in millions):

	2012	2011	2010
Net proceeds from issuances of debt (original maturities longer than 90 days)	$445.2	$790.3	$573.8
Repayments of debt (original maturities longer than 90 days)	(671.2)	(312.8)	(344.2)
Net increase (decrease) in debt with original maturities of 90 days or less	243.3	(85.0)	46.8
Payments on capital lease obligations	(3.0)	(18.5)	(12.8)
Cash dividends	(58.8)	(56.0)	(53.5)
Other	4.6	5.2	0.9
	$(39.9)	$323.2	$211.0

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

Contractual and Other Commercial Commitments

At December 31, 2012, GATX’s contractual commitments, including debt maturities, lease payments, and portfolio investments were (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Recourse debt	$3,147.2	$452.1	$455.4	$521.4	$618.7	$233.4	$866.2
Nonrecourse debt	133.9	33.6	58.2	31.1	8.2	2.8	—
Commercial paper and credit facilities	273.6	273.6	—	—	—	—	—
Capital lease obligations	13.1	3.1	3.1	3.1	2.7	1.1	—
Operating leases — recourse	982.9	115.3	119.7	139.7	101.5	89.3	417.4
Operating leases — nonrecourse	201.0	27.9	27.4	26.0	21.9	22.5	75.3
Portfolio investments *	1,466.9	517.5	391.4	352.0	198.2	1.1	6.7
	$6,218.6	$1,423.1	$1,055.2	$1,073.3	$951.2	$350.2	$1,365.6
__________
(*) Primarily railcar purchase commitments.

GATX’s contractual cash receipts arising from loans and future lease payments from finance leases, and future rental receipts from noncancelable operating leases as of December 31, 2012, were (in millions):

	Contractual Cash Receipts by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Finance leases	$327.3	$40.2	$38.7	$35.9	$31.3	$29.4	$151.8
Operating leases	2,875.2	784.4	594.2	465.8	346.1	223.0	461.7
Loans	27.2	4.8	4.8	4.9	4.7	7.1	0.9
Total	$3,229.7	$829.4	$637.7	$506.6	$382.1	$259.5	$614.4

Principal sources and uses of cash were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Principal sources of cash
Net cash provided by operating activities	$370.2	$306.8	$243.7
Portfolio proceeds	288.9	154.1	84.3
Other asset sales	28.4	42.2	30.4
Proceeds from sale-leasebacks	104.9	—	79.0
Proceeds from issuance of debt, commercial paper and credit facilities	688.5	790.3	620.6
	$1,480.9	$1,293.4	$1,058.0
Principal uses of cash
Portfolio investments and capital additions	$(770.0)	$(614.6)	$(585.1)
Repayments of debt, commercial paper and credit facilities	(671.2)	(397.8)	(344.2)
Purchases of leased-in assets	(1.3)	(61.1)	(5.3)
Payments on capital lease obligations	(3.0)	(18.5)	(12.8)
Cash dividends	(58.8)	(56.0)	(53.5)
	$(1,504.3)	$(1,148.0)	$(1,000.9)

2013 Liquidity Outlook

GATX expects that it will be able to meet its contractual obligations for 2013 through a combination of projected cash from operations, portfolio proceeds, use of its revolving credit facilities, and available cash at December 31, 2012. Additionally, GATX anticipates that portfolio investments in 2013 will likely exceed contractual commitments as GATX expects to opportunistically pursue other strategic investments. However, adverse changes in the economic environment or capital markets could adversely impact GATX's liquidity position and there can be no assurances that these sources of cash will be adequate to fund its operations and contractual commitments.

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

The following tables provide certain information regarding GATX’s short-term borrowings as of December 31, 2012 ($ in millions):

	North America (a)	Europe (b)
Balance as of December 31	$185.0	$88.6
Weighted average interest rate	0.5%	1.2%
Euro/Dollar exchange rate	n/a	1.3193

Average monthly amount outstanding during year	$54.9	$67.8
Weighted average interest rate	0.5%	1.8%
Average Euro/Dollar exchange rate	n/a	1.2860

Average monthly amount outstanding during 4th quarter	$97.0	$90.2
Weighted average interest rate	0.5%	1.5%
Average Euro/Dollar exchange rate	n/a	1.2979

Maximum month-end amount outstanding	$185.0	$97.8
Euro/Dollar exchange rate	n/a	1.3127
__________

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.

(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.

GATX has a $560 million senior unsecured revolving credit facility that expires in May 2015. As of December 31, 2012, availability under the facility was $365.3 million, with $185.0 million of commercial paper and $9.7 million of letters of credit issued, both of which are backed by the facility. GATX also has unsecured lines of credit in Europe totaling $112.1 million. At December 31, 2012, availability under these lines of credit was $23.5 million.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.8 for the period ended December 31, 2012, in excess of the minimum covenant ratio of 1.2. At December 31, 2012, GATX was in compliance with all covenants and conditions of the facility. Certain of GATX’s bank term loans have the same financial covenants as the facility.

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of additional secured indebtedness that GATX may incur to $918.6 million as of December 31, 2012.  Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2012, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European Rail subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of those subsidiaries to repay loans to certain related parties (including GATX) and to distribute capital to GATX. The covenants relating to loans and capital distributions effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2012, the maximum amount that GRE could transfer to GATX without violating its covenants was $81.4 million, implying that $389.7 million of subsidiary net assets were restricted. At December 31, 2012, GRE was in compliance with all covenants and conditions of these loan agreements.

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

Credit Ratings

The availability of GATX’s funding options may be affected by certain factors, including the global capital market environment and outlook as well as GATX’s financial performance. GATX’s access to capital markets at competitive rates is dependent on its credit rating and rating outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of December 31, 2012, GATX’s long-term unsecured debt was rated BBB by S&P and Baa2 by Moody’s. GATX’s rating outlook from both agencies was stable. GATX’s short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

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

GATX’s commercial commitments at December 31, 2012 were (in millions):

	Amount of Commitment Expiration by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Affiliate guarantees	$42.0	$30.0	$—	$—	$—	$—	$12.0
Asset residual value guarantees	11.2	5.7	5.5	—	—	—	—
Lease payment guarantees	41.0	6.1	6.4	6.4	7.1	10.1	4.9
Total guarantees	94.2	41.8	11.9	6.4	7.1	10.1	16.9
Standby letters of credit and bonds	10.3	10.3	—	—	—	—	—
	$104.5	$52.1	$11.9	$6.4	$7.1	$10.1	$16.9

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets and are in lieu of making direct equity investments in the affiliate. Affiliate guarantees exclude an affiliate guarantee for which no stated maximum potential future payment is provided and for which the likelihood of performance under the guarantee is considered remote. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their financing obligations.

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed and such residual sharing gains are recorded in net gain on asset dispositions. If, at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from disposition of the asset.

Lease payment guarantees represent GATX’s guarantee of third-party lease payments to financial institutions. Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standing letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations and as of December 31, 2012, GATX does not expect any material losses to result from these obligations as performance is not anticipated to be required.

Defined Benefit Plan Contributions

In aggregate in 2012, GATX contributed $5.9 million to its defined benefit pension plans and other post-retirement benefit plans. In 2013, the Company expects to make aggregate contributions of approximately $7 million. As of December 31, 2012, GATX’s funded pension plans were 92% funded. Additional contributions will be dependent on a number of factors including plan asset investment returns and actuarial experience. Subject to the impact of these factors, the Company may make additional material plan contributions. See Note 10 to the consolidated financial statements for additional information on GATX’s benefit plans.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, post-retirement and other benefits to active and retired employees.  Amounts contributed and recognized as marine operating expense in 2012 were $8.1 million.  Contributions in 2013 are expected to approximate 2012 amounts but will ultimately depend on the number of vessels deployed and crew hours worked during the year.

GATX Common Stock Repurchases

In 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program of which $68.6 million was available as of December 31, 2012. In 2013, the Company resumed purchases of stock and as of February 15, approximately 132,000 shares had been repurchased for $6.4 million.
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

The Company considers the following critical accounting policies:

•
Operating Assets — Operating assets, including assets acquired under capital lease, are stated at historical cost and are depreciated over their estimated economic useful lives to an estimated residual value using the straight-line method. GATX determines the economic useful life based on its estimate of the period over which the asset will generate revenue. For the majority of GATX’s operating assets, the economic useful life is greater than thirty years. The residual values are based on historical experience and economic factors. GATX periodically reviews the appropriateness of its estimates of useful lives and residual values based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

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

GATX presents the financial measures of net income, diluted earnings per share and return on equity, which exclude the effect of Tax Adjustments and Other Items. Management believes that excluding these items facilitates a more meaningful comparison of financial performance between years and provides transparency into the operating results of GATX’s businesses. In addition, GATX discloses total on and off balance sheet assets because a significant portion of GATX’s rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Management believes this information provides investors with a better representation of the assets deployed in GATX’s businesses.

GLOSSARY OF KEY TERMS

•
Non-GAAP Financial Measures — Numerical or percentage based measures of a company’s historical performance, financial position or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net Income Excluding Tax Adjustments and Other Items — Earnings in 2010, 2011 and 2012 included certain items that GATX believes are not necessarily related to its ongoing business activities.

•
Off Balance Sheet Assets — Assets, primarily railcars, which are financed with operating leases and therefore not recorded on the balance sheet. GATX estimates the off balance sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On Balance Sheet Assets — Total assets as reported on the balance sheet.

•	Total On and Off Balance Sheet Assets — The total of on balance sheet assets and off balance sheet assets.

•	Return on Equity — Net income divided by average shareholders’ equity.

•	Return on Equity Excluding Tax Adjustments and Other Items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.

Reconciliation of non-GAAP components used in the computation of certain Financial Measures

The following table presents Total On and Off Balance Sheet Assets (in millions):

	2012	2011	2010	2009
Consolidated On Balance Sheet Assets	$6,055.4	$5,857.5	$5,442.4	$5,206.4
Off Balance Sheet Assets:
Rail North America	863.5	884.5	968.1	1,012.1
ASC	21.0	—	—	—
Portfolio Management	—	2.6	3.4	4.0
Total On and Off Balance Sheet Assets	$6,939.9	$6,744.6	$6,413.9	$6,222.5
Shareholders’ Equity	$1,244.2	$1,127.3	$1,113.7	$1,102.6

The following table presents Net Income, excluding Tax Adjustments and Other Items for the years ended (in millions, except per share data):

	2012	2011	2010
Net Income, as reported	$137.3	$110.8	$80.8
Tax adjustments (a)	(24.0)	(8.9)	(11.4)
Losses (gains) on AAE Interest rate swaps (net of tax) (b)	20.5	(0.2)	9.3
Litigation recoveries (no tax effect in 2011, net of tax in 2010) (c)	—	(3.2)	(4.1)
Leveraged lease adjustment (net of tax) (d)	—	(3.5)	—
Net Income, excluding Tax Adjustments and Other Items	$133.8	$95.0	$74.6

Diluted Earnings Per Share, as reported	$2.88	$2.35	$1.72
Tax adjustments (a)	(0.50)	(0.19)	(0.24)
Losses (gains) on AAE Interest rate swaps (net of tax) (b)	0.43	—	0.20
Litigation recoveries (no tax effect in 2011, net of tax in 2010) (c)	—	(0.07)	(0.09)
Leveraged lease adjustment (net of tax) (d)	—	(0.08)	—
Diluted Earnings Per Share, excluding Tax Adjustments and Other Items	$2.81	$2.01	$1.59
________

(a)
In 2012, tax adjustments included $0.7 million of deferred expense due to an enacted rate increase in Ontario, Canada, $4.6 million of deferred benefits due to statutory rate decreases in the United Kingdom for certain affiliates, $15.5 million of previously unrecognized tax benefits resulting from the expiration of the applicable statute of limitations and $4.6 million of benefits attributable to the utilization of foreign tax credit carry-forwards. In 2011, tax adjustments included a $4.1 million deferred benefit attributable to a reduction in the statutory tax rates in the United Kingdom for certain affiliates and $4.8 million of benefits primarily attributable to the reversal of accruals resulting from the close of a domestic tax audit. In 2010, tax adjustments included $9.5 million of deferred benefits attributable to the reversal of accruals resulting from the close of certain domestic and foreign tax audits and a $1.9 million deferred benefit attributable to a reduction in the statutory tax rates in the United Kingdom for certain affiliates.

(b)	Realized and unrealized losses (gains) on AAE interest rate swaps.

(c)	Reserve release related to the favorable resolution of litigation matters.

(d)	Gain related to a leveraged lease adjustment.

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

Interest Rate Exposure — GATX’s reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. GATX generally manages the amount of floating rate debt instruments in relation to its floating rate investments. Based on GATX’s floating rate debt instruments at December 31, 2012, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $8.3 million in 2013. Comparatively, at December 31, 2011, a hypothetical 100 basis point increase in interest rates would have resulted in a $7.1 million increase in after-tax interest expense in 2012. GATX’s earnings are also exposed to interest rate changes through its income from affiliates.  Certain affiliates issue floating rate debt instruments to finance their investments.  Additionally, GATX’s rail affiliate, AAE Cargo AG, holds multiple derivative instruments associated with existing and forecasted floating rate debt issuances.  These instruments are highly sensitive to changes in interest rates and changes in their fair values are recognized currently in income.

Foreign Currency Exchange Rate Exposure — Certain of GATX’s foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Poland, Germany, Austria and Canada. As a result, GATX is exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the Euro, Polish zloty and Canadian dollar. Based on 2012 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2012, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would increase after-tax income in 2013 by $0.2 million. Comparatively, based on 2011 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2011, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2012 by $1.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013, expressed an unqualified opinion thereon

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
February 26, 2013

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31
	2012	2011
Assets
Cash and Cash Equivalents	$234.2	$248.4
Restricted Cash	29.7	35.2
Receivables
Rent and other receivables	88.4	76.7
Loans	27.2	30.4
Finance leases	245.7	334.9
Less: allowance for losses	(4.6)	(11.8)
	356.7	430.2

Operating Assets and Facilities (includes $123.1 and $123.5 relating to a consolidated VIE at December 31, 2012 and 2011, respectively)	6,855.2	6,416.0
Less: allowance for depreciation (includes $24.7 and $19.2 relating to a consolidated VIE at December 31, 2012 and 2011, respectively)	(2,200.8)	(2,056.7)
	4,654.4	4,359.3
Investments in Affiliated Companies	502.0	513.8
Goodwill	91.7	90.5
Other Assets	186.7	180.1
Total Assets	$6,055.4	$5,857.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$177.4	$135.6
Debt
Commercial paper and borrowings under bank credit facilities	273.6	28.6
Recourse	3,152.4	3,354.8
Nonrecourse (includes $35.1 and $45.2 relating to a consolidated VIE at December 31, 2012 and 2011, respectively)	130.6	149.4
Capital lease obligations	11.3	14.3
	3,567.9	3,547.1
Deferred Income Taxes	783.0	765.9
Other Liabilities	282.9	281.6
Total Liabilities	4,811.2	4,730.2

Shareholders’ Equity
Preferred stock ($1.00 par value, 5,000,000 shares authorized, 15,567 and 16,644 shares of Series A and B $2.50 Cumulative Convertible Preferred Stock issued and outstanding, aggregate liquidation preference of $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively)
	*	*
Common stock ($0.625 par value, 120,000,000 shares authorized, 66,021,444 and 65,775,568 shares issued and 46,898,924 and 46,653,048 shares outstanding as of December 31, 2012 and 2011, respectively)	41.2	41.1
Additional paid in capital	658.5	644.4
Retained earnings	1,249.4	1,171.2
Accumulated other comprehensive loss	(144.6)	(169.1)
Treasury stock at cost (19,122,520 shares at December 31, 2012 and 2011)	(560.3)	(560.3)
Total Shareholders’ Equity	1,244.2	1,127.3
Total Liabilities and Shareholders’ Equity	$6,055.4	$5,857.5
__________
* Less than $0.1

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except share data)

	Year Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$917.0	$900.1	$860.4
Marine operating revenue	265.5	230.0	198.4
Other revenue	60.7	61.3	55.2
Total Revenues	1,243.2	1,191.4	1,114.0
Expenses
Maintenance expense	269.7	277.6	268.2
Marine operating expense	182.4	165.6	138.0
Depreciation	237.4	226.5	217.0
Operating lease expense	130.2	132.0	140.2
Other operating expense	24.2	27.8	30.9
Selling, general and administrative expense	160.2	155.3	134.8
Total Expenses	1,004.1	984.8	929.1
Other Income (Expense)
Net gain on asset dispositions	79.5	65.8	41.1
Interest expense, net	(166.6)	(168.9)	(167.1)
Other (expense) income	(8.2)	4.1	0.4
Income before Income Taxes and Share of Affiliates’ Earnings	143.8	107.6	59.3
Income Taxes	(26.1)	(29.2)	(7.0)
Share of Affiliates’ Earnings (net of tax)	19.6	32.4	28.5
Net Income	$137.3	$110.8	$80.8
Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	25.0	(39.6)	(28.4)
Unrealized gain (loss) on securities	0.2	(0.2)	1.3
Unrealized gain (loss) on derivative instruments	11.7	(0.5)	(3.5)
Post-retirement benefit plans	(12.4)	(18.8)	5.1
Other comprehensive income (loss)	24.5	(59.1)	(25.5)
Comprehensive Income	$161.8	$51.7	$55.3

Share Data
Basic earnings per share	$2.93	$2.39	$1.75
Average number of common shares	46.8	46.4	46.1

Diluted earnings per share	$2.88	$2.35	$1.72
Average number of common shares and common share equivalents	47.6	47.2	47.0

Dividends declared per common share	$1.20	$1.16	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2012	2011	2010
Operating Activities
Net income	$137.3	$110.8	$80.8
Adjustments to reconcile income to net cash provided by operating activities:
Gains on sales of assets	(61.4)	(70.1)	(43.5)
Depreciation	249.4	238.5	228.1
Asset impairment charges	5.0	6.8	8.3
Deferred income taxes	24.4	22.7	1.4
Share of affiliates’ earnings, net of dividends	15.5	(3.2)	8.1
Change in income taxes payable	(9.4)	9.1	(7.3)
Change in accrued operating lease expense	(11.0)	(7.6)	(13.1)
Employee benefit plans	0.8	(5.3)	(21.6)
Other	19.6	5.1	2.5
Net cash provided by operating activities	370.2	306.8	243.7
Investing Activities
Additions to operating assets and facilities	(739.3)	(466.4)	(520.2)
Loans extended	(1.0)	(31.9)	—
Investments in affiliates	(29.7)	(116.2)	(64.7)
Other	—	(0.1)	(0.2)
Portfolio investments and capital additions	(770.0)	(614.6)	(585.1)
Purchases of leased-in assets	(1.3)	(61.1)	(5.3)
Portfolio proceeds	288.9	154.1	84.3
Proceeds from sales of other assets	28.4	42.2	30.4
Proceeds from sale-leasebacks	104.9	—	79.0
Net decrease (increase) in restricted cash	5.5	21.4	(23.4)
Other	—	—	2.4
Net cash used in investing activities	(343.6)	(458.0)	(417.7)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	445.2	790.3	573.8
Repayments of debt (original maturities longer than 90 days)	(671.2)	(312.8)	(344.2)
Net increase (decrease) in debt with original maturities of 90 days or less	243.3	(85.0)	46.8
Payments on capital lease obligations	(3.0)	(18.5)	(12.8)
Dividends	(58.8)	(56.0)	(53.5)
Other	4.6	5.2	0.9
Net cash (used in) provided by financing activities	(39.9)	323.2	211.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	(2.1)	(0.2)
Net (decrease) increase in Cash and Cash Equivalents during the period	(14.2)	169.9	36.8
Cash and Cash Equivalents at beginning of period	248.4	78.5	41.7
Cash and Cash Equivalents at end of period	$234.2	$248.4	$78.5

The accompanying notes are an integral part of these consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2012	2012	2011	2011	2010	2010
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Preferred Stock
Balance at beginning of period	*	$ *	*	$ *	*	$ *
Conversion of preferred stock into common stock	*	*	*	*	*	*
Balance at end of period	*	*	*	*	*	*
Common Stock
Balance at beginning of period	65.8	41.1	65.5	40.9	65.2	40.6
Issuance of common stock	0.2	0.1	0.3	0.2	0.2	0.2
Convertible debt conversions	—	—	—	—	0.1	0.1
Conversion of preferred stock into common stock	*	*	*	*	*	*
Balance at end of period	66.0	41.2	65.8	41.1	65.5	40.9
Treasury Stock
Balance at beginning and end of period	(19.1)	(560.3)	(19.1)	(560.3)	(19.1)	(560.3)
Additional Paid In Capital
Balance at beginning of period		644.4		626.2		616.8
Convertible debt conversions		—		—		(0.1)
Share-based compensation effects		11.2		11.8		7.2
Issuance of common stock		2.9		6.4		2.3
Balance at end of period		658.5		644.4		626.2
Retained Earnings
Balance at beginning of period		1,171.2		1,116.9		1,090.0
Net income		137.3		110.8		80.8
Dividends declared		(59.1)		(56.5)		(53.9)
Balance at end of period		1,249.4		1,171.2		1,116.9
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period		(169.1)		(110.0)		(84.5)
Other comprehensive income (loss)		24.5		(59.1)		(25.5)
Balance at end of period		(144.6)		(169.1)		(110.0)
Total Shareholders’ Equity		$1,244.2		$1,127.3		$1,113.7
__________
* Less than $0.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Headquartered in Chicago, Illinois, GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely-used assets, primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. In 2012, the Company modified the composition of its reportable segments to reflect an increasing focus on international growth and related changes in its management structure. As a result, the Company now reports financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management. All segment information is presented on this basis.

NOTE 2. Accounting Changes

Goodwill — In September 2011, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance that allows an entity to assess qualitative factors to determine if performing the two-step goodwill impairment test is necessary. The assessment of qualitative factors requires an entity to evaluate all events or circumstances that could impact the likelihood that the fair value of a reporting unit is less than its carrying amount. The guidance is effective for periods beginning after December 15, 2011. Application of the new guidance did not impact GATX’s financial position, results of operations or cash flows.

Fair Value Measurement — In May 2011, the FASB issued authoritative accounting guidance that changed some fair value measurement principles, clarified the application of existing guidance, and enhanced fair value disclosure requirements. The guidance requires an entity to disclose transfers between Level 1 and Level 2 fair value measurements and the reasons for those transfers. The guidance is effective for periods beginning after December 15, 2011. Application of the new guidance did not impact GATX’s financial position, results of operations or cash flows.
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

Reclassification — Certain amounts reported in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation. In particular, GATX changed the presentation of certain items reported on its Statement of Comprehensive Income. Specifically:

•
Asset remarketing income and scrapping gains were removed from revenue and asset impairments were removed from other expense. These amounts have been aggregated and included as a separate line item entitled net gain (loss) on asset dispositions.

•
Share of affiliates' earnings was formerly presented as a pre-tax line item and was combined with revenue in the gross income line. These earnings are now presented on a net-of-tax basis after the subtotal "Income before Income Taxes and Share of Affiliates' Earnings".

•
Operating revenues relating to Portfolio Management owned vessels are reported as marine operating revenues. Previously they were treated as usage rents and recorded with lease income. The related marine operating expenses, which were previously reported as other expenses, are now reported as marine operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidation — The consolidated financial statements of GATX Corporation and Subsidiaries include the assets, liabilities, revenues and expenses of GATX, all majority-owned subsidiaries that the Company controls and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated. GATX's consolidated subsidiaries include the following special-purpose corporations engaged in the financing of railcars, General American Railcar Corporation, General American Railcar Corporation II, General American Railcar Corporation III, General American Marks Company and GARC LLC (collectively the "SPCs"). The obligations of the SPCs are nonrecourse to GATX and their assets are available first to satisfy claims of their creditors.

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

Investments in Affiliated Companies —Investments in joint ventures and other non-controlled entities are accounted for using the equity method when it is determined that GATX has the ability to exercise significant influence over the financial and operating policies of the investee. Under the equity method, initial investments are recorded at cost and then adjusted for GATX’s share of the affiliates’ undistributed earnings and losses, distributions of capital, and loan payments to or from the affiliate. Loans to and from affiliates are reflected as part of GATX’s investment in the affiliate and interest on these loans is included in GATX’s proportional share of the affiliates’ earnings. GATX reviews the carrying amount of its investments in affiliates annually, or whenever events or circumstances indicate that a decline in value may have occurred. If GATX determines an investment is impaired on an other-than-temporary basis, it records a loss equal to the difference between the fair value of the investment and its carrying value. See Note 6 for additional information.

Fair Value Measurements — As defined by GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified according to a three-level hierarchy based on management’s judgment about the reliability of the inputs used in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and include quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Fair value measurements classified as Level 3 typically rely on the use of pricing models and discounted cash flow methodologies where significant management judgment is required. See Note 9 for additional information.

Cash and Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Restricted Cash — Cash and cash equivalents that are restricted as to withdrawal and use. GATX’s restricted cash primarily relates to contractually required amounts maintained for six wholly-owned bankruptcy-remote, special-purpose corporations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Assets and Facilities — Operating assets and facilities are principally stated at cost plus capitalized improvements. Assets acquired under capital leases are included in operating assets, and the related obligations are recorded as liabilities. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated residual values using the straight-line method. Leasehold improvements are depreciated over the shorter of their useful lives or the lease term. The estimated depreciable lives of operating assets and facilities are as follows:

Railcars	30 — 38 years
Locomotives	10 — 20 years
Buildings	40 — 50 years
Leasehold improvements	5 — 15 years
Marine vessels	30 — 65 years
Other equipment	5 — 30 years

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

GATX regularly reviews the performance of the finance lease portfolio and classifies finance leases as non-performing if it is probable that GATX will be unable to collect all amounts due under the lease. GATX suspends the accrual of income on non-performing finance leases until all contractual payments are current or as conditions warrant. Payments received on non-performing finance leases are applied to the lease payment receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Allowance for Losses — The allowance for losses is an estimate of credit losses existing in reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. GATX bases loss reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets GATX operates in and collateral values. In addition, GATX may establish specific reserves for known troubled accounts. Reserve estimates for loans and finance lease receivables are generally evaluated on a customer-specific basis, considering the same factors as rent and other receivables as well as a regular assessment of each customer’s specific credit situation. Amounts are charged against the allowance when they are deemed to be uncollectable. There were no material changes in estimation methods or assumptions for the allowance during 2012. GATX believes that the allowance is adequate to cover losses inherent in its reservable assets as of December 31, 2012. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See Note 17 for additional information.

Income Taxes — Provisions for federal, state and foreign income taxes are calculated on reported income before income taxes. Calculations of deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year the differences are expected to reverse. The cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities is reflected in the provision for income taxes in the period of change. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. Uncertain tax positions are items deducted for tax purposes, but for which a tax benefit has not been recognized in the financial statements due to the uncertainty of the tax position. GATX’s liability for uncertain tax positions is included in other liabilities on the balance sheet. See Note 12 for additional information.

Derivatives — GATX recognizes all derivative instruments at fair value and classifies them on the balance sheet as either other assets or other liabilities. Classification of derivative activity in the statements of comprehensive income and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other expenses and the related cash flows are included in cash flows from operating activities.

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

Defined Benefit Pension and Other Post-Retirement Plans — GATX’s balance sheet reflects the funded status of its pension and post-retirement plans. The funded status of the plans is measured as the difference between the fair value of the plan assets and the projected benefit obligation. GATX recognizes the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities and the corresponding adjustments to other comprehensive income (loss), net of related taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency — The assets and liabilities of GATX’s operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end. Income, expenses and cash flows are translated monthly, using average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of other comprehensive income (loss). Gains (losses) resulting from foreign currency transactions and from the remeasurement of non-functional currency denominated assets and liabilities, which are recorded net of related hedges in other expense during the periods in which they occur, were $0.5 million, $(1.6) million and $(1.7) million for 2012, 2011 and 2010, respectively.

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

Lease Revenue — Lease revenue includes revenue from full-service and net operating leases, and direct finance leases. Full-service leases are priced as an integrated service that includes amounts related to executory costs (e.g., maintenance, insurance and ad valorem taxes). GATX does not offer stand-alone maintenance service contracts and is unable to separate executory costs from full service lease income based on observable data. Operating lease revenue, including amounts related to executory costs, is recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other executory costs, which are expensed as incurred. Finance lease income is recognized using the interest method, which produces a constant yield over the term of the lease. See Note 5 for additional information.

Marine Operating Revenue —Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end.

Other Revenue — Other revenue includes customer liability repair revenue, fee income, interest on loans and other miscellaneous revenues. These revenues are recognized when earned, which, in the case of management fees received from affiliates, is when services are performed.

Interest Expense, net — Interest expense is the interest accrued on indebtedness and amortization of debt issuance costs and debt discounts. Debt issuance costs and discounts are deferred and amortized over the applicable term of the related debt. Interest expense is reported net of interest income on bank deposits, which was $1.9 million, $0.7 million and $0.2 million for 2012, 2011 and 2010, respectively.

Operating Lease Expense — GATX leases certain railcars and other assets and facilities closely associated with its revenue generating operations, such as maintenance facilities and equipment. These leases are classified as operating leases and the associated lease expense is recorded on a straight-line basis. Gains and financing costs associated with sale-leasebacks are deferred and amortized as a component of operating lease expense over the related leaseback term. GATX’s leases of office facilities and related administrative assets are also classified as operating leases and the associated expense is recorded in selling, general, and administrative expense (“SG&A”). Total operating lease expense, which includes amounts recorded in SG&A, was $133.3 million, $137.3 million and $145.4 million, in 2012, 2011 and 2010, respectively. See Note 5 for additional information.

Lease and Loan Origination Costs — Initial direct costs of direct finance leases are deferred and amortized over the lease term as an adjustment to lease income. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

Maintenance and Repair Costs — Maintenance and repair costs are expensed as incurred. Costs incurred in connection with planned major maintenance activities that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life. Required regulatory survey costs for vessels are capitalized and amortized over the applicable survey period, which is generally five years.

ASC Expense Seasonality — ASC's sailing season runs from April 1 - December 31 of each year.  Certain indirect expenses incurred prior to the beginning of the sailing season, including winter maintenance, insurance, operating lease expense and depreciation, are deferred and amortized ratably over the sailing season.  Otherwise, expenses are recognized as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net Gain on Asset Dispositions — Net gain on asset dispositions consists of disposition gains on sales of operating assets and residual sharing income ("asset remarketing income"), non-remarketing disposition gains, and asset impairments. Disposition gains, including non-remarketing gains, are recognized upon completion of the sale or scrapping of operating assets. Residual sharing income includes fees received from sale of managed assets and assets subject to residual value guarantees, and are recognized upon completion of the underlying transactions.

The following table presents the net gain on asset dispositions for the year ended (in millions) :

	2012	2011	2010
Disposition gains	$42.7	$40.4	$23.8
Residual sharing income	22.6	5.2	7.6
Non-remarketing disposition gains	19.2	27.0	18.0
Asset impairments	(5.0)	(6.8)	(8.3)
Net Gain on Asset Dispositions	$79.5	$65.8	$41.1

Other Income (Expense) —Other income and expense includes fair value adjustments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items.

New Accounting Pronouncements

Accumulated Other Comprehensive Income - In January 2013, the FASB issued authoritative accounting guidance that requires presentation and disclosure of the effects on components of net income of significant amounts reclassified out of accumulated other comprehensive income. The guidance becomes effective for periods beginning after December 31, 2012, with early adoption permitted. Application of the new guidance will not impact GATX's financial position, results of operations or cash flows.

NOTE 4. Supplemental Cash Flow and Noncash Investing Transaction

	2012	2011	2010
Supplemental Cash Flow Information (in millions)
Interest paid *	$162.3	$152.7	$152.6
Income taxes paid (refunded), net	11.1	(2.8)	13.0
________

(*)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest. Interest expense capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

Noncash Investing Transaction (in millions)	2011
Operating assets received *	$88.8
________
(*) In connection with the dissolutions of GATX's Clipper Fourth Limited and Clipper Fourth APS affiliates, GATX received liquidating distributions of six vessels with an aggregate fair value of $88.8 million. See Note 6 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. Leases

The following information pertains to GATX as a lessor:

The components of GATX’s finance leases as of December 31 were (in millions):

	Leveraged Leases		Direct Financing		Total Finance Leases
	2012	2011	2012	2011	2012	2011
Total contractual lease payments receivable	$—	$617.0	$327.3	$341.4	$327.3	$958.4
Principal and interest on third-party nonrecourse debt		(518.6)	—	—	—	(518.6)
Net contractual future lease receivable	—	98.4	327.3	341.4	327.3	439.8
Estimated non-guaranteed residual value of leased assets	—	20.9	86.9	93.7	86.9	114.6
Unearned income	—	(31.8)	(168.5)	(187.7)	(168.5)	(219.5)
Finance leases	—	87.5	245.7	247.4	245.7	334.9
Allowance for losses	—	(9.0)	—	—	—	(9.0)
Deferred taxes	—	(62.7)	—	—	—	(62.7)
Net investment in finance leases	$—	$15.8	$245.7	$247.4	$245.7	$263.2

Leveraged Lease Income — Income from leveraged leases (net of taxes) was $0.2 million, $4.6 million and $1.5 million in 2012, 2011 and 2010, respectively.

Usage Rents —Rental income on certain operating leases is based on equipment usage. Rental income from usage rents was $18.2 million, $13.7 million and $11.8 million, in 2012, 2011 and 2010, respectively.

Initial Direct Costs — Deferred initial direct costs related to direct financing leases were $0.8 million and $0.9 million, at December 31, 2012 and 2011, respectively.

Future Receipts — Future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2012, were (in millions):

	Finance Leases	Operating Leases *	Total
2013	$40.2	$784.4	$824.6
2014	38.7	594.2	632.9
2015	35.9	465.8	501.7
2016	31.3	346.1	377.4
2017	29.4	223.0	252.4
Years thereafter	151.8	461.7	613.5
	$327.3	$2,875.2	$3,202.5
__________
(*) The future contractual receipts due under operating leases include executory costs in the case of GATX's full service leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information pertains to GATX as a lessee:

Capital Lease Assets — Assets that are financed with capital lease obligations as of December 31 were (in millions):

	2012	2011
Railcars	$—	$3.6
Marine vessels	79.9	79.0
	79.9	82.6
Less: allowance for depreciation	(67.9)	(67.7)
	$12.0	$14.9

Lease Obligations — Certain leases provide options for GATX to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary. These amounts are not included with future contractual rental payments. Future contractual rental payments due under noncancelable leases as of December 31, 2012, were (in millions):

	Capital Leases	Recourse Operating Leases (a)	Nonrecourse Operating Leases (b)
2013	$3.1	$115.3	$27.9
2014	3.1	119.7	27.4
2015	3.1	139.7	26.0
2016	2.7	101.5	21.9
2017	1.1	89.3	22.5
Years thereafter	—	417.4	75.3
	$13.1	$982.9	$201.0
Less: amounts representing interest	(1.8)
Present value of future contractual capital lease payments	$11.3
__________

(a)	The contractual rental payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GATX is required to pay.

(b)
The amounts shown for nonrecourse operating leases primarily reflect the rental payments of two wholly-owned bankruptcy-remote, SPCs. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GATX.

NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates that are in businesses similar to those of GATX, primarily companies offering lease financing and related services for customers operating rail and marine assets, as well as companies that lease aircraft engines. As of December 31, 2012 and 2011, loan amounts included were $51.3 million and $57.7 million, respectively.

In 2012, GATX's gas compression equipment leasing affiliate, Enerven Compression, LLC ("Enerven"), sold substantially all of its assets and is in the process of liquidation. In connection with the disposition, GATX recognized an impairment loss of $14.8 million, which is reflected in share of affiliates' earnings. In 2011, the Clipper Fourth Limited and Clipper Fourth APS marine affiliates, in each of which GATX held a 45% interest, were dissolved. In connection with the dissolutions, GATX contributed $62.1 million, representing its share of the Clipper affiliates' outstanding debt, received liquidating distributions of six vessels with an aggregate fair value of $88.8 million and recognized an impairment loss of $5.2 million, which is reflected in share of affiliates’ earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents GATX's most significant investments in affiliated companies and related percentage of ownership, by segment, as of December 31, 2012 (in millions):

	Segment	GATX’s Investment	GATX’s Percentage Ownership
Rolls-Royce & Partners Finance *	Portfolio Management	$208.7	50.0%
AAE Cargo AG	Rail International	74.7	37.5%
Cardinal Marine Investments, LLC	Portfolio Management	52.6	50.0%
Singco Gas Pte, Limited	Portfolio Management	40.5	50.0%
Enerven Compression, LLC	Portfolio Management	32.9	45.6%
Adler Funding, LLC	Rail North America	26.7	12.5%
Southern Capital Corporation	Rail North America	20.2	50.0%
Intermodal Investment Fund V	Portfolio Management	18.1	50.0%
Somargas II Private Limited	Portfolio Management	15.4	35.0%
Other affiliates		12.2	various
Investments in Affiliated Companies		$502.0

__________

(*)	Combined investment balances of fourteen separate joint ventures (collectively, the "RRPF Affiliates")

The following table shows GATX’s share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2012	2011	2010
Rail North America	$6.5	$3.9	$7.2
Rail International	(18.3)	0.5	(6.0)
Portfolio Management	33.4	36.2	36.9
Share of affiliates' earnings (pre-tax)	21.6	40.6	38.1
Income taxes	(2.0)	(8.2)	(9.6)
Share of Affiliates' Earnings	$19.6	$32.4	$28.5

The following table summarizes GATX's cash investments in and distributions from affiliates for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2012	2011	2010	2012	2011	2010
Rail North America	$—	$—	$36.8	$14.9	$8.0	$9.7
Rail International	—	2.8	—	—	—	—
Portfolio Management	29.7	113.4	27.9	50.8	27.3	45.0
	$29.7	$116.2	$64.7	$65.7	$35.3	$54.7

The following guarantees, as described in Note 14, related to GATX's affiliated companies were outstanding as of December 31 (in millions). The amount shown below excludes an affiliate guarantee for which no stated maximum potential future payment is provided and for which the likelihood of performance under the guarantee is considered remote.

	2012	2011
Loan payment guarantees	$42.0	$42.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Financial Data of Affiliates

Aggregated operating results for all of GATX's affiliated companies for the years ending December 31 were (in millions):

	2012	2011	2010
Revenues	$651.8	$645.5	$636.2
Gains on sales of assets	57.4	21.1	10.9
Net income	75.3	88.5	55.8

Aggregated summarized balance sheet data for all of GATX's affiliated companies as of December 31 were (in millions):

	2012	2011
Current assets	$311.0	$404.4
Noncurrent assets	4,781.3	4,724.4
Total assets	$5,092.3	$5,128.8

Current liabilities	$439.7	$570.7
Noncurrent liabilities	3,739.6	3,671.9
Shareholders’ equity	913.0	886.2
Total liabilities and shareholders' equity	$5,092.3	$5,128.8

Summarized Financial Data for the RRPF Affiliates
As noted above, GATX's affiliate investments include a 50% interest in each of the RRPF Affiliates, a collection of fourteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF Affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. These aircraft engines are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce acts as manager for each of the RRPF Affiliates and also performs substantially all required maintenance activities. GATX's share of affiliates' earnings (after-tax) from the RRPF Affiliates was $36.7 million, $30.8 million and $25.4 million in 2012, 2011 and 2010, respectively.

The following financial information was derived from the combined financial statements of the RRPF Affiliates.

Condensed income statements for the years ending December 31 (in millions):

	2012	2011	2010
Lease revenue from third parties	$140.4	$127.9	$118.2
Lease revenue from Rolls-Royce	112.9	96.3	94.8
Depreciation expense	(115.1)	(100.1)	(89.1)
Interest expense	(64.8)	(55.5)	(54.5)
Other expenses	(16.3)	(11.5)	(9.1)
Gains on sales of assets	35.9	19.4	3.4
Income before income taxes	93.0	76.5	63.7
Income taxes *	(3.8)	(3.6)	(11.6)
Net income	$89.2	$72.9	$52.1
_________
(*) Represents income taxes directly attributable to the RRPF Affiliates.  Several of the RRPF Affiliates are flow through entities and income taxes are incurred at the shareholder level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed balance sheets as of December 31 (in millions):

	2012	2011
Current assets	$84.8	$104.5
Operating assets, net of accumulated depreciation of $651.8 for 2012 and $568.1 for 2011 *	2,572.2	2,335.5
Other noncurrent assets	14.1	15.0
Total assets	$2,671.1	$2,455.0

Current liabilities	$122.8	$141.6
Long-term debt	1,955.1	1,796.6
Other liabilities	217.7	201.1
Shareholders’ equity	375.5	315.7
Total liabilities and shareholders' equity	$2,671.1	$2,455.0
_________

(*)	All operating assets were pledged as collateral for long term debt obligations.

Contractual future lease receipts from noncancelable leases as of December 31, 2012 were as follows (in millions):

	Rolls-Royce	Third Parties	Total
2013	$120.9	$133.1	$254.0
2014	118.9	114.6	233.5
2015	119.7	99.7	219.4
2016	111.3	88.6	199.9
2017	89.4	80.0	169.4
Years thereafter	275.0	182.1	457.1
	$835.2	$698.1	$1,533.3

Maturities of debt obligations as of December 31, 2012, were as follows (in millions):

Debt Principal
2013	$64.2
2014	417.1
2015	622.0
2016	359.7
2017	245.6
Years thereafter	288.3
Total debt principal *	$1,996.9
_________

(*)	All debt obligations are nonrecourse to the shareholders.

NOTE 7. Variable Interest Entities

GATX evaluates whether an entity is a variable interest entity (“VIE”) based on the sufficiency of the entity's equity and whether the equity holders have the characteristics of a controlling financial interest.  To determine if it is the primary beneficiary of a VIE, GATX assesses whether it has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative in nature and require certain judgments and assumptions about the VIE's forecasted financial performance and the volatility inherent in those forecasted results. GATX evaluates new investments for VIE determination and regularly reviews all existing entities for any events that may result in an entity becoming a VIE or GATX becoming the primary beneficiary of an existing VIE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX is the primary beneficiary of a consolidated VIE related to a structured lease financing of a portfolio of railcars because it has the power to direct the significant activities of the VIE through its ownership of the equity interests in the transaction. The risks associated with this VIE are substantially similar to those of GATX's wholly-owned railcar leasing activities.

The carrying amounts of assets and liabilities of the VIE as of December 31 were (in millions):

	2012	2011
Operating assets, net of accumulated depreciation *	$98.4	$104.3
Nonrecourse debt	35.1	45.2
_________

(*)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The carrying amounts and maximum exposure to loss with respect to VIEs that GATX does not consolidate as of December 31 were (in millions):

	2012		2011
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$110.7	$110.7	$72.2	$72.2
Leveraged leases	—	—	78.5	78.5
Other investment	0.7	0.7	0.9	0.9
Total	$111.4	$111.4	$151.6	$151.6

NOTE 8. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2012	2011
Balance	$273.6	$28.6
Weighted average interest rate	0.72%	1.26%

Credit Lines and Facilities

GATX has a $560 million unsecured revolving credit facility in the U.S. that matures in May 2015. At December 31, 2012, availability under this facility was $365.3 million, with $185.0 million of commercial paper outstanding and $9.7 million of letters of credit issued, both backed by the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $1.2 million, $0.9 million and $0.4 million for 2012, 2011 and 2010, respectively. GATX also has unsecured lines of credit in Europe totaling $112.1 million. At December 31, 2012, availability under these lines of credit was $23.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recourse and Nonrecourse Debt Obligations

Outstanding balances of GATX’s debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2012	2011
Recourse Fixed Rate Debt
Unsecured	04/30/09	05/15/14	8.75%	$300.0	$300.0
Unsecured	02/05/10	05/15/15	4.75%	250.0	250.0
Unsecured	11/19/10	07/15/16	3.50%	250.0	250.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	—
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Secured	11/06/08	11/15/13	9.00%	159.9	168.3
Unsecured	12/22/05	12/22/15	5.75%	100.0	115.0
Unsecured	09/20/11	07/15/16	3.50%	100.0	100.0
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	12/27/10	10/31/18	3.84%	21.1	20.7
Unsecured	11/29/10	11/30/18	3.70%	19.8	20.7
Unsecured	09/24/09	10/01/12	4.75%	—	300.0
Unsecured	10/11/06	02/15/12	5.50%	—	200.0
Unsecured	03/29/06	12/11/12	3.49%	—	40.5
Unsecured	12/18/07	11/30/12	4.70%	—	27.2
Unsecured	06/29/07	05/31/12	4.25%	—	22.7
Unsecured	02/11/02	07/31/12	5.73%	—	0.6
Unsecured	02/11/02	01/31/12	5.83%	—	0.2
Total recourse fixed rate debt				$2,250.8	$2,615.9
Recourse Floating Rate Debt *
Unsecured	12/12/11	06/12/17	2.25%	$107.5	$115.0
Unsecured	03/18/08	03/18/14	1.25%	100.0	150.0
Unsecured	05/17/11	05/17/13	1.50%	100.0	100.0
Unsecured	12/21/12	12/21/17	1.88%	100.0	—
Secured	12/19/11	12/19/20	2.10%	95.5	100.0
Unsecured	06/30/06	06/28/13	0.90%	70.0	100.0
Unsecured	08/31/12	12/31/19	2.47%	66.0	—
Unsecured	12/15/10	10/31/15	1.58%	42.9	49.9
Unsecured	03/29/06	09/30/16	2.09%	41.2	—
Secured	05/14/09	05/14/14	2.86%	38.0	41.4
Unsecured	01/12/12	06/12/17	2.25%	35.0	—
Unsecured	12/18/07	10/31/16	2.01%	27.7	—
Unsecured	12/06/11	08/31/16	1.56%	25.8	29.8
Unsecured	06/29/07	09/30/16	2.17%	18.4	—
Unsecured	09/02/11	11/30/16	1.24%	13.4	15.6
Unsecured	03/01/10	02/28/15	1.97%	13.2	13.0
Unsecured	12/31/03	09/30/13	1.73%	1.8	4.3
Unsecured	12/27/10	06/30/12	2.84%	—	5.2
Unsecured	11/29/10	12/31/12	2.20%	—	1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Date of Issue	Final Maturity	Interest Rate	2012	2011
Unsecured	12/15/03	12/15/12	1.63%	—	1.2
Unsecured	12/31/03	12/31/12	1.53%	—	0.3
Total recourse floating rate debt				$896.4	$727.6
Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$35.1	$45.2
Secured	06/13/06	12/31/13	6.26%	21.4	22.2
Secured	08/01/07	06/30/17	6.77%	2.5	2.5
Secured	06/16/06	04/29/16	6.80%	1.3	1.3
Secured	08/01/07	07/31/17	6.78%	0.8	0.8
Secured	05/29/07	05/31/12	5.84%	—	3.5
Secured	06/01/07	05/31/12	6.27%	—	2.4
Secured	05/11/07	05/31/12	6.06%	—	1.4
Total nonrecourse fixed rate debt				$61.1	$79.3

Nonrecourse Floating Rate Debt *
Secured	Various	05/08/14	1.46%	$49.3	$51.0
Secured	Various	01/15/15	1.46%	23.5	24.4
Total nonrecourse floating rate debt				$72.8	$75.4
Total debt principal				$3,281.1	$3,498.2
Debt discount, net				(8.3)	(9.3)
Debt adjustment for fair value hedges				10.2	15.3
Total Debt				$3,283.0	$3,504.2
_________

(*)	Floating rates as of December 31, 2012.

Maturities of GATX’s debt obligations as of December 31, 2012, were as follows (in millions):

Debt Principal
2013	$485.7
2014	513.6
2015	552.5
2016	626.9
2017	236.2
Thereafter	866.2
Total debt principal	$3,281.1

At December 31, 2012, $606.7 million of GATX’s operating assets were pledged as collateral for notes or other obligations.

Shelf Registration Statement

GATX maintains an effective shelf registration statement on file with the SEC that enables it to issue public debt securities and pass-through certificates. The registration statement expires in August 2013.

Restrictive Covenants

GATX’s $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. GATX’s ratio of earnings to fixed charges, as defined in this facility, was 1.8 for the period ended December 31, 2012, in excess of the minimum covenant ratio of 1.2. At December 31, 2012, GATX was in compliance with all covenants and conditions of the facility. Certain of GATX’s bank term loans have the same financial covenants as the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The indentures for GATX’s public debt also contain various restrictive covenants, including limitation on liens provisions, that limit the amount of additional secured indebtedness that GATX may incur to $918.6 million as of December 31, 2012. Additionally, certain exceptions to the covenants permit GATX to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2012, GATX was in compliance with all covenants and conditions of the indentures.

The loan agreements for certain of GATX’s wholly-owned European subsidiaries (collectively, “GRE”) also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans and limitations on the ability of these subsidiaries to repay loans to certain related parties (including GATX) and to pay dividends to GATX. The covenants relating to loans and dividends effectively limit the ability of GRE to transfer funds to GATX. At December 31, 2012, the maximum amount that GRE could transfer to GATX without violating its covenants was $81.4 million, implying that $389.7 million of subsidiary net assets were restricted. At December 31, 2012, GRE was in compliance with all covenants and conditions of these loan agreements.

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

NOTE 9. Fair Value Disclosure

The following tables set forth GATX’s assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions):

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2012
Interest rate derivatives (a)	$—	$10.2	$—	$10.2
Available for sale equity securities	3.3	—	—	3.3
Liabilities
Interest rate derivatives (a)	—	1.0	—	1.0
Interest rate derivatives (b)	—	0.3	—	0.3
Foreign exchange rate derivatives (b)	—	2.1	—	2.1

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total December 31, 2011
Interest rate derivatives (a)	$—	$15.3	$—	$15.3
Foreign exchange rate derivatives (b)	—	2.1	—	2.1
Available for sale equity securities	2.9	—	—	2.9
Liabilities
Interest rate derivatives (a)	—	2.1	—	2.1
Interest rate derivatives (b)	—	0.3	—	0.3
_________
(a)     Designated as hedges
(b)     Not designated as hedges

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Available for sale equity securities are valued based on quoted prices on an active exchange. Derivatives are valued using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or can be derived principally from or corroborated by observable market data.

The following table sets forth certain disclosures relating to GATX’s non-recurring Level 3 fair value measurements in 2012 and 2011(in millions):

	Fair Value of Assets	Impairment Losses
2012
Investment in affiliated companies	$32.9	$14.8
Operating assets	0.7	0.7
2011
Operating assets	2.8	4.1

In 2012, impairment losses related to the Enerven affiliate and a corporate aircraft on lease. In 2011, impairment losses related to the corporate aircraft on lease and a helicopter held for sale. The fair value of the Enerven affiliate was primarily based on expected final proceeds to be received after all sale and liquidation proceedings are concluded. The fair values of the operating assets were based primarily on the expected future proceeds to be received from the assets, including their disposition.

Derivative instruments

Fair Value Hedges — GATX uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. For fair value hedges, changes in fair value of both the derivative and the hedged item are recognized in earnings as interest expense. As of December 31, 2012 and 2011, GATX had one instrument and three instruments outstanding, respectively, with an aggregate notional amount of $100.0 million and $350.0 million, respectively. As of December 31, 2012, this derivative had a maturity in 2015.

Cash Flow Hedges — GATX uses interest rate swaps to convert floating rate debt to fixed rate debt and to manage the fixed to floating rate mix of its debt obligations. GATX also uses interest rate swaps and Treasury rate locks to hedge its exposure to interest rate risk on existing and anticipated transactions. As of December 31, 2012 and 2011, GATX had 12 instruments and 11 instruments outstanding, respectively, with an aggregate notional amount of $129.2 million and $73.4 million, respectively. As of December 31, 2012, these derivatives had maturities ranging from 2013-2019. Within the next 12 months, GATX expects to reclassify $6.8 million ($4.3 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to earnings. Amounts are reclassified when interest and operating expense related to the hedged risks affect earnings.

Non-designated Derivatives — GATX does not hold or issue derivative financial instruments for purposes other than hedging, although certain derivatives are not designated as accounting hedges. Changes in the fair value of these derivatives are recognized in earnings immediately.

Certain of GATX’s derivative instruments contain credit risk provisions that could require GATX to make immediate payment on net liability positions in the event that GATX defaulted on certain outstanding debt obligations. The aggregate fair value of all derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2012, was $3.4 million. GATX is not required to post any collateral on its derivative instruments and does not expect the credit risk provisions to be triggered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income statement and other comprehensive income (loss) impacts of GATX’s derivative instruments for the years ended December 31 were (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	2012	2011	2010
Fair value hedges *	Interest expense	$5.0	$2.3	$(7.4)
Cash flow hedges	Other comprehensive loss (effective portion)	(0.2)	(5.9)	(8.1)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	4.2	2.5	7.7
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	1.4	1.5	1.5
Cash flow hedges	Other (expense) income (ineffective portion)	(0.1)	—	(0.1)
Non-designated	Other (expense) income	(5.0)	1.8	0.4
_________

(*)	Equally offsetting the amount recognized in interest expense was the fair value adjustment relating to the underlying debt.

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

	2012	2012	2011	2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment Funds	$2.5	$5.8	$2.7	$7.4
Loans	27.2	27.7	30.4	30.7
Liabilities
Recourse fixed rate debt	$2,343.3	$2,513.4	$2,627.2	$2,754.9
Recourse floating rate debt	809.1	807.9	727.6	714.8
Nonrecourse debt	130.6	138.2	149.4	159.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX uses a December 31 measurement date for all of its plans. The following tables set forth pension obligations and plan assets and other post-retirement obligations as of December 31 (in millions):

	2012	2011	2012	2011
			Retiree Health and Life	Retiree Health and Life
	Pension Benefits	Pension Benefits
Change in Benefit Obligation
Benefit obligation at beginning of year	$425.0	$413.2	$44.8	$46.6
Service cost	5.7	5.4	0.2	0.2
Interest cost	19.7	20.7	2.0	2.2
Actuarial loss	49.2	13.5	4.9	—
Benefits paid	(27.4)	(27.5)	(3.8)	(4.2)
Effect of foreign exchange rate changes	1.6	(0.3)	—	—
Benefit obligation at end of year	$473.8	$425.0	$48.1	$44.8
Change in Fair Value of Plan Assets
Plan assets at beginning of year	377.5	392.7	—	—
Actual return on plan assets	55.3	10.2	—	—
Effect of exchange rate changes	1.6	(0.1)	—	—
Company contributions	2.1	2.2	3.8	4.2
Benefits paid	(27.4)	(27.5)	(3.8)	(4.2)
Plan assets at end of year	$409.1	$377.5	$—	$—
Funded Status at end of year	$(64.7)	$(47.5)	$(48.1)	$(44.8)
Amount Recognized
Other liabilities	$(64.7)	$(47.5)	$(48.1)	$(44.8)
Accumulative other comprehensive loss:
Net actuarial loss	207.4	193.5	6.8	1.8
Prior service credit (cost)	(4.1)	(5.1)	0.2	—
Accumulated other comprehensive loss	203.3	188.4	7.0	1.8
Total recognized	$138.6	$140.9	$(41.1)	$(43.0)
After-tax amount recognized in accumulated other comprehensive loss	$126.8	$117.6	$4.3	$1.1

The aggregate accumulated benefit obligation for the defined benefit pension plans was $453.7 million and $408.9 million at December 31, 2012 and 2011, respectively.

Information for pension plans with a projected benefit obligation in excess of plan assets is as followes as of December 31 (in millions):

	2012	2011
Projected benefit obligations	$473.8	$425.0
Fair value of plan assets	409.1	377.5

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows as of December 31 (in millions):

	2012	2011
Accumulated benefit obligations	$453.7	$408.9
Fair value of plan assets	409.1	377.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic (benefit) cost for the year ended December 31 were (in millions):

				2012 Retiree Health and Life	2011 Retiree Health and Life	2010 Retiree Health and Life
	2012 Pension Benefits	2011 Pension Benefits	2010 Pension Benefits
Service cost	$5.7	$5.4	$5.3	$0.2	$0.2	$0.2
Interest cost	19.7	20.7	22.1	2.0	2.2	2.4
Expected return on plan assets	(29.6)	(33.2)	(33.5)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	9.9	7.2	6.0	(0.1)	(0.3)	(0.3)
Net periodic (benefit) cost	$4.7	$(0.9)	$(1.1)	$2.0	$2.0	$2.2

GATX amortizes the unrecognized prior service credit using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. The unrecognized net actuarial loss (gain), subject to certain averaging conventions, is amortized over the average remaining service period of active employees.

As of December 31, 2012, GATX expects within the next twelve months to recognize the following amounts included in accumulated other comprehensive loss (gain) as components of net periodic cost (in millions):

	2013
	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss (gain)	$14.0	$(0.2)
Unrecognized prior service credit	(1.0)	(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX used the following assumptions to measure the benefit obligation, compute the expected long-term return on assets and measure the periodic cost for GATX’s defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2012	2011
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	3.95%	4.80%
Discount rate — hourly funded plan	4.05%	4.85%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.80%	5.25%
Discount rate — hourly funded plan	4.85%	5.25%
Expected return on plan assets — salaried funded plan	8.05%	8.65%
Expected return on plan assets — hourly funded plan	7.10%	7.80%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	4.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	4.25%	4.65%
Rate of pension-in-payment increases	3.00%	2.90%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.65%	5.40%
Expected return on plan assets	5.77%	6.12%
Rate of pension-in-payment increases	2.90%	3.40%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health	3.65%	4.50%
Discount rate - hourly health	3.60%	4.60%
Discount rate - salaried life insurance	3.90%	4.75%
Discount rate - hourly life insurance	3.45%	4.45%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	4.50%	4.95%
Discount rate - hourly health	4.60%	4.95%
Discount rate - salaried life insurance	4.75%	4.95%
Discount rate - hourly life insurance	4.45%	4.95%
Rate of compensation increases	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2012	2011
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	7.00%	7.50%
Prescription drugs claims	6.50%	7.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2019	2018
Prescription drugs claims	2017	2018

The health care cost trend, which is comprised of medical and prescription drug claims, has a significant effect on the other post-retirement benefit cost and obligation. A one-percentage-point change in the trend rate would have the following effects (in millions):

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.5	(2.2)

GATX’s investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. GATX’s weighted-average asset allocations of its domestic funded pension plans at December 31, 2012 and 2011, and current target asset allocation for 2012, by asset category, are as follows:

		Plan Assets at December 31
	Target	2012	2011
Asset Category
Equity securities	66.0%	65.3%	64.1%
Debt securities	29.0%	28.9%	30.1%
Real estate	5.0%	5.8%	5.2%
Cash	—	—	0.6%
	100.0%	100.0%	100.0%

GATX’s weighted-average asset allocations of its foreign funded pension plan at December 31, 2012 and 2011, and current target asset allocation for 2013, by asset category, are as follows:

		Plan Assets at December 31
	Target	2012	2011
Asset Category
Equity securities	36.8%	36.2%	36.1%
Debt securities	63.2%	63.8%	63.9%
	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the fair value of GATX’s pension plan assets as of December 31 (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs ( Level 3)	Total December 31,
				2012
Assets
Short-term investment funds	$1.0	$—	$—	$1.0
Common stock	10.3	—	—	10.3
Common stock collective funds	—	245.0	—	245.0
Fixed income collective trust funds	—	131.2	—	131.2
Real estate collective trust funds	—	21.6	—	21.6
Total	$11.3	$397.8	$—	$409.1

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs ( Level 3)	Total December 31,
				2011
Assets
Short-term investment funds	$2.9	$—	$—	$2.9
Common stock	8.9	—	—	8.9
Common stock collective funds	—	222.5	—	222.5
Fixed income collective trust funds	—	125.3	—	125.3
Real estate collective trust funds	—	17.9	—	17.9
Total	$11.8	$365.7	$—	$377.5

The following is a description of the valuation techniques and inputs used as of December 31, 2012 and 2011:

Short-term investment funds: Valued based on the closing net asset values (NAV) quoted by the funds. The NAV represents the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. Short-term investment funds are highly liquid investments in obligations of the U.S. Government, its agencies or instrumentalities, and related money market instruments. There are no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption.

Common stock: Traded in an active market and valued at the last reported sales price on the last business day of the plan year.

Common stock and fixed income collective trust funds: Valued based on the closing NAV prices quoted by the funds. The NAV represents the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. There are no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption for any of the collective trusts. The common stock funds each have an investment objective of long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings.

Real estate collective trust funds: Valued based on the NAV provided by the administrators of the funds, which represents the unitized fair values of the underlying U.S. commercial real estate held by the funds. Fair values were determined by independent appraisal of the real estate properties. Redemptions from the real estate funds are available upon either 45 or 60 days’ notice prior to the end of a quarter. Redemptions may be limited and/or delayed by a lack of liquidity in the funds. The real estate funds are diversified by location and property type with an investment objective of long-term return through property appreciation, current income, and timely sales. In 2012, the Company determined that the inputs used to measure the real estate funds at fair value are Level 2 inputs. The fair value disclosures for 2011 have been revised to conform to the 2012 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In 2013, GATX expects to contribute approximately $7.0 million to its pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will be dependent on several factors, including investment returns on plan assets and actuarial experience.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2013	$29.2	$2.0	$4.4
2014	29.0	1.9	4.3
2015	29.0	1.8	4.0
2016	29.3	2.0	3.9
2017	31.1	2.0	3.6
Years 2018-2022	148.3	11.9	15.0
	$295.9	$21.6	$35.2

The following are estimated Medicare Part D Subsidies expected to be received as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

2013	$0.5
2014	0.5
2015	0.5
2016	0.5
2017	0.4
Years 2018-2022	2.2
$4.6

In addition to its defined benefit plans, GATX maintains two 401(k) retirement plans that are available to substantially all salaried and certain other employee groups. GATX may contribute to the plans as specified by their respective terms and as determined by the Board of Directors. Contributions to such plans were $1.6 million, $1.4 million and zero for 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Multiemployer Plans

The shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, post-retirement and other benefits to active and retired employees. Unlike single employer plans, GATX does not recognize plan assets or obligations for multiemployer plans on its balance sheet. Rather, GATX recognizes as marine operating expenses the amounts of its contributions to the plans. The amounts contributed are based on the number of crew hours worked, which is dependent on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to make additional contributions.

GATX’s contributions to multiemployer benefit plans for the years indicated were as follows (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status (b)	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2012	2011	2010
American Maritime Officers Pension Plan (a)	13-1969709-001	Endangered-Yellow	$1.5	$2.1	$2.2	January 15, 2017
Other multiemployer post-retirement plans			6.6	6.4	6.2
Total			$8.1	$8.5	$8.4
__________________
(a)GATX's contributions represented more than 5% of the total contributions to the plan during each year and no surcharge was imposed for any year.

(b)The American Maritime Officers Pension Plan was determined to be in endangered status (i.e. “yellow zone” as defined by the Pension Protection Act of 2006) for the plan year beginning October 1, 2012, because it has funding or liquidity problems, or both. A rehabilitation plan, as defined by the Employee Retirement Security Act of 1974, was instituted under which certain adjustable benefits were reduced or eliminated and GATX is required to contribute at a negotiated rate per day worked by each employee.

NOTE 11. Share-Based Compensation

GATX provides equity awards to its employees under its GATX Corporation 2012 Incentive Award Plan (the “2012 Plan”), which was adopted in 2012 and superseded the GATX Corporation 2004 Equity Incentive Compensation Plan. The plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted shares and phantom stock awards. As of December 31, 2012, 3.5 million shares were authorized under the 2012 Plan and 3.5 million shares were available for future issuance. GATX recognizes compensation expense for its equity awards in selling, general and administrative expenses over the service period of each award. For 2012, 2011 and 2010, share-based compensation expense was $12.2 million, $11.0 million and $8.0 million, respectively, and related tax benefits were $4.6 million, $4.1 million and $3.0 million, respectively. These awards are more fully described below.

Stock Option and SAR Awards

Stock option and SARs provide for the purchase of shares of common stock and may be granted for periods not longer than seven years from the grant date. SARs entitle the holder to receive the difference between the market price of GATX’s common stock at the time of exercise and the exercise price, either in shares of common stock, cash or a combination thereof, at GATX’s discretion. Options entitle the holder to purchase shares of GATX common stock at a specified exercise price. Dividends accrue on all options and SARs and are paid upon vesting. Dividends continue to be paid until the options or SARs are exercised, cancelled or expire. The exercise price for stock options and SARs is equal to the average of the high and low trading prices of GATX common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the applicable vesting period. Since 2006, only SARs have been awarded. SARs vest and become exercisable in 1/3 annual increments over three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value of a SAR is the sum of the value derived using the Black-Scholes option pricing model and the present value of dividends expected to be paid over the expected term of the SAR. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. Expected term is based on historical exercise patterns and post-vesting terminations. Expected volatility is based on the historical volatility of GATX’s stock price over a period equal to the expected term. Risk-free interest rates are based on the implied yield on U.S. Treasury zero-coupon bond issues with a remaining term equal to the expected term.

The weighted average fair value for GATX’s SARs and the assumptions used to estimate fair value were:

	2012	2011	2010
Weighted average estimated fair value	$18.48	$13.88	$11.13
Quarterly dividend rate	$0.29	$0.29	$0.28
Expected term of SAR, in years	4.7	4.3	4.3
Risk-free interest rate	1.0%	1.6%	2.0%
Dividend yield	2.7%	3.4%	4.3%
Expected stock price volatility	43.3%	41.9%	41.8%
Present value of dividends	$5.37	$4.76	$4.55

Certain data with respect to stock option and SAR activity for the year ended December 31, 2012, were:

	Number of Options and SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of the year	1,879	$31.08
Granted	350	43.99
Exercised	(341)	28.99		$4.9
Forfeited/Cancelled	(10)	37.15
Expired	(6)	38.95
Outstanding at end of the year	1,872	33.82	3.7	18.0
Vested and exercisable at end of the year	1,146	31.48	2.6	13.8

The total intrinsic value of options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $4.5 million and $1.0 million, respectively. As of December 31, 2012, there was $6.3 million of unrecognized compensation expense related to nonvested SARs, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted and Performance Share Awards

Restricted shares entitle the recipient to receive a specified number of restricted shares of common stock upon vesting. Restricted shares do not carry voting rights and are not transferable prior to the expiration of a specified restriction period, generally three years, as determined by the Compensation Committee of the Board of Directors ( the “Compensation Committee”). Dividends accrue on all restricted shares and are paid upon vesting. Compensation expense is recognized for these awards over the applicable vesting period.

Performance shares are restricted shares that are granted to key employees based on the achievement of certain strategic objectives. The shares are converted to common stock based on the achievement of predetermined performance goals at the end of a specified performance period as determined by the Compensation Committee. An estimate of the number of shares expected to vest as a result of actual performance against the performance criteria is made at the time of grant to determine total compensation expense to be recognized. The estimate is reevaluated annually and total compensation expense is adjusted for any changes in the estimate, with a cumulative catch up adjustment (i.e., the cumulative effect of applying the change in estimate retrospectively) recognized in the period of change. Compensation expense is recognized for these awards over the applicable vesting period, generally three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX values its restricted and performance share awards based on the average of the high and low values of its stock on the grant date. As of December 31, 2012, there was $6.6 million of unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.8 years.

Certain data with respect to restricted and performance share activity for the year ended December 31, 2012, were:

	Number of Share Units Outstanding	Weighted Average Grant-Date Fair Value
Restricted Shares:
Nonvested at beginning of the year	333,837	$29.04
Granted	75,580	43.71
Vested	(134,508)	25.10
Forfeited	(7,919)	33.87
Nonvested at end of the year	266,990	35.03
Performance Shares:
Nonvested at beginning of the year	188,434	$30.36
Granted	76,780	44.02
Net increase due to estimated performance	9,567	40.81
Vested	(85,575)	25.96
Nonvested at end of the year	189,206	38.42

The total fair value of restricted and performance shares that vested during the years ended December 31, 2012, 2011 and 2010, was $5.6 million, $2.7 million and $2.5 million, respectively.

Phantom Stock Awards

Phantom stock is granted to non-employee directors as a component of their compensation for service on GATX’s Board of Directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares in the Company. Phantom stock awards are dividend participating with all dividends reinvested in additional phantom shares at the average of the high and low trading prices of GATX stock on the dividend payment date. Settlement of whole units of phantom stock will be made in shares of common stock and fractional units will be paid in cash at the expiration of each director’s service on the Board and/or in accordance with his or her deferral election. In 2012, GATX granted 20,722 units of phantom stock and 135,261 units were outstanding as of December 31, 2012.

NOTE 12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GATX intends to permanently reinvest in foreign operations. The cumulative amount of such earnings was $551.4 million at December 31, 2012. The ultimate tax cost of these earnings is dependent on tax laws in effect and other circumstances at the time of distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of GATX’s deferred tax liabilities and assets as of December 31 were (in millions):

	2012	2011
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$806.7	$756.2
Leveraged leases	—	62.7
Investments in affiliated companies	81.6	82.4
Lease accounting (other than leveraged)	12.6	13.7
Other	3.1	2.9
Total deferred tax liabilities	904.0	917.9
Deferred Tax Assets
Alternative minimum tax credit	5.2	8.9
Federal net operating loss	—	38.1
Foreign tax credit	7.3	13.9
Valuation on foreign tax credit	(7.3)	(13.9)
State net operating loss	26.6	31.1
Valuation on state net operating loss	(12.8)	(15.8)
Foreign net operating loss	9.5	7.3
Accruals not currently deductible for tax purposes	19.1	21.8
Allowance for losses	6.6	5.4
Pension and post-retirement benefits	48.6	40.7
Other	18.2	14.5
Total deferred tax assets	121.0	152.0
Net deferred tax liabilities	$783.0	$765.9

At December 31, 2012, GATX had fully utilized its U.S. federal tax net operating loss carryforward of $108.8 million, and its alternative minimum tax credit, which has an unlimited carryforward period, was reduced to $5.2 million.

At December 31, 2012, GATX had foreign tax credits of $7.3 million that are scheduled to expire beginning in 2015. A $7.3 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize these credits. GATX also had state net operating losses of $26.6 million, net of federal benefit, that are scheduled to expire at various times beginning in 2013. A $12.8 million valuation allowance has been recorded as the Company believes it is more likely than not that it will be unable to utilize all of these losses. Additionally, GATX has a foreign net operating loss of $9.5 million that has an unlimited carryforward period. Utilization of future tax credits and net operating losses will be dependent on a number of variables, including the amount of taxable income, foreign source income attributes and state apportionment factors.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows (in millions):

	2012	2011
Beginning balance	$20.8	$42.7
Reductions due to expiration of the applicable statute of limitations	(16.1)	—
Reductions due to settlement of audit issues	—	(21.9)
Ending balance	$4.7	$20.8

At December 31, 2012, GATX’s gross liability for unrecognized tax benefits was $4.7 million of which $3.2 million, if recognized, would favorably impact income tax expense. Subject to the completion of certain audits, the Company believes it is reasonably possible that, within the next 12 months, unrecognized tax benefits of $0.4 million may be recognized. During the year ended December 31, 2012, upon expiration of the applicable statute of limitations, GATX released a gross unrecognized tax benefit of $16.1 million (net tax expense impact of $15.5 million). During the year ended December 31, 2011, the Company settled several open audit years resulting in the release of gross unrecognized tax benefits totaling $21.9 million (net tax expense impact of $4.8 million). The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts have been accrued for penalties. To the extent interest is not assessed or otherwise reduced with respect to uncertain tax positions, any required adjustment will be recorded as a reduction of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. All federal examinations with respect to GATX’s U.S. tax returns for years prior to 2009 have been closed. The Company and its subsidiaries are undergoing audits in various state and foreign jurisdictions.

The components of income before income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 consisted of (in millions):

	2012	2011	2010
Domestic	$80.5	$39.5	$5.1
Foreign	63.3	68.1	54.2
	$143.8	$107.6	$59.3

GATX and its U.S. subsidiaries file a consolidated federal income tax return. Income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 consisted of (in millions):

	2012	2011	2010
Current
Domestic:
Federal	$(8.8)	$0.7	$(0.2)
State and local	2.5	0.8	0.8
	(6.3)	1.5	0.6
Foreign	8.0	5.0	5.0
	1.7	6.5	5.6
Deferred
Domestic:
Federal	16.0	8.9	(3.1)
State and local	(3.1)	0.5	0.3
	12.9	9.4	(2.8)
Foreign	11.5	13.3	4.2
	24.4	22.7	1.4
Income taxes	$26.1	$29.2	$7.0

The reasons for the difference between GATX’s effective income tax rate and the federal statutory income tax rate for the years ending December 31 were (in millions):

	2012	2011	2010
Income taxes at federal statutory rate	$50.4	$37.7	$20.8
Adjust for effect of:
Foreign tax credits	(13.7)	(0.1)	—
Foreign earnings taxed at lower rates	(4.1)	(6.7)	(2.7)
Tax effect of foreign dividends	6.3	—	—
Expiration of the applicable statute of limitations	(15.5)	—	—
Settlement of audit issues	—	(4.8)	(9.5)
Corporate owned life insurance	(0.3)	(0.2)	(2.4)
State income taxes	1.9	1.1	0.1
Other	1.1	2.2	0.7
Income taxes	$26.1	$29.2	$7.0
Effective income tax rate	18.2%	27.1%	11.8%

The 2012 effective income tax rate was impacted by the utilization of foreign tax credits offset by incremental income and withholding taxes on foreign dividends. Additionally, 2012 included a $15.5 million benefit that was recognized upon the expiration of the applicable statute of limitations. In each of 2011 and 2010, the effective income tax rate was impacted by the resolution of various foreign, federal,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and state tax audit issues. The adjustment for foreign earnings reflects the impact of lower tax rates on income earned at GATX's foreign subsidiaries.

State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total worldwide income.

NOTE 13. Concentrations

Concentration of Revenues — GATX’s revenues are derived from a wide range of industries and companies. Approximately 23% of total revenues are generated from customers in the chemical industry, 20% from the petroleum industry, 15% from transportation industry, 12% from the steel industry and 11% from the food/agriculture industries. GATX’s foreign identifiable revenues were primarily generated in the countries of Canada, Germany, Poland, Mexico and Austria.

Concentration of Credit Risk — The Company does not have any revenue concentrations from any particular customer for any of the years ended December 31, 2012, 2011 and 2010. Under its lease agreements with lessees, GATX typically retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. GATX performs a credit evaluation prior to approval of a lease contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATX maintains an allowance for losses to provide for credit losses inherent in its reservable assets portfolio.

Concentration of Labor Force — As of December 31, 2012, 35% of GATX's employees were covered by collective bargaining agreements and 4% of GATX's employees were covered by collective bargaining agreements that have expired or will expire within the next year. The hourly employees at GATX’s U.S. service centers belong to the United Steelworkers. Employees at three of GATX’s Canadian service centers belong to the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers and the Seafarers International Union.

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

The following table shows GATX’s commercial commitments as of December 31 (in millions):

	2012	2011
Affiliate guarantees	$42.0	$42.0
Asset residual value guarantees	11.2	33.9
Lease payment guarantees	41.0	47.0
Performance bonds	0.6	1.3
Standby letters of credit	9.7	9.8
Total commercial commitments *	$104.5	$134.0
__________________

(*)
At December 31, 2012, the carrying value of liabilities on the balance sheet for commercial commitments was $6.4 million. The expirations of these commitments range from 2013 to 2022. GATX is not aware of any event that would require it to satisfy any of these commitments.

Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets and are in lieu of making direct equity investments in the affiliate. Affiliate guarantees exclude an affiliate guarantee for which no stated maximum potential future payment is provided and for which the likelihood of performance under the guarantee is considered remote. GATX is not aware of any event that would require it to satisfy these guarantees and expects the affiliates to generate sufficient cash flow to satisfy their financing obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset residual value guarantees represent GATX’s commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. GATX earns an initial fee for providing these asset value guarantees, which is amortized into income over the guarantee period. Upon disposition of the assets, GATX receives a share of any proceeds in excess of the amount guaranteed and such residual sharing gains are recorded in net gain on asset dispositions. If, at the end of the lease term, the net realizable value of the asset is less than the guaranteed amount, any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from disposition of the asset.

Lease payment guarantees represent GATX’s guarantee of third-party lease payments to financial institutions. Any liability resulting from GATX’s performance pursuant to these guarantees will be reduced by the value realized from the underlying asset or group of assets.

GATX and its subsidiaries are also parties to standing letters of credit and performance bonds primarily related to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations and as of December 31, 2012, GATX does not expect any material losses to result from these obligations as performance is not anticipated to be required.

NOTE 15. Earnings per Share

Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Shares issued or reacquired during the year, if applicable, were weighted for the portion of the year that they were outstanding. Diluted earnings per share give effect to potentially dilutive securities, including convertible preferred stock, employee stock options/SARs, restricted stock and convertible debt and equity compensation awards.

The following table sets forth the computation of basic and diluted net income per common share for the years ending December 31 (in millions, except per share data):

	2012	2011	2010
Numerator:
Net income	$137.3	$110.8	$80.8

Numerator for basic earnings per share — income available to common shareholders	$137.3	$110.8	$80.8
Effect of dilutive securities:
After-tax interest expense on convertible securities	—	—	0.2
Numerator for diluted earnings per share — income available to common shareholders	$137.3	$110.8	$81.0
Denominator:
Denominator for basic earnings per share — weighted average shares	46.8	46.4	46.1
Effect of dilutive securities:
Equity compensation plans	0.7	0.7	0.5
Convertible preferred stock	0.1	0.1	0.1
Convertible securities	—	—	0.3
Denominator for diluted earnings per share — adjusted weighted average and assumed conversion	47.6	47.2	47.0
Basic earnings per share	$2.93	$2.39	$1.75
Diluted earnings per share	$2.88	$2.35	$1.72

NOTE 16. Goodwill

Goodwill was $91.7 million and $90.5 million as of December 31, 2012 and 2011, respectively. In the fourth quarter of 2012, GATX performed a review for impairment of goodwill, concluding that goodwill was not impaired. For 2012 and 2011, changes in the carrying amount of GATX’s goodwill, all of which pertains to Rail North America and Rail International, were the result of changes in foreign currency exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17. Allowance for Losses

The following summarizes changes in the allowance for losses at December 31 (in millions):

	2012	2011
Beginning balance	$11.8	$11.6
(Reversal) provision for losses	(0.6)	0.2
Charges to allowance	(7.8)	(0.5)
Recoveries and other, including foreign exchange adjustments	1.2	0.5
Ending balance	$4.6	$11.8

The allowance for losses is comprised of general allowances for trade receivables and specific allowances for finance leases. As of December 31, 2012, general allowances for trade receivables were $3.4 million or 3.9% of rent and other receivables compared to $2.8 million or 3.7% at December 31, 2011. Specific allowances for finance leases were $1.2 million at December 31, 2012, compared to $9.0 million at December 31, 2011. The decrease in specific allowances was primarily related to the sale of a non-performing leveraged lease investment.

NOTE 18. Other Assets and Other Liabilities

The following table summarizes the components of Other Assets reported on the consolidated balance sheets as of December 31 (in millions):

	2012	2011
Inventory	$49.1	$42.1
Office furniture, fixtures and other equipment, net of accumulated depreciation	35.8	32.7
Derivatives	10.2	17.4
Deferred financing costs	14.8	16.1
Assets held for sale	10.1	0.5
Other investments	6.5	6.4
Prepaid items	9.5	12.5
Other	50.7	52.4
	$186.7	$180.1

The following table summarizes the components of Other Liabilities reported on the consolidated balance sheets as of December 31 (in millions):

	2012	2011
Accrued operating lease expense	$56.3	$67.3
Pension and other post-retirement liabilities	112.8	92.3
Deferred gains on sale-leasebacks	47.2	34.9
Unrecognized tax benefits	3.2	18.8
Environmental reserves	15.6	16.7
Deferred income	11.8	15.4
Derivatives	3.4	2.4
Other	32.6	33.8
	$282.9	$281.6

NOTE 19. Shareholders’ Equity

In 2008, the Company’s Board of Directors authorized a $200 million common stock repurchase program of which $68.4 million was available as of December 31, 2012.

In accordance with GATX’s certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2012, 66.0 million shares were issued and 46.9 million shares were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following shares of common stock were reserved as of December 31, 2012:

Shares (in millions)
Conversion of outstanding preferred stock	0.1
Share-based compensation award plans	6.5
6.6

GATX’s certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. At December 31, 2012 and 2011, 15,567 and 16,644 shares of preferred stock were outstanding, respectively. Shares of preferred stock issued and outstanding consist of Series A and B $2.50 cumulative convertible preferred stock, which entitle holders to a cumulative annual cash dividend of $2.50 per share. Each share is convertible at the option of the holder at any time into five shares of common stock. Each share of such preferred stock may be called for redemption by GATX at any time at $63.00 per share. In the event of GATX’s liquidation, dissolution or winding up, the holders of such preferred stock will be entitled to receive $60.00 per share plus accrued and unpaid dividends to the date of payment. At December 31, 2012 and 2011, the aggregated liquidation preference of both series of preferred stocks was $0.9 million and $1.0 million, respectively.

Holders of both preferred and common stock are entitled to one vote for each share held. Except in certain instances, all such classes of stock vote together as a single class.

NOTE 20. Accumulated Other Comprehensive Income (Loss)

The change in components for accumulated other comprehensive income (loss) were as follows (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post- RetirementBenefit Plans	Total
Balance at December 31, 2009	$74.4	$(1.7)	$(52.2)	$(105.0)	$(84.5)
Change in component	(28.4)	1.4	(12.2)	3.7	(35.5)
Reclassification adjustments into earnings	—	—	9.2	4.5	13.7
Income tax effect	—	(0.1)	(0.5)	(3.1)	(3.7)
Balance at December 31, 2010	46.0	(0.4)	(55.7)	(99.9)	(110.0)
Change in component	(41.2)	(1.2)	(6.6)	(36.0)	(85.0)
Reclassification adjustments into earnings	1.6	0.9	4.0	5.8	12.3
Income tax effect	—	0.1	2.1	11.4	13.6
Balance at December 31, 2011	6.4	(0.6)	(56.2)	(118.7)	(169.1)
Change in component	25.0	0.5	6.2	(28.8)	2.9
Reclassification adjustments into earnings	—	(0.4)	6.5	8.7	14.8
Income tax effect	—	0.1	(1.0)	7.7	6.8
Balance at December 31, 2012	$31.4	$(0.4)	$(44.5)	$(131.1)	$(144.6)

NOTE 21. Foreign Operations

Revenues are determined to be foreign or domestic based upon location of the customer. Assets are determined based on ownership of the assets. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, 8% and 7% of the Company’s identifiable assets were in Canada and Germany, respectively. At December 31, 2011, 9% and 8% of the Company’s identifiable assets were in Germany and Canada, respectively. At December 31, 2010, 10% of the Company’s identifiable assets were in Canada and Germany.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents certain GATX data for the years ending or as of December 31 (in millions):

	2012	2011	2010
Revenues
Foreign	$279.8	$278.6	$270.7
United States	963.4	912.8	843.3
	$1,243.2	$1,191.4	$1,114.0
Identifiable Assets
Foreign	$1,897.9	$1,766.6	$1,806.8
United States	4,157.5	4,090.9	3,635.6
	$6,055.4	$5,857.5	$5,442.4

NOTE 22. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of its subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Viareggio Derailment

On June 29, 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries derailed while passing through the city of Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”). On June 28, 2012, the Public Prosecutors of Lucca (“Public Prosecutors”) formally notified GATX Rail Austria and two of its subsidiaries (collectively, “GRA”), as well as several maintenance and supervisory employees (the “Employees”), that they had concluded their investigation of the Viareggio accident and intend to charge GRA and the Employees with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar notices were issued to, among others, four Italian Railway companies and eighteen of their employees. The Public Prosecutor’s report asserts that a crack in one of the tank car’s axles broke, causing the derailment and resulting in a tank car rupture and release of LPG, after the car hit an obstacle on the side of the track placed there by the Italian Railway. The report alleges that the crack was detectable at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). The Company believes that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards and will present numerous scientific and technical defenses to the Public Prosecutor’s report in the forthcoming proceedings. With respect to claims for personal injuries and property damages, the Company and its subsidiaries maintain insurance for such losses, and the Company’s insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle these claims. These joint settlement efforts have resolved the majority of asserted civil damage claims related to the accident, and joint efforts to resolve the remaining civil claims are ongoing. In addition to settling civil claims, the Company’s insurers have been providing reimbursement for legal defense costs, including the costs of criminal defense. One of the Company’s eleven insurers notified the Company that, with respect to its layer of coverage, it will not reimburse the costs of criminal defense, and another insurer has issued a general reservation of rights with respect to coverage of criminal defense costs. The Company is engaged in insurance coverage discussions with its insurers to attempt resolution of the issue. The Company cannot predict the outcome of those discussions or the amount of criminal defense costs that ultimately may not be reimbursed by that insurer. Additionally, the Company cannot predict the outcome of the foregoing legal proceedings or what other legal proceedings, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the amount or range of loss (including criminal defense costs) that may ultimately be incurred in connection with this accident. Accordingly, the Company has not established any accruals with respect to this matter.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of the Company’s subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 31, 2013, there were 188 asbestos-related cases pending against the Company and its subsidiaries. Of the total number of pending cases, 156 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2012, 12 new cases were filed, and 18 cases were dismissed without payment or otherwise settled for an immaterial amount. In addition, demand has been made against the Company for asbestos-related claims under limited indemnities given in connection with the sale of certain former subsidiaries of the Company. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

Litigation Accruals

The Company has recorded accruals totaling $2.0 million at December 31, 2012, for losses related to those litigation matters that the Company believes to be probable and for which an amount of loss can be reasonably estimated. However, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of the Company's legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which the Company has recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX's consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company's results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

In addition, other litigation matters are pending for which the Company has not recorded any accruals because the Company's potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where the Company has not recorded an accrual but a loss is reasonably possible, the Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of the Company's legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which the Company has not recorded an accrual, when ultimately resolved, will have a material adverse effect on GATX's consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on the Company's results of operations in a particular quarter or year if such resolution results in a significant liability for the Company.

Environmental

The Company's operations are subject to extensive federal, state and local environmental regulations. GATX's operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Additionally, some of GATX's real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, GATX is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), GATX generally contributes to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

At the time a potential environmental issue is identified, initial accruals for environmental liability are established when such liability is probable and a reasonable estimate of the associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that the Company's internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GATX has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, accruals are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GATX conducts a quarterly environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GATX is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 17 sites, including Superfund sites, at which it is contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2012, GATX has recorded accruals of $15.6 million for remediation and restoration costs that the Company believes to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on GATX's balance sheet. GATX's environmental liabilities are not discounted.

The Company did not materially change its methodology for identifying and calculating environmental liabilities in the last three years. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

The recorded accruals represent the Company's best estimate of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, the Company is unable to provide a reasonable estimate of the maximum potential loss associated with these sites because cleanup costs cannot be predicted with certainty. Various factors beyond the Company's control can impact the amount of loss the Company will ultimately incur with respect to these sites, including the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges associated with these sites could have a significant effect on results of operations in a particular quarter or year if the costs materially exceed the accrued amount as individual site studies and remediation and restoration efforts proceed. However, management believes it is unlikely that the ultimate cost to GATX for any of these sites, either individually or in the aggregate, will have a material adverse effect on GATX's consolidated financial position or liquidity.

NOTE 23. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position and capital expenditures of each of GATX’s business segments.

Headquartered in Chicago, Illinois, GATX Corporation (“GATX” or the “Company”) leases, operates, manages and remarkets long-lived, widely-used assets, primarily in the rail and marine markets. GATX also invests in joint ventures that complement existing business activities. In 2012, the Company modified the composition of its reportable segments to reflect an increasing focus on international growth and related changes in its management structure. As a result, the Company now reports financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management. In 2012, GATX disaggregated Rail North America from other international railcar leasing operations to better reflect GATX's increasing focus on international rail growth and recent changes to its management structure. Segment disclosures for all years are presented on this basis.

Rail North America is comprised of GATX's wholly-owned operations in the United States, Canada and Mexico, as well as two affiliate investments. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services.

Rail International is comprised of GATX's wholly-owned European operations ("Rail Europe") and its newly established railcar leasing business in India ("Rail India"), as well as two affiliate investments. Rail Europe leases railcars, predominantly tank cars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance and other ancillary services.

ASC operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates and metallurgical limestone.

Portfolio Management is an aggregation of a group of diversified owned assets and joint venture investments ("affiliates") and provides leasing, asset remarketing and asset management services. Portfolio Management selectively invests in long-lived, widely used assets with a focus on domestic marine and container related equipment and extends its market reach through affiliate investments.

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, pre-tax earnings from affiliates and net gains on asset dispositions that are attributable to the segments as well as expenses that management believes are directly associated with the financing, maintenance and operation of the revenue earning assets. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments. These amounts are included in Other.

GATX allocates debt balances and related interest expense to each segment based upon a pre-determined fixed recourse leverage level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expressed as a ratio of recourse debt (including off balance sheet debt) to equity. The leverage levels for Rail North America, Rail International, ASC and Portfolio Management are set at 5:1,2:1, 1.5:1 and 3:1, respectively. Management believes that by utilizing this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

The following tables present certain segment data for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2012 Profitability
Revenues
Lease revenue	$713.9	$161.2	$4.3	$37.6	$—	$917.0
Marine operating revenue	—	—	239.1	26.4	—	265.5
Other revenue	51.4	6.5	—	2.8	—	60.7
Total Revenues	765.3	167.7	243.4	66.8	—	1,243.2
Expenses
Maintenance expense	201.4	46.6	21.7	—	—	269.7
Marine operating expense	—	—	160.3	22.1	—	182.4
Depreciation	167.7	36.1	11.9	21.7	—	237.4
Operating lease expense	126.5	—	3.8	0.2	(0.3)	130.2
Other operating expense	18.5	5.1	(0.3)	0.9	—	24.2
Total Expenses	514.1	87.8	197.4	44.9	(0.3)	843.9
Other Income (Expense)
Net gain on asset dispositions	58.6	1.7	—	19.2	—	79.5
Interest expense, net	(101.9)	(24.5)	(7.1)	(27.7)	(5.4)	(166.6)
Other (expense) income	(5.1)	(6.1)	(1.4)	3.4	1.0	(8.2)
Share of affiliates' earnings (pre-tax)	6.5	(18.3)	—	33.4	—	21.6
Segment profit (loss)	$209.3	$32.7	$37.5	$50.2	$(4.1)	325.6
Selling, general and administrative expense						160.2
Income taxes (including $2.0 million related to affiliates' earnings)						28.1
Net income						$137.3
Selected Balance Sheet Data
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4
Capital Expenditures
Portfolio investments and capital additions	$465.9	$200.1	$12.6	$83.5	$7.9	$770.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2011 Profitability
Revenues
Lease revenue	$690.9	$160.5	$4.2	$44.5	$—	$900.1
Marine operating revenue	—	—	212.2	17.8	—	230.0
Other revenue	51.5	7.8	—	2.0	—	61.3
Total Revenues	742.4	168.3	216.4	64.3	—	1,191.4
Expenses
Maintenance expense	206.1	52.1	19.4	—	—	277.6
Marine operating expense	—	—	151.7	13.9	—	165.6
Depreciation	162.5	33.6	11.3	19.1	—	226.5
Operating lease expense	130.9	—	—	1.4	(0.3)	132.0
Other operating expense	18.8	4.2	—	4.3	0.5	27.8
Total Expenses	518.3	89.9	182.4	38.7	0.2	829.5
Other Income (Expense)
Net gain on asset dispositions	52.1	—	1.1	12.6	—	65.8
Interest expense, net	(101.7)	(25.4)	(7.7)	(29.6)	(4.5)	(168.9)
Other (expense) income	(5.7)	7.2	(0.1)	2.8	(0.1)	4.1
Share of affiliates' earnings (pre-tax)	3.9	0.5	—	36.2	—	40.6
Segment profit (loss)	$172.7	$60.7	$27.3	$47.6	$(4.8)	303.5
Selling, general and administrative expense						155.3
Income taxes (including $8.2 million related to affiliates' earnings)						37.4
Net income						$110.8
Selected Balance Sheet Data
Investments in affiliated companies	$54.0	$88.2	$—	$371.6	$—	$513.8
Identifiable assets	$3,540.2	$903.2	$276.1	$844.0	$294.0	$5,857.5
Capital Expenditures
Portfolio investments and capital additions	$280.5	$140.8	$17.4	$172.0	$3.9	$614.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2010 Profitability
Revenues
Lease revenue	$671.5	$141.8	$4.1	$43.0	$—	$860.4
Marine operating revenue	—	—	185.3	13.1	—	198.4
Other revenue	48.5	5.7	—	1.0	—	55.2
Total Revenues	720.0	147.5	189.4	57.1	—	1,114.0
Expenses
Maintenance expense	205.5	49.8	12.9	—	—	268.2
Marine operating expense	—	—	129.1	8.9	—	138.0
Depreciation	158.6	30.2	10.7	17.5	—	217.0
Operating lease expense	139.1	—	—	1.4	(0.3)	140.2
Other operating expense	24.2	5.1	—	1.3	0.3	30.9
Total Expenses	527.4	85.1	152.7	29.1	—	794.3
Other Income (Expense)
Net gain on asset dispositions	29.6	(0.6)	—	12.1	—	41.1
Interest expense, net	(103.8)	(23.3)	(8.3)	(28.2)	(3.5)	(167.1)
Other (expense) income	(5.5)	(2.0)	0.2	(0.1)	7.8	0.4
Share of affiliates' earnings (pre-tax)	7.2	(6.0)	—	36.9	—	38.1
Segment profit	$120.1	$30.5	$28.6	$48.7	$4.3	232.2
Selling, general and administrative expense						134.8
Income taxes (including $9.6 million related to affiliates' earnings)						16.6
Net income						$80.8
Selected Balance Sheet Data
Investments in affiliated companies	$59.2	$81.8	$—	$345.1	$—	$486.1
Identifiable assets	$3,226.8	$1,065.6	$271.3	$741.0	$137.7	$5,442.4
Capital Expenditures
Portfolio investments and capital additions	$367.1	$107.5	$9.0	$97.4	$4.1	$585.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24. Selected Quarterly Financial Data (unaudited)

	First Quarter	(a)	Second Quarter		Third Quarter		Fourth Quarter	Total
	In millions, except per share data
2012
Total revenues	$256.5		$323.1		$331.9		$331.7	$1,243.2
Net income	$30.3		$23.5	(b)	$53.8	(c)	$29.7	$137.3
Per Share Data
Basic	$0.65		$0.50		$1.15		$0.63	$2.93
Diluted	$0.64		$0.49		$1.13		$0.62	$2.88
2011
Total revenues	$249.4		$296.8		$315.2		$330.0	$1,191.4
Net income	$19.9		$26.4		$32.9		$31.6	$110.8
Per Share Data
Basic	$0.43		$0.57		$0.71		$0.68	$2.39
Diluted	$0.42		$0.56		$0.70		$0.67	$2.35
___________________

(a)	Total revenues and net income in the first quarter of each year are typically lower than the subsequent quarters due to seasonal inactivity at ASC.

(b)
The decrease in income from the first quarter of 2012 was primarily due to a $12.1 million loss on the termination of a qualified hedge at GATX's AAE Cargo affiliate, partially offset by an increase in seasonal income at ASC.

(c)	The increase in income from the second quarter of 2012 was primarily due to the absence of the hedge loss at AAE and the recognition of $15.5 million of tax benefits.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of GATX Corporation and subsidiaries and our report dated February 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
February 26, 2013

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, the Company’s Code of Ethics, the Audit Committee Financial Expert, compliance with Section 16(a) of the Exchange Act and corporate governance is contained in sections entitled “Nominees For Election to the Board of Directors”, “Additional Information Concerning Director Nominees”, “Board of Directors”, “Board Independence”, “Committees of the Board”, “Process for Identifying and Evaluating Director Nominees”, “Communication with the Board”, “Compensation Committee Report”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in GATX’s definitive Proxy Statement to be filed on or about March 15, 2013, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of directors and executive officers of GATX is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables” and “Compensation Committee Report” in GATX’s definitive Proxy Statement to be filed on or about March 15, 2013, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Management” and “Beneficial Ownership of Common Stock” in GATX’s definitive Proxy Statement to be filed on or about March 15, 2013, which sections are incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	2,462,983	(1)	$33.82	(2)	3,451,047
Equity Compensation Plans Not Approved by Shareholders	––				––
Total	2,462,983				3,451,047
__________

(1)	Consists of 1,871,526 stock options and stock appreciation rights outstanding, 189,206 performance shares, 266,990 restricted shares and 135,261 phantom stock units.

(2)	The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

See Note 11 to the consolidated financial statements for further details regarding the Company’s share-based compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Person Transactions” and “Board Independence” in GATX’s definitive Proxy Statement to be filed on or about March 15, 2013, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Pre-Approval Policy” in GATX’s definitive Proxy Statement to be filed on or about March 15, 2013, which sections are incorporated herein by reference.

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
February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 26, 2013

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 26, 2013

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 26, 2013

Anne L. Arvia	Director
Ernst A. Häberli	Director
Mark G. McGrath	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Paul G. Yovovich	Director

By /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 26, 2013

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31
	2012	2011
Assets
Cash and cash equivalents	183.5	208.4
Operating assets and facilities, net	2,501.7	2,355.9
Investments in affiliated companies	2,043.8	2,010.9
Other assets	440.0	478.1
Total Assets	5,169.0	5,053.3

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	105.0	56.1
Debt	2,761.1	2,986.6
Other liabilities	1,058.7	883.3
Total Liabilities	3,924.8	3,926.0
Total Shareholders’ Equity	1,244.2	1,127.3
Total Liabilities and Shareholders’ Equity	5,169.0	5,053.3

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31
	2012	2011	2010
Revenues
Lease revenue	$504.5	$477.7	$458.9
Other revenue	43.5	44.4	41.0
Total Revenues	548.0	522.1	499.9
Expenses
Maintenance expense	154.8	163.9	168.7
Depreciation	122.2	117.0	110.2
Operating lease expense	91.6	95.2	101.3
Other operating expense	12.0	11.5	20.2
Selling, general and administrative expense	118.4	113.3	97.2
Total Expenses	499.0	500.9	497.6
Other Income (Expense)
Net gain on asset dispositions	59.4	44.0	27.0
Interest expense, net	(65.4)	(72.8)	(74.0)
Other (expense) income	(4.4)	(2.4)	3.7
Income (loss) before Income Taxes and Share of Affiliates' Earnings	38.6	(10.0)	(41.0)
Income tax benefit	1.0	4.8	20.8
Share of affiliates' earnings (net of tax)	97.7	116.0	101.0
Net Income	$137.3	$110.8	$80.8
Other Comprehensive Income, net of taxes
Foreign currency translation adjustments	25.0	(39.6)	(28.4)
Unrealized gain (loss) on securities	0.2	(0.2)	1.3
Unrealized gain (loss) on derivative instruments	11.7	(0.5)	(3.5)
Post-retirement benefit plans	(12.4)	(18.8)	5.1
Other comprehensive income (loss)	24.5	(59.1)	(25.5)
Comprehensive Income	$161.8	$51.7	$55.3

The accompanying note is an integral part of these financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2012	2011	2010
Operating Activities
Net cash provided by operating activities	$269.6	$95.0	$92.8
Investing Activities
Capital additions	(444.6)	(343.1)	(417.1)
Proceeds from sale-leasebacks	104.9	—	79.0
Portfolio proceeds and other	136.6	143.0	65.4
Purchases of leased-in assets	(1.4)	(61.1)	(5.3)
Capital contributions to affiliates, net	—	(25.7)	—
Net cash used in investing activities	(204.5)	(286.9)	(278.0)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(603.7)	(195.9)	(286.3)
Net increase (decrease) in debt with original maturities of 90 days or less	185.0	(89.1)	58.6
Proceeds from issuances of debt (original maturities longer than 90 days)	381.4	701.0	493.5
Dividends	(57.7)	(56.0)	(53.5)
Other	5.0	(8.6)	(6.3)
Net cash (used in) provided by financing activities	(90.0)	351.4	206.0
Net (decrease) increase in cash and cash equivalents during the period	(24.9)	159.5	20.8
Cash and Cash Equivalents at beginning of period	208.4	48.9	28.1
Cash and Cash Equivalents at end of period	$183.5	$208.4	$48.9
Total Distributions from Affiliates	$101.0	$—	$57.3

The accompanying note is an integral part of these financial statements.

Note to Condensed Financial Statements

Basis of Presentation

The condensed financial statements represent the Balance Sheets, Statements of Comprehensive Income and Cash Flows of GATX Corporation (“GATX” or the “Company”), the parent company. In these parent company financial statements, GATX’s investment in subsidiaries and joint ventures (collectively "Affiliates") is stated at cost plus equity in undistributed earnings since the date of acquisition. The Company’s share of net income from Affiliates is recorded using the equity method. GATX’s parent company financial statements should be read in conjunction with its consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.24
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following A Change of Control.*

10.25	Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

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
10.9
Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.10
Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

10.11
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.12
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.13
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.14
Form of GATX Corporation Performance Share Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.15
Form of GATX Corporation Restricted Common Stock Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.4 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.16
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 11, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

10.17
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i. Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.18
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.19
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, William J. Hasek, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.20
Form of Agreement for Employment Following a Change of Control dated as of January 26, 2012, between GATX Corporation and Thomas A. Ellman is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file number 1-2328.*

10.21
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.22
Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

10.23
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

__________

(*)	Compensatory Plans or Arrangements