Form 10-K/A
period 2012-12-31
GATX CORP
filed 2013-03-01
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
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

EXPLANATORY NOTE

GATX Corporation (the "Company") is filing this Amendment No. 1 (the "Amended Filing") to its Annual Report on Form 10−K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission on February 26, 2013 (the "Original Filing"), solely to correct typographical errors in the certifications contained in Exhibits 31.2 and 32 to the Original Filing.

Except as described above, this Amended Filing does not modify or update the disclosures presented in, or exhibits to, the Original Filing. The Original Filing, as corrected, is hereby refiled in its entirety.

2

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

•
Mr. Matthews has served as Vice President and Group Executive, Operations, since April 2010. Prior to joining GATX, Mr. Matthews served as Senior Vice President of Operations for FreightCar America from 2007 to April 2010. He began his rail industry career with Trinity Industries, working through a variety of operational, commercial and strategic roles.

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

	Year Ended or at December 31
	2012	2011	2010	2009	2008
	In millions, except per share data
Results of Operations
Revenue	$1,243.2	$1,191.4	$1,114.0	$1,083.8	$1,270.9
Gain on asset dispositions	79.5	65.8	41.1	29.5	81.5
Share of affiliates’ earnings (pre-tax)	21.6	40.6	38.1	29.0	90.6
Net income	137.3	110.8	80.8	81.4	194.8
Net income, excluding Tax Adjustments and Other Items *	133.8	95.0	74.6	94.7	174.9
Per Share Data
Basic earnings	2.93	2.39	1.75	1.74	4.09
Diluted earnings	2.88	2.35	1.72	1.70	3.88
Diluted earnings, excluding Tax Adjustments and Other Items *	2.81	2.01	1.59	1.97	3.49
Dividends declared	1.20	1.16	1.12	1.12	1.08
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$4,654.4	$4,359.3	$4,133.8	$4,033.3	$3,921.6
Investments in affiliated companies	502.0	513.8	486.1	452.2	399.3
Total assets	6,055.4	5,857.5	5,490.5	5,206.4	5,190.5
Off balance sheet assets *	884.5	887.1	971.5	1,016.1	1,061.2
Short-term borrowings	273.6	28.6	115.6	70.8	125.1
Long-term debt and capital lease obligations	3,294.3	3,518.5	3,060.9	2,842.0	2,684.2
Shareholders’ equity	1,244.2	1,127.3	1,113.7	1,102.6	1,124.5
Other Data
Average number of common shares and common share equivalents	47.6	47.2	47.0	48.8	51.0
Net cash provided by operating activities	$370.2	$306.8	$243.7	$267.0	$364.0
Portfolio proceeds	$288.9	$154.1	$84.3	$67.9	$156.1
Portfolio investments and capital additions	$770.0	$614.6	$585.1	$480.4	$593.1
Recourse leverage	3.2	3.4	3.3	3.1	2.9
ROE	11.6%	9.9%	7.3%	7.3%	17.1%
ROE, excluding Tax Adjustments and Other Items *	11.3%	8.5%	6.7%	8.5%	15.4%
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

2012 Summary

•
Net income for 2012 was $137.3 million, or $2.88 per diluted share, compared to $110.8 million, or $2.35 per diluted share, for 2011 and $80.8 million, or $1.72 per diluted share, for 2010. Results for 2012, 2011 and 2010 included Tax Adjustments and Other Items of $3.5 million, $15.8 million and $6.2 million, respectively (see Non-GAAP Financial Measures for further details). Excluding the impact of these items, net income in 2012 was $133.8 million, an increase of 40.8%, or $38.8 million, from 2011; and net income in 2011 was $95.0 million, an increase of 27.3% or 20.4 million, from 2010. The increase in 2012 was primarily driven by higher Rail North America lease rates, increased asset remarketing income and lower Rail North America maintenance costs due to fewer service events resulting from high lease renewal success. The increase in 2011 was primarily driven by higher Rail North America lease income, higher asset remarketing income and higher scrapping gains, partially offset by higher selling, general and administrative expense.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013, expressed an unqualified opinion thereon.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
March 1, 2013

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
March 1, 2013

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
March 1, 2013

Anne L. Arvia	Director
Ernst A. Häberli	Director
Mark G. McGrath	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Paul G. Yovovich	Director

By /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
March 1, 2013

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