Form 10-Q
period 2013-03-31
GATX CORP
filed 2013-05-01
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)
222 West Adams Street
Chicago, Illinois 60606-5314
(Address of principal executive offices, including zip code)
(312)621-6200
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
Yes  ☐    No  ☒
As of March 31, 2013, 46.8 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	March 31 2013	December 31 2012
Assets
Cash and Cash Equivalents	$321.1	$234.2
Restricted Cash	26.9	29.7
Receivables
Rent and other receivables	66.5	88.4
Loans	34.1	27.2
Finance leases	239.5	245.7
Less: allowance for losses	(4.3)	(4.6)
	335.8	356.7
Operating Assets and Facilities ($123.1 related to a consolidated VIE)	6,918.2	6,855.2
Less: allowance for depreciation ($26.1 and $24.7 related to a consolidated VIE)	(2,224.7)	(2,200.8)
	4,693.5	4,654.4
Investments in Affiliated Companies	485.5	502.0
Goodwill	89.8	91.7
Other Assets	192.1	186.7
Total Assets	$6,144.7	$6,055.4
Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$151.7	$177.4
Debt
Commercial paper and borrowings under bank credit facilities	120.3	273.6
Recourse	3,483.5	3,152.4
Nonrecourse ($32.8 and $35.1 related to a consolidated VIE)	127.9	130.6
Capital lease obligations	10.1	11.3
	3,741.8	3,567.9
Deferred Income Taxes	789.3	783.0
Other Liabilities	238.4	282.9
Total Liabilities	4,921.2	4,811.2
Shareholders’ Equity
Series A &B $2.50 Cumulative Convertible Preferred stock, $1.00 par value: Authorized shares — 5,000,000 Issued and outstanding shares — 15,467 and 15,567 Aggregate liquidation preference — $0.9 million	*	*
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,256,737 and 66,021,444 Outstanding shares — 46,765,605 and 46,898,924	41.3	41.2
Additional paid-in capital	657.5	658.5
Retained earnings	1,261.3	1,249.4
Accumulated other comprehensive loss	(158.0)	(144.6)
Treasury stock, at cost (shares — 19,491,132 and 19,122,520)	(578.6)	(560.3)
Total Shareholders’ Equity	1,223.5	1,244.2
Total Liabilities and Shareholders’ Equity	$6,144.7	$6,055.4
________________
* Less than $0.1 million.
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended March 31
	2013	2012
Revenues
Lease revenue	$237.2	$225.5
Marine operating revenue	18.5	17.5
Other revenue	16.6	13.5
Total Revenues	272.3	256.5
Expenses
Maintenance expense	66.7	60.9
Marine operating expense	16.6	13.5
Depreciation expense	57.9	55.7
Operating lease expense	32.3	31.4
Other operating expense	5.3	3.7
Selling, general and administrative expense	42.0	38.1
Total Expenses	220.8	203.3
Other Income (Expense)
Net gain on asset dispositions	16.7	28.0
Interest expense, net	(40.9)	(42.6)
Other expense	(1.1)	(0.6)
Income before Income Taxes and Share of Affiliates’ Earnings	26.2	38.0
Income Taxes	(7.5)	(10.8)
Share of Affiliates’ Earnings, Net of Tax	8.4	3.1
Net Income	$27.1	$30.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(17.0)	25.3
Unrealized gain on securities	0.1	0.5
Unrealized gain on derivative instruments	1.5	2.2
Post-retirement benefit plans	2.0	1.4
Other Comprehensive Loss (Income)	(13.4)	29.4
Comprehensive Income	$13.7	$59.7

Share Data
Basic earnings per share	$0.58	$0.65
Average number of common shares	46.9	46.7
Diluted earnings per share	$0.57	$0.64
Average number of common shares and equivalents	47.7	47.5
Dividends declared per common share	$0.31	$0.30

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31
	2013	2012
Operating Activities
Net income	$27.1	$30.3
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(13.8)	(24.6)
Depreciation	60.9	58.7
Deferred income taxes	4.3	8.3
Share of affiliates’ earnings, net of dividends	(7.9)	4.4
Change in accrued operating lease expense	(46.0)	(51.5)
Other	(0.4)	2.6
Net cash provided by operating activities	24.2	28.2
Investing Activities
Additions to operating assets and facilities	(141.4)	(151.2)
Loans extended	(8.5)	(1.0)
Investments in affiliates	—	(1.5)
Portfolio investments and capital additions	(149.9)	(153.7)
Purchases of leased-in assets	(11.3)	—
Portfolio proceeds	64.5	97.7
Proceeds from sales of other assets	8.7	9.2
Net decrease in restricted cash	2.8	3.3
Other	(0.1)	—
Net cash used in investing activities	(85.3)	(43.5)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	597.9	34.8
Repayments of debt (original maturities longer than 90 days)	(264.9)	(258.6)
Net (decrease) increase in debt with original maturities of 90 days or less	(149.7)	146.1
Stock repurchases	(18.3)	—
Dividends	(16.3)	(14.7)
Other	(0.3)	1.3
Net cash provided by (used in) financing activities	148.4	(91.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	(1.0)
Net increase (decrease) in Cash and Cash Equivalents	$86.9	$(107.4)
Cash and Cash Equivalents, beginning of period	234.2	248.4
Cash and Cash Equivalents, end of period	$321.1	$141.0
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.Description of Business
As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.
We lease, operate, manage and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We are headquartered in Chicago, Illinois, and have four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management.
NOTE 2.Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation.
Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. In particular, ASC’s fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K/A for the year ended December 31, 2012.
Accounting Change
Accumulated Other Comprehensive Income - In January 2013, the Financial Accounting Standards Board issued authoritative accounting guidance that requires presentation and disclosure of the effects on components of net income of significant amounts reclassified out of accumulated other comprehensive income. The guidance is effective for periods beginning after December 31, 2012. Application of the new guidance did not impact our financial position, results of operations or cash flows. See "Note 4. Fair Value Disclosure", "Note 5. Pension and Other Post-Retirement Benefits" and "Note 10. Accumulated Other Comprehensive Income (Loss)" for the applicable disclosures.
NOTE 3.Variable Interest Entities
We evaluate whether an entity is a variable interest entity (“VIE”) based on the sufficiency of the entity’s equity and determining whether the equity holders have the characteristics of a controlling financial interest. We assess whether we are the primary beneficiary of a VIE based on our ability to direct the activities that most significantly impact the economic performance of the VIE and our obligation to absorb losses or our right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasts. We evaluate new investments for VIE classification, and we regularly review all existing entities for events that may result in an entity becoming a VIE or us becoming its primary beneficiary.
We determined that we are the primary beneficiary of one of our VIEs, a structured lease financing for a portfolio of railcars, because we have the authority to direct its significant activities. We consolidate this VIE and the risks associated with it are similar to those of our wholly-owned railcar leasing activities.
The following table shows the carrying amounts of assets and liabilities of the VIE (in millions):

	March 31 2013	December 31 2012
Operating assets, net of accumulated depreciation (a)	$97.0	$98.4
Nonrecourse debt	32.8	35.1
________________
(a) All operating assets are pledged as collateral on the nonrecourse debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We determined that we are not the primary beneficiary of our other VIEs, primarily investments in railcar and equipment leasing affiliates that were financed through a variety of equity investments and third party lending arrangements. We are not the primary beneficiary of these VIEs because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. For the investments in affiliates that we determined are VIEs, we concluded that power was shared by the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions involving the VIE.
The following table shows the carrying amounts and maximum exposure to loss for our VIEs that we do not consolidate (in millions):

	March 31, 2013		December 31, 2012
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$110.2	$110.2	$110.7	$110.7
Other investment	0.7	0.7	0.7	0.7
Total	$110.9	$110.9	$111.4	$111.4
NOTE 4.Fair Value Disclosure
The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

	March 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$9.1	$—	$9.1	$—
Foreign exchange rate derivatives (b)	0.8	—	0.8	—
Available-for-sale equity securities	3.6	3.6	—	—
Liabilities
Interest rate derivatives (a)	0.6	—	0.6	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	1.4	—	1.4	—

	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$10.2	$—	$10.2	$—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (a)	1.0	—	1.0	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
________________

(a)	Designated as hedges

(b)	Not designated as hedges
We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivative instruments
Fair Value Hedges — We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item as interest expense. As of March 31, 2013 and December 31, 2012, we had one instrument outstanding with an aggregate notional amount of $100.0 million. This derivative matures in 2015.
Cash Flow Hedges — We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had 11 instruments outstanding with an aggregate notional amount of $126.8 million as of March 31, 2013, and 12 instruments outstanding with an aggregate notional amount of $129.2 million as of December 31, 2012. These instruments have maturities ranging from 2013–2019. Within the next 12 months, we expect to reclassify $6.7 million ($4.2 million aftertax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.
Non-designated Derivatives — We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.
Some of our derivative instruments contain credit risk provisions that require us to make immediate payment on net liability positions in the event we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2013, was $2.3 million. We are not required to post collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.
In the event that a counterparty fails to meet the terms of an active derivative contract, our exposure is limited to the fair value of the derivative, if in our favor. We manage the credit risk of counterparties by transacting with institutions that we consider financially sound and by avoiding concentrations of risk with a single counterparty. We believe that the risk of non-performance by any of our counterparties is remote.
The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended March 31
		2013	2012
Fair value hedges (a)	Interest expense	$(1.1)	$(1.1)
Cash flow hedges	Unrealized gain on derivative instruments (effective portion)	0.3	0.3
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	(1.2)	(1.9)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	(0.4)	(0.4)
Non-designated	Other income (expense)	0.5	(0.3)
__________________

(a)	The fair value adjustments related to the underlying debt equally offsets the amounts recognized in interest expense.
Other Financial Instruments
The carrying amounts of our cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, commercial paper, and bank credit facilities approximate fair value due to the short maturity of those instruments. We base the fair values of investment funds, which are accounted for under the cost method, on the best information available, which may include quoted investment fund values. We estimate the fair values of loans, and fixed and floating rate debt using discounted cash flow analyses based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these fair values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$2.4	$5.6	$2.5	$5.8
Loans	34.1	34.8	27.2	27.7
Liabilities
Recourse fixed rate debt	$2,835.6	$3,025.6	$2,343.3	$2,513.4
Recourse floating rate debt	647.9	659.0	809.1	807.9
Nonrecourse debt	127.9	134.4	130.6	138.2
NOTE 5.Pension and Other Post-Retirement Benefits
The following table shows the components of our pension and other post-retirement benefit expense for the three months ended March 31, 2013 and 2012 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$1.8	$1.5	$0.1	$0.1
Interest cost	4.6	4.9	0.4	0.5
Expected return on plan assets	(6.9)	(7.4)	—	—
Amortization of (a):
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss	3.5	2.5	0.1	—
Net expense	$2.7	$1.2	$0.6	$0.6
________________

(a)	Amounts are reclassified from accumulated other comprehensive loss.
NOTE 6. Share-Based Compensation
During the first three months of 2013, we granted 316,500 stock appreciation rights (“SARs”), 63,980 restricted stock units, 68,780 performance shares, and 5,253 phantom stock units. For the three months ended March 31, 2013, total share-based compensation expense was $3.2 million, and the related tax benefits were $1.2 million. For the three months ended March 31, 2012, total share-based compensation expense was $3.1 million, and the related tax benefits were $1.1 million.
The weighted average estimated fair value of our 2013 SARs awards and our related underlying assumptions are shown in the table below.

2013
Weighted average estimated fair value	$18.89
Quarterly dividend rate	$0.30
Expected term of SARs, in years	4.7
Risk-free interest rate	0.7%
Dividend yield	2.6%
Expected stock price volatility	42.4%
Present value of dividends	$5.60
NOTE 7.Income Taxes
Our effective tax rate was 29% for the three months ended March 31, 2013 compared to 28% for the three months ended March 31, 2012.
As of March 31, 2013, our gross liability for unrecognized tax benefits was $4.7 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.7 million ($3.2 million, net of federal tax). Subject to the completion

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of certain audits or the expiration of the applicable statute of limitations, we believe it is reasonably possible that we will recognize $0.4 million in unrecognized tax benefits within the next 12 months.
NOTE 8. Commercial Commitments
We have entered into various commercial commitments, such as guarantees and standby letters of credit, related to certain transactions. These commercial commitments require us to fulfill specified obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate our commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.
The following table shows our commercial commitments (in millions):

	March 31, 2013	December 31 2012
Affiliate guarantees (a)	$42.0	$42.0
Asset residual value guarantees	5.1	11.2
Lease payment guarantees	39.3	41.0
Performance bonds	0.5	0.6
Standby letters of credit	9.8	9.7
Total commercial commitments (b)	$96.7	$104.5
________________

(a)
Excludes one of our guarantees because it does not state a maximum potential future payment and because we believe the likelihood we will be required to perform under that guarantee is remote. In April 2013, $42.0 million of our affiliate guarantees were terminated when the related affiliates were sold. See "Note 13. Subsequent Events" for additional information.

(b)
The carrying values of liabilities on the balance sheet for our commercial commitments were $6.2 million at March 31, 2013 and $6.4 million at December 31, 2012. The expiration dates for our commitments range from 2013–2022. We are not aware of any event that would require us to satisfy any of our commitments.

Affiliate guarantees are our commitments to repay the financing an affiliate used to acquire assets and we make these guarantees in lieu of direct equity investments in the affiliates. We are not aware of any events that would require us to satisfy our affiliate guarantees and we expect our affiliates' cash flows will be sufficient to meet their financing obligations.
Asset residual value guarantees are our commitments to third parties that an asset or asset group will be worth a specified amount at the end of a lease term. We earn a fee for providing these guarantees, which we amortize into income over the guarantee period. If the assets are disposed of for more than the amount we guaranteed, we receive a share of the proceeds in excess of the guaranteed amount.
Lease payment guarantees are our commitments to financial institutions to make lease payments for a third-party in the event of their default. Any liability that results from these guarantees may be reduced by the value of the underlying asset or asset group.
We are also a party to standby letters of credit and performance bonds, which primarily relate to workers’ compensation and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.
NOTE 9.Earnings Per Share
We compute basic earnings per share by dividing our net income available to our common stockholders by the weighted average number of shares of our common stock outstanding. Shares that we issued or reacquired during the period were appropriately weighted for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our convertible preferred stock and our equity compensation awards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2013	2012
Numerator:
Net income	$27.1	$30.3
Denominator:
Weighted average shares outstanding - basic	46.9	46.7
Effect of dilutive securities:
Equity compensation plans	0.7	0.7
Convertible preferred stock	0.1	0.1
Weighted average shares outstanding - diluted	47.7	47.5
Basic earnings per share	$0.58	$0.65
Diluted earnings per share	$0.57	$0.64
NOTE 10. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in the components of our accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post- RetirementBenefit Plans	Total
Balance at December 31, 2012	31.4	(0.4)	(44.5)	(131.1)	(144.6)
Change in component	(17.0)	0.2	0.6	—	(16.2)
Reclassification adjustments into earnings	—	—	1.6	3.3	4.9
Income tax effect	—	(0.1)	(0.7)	(1.3)	(2.1)
Balance at March 31, 2013	$14.4	$(0.3)	$(43.0)	$(129.1)	$(158.0)
________________
See "Note 4. Fair Value Disclosure" and "Note 8. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.
NOTE 11. Legal Proceedings and Other Contingencies
Various legal actions, claims, assessments, and other contingencies arise in the ordinary course of our business and are pending against us. Legal matters are subject to numerous uncertainties and they may be resolved adversely. For a full discussion of our material pending legal matters, please refer to "Note 22. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Except as noted below, there have been no material changes in our legal matters.
Viareggio Derailment
In June 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH and two of its subsidiaries (collectively, “GRA”) derailed while passing through Viareggio, a city in the province of Lucca, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”).
The public prosecutors of Lucca conducted an investigation of the Viareggio accident, and on February 19, 2013, the Court of Lucca notified GRA, as well as several of its maintenance and supervisory employees (the “Employees”) and an

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

external supervisor, that the public prosecutors were seeking indictments against them for various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar notices were issued to four Italian Railway companies and eighteen of their employees, as well as to the Italian workshop Cima Riparazioni S.p.A. and four of its employees. The public prosecutors assert that a crack in one of the tank car's axles broke, causing the derailment and ultimately resulting in a tank car rupture and release of LPG, after the car hit an obstacle on the side of the track placed there by the Italian Railway. Their report alleges that the crack was detectable at the time of final inspection but was overlooked by the Employees at the workshop owned by GRA's subsidiary, Jungenthal Waggon GmbH. We believe that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards, and they will present numerous scientific and technical defenses to the public prosecutor's charges during the preliminary hearing, which commenced on March 25, 2013, and in the following phases of the trial, as necessary.
With respect to claims for personal injuries and property damages arising out of the accident, GATX and its subsidiaries maintain insurance for such losses, and those insurers are working cooperatively with the insurer for the Italian Railway to adjust and settle these claims. These joint settlement efforts have resolved the majority of asserted civil damage claims related to the accident, and joint efforts to resolve the remaining civil claims are ongoing. Notwithstanding these settlement efforts, approximately 120 civil claims were brought in the preliminary hearing proceeding against the Employees by parties seeking recovery for personal injuries and property damages. Civil claimants have received leave from the court to bring such claims against GRA and the employees of the other defendants. Up to the commencement of the trial, such claimants will be permitted to file civil damages claims and join as parties to the proceedings. In addition to the ongoing settlement of civil claims, the insurers also had been providing reimbursement for legal defense costs. One of the eleven insurers has notified us that, with respect to its layer of coverage, it will not reimburse the costs of defense, and another insurer has issued a general reservation of rights. We are engaged in insurance coverage discussions with the insurers to attempt to resolve these issues. We cannot predict the outcome of those discussions or the amount of defense costs that ultimately may not be reimbursed. Additionally, we cannot predict the outcome of the foregoing legal proceedings or what other legal proceedings, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the amount or range of loss (including legal defense costs) that may ultimately be incurred in connection with this accident. Accordingly, we have not established any accruals with respect to this matter.
NOTE 12. Financial Data of Business Segments
We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We have four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.
Rail North America is comprised of our wholly-owned operations in the United States, Canada, and Mexico, as well as two affiliate investments. Rail North America primarily leases railcars to customers on full-service leases, which require us to maintain the railcars, pay ad valorem taxes and insurance, and provide other ancillary services.
Rail International is comprised of our wholly-owned European rail operations ("Rail Europe") and our newly-established railcar leasing business in India ("Rail India"), as well as two affiliate investments. Rail Europe leases railcars, predominantly tank cars, to customers throughout Europe on full-service leases, which require us to maintain the railcars and provide insurance and other ancillary services.
ASC operates the largest fleet of U.S. flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.
Portfolio Management is an aggregation of a group of diversified owned assets and joint venture investments ("affiliates"), and provides leasing, asset remarketing, and asset management services. Portfolio Management selectively invests in long-lived, widely-used assets with a focus on domestic marine and container related equipment, and extends our market reach through affiliate investments.
Segment profit is an internal performance measure our Chief Executive Officer uses to assess the performance of each segment in a given period. Segment profit includes all revenues, pretax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments as well as expenses that we believe are directly associated with the financing, maintenance, and operation of the revenue-earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and other unallocated amounts.
We allocate debt and interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance-sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by utilizing this allocation methodology, each segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the profitability, financial position, and investment volume of each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2013
Profitability
Revenues
Lease revenue	$183.8	$43.0	$1.1	$9.3	$—	$237.2
Marine operating revenue	—	—	12.3	6.2	—	18.5
Other revenue	13.8	2.2	—	0.6	—	16.6
Total Revenues	197.6	45.2	13.4	16.1	—	272.3
Expenses
Maintenance expense	54.6	11.5	0.6	—	—	66.7
Marine operating expense	—	—	9.8	6.8	—	16.6
Depreciation expense	42.3	10.1	—	5.5	—	57.9
Operating lease expense	32.3	—	—	—	—	32.3
Other operating expense	4.0	0.9	—	0.4	—	5.3
Total Expenses	133.2	22.5	10.4	12.7	—	178.8
Other Income (Expense)
Net gain on asset dispositions	10.2	1.2	—	5.3	—	16.7
Interest expense, net	(25.7)	(5.6)	(1.6)	(6.7)	(1.3)	(40.9)
Other (expense) income	(0.8)	0.5	(0.6)	—	(0.2)	(1.1)
Share of affiliates' earnings (pretax)	2.2	(0.2)	—	10.5	—	12.5
Segment Profit (Loss)	$50.3	$18.6	$0.8	$12.5	$(1.5)	80.7
Selling, general and administrative expense						42.0
Income taxes ($4.1 million related to affiliates' earnings)						11.6
Net Income						$27.1
Investment Volume
Portfolio investments and capital additions	$85.7	$44.3	$3.2	$16.0	$0.7	$149.9
Selected Balance Sheet Data at March 31, 2013
Investments in affiliated companies	$47.0	$79.8	$—	$358.7	$—	$485.5
Identifiable assets	$3,639.6	$1,111.4	$271.8	$766.3	$355.6	$6,144.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2012
Profitability
Revenues
Lease revenue	$174.6	$40.0	$1.1	$9.8	$—	$225.5
Marine operating revenue	—	—	10.7	6.8	—	17.5
Other revenue	11.8	0.9	—	0.8	—	13.5
Total Revenues	186.4	40.9	11.8	17.4	—	256.5
Expenses
Maintenance expense	48.0	12.5	0.4	—	—	60.9
Marine operating expense	—	—	7.7	5.8	—	13.5
Depreciation expense	41.7	8.6	—	5.4	—	55.7
Operating lease expense	31.4	—	—	0.1	(0.1)	31.4
Other operating expense	4.4	1.1	(0.2)	(1.6)	—	3.7
Total Expenses	125.5	22.2	7.9	9.7	(0.1)	165.2
Other Income (Expense)
Net gain on asset dispositions	16.0	0.9	—	11.1	—	28.0
Interest expense, net	(25.8)	(6.4)	(1.8)	(7.2)	(1.4)	(42.6)
Other (expense) income	(1.9)	(1.8)	—	2.9	0.2	(0.6)
Share of affiliates' earnings (pretax)	1.5	(3.5)	—	7.5	—	5.5
Segment Profit (Loss)	$50.7	$7.9	$2.1	$22.0	$(1.1)	81.6
Selling, general and administrative expense						38.1
Income taxes ($2.4 million related to affiliates' earnings)						13.2
Net Income						$30.3
Investment Volume
Portfolio investments and capital additions	$98.9	$44.8	$5.9	$3.1	$1.0	$153.7
Selected Balance Sheet Data at December 31, 2012
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4
NOTE 13. Subsequent Events
In April 2013, we sold our Singco and Somargas marine affiliates to our partner in the joint ventures, IM Skaugen.  In connection with the sale, we contributed $90 million to the affiliates and we received five vessels and related working capital.  Additionally, $42 million of related affiliate guarantees were terminated. See “Note 8.  Commercial Commitments” for further information on our affiliate guarantees.
On April 30, 2013, we entered into a new five-year, senior unsecured $575 million revolving credit agreement. The new facility replaced our prior facility and its underlying terms and conditions, including restrictive covenants, are substantially similar to our prior facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Our interim Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the MD&A in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our MD&A includes forward-looking statements, as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995.
We use forward-looking statements to refer to information that is not purely historical, such as estimates, projections, and statements relating to our business plans, objectives, and expected operating results, as well as the assumptions we used when making those estimates or projections. Some of those statements may be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” or other similar words or expressions.
We describe in detail the risks and uncertainties that we believe are material to our business in "Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and in our other filings with the Securities and Exchange Commission. Specific risks and uncertainties that could cause our actual results to differ from our expectations include, but are not limited to, (1) general economic, market, regulatory, and political conditions affecting the rail, marine, and other industries served by us and our customers; (2) competitive factors in our primary markets, including lease pricing and asset availability; (3) lease rates, utilization levels, and operating costs in our primary operating segments; (4) conditions in the capital markets or changes in our credit ratings and financing costs; (5) risks related to our international operations and our expansion into new geographic markets; (6) risks related to our compliance with, or changes to, laws, rules, and regulations applicable to us and our rail, marine, and other assets; (7) operational disruption and increased costs associated with our compliance maintenance programs and other maintenance initiatives; (8) operational and financial risks associated with our long-term railcar purchase commitments; (9) changes in loss allowance levels within our portfolio; (10) conditions affecting certain assets, customers, or regions where we have a large investment; (11) impaired asset charges that may result from changing market conditions or portfolio management decisions that we implement; (12) opportunities for remarketing income; (13) labor relations with unions representing our employees; and (14) the outcome of pending or threatened litigation.
We caution investors that forward-looking statements are not guarantees of our future performance, that our future performance involves various risks and uncertainties, and that actual results or events may differ materially from the forward-looking statements. In light of these risks and uncertainties, investors should not place undue reliance on our forward-looking statements, which reflect our analyses, judgments, beliefs, or expectations based only on the information that is currently available to us. We disclaim any intention or obligation to update these forward-looking statements for subsequent events.
Business Overview
Our MD&A is based on data derived from our financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and on other financial data that we prepare using non-GAAP components. We have included a reconciliation of these non-GAAP components to the most comparable GAAP components, in “Non-GAAP Financial Measures” at the end of this item.
We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We have four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”) and Portfolio Management.
Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. For more information about our business, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012.

DISCUSSION OF OPERATING RESULTS
The following table shows a summary of our segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2013	2012
Segment Revenues
Rail North America	$197.6	$186.4
Rail International	45.2	40.9
ASC	13.4	11.8
Portfolio Management	16.1	17.4
	$272.3	$256.5
Segment Profit
Rail North America	$50.3	$50.7
Rail International	18.6	7.9
ASC	0.8	2.1
Portfolio Management	12.5	22.0
	82.2	82.7
Less:
Selling, general and administrative expenses	42.0	38.1
Unallocated interest expense, net	1.3	1.4
Other, including eliminations	0.2	(0.3)
Income taxes ($4.1 and $2.4 related to affiliates' earnings)	11.6	13.2
Net Income	$27.1	$30.3
Net income, excluding tax adjustments and other items	$28.4	$32.5
Diluted earnings per share	0.57	0.64
Diluted earnings per share, excluding other items	0.60	0.69
Return on equity ("ROE") (a)	11.2%	10.4%
ROE, excluding tax adjustments and other items (a)	10.8%	9.8%
Investment Volume	$149.9	$153.7
________________
(a) For the trailing twelve months.
Our net income was $27.1 million, or $0.57 per diluted share, for the first quarter of 2013, compared to $30.3 million, or $0.64 per diluted share, for the first quarter of 2012. Our results for 2013 and 2012 included $1.3 million and $2.2 million in other items, which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of these items, our net income in the first quarter of 2013 was $28.4 million, compared to $32.5 million in the first quarter of 2012. The decrease in 2013 was primarily due to lower remarketing activity and increased maintenance expense, substantially offset by higher lease revenues. Asset remarketing income varies materially from quarter to quarter and, based on strong demand for our assets, we expect it to increase later in 2013.

Segment Operations
Segment profit is an internal performance measure our Chief Executive Officer uses to assess the performance of each segment in a given period. Segment profit includes all revenues, pretax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments as well as expenses that we believe are directly associated with the financing, maintenance, and operation of the revenue-earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and other unallocated amounts. We include these amounts in "Other", which is not a segment.
We allocate debt and interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance-sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by utilizing this allocation methodology, each segment’s financial performance reflects appropriate risk-adjusted borrowing costs.
Rail North America
In the first quarter of 2013, lease rate pricing and demand for our tank railcars remained strong. The average lease renewal rate on cars in our Lease Price Index (the “LPI,” see definition below) increased 30.8% from the weighted average expiring lease rate, compared to increases of 32.3% for the fourth quarter of 2012 and 19.2% for the first quarter of 2012. Our utilization in North America was 97.8% compared to 97.9% at the end of 2012 and 98.5% at March 31, 2012.
Lease terms on renewals for railcars in the LPI averaged 65 months in the current quarter, consistent with the prior quarter and up from 55 months in the first quarter of 2012.  While utilization is high for most railcar types, demand across freight car types is inconsistent, and demand for cars serving the coal and grain markets remains weak. For the remainder of 2013, we have leases for approximately 17,250 railcars that will expire, of which 2,500 serve coal and grain. As of the end of the first quarter, approximately 3,800 of these lease expirations have already been renewed. In this current strong environment, we expect to continue to pursue higher lease rates and longer lease terms on both renewals and assignments.  We also expect asset remarketing gains to increase later in 2013.
As we expected, the number of railcars undergoing regulatory compliance work increased in the first quarter and we anticipate increasing levels of compliance activity throughout the remainder of 2013.
The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2013	2012
Revenues
Lease revenue	$183.8	$174.6
Other revenue	13.8	11.8
Total Revenues	197.6	186.4
Expenses
Maintenance expense	54.6	48.0
Depreciation expense	42.3	41.7
Operating lease expense	32.3	31.4
Other operating expense	4.0	4.4
Total Expenses	133.2	125.5
Other Income (Expense)
Net gain on asset dispositions	10.2	16.0
Interest expense, net	(25.7)	(25.8)
Other (expense) income	(0.8)	(1.9)
Share of affiliates' earnings (pretax)	2.2	1.5
Segment Profit	$50.3	$50.7
Investment Volume	$85.7	$98.9

The following table shows the components of Rail North America's lease income (in millions):

	Three Months Ended March 31
	2013	2012
North American railcars	$176.1	$166.2
Locomotives	7.7	8.4
	$183.8	$174.6
Lease Price Index
Our Lease Price Index ("LPI") is an internally-generated business indicator that measures general lease rate pricing on renewals within our North American railcar fleet. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet. In addition to the LPI, we use this representative group of North American railcars to calculate an average renewal lease rate change and an average renewal term. The average renewal lease rate change is the percentage change between the weighted average renewal lease rate and the weighted average expiring lease rate. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI weighted by fleet composition.
Fleet Information
The following table shows Rail North America's railcar fleet activity:

	March 31 2012	June 30 2012	September 30 2012	December 31 2012	March 31 2013
Beginning balance	109,070	109,116	109,187	109,162	109,551
Cars added	1,223	1,385	858	1,106	988
Cars scrapped	(544)	(591)	(544)	(366)	(810)
Cars sold	(633)	(723)	(339)	(351)	(92)
Ending balance	109,116	109,187	109,162	109,551	109,637
Utilization rate at quarter end	98.5%	98.3%	98.2%	97.9%	97.8%
Average active railcars	107,328	107,452	107,224	107,062	106,964

The following table shows Rail North America's locomotive fleet activity:

	March 31 2012	June 30 2012	September 30 2012	December 31 2012	March 31 2013
Beginning balance	572	576	549	554	561
Locomotives added	4	16	7	23	36
Locomotives scrapped or sold	—	(43)	(2)	(16)	(33)
Ending balance	576	549	554	561	564
Utilization rate at quarter end	94.3%	98.5%	99.1%	98.6%	94.0%
Average active locomotives	552	531	545	557	525

Comparison of the First Quarter of 2013 to the First Quarter of 2012
Segment Profit
Segment profit of $50.3 million was slightly lower than the prior year, primarily due to higher net maintenance expense and the timing of asset remarketing gains, which do not occur evenly over the course of the year. The decrease was partially offset by higher lease revenue and scrapping gains.
Revenues
Lease revenue increased $9.2 million, primarily because of higher lease rates compared to the prior year. Other revenue increased $2.0 million, primarily due to higher repair revenue in the current quarter.
Expenses
Maintenance expense was $6.6 million higher in 2013 primarily due to increased regulatory compliance work, which was consistent with our expectations. We also completed more customer liability repairs and more wheelsets were replaced by the railroads. Depreciation expense increased $0.6 million primarily due to investment activity and new railcars added to the fleet. Operating lease expense increased $0.9 million as a result of sale-leaseback transactions completed in the latter part of 2012. Other operating expense decreased $0.4 million, primarily due to lower freight costs attributable to high renewal success.
Other Income (Expense)
Net gain on asset dispositions decreased $5.8 million, primarily due to the timing of remarketing gains. The decrease was partially offset by a $2.7 million fee received from a residual value guarantee and higher scrapping gains from more cars scrapped. Other expense decreased $1.1 million, primarily due to a favorable fair value remeasurement of a derivative in the prior year. Share of affiliates' earnings increased $0.7 million, primarily due to a gain on a distribution of railcars from our Southern Capital Corporation affiliate.

Investment Volume
During 2013, we acquired 823 cars in North America compared to 981 railcars in 2012. In 2013, we also received 182 railcars in the previously noted distribution from our affiliate.
Rail International
At Rail Europe, we experienced modest improvements in lease rate pricing and continued to increase our fleet through investments in new tank cars. Demand for tank cars however, is showing signs of softening. At the end of the first quarter of 2013, our fleet utilization was 95.5% compared to 95.1% at the end of 2012 and 96.7% at March 31, 2012. Our AAE Cargo ("AAE") affiliate, which serves freight car markets, is achieving stable operating results; however, fleet utilization remains much lower than historical levels due to ongoing weakness in the European economy. Rail India continues to pursue railcar leasing and investment opportunities.
The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2013	2012
Revenues
Lease revenue	$43.0	$40.0
Other revenue	2.2	0.9
Total Revenues	45.2	40.9
Expenses
Maintenance expense	11.5	12.5
Depreciation expense	10.1	8.6
Other operating expense	0.9	1.1
Total Expenses	22.5	22.2
Other Income (Expense)
Net gain on asset dispositions	1.2	0.9
Interest expense, net	(5.6)	(6.4)
Other (expense) income	0.5	(1.8)
Share of affiliates' earnings (pretax)	(0.2)	(3.5)
Segment Profit	$18.6	$7.9
Investment Volume	$44.3	$44.8
Fleet Information
The following table shows railcar fleet activity for Rail International:

	March 31 2012	June 30 2012	September 30 2012	December 31 2012	March 31 2013
Beginning balance	20,927	21,064	21,209	21,314	21,840
Cars added	304	273	355	650	361
Cars scrapped or sold	(167)	(128)	(250)	(124)	(305)
Ending balance	21,064	21,209	21,314	21,840	21,896
Utilization rate at quarter end	96.7%	96.3%	96.6%	95.1%	95.5%
Average active railcars	20,356	20,386	20,490	20,635	20,817

Comparison of the First Three Months of 2013 to the First Three Months of 2012
Segment Profit
Segment profit was $18.6 million, an increase of $10.7 million over the prior year. The current year results included losses of $1.4 million related to certain interest rate swaps at AAE compared to losses of $2.5 million in the prior year. Excluding the impact of the AAE swaps from each period, segment profit increased $9.6 million, primarily due to lower maintenance expense, an increase in our share of affiliates' earnings, and the favorable remeasurement of an embedded foreign exchange derivative.
AAE holds multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps do not qualify for hedge accounting, and as a result, changes in their fair values are currently recognized in income. Unrealized gains and losses that result from changes in fair value are primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future gains or losses associated with these swaps.
Revenues
Lease revenue increased $3.0 million, primarily due to an average of 461 more railcars on lease. Other revenue increased $1.3 million, primarily due to higher repair revenue.
Expenses
Maintenance expense decreased $1.0 million, primarily due to lower costs of underframe revisions, partially offset by higher customer liability repairs. Depreciation expense increased $1.5 million, primarily due to investment activity, which includes capitalized wheelsets.
Other Income (Expense)
Net interest expense decreased $0.8 million, primarily due to lower interest rates. Other expense decreased $2.3 million, primarily due to the favorable remeasurement of an embedded foreign currency derivative. Excluding the impact of the interest rate swaps at AAE from each period, share of affiliates' earnings increased $2.2 million, due to lower depreciation expense at AAE attributable to a change in policy that was enacted in 2012.
Investment Volume
During 2013, we acquired 361 railcars in Europe compared to 304 railcars in 2012.
ASC
Our fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes and first quarter freight volume is largely attributable to prior year volume commitments completed in January of the current year. During the first quarter of 2013, we carried 1.5 million net tons of freight compared to 1.3 million net tons during the first quarter of 2012. In 2013, we expect to carry modestly less than our 2012 full year freight volume of 29.7 million net tons and we expect to deploy 13 vessels compared to 14 in 2012.
The Great Lakes are currently experiencing record low water levels, which may negatively impact per-trip loads and overall operating costs in 2013. Low water levels increase the number of trips required to move our annual tonnage commitments. We are evaluating several low water level optimization strategies to mitigate this situation.
The following table shows the components of ASC’s operating results (in millions):

	Three Months Ended March 31
	2013	2012
Revenues
Lease revenue	$1.1	$1.1
Marine operating revenue	12.3	10.7
Total Revenues	13.4	11.8
Expenses
Maintenance expense	0.6	0.4
Marine operating expense	9.8	7.7
Other operating expense	—	(0.2)
Total Expenses	10.4	7.9
Other Income (Expense)
Interest expense, net	(1.6)	(1.8)
Other (expense) income	(0.6)	—
Segment Profit	$0.8	$2.1
Investment Volume	$3.2	$5.9

Comparison of the First Three Months of 2013 to the First Three Months of 2012
Segment Profit
Segment profit was $1.3 million lower than the prior year, primarily due to low water levels, traffic and weather delays, and increased litigation costs.
Revenues
Marine operating revenue increased $1.6 million, primarily due to higher January freight volumes.
Expenses
Marine operating expense was $2.1 million higher than prior year due to more vessels in operation and increased costs due to low water levels and higher delays.
Other Income (Expense)
Other expense in the current year consisted of increased costs associated with ongoing asbestos-related litigation matters.
Portfolio Management
Portfolio Management’s total asset base, including off-balance-sheet assets, was $766.3 million at March 31, 2013, compared to $797.4 million at December 31, 2012, and $831.4 million at March 31, 2012.
The Rolls-Royce & Partners Finance companies (collectively the "RRPF Affiliates") continue to experience strong demand for aircraft engines. The RRPF Affiliates contributed $8.3 million of segment profit in the first quarter of 2013, compared to $7.9 million in 2012. Demand in certain ocean-going markets showed modest improvement; however, charter rates for handy-size chemical tankers remain at historical lows.
In April 2013, we sold our Singco and Somargas marine affiliates to our partner in the joint ventures, IM Skaugen.  In connection with the sale, we contributed $90 million to the affiliates and we received five vessels and related working capi tal.  Additionally, $42 million of related affiliate guarantees were terminated. The vessels will continue to operate under a pooling arrangement with Skaugen.
The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2013	2012
Revenues
Lease revenue	$9.3	$9.8
Marine operating revenue	6.2	6.8
Other revenue	0.6	0.8
Total Revenues	16.1	17.4
Expenses
Marine operating expense	6.8	5.8
Depreciation expense	5.5	5.4
Operating lease expense	—	0.1
Other operating expense	0.4	(1.6)
Total Expenses	12.7	9.7
Other Income (Expense)
Net gain on asset dispositions	5.3	11.1
Interest expense, net	(6.7)	(7.2)
Other (expense) income	—	2.9
Share of affiliates' earnings (pretax)	10.5	7.5
Segment Profit	$12.5	$22.0
Investment Volume	$16.0	$3.1
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	March 31 2012	June 30 2012	September 30 2012	December 31 2012	March 31 2013
Net book value of owned assets (a)	$460.0	$413.7	$409.0	$419.5	$407.6
Affiliate Investments	371.4	391.0	406.1	377.9	358.7
Net book value of managed portfolio	154.1	149.0	147.5	143.2	140.7
________________

(a)	Includes off-balance-sheet assets.
Comparison of the First Three Months of 2013 to the First Three Months of 2012
Segment Profit
Segment profit of $12.5 million was $9.5 million lower than the prior year, primarily due to the timing of asset remarketing gains, which do not occur evenly over the course of the year, and the absence of certain favorable items from the prior year. The decrease was partially offset by higher affiliates' earnings.
Revenues
Lease revenue was $0.5 million lower than the prior year, primarily due to the sale of barges and other equipment in 2012. Marine operating revenue was $0.6 million lower than the prior year, primarily due to lower specialty chemical freight revenues.
Expenses
Marine operating expense was $1.0 million higher than the prior year, primarily due to higher repair expenses. Other operating expense was $2.0 million higher than prior year primarily due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment in the prior year.

Other Income (Expenses)
Net gain on asset dispositions was $5.8 million lower than prior year, primarily due to the timing of asset remarketing gains. Interest expense in the current year was $0.5 million lower than prior year, primarily due to lower average debt balances. Other income in the prior year was positively impacted by the favorable remeasurement of derivatives. Share of affiliates' earnings was $3.0 million higher than prior year, primarily due to higher pool results at the marine joint ventures and the absence of operating losses at our Enerven affiliate, which is in the process of liquidation.
Investment Volume
Investment volume was $16.0 million in the first three months of 2013 compared to $3.1 million in the prior year period. Investments in 2013 primarily consisted of an $8.5 million loan for a dry bulk vessel and $7.1 million of container assets.
Other
Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense, miscellaneous income and expense not directly associated with the reporting segments, and eliminations.
Components of Other are outlined below (in millions):

	Three Months Ended March 31
	2013	2012
Selling, general and administrative expense	$42.0	$38.1
Unallocated interest expense, net	1.3	1.4
Other expense (income) (including eliminations)	0.2	(0.3)

SG&A was $3.9 million higher than the prior year, primarily due to higher salaries, incentive compensation, and pension expenses. Unallocated interest expense was comparable to the prior year. Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and segment investments.
Income Taxes
Our effective tax rate was 29% for the three months ended March 31, 2013, compared to 28% for the three months ended March 31, 2012.
Cash Flow and Liquidity
We generate a significant amount of cash from operating activities and proceeds from our investment portfolio. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these sources of cash, along with our available cash balances, to fulfill our debt, lease, and dividend obligations, and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.
Cash flows from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2013, we had unrestricted cash balances of $321.1 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2013	2012
Principal sources of cash
Net cash provided by operating activities	$24.2	$28.2
Portfolio proceeds	64.5	97.7
Other asset sales	8.7	9.2
Proceeds from issuance of debt, commercial paper, and credit facilities	597.9	180.9
	$695.3	$316.0
Principal uses of cash
Portfolio investments and capital additions	$(149.9)	$(153.7)
Stock repurchases	(18.3)	—
Repayments of debt, commercial paper, and credit facilities	(414.6)	(258.6)
Purchases of leased-in assets	(11.3)	—
Payments on capital lease obligations	(1.2)	(1.1)
Dividends	(16.3)	(14.7)
	$(611.6)	$(428.1)
Net cash provided by operating activities for the first three months of 2013 was $24.2 million, a decrease of $4.0 million from the prior year. The decrease was primarily driven by lower distributions from affiliates, and higher maintenance and compensation costs. The decrease was partially offset by higher lease income, lower interest and operating lease payments, and other changes in working capital
Portfolio proceeds for the first three months of 2013 of $64.5 million decreased by $33.2 million from the prior year, primarily due to lower proceeds from sales of equipment.
Proceeds from the issuance of debt for the first three months of 2013 were $597.9 million (net of hedges and debt issuance costs). Debt repayments of $414.6 million for the first three months of 2013 primarily consisted of commercial paper repayments, and the early retirement of $207 million of term debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See segment operations for discussions of portfolio investments and capital additions.
In 2013, we resumed open-market repurchases of our common stock and in the first quarter we reacquired approximately 369,000 shares for $18.3 million. As of March 31, 2013, we had $50.3 million remaining under our $200 million repurchase authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the three months ended March 31, 2013:

	North America (a)	Europe (b)
Balance as of March 31 (in millions)	$—	$120.3
Weighted average interest rate	—%	1.2%
Euro/Dollar exchange rate	n/a	1.2819

Average monthly amount outstanding during the quarter (in millions)	$68.8	$108.3
Weighted average interest rate	0.4%	1.2%
Average Euro/Dollar exchange rate	n/a	1.3200

Maximum month-end amount outstanding (in millions)	$90.0	$120.3
Euro/Dollar exchange rate	n/a	1.2819
________________

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.

(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.
Revolving Credit Facility
As of March 31, 2013, we had a $560 million senior unsecured revolving credit facility that expired in May 2015, with availability of $550.3 million and $9.7 million of letters of credit outstanding, which were backed by the facility.
On April 30, 2013, we entered into a new five-year, senior unsecured $575 million revolving credit agreement. The new facility replaced our prior facility and its underlying terms and conditions, including restrictive covenants, are substantially similar to the prior facility.
Restrictive Covenants
Our $560 million revolving credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as the facility.
The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.
The loan agreements for our European rail subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on their repayment of loans or payment of dividends to certain related parties (including us). These covenants effectively limit GRE's ability to transfer us funds.
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2013, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
Our funding options may be affected by the global capital market environment and outlook as well as our financial performance. Our access to capital markets at competitive rates is dependent on our credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of March 31, 2013, our long-term unsecured debt was rated BBB by S&P and Baa2 by Moody’s. Our ratings outlook from both agencies was stable. Our short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at March 31, 2013, (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Recourse debt	$3,482.5	$223.9	$419.6	$518.9	$617.1	$338.0	$1,365.0
Nonrecourse debt	130.7	30.4	58.2	31.1	8.2	2.8	—
Commercial paper and credit facilities	120.3	120.3	—	—	—	—	—
Capital lease obligations	11.5	1.5	3.1	3.1	2.7	1.1	—
Operating leases — recourse	898.8	42.0	117.5	137.9	100.5	88.3	412.6
Operating leases — nonrecourse	193.9	20.9	27.4	26.0	21.9	22.5	75.2
Portfolio investments (a)	1,466.0	517.2	391.4	351.4	198.2	1.1	6.7
	$6,303.7	$956.2	$1,017.2	$1,068.4	$948.6	$453.8	$1,859.5
________________

(a)	Primarily railcar purchase commitments.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the three months ending March 31, 2013. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012 for a summary of our policies.

Non-GAAP Financial Measures
We compute some financial measures using non-GAAP components, as defined by the SEC. We have provided a reconciliation of those non-GAAP components to the most directly comparable GAAP components. We include these non-GAAP financial measures to provide additional information and insight into our historical operating results and financial position. We use these measures in analyzing our financial performance from period to period and when making compensation decisions. These measures are not in accordance with, or a substitute for, GAAP and our financial measures may be different from non-GAAP financial measures used by other companies.
We present return on equity, net income, and diluted earnings per share excluding the effect of tax adjustments and other items. We exclude these items to allow for a more meaningful comparison of financial performance between years and provide transparency into our operating results. In addition, we disclose total on- and off-balance-sheet assets because a significant portion of our rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.
Glossary of Key Terms

•
Non-GAAP financial measures — Numerical or percentage-based measures of a company’s historical performance, financial position, or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net income excluding tax adjustments and other items — Net income excluding certain items that we believe are not necessarily related to our ongoing business activities.

•	Diluted earnings per share excluding tax other items — Diluted earnings per share excluding the impact of tax adjustments and other items.

•
Off-balance-sheet assets — Assets, primarily railcars, that are financed with operating leases and therefore not recorded on the balance sheet. We estimate the off-balance-sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On-balance-sheet assets — Total assets reported on the balance sheet.

•	Return on equity — Net income divided by average shareholders’ equity.

•	Return on equity excluding tax adjustments and other items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures
The following table shows total on- and off-balance-sheet assets (in millions):

	March 31 2012	June 30 2012	September 30 2012	December 31 2012	March 31 2013
Consolidated on-balance-sheet assets	$5,792.9	$5,917.9	$6,125.1	$6,055.4	$6,144.7
Off-balance-sheet assets:
Rail North America	813.7	819.5	843.6	863.5	797.3
ASC	—	23.3	22.2	21.0	19.9
Portfolio Management	0.8	—	—	—	—
Total On- and Off-Balance Sheet Assets	$6,607.4	$6,760.7	$6,990.9	$6,939.9	$6,961.9
Shareholders’ Equity	$1,175.5	$1,170.7	$1,225.4	$1,244.2	$1,223.5
The following table shows our net income excluding other items (in millions):

	Three Months Ended March 31
	2013	2012
Net income, as reported	$27.1	$30.3
Losses on AAE interest rate swaps, net of tax	1.3	2.2
Net income excluding other items	$28.4	$32.5
The following table shows our diluted earnings per share excluding other items:

	Three Months Ended March 31
	2013	2012
Diluted earnings per share, as reported	$0.57	$0.64
Losses on AAE interest swaps, net of tax	0.03	0.05
Diluted earnings per share excluding other items	$0.60	$0.69
The following table shows our net income excluding tax adjustments and other items (in millions):

	Trailing Twelve Months Ended March 31
	2013	2012
Net income	$134.1	$121.2
Tax adjustments (a)	(20.1)	(4.8)
Income tax rate changes (b)	(3.9)	(4.1)
Losses on AAE interest rate swaps, net of tax (c)	19.6	8.4
Litigation recoveries, no tax effect (d)	—	(3.2)
Leveraged lease adjustment, net of tax (e)	—	(3.5)
Net income excluding tax adjustments and other items	$129.7	$114.0
________________

(a)	Tax benefits recognized upon the close of domestic and foreign tax audits.

(b)	Deferred tax adjustment due to enacted reductions to the statutory rates in the United Kingdom and increases to the statutory rates in Ontario, Canada.

(c)	Realized and unrealized losses on AAE interest rate swaps.

(d)	Reserve release related to the favorable resolution of a litigation matter.

(e)	Gain on a leveraged lease adjustment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2012, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K/A for the year ended December 31, 2012.
Item4.Controls and Procedures
We have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Information concerning litigation and other contingencies is described in Note 11 to the consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors
Since December 31, 2012, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A, Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following is a summary of stock repurchases for the quarter ended March 31, 2013. On January 23, 2008, our board of directors authorized a $200 million share repurchase program. As of December 31, 2012, $68.6 million was available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1-31, 2013	39,349	$47.18	39,349	$66.7 million
February 1-28, 2013	186,843	$49.40	186,843	$57.5 million
March 1-31, 2013	142,420	$50.72	142,420	$50.3 million
Totals	368,612	$49.69	368,612
________________
(a) Does not include commissions paid to repurchase shares.

Item 6.	Exhibits
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
Date: May 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.