Form 10-Q
period 2013-06-30
GATX CORP
filed 2013-07-25
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒
As of June 30, 2013, 46.2 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	June 30 2013	December 31 2012
Assets
Cash and Cash Equivalents	$96.7	$234.2
Restricted Cash	25.3	29.7
Receivables
Rent and other receivables	83.8	88.4
Loans	24.4	27.2
Finance leases	222.7	245.7
Less: allowance for losses	(4.5)	(4.6)
	326.4	356.7
Operating Assets and Facilities ($123.2 and $123.1 related to a consolidated VIE)	7,198.3	6,855.2
Less: allowance for depreciation ($27.4 and $24.7 related to a consolidated VIE)	(2,239.8)	(2,200.8)
	4,958.5	4,654.4
Investments in Affiliated Companies	424.3	502.0
Goodwill	90.8	91.7
Other Assets	197.2	186.7
Total Assets	$6,119.2	$6,055.4
Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$167.2	$177.4
Debt
Commercial paper and borrowings under bank credit facilities	17.4	273.6
Recourse	3,546.4	3,152.4
Nonrecourse ($30.3 and $35.1 related to a consolidated VIE)	103.0	130.6
Capital lease obligations	10.1	11.3
	3,676.9	3,567.9
Deferred Income Taxes	807.5	783.0
Other Liabilities	248.5	282.9
Total Liabilities	4,900.1	4,811.2
Shareholders’ Equity
Preferred stock, Series A &B $2.50 Cumulative Convertible, $1.00 par value: Authorized shares — 5,000,000 Issued and outstanding shares — 0 and 15,567 Aggregate liquidation preference — $0 and $0.9 million	—	*
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,335,153 and 66,021,444 Outstanding shares — 46,217,033 and 46,898,924	41.3	41.2
Additional paid-in capital	660.6	658.5
Retained earnings	1,281.2	1,249.4
Accumulated other comprehensive loss	(153.7)	(144.6)
Treasury stock, at cost (shares — 20,118,120 and 19,122,520)	(610.3)	(560.3)
Total Shareholders’ Equity	1,219.1	1,244.2
Total Liabilities and Shareholders’ Equity	$6,119.2	$6,055.4
________________
* Less than $0.1 million.
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Lease revenue	$239.0	$225.6	$476.2	$451.1
Marine operating revenue	83.3	83.1	101.8	100.6
Other revenue	16.6	14.4	33.2	27.9
Total Revenues	338.9	323.1	611.2	579.6
Expenses
Maintenance expense	74.3	67.8	141.0	128.7
Marine operating expense	57.7	55.2	74.3	68.7
Depreciation expense	63.1	59.5	121.0	115.2
Operating lease expense	33.6	32.5	65.9	63.9
Other operating expense	7.0	6.3	12.3	10.0
Selling, general and administrative expense	45.8	38.9	87.8	77.0
Total Expenses	281.5	260.2	502.3	463.5
Other Income (Expense)
Net gain on asset dispositions	19.6	18.3	36.3	46.3
Interest expense, net	(43.2)	(41.6)	(84.1)	(84.2)
Other (expense) income	(3.1)	0.5	(4.2)	(0.1)
Income before Income Taxes and Share of Affiliates’ Earnings	30.7	40.1	56.9	78.1
Income Taxes	(9.1)	(13.2)	(16.6)	(24.0)
Share of Affiliates’ Earnings, Net of Tax	13.5	(3.4)	21.9	(0.3)
Net Income	$35.1	$23.5	$62.2	$53.8
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(2.5)	(27.4)	(19.5)	(2.1)
Unrealized gain on securities	0.1	(0.4)	0.2	0.1
Unrealized gain on derivative instruments	4.4	11.2	5.9	13.4
Post-retirement benefit plans	2.3	1.3	4.3	2.7
Other Comprehensive Income (Loss)	4.3	(15.3)	$(9.1)	$14.1
Comprehensive Income	$39.4	$8.2	$53.1	$67.9

Share Data
Basic earnings per share	$0.75	$0.50	$1.33	$1.15
Average number of common shares	46.5	46.8	46.7	46.8
Diluted earnings per share	$0.74	$0.49	$1.31	$1.13
Average number of common shares and equivalents	47.1	47.5	47.4	47.5
Dividends declared per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30
	2013	2012
Operating Activities
Net income	$62.2	$53.8
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(30.4)	(42.0)
Depreciation	127.2	121.1
Deferred income taxes	11.1	16.5
Share of affiliates’ earnings, net of dividends received	(10.4)	7.2
Change in accrued operating lease expense	(21.0)	(29.2)
Employee benefit plans	4.1	0.1
Other	(13.9)	(15.2)
Net cash provided by operating activities	128.9	112.3
Investing Activities
Additions to operating assets and facilities	(360.8)	(369.9)
Loans extended	(8.5)	(1.0)
Investments in affiliates	(101.3)	(20.9)
Portfolio investments and capital additions	(470.6)	(391.8)
Purchases of leased-in assets	(11.3)	(0.7)
Portfolio proceeds	168.2	227.1
Proceeds from sales of other assets	18.0	16.7
Net decrease in restricted cash	4.5	5.3
Net cash used in investing activities	(291.2)	(143.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	726.9	282.2
Repayments of debt (original maturities longer than 90 days)	(362.0)	(315.2)
Net (decrease) increase in debt with original maturities of 90 days or less	(256.0)	73.4
Stock repurchases	(50.0)	—
Dividends	(31.3)	(29.5)
Other	(0.8)	0.1
Net cash provided by financing activities	26.8	11.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.0)	(0.6)
Net decrease in Cash and Cash Equivalents	$(137.5)	$(20.7)
Cash and Cash Equivalents, beginning of period	234.2	248.4
Cash and Cash Equivalents, end of period	$96.7	$227.7

Noncash Investing Transactions
Distributions from affiliates (a)	$173.0
________

(a)
In 2013, we received five vessels and related working capital from our Singco and Somargas affiliates in connection with our exit from those joint ventures. Additionally, we received distributions of 591 railcars from our Southern Capital affiliate.

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
Our operating results for the six months ended June 30, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. In particular, ASC’s fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K/A for the year ended December 31, 2012.
Accounting Change
Accumulated Other Comprehensive Income — In January 2013, the Financial Accounting Standards Board issued authoritative accounting guidance that requires presentation and disclosure of the effects on components of net income of significant amounts reclassified out of accumulated other comprehensive income. The guidance is effective for periods beginning after December 31, 2012. Application of the new guidance did not impact our financial position, results of operations or cash flows. See "Note 4. Fair Value Disclosure", "Note 5. Pension and Other Post-Retirement Benefits" and "Note 10. Accumulated Other Comprehensive Income (Loss)" for the applicable disclosures.
NOTE 3.Variable Interest Entities
We evaluate whether an entity is a variable interest entity (“VIE”) based on the sufficiency of the entity’s equity and determining whether the equity holders have the characteristics of a controlling financial interest. We assess whether we are the primary beneficiary of a VIE based on our ability to direct the activities that most significantly impact the economic performance of the VIE and our obligation to absorb losses or our right to receive benefits that may be significant to the VIE. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasts. We evaluate new investments for VIE classification, and we regularly review all existing entities for events that may result in an entity becoming a VIE or us becoming a primary beneficiary.
We determined that we are the primary beneficiary of one of our VIEs, a structured lease financing for a portfolio of railcars, because we have the authority to direct its significant activities. We consolidate this VIE and the risks associated with it are similar to those of our wholly-owned railcar leasing activities.
The following table shows the carrying amounts of our consolidated VIE's assets and liabilities (in millions):

	June 30 2013	December 31 2012
Operating assets, net of accumulated depreciation (a)	$95.8	$98.4
Nonrecourse debt	30.3	35.1
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
The following table shows the carrying amounts and maximum exposure to loss for our VIEs that we do not consolidate (in millions):

	June 30, 2013		December 31, 2012
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$121.3	$121.3	$110.7	$110.7
Other investment	0.6	0.6	0.7	0.7
Total	$121.9	$121.9	$111.4	$111.4
NOTE 4.Fair Value Disclosure
The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

	June 30 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$8.1	$—	$8.1	$—
Foreign exchange rate derivatives (b)	0.3	—	0.3	—
Available-for-sale equity securities	3.8	3.8	—	—
Liabilities
Interest rate derivatives (a)	0.1	—	0.1	—
Interest rate derivatives (b)	0.3	—	0.3	—

	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$10.2	$—	$10.2	$—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (a)	1.0	—	1.0	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
________________

(a)	Designated as hedges

(b)	Not designated as hedges

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.
Derivative instruments
Fair Value Hedges — We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item as interest expense. As of June 30, 2013 and December 31, 2012, we had one instrument outstanding with an aggregate notional amount of $100.0 million. This derivative matures in 2015.
Cash Flow Hedges — We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had 6 instruments outstanding with an aggregate notional amount of $113.3 million as of June 30, 2013, and 12 instruments outstanding with an aggregate notional amount of $129.2 million as of December 31, 2012. These instruments have maturities ranging from 2013–2019. Within the next 12 months, we expect to reclassify $6.5 million ($4.1 million aftertax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.
Non-designated Derivatives — We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.
Some of our derivative instruments contain credit risk provisions that require us to make immediate payment on net liability positions in the event we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2013, was $0.4 million. We are not required to post collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.
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
The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended June 30		Six Months Ended June 30
		2013	2012	2013	2012
Fair value hedges (a)	Interest expense	$(1.2)	$(1.5)	$(2.3)	$(2.6)
Cash flow hedges	Unrealized gain on derivative instruments (effective portion)	0.6	0.4	0.9	0.7
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	(1.3)	(1.1)	(2.5)	(3.0)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	(0.3)	(0.3)	(0.7)	(0.7)
Non-designated	Other income (expense)	1.5	(1.8)	2.0	(1.5)
__________________

(a)	The fair value adjustments related to the underlying debt equally offsets the amounts recognized in interest expense.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.9	$5.9	$2.5	$5.8
Loans	24.4	24.9	27.2	27.7
Liabilities
Recourse fixed rate debt	$2,683.5	$2,801.3	$2,343.3	$2,513.4
Recourse floating rate debt	862.9	869.1	809.1	807.9
Nonrecourse debt	103.0	106.9	130.6	138.2
NOTE 5.Pension and Other Post-Retirement Benefits
The following table shows the components of our pension and other post-retirement benefit expense for the three months ended June 30, 2013 and 2012 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$1.6	$1.5	$—	$—
Interest cost	4.6	5.0	0.4	0.5
Expected return on plan assets	(6.9)	(7.4)	—	—
Amortization of (a):
Unrecognized prior service credit	(0.2)	(0.2)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	4.0	2.5	(0.1)	(0.1)
Net expense	$3.1	$1.4	$0.2	$0.3
The following table shows the components of our pension and other post-retirement benefit expense for the six months ended June 30, 2013 and 2012 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$3.4	$3.0	$0.1	$0.1
Interest cost	9.2	9.9	0.8	1.0
Expected return on plan assets	(13.8)	(14.8)	—	—
Amortization of (a):
Unrecognized prior service credit	(0.5)	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	7.5	5.0	—	(0.1)
Net expense	$5.8	$2.6	$0.8	$0.9
________________

(a)	Amounts are reclassified from accumulated other comprehensive loss.
NOTE 6. Share-Based Compensation
During the first six months of 2013, we granted 317,100 stock appreciation rights (“SARs”), 64,220 restricted stock units, 68,780 performance shares, and 10,166 phantom stock units. For the three and six months ended June 30, 2013, total share-based compensation expense was $3.2 million and $6.4 million and the related tax benefits were $1.2 million and $2.4 million. For the three and six months ended June 30, 2012, total share-based compensation expense was $3.0 million and $6.1 million and the related tax benefits were $1.2 million and $2.3 million, respectively.

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
NOTE 7.Income Taxes
Our effective tax rate was 29% for the six months ended June 30, 2013 compared to 30% for the six months ended June 30, 2012. In each case, the difference from the federal statutory rate of 35% was driven by income that was earned in foreign jurisdictions, which is taxed at lower rates.
As of June 30, 2013, our gross liability for unrecognized tax benefits was $4.7 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.7 million ($3.2 million, net of federal tax). Subject to the completion of certain audits or the expiration of the applicable statute of limitations, we believe it is reasonably possible that we will recognize $0.4 million in unrecognized tax benefits within the next 12 months.
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
The following table shows our commercial commitments (in millions):

	June 30 2013	December 31 2012
Affiliate guarantees (a)	$—	$42.0
Asset residual value guarantees	5.1	11.2
Lease payment guarantees	37.9	41.0
Performance bonds	0.6	0.6
Standby letters of credit	15.4	9.7
Total commercial commitments (b)	$59.0	$104.5
________________

(a)
No amount is provided for one of our guarantees that does not state a maximum potential future payment and for which we believe the likelihood that we will be required to perform under the guarantee is remote. In April 2013, $42.0 million of our affiliate guarantees were terminated.

(b)
The carrying values of liabilities on the balance sheet for our commercial commitments were $5.9 million at June 30, 2013 and $6.4 million at December 31, 2012. The expiration dates for our commitments range from 2014–2022.

Affiliate guarantees are our commitments to repay financing used by affiliates to acquire assets. We make these guarantees in lieu of direct equity investments in the affiliates.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We are also a party to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.
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
In the second quarter of 2013, both series of our preferred stock were retired with all shares either converted to common stock or redeemed.
The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Net income	$35.1	$23.5	$62.2	$53.8
Denominator:
Weighted average shares outstanding - basic	46.5	46.8	46.7	46.8
Effect of dilutive securities:
Equity compensation plans	0.6	0.6	0.7	0.6
Convertible preferred stock	*	0.1	*	0.1
Weighted average shares outstanding - diluted	47.1	47.5	47.4	47.5
Basic earnings per share	$0.75	$0.50	$1.33	$1.15
Diluted earnings per share	$0.74	$0.49	$1.31	$1.13
________________
* Antidilutive
NOTE 10. Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in the components of our accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post- RetirementBenefit Plans	Total
Balance at December 31, 2012	$31.4	$(0.4)	$(44.5)	$(131.1)	$(144.6)
Change in component	(17.0)	0.2	0.6	—	(16.2)
Reclassification adjustments into earnings	—	—	1.6	3.3	4.9
Income tax effect	—	(0.1)	(0.7)	(1.3)	(2.1)
Balance at March 31, 2013	14.4	(0.3)	(43.0)	(129.1)	(158.0)
Change in component	(2.5)	0.1	4.3	—	1.9
Reclassification adjustments into earnings	—	—	1.6	3.6	5.2
Income tax effect	—	—	(1.5)	(1.3)	(2.8)
Balance at June 30, 2013	$11.9	$(0.2)	$(38.6)	$(126.8)	$(153.7)
________________
See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for the effects of the reclassification adjustments on the statement of comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The public prosecutors of Lucca conducted an investigation of the Viareggio accident, and on February 19, 2013, the Court of Lucca notified GRA, as well as several of its maintenance and supervisory employees (the “Employees”) and an external supervisor, that the public prosecutors were seeking indictments against them for various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar notices were issued to four Italian Railway companies and eighteen of their employees, as well as to the Italian workshop Cima Riparazioni S.p.A. and four of its employees. The public prosecutors assert that a crack in one of the tank car's axles broke, causing the derailment and ultimately resulting in a tank car rupture and release of LPG, after the car hit an obstacle on the side of the track placed there by the Italian Railway. Their report alleges that the crack was detectable at the time of final inspection but was overlooked by the Employees at the workshop owned by GRA's subsidiary, Jungenthal Waggon GmbH. On July 18, 2013, the judge presiding over the preliminary hearing ruled that both GRA and the Employees would proceed to trial. We believe that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards, and they will present numerous scientific and technical defenses to the public prosecutor's report in the ongoing proceedings.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the profitability, financial position, and investment volume of each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2013
Profitability
Revenues
Lease revenue	$187.3	$43.6	$1.0	$7.1	$—	$239.0
Marine operating revenue	—	—	71.7	11.6	—	83.3
Other revenue	13.8	1.7	—	1.1	—	16.6
Total Revenues	201.1	45.3	72.7	19.8	—	338.9
Expenses
Maintenance expense	57.6	9.6	7.1	—	—	74.3
Marine operating expense	—	—	48.2	9.5	—	57.7
Depreciation expense	42.7	10.6	4.0	5.8	—	63.1
Operating lease expense	32.0	—	1.7	—	(0.1)	33.6
Other operating expense	5.0	1.4	—	0.6	—	7.0
Total Expenses	137.3	21.6	61.0	15.9	(0.1)	235.7
Other Income (Expense)
Net gain on asset dispositions	10.2	1.3	—	8.1	—	19.6
Interest expense, net	(28.7)	(5.2)	(1.6)	(6.7)	(1.0)	(43.2)
Other (expense) income	(3.3)	—	—	—	0.2	(3.1)
Share of affiliates' earnings (pretax)	6.2	4.6	—	12.0	—	22.8
Segment Profit (Loss)	$48.2	$24.4	$10.1	$17.3	$(0.7)	99.3
Selling, general and administrative expense						45.8
Income taxes ($9.3 million related to affiliates' earnings)						18.4
Net Income						$35.1
Investment Volume
Portfolio investments and capital additions	$129.4	$46.9	$7.8	$135.2	$1.4	$320.7
Selected Balance Sheet Data at June 30, 2013
Investments in affiliated companies	$33.5	$83.8	$—	$307.0	$—	$424.3
Identifiable assets	$3,710.2	$1,151.1	$298.6	$828.0	$131.3	$6,119.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2012
Profitability
Revenues
Lease revenue	$176.6	$39.0	$1.0	$9.0	$—	$225.6
Marine operating revenue	—	—	76.2	6.9	—	83.1
Other revenue	12.1	1.6	—	0.7	—	14.4
Total Revenues	188.7	40.6	77.2	16.6	—	323.1
Expenses
Maintenance expense	48.8	12.3	6.7	—	—	67.8
Marine operating expense	—	—	49.6	5.6	—	55.2
Depreciation expense	41.8	8.6	3.9	5.2	—	59.5
Operating lease expense	31.3	—	1.2	0.1	(0.1)	32.5
Other operating expense	4.0	1.8	(0.1)	0.6	—	6.3
Total Expenses	125.9	22.7	61.3	11.5	(0.1)	221.3
Other Income (Expense)
Net gain on asset dispositions	14.5	1.2	—	2.6	—	18.3
Interest expense, net	(25.9)	(6.5)	(1.9)	(6.5)	(0.8)	(41.6)
Other (expense) income	(0.2)	0.3	—	0.2	0.2	0.5
Share of affiliates' earnings (pretax)	2.0	(16.5)	—	13.2	—	(1.3)
Segment Profit (Loss)	$53.2	$(3.6)	$14.0	$14.6	$(0.5)	77.7
Selling, general and administrative expense						38.9
Income taxes ($2.1 million related to affiliates' earnings)						15.3
Net Income						$23.5
Investment Volume
Portfolio investments and capital additions	$137.7	$39.2	$5.5	$53.4	$2.3	$238.1
Selected Balance Sheet Data at December 31, 2012
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2013
Profitability
Revenues
Lease revenue	$371.1	$86.6	$2.1	$16.4	$—	$476.2
Marine operating revenue	—	—	84.0	17.8	—	101.8
Other revenue	27.6	3.9	—	1.7	—	33.2
Total Revenues	398.7	90.5	86.1	35.9	—	611.2
Expenses
Maintenance expense	112.2	21.1	7.7	—	—	141.0
Marine operating expense	—	—	58.0	16.3	—	74.3
Depreciation expense	85.0	20.7	4.0	11.3	—	121.0
Operating lease expense	64.3	—	1.7	—	(0.1)	65.9
Other operating expense	9.0	2.3	—	1.0	—	12.3
Total Expenses	270.5	44.1	71.4	28.6	(0.1)	414.5
Other Income (Expense)
Net gain on asset dispositions	20.4	2.5	—	13.4	—	36.3
Interest expense, net	(54.4)	(10.8)	(3.2)	(13.4)	(2.3)	(84.1)
Other (expense) income	(4.1)	0.5	(0.6)	—	—	(4.2)
Share of affiliates' earnings (pretax)	8.4	4.4	—	22.5	—	35.3
Segment Profit (Loss)	$98.5	$43.0	$10.9	$29.8	$(2.2)	180.0
Selling, general and administrative expense						87.8
Income taxes ($13.4 million related to affiliates' earnings)						30.0
Net Income						$62.2
Investment Volume
Portfolio investments and capital additions	$215.1	$91.2	$11.0	$151.2	$2.1	$470.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2012
Profitability
Revenues
Lease revenue	$351.2	$79.0	$2.1	$18.8	$—	$451.1
Marine operating revenue	—	—	86.9	13.7	—	100.6
Other revenue	23.9	2.5	—	1.5	—	27.9
Total Revenues	375.1	81.5	89.0	34.0	—	579.6
Expenses
Maintenance expense	96.8	24.8	7.1	—	—	128.7
Marine operating expense	—	—	57.3	11.4	—	68.7
Depreciation expense	83.5	17.2	3.9	10.6	—	115.2
Operating lease expense	62.7	—	1.2	0.2	(0.2)	63.9
Other operating expense	8.4	2.9	(0.3)	(1.0)	—	10.0
Total Expenses	251.4	44.9	69.2	21.2	(0.2)	386.5
Other Income (Expense)
Net gain on asset dispositions	30.5	2.1	—	13.7	—	46.3
Interest expense, net	(51.7)	(12.9)	(3.7)	(13.7)	(2.2)	(84.2)
Other (expense) income	(2.1)	(1.5)	—	3.1	0.4	(0.1)
Share of affiliates' earnings (pretax)	3.5	(20.0)	—	20.7	—	4.2
Segment Profit (Loss)	$103.9	$4.3	$16.1	$36.6	$(1.6)	159.3
Selling, general and administrative expense						77.0
Income taxes ($4.5 million related to affiliates' earnings)						28.5
Net Income						$53.8
Investment Volume
Portfolio investments and capital additions	$236.6	$84.0	$11.4	$56.5	$3.3	$391.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. For more information about our business, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012.

DISCUSSION OF OPERATING RESULTS
The following table shows a summary of our segment and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Segment Revenues
Rail North America	$201.1	$188.7	$398.7	$375.1
Rail International	45.3	40.6	90.5	81.5
ASC	72.7	77.2	86.1	89.0
Portfolio Management	19.8	16.6	35.9	34.0
	$338.9	$323.1	$611.2	$579.6
Segment Profit
Rail North America	$48.2	$53.2	$98.5	$103.9
Rail International	24.4	(3.6)	43.0	4.3
ASC	10.1	14.0	10.9	16.1
Portfolio Management	17.3	14.6	29.8	36.6
	100.0	78.2	182.2	160.9
Less:
Selling, general and administrative expense ("SG&A")	45.8	38.9	87.8	77.0
Unallocated interest expense, net	1.0	0.8	2.3	2.2
Other, including eliminations	(0.3)	(0.3)	(0.1)	(0.6)
Income taxes ($9.3 and $2.1 QTR, and $13.4 and $4.5 YTD related to affiliates' earnings)	18.4	15.3	30.0	28.5
Net Income	$35.1	$23.5	$62.2	$53.8
Net income, excluding tax adjustments and other items	$32.1	$38.8	$60.5	$71.3
Diluted earnings per share	0.74	0.49	1.31	1.13
Diluted earnings per share, excluding tax adjustments and other items	0.68	0.80	1.27	1.49
Investment Volume	320.7	238.1	470.6	391.8

The following table shows our return on equity ("ROE") for the trailing twelve months ended June 30:

	2013	2012
Return on equity ("ROE")	12.2%	10.0%
ROE, excluding tax adjustments and other items	10.3%	11.2%
Our net income was $62.2 million, or $1.31 per diluted share, for the first six months of 2013, compared to $53.8 million, or $1.13 per diluted share in 2012. Our results for 2013 and 2012 included a positive $1.7 million and a negative $17.5 million in tax adjustments and other items, which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of these items, our net income for the first six months of 2013 was $60.5 million, compared to $71.3 million in 2012. The decrease in 2013 was primarily due to increased maintenance expense, which was expected, higher SG&A and lower remarketing activity, substantially offset by higher lease revenues. Asset remarketing income varies materially from quarter to quarter and, based on strong demand for our assets, we expect it to increase over the remainder of 2013.
Our net income was $35.1 million, or $0.74 per diluted share, for the second quarter of 2013, compared to $23.5 million, or $0.49 per diluted share, in 2012. Our results for the second quarter of 2013 and 2012 included a positive $3.0 million and a negative $15.3 million in tax adjustments and other items. Excluding the impact of these items, our net income for the second quarter of 2013 was $32.1 million, compared to $38.8 million in 2012. The decrease in 2013 was primarily due to increased maintenance expense, higher SG&A and depreciation expense, substantially offset by higher lease revenues.

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
Rail North America
In the second quarter of 2013, demand for our tank railcars and related lease rate pricing remained strong; however, weakness persists for certain freight car types, particularly those serving the coal and grain markets. The average lease renewal rate on cars in our Lease Price Index (the “LPI,” see definition below) increased 36.0% from the weighted average expiring lease rate, compared to increases of 30.8% for the prior quarter and 23.9% for the second quarter of 2012.
Lease terms on renewals for railcars in the LPI averaged 58 months in the current quarter. Renewal lease terms were 65 months in the prior quarter and 59 months in the second quarter of 2012.  Lease terms on tank cars continue to exceed historical averages; however, we are keeping lease terms on weaker freight car types shorter in order to position these cars for renewal in a stronger market. Our utilization in North America was 98.2% compared to 97.8% at the end of prior quarter and 98.3% at June 30, 2012. For the remainder of 2013, we have leases for approximately 10,600 railcars that will expire, of which 1,850 serve coal and grain. As of the end of the second quarter, approximately 3,650 of our total lease expirations have already been renewed. In this current strong environment for tank cars, we expect to continue to pursue higher lease rates and longer lease terms on both renewals and assignments.  We also expect asset remarketing gains to increase in the second half of 2013.
As we expected, the number of railcars undergoing regulatory compliance work has increased in 2013 and we anticipate increasing levels of compliance activity throughout the remainder of the year.
The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Lease revenue	$187.3	$176.6	$371.1	$351.2
Other revenue	13.8	12.1	27.6	23.9
Total Revenues	201.1	188.7	398.7	375.1
Expenses
Maintenance expense	57.6	48.8	112.2	96.8
Depreciation expense	42.7	41.8	85.0	83.5
Operating lease expense	32.0	31.3	64.3	62.7
Other operating expense	5.0	4.0	9.0	8.4
Total Expenses	137.3	125.9	270.5	251.4
Other Income (Expense)
Net gain on asset dispositions	10.2	14.5	20.4	30.5
Interest expense, net	(28.7)	(25.9)	(54.4)	(51.7)
Other expense	(3.3)	(0.2)	(4.1)	(2.1)
Share of affiliates' earnings (pretax)	6.2	2.0	8.4	3.5
Segment Profit	$48.2	$53.2	$98.5	$103.9
Investment Volume	$129.4	$137.7	$215.1	$236.6

The following table shows the components of Rail North America's lease income (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
North American railcars	$179.4	$168.4	$355.5	$334.6
Locomotives	7.9	8.2	15.6	16.6
	$187.3	$176.6	$371.1	$351.2
Lease Price Index
Our Lease Price Index ("LPI") is an internally-generated business indicator that measures general lease rate pricing on renewals within our North American railcar fleet. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet. In addition, we use this representative group of North American railcars to calculate an average renewal lease rate change and an average renewal term. The average renewal lease rate change is the percentage change between the weighted average renewal lease rate and the weighted average expiring lease rate. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Fleet Information
The following table shows Rail North America's railcar fleet activity:

	June 30 2012	September 30 2012	December 31 2012	March 31 2013	June 30 2013
Beginning balance	109,116	109,187	109,162	109,551	109,637
Cars added	1,385	858	1,106	988	2,035
Cars scrapped	(591)	(544)	(366)	(810)	(456)
Cars sold	(723)	(339)	(351)	(92)	(442)
Ending balance	109,187	109,162	109,551	109,637	110,774
Utilization rate at quarter end	98.3%	98.2%	97.9%	97.8%	98.2%
Average active railcars	107,452	107,224	107,062	106,964	107,722

The following table shows Rail North America's locomotive fleet activity:

	June 30 2012	September 30 2012	December 31 2012	March 31 2013	June 30 2013
Beginning balance	576	549	554	561	564
Locomotives added	16	7	23	36	10
Locomotives scrapped or sold	(43)	(2)	(16)	(33)	(16)
Ending balance	549	554	561	564	558
Utilization rate at quarter end	98.5%	99.1%	98.6%	94.0%	95.2%
Average active locomotives	531	545	557	525	528

Comparison of the First Six Months of 2013 to the First Six Months of 2012
Segment Profit
Segment profit of $98.5 million was $5.4 million lower than the prior year, primarily due to higher net maintenance expense and the timing of asset remarketing gains, which do not occur evenly over the course of the year. The decrease was partially offset by higher lease revenue and share of affiliates' earnings.
Revenues
Lease revenue increased $19.9 million, primarily driven by higher lease rates compared to the prior year. Other revenue increased $3.7 million, primarily due to higher repair revenue in the current year.
Expenses
Maintenance expense was $15.4 million higher primarily due to increased regulatory compliance work, which was expected. We also completed more customer liability repairs, and more wheelsets were replaced by the railroads. Operating lease expense increased $1.6 million as a result of sale-leaseback transactions completed in the latter part of 2012. Other operating expense increased $0.6 million, primarily due to higher insurance costs and car taxes.
Other Income (Expense)
Net gain on asset dispositions decreased $10.1 million, primarily due to the timing of remarketing gains. Net interest expense increased $2.7 million, primarily due to higher interest rates partially offset by lower debt balances. Other expense increased $2.0 million, primarily due to termination costs incurred on the early repayment of a higher cost secured debt issuance. Share of affiliates' earnings increased $4.9 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate.
Investment Volume
During 2013, we acquired 1,316 new railcars and 1,113 secondary market railcars compared to 2,155 new railcars and 419 secondary market railcars in 2012. Additionally, we received 591 railcars in distributions from our Southern Capital affiliate in 2013.
Comparison of the Second Quarter of 2013 to the Second Quarter of 2012
Segment Profit
Segment profit of $48.2 million was $5.0 million lower than the prior year, primarily due to higher net maintenance expense and the timing of asset remarketing gains. The decrease was partially offset by higher lease revenue and share of affiliates' earnings.
Revenues
Lease revenue increased $10.7 million, primarily because of higher lease rates compared to the prior year. Other revenue increased $1.7 million, primarily due to higher repair revenue in the current quarter.
Expenses
Maintenance expense was $8.8 million higher in the current quarter primarily due to increased regulatory compliance work. We also completed more customer liability repairs, and more wheelsets were replaced by the railroads. Operating lease expense increased $0.7 million as a result of sale-leaseback transactions completed in the latter part of 2012. Other operating expense increased $1.0 million, primarily due to higher insurance costs and car taxes.
Other Income (Expense)
Net gain on asset dispositions decreased $4.3 million, primarily due to the timing of remarketing gains, partially offset by asset impairment charges in the prior year that related to sold locomotives. Net interest expense increased $2.8 million, primarily due to higher interest rates. Other expense increased $3.1 million, primarily due to termination costs incurred on the early repayment of debt. Share of affiliates' earnings increased $4.2 million, primarily due to a gain on a disposition of railcars at our Southern Capital affiliate.
Labor Update
In the second quarter, we executed a new three-year collective bargaining agreement with the United Steelworkers, which represents approximately 300 hourly employees at Rail North America's three U.S. service centers.

Rail International
At Rail Europe, we experienced modest improvements in lease rate pricing and continued to increase our fleet through investments in new tank cars. Demand for certain tank car types is being tempered by the weak European economy and as a result we have been scrapping some older railcars sooner than previously anticipated. At the end of the second quarter of 2013, our international fleet utilization was 95.6% compared to 95.1% at the end of 2012 and 96.3% at June 30, 2012. Our AAE affiliate, which serves freight car markets, is achieving stable operating results; however, fleet utilization remains much lower than historical levels due to the weak European economy. Rail India continues to pursue railcar leasing and investment opportunities.
The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Lease revenue	$43.6	$39.0	$86.6	$79.0
Other revenue	1.7	1.6	3.9	2.5
Total Revenues	45.3	40.6	90.5	81.5
Expenses
Maintenance expense	9.6	12.3	21.1	24.8
Depreciation expense	10.6	8.6	20.7	17.2
Other operating expense	1.4	1.8	2.3	2.9
Total Expenses	21.6	22.7	44.1	44.9
Other Income (Expense)
Net gain on asset dispositions	1.3	1.2	2.5	2.1
Interest expense, net	(5.2)	(6.5)	(10.8)	(12.9)
Other income (expense)	—	0.3	0.5	(1.5)
Share of affiliates' earnings (pretax)	4.6	(16.5)	4.4	(20.0)
Segment Profit	$24.4	$(3.6)	$43.0	$4.3
Investment Volume	$46.9	$39.2	$91.2	$84.0
Fleet Information
The following table shows railcar fleet activity for Rail International:

	June 30 2012	September 30 2012	December 31 2012	March 31 2013	June 30 2013
Beginning balance	21,064	21,209	21,314	21,840	21,896
Cars added	273	355	650	361	492
Cars scrapped or sold	(128)	(250)	(124)	(305)	(402)
Ending balance	21,209	21,314	21,840	21,896	21,986
Utilization rate at quarter end	96.3%	96.6%	95.1%	95.5%	95.6%
Average active railcars	20,386	20,490	20,635	20,817	20,948

Comparison of the First Six Months of 2013 to the First Six Months of 2012
Segment Profit
Segment profit was $43.0 million, an increase of $38.7 million over the prior year. The current year included gains of $1.9 million related to certain interest rate swaps at AAE compared to losses of $18.8 million in the prior year. Excluding the impact of the AAE swaps from each period, segment profit increased $18.0 million, primarily due to higher lease revenue, lower net maintenance expense, and an increase in our share of affiliates' earnings.
AAE holds multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps do not qualify for hedge accounting, and as a result, changes in their fair values are currently recognized in income. Unrealized gains and losses that result from changes in fair value are primarily driven by changes in the underlying benchmark interest rates. AAE’s earnings may be impacted by future gains or losses associated with these swaps. Additionally, in the second quarter of 2012, AAE refinanced a portion of its debt and terminated an associated swap at a loss. GATX's portion of the loss was $13.5 million, which was included in share of affiliates' earnings.
Revenues
Lease revenue increased $7.6 million, primarily due to an average of 507 more railcars on lease and higher rates. Other revenue increased $1.4 million, primarily due to higher repair revenue.
Expenses
Maintenance expense decreased $3.7 million, primarily due to fewer underframe revisions due in part to the aforementioned scrapping of older railcars. Depreciation expense increased $3.5 million, primarily due to investment activity, which includes capitalized wheelsets.
Other Income (Expense)
Net interest expense decreased $2.1 million, primarily due to lower interest rates. Other expense decreased $2.0 million, primarily due to the favorable remeasurement of an embedded foreign currency derivative. Excluding the impact of the interest rate swaps at AAE from each period, share of affiliates' earnings increased $3.7 million, primarily due to lower depreciation expense at AAE attributable to a change in policy that was enacted in 2012.
Investment Volume
During 2013, we acquired 853 railcars compared to 577 railcars in 2012.
Comparison of the Second Quarter of 2013 to the Second Quarter of 2012
Segment Profit
Segment profit was $24.4 million, an increase of $28.0 million over the prior year. The current year results included gains of $3.3 million related to certain interest rate swaps at AAE compared to losses of $16.3 million in the prior year. Excluding the impact of the AAE swaps from each period, segment profit increased $8.4 million, primarily due to higher lease revenue, lower net maintenance expense, and an increase in our share of affiliates' earnings.

Revenues
Lease revenue increased $4.6 million, primarily due to an average of 562 more railcars on lease.
Expenses
Maintenance expense decreased $2.7 million, primarily due to fewer underframe revisions due in part to the aforementioned scrapping of older railcars. Depreciation expense increased $2.0 million, primarily due to investment activity, which includes capitalized wheelsets.
Other Income (Expense)
Net interest expense decreased $1.3 million, primarily due to lower interest rates. Excluding the impact of the interest rate swaps at AAE from each period, share of affiliates' earnings increased $1.5 million, due to lower depreciation expense at AAE attributable to a change in policy that was enacted in 2012.
ASC
During the first six months of both 2013 and 2012, we carried 10.5 million net tons of freight. In 2013, we expect to carry modestly less than our 2012 full year freight volume of 29.7 million net tons and we have deployed 13 vessels compared to 14 in 2012.
Record low water levels in the Great Lakes were a significant concern at the start of the 2013 sailing season. While water levels remain below historical averages, heavy winter and spring precipitation has resulted in levels consistent with the prior year.
The following table shows the components of ASC’s operating results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Lease revenue	$1.0	$1.0	$2.1	$2.1
Marine operating revenue	71.7	76.2	84.0	86.9
Total Revenues	72.7	77.2	86.1	89.0
Expenses
Maintenance expense	7.1	6.7	7.7	7.1
Marine operating expense	48.2	49.6	58.0	57.3
Depreciation expense	4.0	3.9	4.0	3.9
Operating lease expense	1.7	1.2	1.7	1.2
Other operating expense	—	(0.1)	—	(0.3)
Total Expenses	61.0	61.3	71.4	69.2
Other Income (Expense)
Interest expense, net	(1.6)	(1.9)	(3.2)	(3.7)
Other expense	—	—	(0.6)	—
Segment Profit	$10.1	$14.0	$10.9	$16.1
Investment Volume	$7.8	$5.5	$11.0	$11.4

Comparison of the First Six Months of 2013 to the First Six Months of 2012
Segment Profit
Segment profit was $5.2 million lower than prior year, primarily due to lower revenue and higher operating costs.
Revenues
Marine operating revenue decreased $2.9 million, primarily due to a heavier mix of iron ore tonnage in the prior year, which earns a higher rate, and lower fuel surcharges, which are correlated with fuel rates. Revenue was also impacted by low water levels early in the sailing season, which limited load sizes.

Expenses
Maintenance expense increased primarily due to higher vessel repairs. Marine operating expense was $0.7 million higher than prior year primarily due to more operating days, partially offset by lower fuel rates and lower consumption.
Other Income (Expense)
Other expense in the current year consisted of increased costs associated with ongoing asbestos-related litigation matters.
Investment Volume
Our investments in each year primarily consisted of structural and mechanical upgrades to our vessels.
Comparison of the Second Quarter of 2013 to the Second Quarter of 2012
Segment Profit
Segment profit was $3.9 million lower than prior year, primarily due to a heavier mix of iron ore tonnage in the prior year, which earns a higher rate, and lower overall freight volume in the current quarter, partially offset by lower operating expenses.
Revenues
Marine operating revenue decreased $4.5 million, primarily due to lower freight volume and lower fuel surcharges which are correlated with fuel rates. The prior year also included some high rate iron ore volume and higher profit spot tonnage that did not repeat in the current year.
Expenses
Maintenance expense increased primarily due to higher vessel repairs. Marine operating expense was $1.4 million lower than prior year primarily a result of lower fuel costs due to both rates and consumption. Additionally, we operated one less vessel in the current year.
Regulatory Update
On March 28, 2013, the United States Environmental Protection Agency (the “EPA”) published its final 2013 Vessel General Permit (“VGP”) under the Clean Water Act. This five-year permit establishes numeric effluent limits for the discharge of living organisms in ballast water for certain commercial vessels, and becomes effective on December 19, 2013. The limits are based on the International Maritime Organization (“IMO”) standard.
This new VGP will not impose numeric treatment limits for ballast water discharges on existing Great Lakes bulk carrier vessels built before January 1, 2009, that operate exclusively within the Great Lakes and St. Lawrence Seaway, upstream of Anticosti Island (the “Exempt Vessels”), exempting all but one of ASC's vessels.  However, the new VGP continues to impose best management practices for the management of ballast water discharges for Exempt Vessels similar to those required in the current VGP. The EPA has specifically included a “permit reopener condition” in the new permit to allow them the ability to modify the permit to require installation of ballast water treatment systems on Great Lakes vessels, if such systems become available during the term of the permit.
Our leased-in barge, Lakes Contender, was constructed after January 1, 2009, a date that EPA chose because it was the date that IMO originally first required treatment for some new-build vessels. In doing so, they assert that any vessels constructed after that date should have been designed to accommodate retrofitting such systems. At present, no systems are available that will achieve the IMO treatment standard for the fresh water high capacity and high volume ballast water systems on Great Lakes vessels. Under the 2013 VGP, ballast water treatment system installation will be required at the vessel's first scheduled dry-docking after January 1, 2016. We continue to explore commercial and internally developed treatment solutions for the Lakes Contender.
The IMO adopted the International Convention for the Control and Management of Ship's Ballast Water and Sediments in 2004. The convention has yet to be placed into effect, as it has not yet been ratified by nations representing the required 35 percent of the world's merchant shipping tonnage. That ratification is expected to take place before the end of 2013, and would go into effect one year after ratification. Canada is a signatory to the convention. It is not clear to what extent Canada will apply the convention to ships operating in their waters of the Great Lakes, notwithstanding the exemption provided by the EPA or United States Coast Guard.
Section 401(d) of the Clean Water Act allows states to attach additional limitations and requirements to a federal permit. The states of Minnesota and Wisconsin continue to require state-specific permits for the discharge of ballast water within their borders including various best management practices, but have not imposed a numeric treatment standard for vessels that operate solely within the Great Lakes.

Portfolio Management
Portfolio Management’s total asset base was $828.0 million at June 30, 2013, compared to $797.4 million at December 31, 2012, and $804.7 million at June 30, 2012.
In April 2013, we terminated our Singco and Somargas marine affiliates, with each partner taking direct ownership of five liquified gas carrying vessels. In connection with the terminations we paid $101 million, primarily to satisfy our share of the affiliates' external debt. The vessels continue to operate in a vessel pooling arrangement that is managed by our former partner.
Market conditions for our recently acquired gas carriers are improved from 2012; however, those for our chemical tankers remain weak. The Rolls-Royce & Partners Finance companies (collectively our "RRPF Affiliates") continue to experience strong demand for their spare aircraft engines. Our RRPF Affiliates contributed $17.7 million and $9.4 million to our segment profit for the six months and second quarter of 2013, compared to $18.5 million and $10.5 million in 2012.
The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Lease revenue	$7.1	$9.0	$16.4	$18.8
Marine operating revenue	11.6	6.9	17.8	13.7
Other revenue	1.1	0.7	1.7	1.5
Total Revenues	19.8	16.6	35.9	34.0
Expenses
Marine operating expense	9.5	5.6	16.3	11.4
Depreciation expense	5.8	5.2	11.3	10.6
Operating lease expense	—	0.1	—	0.2
Other operating expense	0.6	0.6	1.0	(1.0)
Total Expenses	15.9	11.5	28.6	21.2
Other Income (Expense)
Net gain on asset dispositions	8.1	2.6	13.4	13.7
Interest expense, net	(6.7)	(6.5)	(13.4)	(13.7)
Other income	—	0.2	—	3.1
Share of affiliates' earnings (pretax)	12.0	13.2	22.5	20.7
Segment Profit	$17.3	$14.6	$29.8	$36.6
Investment Volume	$135.2	$53.4	$151.2	$56.5
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	June 30 2012	September 30 2012	December 31 2012	March 31 2013	June 30 2013
Net book value of owned assets	$413.7	$409.0	$419.5	$407.6	$521.0
Affiliate Investments	391.0	406.1	377.9	358.7	307.0
Net book value of managed portfolio	149.0	147.5	143.2	140.7	129.1
Comparison of the First Six Months of 2013 to the First Six Months of 2012
Segment Profit
Segment profit of $29.8 million was $6.8 million million lower than the prior year, primarily due to the absence of certain favorable adjustments in the prior year and lower lease revenue. The decrease was partially offset by higher affiliates' earnings.

Revenues
Lease revenue was $2.4 million lower, primarily due to the sale of barges and other equipment in 2013. Marine operating revenue was $4.1 million higher, primarily due to revenue earned by the five vessels we received from our former Singco and Somargas affiliates.
Expenses
Marine operating expense was $4.9 million higher, primarily due to expense from the aforementioned five vessels and higher repair expenses on existing vessels. Other operating expense was $2.0 million higher, primarily due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment in the prior year.
Other Income (Expenses)
Net gain on asset dispositions was $0.3 million lower, primarily due to the timing of asset remarketing gains. Other income in the prior year was positively impacted by the favorable remeasurement of derivatives. Share of affiliates' earnings was $1.8 million higher, primarily due to the absence of operating losses at our Enerven affiliate, which is in the process of liquidation. The increase was partially offset by lower asset remarketing gains at our RRPF Affiliates, primarily due to the timing of engine sales.
Investment Volume
Investments in 2013 consisted of $101 million to acquire the aforementioned five vessels, $34 million for investments in two offshore supply vessels and two inland marine vessels, a $9 million loan for a dry bulk vessel, and $7 million of container assets.
Comparison of the Second Quarter of 2013 to the Second Quarter of 2012
Segment Profit
Segment profit of $17.3 million was $2.7 million higher than the prior year, primarily due to the higher asset remarketing gains. The increase was partially offset by lower lease revenue and lower affiliates' earnings.
Revenues
Lease revenue was $1.9 million lower, primarily due to the sale of equipment in 2013. Marine operating revenue was $4.7 million higher, primarily due to revenue earned by the five vessels received from our former Singco and Somargas affiliates.
Expenses
Marine operating expense was $3.9 million higher, primarily due to expense from the aforementioned five vessels and higher repair expenses on existing vessels.
Other Income (Expenses)
Net gain on asset dispositions was $5.5 million higher, primarily due to increased asset remarketing gains. Share of affiliates' earnings was $1.2 million lower, primarily due to the absence of earnings from our former Singco and Somargas affiliates and the timing of engine sales at our RRPF Affiliates, partially offset by the absence of operating losses at our Enerven affiliate.
Other
Other is comprised of SG&A, unallocated interest expense and other, miscellaneous income and expense not directly associated with the reporting segments, and eliminations.
Components of Other are outlined below (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Selling, general and administrative expense	$45.8	$38.9	$87.8	$77.0
Unallocated interest expense, net	1.0	0.8	2.3	2.2
Other expense (including eliminations)	(0.3)	(0.3)	(0.1)	(0.6)
SG&A was $10.8 million and $6.9 million higher for the first six months and second quarter, compared to the prior year. Each of the increases was primarily due to higher pension, salaries, and outside services expenses.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes
Our effective tax rate was 29% for the six months ended June 30, 2013, compared to 30% for the six months ended June 30, 2012. In each case, the difference from the federal statutory rate of 35% was driven by income that was earned in foreign jurisdictions, which is taxed at lower rates.
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
Cash flows from operations and portfolio proceeds are impacted by the timing of asset dispositions and changes in working capital. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2013, we had unrestricted cash balances of $96.7 million.
The following table shows our principal sources and uses of cash for the six months ended ended June 30 (in millions):

	2013	2012
Principal sources of cash
Net cash provided by operating activities	$128.9	$112.3
Portfolio proceeds	168.2	227.1
Other asset sales	18.0	16.7
Proceeds from issuance of debt, commercial paper, and credit facilities	726.9	355.6
	$1,042.0	$711.7
Principal uses of cash
Portfolio investments and capital additions	$(470.6)	$(391.8)
Stock repurchases	(50.0)	—
Repayments of debt, commercial paper, and credit facilities	(618.0)	(315.2)
Purchases of leased-in assets	(11.3)	(0.7)
Payments on capital lease obligations	(1.2)	(1.8)
Dividends	(31.3)	(29.5)
	$(1,182.4)	$(739.0)
Net cash provided by operating activities for the first six months of 2013 was $128.9 million, an increase of $16.6 million from the prior year. The increase was primarily driven by higher lease income, lower operating lease payments, and other changes in working capital, partially offset by higher maintenance and compensation payments.
Portfolio proceeds for the first six months of 2013 of $168.2 million decreased by $58.9 million from the prior year, primarily due to lower equipment sales, partially offset by higher affiliate capital distributions and loan principal receipts. Proceeds in 2012 included $82.5 million from the sale of leveraged lease investments.
Proceeds from the issuance of debt for the first six months of 2013 were $726.9 million (net of hedges and debt issuance costs). In North America, proceeds consisted of $250 million of 5-year notes, $250 million of 10-year notes, and a $105 million 5-year term loan. In Europe, proceeds consisted of $132 million term loan with a 7.5-year term. Debt repayments of $618.0 million for the first six months of 2013 primarily consisted of commercial paper and bank credit facility repayments, and the early retirement of $268 million of higher cost term debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In 2013, we resumed open-market repurchases of our common stock and in the first six months we reacquired 995,600 shares for $50.0 million. As of June 30, 2013, we had $18.6 million remaining under our $200 million repurchase authorization. We also retired both series of our preferred stock with all shares either redeemed or converted to common stock.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the six months ended June 30, 2013:

	North America (a)	Europe (b)
Balance as of June 30 (in millions)	$—	$17.4
Weighted average interest rate	—%	1.4%
Euro/Dollar exchange rate	n/a	1.30

Average monthly amount outstanding during year (in millions)	$39.3	$102.9
Weighted average interest rate	0.4%	1.5%
Average Euro/Dollar exchange rate	n/a	1.31

Average monthly amount outstanding during 2nd quarter (in millions)	$—	$101.8
Weighted average interest rate	—%	1.6%
Average Euro/Dollar exchange rate	n/a	$1.31

Maximum month-end amount outstanding (in millions)	$90.0	$137.9
Euro/Dollar exchange rate	n/a	1.30
________________

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.

(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.
Revolving Credit Facility
In April, we entered into a new $575 million 5-year unsecured credit facility, which replaced our prior $560 million facility. The covenants in the new facility are substantially unchanged from the prior facility. At June 30, 2013, the full $575 million was available under the facility.
Restrictive Covenants
Our committed credit facility contains various restrictive covenants, including requirements to maintain a minimum fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as the committed facility.
The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.
The loan agreements for our European rail subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on their repayment of loans or payment of dividends to certain related parties (including GATX, the U.S. parent company). These covenants effectively limits their ability to transfer funds to GATX.
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2013, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
Our funding options may be affected by the global capital market environment and outlook as well as our financial performance. Our access to capital markets at competitive rates is dependent on our credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of June 30, 2013, our long-term unsecured debt was rated BBB by S&P and Baa2 by Moody’s. Our ratings outlook from both agencies was stable. Our short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at June 30, 2013, (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Recourse debt	$3,546.1	$153.8	$420.3	$541.8	$639.6	$359.9	$1,430.7
Nonrecourse debt	104.3	26.7	57.4	9.2	8.2	2.8	—
Commercial paper and credit facilities	17.4	17.4	—	—	—	—	—
Capital lease obligations	11.5	1.5	3.1	3.1	2.7	1.1	—
Operating leases — recourse	871.1	33.0	104.7	125.4	101.5	89.3	417.2
Operating leases — nonrecourse	188.1	15.1	27.4	26.0	21.9	22.5	75.2
Portfolio investments (a)	1,292.3	352.9	401.6	331.8	198.2	1.1	6.7
	$6,030.8	$600.4	$1,014.5	$1,037.3	$972.1	$476.7	$1,929.8
________________

(a)	Primarily railcar purchase commitments.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the six months ending June 30, 2013. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012 for a summary of our policies.

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
We present return on equity, net income, and diluted earnings per share excluding the effect of tax adjustments and other items. We exclude these items to provide a more meaningful comparison of financial performance between years and transparency into our operating results. In addition, we disclose total on- and off-balance-sheet assets because a significant portion of our rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.
Glossary of Key Terms

•
Non-GAAP financial measures — Numerical or percentage-based measures of a company’s historical performance, financial position, or liquidity calculated using a component different from that presented in the financial statements as prepared in accordance with GAAP.

•	Net income excluding tax adjustments and other items — Net income excluding certain items that we believe are not necessarily related to our ongoing business activities.

•	Diluted earnings per share excluding tax adjustments and other items — Diluted earnings per share excluding the impact of tax adjustments and other items.

•
Off-balance-sheet assets — Assets, primarily railcars, that are financed with operating leases and therefore not recorded on the balance sheet. We estimate the off-balance-sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On-balance-sheet assets — Total assets reported on the balance sheet.

•	Return on equity — Net income divided by average shareholders’ equity.

•	Return on equity excluding tax adjustments and other items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.
Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures
The following table shows total on- and off-balance-sheet assets (in millions):

	June 30 2012	September 30 2012	December 31 2012	March 31 2013	June 30 2013
Consolidated on-balance-sheet assets	$5,917.9	$6,125.1	$6,055.4	$6,144.7	$6,119.2
Off-balance-sheet assets:
Rail North America	819.5	843.6	863.5	797.3	770.7
ASC	23.3	22.2	21.0	19.9	18.8
Total On- and Off-Balance-Sheet Assets	$6,760.7	$6,990.9	$6,939.9	$6,961.9	$6,908.7
Shareholders’ Equity	$1,170.7	$1,225.4	$1,244.2	$1,223.5	$1,219.1

The following table shows our net income excluding tax adjustments and other items (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income, as reported	$35.1	$23.5	$62.2	$53.8
Income tax rate changes (a)	—	0.7	—	0.7
(Gains) losses on AAE interest rate swaps, net of tax (c)	(3.0)	14.6	(1.7)	16.8
Net income excluding tax adjustments and other items	$32.1	$38.8	$60.5	$71.3
The following table shows our diluted earnings per share excluding tax adjustments and other items:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Diluted earnings per share, as reported	$0.74	$0.49	$1.31	$1.13
Income tax rate changes (a)	—	0.01	—	0.01
(Gains) losses on AAE interest swaps, net of tax (c)	(0.06)	0.30	(0.04)	0.35
Diluted earnings per share excluding tax adjustments and other items	$0.68	$0.80	$1.27	$1.49
The following table shows our net income excluding tax adjustments and other items (in millions):

	Trailing Twelve Months Ended June 30
	2013	2012
Net income	$145.7	$118.3
Income tax rate changes (a)	(4.6)	(3.4)
Other tax adjustments (b)	(20.1)	(4.8)
(Gains) losses on AAE interest swaps, net of tax (c)	2.0	29.2
Litigation recoveries, no tax effect (d)	—	(3.2)
Leveraged lease adjustment, net of tax (e)	—	(3.5)
Net income excluding tax adjustments and other items	$123.0	$132.6
________________

(a)	Deferred tax adjustment due to enacted reductions to the statutory rates in the United Kingdom and increases to the statutory rates in Ontario, Canada.

(b)	Tax benefits recognized upon the close of domestic and foreign tax audits.

(c)	Realized and/or unrealized losses on AAE interest rate swaps.

(d)	Reserve release related to the favorable resolution of a litigation matter.

(e)	Gain on a leveraged lease adjustment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(c) The following is a summary of common and preferred stock repurchases for the quarter ended June 30, 2013. The shares of common stock were repurchased pursuant to a $200 million stock repurchase program authorized by our board of directors on January 23, 2008. As of March 31, 2013, $50.3 million remained available under the repurchase authorization. The shares of preferred stock were redeemed on June 10, 2013.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013 common	248,380	$50.99	248,380	$37.6 million
May 1-31, 2013 common	210,425	$52.05	210,425	$26.6 million
June 1-30, 2013 common	168,183	$48.40	168,183	$18.6 million
June 1-30, 2013 preferred	2,690	$63.06	2,690
Totals	629,678	$50.57	629,678

Item 6.	Exhibits
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
Date: July 25, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference
10.1
Five Year Credit Agreement dated as of April 30, 2013, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as join lead arrangers and joint book managers; Bank of America, N.A., as syndication agent; PNC Bank, N.A., U.S. Bank N.A., and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent; and the lenders party thereto is incorporated herein by reference to Exhibit 10.2 to GATX's Form 8-K dated May 3, 2013, file number 001-02328.