Form 10-Q
period 2013-09-30
GATX CORP
filed 2013-10-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
As of September 30, 2013, 46.2 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share data)

	September 30 2013	December 31 2012
Assets
Cash and Cash Equivalents	$150.7	$234.2
Restricted Cash	21.8	29.7
Receivables
Rent and other receivables	81.1	88.4
Loans	120.3	27.2
Finance leases	213.7	245.7
Less: allowance for losses	(4.7)	(4.6)
	410.4	356.7
Operating Assets and Facilities ($123.2 and $123.1 related to a consolidated VIE)	7,400.6	6,855.2
Less: allowance for depreciation ($28.8 and $24.7 related to a consolidated VIE)	(2,291.9)	(2,200.8)
	5,108.7	4,654.4
Investments in Affiliated Companies	361.9	502.0
Goodwill	93.5	91.7
Other Assets	192.1	186.7
Total Assets	$6,339.1	$6,055.4
Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$197.5	$177.4
Debt
Commercial paper and borrowings under bank credit facilities	47.5	273.6
Recourse	3,621.8	3,152.4
Nonrecourse ($27.9 and $35.1 related to a consolidated VIE)	75.2	130.6
Capital lease obligations	9.0	11.3
	3,753.5	3,567.9
Deferred Income Taxes	839.5	783.0
Other Liabilities	236.5	282.9
Total Liabilities	5,027.0	4,811.2
Shareholders’ Equity
Preferred stock, Series A & B $2.50 Cumulative Convertible, $1.00 par value: Authorized shares — 5,000,000 Issued and outstanding shares — 0 and 15,567 Aggregate liquidation preference — $0 and $0.9 million	—	*
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,342,078 and 66,021,444 Outstanding shares — 46,223,958 and 46,898,924	41.3	41.2
Additional paid-in capital	663.7	658.5
Retained earnings	1,320.0	1,249.4
Accumulated other comprehensive loss	(102.6)	(144.6)
Treasury stock, at cost (shares — 20,118,120 and 19,122,520)	(610.3)	(560.3)
Total Shareholders’ Equity	1,312.1	1,244.2
Total Liabilities and Shareholders’ Equity	$6,339.1	$6,055.4
________________
* Less than $0.1 million.
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Lease revenue	$246.7	$231.5	$722.9	$682.6
Marine operating revenue	89.0	85.5	190.8	186.1
Other revenue	17.5	14.9	50.7	42.8
Total Revenues	353.2	331.9	964.4	911.5
Expenses
Maintenance expense	76.9	68.8	217.9	197.5
Marine operating expense	58.2	56.5	132.5	125.2
Depreciation expense	65.6	60.7	186.6	175.9
Operating lease expense	31.5	32.7	97.4	96.6
Other operating expense	6.9	6.6	19.2	16.6
Selling, general and administrative expense	42.0	38.6	129.8	115.6
Total Expenses	281.1	263.9	783.4	727.4
Other Income (Expense)
Net gain on asset dispositions	23.5	11.3	59.8	57.6
Interest expense, net	(41.1)	(42.9)	(125.2)	(127.1)
Other expense	(4.4)	(3.9)	(8.6)	(4.0)
Income before Income Taxes and Share of Affiliates’ Earnings	50.1	32.5	107.0	110.6
Income Taxes	(31.3)	1.7	(47.9)	(22.3)
Share of Affiliates’ Earnings, Net of Tax	35.0	19.6	56.9	19.3
Net Income	$53.8	$53.8	$116.0	$107.6
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	32.9	10.8	13.4	8.7
Unrealized gain on securities	0.7	—	0.9	0.1
Unrealized gain on derivative instruments	15.4	0.2	21.3	13.6
Post-retirement benefit plans	2.1	1.4	6.4	4.1
Other Comprehensive Income	$51.1	$12.4	$42.0	$26.5
Comprehensive Income	$104.9	$66.2	$158.0	$134.1

Share Data
Basic earnings per share	$1.16	$1.15	$2.49	$2.30
Average number of common shares	46.2	46.9	46.5	46.8
Diluted earnings per share	$1.15	$1.13	$2.45	$2.26
Average number of common shares and equivalents	46.8	47.6	47.2	47.5
Dividends declared per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30
	2013	2012
Operating Activities
Net income	$116.0	$107.6
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of assets	(52.2)	(52.0)
Depreciation	196.1	184.9
Deferred income taxes	45.1	28.1
Share of affiliates’ earnings, net of dividends received	(44.9)	(8.8)
Change in income taxes payable	(1.8)	(9.9)
Change in accrued operating lease expense	(31.4)	(36.6)
Employee benefit plans	6.0	0.5
Other	20.1	10.8
Net cash provided by operating activities	253.0	224.6
Investing Activities
Additions to operating assets and facilities	(551.3)	(498.1)
Loans extended	(14.2)	(1.0)
Investments in affiliates	(101.3)	(24.3)
Portfolio investments and capital additions	(666.8)	(523.4)
Purchases of leased-in assets	(58.5)	(1.3)
Portfolio proceeds	286.6	260.2
Proceeds from sales of other assets	24.4	22.5
Proceeds from sale-leaseback	—	71.3
Net decrease in restricted cash	8.0	7.6
Net cash used in investing activities	(406.3)	(163.1)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	801.8	312.9
Repayments of debt (original maturities longer than 90 days)	(405.7)	(334.5)
Net (decrease) increase in debt with original maturities of 90 days or less	(227.2)	188.2
Payments on capital lease obligations	(2.3)	(3.0)
Stock repurchases	(50.0)	—
Dividends	(46.0)	(43.6)
Other	0.8	1.5
Net cash provided by financing activities	71.4	121.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.6)	(0.8)
Net (decrease) increase in Cash and Cash Equivalents	(83.5)	182.2
Cash and Cash Equivalents, beginning of period	234.2	248.4
Cash and Cash Equivalents, end of period	$150.7	$430.6
Noncash Investing Transactions
Distributions from affiliates (a)	$173.0
Portfolio proceeds (b)	$91.1
________________

(a)
In 2013, we received five vessels and related working capital from our Singco and Somargas affiliates in connection with our exit from those joint ventures. Additionally, we received distributions of 591 railcars from our Southern Capital affiliate.

(b)	In 2013, proceeds from the sale of our 37.5% interest in AAE included receipt of a note in the amount of $91.1 million.
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
Our operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. In particular, ASC’s fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K/A for the year ended December 31, 2012.
Accounting Change
Accumulated Other Comprehensive Income — In January 2013, the Financial Accounting Standards Board issued authoritative accounting guidance that requires presentation and disclosure of the effects on components of net income of significant amounts reclassified out of accumulated other comprehensive income. The guidance is effective for periods beginning after December 31, 2012. Application of the new guidance did not impact our financial position, results of operations, or cash flows. See "Note 5. Fair Value Disclosure," "Note 6. Pension and Other Post-Retirement Benefits," and "Note 11. Accumulated Other Comprehensive Income (Loss)" for the applicable disclosures.
NOTE 3.Investments in Affiliated Companies
Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates that are in businesses similar to those of GATX, primarily companies offering lease financing and related services for customers operating rail and marine assets, as well as companies that lease aircraft engines.
In the third quarter of 2013, we sold our 37.5% interest in AAE Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) to our partner, AAE Ahaus Alstätter Eisenbahn Holding AG (“AAE Holding”) and recognized a pre-tax gain of $9.3 million, which is reported as part of share of affiliates' earnings. The sale price of €84.5 million ($114.1 million) consisted of a cash payment at closing of €17.0 million ($23.0 million) and a seller loan in the amount of €67.5 million ($91.1 million) at a market interest rate. The loan has an initial term of one year, with two six-month extensions at AAE Holding's option. If AAE Holding exercises one or both of its extension options, the interest rate will adjust to a higher rate for the extension period. The loan is secured by a pledge of all AAE shares sold by us to AAE Holding. The loan agreement also contains customary affirmative and negative covenants, including financial covenants related to AAE's tangible net worth, leverage and interest cover. At its option, AAE Holding may prepay the loan, in whole or in part, at any time, and AAE Holding has informed us that they are working on various financing alternatives to repay the loan prior to maturity. As a result of this sale, we are now better positioned to independently pursue growth opportunities in the European rail market through our wholly-owned business, GATX Rail Europe.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4.Variable Interest Entities
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
The following table shows the carrying amounts of our consolidated VIE's assets and liabilities (in millions):

	September 30 2013	December 31 2012
Operating assets, net of accumulated depreciation (a)	$94.4	$98.4
Nonrecourse debt	27.9	35.1
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
The following table shows the carrying amounts and maximum exposure to loss for our VIEs that we do not consolidate (in millions):

	September 30, 2013		December 31, 2012
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$135.7	$135.7	$110.7	$110.7
Other investment	0.6	0.6	0.7	0.7
Total	$136.3	$136.3	$111.4	$111.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5.Fair Value Disclosure
The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

	September 30 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$7.4	$—	$7.4	$—
Available-for-sale equity securities	4.8	4.8	—	—
Liabilities
Interest rate derivatives (a)	0.2	—	0.2	—
Interest rate derivatives (b)	0.2	—	0.2	—
Foreign exchange rate derivatives (b)	1.4	—	1.4	—

	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate derivatives (a)	$10.2	$—	$10.2	$—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (a)	1.0	—	1.0	—
Interest rate derivatives (b)	0.3	—	0.3	—
Foreign exchange rate derivatives (b)	2.1	—	2.1	—
________________

(a)	Designated as hedges

(b)	Not designated as hedges
We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.
Derivative instruments
Fair Value Hedges — We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item as interest expense. As of September 30, 2013, we had two instruments outstanding with an aggregate notional amount of $150.0 million, one of which matures in 2015 and the other in 2018. As of December 31, 2012, we had one instrument outstanding with an notional amount of $100.0 million.
Cash Flow Hedges — We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had 5 instruments outstanding with an aggregate notional amount of $133.9 million as of September 30, 2013, with maturities ranging from 2014 to 2020. As of December 31, 2012, we had12 instruments outstanding with an aggregate notional amount of $129.2 million. Within the next 12 months, we expect to reclassify $6.3 million ($4.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.
Non-designated Derivatives — We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Some of our derivative instruments contain credit risk provisions that require us to make immediate payment on net liability positions in the event we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2013, was $0.4 million. We are not required to post collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.
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
The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	Three Months Ended September 30		Nine Months Ended September 30
		2013	2012	2013	2012
Fair value hedges (a)	Interest expense	$(0.8)	$(1.3)	$(3.1)	$(3.9)
Cash flow hedges	Unrealized (loss) gain on derivative instruments (effective portion)	(0.1)	0.3	0.8	1.0
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	(1.3)	(1.1)	(3.8)	(4.1)
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	(0.4)	(0.4)	(1.1)	(1.1)
Non-designated	Other (expense) income	(1.7)	(2.1)	0.6	(0.6)
__________________

(a)	The fair value adjustments related to the underlying debt equally offsets the amounts recognized in interest expense.
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
The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.7	$5.3	$2.5	$5.8
Loans	120.3	120.6	27.2	27.7
Liabilities
Recourse fixed rate debt	$2,684.8	$2,794.6	$2,343.3	$2,513.4
Recourse floating rate debt	937.0	947.2	809.1	807.9
Nonrecourse debt	75.2	77.7	130.6	138.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6.Pension and Other Post-Retirement Benefits
The following table shows the components of our pension and other post-retirement benefit expense for the three months ended September 30, 2013 and 2012 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$1.7	$1.5	$0.1	$0.1
Interest cost	4.6	4.9	0.4	0.5
Expected return on plan assets	(6.9)	(7.4)	—	—
Amortization of (a):
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss	3.7	2.5	—	—
Net expense	$2.8	$1.2	$0.5	$0.6
The following table shows the components of our pension and other post-retirement benefit expense for the nine months ended September 30, 2013 and 2012 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$5.1	$4.5	$0.2	$0.2
Interest cost	13.8	14.8	1.2	1.5
Expected return on plan assets	(20.7)	(22.2)	—	—
Amortization of (a):
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	11.2	7.5	—	(0.1)
Net expense	$8.6	$3.8	$1.3	$1.5
________________

(a)	Amounts are reclassified from accumulated other comprehensive loss.
NOTE 7. Share-Based Compensation
During the first nine months of 2013, we granted 317,100 stock appreciation rights (“SARs”), 67,970 restricted stock units, 68,780 performance shares, and 15,401 phantom stock units. For the three and nine months ended September 30, 2013, total share-based compensation expense was $3.1 million and $9.5 million and the related tax benefits were $1.2 million and $3.6 million. For the three and nine months ended September 30, 2012, total share-based compensation expense was $3.0 million and $9.1 million and the related tax benefits were $1.1 million and $3.4 million, respectively.
The weighted average estimated fair value of our 2013 SARs awards and our related underlying assumptions are shown in the table below.

2013
Weighted average estimated fair value	$18.89
Quarterly dividend rate	$0.30
Expected term of SARs, in years	4.7
Risk-free interest rate	0.7%
Dividend yield	2.6%
Expected stock price volatility	42.4%
Present value of dividends	$5.60

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8.Income Taxes
Our effective tax rate was 45% for the nine months ended September 30, 2013 compared to 20% for the nine months ended September 30, 2012. The current year effective tax rate reflects U.S. and state income taxes of $23.2 million incurred by GATX on the tax gain recognized on the sale of our investment in AAE. Additionally, foreign tax credit carry forwards of $3.9 million were recognized as a result of this gain. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $15.5 million in connection with the close of a federal tax audit. Excluding the effects of the AAE gain and other tax benefits from each year as applicable, GATX’s effective tax rate for the first nine months of 2013 and 2012 was 27% and 34%, respectively. The remaining difference in the effective tax rates for each year is primarily attributable to the mix of pre-tax income among domestic and foreign jurisdictions which are taxed at different rates.
As of September 30, 2013, our gross liability for unrecognized tax benefits was $4.7 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.7 million ($3.2 million, net of federal tax). Subject to the completion of certain audits or the expiration of the applicable statute of limitations, we believe it is reasonably possible that we will recognize $0.4 million in unrecognized tax benefits within the next 12 months.
NOTE 9.Commercial Commitments
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
The following table shows our commercial commitments (in millions):

	September 30 2013	December 31 2012
Affiliate guarantees (a)	$—	$42.0
Asset residual value guarantees	5.4	11.2
Lease payment guarantees	36.3	41.0
Performance bonds	1.4	0.6
Standby letters of credit	8.9	9.7
Total commercial commitments (b)	$52.0	$104.5
________________

(a)
No amount is provided for one of our guarantees that does not state a maximum potential future payment and for which we believe the likelihood that we will be required to perform under the guarantee is remote. In April 2013, $42.0 million of our affiliate guarantees were terminated.

(b)
The carrying values of liabilities on the balance sheet for our commercial commitments were $5.7 million at September 30, 2013, and $6.4 million at December 31, 2012. The expiration dates for our commitments range from 2014 to 2022.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10.Earnings Per Share
We compute basic earnings per share by dividing our net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. Shares issued or reacquired during the period were appropriately weighted for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our convertible preferred stock and our equity compensation awards.
In the second quarter of 2013, both series of our preferred stock were retired with all shares either converted to common stock or redeemed.
The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net income	$53.8	$53.8	$116.0	$107.6
Denominator:
Weighted average shares outstanding - basic	46.2	46.9	46.5	46.8
Effect of dilutive securities:
Equity compensation plans	0.6	0.6	0.7	0.6
Convertible preferred stock	*	0.1	*	0.1
Weighted average shares outstanding - diluted	46.8	47.6	47.2	47.5
Basic earnings per share	$1.16	$1.15	$2.49	$2.30
Diluted earnings per share	$1.15	$1.13	$2.45	$2.26
_______________
* Antidilutive
NOTE 11.     Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in the components of our accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post- RetirementBenefit Plans	Total
Balance at December 31, 2012	$31.4	$(0.4)	$(44.5)	$(131.1)	$(144.6)
Change in component	(17.0)	0.2	0.6	—	(16.2)
Reclassification adjustments into earnings	—	—	1.6	3.3	4.9
Income tax effect	—	(0.1)	(0.7)	(1.3)	(2.1)
Balance at March 31, 2013	14.4	(0.3)	(43.0)	(129.1)	(158.0)
Change in component	(2.5)	0.1	4.3	—	1.9
Reclassification adjustments into earnings	—	—	1.6	3.6	5.2
Income tax effect	—	—	(1.5)	(1.3)	(2.8)
Balance at June 30, 2013	11.9	(0.2)	(38.6)	(126.8)	(153.7)
Change in component	32.9	1.1	18.0	—	52.0
Reclassification adjustments into earnings	—	—	1.7	3.4	5.1
Income tax effect	—	(0.4)	(4.3)	(1.3)	(6.0)
Balance at September 30, 2013	$44.8	$0.5	$(23.2)	$(124.7)	$(102.6)
______________
See "Note 5. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for the effects of the reclassification adjustments on the statement of comprehensive income.

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
Viareggio Derailment
In June 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, "GATX Rail Austria") and its subsidiaries derailed while passing through Viareggio, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”).
On December 14, 2012, the Public Prosecutors of Lucca ("Public Prosecutors") formally charged GATX Rail Austria and two of its subsidiaries (collectively, "GRA"), as well as several maintenance and supervisory employees (the "Employees"), with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar charges were brought against four Italian Railway companies and eighteen of their employees, among others. During a preliminary hearing before the Court of Lucca, the Public Prosecutors argued that one of the tank car’s axles broke causing the derailment and resulted in a tank car rupture and release of LPG, after the car hit an obstacle placed on the side of the track by the Italian Railway. The Public Prosecutors further alleged that a crack in the axle was detectable at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). On July 17, 2013, the Court of Lucca committed all defendants to trial, (the “Lucca Trial”), which will begin on November 13, 2013. With respect to civil claimants, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled the majority of asserted civil damage claims related to the accident, but approximately 110 civil claimants, who have not settled their claims, have joined as parties to the Lucca Trial, and the court will determine both the civil and criminal liability of the defendants in the one proceeding.
The Company believes that GRA and its Employees acted diligently and properly with respect to applicable legal and industry standards and will present numerous scientific and technical defenses to the Public Prosecutors' charges and civil claimants’ claims at the Lucca Trial. Since May 2012, the excess insurer providing coverage at the current layer, Liberty Mutual Insurance Europe Limited (“Liberty”), while settling civil claims, has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to insurers in the prior underlying layers who had provided coverage for such expenses. To date, GRA has incurred approximately $4.0 million of unreimbursed defense fees and costs in the current coverage layer and continues to incur costs in connection with the Lucca Trial. Consequently, GRA recently filed an arbitration proceeding against Liberty seeking to recoup its defense fees and costs. The Company currently is not in a position to predict the outcome of this arbitration, the amount of defense fees and costs that ultimately may not be reimbursed by Liberty, when Liberty’s layer will fully exhaust, and the position other excess insurers may take in the future regarding reimbursement of legal defense fees and costs. Notwithstanding Liberty’s refusal to reimburse GRA for defense fees and costs, GRA’s insurance carriers, including Liberty, have continued to cover civil claims arising from the accident, and the Company expects that they will continue to do so, including any civil damage awards.
The Company cannot predict the outcome of the Lucca Trial or what other legal proceedings, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the amount or range of loss that may ultimately be incurred in connection with this accident. Accordingly, the Company has not established any accruals with respect to this matter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13.    Financial Data of Business Segments
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
Rail International is comprised of our wholly-owned European rail operations ("Rail Europe") and our newly-established railcar leasing business in India ("Rail India"), as well as one affiliate investment. Rail Europe leases railcars, predominantly tank cars, to customers throughout Europe on full-service leases, which require us to maintain the railcars and provide insurance and other ancillary services.
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
Segment profit is an internal performance measure our Chief Executive Officer uses to assess the performance of each segment in a given period. Segment profit includes all revenues, pre-tax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments as well as expenses that we believe are directly associated with the financing, maintenance, and operation of our revenue-earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and other unallocated amounts.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show the profitability, financial position, and investment volume of each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2013
Profitability
Revenues
Lease revenue	$192.2	$45.6	$1.1	$7.8	$—	$246.7
Marine operating revenue	—	—	73.0	16.0	—	89.0
Other revenue	14.3	1.9	—	1.3	—	17.5
Total Revenues	206.5	47.5	74.1	25.1	—	353.2
Expenses
Maintenance expense	58.6	10.9	7.4	—	—	76.9
Marine operating expense	—	—	47.2	11.0	—	58.2
Depreciation expense	44.9	10.8	4.1	5.8	—	65.6
Operating lease expense	29.7	—	1.8	—	—	31.5
Other operating expense	4.9	1.3	—	0.7	—	6.9
Total Expenses	138.1	23.0	60.5	17.5	—	239.1
Other Income (Expense)
Net gain on asset dispositions	20.5	1.3	—	1.7	—	23.5
Interest expense, net	(26.1)	(6.7)	(1.6)	(6.3)	(0.4)	(41.1)
Other (expense) income	(4.8)	(1.0)	0.9	—	0.5	(4.4)
Share of affiliates' earnings (pre-tax)	(0.1)	16.7	—	14.7	—	31.3
Segment Profit	$57.9	$34.8	$12.9	$17.7	$0.1	123.4
Selling, general and administrative expense						42.0
Income taxes (includes $3.7 of net tax benefits related to affiliates' earnings)						27.6
Net Income						$53.8

Investment Volume
Portfolio investments and capital additions	$130.8	$43.7	$—	$19.3	$2.4	$196.2

Selected Balance Sheet Data at September 30, 2013
Investments in affiliated companies	$31.5	$2.1	$—	$328.3	$—	$361.9
Identifiable assets	$3,781.6	$1,269.6	$285.5	$851.5	$150.9	$6,339.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2012
Profitability
Revenues
Lease revenue	$180.7	$40.1	$1.1	$9.6	$—	$231.5
Marine operating revenue	—	—	79.1	6.4	—	85.5
Other revenue	12.7	1.4	—	0.8	—	14.9
Total Revenues	193.4	41.5	80.2	16.8	—	331.9
Expenses
Maintenance expense	51.3	9.8	7.7	—	—	68.8
Marine operating expense	—	—	51.3	5.2	—	56.5
Depreciation expense	42.2	8.9	4.0	5.6	—	60.7
Operating lease expense	31.4	—	1.3	—	—	32.7
Other operating expense	5.2	1.1	—	0.3	—	6.6
Total Expenses	130.1	19.8	64.3	11.1	—	225.3
Other Income (Expense)
Net gain on asset dispositions	9.2	1.0	—	1.1	—	11.3
Interest expense, net	(26.3)	(6.1)	(1.8)	(6.9)	(1.8)	(42.9)
Other (expense) income	(1.8)	(1.8)	(0.9)	0.3	0.3	(3.9)
Share of affiliates' earnings (pre-tax)	1.2	3.1	—	14.8	—	19.1
Segment Profit (Loss)	$45.6	$17.9	$13.2	$15.0	$(1.5)	90.2
Selling, general and administrative expense						38.6
Income taxes (includes $0.5 of net tax benefits related to affiliates' earnings)						(2.2)
Net Income						$53.8

Investment Volume
Portfolio investments and capital additions	$81.9	$41.4	$0.3	$6.3	$1.7	$131.6

Selected Balance Sheet Data at December 31, 2012
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2013
Profitability
Revenues
Lease revenue	$563.3	$132.2	$3.2	$24.2	$—	$722.9
Marine operating revenue	—	—	157.0	33.8	—	190.8
Other revenue	41.9	5.8	—	3.0	—	50.7
Total Revenues	605.2	138.0	160.2	61.0	—	964.4
Expenses
Maintenance expense	170.8	32.0	15.1	—	—	217.9
Marine operating expense	—	—	105.2	27.3	—	132.5
Depreciation expense	129.9	31.5	8.1	17.1	—	186.6
Operating lease expense	94.0	—	3.5	—	(0.1)	97.4
Other operating expense	13.9	3.6	—	1.7	—	19.2
Total Expenses	408.6	67.1	131.9	46.1	(0.1)	653.6
Other Income (Expense)
Net gain on asset dispositions	40.9	3.8	—	15.1	—	59.8
Interest expense, net	(80.5)	(17.5)	(4.8)	(19.7)	(2.7)	(125.2)
Other (expense) income	(8.9)	(0.5)	0.3	—	0.5	(8.6)
Share of affiliates' earnings (pre-tax)	8.3	21.1	—	37.2	—	66.6
Segment Profit (Loss)	$156.4	$77.8	$23.8	$47.5	$(2.1)	303.4
Selling, general and administrative expense						129.8
Income taxes (includes $9.7 related to affiliates' earnings)						57.6
Net Income						$116.0

Investment Volume
Portfolio investments and capital additions	$345.9	$134.9	$11.0	$170.5	$4.5	$666.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2012
Profitability
Revenues
Lease revenue	$531.9	$119.1	$3.2	$28.4	$—	$682.6
Marine operating revenue	—	—	166.0	20.1	—	186.1
Other revenue	36.6	3.9	—	2.3	—	42.8
Total Revenues	568.5	123.0	169.2	50.8	—	911.5
Expenses
Maintenance expense	148.1	34.6	14.8	—	—	197.5
Marine operating expense	—	—	108.6	16.6	—	125.2
Depreciation expense	125.7	26.1	7.9	16.2	—	175.9
Operating lease expense	94.1	—	2.5	0.2	(0.2)	96.6
Other operating expense	13.6	4.0	(0.3)	(0.7)	—	16.6
Total Expenses	381.5	64.7	133.5	32.3	(0.2)	611.8
Other Income (Expense)
Net gain on asset dispositions	39.7	3.1	—	14.8	—	57.6
Interest expense, net	(78.0)	(19.0)	(5.5)	(20.6)	(4.0)	(127.1)
Other (expense) income	(3.9)	(3.3)	(0.9)	3.4	0.7	(4.0)
Share of affiliates' earnings (pre-tax)	4.7	(16.9)	—	35.5	—	23.3
Segment Profit (Loss)	$149.5	$22.2	$29.3	$51.6	$(3.1)	249.5
Selling, general and administrative expense						115.6
Income taxes (includes $4.0 related to affiliates' earnings)						26.3
Net Income						$107.6

Investment Volume
Portfolio investments and capital additions	$318.5	$125.4	$11.7	$62.8	$5.0	$523.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2013. For more information about our business, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012.

DISCUSSION OF OPERATING RESULTS
The following table shows a summary of our segment and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Segment Revenues
Rail North America	$206.5	$193.4	$605.2	$568.5
Rail International	47.5	41.5	138.0	123.0
ASC	74.1	80.2	160.2	169.2
Portfolio Management	25.1	16.8	61.0	50.8
	$353.2	$331.9	$964.4	$911.5
Segment Profit
Rail North America	$57.9	$45.6	$156.4	$149.5
Rail International	34.8	17.9	77.8	22.2
ASC	12.9	13.2	23.8	29.3
Portfolio Management	17.7	15.0	47.5	51.6
	123.3	91.7	305.5	252.6
Less:
Selling, general and administrative expense ("SG&A")	42.0	38.6	129.8	115.6
Unallocated interest expense, net	0.4	1.8	2.7	4.0
Other, including eliminations	(0.5)	(0.3)	(0.6)	(0.9)
Income taxes (includes $(3.7) and $(0.5) QTR, and $9.7 and $4.0 YTD related to affiliates' earnings)	27.6	(2.2)	57.6	26.3
Net Income	$53.8	$53.8	$116.0	$107.6
Net income, excluding tax adjustments and other items	$51.0	$35.6	$111.5	$106.9
Diluted earnings per share	1.15	1.13	2.45	2.26
Diluted earnings per share, excluding tax adjustments and other items	1.09	0.75	2.36	2.24
Investment Volume	196.2	131.6	666.8	523.4

The following table shows our return on equity for the trailing twelve months ended September 30:

	2013	2012
Return on equity	11.5%	11.7%
Return on equity, excluding tax adjustments and other items	10.9%	11.5%
Our net income was $116.0 million, or $2.45 per diluted share, for the first nine months of 2013, compared to $107.6 million, or $2.26 per diluted share, in 2012. Results for 2013 and 2012 included benefits from tax adjustments and other items of $4.5 million and $0.7 million, which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of these items, our net income for the first nine months of 2013 was $111.5 million, compared to $106.9 million in 2012. The increase in 2013 was driven by higher railcar lease revenue, partially offset by increased maintenance expense and higher SG&A expense.
Our net income was $53.8 million, or $1.15 per diluted share, for the third quarter of 2013, compared to $53.8 million, or $1.13 per diluted share, in 2012. Results for the third quarter of 2013 and 2012 included benefits from tax adjustments and other items of $2.8 million and $18.2 million. Excluding the impact of these items, our net income for the third quarter of 2013 was $51.0 million, compared to $35.6 million in 2012. The increase in 2013 was primarily due to higher railcar lease revenue and higher asset remarketing income offset by increased maintenance expense and higher SG&A expense.

Segment Operations
Segment profit is an internal performance measure our Chief Executive Officer uses to assess the performance of each segment in a given period. Segment profit includes all revenues, pre-tax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments as well as expenses that we believe are directly associated with the financing, maintenance, and operation of our revenue-earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and other unallocated amounts. We include these amounts in "Other", which is not a segment.
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
Rail North America
In the third quarter of 2013, demand for our tank railcars and related lease rate pricing remained strong; however, weakness persists for certain freight car types, particularly those serving the coal market. The average renewal rate on leases for railcars in our Lease Price Index (the “LPI,” see definition below) increased 34.3% from the average expiring lease rate in the current quarter, compared to increases of 36.0% in the prior quarter and 26.4% in the third quarter of 2012. Lease terms on renewals for railcars in the LPI averaged 63 months in the current quarter compared to 58 months in the prior quarter and 59 months in the third quarter of 2012.  Lease terms on tank cars continue to exceed historical averages; however, we are keeping lease terms on weaker freight car types shorter in order to position these cars for renewal in a stronger market. Our utilization in North America was 98.5% compared to 98.2% at the end of prior quarter and 98.2% at September 30, 2012. For the remainder of 2013, we have leases expiring on approximately 5,000 railcars, of which 1,100 serve the coal market. In the current strong environment for tank cars, we expect to continue to pursue longer lease terms on both renewals and assignments.  We also expect strong asset remarketing gains in the fourth quarter. As we expected, the number of railcars undergoing regulatory compliance work has increased in 2013 and we anticipate this compliance activity to continue in the fourth quarter and into 2014.
The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Lease revenue	$192.2	$180.7	$563.3	$531.9
Other revenue	14.3	12.7	41.9	36.6
Total Revenues	206.5	193.4	605.2	568.5
Expenses
Maintenance expense	58.6	51.3	170.8	148.1
Depreciation expense	44.9	42.2	129.9	125.7
Operating lease expense	29.7	31.4	94.0	94.1
Other operating expense	4.9	5.2	13.9	13.6
Total Expenses	138.1	130.1	408.6	381.5
Other Income (Expense)
Net gain on asset dispositions	20.5	9.2	40.9	39.7
Interest expense, net	(26.1)	(26.3)	(80.5)	(78.0)
Other expense	(4.8)	(1.8)	(8.9)	(3.9)
Share of affiliates' earnings (pre-tax)	(0.1)	1.2	8.3	4.7
Segment Profit	$57.9	$45.6	$156.4	$149.5

Investment Volume	$130.8	$81.9	$345.9	$318.5

The following table shows the components of Rail North America's lease income (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Railcars	$183.8	$172.2	$539.3	$506.8
Locomotives	8.4	8.5	24.0	25.1
	$192.2	$180.7	$563.3	$531.9
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

Fleet Information
The following table shows Rail North America's railcar fleet activity:

	September 30 2012	December 31 2012	March 31 2013	June 30 2013	September 30 2013
Beginning balance	109,187	109,162	109,551	109,637	110,774
Cars added	858	1,106	988	2,035	914
Cars scrapped	(544)	(366)	(810)	(456)	(308)
Cars sold	(339)	(351)	(92)	(442)	(1,425)
Ending balance	109,162	109,551	109,637	110,774	109,955
Utilization rate at quarter end	98.2%	97.9%	97.8%	98.2%	98.5%
Average active railcars	107,224	107,062	106,964	107,722	108,452

The following table shows Rail North America's locomotive fleet activity:

	September 30 2012	December 31 2012	March 31 2013	June 30 2013	September 30 2013
Beginning balance	549	554	561	564	558
Locomotives added	7	23	36	10	31
Locomotives scrapped or sold	(2)	(16)	(33)	(16)	—
Ending balance	554	561	564	558	589
Utilization rate at quarter end	99.1%	98.6%	94.0%	95.2%	97.8%
Average active locomotives	545	557	525	528	555

Comparison of the First Nine Months of 2013 to the First Nine Months of 2012
Segment Profit
Segment profit of $156.4 million was $6.9 million higher than the prior year, primarily due to higher lease revenue and affiliate earnings, partially offset by increased maintenance expense.
Revenues
Lease revenue increased $31.4 million, driven by higher lease rates and an average of 337 more cars on lease compared to the prior year. Other revenue increased $5.3 million, primarily due to higher repair revenue in the current year.
Expenses
Maintenance expense was $22.7 million higher primarily due to increased regulatory compliance work, more wheelset replacements, and additional customer liability repairs.
Other Income (Expense)
Net gain on asset dispositions increased $1.2 million, primarily due to the receipt of a residual sharing fee. Net interest expense increased $2.5 million, as slightly higher rates offset lower debt balances. Other expense increased $5.0 million, primarily due to termination costs associated with the early buyout of an operating lease and the prepayment of certain secured debt issuances. Share of affiliates' earnings increased $3.6 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate, which included the transfer of 591 railcars to GATX.
Investment Volume
During 2013, we acquired 2,243 new railcars and 1,753 railcars in the secondary market compared to 2,678 new railcars and 705 secondary market railcars in 2012.
Comparison of the Third Quarter of 2013 to the Third Quarter of 2012
Segment Profit
Segment profit of $57.9 million was $12.3 million higher than the prior year, primarily due to higher lease revenue and increased asset sales. The increase was partially offset by higher maintenance expense.
Revenues
Lease revenue increased $11.5 million, primarily because of higher lease rates and an average of 1,228 more cars on lease compared to the prior year. Other revenue increased $1.6 million, primarily due to higher repair revenue in the current quarter.
Expenses
Maintenance expense was $7.3 million higher in the current quarter, primarily due to increased regulatory compliance work and more customer liability repairs. Operating lease expense decreased $1.7 million as a result of an early buyout of an operating lease.
Other Income (Expense)
Net gain on asset dispositions increased $11.3 million, primarily due to the timing of asset sales. Net interest expense in 2013 approximated the prior year, as the impact of lower debt balances was offset by slightly higher rates. Other expense increased $3.0 million, driven by costs associated with the early buyout of an operating lease and the prepayment of certain secured debt issuances. Share of affiliates' earnings decreased $1.3 million, as the portfolio of railcars at our Southern Capital affiliate was substantially reduced when railcars were distributed to each of the partners earlier in 2013.
North American Rail Regulatory Matters
On September 6, 2013, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) issued an Advance Notice of Proposed Rulemaking (the “ANPRM”) seeking public comment on potential design enhancements to certain tank cars, commonly referred to as DOT 111 tank cars, used to transport various hazardous materials, including crude oil and ethanol. Public comments on the ANPRM are due on November 5, 2013, and we are closely monitoring and participating in the rulemaking process. Based on the potential design enhancements and the flammable hazardous commodities discussed in the ANPRM, we currently estimate that approximately 7,000 DOT 111 tank cars in our fleet may be affected by any new regulations PHMSA promulgates as a result of this process. Since the ANPRM did not propose specific design enhancements or retirement schedules for the existing fleet of DOT 111 tank cars, we currently are unable to assess what changes, if any, may ultimately be required with respect to these cars and how any new regulations may impact GATX.

Rail International
At Rail Europe, we experienced modest improvements in lease rate pricing and continued to increase our fleet through investments in new tank cars. Demand for certain tank car types is being tempered by the weak European economy and as a result we have been scrapping some older railcars sooner than previously anticipated. At the end of the third quarter of 2013, our fleet utilization was 96.2% compared to 95.6% at the end of the prior quarter and 96.6% at September 30, 2012. In the third quarter of 2013, we sold our 37.5% interest in AAE Cargo AG ("AAE"). This sale provides Rail Europe the opportunity to independently pursue new investments in the European freight car market.
The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Lease revenue	$45.6	$40.1	$132.2	$119.1
Other revenue	1.9	1.4	5.8	3.9
Total Revenues	47.5	41.5	138.0	123.0
Expenses
Maintenance expense	10.9	9.8	32.0	34.6
Depreciation expense	10.8	8.9	31.5	26.1
Other operating expense	1.3	1.1	3.6	4.0
Total Expenses	23.0	19.8	67.1	64.7
Other Income (Expense)
Net gain on asset dispositions	1.3	1.0	3.8	3.1
Interest expense, net	(6.7)	(6.1)	(17.5)	(19.0)
Other income (expense)	(1.0)	(1.8)	(0.5)	(3.3)
Share of affiliates' earnings (pre-tax)	16.7	3.1	21.1	(16.9)
Segment Profit	$34.8	$17.9	$77.8	$22.2

Investment Volume	$43.7	$41.4	$134.9	$125.4
Fleet Information
The following table shows railcar fleet activity for Rail International:

	September 30 2012	December 31 2012	March 31 2013	June 30 2013	September 30 2013
Beginning balance	21,209	21,314	21,840	21,896	21,986
Cars added	355	650	361	492	349
Cars scrapped or sold	(250)	(124)	(305)	(402)	(294)
Ending balance	21,314	21,840	21,896	21,986	22,041
Utilization rate at quarter end	96.6%	95.1%	95.5%	95.6%	96.2%
Average active railcars	20,490	20,635	20,817	20,948	21,091

Comparison of the First Nine Months of 2013 to the First Nine Months of 2012
Segment Profit
Segment profit was $77.8 million, an increase of $55.6 million over the prior year. The current year included a gain of $9.3 million on the sale of our AAE investment and gains of $7.7 million related to certain interest rate swaps at AAE, compared to losses of $20.9 million in the prior year. Excluding the impact of these items from each period, segment profit increased $17.7 million, as increased lease income and fewer maintenance events offset higher depreciation expense.
AAE held multiple interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps did not qualify for hedge accounting, and as a result, changes in their fair values were recognized in income. Unrealized gains and losses that resulted from changes in fair value were primarily driven by changes in the underlying benchmark interest rates. Additionally, in the second quarter of 2012, AAE refinanced a portion of its debt and terminated an associated swap at a loss. GATX's portion of the loss was $13.5 million, which was included in share of affiliates' earnings.
Revenues
Lease revenue increased $13.1 million, primarily due to an average of 537 more railcars on lease, higher rates and the foreign exchange effects of a stronger Euro. Other revenue increased $1.9 million, primarily due to higher repair revenue.
Expenses
Maintenance expense decreased $2.6 million, primarily due to fewer underframe revisions due in part to the scrapping of older railcars. Investment activity, including capitalized wheelsets, drove depreciation expense higher by $5.4 million.
Other Income (Expense)
Net gain on asset dispositions increased $0.7 million as a result of more railcars scrapped. Net interest expense decreased $1.5 million, due to lower interest rates. Other expense decreased $2.8 million from the favorable remeasurement of an embedded foreign currency derivative. Excluding the impact of the AAE disposition gain and interest rate swaps from each period, share of affiliates' earnings was $4.1 million, substantially the same as the prior year.
Investment Volume
During 2013, we acquired 1,202 railcars compared to 932 railcars in 2012.
Comparison of the Third Quarter of 2013 to the Third Quarter of 2012
Segment Profit
Segment profit was $34.8 million, an increase of $16.9 million over the prior year. The current year results included a gain of $9.3 million on the sale of AAE and gains of $5.8 million related to certain interest rate swaps at AAE, compared to losses of $2.1 million in the prior year. Excluding the impact of these items from each period, segment profit approximated the prior year as increased maintenance costs and depreciation expense combined with lower affiliates' earnings, offset higher lease income.

Revenues
Lease revenue increased $5.5 million, primarily due to an average of 601 more railcars on lease and the foreign exchange effects of a stronger Euro.
Expenses
Maintenance expense increased $1.1 million, primarily due to higher costs of wheelsets. Depreciation expense increased $1.9 million from investment activity and capitalized wheelsets.
Other Income (Expense)
Net interest expense increased $0.6 million, as the impact of higher debt balances were largely offset by lower rates. Other expense decreased $0.8 million due to favorable exchange rate movements on non-functional currency items. Excluding the impact of the AAE disposition gain and interest rate swaps from each quarter, share of affiliates' earnings decreased $3.6 million. The prior year included a favorable adjustment at AAE due to a change in depreciation policy.

ASC
During the first nine months of 2013 we carried 20.2 million net tons of freight compared to 20.9 million net tons in the prior year period. For the full year of 2013, we expect to carry modestly less volume than the 29.7 million net tons in 2012 as water levels negatively impacted operations and we deployed 13 vessels in the current year compared to 14 in 2012.
The following table shows the components of ASC’s operating results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Lease revenue	$1.1	$1.1	$3.2	$3.2
Marine operating revenue	73.0	79.1	157.0	166.0
Total Revenues	74.1	80.2	160.2	169.2
Expenses
Maintenance expense	7.4	7.7	15.1	14.8
Marine operating expense	47.2	51.3	105.2	108.6
Depreciation expense	4.1	4.0	8.1	7.9
Operating lease expense	1.8	1.3	3.5	2.5
Other operating expense	—	—	—	(0.3)
Total Expenses	60.5	64.3	131.9	133.5
Other Income (Expense)
Interest expense, net	(1.6)	(1.8)	(4.8)	(5.5)
Other expense	0.9	(0.9)	0.3	(0.9)
Segment Profit	$12.9	$13.2	$23.8	$29.3

Investment Volume	$—	$0.3	$11.0	$11.7

Comparison of the First Nine Months of 2013 to the First Nine Months of 2012
Segment Profit
Segment profit was $5.5 million lower than prior year, primarily due to lower freight volumes.
Revenues
Marine operating revenue decreased $9.0 million, primarily due to lower overall volume including reduced iron ore tonnage, which typically earns a higher rate, as well as lower fuel surcharges. Revenue was also impacted by low water levels early in the sailing season, which limited load sizes.
Expenses
Maintenance expense increased due to higher vessel repairs. Marine operating expense was $3.4 million lower than prior year, benefiting from lower fuel rates and consumption, partially offset by higher insurance costs. Additionally, we operated one less vessel in the current year.
Other Income (Expense)
Other income was $0.3 million in the current year in comparison to $0.9 million of other expenses in 2012. The variance was primarily due to insurance settlements received in the current year in contrast to costs associated with ongoing asbestos-related litigation matters in the prior year.
Investment Volume
Our investments in each year primarily consisted of structural and mechanical upgrades to our vessels.
Comparison of the Third Quarter of 2013 to the Third Quarter of 2012
Segment Profit
Segment profit was $0.3 million lower than prior year, primarily due to reduced iron ore tonnage in the current year, partially offset by lower operating expenses.
Revenues
Marine operating revenue decreased $6.1 million, primarily due to lower freight volume and lower fuel surcharges. The prior year also included some higher rate spot tonnage that did not repeat in the current year.
Expenses
Maintenance expense decreased primarily due to lower vessel repairs. Marine operating expense was $4.1 million lower than prior year primarily a result of lower fuel rates and consumption. Additionally, we operated one less vessel in the current year.
Other Income (Expense)
Other income was $0.9 million in the current year in comparison to $0.9 million of other expenses in 2012. The variance was primarily due to insurance settlements received in current year in contrast to costs associated with ongoing asbestos-related litigation matters in the prior year.

Portfolio Management
Portfolio Management’s total asset base was $851.5 million at September 30, 2013, compared to $797.4 million at December 31, 2012, and $815.1 million at September 30, 2012.
In April 2013, we dissolved our Singco and Somargas marine affiliates, with each partner taking direct ownership of five liquified gas carrying vessels. In connection with the dissolution we paid $101 million, primarily to satisfy our share of the affiliates' external debt. The vessels continue to operate in a vessel pooling arrangement that is managed by our former partner.
Market conditions for our recently acquired gas carriers are consistent with 2012; however, those for our chemical tankers are mixed as our medium-size vessels have improved but the markets for our handy-size vessels remain under pressure. The Rolls-Royce & Partners Finance companies (collectively our "RRPF Affiliates") continue to experience solid results driven by strong demand for their spare aircraft engines as well as disposition gains. Our RRPF Affiliates contributed $31.7 million and $14.0 million to our segment profit for the nine months and third quarter of 2013, compared to $32.6 million and $14.1 million in 2012.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Lease revenue	$7.8	$9.6	$24.2	$28.4
Marine operating revenue	16.0	6.4	33.8	20.1
Other revenue	1.3	0.8	3.0	2.3
Total Revenues	25.1	16.8	61.0	50.8
Expenses
Marine operating expense	11.0	5.2	27.3	16.6
Depreciation expense	5.8	5.6	17.1	16.2
Operating lease expense	—	—	—	0.2
Other operating expense	0.7	0.3	1.7	(0.7)
Total Expenses	17.5	11.1	46.1	32.3
Other Income (Expense)
Net gain on asset dispositions	1.7	1.1	15.1	14.8
Interest expense, net	(6.3)	(6.9)	(19.7)	(20.6)
Other income	—	0.3	—	3.4
Share of affiliates' earnings (pre-tax)	14.7	14.8	37.2	35.5
Segment Profit	$17.7	$15.0	$47.5	$51.6

Investment Volume	$19.3	$6.3	$170.5	$62.8
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	September 30 2012	December 31 2012	March 31 2013	June 30 2013	September 30 2013
Net book value of owned assets	$409.0	$419.5	$407.6	$521.0	$523.2
Affiliate Investments	406.1	377.9	358.7	307.0	328.3
Net book value of managed portfolio	147.5	143.2	140.7	129.1	128.0
Comparison of the First Nine Months of 2013 to the First Nine Months of 2012
Segment Profit
Segment profit of $47.5 million was $4.1 million lower than the prior year. The decline in segment profit was driven by lower lease revenues due to equipment sales and the absence of warrant income recorded in the prior year, partially offset by the modest improvement from vessels operating in certain ocean-going markets.
Revenues
Lease revenue was $4.2 million lower, primarily due to the sale of barges and other equipment in 2013. Marine operating revenue was $13.7 million higher, primarily due to revenue earned by the five vessels we received from our former Singco and Somargas affiliates. Other revenue was $0.7 million higher, primarily due to distributions received from an investment fund in 2013.
Expenses
Marine operating expense was $10.7 million higher, primarily due to expense from the aforementioned five vessels and higher repair expenses on existing vessels. Depreciation expense was $0.9 million higher, primarily due to new investments. The increase was partially offset by the sale of equipment in 2013. Other operating expense was $2.4 million higher, due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment in the prior year.

Other Income (Expenses)
Interest expense was $0.9 million lower, primarily due to lower rates and debt balances. Other income in the prior year was positively impacted by the favorable remeasurement of derivatives. Share of affiliates' earnings was $1.7 million higher, primarily due to the absence of operating losses at our Enerven affiliate, which is in the process of liquidation.
Investment Volume
Investments in 2013 consisted of $101 million to acquire the aforementioned five vessels, $38 million for investments in two offshore supply vessels and three inland marine vessels, $14 million in loans for dry bulk vessels, $10 million of river barges, and $7 million of container assets.
Comparison of the Third Quarter of 2013 to the Third Quarter of 2012
Segment Profit
Segment profit of $17.7 million was $2.7 million higher than the prior year, primarily due to modest improvement from certain ocean-going vessels including those received from the Singco / Somargas affiliates.
Revenues
Lease revenue was $1.8 million lower, primarily due to the sale of barges and other equipment in 2013. Marine operating revenue was $9.6 million higher, primarily due to revenue earned by the five vessels received from our former Singco and Somargas affiliates. Other revenue was $0.5 million higher, primarily due to distributions received from an investment fund in 2013.
Expenses
Marine operating expense was $5.8 million higher, primarily due to expense from the aforementioned five vessels and higher repair expenses on existing vessels. Other operating expense was $0.4 million higher, primarily due to painting of barges.
Other Income (Expenses)
Net gain on asset dispositions was $0.6 million higher, primarily due to timing of asset remarketing gains. Interest expense was $0.6 million lower, primarily due to lower rates and debt balances.
Other
Other is comprised of SG&A, unallocated interest expense and other, miscellaneous income and expense not directly associated with the reporting segments, and eliminations.
Components of Other are outlined below (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Selling, general and administrative expense	$42.0	$38.6	$129.8	$115.6
Unallocated interest expense, net	0.4	1.8	2.7	4.0
Other expense (including eliminations)	(0.5)	(0.3)	(0.6)	(0.9)
SG&A was $14.2 million and $3.4 million higher for the first nine months and the third quarter of 2013, compared to the prior year. Each of the increases were driven by higher pension and salaries expenses.
Income Taxes
Our effective tax rate was 45% for the nine months ended September 30, 2013, compared to 20% for the nine months ended September 30, 2012. The current year effective tax rate reflects incremental U.S. and state income taxes of $23.2 million incurred by GATX on the tax gain recognized on the sale of our investment in AAE. Additionally, foreign tax credit carry forwards of $3.9 million were recognized as a result of this gain. In the prior year, GATX’s liability for unrecognized tax benefits was reduced by $15.5 million in connection with the close of a federal tax audit. Excluding the effects of the AAE gain and other tax benefits from each year as applicable, GATX’s effective tax rate for the first nine months of 2013 and 2012 was 27% and 34%. The remaining difference in the effective tax rates for each year is primarily attributable to the mix of pre-tax income among domestic and foreign jurisdictions which are taxed at different rates.

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
Cash flows from operations and portfolio proceeds are impacted by the timing of asset dispositions and changes in working capital. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2013, we had unrestricted cash balances of $150.7 million.
The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2013	2012
Principal sources of cash
Net cash provided by operating activities	$253.0	$224.6
Portfolio proceeds	286.6	260.2
Other asset sales	24.4	22.5
Proceeds from sale-leaseback	—	71.3
Proceeds from issuance of debt, commercial paper, and credit facilities	801.8	501.1
	$1,365.8	$1,079.7
Principal uses of cash
Portfolio investments and capital additions	$(666.8)	$(523.4)
Stock repurchases	(50.0)	—
Repayments of debt, commercial paper, and credit facilities	(632.9)	(334.5)
Purchases of leased-in assets	(58.5)	(1.3)
Payments on capital lease obligations	(2.3)	(3.0)
Dividends	(46.0)	(43.6)
	$(1,456.5)	$(905.8)
Net cash provided by operating activities for the first nine months of 2013 was $253.0 million, an increase of $28.4 million from the prior year. The increase was primarily driven by higher lease income, lower operating lease payments, and other changes in working capital, partially offset by higher maintenance expense and compensation payments.
Portfolio proceeds for the first nine months of 2013 of $286.6 million increased by $26.4 million from the prior year, due in part to proceeds from the sale of AAE, partially offset by lower equipment sales. Proceeds in 2012 included $82.5 million from the sale of leveraged lease investments. Proceeds from other asset sales (primarily scrapping of railcars) of $24.4 million for the first nine months of 2013 increased by $1.9 million from the prior year. In 2012, a sale-lease back financing was completed for 788 railcars and net proceeds of $71.3 million.
Proceeds from the issuance of debt for the first nine months of 2013 were $801.8 million (net of hedges and debt issuance costs). In North America, proceeds consisted of $250 million of 5-year notes, $250 million of 10-year notes, a $105 million 5-year term loan and a $75 million 4-year term loan. In Europe, proceeds consisted of a $132 million term loan with a 7.5-year term. Debt repayments of $632.9 million for the first nine months of 2013 primarily consisted of commercial paper and bank credit facility repayments, and the prepayment of $268 million of higher cost secured debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In 2013, we resumed open-market repurchases of our common stock and in the first nine months we reacquired 995,600 shares for $50.0 million. As of September 30, 2013, we had $18.6 million remaining under our $200 million repurchase authorization. We also retired both series of our preferred stock with all shares either redeemed or converted to common stock.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the nine months ended September 30, 2013:

	North America (a)	Europe (b)
Balance as of September 30 (in millions)	$—	$47.5
Weighted average interest rate	—%	1.2%
Euro/Dollar exchange rate	n/a	1.35

Average monthly amount outstanding during year (in millions)	$32.0	$82.7
Weighted average interest rate	0.2%	1.5%
Average Euro/Dollar exchange rate	n/a	1.32

Average monthly amount outstanding during 3rd quarter (in millions)	$11.3	$31.1
Weighted average interest rate	0.3%	1.7%
Average Euro/Dollar exchange rate	n/a	$1.33

Maximum month-end amount outstanding during the year (in millions)	$90.0	$137.9
Euro/Dollar exchange rate	n/a	1.35
________________

(a)	Short-term borrowings in North America consist solely of commercial paper issued in the U.S.

(b)	Short-term borrowings in Europe consist solely of borrowings under bank credit facilities.
Revolving Credit Facility
In April 2013, we entered into a new $575 million 5-year unsecured credit facility, which replaced our prior $560 million facility. The covenants in the new facility are substantially unchanged from the prior facility. At September 30, 2013, the full $575 million was available under the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2013, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
Our funding options may be affected by the global capital market environment and outlook as well as our financial performance. Our access to capital markets at competitive rates is dependent on our credit rating and ratings outlook, as determined by rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Service (“Moody’s”). As of September 30, 2013, our long-term unsecured debt was rated BBB by S&P and Baa2 by Moody’s. Our ratings outlook from both agencies was stable. Our short-term unsecured debt was rated A-2 by S&P and P-2 by Moody’s.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at September 30, 2013, (in millions):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Recourse debt	$3,621.8	$143.5	$425.9	$550.2	$646.7	$420.6	$1,434.9
Nonrecourse debt	76.0	2.8	57.2	9.0	7.0	—	—
Commercial paper and credit facilities	47.5	47.5	—	—	—	—	—
Capital lease obligations	10.0	—	3.1	3.1	2.7	1.1	—
Operating leases — recourse	845.4	5.3	105.1	125.7	101.9	89.6	417.8
Operating leases — nonrecourse	182.1	9.0	27.4	26.0	21.9	22.5	75.3
Portfolio investments (a)	1,162.1	147.7	449.6	358.8	198.2	1.1	6.7
	$5,944.9	$355.8	$1,068.3	$1,072.8	$978.4	$534.9	$1,934.7
________________

(a)	Primarily railcar purchase commitments.

Subsequent to September 30, 2013, we provided notice to exercise an early buy-out option to purchase 3,275 railcars pursuant to an existing operating lease agreement. Total consideration to be paid will approximate $119.3 million and we expect to complete the purchase in January 2014. Additionally, $101.6 million of the Operating leases - nonrecourse payments shown in the table above will be eliminated as a result of this early buy-out. The purchase of these railcars will have no impact on our Rail North America fleet count or utilization statistics as these railcars have historically been incorporated into these metrics as off-balance-sheet assets.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the nine months ending September 30, 2013. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2012 for a summary of our policies.

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

•	On-balance-sheet assets — Total assets reported on the balance sheet.

•	Return on equity — Net income divided by average shareholders’ equity.

•	Return on equity excluding tax adjustments and other items — Net income excluding tax adjustments and other items divided by average shareholders’ equity.
Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures
The following table shows total on- and off-balance-sheet assets (in millions):

	September 30 2012	December 31 2012	March 31 2013	June 30 2013	September 30 2013
Consolidated on-balance-sheet assets	$6,125.1	$6,055.4	$6,144.7	$6,119.2	$6,339.1
Off-balance-sheet assets:
Rail North America	843.6	863.5	797.3	770.7	749.9
ASC	22.2	21.0	19.9	18.8	17.6
Total On- and Off-Balance-Sheet Assets	$6,990.9	$6,939.9	$6,961.9	$6,908.7	$7,106.6
Shareholders’ Equity	$1,225.4	$1,244.2	$1,223.5	$1,219.1	$1,312.1

The following table shows our net income and diluted earnings per share excluding tax adjustments and other items (in millions, except per share):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income, as reported	$53.8	$53.8	$116.0	$107.6
Adjustments to income taxes attributable to consolidated income:
GATX income taxes on sale of AAE (a)	23.2	—	23.2	—
Foreign tax credit carryforward (a)	(3.9)	—	(3.9)	—
Tax rate changes (b)	—	—	—	0.7
Tax benefits recognized upon the close of domestic and foreign tax audits	—	(15.5)	—	(15.5)
Adjustments attributable to affiliates' earnings:
Pre-tax gain on sale of AAE (a)	(9.3)	—	(9.3)	—
Interest rate swaps at AAE, net of taxes (c)	(5.2)	1.9	(6.9)	18.7
Tax rate changes (b)	(7.6)	(4.6)	(7.6)	(4.6)
Net income excluding tax adjustments and other items	$51.0	$35.6	$111.5	$106.9

Diluted earnings per share excluding tax adjustments and other items	$1.09	$0.75	$2.36	$2.24
________________

(a)	Aggregate after-tax impact of the AAE sale for the 2013 third quarter and 2013 year-to-date was a net loss of $10.0 million.

(b)
Deferred tax adjustments due to enacted statutory rate increase in Ontario in 2012, the reversal of accruals resulting from the close of a domestic tax audit in 2012 and statutory rate decreases in the United Kingdom for both 2013 and 2012.

(c)	Realized and/or unrealized losses on AAE interest rate swaps.

The following table shows our net income excluding tax adjustments and other items (in millions):

	Trailing Twelve Months Ended September 30
	2013	2012
Net income	$145.7	$139.2
Adjustments to income taxes attributable to consolidated income:
GATX income taxes on sale of AAE	23.2	—
Foreign tax credit carryforward	(8.5)	(2.3)
Income tax rate changes	—	0.7
Tax benefits recognized upon the close of domestic and foreign tax audits	—	(18.0)
Litigation recoveries, no tax effect (a)	—	(3.2)
Leveraged lease adjustment, net of tax (b)	—	(3.5)
Adjustments attributable to affiliates' earnings:
Pre-tax gain on sale of AAE	(9.3)	—
Interest rate swaps at AAE, net of taxes	(5.1)	28.3
Tax rate changes	(7.6)	(4.6)
Net income excluding tax adjustments and other items	$138.4	$136.6
________________

(a)	Reserve release related to the favorable resolution of a litigation matter.

(b)	Gain on a leveraged lease adjustment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2012, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. Separately, GATX's European rail affiliate, AAE Cargo AG ("AAE"), holds multiple derivative instruments associated with existing and forecasted floating rate debt issuances. These instruments are highly sensitive to interest rate changes and changes in their fair values have been recognized in income causing recurring volatility in GATX's reported earnings. We sold our investment in AAE during the third quarter of 2013.
For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K/A for the year ended December 31, 2012.
Item 4.Controls and Procedures
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 30, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to the Consolidated Financial Statements.