Form 10-K
period 2013-12-31
GATX CORP
filed 2014-02-25
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
-
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion as of June 30, 2013.

As of January 31, 2014, 46.0 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 14, 2014	PART III

GATX CORPORATION
2013 FORM 10-K

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we,""us,""our," and similar terms), a New York corporation founded in 1898, leases, operates, manages, and remarkets long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For geographic and financial information relating to each of our reportable segments, see "Note 22. Foreign Operations" and "Note 24. Financial Data of Business Segments" included with our consolidated financial statements.

At December 31, 2013, we had total assets of $7.5 billion, comprised largely of railcars, marine vessels and joint venture investments. This amount includes $0.9 billion of off-balance-sheet assets, primarily railcars, that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees and the communities where we operate. To achieve this goal, our focus is to maintain a diverse railcar fleet and deliver premium customer service with the highest levels of safety and operational efficiency. Our wholly owned fleet of approximately 131,000 railcars is one of the largest privately owned railcar fleets in the world, and with over a century of rail industry experience, we offer customers leasing, maintenance, asset, financial, and management expertise. We currently lease tank cars, freight cars and locomotives in North America, Europe and India. We also have an ownership interest in approximately 4,000 railcars through investments in affiliated companies and we actively manage approximately 1,100 railcars for other third party owners. We utilize our extensive rail asset knowledge and experience to remarket both wholly owned and managed rail assets. The following table sets forth our worldwide rail fleet data as of December 31, 2013:

	Tank Railcars	Freight Railcars	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
North America	58,210	50,903	109,113	3,968	1,060	114,141	595
International	21,573	446	22,019	—	12	22,031	—
	79,783	51,349	131,132	3,968	1,072	136,172	595

Our rail customers primarily operate in the petroleum, chemical, transportation, and food/agriculture industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship approximately 550 different commodities. The following table provides an overview of our railcar types as well as the industries of our customers and the commodities they ship.

RAIL NORTH AMERICA

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as two affiliate investments. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated useful lives of 30 to 38 years and an average age of approximately 17 years. Rail North America has a large and diverse customer base, serving approximately 700 customers. In 2013, no single customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 25% of Rail North America’s total lease revenue. Rail North America leases new railcars for terms that generally range from five to ten or more years, with renewals of existing leases and assignments generally ranging from three to ten years. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2013. Rail North America’s primary competitors are Union Tank Car Company, General Electric Railcar Services Corporation, American Railcar Leasing, Trinity Leasing, CIT Group Inc., and First Union Rail. Rail North America competes on the basis of customer relationships, lease rate, maintenance expertise, service capability and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., National Steel Car Ltd., and FreightCar America, Inc. In 2011, we entered into an agreement to acquire 12,500 newly built railcars from Trinity Industries that are delivering over a five-year period. As of December 31, 2013, approximately 6,600 railcars remain to be delivered under the agreement. In addition, we acquire portfolios or fleets of railcars in the secondary market.

Rail North America also includes a locomotive leasing business, which consisted of 580 older four-axle and 15 six-axle locomotives at December 31, 2013. The four-axle fleet, with periodic refurbishment, is expected to continue to be marketable and yield attractive returns. Locomotive customers are primarily Class I, regional and short-line railroads and industrial users. Leases are typically net leases with terms that vary from month-to-month to 15 years. As of December 31, 2013, the average remaining lease term of the locomotive fleet was approximately five years. Rail North America's primary competitors in locomotive leasing are Helm Financial Corporation, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include equipment condition, availability, customer service, and pricing.

Rail North America also selectively remarkets rail assets, including assets managed for third parties and certain affiliates. Remarketing activities generate fees and gains which contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of service facilities in the United States and Canada that perform repair, maintenance, modification and regulatory compliance work on the railcar fleet. The maintenance network is dedicated to performing timely, efficient and high quality repair services in order to keep railcars in service for customers. Maintenance services include interior cleaning of railcars, general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. Rail North America’s maintenance network consists of:

•	Six major service centers that can complete any repair or modification project.

•	Five repair centers that primarily focus on routine cleaning, repair and regulatory compliance services.

•	Six customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•	Twenty mobile repair units that are able to travel to many track-side field locations and provide spot repairs and interior cleaning services, avoiding the need to otherwise shop a railcar.

The maintenance network is supplemented by a number of preferred third party service centers. In certain cases, we have entered into fixed-capacity contracts with these service centers under which Rail North America has secured access to repair capacity. In 2013, third party service centers accounted for approximately 40% of Rail North America’s service center maintenance costs (excluding the cost of repairs performed by railroads).

In 2013, wholly owned and third party service centers performed an aggregate of approximately 82,000 service events, including multiple independent service events for the same car.

Our maintenance activities are substantially dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. Additionally, our customers periodically require services that are not included in the full-service lease agreement, such as repair of railcar damage, and as noted below, we provide repair services to one of our affiliates. Revenue earned from these types of maintenance activities is recorded in other revenue.

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned joint venture that was formed in 2010 as a railcar leasing partnership with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2013, Adler owned approximately 3,800 railcars in North America consisting primarily of freight cars with an average age of approximately ten years.

Southern Capital Corporation LLC (“SCC”) is a 50% owned joint venture with the Kansas City Southern Railroad (“KCSR”). SCC was formed in 1996 and controls approximately 200 freight cars, all of which are on lease to KCSR.

RAIL INTERNATIONAL

Rail International is comprised of our wholly owned European operations ("Rail Europe") and a recently established railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. Rail Europe leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance, and other ancillary services. These railcars have estimated useful lives of 30 to 38 years and an average age of approximately 20 years. Rail Europe has a diverse customer base with 240 customers. In 2013, two customers each accounted for more than 10% of Rail Europe's total lease revenue and the top ten customers combined accounted for approximately 62% of Rail Europe's total lease revenue. Rail Europe's lease terms generally range from one to ten years and at December 31, 2013, the average remaining lease term of the European fleet was approximately two years. Rail Europe principally competes on the basis of customer relationships, lease rate, maintenance expertise, service capacity and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group and NACCO.

Rail Europe acquires new railcars primarily from Astra Rail Industries S.R.L. and VRZ Karlovo. Additionally, Rail Europe's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2013, Rail Europe has commitments to acquire 2,200 newly-manufactured railcars to be delivered in 2014 and 2015 of which 1,400 may be canceled at Rail Europe's discretion.

Rail India began operations in 2012 and was the first leasing company registered under the Indian Railways Wagon Leasing Scheme. Rail India took delivery of its first 46 newly manufactured flat wagon railcars in December 2012. In 2013, Rail India acquired 137 additional railcars. In 2014, Rail India will focus on pursuing further investment opportunities in new and existing flat wagons, and developing relationships with customers and suppliers as well as with the Indian Railways.

Maintenance

Rail Europe operates service centers in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third party repair facilities, which in 2013 accounted for approximately 35% of Rail Europe's fleet repair costs.

In India, all maintenance of railcars is performed by the Indian Railways or by a third party service provider retained by the Indian Railways.

Similar to our Rail North America segment, customers periodically require repair services that are not included in the full-service lease agreement. Revenue earned from these maintenance activities is recorded in other revenue.

Rail International Affiliates

We previously owned a 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”), a Switzerland-based freight railcar leasing affiliate. During 2013, we sold our interest to our partner, Ahaus Alstätter Eisenbahn Holding AG.

In 2012, IMC-GATX Financial Leasing (Shanghai) Co., Ltd. (“IMC-GATX China”) was established as a 50% owned China-based joint venture between us and IMC Pan Asia Alliance Group (“IMC”). IMC is a well-established shipping enterprise with experience operating in China and is also our partner in a marine joint venture. The primary objective of IMC-GATX China is to establish a rail leasing business in China, if that market develops. IMC-GATX China may also pursue non-rail investment opportunities.

ASC

ASC operates the largest fleet of US flagged vessels on the Great Lakes and strives to attain the highest levels of delivery efficiency, safety and environmental responsibility. ASC provides waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates and metallurgical limestone, which serve end markets that include domestic automobile manufacturing, electricity generation and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety, is the key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2013, ASC’s fleet consisted of 17 vessels with a net book value of $226.2 million, including $16.5 million of off-balance-sheet assets. Fourteen of the vessels are diesel powered, have an average age of 36 years and estimated useful lives of 65 years. Two steam powered vessels were built in the 1940s and 1950s and have estimated remaining useful lives of six years. The other vessel in ASC's fleet is an articulated tug-barge, which is leased by ASC under an operating lease that expires in 2017. Sixteen of ASC’s vessels are generally available for both service contract and spot business; the remaining vessel has dedicated service pursuant to a time charter agreement that is scheduled to expire following the 2015 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2013, ASC served 23 customers with the top five customers comprising 76% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2013:

Great Lakes Vessels	Length (feet)	Capacity (gross tons)
M/V American Spirit	1004'	62,400
M/V Burns Harbor	1000'	80,900
M/V Indiana Harbor	1000'	80,900
M/V Walter J. McCarthy, Jr	1000'	80,900
M/V American Century	1000'	78,850
M/V American Integrity	1000'	78,850
M/V St. Clair	770'	44,800
M/V American Mariner	730'	37,300
M/V H. Lee White	704'	35,400
M/V John J. Boland	680'	34,000
M/V Adam E. Cornelius	680'	29,200
M/V Buffalo	634'-10"	24,300
M/V Sam Laud	634'-10"	24,300
M/V American Courage	634'-10"	23,800
Str. American Victory	730'	26,300
Str. American Valor	767'	25,500
Ken Boothe and Lakes Contender	740'	34,000

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume that may be supplemented with additional spot volume opportunities. In 2013, ASC operated 13 vessels and carried 28.8 million net tons of cargo. ASC has a relatively stable customer portfolio that includes a mix of companies in the steel production, electric utility and construction industries. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements. In response to demand levels, ASC may choose not to operate certain vessels.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Grand River Navigation, Central Marine Logistics, and VanEnkevort Tug and Barge. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is subject to the Jones Act (the “Act”), which requires all commercial vessels transporting goods between US ports to be built, owned, operated and manned by US citizens and registered under the US flag.

PORTFOLIO MANAGEMENT

Portfolio Management provides leasing, shipping, asset remarketing and asset management services through a collection of diversified wholly owned assets and joint venture investments. Portfolio Management selectively invests in long-lived, widely used assets with a focus on domestic marine and container related equipment and seeks to maximize the value of the existing portfolio of owned and managed assets and affiliate investments.

Asset Portfolio
Other
15%
Aircraft Engine
Leasing Affiliates
29%
Marine Equipment
56%
Aggregate Net Book Value of $856.9 million

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Owned Assets (1)	Affiliate Investments	Managed Assets
2013	$536.0	$320.9	$125.3
2012	419.5	377.9	143.2
2011	475.0	371.6	166.7
_________
(1) Includes off-balance-sheet assets.

Owned and Managed Assets

Portfolio Management's wholly owned portfolio consists of investments in operating assets, finance lease assets and secured loans. Operating and finance lease assets include multi-gas vessels, chemical parcel tankers, shipping containers, inland marine barges, and other transportation equipment. Operating assets have estimated useful lives of 2 to 30 years. Operating assets are either placed with customers under operating leases, the majority of which expire by 2018, or in the case of certain marine assets, are operated by a service provider under contractual pooling arrangements. Portfolio Management also remarkets assets, generating portfolio proceeds and gains on asset dispositions.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and remarketing of these assets.

Portfolio Management’s principal competitors are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Portfolio Management’s ability to compete are equipment expertise, our relationships, relative cost of funds, and the availability of other financing alternatives to potential customers.

Affiliates

Portfolio Management's investments in affiliated companies primarily include aircraft engine leasing and shipping operations. Portfolio Management's joint venture partners are typically well established companies with extensive experience in their respective markets.

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fourteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2013, the RRPF affiliates, in aggregate, owned 403 engines, of which 201 were on lease to Rolls-Royce. These aircraft engines are generally depreciated over a useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimate. As of December 31, 2013, the average age of these engines was approximately 10 years. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50% owned marine joint venture with IMC Holdings, a subsidiary of IMC. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns six chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC's other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and US Gulf/Far East trades.

Intermodal Investment Funds V and VII are each 50% owned joint ventures with DVB Bank SE. The affiliates were formed to finance shipping containers, which are on direct finance leases to third parties.

Somargas II Private Limited (“Somargas”) and Singco Gas Pte, Limited (“Singco”) were 35% and 50% owned joint ventures with IM Skaugen ASA (“Skaugen”). Somargas owned six liquid petroleum gas/ethylene vessels (each with 8,500 - 10,000 cubic meters (“cbm”) carrying capacity). Singco owned four liquid petroleum gas/ethylene/LNG vessels (each with 10,000 cbm carrying capacity). In 2013, we sold our interest in Singco and Somargas to Skaugen. In connection with the sale, we received five of the vessels. The vessels continue to operate under a pooling arrangement with Skaugen.

Clipper Third Limited (“Clipper Third”) was a 50% owned joint venture with Clipper Group Invest Ltd. (the “Clipper Group”). Clipper Third supported the worldwide movement of dry bulk products such as grain, cement, coal and steel. In 2012, Clipper Third sold all of its remaining assets and the joint venture was discontinued.

Enerven Compression, LLC (“Enerven”) was a 45.6% owned joint venture with ING Investment Management and Enerven management. Enerven provided natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). In 2012, Enerven sold substantially all of its assets, and in 2013 remaining contingencies related to the sales were resolved. The joint venture is in the process of liquidating.

In 2011, the Clipper Fourth Limited and Clipper Fourth APS marine joint ventures of which we held a 45% interest were dissolved. In connection with the dissolutions, we took ownership of six chemical parcel tankers.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

Patents, trademarks, licenses and research and development activities are not material to our businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

ASC’s fleet is inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. Segment concentrations, if material, are described above.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2013, we employed 2,139 persons, of whom 35% were union workers covered by collective bargaining agreements.

The hourly employees at Rail North America’s three major US service centers are represented by the United Steelworkers. Employees at three of Rail North America’s Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada. The unlicensed shipboard personnel on ten of the ASC vessels in operation during 2013 are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers.

As of January 31, 2014, the terms and status of our existing collective bargaining agreements were as follows:

Union	Percent of Employees Represented	Status of the Agreements
United Steelworkers	17%	Expires in February 2016
Seafarers International Union	6%	Two agreements; one expires in June 2016 and one in January 2017
Unifor	5%	Three agreements; one expires in January 2015 and another in January 2017. The last one expired in January 2014 (the parties are currently engaged in good faith bargaining for a new labor agreement)
American Maritime Officers	5%	Expires in January 2017
Employee Shop Committee of Riviere-des-Prairies	2%	Expires in December 2017

ENVIRONMENTAL MATTERS

Our operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the US and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2013, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	54
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	50
James F. Earl	Executive Vice President and President, Rail International	2012	57
Thomas A. Ellman	Executive Vice President and President, Rail North America	2013	45
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	59
Mary K. Lawler	Executive Vice President, Human Resources	2013	48
Michael T. Brooks	Senior Vice President, Operations and Technology	2013	44
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	59
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	54
Paul F. Titterton	Vice President and Chief Commercial Officer	2013	38

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

•
Mr. Earl has served as Executive Vice President and President, Rail International since June 2012. In addition, Mr. Earl has served as the Chief Executive Officer of American Steamship Company since June 2012. Previously, Mr. Earl served as Executive Vice President and Chief Operating Officer from 2006 to June 2012, Executive Vice President — Rail from 2004 to 2006, Executive Vice President — Commercial at Rail from 2001 to 2004 and in a variety of increasingly responsible positions in the GATX Capital Rail Group from 1988 to 2001.

•
Mr. Ellman has served as Executive Vice President and President, Rail North America since June 2013. Previously, Mr. Ellman served as Senior Vice President and Chief Commercial Officer from November 2011 to June 2013, Vice President and Chief Commercial Officer from 2006 to November 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

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

•
Ms. Lawler has served as Executive Vice President, Human Resources since June 2013. Previously, Ms Lawler served as Senior Vice President, Human Resources from May 2008 to June 2013. Prior to joining GATX, Ms. Lawler served as Senior Vice President, Operations of Newsday, a Tribune Publishing Company, from 2006 to 2008. She joined Tribune Company in 1997 as Human Resources Counsel and held a variety of increasingly responsibility positions in operations, human resources and law from 1997 to 2006.

•
Mr. Brooks has served as Senior Vice President, Operations and Technology since June 2013. Previously, Mr. Brooks served as Senior Vice President and Chief Information Officer from November 2008 to June 2013. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

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

•
Mr. Titterton has served as Vice President and Chief Commercial Officer since June 2013. Previously, Mr. Titterton served as Vice President and Group Executive, Fleet Management, Marketing and Government Affairs from December 2011 to June 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of increasingly responsible positions since joining the company in 1997.

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the US Securities and Exchange Commission (“SEC”). Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Corporate Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this report in Item 1A, “Risk Factors”. Specific risks and uncertainties include, but are not limited to, (1) changes in regulatory requirements for tank cars in crude, ethanol, and other flammable liquid commodity service, (2) competitive factors in our primary markets, including lease pricing and asset availability, (3) weak economic conditions, financial market volatility, and other factors that may negatively affect the rail, marine, and other industries served by us and our customers, (4) inability to maintain satisfactory lease rates or utilization levels for our assets, or increased operating costs in our primary operating segments, (5) changes to laws, rules, and regulations applicable to GATX and our rail, marine, and other assets, or failure to comply with those laws, rules and regulations, (6) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives, (7) financial and operational risks associated with long-term railcar purchase commitments, (8) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (9) unfavorable conditions affecting certain assets, customers or regions where we have a large investment, (10) risks related to our international operations and expansion into new geographic markets, (11) inadequate allowances to cover credit losses in our portfolio or declines in the credit quality of our customer base, (12) impaired asset charges that may result from weak economic or market conditions, changes to laws, rules, and regulations affecting our assets, events related to particular customers or asset types, or portfolio management decisions we implement, (13) environmental remediation costs or a negative outcome in our pending or threatened litigation, (14) our inability to obtain cost-effective insurance, (15) operational and financial risks related to our affiliate investments, particularly where certain affiliates may contribute significantly to our consolidated operating profit, (16) reduced opportunities to generate asset remarketing income, and (17) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees.
Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis, judgment, belief or expectation only as of the date hereof. We have based these forward-looking statements on information currently available and disclaim any intention or obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

Item 1A.  Risk Factors

Investors should consider the risk factors described below as well as other information contained in this filing or our other filings with the US Securities and Exchange Commission before investing in our securities. If any of the events described in the risk factors below occur, our business, financial condition, results of operations, and future growth prospects could be adversely affected.

Recent derailments of trains carrying crude oil have resulted in product releases, fires and serious damage. Regulations applicable to tank cars carrying crude oil, ethanol, and other flammable liquids are currently under review and any new regulations could negatively impact our tank car fleet in flammable liquids service.

Recent derailments involving trains carrying crude oil and ethanol have led to increased regulatory scrutiny of railroad operations, shippers’ classification of products, and the tank cars carrying these commodities. The nature and scope of regulatory action is currently unknown, and we cannot predict how any new rules or regulations might impact our fleet of tank cars. We have approximately 4,000 tank cars currently in crude and ethanol service and another 8,000 cars in flammable liquids service. New regulations could have an adverse impact on our business by requiring us to refurbish or substantially modify tank cars that are engaged in crude, ethanol and other flammable liquid service, and certain cars may need to be retired prior to the end of their useful lives. In addition, if the regulatory requirements for shipping crude, ethanol and other flammable commodities in tank cars become too onerous, our customers may shift some of the commodities that currently travel by rail to other modes of transportation, resulting in decreased demand for these tank cars.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In many cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital. These factors may enable our competitors to offer leases and loans to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization and investment volume.

Weak economic conditions, financial market volatility, and other factors may decrease customer demand for our assets and services and negatively impact our business and results of operations.

We rely on continued demand from our customers to lease our railcars, locomotives, marine assets, and other equipment. Demand for these assets depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, chemical, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors, including potential changes to lease accounting rules, could negatively impact demand for our assets held for lease.

Additional factors, such as changes in harvest or production volumes, changes in supply chains, choices in types of transportation assets, availability of substitutes and other operational needs may also influence customer demand for our assets. Demand for our marine assets and shipping services also depends on the factors discussed above. Significant declines in customer demand for our assets and services could adversely affect our financial performance.

We may be unable to maintain assets on lease at satisfactory rates.

Our profitability depends on our ability to lease assets at satisfactory rates, sell assets, and to re-lease assets upon lease expiration. Circumstances such as economic downturns, changes in customer behavior, excess capacity in particular railcar types or generally in the marketplace, or other changes in supply or demand can adversely affect asset utilization rates and lease rates. Economic uncertainty or a decline in customer demand for our assets could cause customers to request shorter lease terms and lower lease rates, which may result in a decrease in our asset utilization rate and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms, which may result in an adverse impact on current or future revenues.

Our rail and marine assets and operations are subject to various laws, rules, and regulations. If these laws rules, and regulations change or we fail to comply with them, it could have a significant negative effect on our business and profitability.

Our rail and marine operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the United States, our railcar fleet and operations are subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the US Department of Transportation, the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration, and the Association of American Railroads. State agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Similarly, our marine assets and operations are subject to rules and regulations relating to safety, citizenship, emissions, ballast discharges, and other environmental and operational matters enforced by various federal and state agencies, including the Maritime Administration of the US Department of Transportation, the US Coast Guard, and the US Environmental Protection Agency. If we fail to comply with these rules and regulations, we could be prohibited from operating or leasing marine assets in the US market, and under certain circumstances, could incur severe fines and penalties, including potential limitations on operations or forfeitures of assets.

In addition, our foreign operations are subject to the jurisdiction of authorities in countries where we do business. If we fail to comply with these laws, rules, and regulations, or if there are future changes to them, the use of our assets could be restricted, or the economic value of our assets may be reduced. These restrictions or reductions could lead to loss of revenue or cause us to incur significant expenses to comply with laws, rules, and regulations, thereby increasing operating expenses. Certain changes to or actions by authorities under existing laws, rules, and regulations, or actions, could result in the obsolescence of various assets or impose compliance costs that are significant enough to render those assets economically obsolete.

A significant increase in the number of tank cars requiring compliance-based maintenance could negatively impact operations and substantially increase costs.

We perform a variety of government or industry-mandated maintenance programs on our full-service tank cars based on their service time. New government regulations or industry rules are sometimes enacted, which may affect the number and type of procedures we are required to perform. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the volume of tank cars requiring extensive maintenance in any given year. A significant increase in the number of tank cars requiring maintenance may negatively impact our operations and substantially increase maintenance and other related costs. In addition, while we have contracted with third party maintenance providers to assist with these compliance procedures, high demand faced by these providers from other tank car owners may constrain our access to the providers or may substantially increase our costs.
Our access to newly-built railcars may be limited, and long-term railcar purchase commitments could subject us to material operational and financial risks.

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. Our ability to acquire newly-built railcars could be limited if we are unable to acquire railcars from manufacturers on competitive terms.

In order to obtain committed access to a supply of newly-built railcars on competitive terms, we sometimes enter into long-term supply agreements with manufacturers to purchase significant numbers of newly-built railcars over a multi-year period. We cannot generally cancel or materially reduce our orders under these purchase commitments. Therefore, if economic conditions weaken during the term of a long-term supply agreement, manufacturers would require us to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease the railcars and our financing costs may be high, which could negatively affect our revenues and profitability.

Deterioration of conditions in the global capital markets or negative changes in our credit ratings may limit our ability to secure financing and may increase our borrowing costs.

We rely largely on banks and capital markets to fund our operations and contractual commitments, including the issuance of long-term debt instruments and commercial paper. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. If we are unable to secure financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Events that negatively affect certain assets, customers, or geographic regions could have a negative impact on our results of operations.

We generally derive our revenues from a variety of asset types, customers, industries, and geographic locations. However, from time to time we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, or industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

Risks related to our international operations and expansion into new geographic markets could adversely affect our business, financial condition, and operating results.

We generate a significant amount of our net income outside the United States. In recent years, we have increased our focus on international rail growth and expansion into select emerging markets as a means to grow and diversify earnings. Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•	Noncompliance with United States laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act
•Noncompliance with a variety of local laws and regulations
•Failure to properly implement changes in tax laws and the interpretation of those laws
•Fluctuations in currency values
•Sudden changes in foreign currency exchange controls
•Discriminatory or conflicting fiscal policies

•	Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions

•	Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

•	Nationalization of properties by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States

Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, and other economic or political uncertainties could interrupt and negatively affect our business operations. Depending upon the severity, scope, and duration of these conditions or events, the adverse impact on our financial position, results of operations, and cash flows could be material.
Our allowance for losses may be inadequate.

Our allowance for losses on reservable assets may not be adequate to cover credit losses in our portfolio if unexpected adverse changes occur in macroeconomic conditions or if discrete events adversely affect specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, it may require us to incur additional credit losses and our financial position or results of operations could be negatively impacted.

We may incur future asset impairment charges.

We review long-lived assets and joint venture investments for impairment regularly, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•	A weak economic environment or challenging market conditions

•	New laws, rules or regulations affecting our assets, or changes to existing laws, rules or regulations

•	Events related to particular customers or asset types

•	Asset or portfolio sale decisions by management

Our assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers' industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our rail and marine assets. A reduction in customer demand or change in customers' preferred method of product transportation could result in the economic obsolescence of the assets leased by those customers.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes which may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own and use. We routinely assess environmental liabilities, including our potential obligations and commitments for remediation of contaminated sites and the possible amount of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

We have been and may continue to be involved in various types of litigation.

The nature of our businesses and our assets potentially expose us to significant personal injury and property damage claims and litigation, environmental claims, or other types of litigation. Customers may use certain types of our railcars to transport crude oil and other hazardous materials, and an accident involving a railcar carrying such materials could lead to litigation and subject us significant liability, particularly where the accident involves serious personal injuries or the loss of life. Our failure to maintain railcars in compliance with governmental regulations and industry rules could also expose us to personal injury, property damage, and environmental claims. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, and cash flows.

High energy prices could reduce the demand for our products and services.

The price of natural gas and oil are significant cost drivers for many of our customers, either directly in the form of raw material costs in industries such as the chemical and steel industries, or indirectly in the form of increased transportation costs. Sustained high energy prices could negatively impact these industries resulting in a reduction in customer demand for our assets and related services.

We may not be able to obtain cost-effective insurance.

We manage our exposure to risk, in part, by insuring our assets. There is no guarantee that cost-effective insurance will consistently be available. If insurance coverage becomes prohibitively expensive, we could be forced to reduce our coverage amount and increase the amount of self-insured risk we retain.

The fair market value of our long-lived assets may differ from the value of those assets reflected in our financial statements.

Our assets primarily consist of long-lived assets such as railcars, marine vessels, and industrial equipment. The carrying value of these assets in the financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

Fluctuations in foreign exchange rates and interest rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the US dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of foreign subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact on our results of operations. We also face risks associated with fluctuations in interest rates. We may seek to limit foreign exchange rate and interest rate risk with currency or interest rate derivatives, which may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect our financial performance.

We are subject to the inherent risks of our affiliate investments.

We are indirectly exposed to risks through our ownership interests in affiliates, as our affiliates may experience many of the same risks discussed in this "Risk Factors" section. Third parties manage and operate many of our affiliates, and those third parties may be smaller than us and have fewer financial resources. Poor business or financial results of these affiliates, or the third parties who manage, operate, or invest along with us in these affiliates, could negatively impact our financial results. Additionally, when a third party manages and operates the affiliate, we may not have control over our affiliates' operational matters, which could result in affiliate actions that have an adverse economic impact on us or expose us to potential liability.

We have significant financial exposure related to the performance of our aircraft engine leasing affiliate investments.

GATX and Rolls-Royce each own 50% of fourteen domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and other owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. The RRPF affiliates contribute significantly to our profit. If the financial or operating performance of the RRPF affiliates deteriorated, our results of operations and cash flows could be negatively affected.

We may be affected by climate change or market or regulatory responses to climate change.

Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to lease our assets. In addition, railcars in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. New government regulations could also increase our marine and other operating costs, either directly or through our joint venture entities, or compliance with those regulations could be costly. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.

A small number of shareholders could significantly influence our business.

Six shareholders collectively control more than 50% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

We cannot predict with certainty the impact that inflation or deflation will have on our financial results.

The timing and duration of the effects of inflation are unpredictable and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail, marine, and other equipment has historically benefited our financial results. However, these benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, utilities, maintenance and repair services, and materials, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. A period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

Unfavorable conditions on the Great Lakes could impact business operations, which could result in increases in costs and decreases in revenues.

The success of our ASC subsidiary depends on the efficiency of its operations on the Great Lakes. Disruptions at the Sault St. Marie locks or severe weather conditions, such as high wind and ice formation, could cause significant business interruptions or shortened sailing seasons. Additionally, low water levels and vessel draft restrictions may restrict the volume that ASC's vessels can transport per trip. These conditions could negatively impact our results of operations through increased operating costs or decreased revenues.

Many of our employees are represented by unions, and failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages, or substantially higher labor costs.

A significant portion of our employees are represented by labor unions and work under collective bargaining agreements that cover a range of workplace matters, such as wages, health and welfare benefits, and work rules. We have generally been successful in negotiating acceptable agreements with the unions without experiencing material work stoppages. However, if we fail to negotiate acceptable new agreements, our business could be disrupted by strikes or lockouts. We could also incur increased operating costs due to higher wages or benefits paid to union workers. Business disruptions or higher operating costs could both have an adverse effect on our financial position, results of operations, or cash flows.

Changes to assumptions used to calculate post-retirement costs, increases in funding requirements, and investment losses in pension funds could adversely affect our results of operations.

We calculate our pension and other post-retirement costs using various assumptions, such as discount rates, long-term return on plan assets, salary increases, health care cost trend rates, and other factors. Changes to any of these assumptions could adversely affect our financial position and results of operations. Periods of low interest rates reduce the discount rate we use to calculate our funding obligations, which may increase our funding requirements. Additionally, changes to laws, regulations, or rules could require us to increase funding requirements or to compensate for investment losses in pension plan assets. If we were forced to increase contributions to our pension plans, our financial position, results of operations, and cash flows could be negatively affected.

Changes in the mix of earnings in the US and foreign countries could adversely affect our effective tax rate.

We are subject to taxes in the United States and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the United States and foreign countries with differing statutory tax rates. The effective tax rate could also be adversely affected by changes in tax laws, material audit assessments, or legislative changes that impact statutory tax rates, which could include an impact on previously-recorded deferred tax assets and liabilities.

We could be adversely affected by United States and global economic and political conditions, including acts or threats of terrorism or war.

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks, which could lead to the following:

•
Legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction or operation of railcars and marine vessels

•	A decrease in demand for rail and marine services

•	Lower utilization of rail and marine equipment

•	Lower rail lease and marine charter rates

•	Impairments of rail and marine assets or capital market disruption, which may raise our financing costs or limit our access to capital

•	Liability or losses resulting from acts of terrorism involving our assets

Depending upon the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations, and cash flows could be material.

Security threats, including cybersecurity threats and related disruptions, could negatively impact our business.

We rely on our IT infrastructure to process, transmit, and store electronic information that is critical to our business' operations. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to systems. Breaches of IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential data or other business information. These disruptions could adversely affect our operations, financial position, and results of operations.

Our internal control over financial accounting and reporting may not detect all errors or omissions in the financial statements.

If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Although management has concluded that adequate internal control procedures are in place, no system of internal control provides absolute assurance that the financial statements are accurate and free of error.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information regarding the general character of our properties is included in Item 1, “Business.” of this Form 10-K.

As of December 31, 2013, our locations of operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Mobile Service Units	Customer Site Locations
Alpharetta, Georgia	Camp Minden, Louisiana	Aurora, North Carolina
Bozeman, Montana	Columbia, New Jersey	Catoosa, Oklahoma
Chicago, Illinois	Copperhill, Tennessee	Donaldsonville, Louisiana
Doylestown, Pennsylvania	Donaldsonville, Louisiana	Freeport, Texas
Hackensack, New Jersey	Galena Park, Texas	Geismar, Louisiana
Holicong, Pennsylvania	Gray, Georgia	Yazoo City, Mississippi
Houston, Texas	Hammond, Indiana
Monroeville, Pennsylvania	Lake Charles, Louisiana	Repair Centers
Morrill, Nebraska	Mobile, Alabama	East Chicago, Indiana
Paducah, Kentucky	Morris, Kansas	Kansas City, Kansas
San Francisco, California	Olympia, Washington	Plantersville, Texas
Savage, Minnesota	Sioux City, Iowa	Terre Haute, Indiana
Calgary, Alberta	Tampa, Florida	Sarnia, Ontario
Mexico City, Mexico	Clarkson, Ontario
Mississauga, Ontario	Edmonton, Alberta	Major Service Centers
Montreal, Quebec	Moose Jaw, Saskatchewan	Colton, California
	Montreal, Quebec	Hearne, Texas
	Quebec City, Quebec	Waycross, Georgia
	Red Deer, Alberta	Montreal, Quebec
	Sarnia, Ontario	Moose Jaw, Saskatchewan
Red Deer, Alberta

Rail International

Business Offices	Major Service Centers	Customer Site Locations
Düsseldorf, Germany	Hannover, Germany	Płock, Poland
Hamburg, Germany	Ostróda, Poland
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Vienna, Austria
Warsaw, Poland

American Steamship Company

Duluth, Minnesota
Toledo, Ohio
Williamsville, New York

Portfolio Management

San Francisco, California

Item 3.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. We had approximately 2,153 of common shareholders of record as of January 31, 2014. The following table shows the reported high and low sales price of our common shares and the dividends declared per share:

					2013	2012
	2013	2013	2012	2012	Dividends Declared	Dividends Declared
Common Stock	High	Low	High	Low
First quarter	$52.11	$43.54	$45.50	$39.86	$0.31	$0.30
Second quarter	54.19	45.40	43.84	35.52	0.31	0.30
Third quarter	49.20	43.88	45.28	36.68	0.31	0.30
Fourth quarter	53.45	45.27	45.99	39.83	0.31	0.30

Issuer Purchases of Equity Securities

Our board of directors authorized a $200 million stock repurchase program on January 23, 2008, and as of December 31, 2012, $68.6 million was available under the repurchase authorization. In 2013, we purchased 1,358,688 shares for $68.6 million, which completed the $200 million repurchase authorization. Subsequent to December 31, 2013, our board of directors authorized a new $250 million stock repurchase program. The timing of share repurchases will be dependent on market conditions and other factors.
The following is a summary of common stock repurchases completed during the fourth quarter of 2013 (in millions, except per share amounts):

Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 - November 30, 2013	251,555	$51.81	251,555	$5.6
December 1, 2013 - December 31, 2013	111,533	$46.69	111,533	$—
Total	363,088	$51.12	363,088

Equity Compensation Plan Information as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,272,675 (1)	$36.03 (2)	2,909,662
Equity Compensation Plans Not Approved by Shareholders	––		––
Total	2,272,675		2,909,662
__________

(1)	Consists of 1,694,306 stock appreciation rights, 226,066 performance shares, 200,050 restricted stock units and 152,253 phantom stock units.

(2)	The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ending December 31, 2013, with the cumulative total return of the S&P 500, the S&P MidCap 400, and the Russell 3000. We are not aware of any peer companies whose businesses are directly comparable to ours, and therefore, the graph below displays the returns of the S&P 500, the S&P MidCap 400 and the Russell 3000 since those indices are comprised of companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2008, and that all dividends were reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
GATX	$100.00	$97.17	$123.90	$158.32	$161.57	$199.62
S&P 500	100.00	126.45	145.52	148.55	172.29	228.04
S&P MidCap 400	100.00	137.34	173.92	170.88	201.30	268.62
Russell 3000	100.00	128.29	150.02	151.53	176.38	235.56

Item 6.  Selected Financial Data

The following financial information has been derived from our audited consolidated financial statements for the years ended December 31 (in millions, except per share data, recourse leverage, and return on equity). This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes thereto included elsewhere herein.

	2013	2012	2011	2010	2009
Results of Operations
Revenue	$1,321.0	$1,243.2	$1,191.4	$1,114.0	$1,083.8
Gain on asset dispositions	85.6	79.5	65.8	41.1	29.5
Share of affiliates’ earnings (pretax)	92.3	21.6	40.6	38.1	29.0
Net income	169.3	137.3	110.8	80.8	81.4
Net income, excluding tax adjustments and other items (1)	164.8	133.8	95.0	74.6	94.7
Per Share Data
Basic earnings	3.64	2.93	2.39	1.75	1.74
Diluted earnings	3.59	2.88	2.35	1.72	1.70
Diluted earnings, excluding tax adjustments and other items (1)	3.50	2.81	2.01	1.59	1.97
Dividends declared	1.24	1.20	1.16	1.12	1.12
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$5,070.3	$4,654.4	$4,359.3	$4,133.8	$4,033.3
Investments in affiliated companies	354.3	502.0	513.8	486.1	452.2
Total assets	6,549.6	6,055.4	5,857.5	5,490.5	5,206.4
Off-balance-sheet assets (1)	904.4	884.5	887.1	971.5	1,016.1
Short-term borrowings	23.6	273.6	28.6	115.6	70.8
Long-term debt and capital lease obligations	3,847.4	3,294.3	3,518.5	3,060.9	2,842.0
Shareholders’ equity	1,397.0	1,244.2	1,127.3	1,113.7	1,102.6
Other Data
Average number of common shares and common share equivalents	47.1	47.6	47.2	47.0	48.8
Net cash provided by operating activities	$400.7	$370.2	$306.8	$243.7	$267.0
Portfolio proceeds	$385.3	$288.9	$154.1	$84.3	$67.9
Portfolio investments and capital additions	$859.6	$770.0	$614.6	$585.1	$480.4
Recourse leverage	3.0	3.2	3.4	3.3	3.1
ROE	12.8%	11.6%	9.9%	7.3%	7.3%
ROE, excluding tax adjustments and other items (1)	12.5%	11.3%	8.5%	6.7%	8.5%
__________
(1) See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management. A more complete description of our business is included in "Item 1. Business," in Part I of this Form 10-K.

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with GAAP and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data and percentages):

	2013	2012	2011
Segment Revenues
Rail North America	$817.1	$765.3	$742.4
Rail International	189.0	167.7	168.3
ASC	227.7	243.4	216.4
Portfolio Management	87.2	66.8	64.3
	$1,321.0	$1,243.2	$1,191.4
Segment Profit
Rail North America	$231.6	$209.3	$172.7
Rail International	97.4	32.7	60.7
ASC	28.9	37.5	27.3
Portfolio Management	74.4	50.2	47.6
	432.3	329.7	308.3
Less:
Selling, general and administrative expense	178.3	160.2	155.3
Unallocated interest expense, net	3.8	5.4	4.5
Other, including eliminations	(1.1)	(1.3)	0.3
Income taxes ($16.5, $2.0 and $8.2 related to affiliates' earnings)	82.0	28.1	37.4
Net Income	$169.3	$137.3	$110.8

Net income, excluding tax adjustments and other items	$164.8	$133.8	$95.0
Diluted earnings per share	3.59	2.88	2.35
Diluted earnings per share, excluding tax adjustments and other items	3.50	2.81	2.01

Return on equity	12.8%	11.6%	9.9%
Return on equity, excluding tax adjustments and other items	12.5%	11.3%	8.5%

Investment Volume	$859.6	$770.0	$614.6

2013 Summary

Net income was $169.3 million, or $3.59 per diluted share, for 2013 compared to $137.3 million, or $2.88 per diluted share, for 2012 and $110.8 million, or $2.35 per diluted share, for 2011. Results included benefits from tax adjustments and other items of $4.5 million for 2013, $3.5 million for 2012, and $15.8 million for 2011 (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income was $164.8 million for 2013, which represented an increase of $31.0 million or 23.2%, compared to 2012. Net income was $133.8 million for 2012, which represented an increase of $38.8 million or 40.8% compared to 2011.

•
At Rail North America, higher lease rates and increased asset remarketing income drove an increase in segment profit. These increases were partially offset by higher maintenance costs from increased compliance work and higher depreciation expense as new cars were added to the fleet.

•	At Rail International, higher lease revenue, lower maintenance costs, and increased scrapping partially offset by higher depreciation, drove an increase in segment profit.

•
At ASC, lower iron ore freight volumes and operating delays caused segment profit to decrease. In addition, the decision to scrap an older vessel resulted in an impairment loss in the current year, which negatively impacted segment results.

•
At Portfolio Management, higher marine operating results, which reflect 100% ownership of the former Singco and Somargas vessels (collectively the "Norgas vessels") for a portion of the year, and higher affiliate earnings, drove an increase in segment profit compared to the prior year. These increases were partially offset by lower lease revenue.

Total investment volume was $859.6 million in 2013, compared to $770.0 million in 2012 and $614.6 million in 2011.
2014 Outlook
Overall, we are optimistic about the year ahead primarily due to critical steps we took during the recession that have allowed our rail platforms to benefit from favorable current trends that we expect will continue into 2014.

•
We expect higher segment profit at Rail North America in 2014 as lease revenue continues to increase. Lease rates on most tank car types are at record highs and the environment currently appears stable. We plan to capitalize on this continued high demand by placing railcars on long-term leases. Growing lease revenues should more than offset a modest decline in remarketing income and increased maintenance expense as we work through our tank car compliance cycle. Separately, recent serious accidents in crude by rail transportation have created uncertainty around how new and existing tank cars must be outfitted for various types of service. As a result, tank car regulations may change and we may incur costs to ensure that our fleet continues to comply with the applicable regulations. It is not possible at this time to estimate the extent or timing of any regulatory changes, or what impact they might have on us.

•
We expect a slight increase in Rail International segment profit in 2014 due to slowly improving market conditions. Investment volume in the past two years was at the highest levels since we made our initial investment in Europe nearly twenty years ago, and we anticipate another strong investment year in 2014. Our continued investment in Europe is a result of our commitment to assist our customers with the fleet replacement required in the European tank car market.

•
We expect a slight increase in ASC’s segment profit in 2014 as shipping volume should improve in 2014 as we expect to recapture some of the tonnage lost during the challenging weather conditions experienced in the fourth quarter of 2013.

•
We believe Portfolio Management's segment profit will decrease modestly in 2014. While we expect continued strong performance at the Rolls-Royce affiliates, aggregate earnings from affiliates and remarketing income will be lower.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, pretax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments, as well as expenses that management believes are directly associated with the financing, maintenance, and operation of the revenue earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments. These amounts are included in other.

We allocate debt balances and related interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance-sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

In 2013, Rail North America continued to experience strong demand for tank cars, which led to historically high lease rate pricing and longer lease terms. The weighted average lease renewal rate on cars in our Lease Price Index (the “LPI,” see definition below) increased 34.5% from the weighted average expiring lease rate, compared to an increase of 25.6% in 2012 and 6.9% in 2011. Lease terms on renewals for cars in the LPI averaged 62 months in 2013, compared to 60 months in 2012 and 45 months in 2011. During 2013, an average of 107,721 railcars were on lease compared to 107,255 in 2012. Utilization was 98.5% at the end of 2013, compared to 97.9% at the end of 2012.

In 2014, we expect higher lease revenue, a modest decline in remarketing income, and increased maintenance expense as we work through the tank car compliance cycle. Leases for approximately 20,000 railcars will expire in 2014, and we expect strong renewal success at attractive rates, particularly for tank cars. However, cars that serve the coal markets, including 2,750 cars that have leases expiring in 2014, are experiencing relatively weak demand, and we expect that utilization and lease pricing for these cars will remain below historical norms.

In 2011, we entered into a purchase agreement for 12,500 railcars, which was the largest such commitment in our history. Under this agreement, we have taken delivery of 5,900 railcars as of December 31, 2013, and expect to take delivery of 2,500 railcars in 2014. We also expect to acquire an additional 900 new railcars outside of this agreement in 2014. We may add other selected assets to our fleet, although rising asset prices may impact our investment spending.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2013	2012	2011
Revenues
Lease revenue	$758.9	$713.9	$690.9
Other revenue	58.2	51.4	51.5
Total Revenues	817.1	765.3	742.4

Expenses
Maintenance expense	228.2	201.4	206.1
Depreciation expense	176.7	167.7	162.5
Operating lease expense	124.4	126.5	130.9
Other operating expense	18.4	18.5	18.8
Total Expenses	547.7	514.1	518.3

Other Income (Expense)
Net gain on asset dispositions	67.7	58.6	52.1
Interest expense, net	(106.0)	(101.9)	(101.7)
Other expense	(9.8)	(5.1)	(5.7)
Share of affiliates' earnings (pretax)	10.3	6.5	3.9
Segment Profit	$231.6	$209.3	$172.7

Investment Volume	$502.4	$465.9	$280.5

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2013	2012	2011
Railcars	$726.7	$680.0	$654.9
Locomotives	32.2	33.9	36.0
	$758.9	$713.9	$690.9

Lease Price Index

Our LPI is an internally-generated business indicator that measures lease rate pricing on renewals within our North American railcar fleet. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars for the years ended December 31:

	2013	2012	2011
Beginning balance	109,551	109,070	111,389
Cars added	5,116	4,572	2,873
Cars scrapped	(1,828)	(2,045)	(3,363)
Cars sold	(3,726)	(2,046)	(1,829)
Ending balance	109,113	109,551	109,070
Utilization rate at year end	98.5%	97.9%	98.2%
Active railcars at year end	107,502	107,216	107,075
Average (monthly) active railcars	107,721	107,255	107,320

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2013	2012	2011
Beginning balance	561	572	550
Locomotives added	83	50	28
Locomotives scrapped or sold	(49)	(61)	(6)
Ending balance	595	561	572
Utilization rate at year end	98.2%	98.6%	98.1%
Active locomotives at year end	584	553	561
Average (monthly) active locomotives	547	549	553

Segment Profit

In 2013, segment profit increased to $231.6 million, compared to $209.3 million in 2012, primarily due to higher lease revenue and net gain on asset dispositions, partially offset by increased maintenance expense.

In 2012, segment profit increased to $209.3 million compared to $172.7 million in 2011. The 2011 results included $5.5 million of revenue from a leveraged lease adjustment that related to changes in the timing of the taxable income from a leveraged lease structure. Excluding the effect of this item, segment profit increased $42.1 million, primarily due to higher lease revenue and gains on asset dispositions combined with lower maintenance expense.

Revenues

In 2013, lease revenue increased $45.0 million, primarily because of higher lease rates and an average of approximately 500 more cars on lease compared to the prior year. Other revenue increased $6.8 million, primarily due to higher repair revenue in the current year.

In 2012, lease revenue increased $23.0 million, primarily due to higher lease rates, as the average number of cars on lease approximated 2011. The absence of the aforementioned leveraged lease adjustment partially offset the increase.

Expenses

In 2013, maintenance expense increased $26.8 million, primarily due to the expected increase in compliance maintenance and higher costs of repairs. Depreciation expense increased $9.0 million, primarily due to fleet additions. Operating lease expense decreased $2.1 million, due to the 2013 and 2012 acquisitions of railcars previously leased in on operating leases.

In 2012, maintenance expense decreased $4.7 million, driven by high lease renewal success relative to 2011which led to fewer service events. Depreciation increased $5.2 million, primarily due to investment activity. Operating lease expense decreased $4.4 million, the result of our acquisition of railcars previously leased in on operating leases that expired in 2011.

Other Income (Expense)

In 2013, net gain on asset dispositions increased $9.1 million, primarily due to sales of approximately 1,700 more railcars in the current year. The prior year included an $11.1 million fee on the early termination of a residual value guarantee. Net interest expense increased $4.1 million due to higher debt balances in 2013. Other expense increased $4.7 million, primarily due to termination costs associated with the early buyout of an operating lease and the prepayment of certain secured debt issuances. Share of affiliates' earnings increased $3.8 million, primarily due to gains on dispositions of railcars from our Southern Capital affiliate.

In 2012, net gain on asset dispositions increased $6.5 million, primarily due to the $11.1 million residual value guarantee fee noted above. This increase was partially offset by lower scrapping gains, as fewer railcars were scrapped at lower scrapping rates. Share of affiliates’ earnings increased $2.6 million, primarily due to asset remarketing gains at the Adler affiliate in 2012.

Investment Volume

Investment volume was $502.4 million in 2013, $465.9 million in 2012, and $280.5 million in 2011. During 2013, we acquired approximately 4,520 railcars compared to 4,470 railcars in 2012, and 2,650 railcars in 2011.

North American Rail Regulatory Matters

Recent derailments involving trains carrying crude oil and ethanol have led to increased regulatory scrutiny of railroad operations, shippers' classification of products, and the tank cars carrying these commodities. On September 6, 2013, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued an Advance Notice of Proposed Rulemaking (the “ANPRM”) seeking public comment on potential design enhancements to certain tank cars, commonly referred to as DOT 111 tank cars, used to transport various hazardous materials, including crude oil, ethanol and other flammable commodities. The period for public comments on the ANPRM ended on December 5, 2013. We participated in the rulemaking process through The Railway Supply Institute, a rail industry trade association which submitted comments on the ANPRM. The ANPRM did not propose specific design enhancements or retirement schedules for the existing fleet of DOT 111 tank cars. Accordingly, we currently are unable to assess what changes, if any, may ultimately be required with respect to these cars and how any new regulations may impact GATX. We have approximately 4,000 tank cars currently in crude and ethanol service and another 8,000 cars in flammable liquids service.

RAIL INTERNATIONAL

Segment Summary

Rail International performed well in 2013, despite a weaker European railcar leasing market. Investment volume was strong and we anticipate another strong investment year in 2014. At the end of 2013, our fleet utilization was 96.4% compared to 95.1% at the end of 2012. During 2013, there were an average of 20,994 railcars on lease compared to 20,468 in 2012. In 2013, we sold our 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”), a Switzerland-based freight car lessor, for a cash payment of $23.0 million and a seller loan of $91.1 million. This sale will provide us the opportunity to independently pursue new investments in the European freight car market.

We are expecting a slight increase in Rail International's segment profit in 2014 due to slowly improving market conditions. Investment volume at Rail International will be comparable to 2013 as we expect to take delivery of approximately 1,100 new railcars in 2014. Our continued investment in Europe is a result of our commitment to assist our customers with the fleet replacement required in the European tank car market.
Rail India commenced operations in 2012, taking delivery of 46 newly manufactured railcars in 2012 and an additional 137 railcars in 2013.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2013	2012	2011
Revenues
Lease revenue	$180.2	$161.2	$160.5
Other revenue	8.8	6.5	7.8
Total Revenues	189.0	167.7	168.3

Expenses
Maintenance expense	42.9	46.6	52.1
Depreciation expense	43.2	36.1	33.6
Other operating expense	5.3	5.1	4.2
Total Expenses	91.4	87.8	89.9

Other Income (Expense)
Net gain on asset dispositions	3.7	1.7	—
Interest expense, net	(23.9)	(24.5)	(25.4)
Other (expense) income	(1.1)	(6.1)	7.2
Share of affiliates' earnings (pretax)	21.1	(18.3)	0.5
Segment Profit	$97.4	$32.7	$60.7

Investment Volume	$168.5	$200.1	$140.8

The following table shows fleet activity for Rail International railcars for the years ended December 31:

	2013	2012	2011
Beginning balance	21,840	20,927	20,432
Cars added	1,505	1,582	841
Cars scrapped or sold	(1,326)	(669)	(346)
Ending balance	22,019	21,840	20,927
Utilization rate at year end	96.4%	95.1%	97.1%
Active railcars at year end	21,235	20,763	20,321
Average (monthly) active railcars	20,994	20,468	19,834

Foreign Currency

Segment profit for Rail International was impacted by changes in the exchange rate of foreign currencies, primarily the Euro. In 2013, a stronger Euro contributed to the increase in lease revenue and segment profit compared to 2012. A weaker Euro negatively impacted lease revenue and segment profit in 2012 compared to 2011.

Segment Profit

Segment profit was $97.4 million in 2013 compared to $32.7 million in 2012. The 2013 results included a gain of $9.3 million on the sale of our AAE investment and gains of $7.7 million related to certain interest rate swaps at AAE. The 2012 results include losses of $22.9 million from the swaps. Excluding the effect of the AAE items noted, segment profit increased $24.8 million in 2013. This increase was due to increased lease revenue and fewer maintenance events, partially offset by higher depreciation expense.

AAE held interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps did not qualify for hedge accounting, and as a result, changes in their fair values were recognized in affiliates' earnings. Additionally, in 2012, AAE refinanced a portion of its debt and terminated an associated swap at a loss. Our portion of the loss was $13.5 million, which was included in share of affiliates’ earnings.

Segment profit was $32.7 million in 2012 compared to $60.7 million in 2011. The 2012 results included the aforementioned losses of $22.9 million related to certain interest rate swaps at AAE compared to gains of $0.3 million on those swaps in 2011. Segment profit in 2011 also included $3.2 million from the favorable resolution of a litigation matter. Excluding the effect of these items from each period, segment profit decreased $1.6 million, partially due to the unfavorable remeasurement of an embedded foreign currency derivative. The decrease in segment profit was partially offset by lower maintenance expense and higher operating income at AAE.

Revenues

Lease revenue increased $19.0 million in 2013, primarily due to an average of approximately 500 more railcars on lease at higher lease rates and as noted above, the effects of a stronger Euro. Other revenue increased $2.3 million, primarily due to higher repair revenue in the current year.

Lease revenue in 2012 increased $0.7 million compared to 2011, primarily due to an average of approximately 600 more railcars on lease at higher lease rates. As noted above, lease revenue was negatively impacted by the foreign exchange rate effects of a weaker Euro. Other revenue decreased $1.3 million, primarily due to lower revenue from customer liability repairs.

Expenses

Maintenance expense decreased $3.7 million in 2013, primarily due to fewer underframe revisions and lower repairs as we accelerated scrapping of older railcars. Investment activity, including capitalized wheelsets in Europe drove depreciation expense higher by $7.1 million.

Maintenance expense in 2012 decreased $5.5 million compared to 2011. Depreciation increased $2.5 million, primarily due to investment activity, including capitalized wheelsets in Europe.

Other Income (Expense)

Net gain on asset dispositions increased $2.0 million in 2013 due to more railcars being scrapped. Net interest expense decreased $0.6 million, due to lower interest rates, however, the effects of lower rates were partially offset by higher debt balances. Other expense decreased $5.0 million, primarily due to the favorable remeasurement of an embedded foreign currency derivative (related to certain non-functional currency lease contracts) and higher net remeasurement gains on non-functional currency assets and liabilities in 2013. The decreases to other expense were partially offset by higher legal defense costs. Excluding the impact of the AAE disposition gain and the impact of the interest rate swaps from each period, share of affiliates' earnings decreased $0.5 million, primarily due to lower operating income at AAE, reflective of a partial year of ownership.

Net gain on asset dispositions in 2012 increased $1.7 million compared to 2011, primarily due to higher scrapping gains as more railcars and wheelsets were scrapped. Interest expense decreased $0.9 million, as interest income on cash deposits more than offset the effect of higher expenses from increased debt levels. Other expense increased $13.3 million, of which $3.2 million was due to the favorable resolution of a litigation matter in 2011 that reduced other expense. The remaining variance was primarily due to the unfavorable remeasurement of an embedded foreign currency derivative and higher legal defense costs. Excluding the impact of the interest rate swaps at AAE from each period, affiliates’ earnings increased $4.4 million, primarily due to higher operating income at AAE, which included lower depreciation expense of $6.2 million due to a change in railcar depreciation policy enacted in 2012 that extended depreciable lives and increased estimated salvage values.

Investment Volume

Investment volume was $168.5 million in 2013, $200.1 million in 2012, and $140.8 million in 2011. During 2013, we acquired approximately 1,500 railcars compared to 1,580 railcars in 2012, and 840 railcars in 2011. Additionally, capitalized wheelset costs were $25.7 million in 2013, $30.7 million in 2012, and $38.2 million in 2011.

International Railcar Regulatory Matters

Consistent with changes in European railcar industry practices and regulatory directives announced after the 2009 accident in the city of Viareggio, Italy, GATX Rail Austria GmbH (an indirect subsidiary of the Company, “GATX Rail Austria”) and its subsidiaries implemented a modified wheelset maintenance and inspection program, which included the accelerated installation of new wheelsets in certain cases. GATX Rail Austria and its subsidiaries have incurred higher maintenance expenses and capital costs during the implementation of this wheelset program, which is now largely completed. Going forward, it is expected that lower wheelset maintenance costs will be incurred, but depreciation expense associated with the new wheelsets will be higher.  Future industry actions and regulatory directives may require further modifications of the maintenance and inspection practices of GATX Rail Austria and its subsidiaries. The complete scope and cost of any potential future maintenance initiatives are not fully known at this time. We do not currently expect that the costs associated with the modified wheelset maintenance and inspection program and other potential initiatives will be material to our financial position, liquidity or results of operations.

ASC

Segment Summary

Shipping volumes in 2013 were modestly lower from prior year levels. Additionally, low water levels early in the season and extreme winter conditions late in the year negatively impacted vessel operations. In 2014, we anticipate tonnage and segment profit to improve marginally. In addition, we expect operating conditions to improve compared to the prior year. However, the severe winter and current ice coverage on the Great Lakes may hamper the start of the sailing season.

ASC carried a total of 28.8 million net tons of freight and deployed 13 vessels in 2013 compared to 29.7 million net tons and 14 vessels in 2012. In mid-2011, a strike by the licensed crew represented by the American Maritime Officers (AMO) union resulted in a work stoppage which caused lost tonnage and incremental expenses for vessel lay-up and redeployment.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2013	2012	2011
Revenues
Lease revenue	$4.2	$4.3	$4.2
Marine operating revenue	223.5	239.1	212.2
Total Revenues	227.7	243.4	216.4

Expenses
Maintenance expense	22.9	21.7	19.4
Marine operating expense	151.3	160.3	151.7
Depreciation expense	12.1	11.9	11.3
Operating lease expense	5.2	3.8	—
Other operating expense	—	(0.3)	—
Total Expenses	191.5	197.4	182.4

Other Income (Expense)
Net (loss) gain on asset dispositions	(1.3)	—	1.1
Interest expense, net	(6.2)	(7.1)	(7.7)
Other income (expense)	0.2	(1.4)	(0.1)
Segment Profit	$28.9	$37.5	$27.3

Investment Volume	$11.2	$12.6	$17.4

Segment Profit

Segment profit for 2013 was $8.6 million lower than 2012, primarily due to lower iron ore freight volumes and operating delays. In addition, we recognized an impairment loss in 2013 based upon the decision to scrap an older vessel, which negatively impacted segment results.

Segment profit for 2012 was $10.2 million higher than 2011, primarily due to higher rates and iron ore freight volumes. Additionally, results compared to 2011 were impacted by a labor work stoppage that occurred in the prior year.

Revenues

In 2013, marine operating revenue decreased $15.6 million, primarily due to modestly lower freight volume and lower fuel surcharges. The terms of ASC's contracts provide that a portion of fuel costs may be passed on to our customers. Lower fuel prices in 2013 resulted in reduced fuel surcharges which were substantially offset by a corresponding decrease in marine operating expenses.

In 2012, marine operating revenue increased $26.9 million compared to 2011 primarily due to higher freight volume, particularly iron ore, as well as higher freight rates and fuel surcharges.

Expenses

Maintenance expense in 2013 increased $1.2 million, due to higher vessel repair work. Marine operating expense was $9.0 million lower than prior year, primarily due to fewer operating days and lower fuel expense. Additionally, we operated one less vessel in the current year. Operating lease expense in 2013 and 2012 relates to the lease of ASC's new tug-barge vessel which commenced operation in May 2012.

Maintenance expense in 2012 increased $2.3 million compared to 2011, primarily due to higher repairs on several vessels. Marine operating expense in 2012 was $8.6 million higher than 2011. Higher fuel and crew costs in 2012, primarily due to more vessels operating, more than offset the absence of costs related to the labor work stoppage in 2011.

Other Income (Expense)

Net loss on asset dispositions in the current year of $1.3 million was attributable to an asset impairment charge related to the American Fortitude, a vessel we expect to scrap in early 2014. Interest expense declined due to lower rates. Other income was $0.2 million in the current year compared to $1.4 million of other expense in 2012. The variance was primarily due to litigation settlement costs in the prior year.

In 2011, a gain of $1.1 million was recognized upon the return of a vessel at the end of its lease term. Interest expense in 2012 was lower due to lower rates and the absence of interest on an expired capital lease. Other expense in 2012 primarily consisted of accruals for settlements of ongoing asbestos-related litigation matters.

Investment Volume

ASC's investments in each of 2013, 2012, and 2011 consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management focuses on maximizing the value of its existing portfolio of wholly owned and managed assets, including identifying opportunities to remarket certain assets. Portfolio Management also seeks to maximize value from its joint ventures. Additionally, Portfolio Management selectively invests in domestic marine and container related assets.

Portfolio Management's segment profit is significantly impacted by the contribution of the Rolls-Royce & Partners Finance companies. The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fourteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $52.6 million for 2013, $44.8 million for 2012, and $38.6 million for 2011. While the RRPF affiliates are expected to continue to produce strong operating results and benefit from gains from engine sales, wholly owned marine operations will likely continue to be negatively affected by inconsistent demand and vessel overcapacity in the international shipping markets. The environment for investment in inland marine and container assets continues to be challenging as relatively inexpensive sources of capital are aggressively pursuing these asset classes.

In 2013, we dissolved our Singco and Somargas marine affiliates, with each partner taking direct ownership of five liquefied gas carrying vessels (the "Norgas vessels") with an aggregate value of $151.8 million and recognized a pretax gain of $2.5 million, which is reflected in share of affiliates' earnings. In connection with the dissolution we paid $101.3 million, primarily to satisfy our share of the affiliates' external debt. The vessels continue to operate in a vessel pooling arrangement that our former partner manages.

In 2012, our gas compression equipment leasing affiliate, Enerven Compression, LLC, sold substantially all of its assets. In connection with this disposition we recognized an impairment loss of $14.8 million, which is reflected in share of affiliates' earnings. In 2013, we reversed $1.1 million of the loss due to higher than expected proceeds from the asset sales. The joint venture is in the process of liquidating.

In 2011, our Clipper Fourth affiliates were dissolved. In connection with the dissolutions, we paid $62.1 million, primarily to satisfy our share of the affiliates' outstanding debt and took ownership of six chemical parcel tankers (the "Nordic vessels") with an aggregate value of $88.8 million. Additionally, we recognized an impairment loss of $5.2 million, which is reflected in share of affiliates' earnings.

Portfolio Management's total asset base was $856.9 million at December 31, 2013 compared to $797.4 million at December 31, 2012, and $846.6 million at December 31, 2011. The estimated net book value equivalent of assets managed by Portfolio Management for third parties was $125.3 million at December 31, 2013.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2013	2012	2011
Revenues
Lease revenue	$31.9	$37.6	$44.5
Marine operating revenue	51.6	26.4	17.8
Other revenue	3.7	2.8	2.0
Total Revenues	87.2	66.8	64.3

Expenses
Marine operating expense	38.5	22.1	13.9
Depreciation expense	23.0	21.7	19.1
Operating lease expense	—	0.2	1.4
Other operating expense	2.4	0.9	4.3
Total Expenses	63.9	44.9	38.7

Other Income (Expense)
Net gain on asset dispositions	15.5	19.2	12.6
Interest expense, net	(26.7)	(27.7)	(29.6)
Other income	1.4	3.4	2.8
Share of affiliates' earnings (pretax)	60.9	33.4	36.2
Segment Profit	$74.4	$50.2	$47.6

Investment Volume	$170.5	$83.5	$172.0

Segment Profit

In 2013, segment profit of $74.4 million was $24.2 million higher than the prior year. This increase was driven by higher marine net operating results which includes the Norgas vessels that are now wholly owned, higher RRPF affiliates' earnings and the absence of the Enerven impairment, partially offset by lower lease revenues.

In 2012, segment profit of $50.2 million was $2.6 million higher than 2011. The increase was primarily due to higher net gains on asset dispositions, higher earnings from the RRPF affiliates and lower operating costs. These increases were partially offset by an impairment loss at our Enerven affiliate.

Revenues

Lease revenue was $5.7 million lower in 2013, primarily due to the sale of barges and other equipment in the current year. Marine operating revenue was $25.2 million higher than prior year, primarily due to revenue from the Norgas vessels, which were acquired in April 2013. Other revenue was $0.9 million higher than prior year, primarily due to distributions received from investment funds in 2013.

In 2012, lease revenue was $6.9 million lower than 2011, primarily due to the sale of barges and other equipment. Marine operating revenue was $8.6 million higher than prior year, primarily due to a full year of revenue from the Nordic vessels acquired in 2011. Other income was $0.8 million higher than 2011, primarily due to interest income from new loans.

Expenses

In 2013, marine operating expense was $16.4 million higher than prior year, primarily due to the Norgas vessels acquired in April 2013. Depreciation expense was $1.3 million higher, also due to the Norgas vessels, partially offset by sales of equipment previously on lease. Other operating expense was $1.5 million higher, primarily due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment in the prior year.

In 2012, marine operating expense increased $8.2 million and depreciation expense increased $2.6 million, both primarily due to a full year of operations for the Nordic vessels. Operating lease expense decreased $1.2 million, primarily due to the sale of barges at the end of 2011 and the early termination of a lease in 2012. Other operating expense decreased $3.4 million, primarily due to a $2.6 million decrease in other operating costs for owned and pooled barges and higher reversals of provisions for losses, which were $1.2 million in 2012 and $0.4 million in 2011. In 2012, a reversal was recorded upon the sale of a non-performing leveraged lease investment.

Other Income (Expense)

Net gain on asset dispositions in 2013 was $3.7 million lower than prior year, primarily due to lower residual sharing receipts. Interest expense was $1.0 million lower, primarily due to lower rates. Other income in the prior year was positively impacted by the favorable remeasurement of derivatives.

Share of affiliates' earnings in 2013 was $27.5 million higher, primarily due to the absence of operating losses and an impairment loss at our Enerven affiliate in the prior year. In the current year, our share of RRPF affiliates' earnings of $52.6 million included gains of $17.6 million resulting from the sales of engines. The RRPF affiliates had 403 aircraft engines at the end of 2013 compared to 402 at the end of 2012.

Net gains on asset dispositions in 2012 increased $6.6 million compared to 2011, primarily due to a $5.3 million residual sharing fee from a sale in the managed portfolio and lower asset impairment charges, partially offset by a $2.1 million decrease in gains on the sale of owned equipment. Impairment charges in 2011 were primarily related to a corporate aircraft on lease and a helicopter held for sale. Interest expense decreased $1.9 million, primarily due to lower rates.

In 2012, share of affiliates' earnings was $2.8 million lower than 2011. The variance was significantly impacted by impairment losses and remarketing gains in each year. Earnings in 2012 included impairments and operating losses from the Enerven affiliate of $18.9 million and earnings of $44.8 million from the RRPF affiliates, including $16.7 million of asset remarketing income. Earnings in 2011 included operating and impairment losses from the Clipper Fourth affiliates of $8.5 million, operating losses from the Enerven affiliate of $3.2 million, and earnings from the RRPF affiliates of $38.6 million, including $9.7 million of asset remarketing income.

Investment Volume

Investment volume of $170.5 million in 2013 consisted of a $101.3 million contribution to the Singco and Somargas joint ventures primarily to satisfy our share of the affiliates' debt, $47.9 million for marine vessels and equipment, $14.2 million for investments in loans for dry bulk vessels, and $7.1 million for investments in container assets.

Investment volume in 2012 primarily consisted of $37.0 million for investments in barges and other marine equipment, $29.7 million for investments in affiliates, and $14.9 million for investments in container assets.

Investment volume in 2011 primarily consisted of $113.4 million for investments in affiliates, $31.9 million for investments in senior secured loans, and $26.0 million for investments in barges. The 2011 affiliate investments included $62.1 million related to the wind-up and dissolution of the Clipper Fourth affiliates and $20.4 million for investments in container assets.
OTHER
Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of other for the years ended December 31 (in millions):

	2013	2012	2011
Selling, general and administrative expense	$178.3	$160.2	$155.3
Unallocated interest expense, net	3.8	5.4	4.5
Other income (expense) (including eliminations)	(1.1)	(1.3)	0.3

SG&A, Unallocated Interest and Other

In 2013, SG&A of $178.3 million increased $18.1 million, or 11.3%, from 2012. The increase was primarily due to higher pension and compensation expenses. In 2012, SG&A of $160.2 million increased $4.9 million, or 3.2%, from 2011. The increase was primarily driven by higher compensation and pension expense offset by lower outside services expense. The increases in compensation expense in 2012 and 2013 include the impact of a gradual return to prior staffing levels and historical compensation practices.

Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities.

Other expense and eliminations were immaterial each of 2013, 2012, and 2011.

Consolidated Income Taxes

In 2013, our effective tax rate was 41.2% compared to 18.2% in 2012 and 27.1% in 2011. The current year effective tax rate reflects incremental US and state income taxes of $23.2 million that we incurred on the sale of our investment in AAE. Additionally, we realized foreign tax credit carryforwards of $3.9 million. In 2012, we recognized a $15.5 million benefit attributable to previously unrecognized tax benefits resulting from the expiration of the applicable statute of limitations. Additionally, the 2012 tax provision benefited from the utilization of $13.7 million in foreign tax credits partially offset by $6.3 million of tax expenses associated with foreign dividends repatriated during the year. In 2011, we recognized a $4.8 million benefit from the reversal of accruals associated with the close of a domestic tax audit. Excluding the effects of the AAE gain and the impact of other tax items noted herein, our effective tax rate was 29.1% in 2013, 34.1% in 2012, and 31.5% in 2011. The remaining difference in effective tax rates for each year compared to the US statutory rate was attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates.

Separately, income taxes for our affiliates were $16.5 million in 2013, $2.0 million in 2012, and $8.2 million in 2011. These amounts were favorably impacted by deferred tax benefits of $7.6 million in 2013, $4.6 million in 2012, and $4.1 million in 2011, which were the result of income tax rate reductions enacted in the United Kingdom.

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Assets were $6.5 billion at December 31, 2013, compared to $6.1 billion at December 31, 2012. In addition to the assets we recorded on our balance sheet, we utilized approximately $0.9 billion of off-balance-sheet assets, primarily railcars, which we leased in pursuant to operating lease agreements. The off-balance-sheet assets represent the estimated present value of our committed future operating lease payments.

The following table shows on- and off-balance-sheet assets by segment as of December 31 (in millions):

	2013			2012
	On-Balance-Sheet	Off-Balance-Sheet	Total	On-Balance-Sheet	Off-Balance-Sheet	Total
Rail North America	$3,710.5	$887.9	$4,598.4	$3,601.1	$863.5	$4,464.6
Rail International	1,297.1	—	1,297.1	1,105.8	—	1,105.8
ASC	271.0	16.5	287.5	284.2	21.0	305.2
Portfolio Management	856.9	—	856.9	797.4	—	797.4
Other	414.1	—	414.1	266.9	—	266.9
	$6,549.6	$904.4	$7,454.0	$6,055.4	$884.5	$6,939.9

Gross Receivables

Receivables of $410.1 million at December 31, 2013, increased $48.8 million from December 31, 2012, primarily due to the AAE loan of $91.1 million.

Allowance for Losses

As of December 31, 2013, general allowances for trade receivables were $4.0 million, or 4.9% of rent and other receivables, compared to $3.4 million, or 3.9%, at December 31, 2012. At December 31, 2013 specific allowances of $1.2 million were comparable to prior year.

The following table shows changes in our allowance for losses as of December 31 (in millions):

	2013	2012
Beginning balance	$4.6	$11.8
Provision (reversal) for losses	0.7	(0.6)
Charges to allowance	—	(7.8)
Recoveries and other, including foreign exchange adjustments	(0.1)	1.2
Ending balance	$5.2	$4.6

See "Note 18. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $415.9 million from 2012. The increase was primarily due to new investments of $859.6 million and foreign exchange rate effects of $36.9 million. Those increases were partially offset by depreciation expense of $262.6 million and dispositions of $218.0 million.

Investments in Affiliated Companies

Investments in affiliated companies decreased $147.7 million in 2013, primarily due to dissolution of our Singco and Somargas marine affiliates and the sale of AAE.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2013	2012
Rail North America	$31.4	$46.9
Rail International	2.0	77.2
Portfolio Management	320.9	377.9
	$354.3	$502.0

See "Note 7. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2013 and 2012, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from changes in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2013 and no impairment was indicated.

See "Note 17. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $303.1 million from the prior year, primarily due to long-term debt issuances of $1,146.1 million partially offset by scheduled maturities and principal payments of $602.8 million and net repayment of commercial paper and credit facilities of $251.3 million.

The following table shows the details of our long-term debt issuances in 2013 ($ in millions):

Type of Debt	Term	Interest Rate (1)	Principal Amount
Recourse Unsecured	5.3 Years	2.50% Fixed	$300.0
Recourse Unsecured	5.4 Years	2.38% Fixed	250.0
Recourse Unsecured	10.0 Years	3.90% Fixed	250.0
Recourse Unsecured	7.5 Years	1.91% Floating	132.0
Recourse Unsecured	3.8 Years	1.63% Floating	75.0
Recourse Unsecured	4.9 Years	1.81% Floating	70.0
Recourse Unsecured	4.8 Years	1.81% Floating	35.0
Recourse Unsecured	7.2 Years	1.78% Floating	34.1
			$1,146.1
________

(1)	Floating interest rates at December 31, 2013.

The following table shows the carrying value of our debt by major component, including off-balance-sheet debt, as of December 31, 2013 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$23.6	$23.6
Recourse debt	91.1	3,674.8	3,765.9
Nonrecourse debt	72.6	—	72.6
Capital lease obligations	8.9	—	8.9
Balance sheet debt	172.6	3,698.4	3,871.0
Recourse off-balance-sheet debt (1)	727.6	—	727.6
Nonrecourse off-balance-sheet debt (1)	176.8	—	176.8
	$1,077.0	$3,698.4	$4,775.4
________
(1) Off-balance-sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off-balance-sheet assets.

See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $152.8 million from the prior year, primarily due to $169.3 million of net income, $52.9 million from the effects of post-retirement benefit plan adjustments, $25.8 million of foreign currency translation adjustments due to the balance sheet effects of a weaker US dollar, $22.4 million from changes in unrealized losses on derivative instruments, and $10.5 million from the effects of share-based compensation. These increases were partially offset by $68.6 million of common stock repurchases and $60.3 million of dividends.

See "Note 20. Shareholders’ Equity" in Part II, Item 8 of this Form 10-K.

CASH FLOW DISCUSSION

We generate a significant amount of cash from operating activities and from our investment portfolio. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these sources of cash, along with our available cash balances, to fulfill our debt, lease, and dividend obligations and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.

The timing of asset dispositions and changes in working capital impact cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2013, we had unrestricted cash balances of $379.7 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $400.7 million increased $30.5 million compared to 2012. The increase was primarily driven by higher lease revenue, dividends from affiliates, and other changes in working capital, and was partially offset by higher maintenance and compensation payments.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. Portfolio investments and capital additions of $859.6 million increased $89.6 million compared to 2012. The increase was primarily driven by a $101.3 million contribution to the Singco and Somargas joint ventures prior to dissolution for the repayment of our share of the affiliates' debt, and higher railcar investments. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2013	2012	2011
Rail North America	$502.4	$465.9	$280.5
Rail International	168.5	200.1	140.8
ASC	11.2	12.6	17.4
Portfolio Management (1)	170.5	83.5	172.0
Other	7.0	7.9	3.9
	$859.6	$770.0	$614.6
___________________
(1) Portfolio Management’s investment volume includes $101.3 million related to the Singco and Somargas dissolution in 2013 and $62.1 million related to the Clipper Fourth dissolution in 2011.
Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. The increase in proceeds from sales of operating assets in 2013 compared to 2012 was primarily due to higher equipment sales and capital distributions from affiliated companies. Proceeds in 2012 included $82.5 million from the sale of leveraged lease investments. The increase in capital distributions from affiliates in 2012 compared to 2011 was primarily due to the sale of affiliate vessels and railcars.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2013	2012	2011
Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$16.6	$13.8	$24.1
Loan principal received	13.5	4.2	2.2
Proceeds from sales of operating assets	285.9	235.3	114.8
Other investment distributions and sales of securities	—	3.7	0.2
Capital distributions from affiliates	68.1	30.6	6.1
Other portfolio proceeds	1.2	1.3	6.7
	$385.3	$288.9	$154.1

Other Investing Activity

Proceeds from sales of other assets for all periods primarily related to railcar scrapping. Rail North America completed sale-leasebacks for 710 railcars in 2013 and 1,062 railcars in 2012. Separately, Rail North America acquired 2,967 railcars in 2013, 47 railcars in 2012, and 2,721 railcars in 2011 that were previously leased in.

Our restricted cash is primarily contractually required cash amounts we maintain for four wholly owned bankruptcy-remote, special purpose corporations. Prior to 2012, restricted cash also included escrowed funds subject to a litigation matter in Europe. The special purpose corporations were formed in prior years to finance railcars on a structured, nonrecourse basis. Changes in restricted cash largely represent the net change in the cash we maintain for the special purpose corporations that result from their operating and financing activities. Additionally, in 2011, we disbursed approximately $8.0 million of restricted cash to settle the litigation matter in Europe. We expect our contributions to restricted cash to limit payment shortfalls in the future, thus preventing interest and penalties that might otherwise be incurred under the terms of the applicable financing arrangements.

The following table shows other investing activity for the years ended December 31 (in millions):

	2013	2012	2011
Purchases of leased-in assets	$(61.4)	$(1.3)	$(61.1)
Proceeds from sales of other assets	32.3	28.4	42.2
Proceeds from sale-leasebacks	90.7	104.9	—
Net increase in restricted cash	9.5	5.5	21.4
	$71.1	$137.5	$2.5

Net Cash provided by Financing Activities

The following table shows net cash provided by (used in) financing activities for the years ended December 31 (in millions):

	2013	2012	2011
Net proceeds from issuances of debt (original maturities longer than 90 days)	$1,132.2	$445.2	$790.3
Repayments of debt (original maturities longer than 90 days)	(602.8)	(671.2)	(312.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(251.3)	243.3	(85.0)
Payments on capital lease obligations	(2.4)	(3.0)	(18.5)
Stock repurchases (1)	(68.6)	—	—
Cash dividends	(60.5)	(58.8)	(56.0)
Other	2.5	4.6	5.2
	$149.1	$(39.9)	$323.2
________
(1) In 2013, we purchased 1,358,688 shares of common stock for $68.6 million, which completed our $200 million repurchase authorization approved in 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our investments and meet our debt, lease, and dividend obligations using our available cash balances, as well as cash generated from operating activities, sales of assets, commercial paper issuances, committed revolving credit facilities, distributions from affiliates, and issuances of secured and unsecured debt. We primarily use cash from operations and commercial paper issuances to fund daily operations. We use both domestic and international capital markets and banks to meet our debt financing needs.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at December 31, 2013 (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Recourse debt	$3,768.9	$376.7	$557.7	$653.7	$427.0	$514.0	$1,239.8
Nonrecourse debt	73.1	57.1	9.0	7.0	—	—	—
Commercial paper and credit facilities	23.6	23.6	—	—	—	—	—
Capital lease obligations	10.0	3.1	3.1	2.7	1.1	—	—
Recourse operating leases (1)	965.2	142.9	131.3	108.0	95.7	87.1	400.2
Nonrecourse operating leases (2)	196.5	130.5	11.1	8.1	9.5	9.0	28.3
Portfolio investments (3)	1,081.4	497.7	392.7	144.7	39.6	6.7	—
	$6,118.7	$1,231.6	$1,104.9	$924.2	$572.9	$616.8	$1,668.3
__________
(1) 2014 payments include $32.2 million related to our contractual commitment to purchase 1,308 railcars at the end of the lease term.
(2) 2014 payments include $119.0 million related to an option we exercised to purchase 3,275 railcars.
(3) Primarily railcar purchase commitments.

The following table shows our contractual cash receipts arising from future payments on loans, future lease payments from finance leases, and future rental receipts from noncancelable operating leases as of December 31, 2013 (in millions):

	Contractual Cash Receipts by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Finance leases	$270.2	$33.0	$31.7	$28.6	$27.1	$25.7	$124.1
Operating leases	3,474.8	877.0	702.5	536.9	400.1	299.3	659.0
Loans	122.7	98.3	6.3	6.1	3.2	8.8	—
Total	$3,867.7	$1,008.3	$740.5	$571.6	$430.4	$333.8	$783.1

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2013	2012	2011
Principal sources of cash
Net cash provided by operating activities	$400.7	$370.2	$306.8
Portfolio proceeds	385.3	288.9	154.1
Other asset sales	32.3	28.4	42.2
Proceeds from sale-leasebacks	90.7	104.9	—
Proceeds from issuance of debt, commercial paper, and credit facilities	1,132.2	688.5	790.3
	$2,041.2	$1,480.9	$1,293.4
Principal uses of cash
Portfolio investments and capital additions	$(859.6)	$(770.0)	$(614.6)
Repayments of debt, commercial paper, and credit facilities	(854.1)	(671.2)	(397.8)
Purchases of leased-in assets	(61.4)	(1.3)	(61.1)
Payments on capital lease obligations	(2.4)	(3.0)	(18.5)
Stock repurchases	(68.6)	—	—
Cash dividends	(60.5)	(58.8)	(56.0)
	$(1,906.6)	$(1,504.3)	$(1,148.0)

2014 Liquidity Outlook

We expect that we will be able to meet our contractual obligations for 2014 using our available cash at December 31, 2013, as well as a combination of cash we expect to receive from operations, portfolio proceeds, and our revolving credit facilities. Additionally, we anticipate that portfolio investments in 2014 will likely exceed contractual commitments as we expect to opportunistically pursue other strategic investments. However, changes in the economic environment or capital markets could adversely impact our liquidity position, and we can not provide assurance that our sources of cash will be adequate to fund our operations and contractual commitments.

Short-Term Borrowings

We primarily use short-term borrowings as a source of working capital and to temporarily fund differences between our operating cash flows and portfolio proceeds, and our capital investments and debt maturities. We do not maintain or target any particular level of short-term borrowings on a permanent basis. Rather, we will temporarily utilize short-term borrowings at levels we deem appropriate until we decide to pay down these balances using proceeds from a long-term debt issuance.

The following table shows additional information regarding our short-term borrowings as of December 31, 2013:

	North America (1)	Europe (2)
Balance as of December 31 (in millions)	$—	$23.6
Weighted average interest rate	n/a	0.8%
Euro/Dollar exchange rate	n/a	1.37

Average monthly amount outstanding during year (in millions)	$24.6	$67.0
Weighted average interest rate	0.3%	1.5%
Average Euro/Dollar exchange rate	n/a	1.33

Average monthly amount outstanding during 4th quarter (in millions)	$—	$22.8
Weighted average interest rate	—%	1.7%
Average Euro/Dollar exchange rate	n/a	1.36

Maximum month-end amount outstanding (in millions)	$90.0	$137.9
Euro/Dollar exchange rate	n/a	1.32
__________

(1)	Short-term borrowings in North America are comprised of commercial paper issued in the US.

(2)	Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US that matures in April 2018, which replaced our $560 million facility. The covenants in the new facility are substantially unchanged from the prior facility. As of December 31, 2013, the full $575 million was available under the facility.

Restrictive Covenants

Our $575 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2013, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2013, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

As of December 31, 2013, the indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur to $1,165.8 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2013, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries (collectively, "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2013, the maximum amount that GRE could transfer to us without violating its covenants was $87.3 million, therefore implying the loan covenants restrict $447.5 million of subsidiary net assets. At December 31, 2013, GRE was in compliance with all covenants and conditions of these loan agreements.

Another subsidiary’s financing that is guaranteed by us contains various restrictive covenants, including covenants that require us to maintain a defined net worth and a fixed charge coverage ratio. This fixed charge coverage ratio covenant is less restrictive than the covenant in our revolving credit facility.

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2013, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During the third quarter 2013, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Commercial Commitments

We have entered into various commercial commitments, such as guarantees and standby letters of credit, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments at December 31, 2013 (in millions):

	Amount of Commitment Expiration by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Asset residual value guarantees	$5.6	$5.6	$—	$—	$—	$—	$—
Lease payment guarantees	34.8	6.3	6.4	7.1	10.2	2.8	2.0
Standby letters of credit and bonds	9.4	9.4	—	—	—	—	—
	$49.8	$21.3	$6.4	$7.1	$10.2	$2.8	$2.0

Asset residual value guarantees are commitments to third parties that an asset or group of assets will be worth a specified value at the end of a lease term. We earn a fee for providing these guarantees, which we amortize into income over the guarantee period. If the assets are disposed of for more than the amount we guaranteed, we receive a share of the proceeds in excess of the guaranteed amount. We record these residual sharing gains in our net gain on asset dispositions. If the net realizable value of the asset is less than the guaranteed amount, we incur a liability for the amount we guaranteed less the value realized from the asset's disposal.

Lease payment guarantees are commitments to financial institutions to make lease payments for a third party in the event they default. We reduce any liability that may result from these guarantees by the value of the underlying asset or group of assets.

We are also parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

Defined Benefit Plan Contributions

In 2013, we contributed $5.7 million to our defined benefit pension plans and other post-retirement benefit plans. In 2014, we expect to contribute approximately $6.1 million. As of December 31, 2013, our funded pension plans were 107% overfunded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $8.1 million to the plan in 2013 and recognized that amount as marine operating expense. We expect our 2014 contributions to approximate 2013 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year.

See "Note 11. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common and Preferred Stock Repurchases

Our board of directors authorized a $200 million stock repurchase program on January 23, 2008, and as of December 31, 2012, $68.6 million was available under the repurchase authorization. In 2013, we purchased 1,358,688 shares for $68.6 million, which completed the $200 million repurchase authorization. Subsequent to December 31, 2013, our board of directors authorized a new $250 million stock repurchase program. The timing of share repurchases will be dependent on market conditions and other factors.

In 2013, we either converted or redeemed all 15,567 outstanding shares of our $2.50 cumulative convertible preferred stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP, which requires us to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, as well as information in the related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators, and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Operating Assets

We state operating assets, including assets acquired under capital leases, at cost and depreciate them over their estimated economic useful lives to an estimated residual value using the straight-line method. We determine the economic useful life based on our estimate of the period over which the asset will generate revenue. For the majority of our operating assets, the economic useful life is greater than thirty years. The residual values are based on historical experience and economic factors. We periodically review the appropriateness of our estimates of useful lives and residual values based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable. We measure the recoverability of assets we expect to hold and use by comparing the carrying amount of an asset to its estimated future net cash flows. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we record an impairment loss equal to the excess of the asset’s carrying amount over its estimated fair value. We base our estimates of fair value on discounted future cash flows, and supplement those estimates with independent appraisals and market comparables when available.

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or capital lease. Our lease classification analysis relies on certain assumptions that require significant judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which would change the way the lease transaction impacts our financial position and results of operations.

Impairment of Investments in Affiliated Companies

We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that their value may have declined. If management determines that indicators of impairment are present for an investment, we perform an analysis to estimate the fair value of that investment. Active markets do not typically exist for our affiliate investments and as a result, we may estimate fair value using discounted cash flow analysis at the investee level, price-earnings ratios based on comparable businesses, or other valuation techniques that are appropriate for the particular circumstances of the affiliate. For all fair value estimates, we use observable inputs whenever possible and appropriate.

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the investment's near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value.

Impairment of Goodwill

We review the carrying amount of our goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires us to make certain judgments to determine the assumptions we use in the calculation. The first step requires us to estimate the fair value of each reporting unit, which we determine using a discounted cash flow model. We base our estimates of the future cash flows on revenue and expense forecasts and include assumptions for future growth. When estimating the fair value of the reporting unit, we also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. We then compare our estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds its implied fair value, we record an impairment loss for the amount the carrying amount of the goodwill exceeds its implied fair value.

Pension and Post-Retirement Benefits Assumptions

We use actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs.The discount rate and the expected return on plan assets are two critical assumptions that influence the plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends, and the rate of compensation increases.

We use the discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds with durations similar to the projected benefit obligation. We base the expected long-term rate of return on plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We evaluate these critical assumptions annually and make adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan obligations.

See "Note 11. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information regarding these assumptions.

Share-Based Compensation

We grant equity awards to certain employees and non-employee directors in the form of stock appreciation rights, restricted stock, performance shares, and phantom stock. We recognize compensation expense for these awards on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. We use the Black-Scholes options valuation model to calculate the grant date fair value of stock appreciation rights. This model requires us to make certain assumptions, some of which are highly subjective, that affect the amount of compensation expense we will record. The assumptions we use in the model include the expected stock price volatility (based on the historical volatility of our stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior), and the dividend equivalents we expect to pay during the estimated life of the equity award since our stock appreciation rights are dividend participating. We base the fair value of other equity awards on our stock price on the grant date.

See "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Income Taxes

Our operations are subject to taxes in the US, various states, and foreign countries, and as result, we may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that we presume the relevant tax authority will examine uncertain income tax positions. We must determine whether, based on the technical merits of our position, it is more likely than not that our uncertain income tax positions will be sustained by taxing authorities upon examination, which may include related appeals or litigation processes. We must then evaluate income tax positions that meet the more likely than not recognition threshold to determine the probable amount of benefit we would recognize in the financial statements. Establishing accruals for uncertain tax benefits requires us to make estimates and assessments with respect to the ultimate outcome of tax audit issues for amounts recorded in the financial statements. The ultimate resolution of uncertain tax benefits may differ from our estimate, potentially impacting our financial position, results of operations, or cash flows.

We evaluate the need for a deferred tax asset valuation allowance by assessing the likelihood we will realize deferred tax assets, including net operating loss and tax credit carryforward benefits, in the future. Our assessment of whether a valuation allowance is required involves judgment, including forecasting future taxable income and evaluating tax planning initiatives, if applicable.

Our tax provision does not include taxes on undistributed earnings of foreign subsidiaries as we intend to permanently reinvest such earnings in those foreign operations. If, in the future, these earnings are repatriated to the US, or if we expect such earnings to be repatriated, a provision for additional taxes may be required.

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See "Note 2. Accounting Changes" in Part II, Item 8 of this Form 10-K for a summary of new accounting pronouncements that may impact our business.

NON-GAAP FINANCIAL MEASURES

We compute some financial measures using non-GAAP components, as defined by the SEC. These measures are not in accordance with, or a substitute for, GAAP and our financial measures may be different from non-GAAP financial measures used by other companies.
We have provided a reconciliation of our non-GAAP components to the most directly comparable GAAP components. We include these non-GAAP financial measures to provide additional information and insight into our operating results and financial position. We use these measures in analyzing our financial performance from period to period and when making compensation decisions.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

We disclose total on- and off-balance-sheet assets because a significant portion of our rail fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.

The following table shows total on- and off-balance-sheet assets (in millions):

	2013	2012	2011	2010
Consolidated on-balance-sheet assets	$6,549.6	$6,055.4	$5,857.5	$5,442.4
Off-balance-sheet assets:
Rail North America	887.9	863.5	884.5	968.1
ASC	16.5	21.0	—	—
Portfolio Management	—	—	2.6	3.4
Total On- and Off-Balance Sheet Assets	$7,454.0	$6,939.9	$6,744.6	$6,413.9
Shareholders’ Equity	$1,397.0	$1,244.2	$1,127.3	$1,113.7

We exclude the effects of tax adjustments and other items when we present return on equity, net income, and diluted earnings per share. We exclude these items to provide a more meaningful comparison of financial performance between years and to provide transparency in our operating results.

The following tables show our net income and diluted earnings per share excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2013	2012	2011
Net income, as reported	$169.3	$137.3	$110.8
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	23.2	—	—
Foreign tax credit carryforward (2)	(3.9)	(4.6)	—
Income tax rate changes (3)	—	0.7	—
Tax benefits upon close of tax audits	—	(15.5)	(4.8)
Litigation recoveries, no tax effect (4)	—	—	(3.2)
Leveraged lease adjustment, net of tax (5)	—	—	(3.5)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	(9.3)	—	—
Interest rate swaps at AAE, net of taxes (6)	(6.9)	20.5	(0.2)
Income tax rate changes (3)	(7.6)	(4.6)	(4.1)
Net income, excluding tax adjustments and other items	$164.8	$133.8	$95.0

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2013	2012	2011
Diluted earnings per share, as reported	$3.59	$2.88	$2.35
Impact of tax adjustments and other items	(0.09)	(0.07)	(0.34)
Diluted earnings per share, excluding tax adjustments and other items	$3.50	$2.81	$2.01

________
(1) Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.
(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Deferred tax adjustments due to an enacted statutory rate increase in Ontario in 2012 and statutory rate decreases in the United Kingdom for each of 2013, 2012, and 2011.
(4) Represents an accrual reversal resulting from the favorable resolution of a litigation matter.
(5) Represents income on a leveraged lease adjustment.
(6) Represents realized and/or unrealized gains/losses on AAE interest rate swaps.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial results. To manage these risks we may enter into certain derivative transactions, principally interest rate swaps, Treasury rate locks, options and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. We do not hold or issue derivative financial instruments for speculative purposes.

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt instruments in relation to our floating rate investments. Based on our floating rate debt instruments at December 31, 2013, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $7.4 million in 2014. Comparatively, at December 31, 2012, a hypothetical 100 basis point increase in interest rates would have resulted in a $8.3 million increase in after-tax interest expense in 2013. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the US dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the US dollar in terms of the Euro, Canadian dollar, and Polish zloty. Based on 2013 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2013, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would decrease after-tax income in 2014 by $8.7 million. Comparatively, based on 2012 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2012, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would have decreased after-tax income in 2013 by $0.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 2013 and 2012, and the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2014

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2013	2012
Assets
Cash and Cash Equivalents	$379.7	$234.2
Restricted Cash	20.3	29.7
Receivables
Rent and other receivables	80.1	88.4
Loans	122.7	27.2
Finance leases	207.3	245.7
Less: allowance for losses	(5.2)	(4.6)
	404.9	356.7

Operating Assets and Facilities ($123.3 and $123.1 related to a consolidated VIE)	7,390.7	6,855.2
Less: allowance for depreciation ($30.3 and $24.7 related to a consolidated VIE)	(2,320.4)	(2,200.8)
	5,070.3	4,654.4
Investments in Affiliated Companies	354.3	502.0
Goodwill	94.6	91.7
Other Assets	225.5	186.7
Total Assets	$6,549.6	$6,055.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$159.6	$177.4
Debt
Commercial paper and borrowings under bank credit facilities	23.6	273.6
Recourse	3,765.9	3,152.4
Nonrecourse ($25.4 and $35.1 related to a consolidated VIE)	72.6	130.6
Capital lease obligations	8.9	11.3
	3,871.0	3,567.9
Deferred Income Taxes	891.4	783.0
Other Liabilities	230.6	282.9
Total Liabilities	5,152.6	4,811.2

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,349,906 and 66,021,444 Outstanding shares — 45,868,698 and 46,898,924	41.3	41.2
Additional paid in capital	668.9	658.5
Retained earnings	1,358.4	1,249.4
Accumulated other comprehensive loss	(42.7)	(144.6)
Treasury stock at cost (20,481,208 and 19,122,520 shares)	(628.9)	(560.3)
Total Shareholders’ Equity	1,397.0	1,244.2
Total Liabilities and Shareholders’ Equity	$6,549.6	$6,055.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2013	2012	2011
Revenues
Lease revenue	$975.2	$917.0	$900.1
Marine operating revenue	275.1	265.5	230.0
Other revenue	70.7	60.7	61.3
Total Revenues	1,321.0	1,243.2	1,191.4
Expenses
Maintenance expense	294.0	269.7	277.6
Marine operating expense	189.8	182.4	165.6
Depreciation expense	255.0	237.4	226.5
Operating lease expense	129.4	130.2	132.0
Other operating expense	26.1	24.2	27.8
Selling, general and administrative expense	178.3	160.2	155.3
Total Expenses	1,072.6	1,004.1	984.8
Other Income (Expense)
Net gain on asset dispositions	85.6	79.5	65.8
Interest expense, net	(166.6)	(166.6)	(168.9)
Other (expense) income	(8.4)	(8.2)	4.1
Income before Income Taxes and Share of Affiliates’ Earnings	159.0	143.8	107.6
Income Taxes	(65.5)	(26.1)	(29.2)
Share of Affiliates’ Earnings, Net of Taxes	75.8	19.6	32.4
Net Income	$169.3	$137.3	$110.8
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	25.8	25.0	(39.6)
Unrealized gain (loss) on securities	0.8	0.2	(0.2)
Unrealized gain (loss) on derivative instruments	22.4	11.7	(0.5)
Post-retirement benefit plans	52.9	(12.4)	(18.8)
Other comprehensive income (loss)	101.9	24.5	(59.1)
Comprehensive Income	$271.2	$161.8	$51.7

Share Data
Basic earnings per share	$3.64	$2.93	$2.39
Average number of common shares	46.4	46.8	46.4

Diluted earnings per share	$3.59	$2.88	$2.35
Average number of common shares and common share equivalents	47.1	47.6	47.2

Dividends declared per common share	$1.24	$1.20	$1.16

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2013	2012	2011
Operating Activities
Net income	$169.3	$137.3	$110.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	267.8	249.4	238.5
Share-based compensation	13.1	12.2	11.0
Asset impairment charges	5.9	5.0	6.8
Gains on sales of assets	(80.7)	(61.4)	(70.1)
Deferred income taxes	53.6	24.4	22.7
Share of affiliates’ earnings, net of dividends	(41.4)	15.5	(3.2)
Change in income taxes payable	4.5	(9.4)	9.1
Change in accrued operating lease expense	(7.7)	(11.0)	(7.6)
Employee benefit plans	7.5	0.8	(5.3)
Other	8.8	7.4	(5.9)
Net cash provided by operating activities	400.7	370.2	306.8
Investing Activities
Additions to operating assets and facilities	(744.1)	(739.3)	(466.4)
Loans extended	(14.2)	(1.0)	(31.9)
Investments in affiliates	(101.3)	(29.7)	(116.2)
Other	—	—	(0.1)
Portfolio investments and capital additions	(859.6)	(770.0)	(614.6)
Purchases of leased-in assets	(61.4)	(1.3)	(61.1)
Portfolio proceeds	385.3	288.9	154.1
Proceeds from sales of other assets	32.3	28.4	42.2
Proceeds from sale-leasebacks	90.7	104.9	—
Net decrease in restricted cash	9.5	5.5	21.4
Net cash used in investing activities	(403.2)	(343.6)	(458.0)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,132.2	445.2	790.3
Repayments of debt (original maturities longer than 90 days)	(602.8)	(671.2)	(312.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(251.3)	243.3	(85.0)
Payments on capital lease obligations	(2.4)	(3.0)	(18.5)
Stock repurchases	(68.6)	—	—
Dividends	(60.5)	(58.8)	(56.0)
Other	2.5	4.6	5.2
Net cash provided by (used in) financing activities	149.1	(39.9)	323.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.1)	(0.9)	(2.1)
Net increase (decrease) in Cash and Cash Equivalents during the year	145.5	(14.2)	169.9
Cash and Cash Equivalents at beginning of year	234.2	248.4	78.5
Cash and Cash Equivalents at end of year	$379.7	$234.2	$248.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2013	2013	2012	2012	2011	2011
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	66.0	$41.2	65.8	$41.1	65.5	$40.9
Issuance of common stock	0.3	0.1	0.2	0.1	0.3	0.2
Balance at end of year	66.3	41.3	66.0	41.2	65.8	41.1
Treasury Stock
Balance at beginning of year	(19.1)	(560.3)	(19.1)	(560.3)	(19.1)	(560.3)
Stock repurchases	(1.4)	(68.6)	—	—	—	—
Balance at end of year	(20.5)	(628.9)	(19.1)	(560.3)	(19.1)	(560.3)
Additional Paid In Capital
Balance at beginning of year		658.5		644.4		626.2
Convertible debt conversions		—		—		—
Share-based compensation effects		9.3		11.2		11.8
Issuance of common stock		1.1		2.9		6.4
Balance at end of year		668.9		658.5		644.4
Retained Earnings
Balance at beginning of year		1,249.4		1,171.2		1,116.9
Net income		169.3		137.3		110.8
Dividends declared		(60.3)		(59.1)		(56.5)
Balance at end of year		1,358.4		1,249.4		1,171.2
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		(144.6)		(169.1)		(110.0)
Other comprehensive income (loss)		101.9		24.5		(59.1)
Balance at end of year		(42.7)		(144.6)		(169.1)
Total Shareholders’ Equity		$1,397.0		$1,244.2		$1,127.3

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

NOTE 2. Accounting Changes
Accumulated Other Comprehensive Income (Loss)
In January 2013, the Financial Accounting Standards Board issued authoritative accounting guidance that requires companies to present and disclose the effects of significant amounts reclassified out of accumulated other comprehensive income (loss) on components of net income. The guidance is effective for periods beginning after December 31, 2012. Application of the new guidance did not impact our financial position, results of operations, or cash flows.
See "Note 10. Fair Value Disclosure," "Note 11. Pension and Other Post-Retirement Benefits," and "Note 21. Accumulated Other Comprehensive Income (Loss)" for the applicable disclosures.

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with US GAAP. Certain prior year amounts may have been reclassified to conform to the 2013 presentation.

Use of Estimates

Preparing financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts we report. We regularly evaluate our estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from our estimates.

Consolidation

Our consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we have a controlling financial interest and variable interest entities for which we are the primary beneficiary. We have eliminated intercompany transactions and balances. Our consolidated subsidiaries include the following wholly owned, bankruptcy-remote special purpose corporations that finance and lease railcars: General American Railcar Corporation, General American Railcar Corporation II, General American Railcar Corporation III, General American Marks Company, and GARC LLC. The debt and lease obligations of these special purpose corporations are nonrecourse to us, and their assets are available first to satisfy claims of their creditors.

Investments in Affiliates

We use the equity method to account for investments in joint ventures and other unconsolidated entities if we have the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, we record our initial investments in these entities at cost and subsequently adjust the investment for our share of the affiliates’ undistributed earnings (losses), and distributions. We include loans to and from affiliates as part of our investment in the affiliate and include interest on any such loans in our share of the affiliates’ earnings. We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If we determine an investment is impaired on an other-than-temporary basis, we record a loss equal to the difference between the fair value of the investment and its carrying value. See "Note 7. Investments in Affiliated Companies."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities

We evaluate whether an entity is a variable interest entity based on the sufficiency of the entity’s equity and by determining whether the equity holders have the characteristics of a controlling financial interest. To determine if we are the primary beneficiary of a variable interest entity, we assess whether we have the power to direct the activities that most significantly impact the economic performance of the entity as well as the obligation to absorb losses or the right to receive benefits that may be significant to the entity. These determinations are both qualitative and quantitative, and they require us to make judgments and assumptions about the entity’s forecasted financial performance and the volatility inherent in those forecasted results. We evaluate new investments for variable interest entity determination and regularly review all existing entities for events that may result in an entity becoming a variable interest entity or us becoming the primary beneficiary of an existing variable interest entity. See "Note 8. Variable Interest Entities."

Fair Value Measurements

Fair value is the price that a market participant would receive to sell an asset or pay to transfer a liability in an orderly transaction at the measurement date. We classify fair value measurements according to the three-level hierarchy defined by GAAP, and those classifications are based on our judgment about the reliability of the inputs we use in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and may include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. For assets or liabilities with a specified contractual term, Level 2 inputs must be observable for substantially the full term of that asset or liability. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Fair value measurements classified as Level 3 typically rely on pricing models and discounted cash flow methodologies, both of which require significant judgment. See "Note 10. Fair Value Disclosure."

Cash and Cash Equivalents

We classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to contractually required cash amounts we maintain for four wholly owned bankruptcy-remote, special purpose corporations.

Operating Assets and Facilities

We state operating assets, facilities, and capitalized improvements at cost. We include assets we acquire under capital leases in operating assets, and we record the related obligations as liabilities. We depreciate operating assets and facilities over their estimated useful lives or lease terms to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

Railcars	30–38 years
Locomotives	10–20 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Marine vessels	30–65 years
Other equipment	5–30 years

We review long-lived assets for impairment whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Classification

We determine the classification of a lease at its inception. If the provisions of the lease subsequently change, other than by renewal or extension, we evaluate whether that change would have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. See "Note 5. Leases."

Operating Leases

We offer full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to executory costs, such as maintenance, insurance, and ad valorem taxes in that pricing. We do not offer stand-alone maintenance service contracts and are unable to separate executory costs from full-service lease revenue based on observable data. We recognize operating lease revenue, including amounts related to executory costs, on a straight-line basis over the term of the underlying lease. As a result, we may not recognize lease revenue in the same period as maintenance and other executory costs, which we expense as incurred. See "Note 5. Leases."

Finance Leases

For finance leases, we record a gross lease payment receivable and an estimated residual value, net of unearned income. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Gross lease payment receivables are the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. We review our estimates of residual values annually or whenever circumstances indicate that residual values may have declined. Other-than-temporary declines in value are recognized as impairments. Initial unearned income is the amount that the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset. We amortize unearned income to lease revenue using the interest method, which produces a constant yield over the lease term. We also defer the initial direct costs related to our direct finance leases and amortize those costs over the lease term as an adjustment to lease revenue.

We regularly review the finance lease portfolio and classify finance leases as non-performing if it is probable that we will be unable to collect all amounts due under the lease. We generally stop accruing income on non-performing finance leases until all contractual payments are current. We apply payments we receive for non-performing finance leases to the lease payment receivable. See "Note 5. Leases."

Loans

We record loans at their principal amount outstanding adjusted for allowances, deferred fees, unamortized premiums or discounts, and accrued interest. We review the loan portfolio regularly and classify a loan as impaired when it is probable that we will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, we generally measure impairment as the amount the carrying value of the loan exceeds the expected repayments, including any value attributable to underlying collateral. We do not typically recognize interest income on impaired loans until the loan has been paid to contractually current status. We offset loan origination fees by the related direct loan origination costs for a given loan and amortize the net amount of those costs over the term of the loan as an adjustment to interest income. See "Note 6. Loans."

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. We base our loss reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts. We evaluate reserve estimates for loans and finance lease receivables on a customer-specific basis, considering each customer's particular credit situation. We also consider the factors we use to evaluate rent and other receivables, which are outlined above. We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2013. We believe that the allowance is adequate to cover losses inherent in our reservable assets as of December 31, 2013. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired.  We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or during interim periods if impairment indicators are present. If the carrying amount of the applicable reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We record an impairment loss if the carrying amount of goodwill exceeds its implied fair value. The fair values of our reporting units are determined using discounted cash flow models. See "Note 17. Goodwill."

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes.We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, however, we have not recognized a tax benefit in the financial statements for those items. We include our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 13. Income Taxes."

Derivatives

We use derivatives, such as interest rate swap agreements, Treasury rate locks, options, and currency forwards, to hedge our exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. We formally designate derivatives that meet specific accounting criteria as qualifying hedges at inception. These criteria require us to have the expectation that the derivative will be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure, both at the inception of the hedging relationship and on an ongoing basis.

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in earnings. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we do not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 10. Fair Value Disclosure."

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). See "Note 11. Pension and Other Post-Retirement Benefits."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). We also remeasure non-US dollar functional currency denominated assets and liabilities, and we record these remeasurements net of related hedges in other expense during the periods in which they occur. Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities were immaterial in each of 2013, 2012, and 2011.

Environmental Liabilities

We record accruals for environmental remediation costs at sites relating to past or discontinued operations when they are probable and when we can reasonably estimate the expected costs. We record adjustments to initial estimates as necessary. Since these accruals are based on estimates, actual environmental remediation costs may differ. We expense or capitalize environmental remediation costs related to current or future operations as appropriate. See "Note 23. Legal Proceedings and Other Contingencies."

Marine Operating Revenue

We recognize marine operating revenue as we perform shipping services, and we allocate revenue among reporting periods based on the relative transit time in each reporting period for shipments in process.

Other Revenue

We include customer liability repair revenue, fee income, interest on loans, and other miscellaneous revenues in other revenue. We recognize these revenues when earned, which, in the case of management fees we receive from affiliates, is when we perform the related services.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts. We defer debt issuance costs and discounts and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income was $1.2 million in 2013, $1.9 million in 2012, and $0.7 million in 2011.

Operating Lease Expense

We classify leases of certain railcars and other assets and facilities, such as maintenance facilities and equipment, as operating leases. We record the lease expense associated with these leases on a straight-line basis. We defer gains and financing costs associated with sale-leasebacks and amortize those gains and costs as a component of operating lease expense over the related leaseback term. We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 5. Leases."

Maintenance and Repair Costs

We expense maintenance and repair costs as incurred. We capitalize certain costs incurred in connection with planned major maintenance activities if those activities improve the asset or extend its useful life. We depreciate those capitalized costs over the estimated useful life of the improvement. We capitalize required regulatory survey costs for vessels and amortize those costs over the applicable survey period, which is generally five years.

ASC Expense Seasonality

ASC's sailing season runs from April 1 to December 31 of each year. We defer certain indirect expenses incurred prior to the beginning of the sailing season, such as winter maintenance, insurance, operating lease expense, and depreciation and amortize them ratably over the sailing season.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense net of estimated forfeitures over the requisite service period. Forfeiture rates at grant date are initially based on historical experience and are adjusted in subsequent periods if actual experience differs from the estimate. We record a final adjustment when those awards vest. See "Note 12. Share-Based Compensation."

Net Gain on Asset Dispositions

Net gain on disposition includes gains on sales of operating assets and residual sharing income, which we also refer to as asset remarketing income; non-remarketing disposition gains, primarily from scrapping of railcars; and asset impairment losses. We recognize disposition gains, including non-remarketing gains, upon completion of the sale or scrapping of operating assets. Residual sharing income includes fees we receive from the sale of managed assets and assets subject to residual value guarantees, and we recognize these fees upon completion of the underlying transactions.

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions) :

	2013	2012	2011
Disposition gains	$60.0	$42.7	$40.4
Residual sharing income	10.8	22.6	5.2
Non-remarketing disposition gains	20.7	19.2	27.0
Asset impairment losses	(5.9)	(5.0)	(6.8)
Net Gain on Asset Dispositions	$85.6	$79.5	$65.8

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2013	2012	2011
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$148.7	$162.3	$152.7
Income taxes paid (refunded), net	7.4	11.1	(2.8)
________

(1)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

	2013	2012	2011
Noncash Investing Transactions (in millions)
Distributions from affiliates (1)	$174.7	$—	$88.8
Portfolio proceeds (2)	91.1	—	—
________

(1)
In 2013, we received five vessels and related working capital with a fair value of $151.8 million in connection with our disposition of the Singco and Somargas joint ventures. Additionally, we received distributions of 640 railcars with a fair value of $22.9 million from our Southern Capital affiliate. In 2011, we received six vessels with a fair value of $88.8 million in connection with our disposition of the Clipper Fourth Limited and Clipper Fourth APS affiliates.

(2)	Proceeds from the sale of our interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) included receipt of a $91.1 million note.
For additional information see "Note 7. Investments in Affiliated Companies."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2013	2012
Total contractual lease payments receivable	$270.2	$327.3
Estimated unguaranteed residual value of leased assets	79.8	86.9
Unearned income	(142.7)	(168.5)
Finance leases	$207.3	$245.7

Leveraged lease revenue

Revenue from leveraged leases (net of taxes) was $0.0 million in 2013, $0.2 million in 2012, and $4.6 million in 2011.

Usage rents

We base lease revenue for certain operating leases on equipment usage. Lease revenue from such usage rents was $21.3 million in 2013, $18.2 million in 2012, and $13.7 million in 2011.

Initial direct costs

Deferred initial direct costs related to direct financing leases were $0.4 million at December 31, 2013 and $0.8 million, at December 31, 2012.

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2013 (in millions):

	Finance Leases	Operating Leases (1)	Total
2014	$33.0	$877.0	$910.0
2015	31.7	702.5	734.2
2016	28.6	536.9	565.5
2017	27.1	400.1	427.2
2018	25.7	299.3	325.0
Years thereafter	124.1	659.0	783.1
	$270.2	$3,474.8	$3,745.0
__________
(1) The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2013	2012
Marine vessels	$81.4	$79.9
Less: allowance for depreciation	(71.4)	(67.9)
	$10.0	$12.0

Operating Leases

We lease in assets that are closely associated with our revenue generating operations. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $134.0 million in 2013, $133.3 million in 2012, and $137.3 million in 2011.

Lease Obligations

For some leases, we have the option to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and except as noted below,we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. The following table shows our future contractual payments due under noncancelable leases as of December 31, 2013 (in millions):

	Capital Leases	Recourse Operating Leases (1)	Nonrecourse Operating Leases (2)
2014	$3.1	$142.9	$130.5
2015	3.1	131.3	11.1
2016	2.7	108.0	8.1
2017	1.1	95.7	9.5
2018	—	87.1	9.0
Years thereafter	—	400.2	28.3
	$10.0	$965.2	$196.5
Less: amounts representing interest	(1.1)
Present value of future contractual capital lease payments	$8.9
__________
(1) 2014 payments include $32.2 million related to our contractual commitment to purchase 1,308 railcars at the end of the lease term.
(2) The amounts shown are primarily the rental payments of two wholly owned, bankruptcy-remote special purpose corporations. We consolidate these rentals for accounting purposes, but they are not our legal obligations. 2014 payments include $119.0 million related to an option we exercised to purchase 3,275 railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Loans

We had total loans outstanding of $122.7 million at December 31, 2013 and $27.2 million at December 31, 2012. No loans were impaired at December 31, 2013 or 2012.

The following table shows scheduled loan principal payments due by year at December 31, 2013 (in millions):

2014	$98.3
2015	6.3
2016	6.1
2017	3.2
2018	8.8
Thereafter	—
$122.7
NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include companies offering lease financing and related services for customers operating rail and marine assets, as well as companies that lease aircraft engines. Loan amounts included in investments in affiliated companies were $24.2 million as of December 31, 2013 and $51.3 million as of December 31, 2012.

In 2013, we dissolved our Singco and Somargas marine affiliates, taking direct ownership of five liquefied gas carrying vessels with a fair value of $151.8 million. In connection with the dissolution we paid $101.3 million, primarily to satisfy our share of the affiliates' external debt, and recognized a pretax gain of $2.5 million, which is recorded in share of affiliates' earnings. The vessels continue to operate in a vessel pooling arrangement that our former partner manages.

In 2013, we sold our 37.5% interest in AAE to our partner, Ahaus Alstätter Eisenbahn Holding AG (“AAE Holding”), and recognized a pretax gain of $9.3 million, which we reported as part of our share of affiliates' earnings. The sale price of $114.1 million consisted of a cash payment at closing of $23.0 million and a seller loan of $91.1 million at a market interest rate. The loan has an initial term of one year, with two six-month extensions at AAE Holding's option. If AAE Holding exercises one or both of its extension options, the interest rate will increase for the extension period. The loan is secured by a pledge of shares representing a 37.5% interest in AAE. The loan agreement also contains customary affirmative and negative covenants, including financial covenants related to AAE's tangible net worth, leverage, and interest cover. At its option, AAE Holding may prepay the loan, in whole or in part, at any time.

In 2012, our gas compression equipment leasing affiliate, Enerven Compression, LLC ("Enerven"), sold substantially all of its assets and is in the process of liquidating. In connection with the disposition, we recognized an impairment loss of $14.8 million in 2012, which we recorded in our share of affiliates' earnings. In 2013, we reversed $1.1 million of the prior impairment loss due to higher than expected proceeds from the asset sales.

In 2011, the Clipper Fourth Limited and Clipper Fourth APS were dissolved. In connection with the dissolutions, we paid $62.1 million, which represented our share of the Clipper affiliates' outstanding debt, and we received six vessels with an aggregate fair value of $88.8 million. We also recognized an impairment loss of $5.2 million upon dissolution, which is recorded in our share of affiliates’ earnings.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our most significant investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2013 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$248.2	50.0%
Cardinal Marine Investments LLC	Portfolio Management	48.8	50.0%
Adler Funding LLC	Rail North America	24.7	12.5%
Other affiliates	Various	32.6	Various
Investments in Affiliated Companies		$354.3

__________
(1) Combined investment balances of fourteen separate joint ventures (collectively, the "RRPF affiliates").

The following table shows our share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2013	2012	2011
Rail North America	$10.3	$6.5	$3.9
Rail International	21.1	(18.3)	0.5
Portfolio Management	60.9	33.4	36.2
Share of affiliates' earnings (pretax)	92.3	21.6	40.6
Income taxes	(16.5)	(2.0)	(8.2)
Share of Affiliates' Earnings	$75.8	$19.6	$32.4

The following table shows our cash investments in and distributions from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions
	2013	2012	2011	2013	2012	2011
Rail North America	$—	$—	$—	$—	$14.9	$8.0
Rail International	—	—	2.8	—	—	—
Portfolio Management	101.3	29.7	113.4	77.0	50.8	27.3
	$101.3	$29.7	$116.2	$77.0	$65.7	$35.3

Affiliate Guarantees

	2013	2012
Loan payment guarantees	$—	$42.0

Our loan payment guarantee of $42.0 million at one of our affiliated companies was terminated during 2013. We have excluded certain affiliate guarantees that had no stated maximum potential future payment and for which we consider the likelihood of performance under the guarantee as remote. See "Note 15. Commercial Commitments".

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2013	2012	2011
Revenues	$334.5	$651.8	$645.5
Gains on sales of assets	43.5	57.4	21.1
Net income	108.6	75.3	88.5

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2013	2012
Current assets	$200.5	$311.0
Noncurrent assets	2,989.2	4,781.3
Total assets	$3,189.7	$5,092.3

Current liabilities	$159.6	$439.7
Noncurrent liabilities	2,408.8	3,739.6
Shareholders’ equity	621.3	913.0
Total liabilities and shareholders' equity	$3,189.7	$5,092.3

Summarized Financial Data for the RRPF Affiliates

As noted above, our affiliate investments include 50% interests in each of the RRPF affiliates, a collection of fourteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates own 403 aircraft engines which are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $46.5 million in 2013, $36.7 million in 2012, and $30.8 million in 2011.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2013	2012	2011
Lease revenue from third parties	$147.6	$140.4	$127.9
Lease revenue from Rolls-Royce	119.7	112.9	96.3
Depreciation expense	(120.2)	(115.1)	(100.1)
Interest expense	(65.8)	(64.8)	(55.5)
Other expenses	(10.2)	(16.3)	(11.5)
Gains on sales of assets	35.2	35.9	19.4
Income before income taxes	106.3	93.0	76.5
Income tax (benefits) provision (1)	0.4	(3.8)	(3.6)
Net income	$106.7	$89.2	$72.9
_________
(1) Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Several of the RRPF affiliates are flow through entities and income taxes are incurred at the shareholder level. Amounts include tax benefits of $7.6 million, $4.6 million, and $4.1 million in 2013, 2012, and 2011, attributable to statutory rate decreases in the United Kingdom.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2013	2012
Current assets	$151.0	$84.8
Operating assets, net of accumulated depreciation of $744.5 and $651.8 (a)	2,619.6	2,572.2
Other noncurrent assets	—	14.1
Total assets	$2,770.6	$2,671.1

Current liabilities	$141.0	$122.8
Long-term debt	1,963.1	1,955.1
Other liabilities	212.4	217.7
Shareholders’ equity	454.1	375.5
Total liabilities and shareholders' equity	$2,770.6	$2,671.1
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2013 (in millions):

	Rolls-Royce	Third Parties	Total
2014	$119.6	$146.8	$266.4
2015	117.8	128.4	246.2
2016	104.2	119.2	223.4
2017	84.5	111.2	195.7
2018	76.9	99.9	176.8
Thereafter	201.9	232.9	434.8
	$704.9	$838.4	$1,543.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows maturities of debt obligations of the RRPF affiliates as of December 31, 2013 (in millions):

2014	$67.1
2015	272.0
2016	450.4
2017	245.6
2018	100.3
Thereafter	888.0
Total debt principal (1)	$2,023.4
_________
(1) All debt obligations are nonrecourse to the shareholders.

NOTE 8. Variable Interest Entities

We determined that we are the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity as of December 31 (in millions):

	2013	2012
Operating assets, net of accumulated depreciation (1)	$93.0	$98.4
Nonrecourse debt	25.4	35.1
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

We determined that we are not the primary beneficiary of our other variable interest entities, which are primarily investments in railcar and equipment leasing affiliates that were financed through a variety of equity investments and third party lending arrangements. We are not the primary beneficiary of these variable interest entities because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. For investments in affiliates we determined were variable interest entities, we concluded that power was shared by the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions regarding the variable interest entity.

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities as of December 31 (in millions):

	2013		2012
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$125.5	$125.5	$110.7	$110.7
Other investment	0.6	0.6	0.7	0.7
Total	$126.1	$126.1	$111.4	$111.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2013	2012
Balance	$23.6	$273.6
Weighted average interest rate	0.80%	0.72%

Recourse and Nonrecourse Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2013	2012
Recourse Fixed Rate Debt
Unsecured	11/19/13	03/15/19	2.50%	$300.0	$—
Unsecured	04/30/09	05/15/14	8.75%	300.0	300.0
Unsecured	03/19/13	07/30/18	2.38%	250.0	—
Unsecured	03/19/13	03/30/23	3.90%	250.0	—
Unsecured	02/05/10	05/15/15	4.75%	250.0	250.0
Unsecured	11/19/10	07/15/16	3.50%	250.0	250.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	09/20/11	07/15/16	3.50%	100.0	100.0
Unsecured	04/14/05	04/15/15	5.70%	100.0	100.0
Unsecured	12/22/05	12/22/15	5.75%	85.0	100.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	12/27/10	10/31/18	3.84%	22.0	21.1
Unsecured	11/29/10	11/30/18	3.70%	17.2	19.8
Secured	11/06/08	11/15/13	9.00%	—	159.9
Total recourse fixed rate debt				$2,874.2	$2,250.8
Recourse Floating Rate Debt
Unsecured	06/27/13	12/31/20	1.91%	$137.5	$—
Unsecured	12/21/12	12/21/17	1.81%	100.0	100.0
Unsecured	12/12/11	06/12/17	1.63%	103.5	109.3
Secured	12/19/11	12/19/20	2.10%	91.1	95.5
Unsecured	08/12/13	06/12/17	1.63%	71.1	—
Unsecured	01/22/13	12/21/17	1.81%	70.0	—
Unsecured	08/31/12	12/31/19	2.47%	68.7	66.0
Unsecured	12/15/10	10/31/15	1.58%	36.4	42.9
Unsecured	02/21/13	12/21/17	1.81%	35.0	—
Unsecured	01/12/12	06/12/17	1.63%	31.5	33.2
Unsecured	10/30/13	12/31/20	1.78%	34.4	—
Unsecured	03/29/06	09/30/16	2.22%	32.2	41.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Date of Issue	Final Maturity	Interest Rate	2013	2012
Unsecured	12/06/11	08/31/16	1.56%	22.1	25.8
Unsecured	12/18/07	10/31/16	2.12%	21.6	27.7
Unsecured	06/29/07	09/30/16	2.17%	14.4	18.4
Unsecured	03/01/10	02/28/15	1.98%	13.7	13.2
Unsecured	09/02/11	08/31/16	1.28%	11.5	13.4
Unsecured	03/18/08	03/18/14	1.31%	—	100.0
Unsecured	05/17/11	05/17/13	1.50%	—	100.0
Unsecured	06/30/06	06/28/13	0.90%	—	70.0
Secured	05/14/09	05/14/14	2.84%	—	38.0
Unsecured	12/31/03	09/30/13	1.14%	—	1.8
Total recourse floating rate debt				$894.7	$896.4
Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$25.4	$35.1
Secured	06/13/06	12/31/13	6.26%	—	21.4
Secured	08/01/07	06/30/17	6.77%	—	2.5
Secured	06/16/06	04/29/16	6.80%	—	1.3
Secured	08/01/07	07/31/17	6.78%	—	0.8
Total nonrecourse fixed rate debt				$25.4	$61.1
Nonrecourse Floating Rate Debt
Secured	Various	05/08/14	1.46%	$47.7	$49.3
Secured	Various	01/15/15	1.46%	—	23.5
Total nonrecourse floating rate debt				$47.7	$72.8
Total debt principal				$3,842.0	$3,281.1
Debt discount, net				(8.9)	(8.3)
Debt adjustment for fair value hedges				5.4	10.2
Total Debt				$3,838.5	$3,283.0

The following table shows the maturities of our debt obligations as of December 31, 2013 (in millions):

2014	$433.8
2015	566.7
2016	660.7
2017	427.0
2018	514.0
Thereafter	1,239.8
Total debt principal	$3,842.0

At December 31, 2013 we had $264.2 million of our operating assets pledged as collateral for notes or other obligations.

Shelf Registration Statement

During the third quarter of 2013, we filed an updated shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Lines and Facilities

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US that matures in April 2018, which replaced our prior $560 million facility. At December 31, 2013, the full $575 million was available under the facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $1.0 million for 2013, $1.2 million for 2012, and $0.9 million for 2011.

Restrictive Covenants

Our $575 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.2 for the period ended December 31, 2013, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2013, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

As of December 31, 2013, the indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur to $1,165.8 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2013, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries (collectively, "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2013, the maximum amount that GRE could transfer to us without violating its covenants was $87.3 million, therefore implying the loan covenants restrict $447.5 million of subsidiary net assets. At December 31, 2013, GRE was in compliance with all covenants and conditions of these loan agreements.

Another subsidiary’s financing that is guaranteed by us contains various restrictive covenants, including covenants that require us to maintain a defined net worth and a fixed charge coverage ratio. This fixed charge coverage ratio covenant is less restrictive than the covenant in our revolving credit facility.

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Available-for-sale equity securities	4.7	4.7	—	—
Liabilities
Interest rate derivatives (1)	0.8	—	0.8	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—

Assets	Total December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$10.2	$—	$10.2	$—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (1)	1.0	—	1.0	—
Interest rate derivatives (2)	0.3	—	0.3	—
Foreign exchange rate derivatives (2)	2.1	—	2.1	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows disclosures related to our non-recurring Level 3 fair value measurements (in millions):

	Fair Value of Assets	Impairment Losses
2013
Operating assets (1)	$9.6	$2.5
2012
Investment in affiliated companies (2)	32.9	14.8
Operating assets (1)	0.7	0.7
2011
Operating assets (1)	2.8	4.1
_________
(1) We based the fair values for operating assets on the expected future proceeds we expect to receive from the assets, including proceeds from their disposition. Impairment losses on operating assets generally related to certain railcars, vessels, and other long-lived assets.
(2) Impairment losses related to our Enerven affiliate. The fair value of the Enerven affiliate was primarily based on proceeds expected to be received upon the sale of all assets and completion of liquidation proceedings.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had three instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2013 and one instrument outstanding with an aggregate notional amount of $100.0 million as of December 31, 2012. These derivatives have maturities ranging from 2015 to 2019.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had six instruments outstanding with an aggregate notional amount of $163.6 million as of December 31, 2013 and 12 instruments outstanding with an aggregate notional amount of $129.2 million as of December 31, 2012. These derivatives had maturities ranging from 2014 to 2020. Within the next 12 months, we expect to reclassify $6.2 million ($3.9 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss). We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2013 was $1.0 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

In the event that a counterparty fails to meet the terms of an interest rate swap agreement or a foreign exchange contract, our exposure is limited to the fair value of the swap, if in our favor. We manage the credit risk of counterparties by transacting with institutions that we consider financially sound and by avoiding concentrations of risk with a single counterparty. We believe that the risk of non-performance by any of our counterparties is remote.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Gain (Loss) Recognized	2013	2012	2011
Fair value hedges (1)	Interest expense	$4.9	$5.0	$2.3
Cash flow hedges	Other comprehensive loss (effective portion)	0.7	(0.2)	(5.9)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	5.1	4.2	2.5
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	1.5	1.4	1.5
Cash flow hedges	Other (expense) income (ineffective portion)	—	(0.1)	—
Non-designated	Other (expense) income	0.6	(5.0)	1.8
_________
(1) The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. We base the fair values of investment funds, which are accounted for under the cost method, on the best information available, which may include quoted investment fund values. We estimate the fair values of loans and fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2013	2013	2012	2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.7	$4.0	$2.5	$5.8
Loans	122.7	121.5	27.2	27.7
Liabilities
Recourse fixed rate debt	$2,871.2	$2,994.0	$2,343.3	$2,513.4
Recourse floating rate debt	894.7	906.2	809.1	807.9
Nonrecourse debt	72.6	74.7	130.6	138.2

NOTE 11. Pension and Other Post-Retirement Benefits

We maintain both funded and unfunded noncontributory defined benefit pension plans covering our domestic employees and the employees of our subsidiaries. We also have a funded noncontributory defined benefit pension plan related to a former business in the United Kingdom that has no active employees. The plans base benefits payable on years of service and/or final average salary. We base our funding policies for the pension plans on actuarially determined cost methods allowable under IRS regulations and statutory requirements in the UK.

In addition to the pension plans, we have other post-retirement plans that provide health care, life insurance, and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees that retire with immediate benefits under our pension plan are eligible for health care and life insurance benefits. The other post-retirement plans are either contributory or noncontributory, depending on various factors.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$473.8	$425.0	$48.1	$44.8
Service cost	6.7	5.7	0.2	0.2
Interest cost	18.4	19.7	1.6	2.0
Actuarial (gain) loss	(26.8)	49.2	(6.2)	4.9
Benefits paid	(30.3)	(27.4)	(3.3)	(3.8)
Effect of foreign exchange rate changes	0.9	1.6	—	—
Benefit obligation at end of year	$442.7	$473.8	$40.4	$48.1
Change in Fair Value of Plan Assets
Plan assets at beginning of year	409.1	377.5	—	—
Actual return on plan assets	65.9	55.3	—	—
Effect of exchange rate changes	0.7	1.6	—	—
Company contributions	2.4	2.1	3.3	3.8
Benefits paid	(30.3)	(27.4)	(3.3)	(3.8)
Plan assets at end of year	$447.8	$409.1	$—	$—
Funded Status at end of year	$5.1	$(64.7)	$(40.4)	$(48.1)
Amount Recognized
Other assets (liabilities), net	$5.1	$(64.7)	$(40.4)	$(48.1)
Accumulative other comprehensive loss:
Net actuarial loss	127.6	207.4	0.6	6.8
Prior service (credit) cost	(3.1)	(4.1)	0.4	0.2
Accumulated other comprehensive loss	124.5	203.3	1.0	7.0
Total recognized	$129.6	$138.6	$(39.4)	$(41.1)
After-tax amount recognized in accumulated other comprehensive loss	$77.6	$126.8	$0.6	$4.3

The aggregate accumulated benefit obligation for the defined benefit pension plans was $426.3 million at December 31, 2013 and $453.7 million at December 31, 2012.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2013	2012
Projected benefit obligations	$67.8	$473.8
Fair value of plan assets	40.0	409.1

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2013	2012
Accumulated benefit obligations	$66.4	$453.7
Fair value of plan assets	40.0	409.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2013 Pension Benefits	2012 Pension Benefits	2011 Pension Benefits	2013 Retiree Health and Life	2012 Retiree Health and Life	2011 Retiree Health and Life
Service cost	$6.7	$5.7	$5.4	$0.2	$0.2	$0.2
Interest cost	18.4	19.7	20.7	1.6	2.0	2.2
Expected return on plan assets	(27.5)	(29.6)	(33.2)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	14.9	9.9	7.2	—	(0.1)	(0.3)
Net periodic cost (benefit)	$11.5	$4.7	$(0.9)	$1.7	$2.0	$2.0

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2014 from amounts recorded in accumulated comprehensive loss (gain) as of December 31, 2013 (in millions):

	2014
	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss (gain)	$10.3	$(0.2)
Unrecognized prior service credit	(1.0)	(0.1)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2013	2012
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	4.80%	3.95%
Discount rate — hourly funded plan	4.90%	4.05%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	3.95%	4.80%
Discount rate — hourly funded plan	4.05%	4.85%
Expected return on plan assets — salaried funded plan	7.75%	8.05%
Expected return on plan assets — hourly funded plan	6.80%	7.10%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	4.40%	4.25%
Rate of pension-in-payment increases	3.40%	3.00%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.25%	4.65%
Expected return on plan assets	5.34%	5.77%
Rate of pension-in-payment increases	3.00%	2.90%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health	4.20%	3.65%
Discount rate - hourly health	4.60%	3.60%
Discount rate - salaried life insurance	4.75%	3.90%
Discount rate - hourly life insurance	4.40%	3.45%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	3.65%	4.50%
Discount rate - hourly health	3.60%	4.60%
Discount rate - salaried life insurance	3.90%	4.75%
Discount rate - hourly life insurance	3.45%	4.45%
Rate of compensation increases	N/A	N/A

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We calculate the present value of expected future pension and post-retirement cash flows as of the measurement date using a discount rate. We base the discount rate on yields for high-quality, long-term bonds with durations similar to that of our projected benefit obligation. We base the expected return on our plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We routinely review our historical returns along with current market conditions to ensure our expected return assumption is reasonable and appropriate.

	2013	2012
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	8.00%	7.00%
Prescription drugs claims	7.00%	6.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2020	2019
Prescription drugs claims	2020	2017

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has a significant effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2013 and the post-retirement benefit obligation as of December 31, 2013 (in millions) :

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.4	(2.1)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2013 and 2012, and current target asset allocation for 2014, by asset category:

		Plan Assets at December 31
	Target	2013	2012
Asset Category
Equity securities	65.9%	66.7%	65.3%
Debt securities	29.1%	27.8%	28.9%
Real estate	5.0%	5.4%	5.8%
Cash	—%	0.1%	—%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2013 and 2012, and current target asset allocation for 2014, by asset category:

		Plan Assets at December 31
	Target	2013	2012
Asset Category
Equity securities	36.8%	38.5%	36.2%
Debt securities	63.2%	61.5%	63.8%
	100.0%	100.0%	100.0%

The following tables set forth the fair value of our pension plan assets as of December 31 (in millions):

	Total December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2013
Assets
Short-term investment funds	$1.3	$1.3	$—	$—
Common stock				—
US equities	21.4	21.4	—	—
International equities	2.4	2.4	—	—
Common stock collective funds	263.0	—	263.0	—
Fixed income collective trust funds	138.0	—	138.0	—
Real estate collective trust funds	21.7	—	21.7	—
Total	$447.8	$25.1	$422.7	$—

	Total December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2012
Assets
Short-term investment funds	$1.0	$1.0	$—	$—
Common stock				—
US equities	8.7	8.7	—	—
International equities	1.6	1.6	—	—
Common stock collective funds	245.0	—	245.0	—
Fixed income collective trust funds	131.2	—	131.2	—
Real estate collective trust funds	21.6	—	21.6	—
Total	$409.1	$11.3	$397.8	$—

The following is a description of the valuation techniques and inputs used as of December 31, 2013 and 2012:

Short-term investment funds

We value short-term investment funds based on the closing net asset values quoted by the funds. The net asset values are the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. Short-term investment funds are highly

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquid investments in obligations of the US Government or its agencies or instrumentalities, and the related money market instruments. The short-term investment funds have no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption.

Common stock

We value common stock traded in an active market at the last reported sales price on the last business day of the plan year.

Common stock and fixed income collective trust funds

We value common stock and fixed income collective trust funds based on the closing net asset values quoted by the funds. The net asset values are the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. None of the collective trusts have unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings.

Real estate collective trust funds

We value real estate collective trust funds based on the net asset values provided by the funds' administrators, which are the unitized fair values of the underlying US commercial real estate investments held by the funds. An independent appraisal determines the fair values of the real estate properties. Redemptions from the real estate funds are available with either 45 or 60 day notice prior to the end of a quarter. A lack of liquidity in the funds may limit or delay redemptions. The investment objective of the real estate funds, which are diversified by location and property type, is long-term return through property appreciation, current income, and timely sales.

The primary investing objective of the pension plans is to provide benefits to plan participants and their beneficiaries. To achieve this goal, we invest in a diversified portfolio of equities, debt, and real estate investments to maximize return and to keep long-term investment risk at a reasonable level. Equity investments are diversified across US and non-US stocks, growth and value stocks, and small cap and large cap stocks. Debt securities are predominately investments in long-term, investment-grade corporate bonds. Real estate investments include investments in funds that are diversified by location and property type.

On a timely basis, but not less than twice a year, we formally review pension plan investments to ensure we adhere to investment guidelines and our stated investment approach. Our review also evaluates the reasonableness of our investment decisions and risk positions. We compare our investments' performance to indices and peers to determine if investment performance has been acceptable.

In 2014, we expect to contribute $6.1 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service, as appropriate, we expect the plan to pay (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2014	$29.0	$1.9	$3.9
2015	29.1	1.8	3.8
2016	28.8	1.9	3.7
2017	30.1	2.0	3.5
2018	29.8	2.0	3.3
Years 2019-2023	148.5	11.5	14.2
	$295.3	$21.1	$32.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to our defined benefit plans, we have two 401(k) retirement plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $1.6 million for 2013, $1.6 million for 2012, and $1.4 million for 2011.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.

The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2013	2012	2011
American Maritime Officers Pension Plan (1)	13-1969709-001	Endangered-Yellow	$1.4	$1.5	$2.1	January 15, 2017
Other multiemployer post-retirement plans			6.7	6.6	6.4
Total			$8.1	$8.1	$8.5
__________________
(1)Our contributions represented more than 5% of the total contributions to the plan during each year and no surcharge was imposed for any year. The actuary for the American Maritime Officers Pension Plan certified that the plan is in endangered status (i.e. “yellow zone” as defined by the Pension Protection Act of 2006) for the plan year beginning October 1, 2013, because it has funding or liquidity problems, or both. A rehabilitation plan, as defined by the Employee Retirement Security Act of 1974, was instituted under which certain adjustable benefits were reduced or eliminated, and we are required to contribute at a negotiated rate per day worked by each employee.

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of stock appreciation rights, restricted stock units, performance shares and phantom stock awards. As of December 31, 2013, 3.5 million shares were authorized under the 2012 Plan and 2.9 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the service period of each award. Share-based compensation expense was $13.1 million for 2013, $12.2 million for 2012, and $11.0 million for 2011, and the related tax benefits were $4.9 million for 2013, $4.6 million for 2012, and $4.1 million for 2011.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Stock Appreciation Rights

Stock options and stock appreciation rights entitle the holder to purchase shares of common stock for periods up to seven years from the grant date. Stock appreciation rights entitle the holder to receive the difference between the market price of our common stock at the time of exercise and the exercise price, either in shares of common stock, cash, or a combination thereof, at our discretion. Stock options entitle the holder to purchase shares of our common stock at a specified exercise price. Since 2006, only stock-settled stock appreciation rights have been awarded. The dividends that accrue on all stock options and stock appreciation rights are paid upon vesting and continue to be paid until the stock options or stock appreciation rights are exercised, canceled, or expire. The exercise price for stock options and stock appreciation rights is equal to the average of the high and low trading prices of our common stock on the date of grant. We recognize compensation expense on a straight-line basis over the vesting period of the award, which is generally three years.

The estimated fair value of a stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the stock appreciation right. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued US Treasury zero-coupon bonds with a term comparable to the expected term.

The following table shows the weighted average fair value for our stock appreciation rights and the assumptions we used to estimate fair value:

	2013	2012	2011
Weighted average estimated fair value	$18.89	$18.48	$13.88
Quarterly dividend rate	$0.30	$0.29	$0.29
Expected term of stock appreciation rights, in years	4.7	4.7	4.3
Risk-free interest rate	0.7%	1.0%	1.6%
Dividend yield	2.6%	2.7%	3.4%
Expected stock price volatility	42.4%	43.3%	41.9%
Present value of dividends	$5.60	$5.37	$4.76

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2013:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,872	$33.82
Granted	317	45.91
Exercised	(442)	33.23
Forfeited/Cancelled	(36)	42.25
Expired	(17)	36.31
Outstanding at end of the year	1,694	36.03
Vested and exercisable at end of the year	1,052	31.79

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2013, 2012, and 2011, and the weighted average remaining contractual term and aggregate intrinsic value of stock appreciation rights outstanding and vested as of December 31, 2013:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercised in 2011		$4.5
Exercised in 2012		4.9
Exercised in 2013		6.9

Outstanding at December 31, 2013 (a)	3.6	27.9
Vested and exercisable at December 31, 2013	2.6	21.8
__________________
(a) As of December 31, 2013, there are no remaining stock options outstanding.

The total cash we received from employees for exercises of stock options during the year was $1.2 million for the year ended December 31, 2013, $5.6 million for the year ended December 31, 2012, and $8.0 million for the year ended December 31, 2011. As of December 31, 2013, we had $6.2 million of unrecognized compensation expense related to nonvested stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

Restricted Stock Units and Performance Shares

Restricted stock units entitle the recipient to receive a specified number of restricted shares of common stock upon vesting. Restricted stock units do not carry voting rights and are not transferable prior to the expiration of a specified restriction period, which is generally three years, as determined by the Compensation Committee of the Board of Directors ("Compensation Committee"). We accrue dividends on all restricted stock units and pay those dividends when the awards vest. We recognize compensation expense for these awards over the applicable vesting period.

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2013, there was $6.5 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 1.8 years.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2013:

	Number of Share Units Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	266,990	$35.03
Granted	67,970	45.75
Vested	(122,722)	30.27
Forfeited	(12,188)	42.07
Nonvested at end of the year	200,050	41.17
Performance Shares:
Nonvested at beginning of the year	189,206	$38.42
Granted	68,780	45.01
Net increase due to estimated performance	14,523	41.82
Vested	(112,177)	33.74
Nonvested at end of the year	160,332	44.48

The total fair value of restricted stock units and performance shares that vested during the year was $7.5 million in 2013, $5.6 million in 2012, and $2.7 million in 2011.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2013, we granted 20,280 units of phantom stock and there were 152,252 units outstanding as of December 31, 2013.

NOTE 13. Income Taxes

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have not recognized deferred US income taxes on the undistributed earnings of foreign subsidiaries and affiliates that we intend to permanently reinvest in foreign operations. The cumulative amount of such earnings was $621.4 million at December 31, 2013. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2013	2012
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$852.0	$806.7
Investments in affiliated companies	93.7	81.6
Lease accounting	24.4	12.6
Other	—	3.1
Total deferred tax liabilities	970.1	904.0
Deferred Tax Assets
Federal net operating loss	8.9	—
Alternative minimum tax credit	8.4	5.2
Foreign tax credit	3.6	7.3
Valuation allowance on foreign tax credit	(3.6)	(7.3)
State net operating loss	27.1	26.6
Valuation allowance on state net operating loss	(11.2)	(12.8)
Foreign net operating loss	8.5	9.5
Valuation allowance on foreign net operating loss	(0.2)	—
Accruals not currently deductible for tax purposes	14.1	19.1
Allowance for losses	2.2	6.6
Pension and post-retirement benefits	13.3	48.6
Other	7.6	18.2
Total deferred tax assets	78.7	121.0
Net deferred tax liabilities	$891.4	$783.0

At December 31, 2013, we have a US federal tax net operating loss carryforward of $25.4 million that will expire in 2033. We also have an alternative minimum tax credit of $8.4 million that has an unlimited carryforward period.

At December 31, 2013, we have foreign tax credits of $3.6 million that are scheduled to expire beginning in 2016. We have recorded a $3.6 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them. We also have state net operating losses of $27.1 million, net of federal benefits, that are scheduled to expire at various times beginning in 2014. We have recorded an $11.2 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we have foreign net operating losses, net of valuation allowances, of $8.3 million which have unlimited carryforward periods. Our use of future tax credits and net operating losses depends on a number of variables, including the amount of taxable income, foreign source income attributes, and state apportionment factors.

The following table shows a reconciliation of the beginning and ending amount of our gross liability for unrecognized tax benefits (in millions)

	2013	2012
Beginning balance	$4.7	$20.8
Reductions due to expiration of the applicable statute of limitations	—	(16.1)
Additions to tax positions for prior years	1.0	—
Ending balance	$5.7	$4.7

At December 31, 2013, our gross liability for unrecognized tax benefits was $5.7 million, of which $3.9 million, if recognized, would favorably impact income tax expense. Subject to the completion of certain audits, we believe it is reasonably possible that we may recognize $0.4 million of these benefits within the next 12 months. During the year ended December 31, 2013, we added a gross state tax liability of $1.0 million (net tax expense impact of $0.6 million). During the year ended December 31, 2012, upon expiration of the applicable statute of limitations, we released a gross unrecognized tax benefit of $16.1 million (net tax expense impact of $15.5 million).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the US jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2013, all audits with respect to our federal tax returns for years prior to 2010 have been closed. However, GATX and our subsidiaries are undergoing audits in various state and foreign jurisdictions.

The following table shows the components of income before income taxes, excluding affiliates, for the years ending December 31 (in millions):

	2013	2012	2011
Domestic	$66.0	$80.5	$39.5
Foreign	93.0	63.3	68.1
	$159.0	$143.8	$107.6

The following table shows income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 (in millions):

	2013	2012	2011
Current
Domestic:
Federal	$1.4	$(8.8)	$0.7
State and local	—	2.5	0.8
	1.4	(6.3)	1.5
Foreign	10.5	8.0	5.0
	11.9	1.7	6.5
Deferred
Domestic:
Federal	36.6	16.0	8.9
State and local	5.3	(3.1)	0.5
	41.9	12.9	9.4
Foreign	11.7	11.5	13.3
	53.6	24.4	22.7
Income taxes	$65.5	$26.1	$29.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2013	2012	2011
Income taxes at federal statutory rate	$55.6	$50.4	$37.7
Adjust for effect of:
GATX income taxes on sale of AAE	23.2	—	—
Foreign tax credits	(3.9)	(13.7)	(0.1)
Foreign earnings taxed at lower rates	(10.3)	(4.1)	(6.7)
Tax effect of foreign dividends	—	6.3	—
Expiration of the applicable statute of limitations	—	(15.5)	—
Settlement of audit issues	—	—	(4.8)
Corporate owned life insurance	(0.5)	(0.3)	(0.2)
State income taxes	1.5	1.9	1.1
Other	(0.1)	1.1	2.2
Income taxes	$65.5	$26.1	$29.2
Effective income tax rate	41.2%	18.2%	27.1%

In 2013, our effective tax rate was 41.2% compared to 18.2% in 2012 and 27.1% in 2011. The current year effective tax rate reflects incremental US and state income taxes of $23.2 million that we incurred on the sale of our investment in AAE. Additionally, we realized foreign tax credit carryforwards of $3.9 million. In 2012, we recognized a $15.5 million benefit attributable to previously unrecognized tax benefits resulting from the expiration of the applicable statute of limitations. Additionally, the 2012 tax provision benefited from the utilization of $13.7 million in foreign tax credits partially offset by $6.3 million of tax expenses associated with foreign dividends repatriated during the year. In 2011, we recognized a $4.8 million benefit from the reversal of accruals associated with the close of a domestic tax audit. The adjustment for foreign earnings in each year reflects the impact of lower tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. We generated approximately 22% of our total revenues from customers in the petroleum industry, 19% from the chemical industry, 18% from the transportation industry, 11% from the steel industry, and 10% from the food/agriculture industries. Our foreign identifiable revenues were primarily derived in Germany, Canada, Poland, Mexico, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations from any particular customer for the years ended December 31, 2013, 2012, and 2011. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our reservable assets portfolio.

Concentration of Labor Force

As of December 31, 2013, collective bargaining agreements covered 35% of our employees. Collective bargaining agreements that have expired or will expire within the next year covered 2% of our employees. The hourly employees at our US service centers belong to the United Steelworkers. Employees at three of our Canadian service centers belong to Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada. The shipboard personnel at ASC belong to the American Maritime Officers and the Seafarers International Union.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Commercial Commitments

We have entered into various commercial commitments, such as guarantees and standby letters of credit, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments as of December 31 (in millions):

	2013	2012
Lease payment guarantees	$34.8	$41.0
Standby letters of credit	8.8	9.7
Asset residual value guarantees	5.6	11.2
Performance bonds	0.6	0.6
Affiliate guarantees	—	42.0
Total commercial commitments (1)	$49.8	$104.5
__________________

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $6.2 million at December 31, 2013 and $6.4 million at December 31, 2012. The expirations of these commitments range from 2014 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

Lease payment guarantees are commitments to financial institutions to make lease payments for a third party in the event they default. We reduce any liability that may result from these guarantees by the value of the underlying asset or group of assets.

We are also parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

Asset residual value guarantees are commitments to third parties that an asset or group of assets will be worth a specified value at the end of a lease term. We earn a fee for providing these guarantees, which we amortize into income over the guarantee period. If the assets are disposed of for more than the amount we guaranteed, we receive a share of the proceeds in excess of the guaranteed amount. We record these residual sharing gains in our net gain on asset dispositions. If the net realizable value of the asset is less than the guaranteed amount, we incur a liability for the amount we guaranteed less the value realized from the asset's disposal.

Affiliate guarantees are commitments to repay affiliate financings that were used to acquire assets, and we make these guarantees in lieu of direct equity investments in the affiliates. Affiliate guarantees exclude guarantees that have no stated maximum potential future payment for which we consider the likelihood of performance as remote. We are not aware of any events that would require us to satisfy our affiliate guarantees and expect our affiliates' cash flows will be sufficient to meet their financing obligations.

NOTE 16. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the year for the portion of the year that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our convertible preferred stock and our equity compensation awards.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2013	2012	2011
Numerator:
Net income	$169.3	$137.3	$110.8

Denominator:
Denominator for basic earnings per share — weighted average shares	46.4	46.8	46.4
Effect of dilutive securities
Equity compensation plans	0.7	0.7	0.7
Convertible preferred stock	—	0.1	0.1
Weighted average shares outstanding - diluted	47.1	47.6	47.2
Basic earnings per share	$3.64	$2.93	$2.39
Diluted earnings per share	$3.59	$2.88	$2.35

NOTE 17. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $94.6 million as of December 31, 2013 and $91.7 million as of December 31, 2012. In the fourth quarter of 2013, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2013 and 2012, changes in the carrying amount of our goodwill resulted from changes in foreign currency exchange rates.

NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2013	2012
Beginning balance	$4.6	$11.8
Provision (reversal) for losses	0.7	(0.6)
Charges to allowance	—	(7.8)
Recoveries and other, including foreign exchange adjustments	(0.1)	1.2
Ending balance	$5.2	$4.6

The allowance for losses is comprised of a general allowance for trade receivables and specific allowances for finance leases. As of December 31, 2013, the general allowance for trade receivables was $4.0 million, or 4.9% of rent and other receivables, compared to $3.4 million, or 3.9% of rent and other receivables, at December 31, 2012. At December 31, 2013, specific allowances of $1.2 million were comparable to prior year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2013	2012
Inventory	$45.8	$49.1
Office furniture, fixtures and other equipment, net of accumulated depreciation	34.9	35.8
Derivatives	6.0	10.2
Deferred financing costs	18.6	14.8
Assets held for sale	10.3	10.1
Other investments	6.9	6.5
Prepaid items	12.4	9.5
Prepaid pension	32.9	—
Other	57.7	50.7
	$225.5	$186.7

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2013	2012
Accrued operating lease expense	$48.6	$56.3
Accrued pension and other post-retirement benefits	68.2	112.8
Deferred gains on sale-leasebacks	53.3	47.2
Unrecognized tax benefits	3.9	3.2
Environmental accruals	14.7	15.6
Deferred income	6.7	11.8
Derivatives	3.6	3.4
Other	31.6	32.6
	$230.6	$282.9

NOTE 20. Shareholders’ Equity

In 2008, our board of directors authorized a $200 million common stock repurchase program. In 2013, we purchased 1,358,688 shares for $68.6 million, which completed the repurchase authorization. Subsequent to December 31, 2013, our board of directors authorized a new $250 million stock repurchase program. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2013, 66.3 million shares were issued and 45.9 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2013 (in millions):

GATX Corporation Service Awards	0.1
GATX Corporation 2004 Equity Incentive Compensation Plan	2.7
GATX Corporation 2012 Incentive Award Plan	3.5
6.3

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. In 2013, we either converted or redeemed all 15,567 outstanding shares of our $2.50 cumulative convertible preferred stock.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive income (loss) (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2010	$46.0	$(0.4)	$(55.7)	$(99.9)	$(110.0)
Change in component	(41.2)	(1.2)	(6.6)	(36.0)	(85.0)
Reclassification adjustments into earnings	1.6	0.9	4.0	5.8	12.3
Income tax effect	—	0.1	2.1	11.4	13.6
Balance at December 31, 2011	6.4	(0.6)	(56.2)	(118.7)	(169.1)
Change in component	25.0	0.5	6.2	(28.8)	2.9
Reclassification adjustments into earnings	—	(0.4)	6.5	8.7	14.8
Income tax effect	—	0.1	(1.0)	7.7	6.8
Balance at December 31, 2012	31.4	(0.4)	(44.5)	(131.1)	(144.6)
Change in component	25.8	1.4	22.3	71.0	120.5
Reclassification adjustments into earnings	—	—	6.6	13.8	20.4
Income tax effect	—	(0.6)	(6.5)	(31.9)	(39.0)
Balance at December 31, 2013	$57.2	$0.4	$(22.1)	$(78.2)	$(42.7)

NOTE 22. Foreign Operations

For the years ended December 31, 2013, 2012, and 2011, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2013 and 2012, we did not have more than 10% of our identifiable assets in any one foreign country.

The following table shows our domestic and foreign revenues and identifiable assets for the years ending or as of December 31 (in millions):

	2013	2012	2011
Revenues
Foreign	$332.1	$279.8	$278.6
United States	988.9	963.4	912.8
	$1,321.0	$1,243.2	$1,191.4
Identifiable Assets
Foreign	$2,200.1	$1,897.9	$1,766.6
United States	4,349.5	4,157.5	4,090.9
	$6,549.6	$6,055.4	$5,857.5

NOTE 23. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Viareggio Derailment

In June 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH (an indirect subsidiary of the Company, "GATX Rail Austria") and its subsidiaries derailed while passing through the City of Viareggio, in the province of Lucca, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. Thirty-two people died and others were injured in the fire, which also resulted

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”).
On December 14, 2012, the Public Prosecutors of Lucca ("Public Prosecutors") formally charged GATX Rail Austria and two of its subsidiaries (collectively, "GRA"), as well as ten maintenance and supervisory employees (the "Employees"), with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages and fines. Similar charges were brought against four Italian Railway companies and eighteen of their employees, among others. The Public Prosecutors assert that the axle on a tank car broke, causing the derailment and resulting in a tank rupture and release of LPG, after the car hit an obstacle placed on the side of the track by the Italian Railway. The Public Prosecutors further allege that a crack in the axle was detectable at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). The trial in the Court of Lucca (the “Lucca Trial”) commenced on November 13, 2013.
With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 90 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA believes that it and its Employees acted diligently and properly with respect to applicable legal and industry standards, but expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial.
Since May 2012, the excess insurer providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”) has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to insurers in the prior underlying layers who had provided coverage for such expenses. To date, GRA has incurred approximately $5.0 million in unreimbursed defense fees and costs at the Liberty coverage layer and continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”). The Liberty excess layer is currently fully exhausted and, therefore, the issue of reimbursement for outstanding defense costs will now be determined by the four insurers in the next coverage layer, which includes 25% held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration, the amount of defense fees and costs that ultimately may not be reimbursed by Liberty, or the positions other excess insurers in the current coverage layer may take with respect to defense fees and costs.
GATX cannot predict the outcome of the Lucca Trial or what other legal proceedings or claims, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the possible amount or range of loss that may ultimately be incurred in connection with this accident. Accordingly, we have not established any accruals with respect to this matter.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 31, 2014, there were 140 asbestos-related cases pending against GATX and its subsidiaries. Of the total number of pending cases, 116 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2013, 10 new cases were filed, and 61 cases were dismissed without payment or otherwise settled for an immaterial amount. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Accruals

We have recorded accruals totaling $1.9 million at December 31, 2013, for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

In addition, other litigation matters are pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have not recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in a significant liability for GATX.

Environmental

Our operations are subject to extensive federal, state and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

At the time a potential environmental issue is identified, initial accruals for environmental liability are established when such liability is probable and a reasonable estimate of the associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that our internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, we have provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, accruals are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. We conduct a quarterly environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 17 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2013, we have recorded accruals of $14.7 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We did not materially change our methodology for identifying and calculating environmental liabilities in the last three years. Currently, no known trends, demands, commitments, events or uncertainties exist that are reasonably likely to occur and materially affect the methodology or assumptions described above.

The recorded accruals represent our best estimate of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, we are unable to provide a reasonable estimate of the maximum potential loss associated with these sites because cleanup costs cannot be predicted with certainty. Various factors beyond our control can impact the amount of loss GATX will ultimately incur with respect to these sites, including the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in periodic environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges associated with these sites could have a significant effect on results of operations in a particular quarter or year if the costs materially exceed the accrued amount as individual site studies and remediation and restoration efforts proceed. However, management believes it is unlikely that the ultimate cost to GATX for any of these sites, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or liquidity.

NOTE 24. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as two affiliate investments. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is comprised of our wholly owned European operations ("Rail Europe") and a recently established railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. Rail Europe leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance, and other ancillary services.

ASC operates the largest fleet of US flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management provides leasing, shipping, asset remarketing and asset management services through a collection of diversified wholly owned assets and joint venture investments. Portfolio Management selectively invests in long-lived, widely used assets with a focus on domestic marine and container related equipment and seeks to maximize the value of the existing portfolio of owned and managed assets and affiliate investments.

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, pretax earnings from affiliates, and net gains on asset dispositions that are attributable to the segments, as well as expenses that management believes are directly associated with the financing, maintenance, and operation of the revenue earning assets. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments. These amounts are included in other.

We allocate debt balances and related interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance-sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2013, 2012, and 2011 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2013 Profitability
Revenues
Lease revenue	$758.9	$180.2	$4.2	$31.9	$—	$975.2
Marine operating revenue	—	—	223.5	51.6	—	275.1
Other revenue	58.2	8.8	—	3.7	—	70.7
Total Revenues	817.1	189.0	227.7	87.2	—	1,321.0
Expenses
Maintenance expense	228.2	42.9	22.9	—	—	294.0
Marine operating expense	—	—	151.3	38.5	—	189.8
Depreciation expense	176.7	43.2	12.1	23.0	—	255.0
Operating lease expense	124.4	—	5.2	—	(0.2)	129.4
Other operating expense	18.4	5.3	—	2.4	—	26.1
Total Expenses	547.7	91.4	191.5	63.9	(0.2)	894.3
Other Income (Expense)
Net gain on asset dispositions	67.7	3.7	(1.3)	15.5	—	85.6
Interest expense, net	(106.0)	(23.9)	(6.2)	(26.7)	(3.8)	(166.6)
Other (expense) income	(9.8)	(1.1)	0.2	1.4	0.9	(8.4)
Share of affiliates' earnings (pretax)	10.3	21.1	—	60.9	—	92.3
Segment profit (loss)	$231.6	$97.4	$28.9	$74.4	$(2.7)	429.6
Selling, general and administrative expense						178.3
Income taxes (including $16.5 related to affiliates' earnings)						82.0
Net income						$169.3

Selected Balance Sheet Data
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.5	$1,297.1	$271.0	$856.9	$414.1	$6,549.6
Capital Expenditures
Portfolio investments and capital additions	$502.4	$168.5	$11.2	$170.5	$7.0	$859.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2012 Profitability
Revenues
Lease revenue	$713.9	$161.2	$4.3	$37.6	$—	$917.0
Marine operating revenue	—	—	239.1	26.4	—	265.5
Other revenue	51.4	6.5	—	2.8	—	60.7
Total Revenues	765.3	167.7	243.4	66.8	—	1,243.2
Expenses
Maintenance expense	201.4	46.6	21.7	—	—	269.7
Marine operating expense	—	—	160.3	22.1	—	182.4
Depreciation expense	167.7	36.1	11.9	21.7	—	237.4
Operating lease expense	126.5	—	3.8	0.2	(0.3)	130.2
Other operating expense	18.5	5.1	(0.3)	0.9	—	24.2
Total Expenses	514.1	87.8	197.4	44.9	(0.3)	843.9
Other Income (Expense)
Net gain on asset dispositions	58.6	1.7	—	19.2	—	79.5
Interest expense, net	(101.9)	(24.5)	(7.1)	(27.7)	(5.4)	(166.6)
Other (expense) income	(5.1)	(6.1)	(1.4)	3.4	1.0	(8.2)
Share of affiliates' earnings (pretax)	6.5	(18.3)	—	33.4	—	21.6
Segment profit (loss)	$209.3	$32.7	$37.5	$50.2	$(4.1)	325.6
Selling, general and administrative expense						160.2
Income taxes (including $2.0 related to affiliates' earnings)						28.1
Net income						$137.3

Selected Balance Sheet Data
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4
Capital Expenditures
Portfolio investments and capital additions	$465.9	$200.1	$12.6	$83.5	$7.9	$770.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2011 Profitability
Revenues
Lease revenue	$690.9	$160.5	$4.2	$44.5	$—	$900.1
Marine operating revenue	—	—	212.2	17.8	—	230.0
Other revenue	51.5	7.8	—	2.0	—	61.3
Total Revenues	742.4	168.3	216.4	64.3	—	1,191.4
Expenses
Maintenance expense	206.1	52.1	19.4	—	—	277.6
Marine operating expense	—	—	151.7	13.9	—	165.6
Depreciation expense	162.5	33.6	11.3	19.1	—	226.5
Operating lease expense	130.9	—	—	1.4	(0.3)	132.0
Other operating expense	18.8	4.2	—	4.3	0.5	27.8
Total Expenses	518.3	89.9	182.4	38.7	0.2	829.5
Other Income (Expense)
Net gain on asset dispositions	52.1	—	1.1	12.6	—	65.8
Interest expense, net	(101.7)	(25.4)	(7.7)	(29.6)	(4.5)	(168.9)
Other (expense) income	(5.7)	7.2	(0.1)	2.8	(0.1)	4.1
Share of affiliates' earnings (pretax)	3.9	0.5	—	36.2	—	40.6
Segment profit (loss)	$172.7	$60.7	$27.3	$47.6	$(4.8)	303.5
Selling, general and administrative expense						155.3
Income taxes (including $8.2 related to affiliates' earnings)						37.4
Net income						$110.8

Selected Balance Sheet Data
Investments in affiliated companies	$54.0	$88.2	$—	$371.6	$—	$513.8
Identifiable assets	$3,540.2	$903.2	$276.1	$844.0	$294.0	$5,857.5
Capital Expenditures
Portfolio investments and capital additions	$280.5	$140.8	$17.4	$172.0	$3.9	$614.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	In millions, except per share data
2013
Total revenues	$272.3	$338.9	$353.2	$356.6	$1,321.0
Net income	$27.1	$35.1	$53.8	$53.3	$169.3
Per Share Data (1)
Basic	$0.58	$0.75	$1.16	$1.16	$3.64
Diluted	$0.57	$0.74	$1.15	$1.14	$3.59
2012
Total revenues	$256.5	$323.1	$331.9	$331.7	$1,243.2
Net income	$30.3	$23.5	$53.8	$29.7	$137.3
Per Share Data (1)
Basic	$0.65	$0.50	$1.15	$0.63	$2.93
Diluted	$0.64	$0.49	$1.13	$0.62	$2.88
___________________

(1)
Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective.

Management’s Report Regarding the Effectiveness of Internal Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act for us. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate as a result of changes in conditions, or that the degree of compliance with the applicable policies and procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of our internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

Based on such evaluation, our management has concluded that as of the end of the period covered by this annual report, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on our internal control over financial reporting. That report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 25, 2014, expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2014

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Nominees for Election to the Board of Directors", "Additional Information Concerning Director Nominees", "Director Qualifications", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Identification and Evaluation of Director Nominees", "Communication with the Board", "Compensation Committee Report", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 14, 2014, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, and “Compensation Committee Report” in our definitive Proxy Statement to be filed on or about March 14, 2014, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 14, 2014, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 14, 2014, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees”, and “Pre-Approval Policy” in our definitive Proxy Statement to be filed on or about March 14, 2014, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	112

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
Registrant
/s/ BRIAN A. KENNEY
Brian A. Kenney
Chairman, President and Chief Executive Officer
February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 25, 2014

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 25, 2014

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 25, 2014

Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Paul G. Yovovich	Director

By /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 25, 2014

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31
	2013	2012
Assets
Cash and cash equivalents	$294.6	$183.5
Operating assets and facilities, net	2,724.3	2,501.7
Investments in affiliated companies	2,197.9	2,043.8
Other assets	428.8	440.0
Total Assets	$5,645.6	$5,169.0

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$79.6	$105.0
Debt	3,249.2	2,761.1
Other liabilities	919.8	1,058.7
Total Liabilities	4,248.6	3,924.8
Total Shareholders’ Equity	1,397.0	1,244.2
Total Liabilities and Shareholders’ Equity	$5,645.6	$5,169.0

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31
	2013	2012	2011
Revenues
Lease revenue	$543.0	$504.5	$477.7
Other revenue	51.3	43.5	44.4
Total Revenues	594.3	548.0	522.1
Expenses
Maintenance expense	176.5	154.8	163.9
Depreciation expense	131.1	122.2	117.0
Operating lease expense	89.5	91.6	95.2
Other operating expense	12.7	12.0	11.5
Selling, general and administrative expense	131.1	118.4	113.3
Total Expenses	540.9	499.0	500.9
Other Income (Expense)
Net gain on asset dispositions	68.6	59.4	44.0
Interest expense, net	(63.7)	(65.4)	(72.8)
Other expense	(7.0)	(4.4)	(2.4)
Income (Loss) before Income Taxes and Share of Affiliates' Earnings	51.3	38.6	(10.0)
Income Tax Provision (Benefit)	(10.7)	1.0	4.8
Share of Affiliates' Earnings, Net of Taxes	128.7	97.7	116.0
Net Income	$169.3	$137.3	$110.8
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	25.8	25.0	(39.6)
Unrealized gain (loss) on securities	0.8	0.2	(0.2)
Unrealized gain (loss) on derivative instruments	22.4	11.7	(0.5)
Post-retirement benefit plans	52.9	(12.4)	(18.8)
Other comprehensive income (loss)	101.9	24.5	(59.1)
Comprehensive Income	$271.2	$161.8	$51.7

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2013	2012	2011
Operating Activities
Net cash provided by operating activities	$104.3	$269.6	$95.0
Investing Activities
Capital additions	(513.5)	(444.6)	(343.1)
Purchases of leased-in assets	(61.4)	(1.4)	(61.1)
Proceeds from sale-leasebacks	90.7	104.9	—
Portfolio proceeds and other	320.7	136.6	143.0
Capital contributions to affiliates, net	—	—	(25.7)
Net cash used in investing activities	(163.5)	(204.5)	(286.9)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(483.8)	(603.7)	(195.9)
Net (decrease) increase in debt with original maturities of 90 days or less	(185.0)	185.0	(89.1)
Proceeds from issuances of debt (original maturities longer than 90 days)	967.0	381.4	701.0
Stock repurchased	(68.6)	—	—
Dividends	(60.5)	(57.7)	(56.0)
Other	1.2	5.0	(8.6)
Net cash provided by (used in) financing activities	170.3	(90.0)	351.4
Net increase (decrease) in cash and cash equivalents during the year	111.1	(24.9)	159.5
Cash and Cash Equivalents at beginning of year	183.5	208.4	48.9
Cash and Cash Equivalents at end of year	$294.6	$183.5	$208.4
Total Distributions (to) from Affiliates	$(313.8)	$101.0	$—

See accompanying note to condensed financial statements.

Note to Condensed Financial Statements

Basis of Presentation

The condensed financial statements represent the Balance Sheets, Statements of Comprehensive Income and Cash Flows of GATX Corporation, the parent company. In these parent-company-only financial statements, our investment in subsidiaries and joint ventures (collectively "affiliates") is stated at cost plus equity in undistributed earnings of affiliates since the date of acquisition. Our share of net income from affiliates is included in consolidated net income using the equity method. The parent-company-only financial statements should be read in conjunction with our consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

Incorporated by Reference:
3.1	Restated Certificate of Incorporation of GATX Corporation is incorporated herein by reference to Exhibit 3.2 to GATX’s Form 8-K dated October 31, 2013, file number 1-2328.
3.2	Amended and Restated By-Laws of GATX Corporation are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated July 26, 2011, file number 1-2328.
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

10.1
Five Year Credit Agreement with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to GATX’s Form 8-K dated May 3, 2013, file number 1-2328.

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

10.5
Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.32 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.6
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 15, 2013, in connection with GATX’s 2013 Annual Meeting of Shareholders, file number 1-2328.*

10.7
GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

	ii.	Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*
10.8
Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.90
Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

10.10
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.11
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.12
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.13
Form of GATX Corporation Performance Share Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.14
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 11, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

10.15
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.16
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.17
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, Mary K. Lawler, William M. Muckian, Michael T. Brooks, Curt F. Glenn and Clifford J. Porzenheim is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.18
Form of Agreement for Employment Following a Change of Control dated as of January 26, 2012, between GATX Corporation and Thomas A. Ellman is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, file number 1-2328.*

10.19
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

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

10.22	Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*
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