Form 10-Q
period 2014-03-31
GATX CORP
filed 2014-04-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
As of March 31, 2014, 46.0 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share data)

	March 31	December 31
	2014	2013
Assets
Cash and Cash Equivalents	$447.0	$379.7
Restricted Cash	14.8	20.3
Receivables
Rent and other receivables	54.2	80.1
Loans	121.4	122.7
Finance leases	200.5	207.3
Less: allowance for losses	(5.2)	(5.2)
	370.9	404.9

Operating Assets and Facilities ($123.2 and $123.3 related to a consolidated VIE)	7,958.7	7,390.7
Less: allowance for depreciation ($31.4 and $30.3 related to a consolidated VIE)	(2,358.9)	(2,320.4)
	5,599.8	5,070.3
Investments in Affiliated Companies	348.5	354.3
Goodwill	94.7	94.6
Other Assets	243.3	225.5
Total Assets	$7,119.0	$6,549.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$171.5	$159.6
Debt
Commercial paper and borrowings under bank credit facilities	38.2	23.6
Recourse	4,310.0	3,765.9
Nonrecourse ($23.0 and $25.4 related to a consolidated VIE)	70.1	72.6
Capital lease obligations	7.6	8.9
	4,425.9	3,871.0
Deferred Income Taxes	909.4	891.4
Other Liabilities	189.0	230.6
Total Liabilities	5,695.8	5,152.6

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,529,703 and 66,349,906 Outstanding shares — 46,048,495 and 45,868,698	41.4	41.3
Additional paid in capital	666.2	668.9
Retained earnings	1,384.6	1,358.4
Accumulated other comprehensive loss	(40.1)	(42.7)
Treasury stock at cost (20,481,208 shares)	(628.9)	(628.9)
Total Shareholders’ Equity	1,423.2	1,397.0
Total Liabilities and Shareholders’ Equity	$7,119.0	$6,549.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31
	2014	2013
Revenues
Lease revenue	$250.6	$237.2
Marine operating revenue	17.7	18.5
Other revenue	18.3	16.6
Total Revenues	286.6	272.3
Expenses
Maintenance expense	73.1	66.7
Marine operating expense	15.0	16.6
Depreciation expense	58.7	57.9
Operating lease expense	26.9	32.3
Other operating expense	6.6	5.3
Selling, general and administrative expense	42.7	42.0
Total Expenses	223.0	220.8
Other Income (Expense)
Net gain on asset dispositions	28.1	16.7
Interest expense, net	(42.0)	(40.9)
Other expense	(3.4)	(1.1)
Income before Income Taxes and Share of Affiliates’ Earnings	46.3	26.2
Income Taxes	(14.1)	(7.5)
Share of Affiliates’ Earnings, Net of Taxes	9.9	8.4
Net Income	$42.1	$27.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	0.7	(17.0)
Unrealized loss (gain) on securities	(0.2)	0.1
Unrealized gain on derivative instruments	0.7	1.5
Post-retirement benefit plans	1.4	2.0
Other comprehensive income (loss)	2.6	(13.4)
Comprehensive Income	$44.7	$13.7

Share Data
Basic earnings per share	$0.92	$0.58
Average number of common shares	46.0	46.9

Diluted earnings per share	$0.90	$0.57
Average number of common shares and common share equivalents	46.8	47.7

Dividends declared per common share	$0.33	$0.31

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31
	2014	2013
Operating Activities
Net income	$42.1	$27.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	62.1	60.9
Change in accrued operating lease expense	(39.8)	(46.0)
Gains on sales of assets	(26.9)	(13.8)
Deferred income taxes	11.0	4.3
Share of affiliates’ earnings, net of dividends	1.9	(7.9)
Other	1.0	(0.4)
Net cash provided by operating activities	51.4	24.2
Investing Activities
Additions to operating assets and facilities	(445.5)	(141.4)
Loans extended	—	(8.5)
Portfolio investments and capital additions	(445.5)	(149.9)
Purchases of leased-in assets	(150.5)	(11.3)
Portfolio proceeds	66.6	64.5
Proceeds from sales of other assets	7.0	8.7
Net decrease in restricted cash	5.5	2.8
Other	—	(0.1)
Net cash used in investing activities	(516.9)	(85.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	842.5	597.9
Repayments of debt (original maturities longer than 90 days)	(307.1)	(264.9)
Net increase (decrease) in debt with original maturities of 90 days or less	14.5	(149.7)
Stock repurchases	—	(18.3)
Dividends	(16.9)	(16.3)
Other	(1.2)	(0.3)
Net cash provided by financing activities	531.8	148.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(0.4)
Net increase in Cash and Cash Equivalents	67.3	86.9
Cash and Cash Equivalents, beginning of period	379.7	234.2
Cash and Cash Equivalents, end of period	$447.0	$321.1
Noncash Investing Transactions
Distributions from affiliates (1)	$1.1	$1.8
_________
(1) We received distributions of 62 railcars in 2014 and 182 railcars in 2013 from our Southern Capital affiliate.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with US Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation.

Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2013.

Change in Accounting Estimate

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impact of these implemented changes on depreciation expense for affected assets in the first quarter of 2014 is a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

NOTE 3. Variable Interest Entities

We are the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	March 31 2014	December 31 2013
Operating assets, net of accumulated depreciation (1)	$91.8	$93.0
Nonrecourse debt	23.0	25.4
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	March 31, 2014		December 31, 2013
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$129.4	$129.4	$125.5	$125.5
Other investment	0.6	0.6	0.6	0.6
Total	$130.0	$130.0	$126.1	$126.1

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$4.8	$—	$4.8	$—
Available-for-sale equity securities	4.2	4.2	—	—
Liabilities
Interest rate derivatives (1)	3.1	—	3.1	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—

Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Available-for-sale equity securities	4.7	4.7	—	—
Liabilities
Interest rate derivatives (1)	0.8	—	0.8	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had six instruments outstanding with an aggregate notional amount of $500.0 million as of March 31, 2014, and three instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2013. These derivatives have maturities ranging from 2015 to 2019.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had six instruments outstanding with an aggregate notional amount of $163.5 million as of March 31, 2014, and six instruments outstanding with an aggregate notional amount of $163.6 million as of December 31, 2013. These derivatives had maturities ranging from 2014 to 2020. Within the next 12 months, we expect to reclassify $9.5 million ($6.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2014, was $4.2 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive loss (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Loss (Gain) Recognized	2014	2013
Fair value hedges (1)	Interest expense	$2.1	$1.1
Cash flow hedges	Other comprehensive loss (gain) (effective portion)	1.8	(0.3)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.2	1.2
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	2.4	0.4
Non-designated	Other expense	0.1	0.5
_________
(1) The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. We base the fair values of investment funds, which are accounted for under the cost method, on the best information available, which may include quoted investment fund values. We estimate the fair values of loans and fixed and floating rate debt using discounted cash flow analyses based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.7	$3.8	$1.7	$4.0
Loans	121.4	120.2	122.7	121.5
Liabilities
Recourse fixed rate debt	$3,718.8	$3,851.6	$2,871.2	$2,994.0
Recourse floating rate debt	591.2	595.4	894.7	906.2
Nonrecourse debt	70.1	71.6	72.6	74.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended March 31, 2014 and 2013 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$1.4	$1.8	$—	$0.1
Interest cost	5.1	4.6	0.4	0.4
Expected return on plan assets	(7.2)	(6.9)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.2)	(0.3)	—	—
Unrecognized net actuarial loss	2.6	3.5	—	0.1
Net expense	$1.7	$2.7	$0.4	$0.6
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTE 6. Share-Based Compensation

During the first three months of 2014, we granted 290,500 stock appreciation rights (“SARs”), 53,680 restricted stock units, 62,670 performance shares, and 4,363 phantom stock units. For the three months ended March 31, 2014, total share-based compensation expense was $3.1 million and the related tax benefit was $1.2 million. For the three months ended March 31, 2013, total share-based compensation expense was $3.2 million and the related tax benefit was $1.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated fair value of our 2014 SARs awards and related underlying assumptions are shown in the table below.

2014
Estimated fair value	$18.90
Quarterly dividend rate	$0.33
Expected term of stock appreciation rights, in years	4.4
Risk-free interest rate	1.3%
Dividend yield	2.3%
Expected stock price volatility	30.3%
Present value of dividends	$5.76

NOTE 7. Income Taxes

Our effective tax rate was 30% for the three months ended March 31, 2014, compared to 29% for the three months ended March 31, 2013. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates.

As of March 31, 2014, our gross liability for unrecognized tax benefits was $5.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.3 million ($3.4 million, net of federal tax). During the three months ended March 31, 2014, upon the close of a foreign tax audit, we released a gross unrecognized tax benefit of $0.4 million. We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table shows our commercial commitments (in millions):

	March 31 2014	December 31 2013
Lease payment guarantees	$33.1	$34.8
Standby letters of credit	8.7	8.8
Asset residual value guarantees	—	5.6
Performance bonds	0.4	0.6
Total commercial commitments (1)	$42.2	$49.8
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $6.0 million at March 31, 2014 and $6.2 million at December 31, 2013. The expirations of these commitments range from 2014 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 9. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our convertible preferred stock and our equity compensation awards.
In the second quarter of 2013, both series of our preferred stock were retired with all shares either converted to common stock or redeemed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2014	2013
Numerator:
Net income	$42.1	$27.1
Denominator:
Weighted average shares outstanding - basic	46.0	46.9
Effect of dilutive securities:
Equity compensation plans	0.8	0.7
Convertible preferred stock	—	0.1
Weighted average shares outstanding - diluted	46.8	47.7
Basic earnings per share	$0.92	$0.58
Diluted earnings per share	$0.90	$0.57

NOTE 10. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2013	$57.2	$0.4	$(22.1)	$(78.2)	$(42.7)
Change in component	0.7	(0.5)	(2.2)	—	(2.0)
Reclassification adjustments into earnings	—	—	3.6	2.4	6.0
Income tax effect	—	0.3	(0.7)	(1.0)	(1.4)
Balance at March 31, 2014	$57.9	$0.2	$(21.4)	$(76.8)	$(40.1)
________
See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 11. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 23. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Since May 2012, the excess insurer providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”) has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to insurers in the prior underlying layers who had provided coverage for such expenses. To date, GRA has incurred approximately $5.6 million in unreimbursed defense fees and costs at the Liberty coverage layer and continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”). The Liberty excess layer is currently fully exhausted and, therefore, the issue of reimbursement for outstanding defense costs will now be determined by the four insurers in the next coverage layer, which includes 25% held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration, the amount of defense fees and costs that ultimately may not be reimbursed by Liberty, or the positions other excess insurers in the current coverage layer may take with respect to defense fees and costs.

GATX cannot predict the outcome of the Lucca Trial or what other legal proceedings or claims, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the possible amount or range of loss that may ultimately be incurred in connection with this accident. Accordingly, we have not established any accruals with respect to this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 12. Financial Data of Business Segments

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

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as two affiliate investments. Rail North America primarily provides railcars and locomotives pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

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

Portfolio Management provides leasing, shipping, asset remarketing and asset management services through a collection of diversified wholly owned assets and joint venture investments. Portfolio Management selectively invests in domestic marine assets and seeks to maximize the value of the existing portfolio of owned and managed assets and affiliate investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data of each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2014
Profitability
Revenues
Lease revenue	$194.9	$47.2	$1.1	$7.4	$—	$250.6
Marine operating revenue	—	—	3.1	14.6	—	17.7
Other revenue	14.6	2.0	—	1.7	—	18.3
Total Revenues	209.5	49.2	4.2	23.7	—	286.6
Expenses
Maintenance expense	61.4	11.5	0.2	—	—	73.1
Marine operating expense	—	—	3.4	11.6	—	15.0
Depreciation expense	41.5	11.7	—	5.5	—	58.7
Operating lease expense	26.9	—	—	—	—	26.9
Other operating expense	4.8	1.4	—	0.4	—	6.6
Total Expenses	134.6	24.6	3.6	17.5	—	180.3
Other Income (Expense)
Net gain (loss) on asset dispositions	24.8	2.4	(0.4)	1.3	—	28.1
Interest expense, net	(24.6)	(6.2)	(1.4)	(6.8)	(3.0)	(42.0)
Other (expense) income	(3.4)	—	—	0.3	(0.3)	(3.4)
Share of affiliates' earnings (pretax)	3.3	(0.1)	—	10.9	—	14.1
Segment Profit (Loss)	$75.0	$20.7	$(1.2)	$11.9	$(3.3)	103.1
Selling, general and administrative expense						42.7
Income taxes (including $4.2 related to affiliates' earnings)						18.3
Net Income						$42.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$21.6	$—	$—	$—	$—	$21.6
Residual sharing income	0.6	—	—	1.2	—	1.8
Non-remarketing disposition gains (1)	2.6	2.4	—	—	—	5.0
Asset impairment	—	—	(0.4)	0.1	—	(0.3)
	$24.8	$2.4	$(0.4)	$1.3	$—	$28.1
Capital Expenditures
Portfolio investments and capital additions	$396.0	$39.3	$8.3	$—	$1.9	$445.5

Selected Balance Sheet Data at March 31, 2014
Investments in affiliated companies	$21.9	$1.9	$—	$324.7	$—	$348.5
Identifiable assets	$4,186.8	$1,327.1	$267.1	$854.6	$483.4	$7,119.0
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2013
Profitability
Revenues
Lease revenue	$183.8	$43.0	$1.1	$9.3	$—	$237.2
Marine operating revenue	—	—	12.3	6.2	—	18.5
Other revenue	13.8	2.2	—	0.6	—	16.6
Total Revenues	197.6	45.2	13.4	16.1	—	272.3
Expenses
Maintenance expense	54.6	11.5	0.6	—	—	66.7
Marine operating expense	—	—	9.8	6.8	—	16.6
Depreciation expense	42.3	10.1	—	5.5	—	57.9
Operating lease expense	32.3	—	—	—	—	32.3
Other operating expense	4.0	0.9	—	0.4	—	5.3
Total Expenses	133.2	22.5	10.4	12.7	—	178.8
Other Income (Expense)
Net gain on asset dispositions	10.2	1.2	—	5.3	—	16.7
Interest expense, net	(25.7)	(5.6)	(1.6)	(6.7)	(1.3)	(40.9)
Other (expense) income	(0.8)	0.5	(0.6)	—	(0.2)	(1.1)
Share of affiliates' earnings (pretax)	2.2	(0.2)	—	10.5	—	12.5
Segment Profit (Loss)	$50.3	$18.6	$0.8	$12.5	$(1.5)	80.7
Selling, general and administrative expense						42.0
Income taxes (including $4.1 related to affiliates' earnings)						11.6
Net Income						$27.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$1.6	$—	$—	$4.2	$—	$5.8
Residual sharing income	2.8	—	—	1.1	—	3.9
Non-remarketing disposition gains (1)	6.5	1.4	—	—	—	7.9
Asset impairment	(0.7)	(0.2)	—	—	—	(0.9)
	$10.2	$1.2	$—	$5.3	$—	$16.7
Capital Expenditures
Portfolio investments and capital additions	$85.7	$44.3	$3.2	$16.0	$0.7	$149.9

Selected Balance Sheet Data at December 31, 2013
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.5	$1,297.1	$271.0	$856.9	$414.1	$6,549.6
_____
(1) Includes scrapping gains.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Our interim Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013. Our MD&A includes forward-looking statements, as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to the safe harbor provisions of those sections and the Private Securities Litigation Reform Act of 1995. Forward-looking statements refer to information that is not purely historical, such as estimates, projections and statements relating to our business plans, objectives and expected operating results, and the assumptions on which those statements are based. Some of these statements may be identified by words like “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project” or other similar words. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results or developments to differ materially from the forward-looking statements.
A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the Securities and Exchange Commission. Specific risks and uncertainties include, but are not limited to, (1) changes in regulatory requirements for tank cars in crude, ethanol, and other flammable liquid commodity service, (2) competitive factors in our primary markets, including lease pricing and asset availability, (3) weak economic conditions, financial market volatility, and other factors that may negatively affect the rail, marine, and other industries served by us and our customers, (4) inability to maintain satisfactory lease rates or utilization levels for our assets, or increased operating costs in our primary operating segments, (5) changes to laws, rules, and regulations applicable to GATX and our rail, marine, and other assets, or failure to comply with those laws, rules and regulations, (6) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives, (7) financial and operational risks associated with long-term railcar purchase commitments, (8) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (9) unfavorable conditions affecting certain assets, customers or regions where we have a large investment, (10) risks related to our international operations and expansion into new geographic markets, (11) inadequate allowances to cover credit losses in our portfolio or declines in the credit quality of our customer base, (12) impaired asset charges that may result from weak economic or market conditions, changes to laws, rules, and regulations affecting our assets, events related to particular customers or asset types, or portfolio management decisions we implement, (13) environmental remediation costs or a negative outcome in our pending or threatened litigation, (14) our inability to obtain cost-effective insurance, (15) operational and financial risks related to our affiliate investments, particularly where certain affiliates may contribute significantly to our consolidated operating profit, (16) reduced opportunities to generate asset remarketing income, and (17) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees.
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

Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three months ended March 31 (in millions, except per share data and percentages):

	2014	2013
Segment Revenues
Rail North America	$209.5	$197.6
Rail International	49.2	45.2
ASC	4.2	13.4
Portfolio Management	23.7	16.1
	$286.6	$272.3
Segment Profit (Loss)
Rail North America	$75.0	$50.3
Rail International	20.7	18.6
ASC	(1.2)	0.8
Portfolio Management	11.9	12.5
	106.4	82.2
Less:
Selling, general and administrative expense	42.7	42.0
Unallocated interest expense, net	3.0	1.3
Other, including eliminations	0.3	0.2
Income taxes ($4.2 and $4.1 related to affiliates' earnings)	18.3	11.6
Net Income	$42.1	$27.1

Net income, excluding tax adjustments and other items	$42.1	$28.4
Diluted earnings per share	$0.90	$0.57
Diluted earnings per share, excluding tax adjustments and other items	$0.90	$0.60

Return on equity ("ROE") (1)	13.9%	11.2%
ROE, excluding tax adjustments and other items (1)	13.5%	10.8%

Investment Volume	$445.5	$149.9
_________
(1) For the trailing twelve months.

Net income was $42.1 million, or $0.90 per diluted share, for the first quarter of 2014 compared to $27.1 million, or $0.57 per diluted share, for the first quarter of 2013. The 2014 first quarter results include an after-tax benefit of $3.5 million, or $0.08 per diluted share, from a change in the depreciable lives of the North American railcar fleet. Results in 2013 included a $1.3 million loss related to certain interest rate swaps at Ahaus Alstätter Eisenbahn Cargo AG (“AAE”), which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of the AAE item in the first quarter of 2013, net income increased $13.7 million compared to the prior year. The increase in 2014 was driven by increased asset remarketing income and higher railcar lease rates, partially offset by higher maintenance costs due to increased compliance work.
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

RAIL NORTH AMERICA

Segment Summary

In March 2014, we entered into an agreement to purchase General Electric Railcar Services Corporation's ("GE Rail") per diem boxcar fleet, consisting of more than 18,500 cars for approximately $340.0 million. This fleet acquisition establishes us as the leader in the North American boxcar leasing market and added a significant number of railcars to our fleet that are critical-use assets for certain important sectors of the North American economy. Many of the lessees utilizing this fleet are existing customers, and this acquisition enhances our ability to meet these customers' broad rail transportation needs. The average age of the fleet is 34 years relative to the statutory life of 50 years. As this fleet purchase was completed at the end of the quarter, there was no meaningful impact on reported quarterly financial results. Accordingly, these railcars have been excluded from all fleet statistics noted herein.

During the first quarter of 2014, Rail North America continued to experience strong demand for tank cars and broadening demand for freight cars. The weighted average lease renewal rate on cars in our Lease Price Index (the “LPI,” see definition below) increased 33.9% from the weighted average expiring lease rate, compared to an increase of 37.1% in the fourth quarter of 2013 and 30.8% in the first quarter of 2013. Lease terms on renewals for cars in the LPI averaged 62 months in the current quarter, compared to 60 months in the fourth quarter of 2013 and 65 months in the first quarter of 2013. During the first quarter of 2014, an average of approximately 107,000 railcars were on lease compared to 108,000 during the fourth quarter of 2013 and 107,000 during the first quarter of 2013. Utilization was 98.5% at the end of the first quarter comparable to the prior quarter and 97.8% at March 31, 2013.

For the remainder of 2014, we expect higher lease revenue and increased maintenance expense as we work through our tank car compliance cycle. Leases on approximately 16,000 railcars will expire over the balance of the year and we expect to realize strong renewal success at attractive rates, particularly for tank cars. The number of idle cars that serve the coal market declined in the quarter. Although lease rates have improved materially, they remain below historical norms in this sector.

The following table shows Rail North America's segment results for the three months ended March 31 (in millions):

	2014	2013
Revenues
Lease revenue	$194.9	$183.8
Other revenue	14.6	13.8
Total Revenues	209.5	197.6
Expenses
Maintenance expense	61.4	54.6
Depreciation expense	41.5	42.3
Operating lease expense	26.9	32.3
Other operating expense	4.8	4.0
Total Expenses	134.6	133.2
Other Income (Expense)
Net gain on asset dispositions	24.8	10.2
Interest expense, net	(24.6)	(25.7)
Other expense	(3.4)	(0.8)
Share of affiliates' earnings (pretax)	3.3	2.2
Segment Profit	$75.0	$50.3

Investment Volume	$396.0	$85.7

The following table shows the components of Rail North America's lease revenue for the three months ended March 31 (in millions):

	2014	2013
Railcars	$186.7	$176.1
Locomotives	8.2	7.7
	$194.9	$183.8

Lease Price Index

Our LPI is an internally-generated business indicator that measures lease rate pricing on renewals for our North American railcar fleet. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars (1):

	March 31 2013	June 30 2013	September 30 2013	December 31 2013	March 31 2014
Beginning balance	109,551	109,637	110,774	109,955	109,113
Cars added	988	2,035	914	1,179	548
Cars scrapped	(810)	(456)	(308)	(254)	(380)
Cars sold	(92)	(442)	(1,425)	(1,767)	(920)
Ending balance	109,637	110,774	109,955	109,113	108,361
Utilization rate at quarter end	97.8%	98.2%	98.5%	98.5%	98.5%
Average active railcars	106,964	107,722	108,452	108,021	106,985
_________
(1) Rail North America's fleet statistics exclude the acquisition of the per diem boxcar fleet, consisting of approximately 18,100 cars.

The following table shows fleet activity for Rail North America locomotives:

	March 31 2013	June 30 2013	September 30 2013	December 31 2013	March 31 2014
Beginning balance	561	564	558	589	595
Locomotives added	36	10	31	6	6
Locomotives scrapped or sold	(33)	(16)	—	—	(1)
Ending balance	564	558	589	595	600
Utilization rate at quarter end	94.0%	95.2%	97.8%	98.2%	98.8%
Average active locomotives	525	528	555	579	586

Comparison of the First Quarter of 2014 to the First Quarter of 2013

Segment Profit

In the first quarter of 2014, segment profit increased to $75.0 million, compared to $50.3 million in 2013. The increase was driven by increased asset remarketing income and higher lease rates, partially offset by higher maintenance costs due to increased compliance work. The results in 2014, compared to 2013, were also favorably impacted by a change in depreciation implemented during the quarter. Effective January 1, 2014, we revised the depreciable lives of our North American railcars based on a review of the current economic lives and usage of various railcar types. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years.

Revenues

In the first quarter of 2014, lease revenue increased $11.1 million, primarily due to higher lease rates in the current quarter. Other revenue increased $0.8 million, primarily due to higher repair revenue in the current quarter.

Expenses

Maintenance expense increased $6.8 million in 2014, primarily due to the expected increase in compliance costs. Depreciation expense decreased $0.8 million, as the impact of the accounting policy change in estimated useful lives on the railcar fleet implemented as of January 1, 2014, substantially offset incremental depreciation from new investments. Operating lease expense decreased $5.4 million, due to the acquisition of railcars previously leased in under operating leases. Other operating expense increased $0.8 million due to a provision for loss adjustment made in the prior year.

Other Income (Expense)

In the first quarter of 2014, net gain on asset dispositions increased $14.6 million compared to the prior period as we sold approximately 800 more railcars, the impact of which was partially offset by lower scrapping gains. The prior quarter also included a $2.7 million fee on the early termination of a residual value guarantee. Net interest expense decreased $1.1 million driven by lower average rates which reflected the prepayment of certain higher cost secured financing in the prior year. Other expense increased $2.6 million, primarily due to termination costs associated with the early buyout of an operating lease. Share of affiliates' earnings increased $1.1 million, primarily due to gains on dispositions of railcars from our Southern Capital affiliate.

Investment Volume

During the first quarter of 2014, investment volume was $396.0 million compared to $85.7 million in 2013, and included the purchase of approximately 18,100 per diem boxcars from GE Rail (out of total of 18,500 to be acquired). In addition, 464 newly built railcars were acquired, compared to 520 newly built railcars and 303 railcars purchased in the secondary market in 2013.

North American Rail Regulatory Matters

Recent derailments involving trains carrying crude oil and ethanol have led to increased regulatory scrutiny in the US and Canada of railroad operations, shippers' classification of products, and the tank cars carrying flammable liquids. In September 2013, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued an Advance Notice of Proposed Rulemaking (the “ANPRM”) seeking public comment on potential design enhancements to certain tank cars, commonly referred to as DOT 111 tank cars, used to transport crude oil, ethanol and other flammable liquids. We participated in the public comment process through The Railway Supply Institute, a rail industry trade association which submitted comments on the ANPRM. The ANPRM did not propose specific design enhancements or retirement schedules for the existing fleet of tank cars in flammable liquids service. However, PHMSA has projected that it will publish proposed rules by July 30, 2014, which would be followed by a 60-day public comment period. While this schedule is subject to change, it is possible that final rules could be adopted by the end of 2014. We have approximately 4,600 tank cars currently in crude and ethanol service and another 8,300 cars in flammable liquids service in North America.

On April 23, 2014, Transport Canada (“TC”) issued an order prohibiting the use of certain types of tank cars in dangerous goods service in Canada effective immediately. The cars affected by this order include certain tank cars made of non-normalized steel and lacking continuous reinforcement and heater coils along the bottom of the tank. We have approximately 100 of these cars in our fleet currently operating in this service in Canada, and therefore, we do not expect TC’s order to have a material impact on our fleet. TC simultaneously announced that it intends to propose rules in the summer of 2014 requiring all tank cars in crude and ethanol service in Canada that do not comply with the rail industry’s CPC-1232 design standard to be either phased out or retrofitted by May 1, 2017. The CPC-1232 standard was voluntarily adopted by the rail industry in 2011 and includes design enhancements intended to improve tank car safety in the event of an accident. Of the approximately 4,600 tank cars in our North American fleet currently in crude and ethanol service, approximately 3,700 were manufactured prior to adoption of the CPC-1232 standard. TC also announced that it intends to coordinate with US regulators to determine what additional requirements may be needed for the entire North American fleet of DOT 111 tank cars in flammable liquids service. Until PHMSA and TC release their proposed rules, we will be unable to assess how any new regulations may impact GATX and what changes may be required with respect to our tank cars in flammable liquids service, including the number of cars that could be phased out and the timing of any proposed phase out, as well as the scope and cost of any retrofit program.

RAIL INTERNATIONAL

Segment Summary

Within Rail International, the European railcar market is stable and Rail Europe continues to invest in new tank cars and scrap older equipment. Investment volume was $33.9 million and we anticipate a strong investment year in 2014. At the end of the first quarter of 2014, our fleet utilization was 95.8% compared to 96.4% at the end of 2013 and 93.4% at March 31, 2013. Rail India continues to pursue railcar leasing and investment opportunities.

The following table shows Rail International's segment results for the three months ended March 31 (in millions):

	2014	2013
Revenues
Lease revenue	$47.2	$43.0
Other revenue	2.0	2.2
Total Revenues	49.2	45.2
Expenses
Maintenance expense	11.5	11.5
Depreciation expense	11.7	10.1
Other operating expense	1.4	0.9
Total Expenses	24.6	22.5
Other Income (Expense)
Net gain on asset dispositions	2.4	1.2
Interest expense, net	(6.2)	(5.6)
Other income	—	0.5
Share of affiliates' earnings (pretax)	(0.1)	(0.2)
Segment Profit	$20.7	$18.6

Investment Volume	$39.3	$44.3

The following table shows fleet activity for Rail International railcars:

	March 31 2013	June 30 2013	September 30 2013	December 31 2013	March 31 2014
Beginning balance	21,840	22,012	21,986	22,041	22,019
Cars added	361	492	349	313	125
Cars scrapped or sold	(189)	(518)	(294)	(335)	(370)
Ending balance	22,012	21,986	22,041	22,019	21,774
Utilization rate at quarter end	93.4%	95.6%	96.2%	96.4%	95.8%
Average active railcars	20,741	20,860	21,091	21,231	21,051

Comparison of the First Three Months of 2014 to the First Three Months of 2013

Foreign Currency

Segment profit for Rail International is impacted by changes in the exchange rate of foreign currencies, primarily the Euro. In the first quarter of 2014, a modestly stronger Euro contributed $1.6 million to the increase in lease revenue and $0.9 million to the increase in segment profit compared to the first quarter in 2013.

Segment Profit

Segment profit was $20.7 million in 2014 compared to $18.6 million in 2013. The prior year included a loss of $1.4 million related to certain interest rate swaps at Ahaus Alstätter Eisenbahn Cargo AG (“AAE”). We sold our interest in AAE in the third quarter of 2013. Excluding the impact of this item, segment profit increased $0.7 million. This increase was driven by increased lease revenue due to more railcars on lease and higher lease rates, partially offset by the absence of operating income from our interest in AAE.

Revenues

Lease revenue increased $4.2 million, primarily due to more railcars on lease, higher lease rates, and the effects of a stronger Euro.

Expenses

Depreciation expense increased $1.6 million, primarily due to new cars added to the fleet. Other operating expense increased $0.5 million, primarily due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions increased $1.2 million due to more railcars being scrapped. Scrapping and replacement of older cars continued in the current quarter as we assist our customers in upgrading the tank car fleet in the European market. Net interest expense increased $0.6 million due to higher debt balances. Other (expense) income decreased $0.5 million, primarily due to the net effects of favorable exchange rate movements on non-functional currency items in the prior quarter. Excluding the impact of the AAE interest rate swap in the prior year, share of affiliates' earnings decreased $1.3 million due to the absence of AAE operating results in 2014.

Investment Volume

During the first quarter of 2014, investment costs, which include progress payments on scheduled deliveries of new railcars and car improvements, were $39.3 million compared to $44.3 million in 2013. During the first quarter of 2014, we took delivery of approximately 48 railcars compared to 310 railcars in 2013.

ASC

Segment Summary

Our fleet is largely inactive for the first three months of each year due to the winter conditions on the Great Lakes. 2014 was particularly impacted by severe winter conditions. Great Lakes ice coverage and Coast Guard restrictions have delayed vessel deployment resulting in limited vessel operations. Only two vessels were in service at the end of the quarter, compared to ten in the prior year. During the first quarter of 2014, ASC carried a total of 0.4 million net tons of freight, substantially all of which was attributable to prior year commitments completed in January, compared to 1.5 million net tons during the first quarter of 2013. Delayed vessel deployment provides less time to meet customer requirements; however, ASC anticipates that all customer commitments will be fulfilled in 2014.

The following table shows ASC’s segment results for the three months ended March 31 (in millions):

	2014	2013
Revenues
Lease revenue	$1.1	$1.1
Marine operating revenue	3.1	12.3
Total Revenues	4.2	13.4
Expenses
Maintenance expense	0.2	0.6
Marine operating expense	3.4	9.8
Total Expenses	3.6	10.4
Other Income (Expense)
Net loss on asset dispositions	(0.4)	—
Interest expense, net	(1.4)	(1.6)
Other expense	—	(0.6)
Segment (Loss) Profit	$(1.2)	$0.8

Investment Volume	$8.3	$3.2

Comparison of the First Three Months of 2014 to the First Three Months of 2013

Segment (Loss) Profit

Segment results were $2.0 million lower than prior year. The variance was attributable to ice coverage on the Great Lakes leading to lower freight volume.

Revenues

Marine operating revenue decreased $9.2 million, due to the limited vessel operations related to the ice conditions.

Expenses

Net loss on asset dispositions of $0.4 million was due to an additional impairment on the American Fortitude as we reduced our expectations of scrapping proceeds for the vessel.

Other Income (Expense)

Other expense in the prior year reflects $0.6 million of litigation settlement costs.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's total asset base was $854.6 million at March 31, 2014 compared to $856.9 million at December 31, 2013, and $766.3 million at March 31, 2013. The estimated net book value equivalent of assets managed by Portfolio Management for third parties was $110.5 million at March 31, 2014. The environment for investment in domestic marine assets continues to be challenging as relatively cheap sources of capital are aggressively pursuing this asset class. Weak demand and vessel overcapacity continue to pressure operating results from our ocean-going vessel pooling arrangements.

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") continue to experience solid results driven by strong demand for spare aircraft engines. Segment profit included earnings from the RRPF affiliates of $10.5 million for the first quarter of 2014, compared to $8.3 million in 2013.

The following table shows Portfolio Management's segment results for the three months ended March 31 (in millions):

	2014	2013
Revenues
Lease revenue	$7.4	$9.3
Marine operating revenue	14.6	6.2
Other revenue	1.7	0.6
Total Revenues	23.7	16.1
Expenses
Marine operating expense	11.6	6.8
Depreciation expense	5.5	5.5
Operating lease expense	—	—
Other operating expense	0.4	0.4
Total Expenses	17.5	12.7
Other Income (Expense)
Net gain on asset dispositions	1.3	5.3
Interest expense, net	(6.8)	(6.7)
Other income	0.3	—
Share of affiliates' earnings (pretax)	10.9	10.5
Segment Profit	$11.9	$12.5

Investment Volume	$—	$16.0
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	March 31 2013	June 30 2013	September 30 2013	December 31 2013	March 31 2014
Net book value of owned assets	$407.6	$521.0	$523.2	$536.0	$529.9
Affiliate investments	358.7	307.0	328.3	320.9	324.7
Net book value of managed portfolio	140.7	129.1	128.0	125.3	110.5
Comparison of the First Three Months of 2014 to the First Three Months of 2013

Segment Profit

Segment profit of $11.9 million was $0.6 million lower than the prior year. This decrease was driven by lower gains on asset dispositions and lower lease revenues, partially offset by higher earnings from the RRPF affiliates. Comparison between periods is impacted by the five vessels formerly included with our Singco and Somargas affiliates, which are now wholly owned (the "Norgas vessels").

Revenues

Lease revenue was $1.9 million lower in the first quarter of 2014, primarily due to the sale of barges and other equipment in the prior year. Marine operating revenue was $8.4 million higher than prior year, primarily due to revenue earned by the Norgas vessels. Other revenue was $1.1 million higher than prior year, primarily due to distributions from an investment fund and a restitution payment received on a legacy transaction.

Expenses

Marine operating expense was $4.8 million higher than prior year, primarily due to expenses from the Norgas vessels.

Other Income (Expense)

Net gain on asset dispositions in the first quarter of 2014 was $4.0 million lower than prior year, primarily due to fewer asset dispositions. Other income was $0.3 million higher than prior year due to proceeds received from the exercise of warrants in 2014.

Share of affiliates' earnings in the first quarter of 2014 was $0.4 million higher than the prior year, primarily due to higher income at RRPF partially offset by the absence of earnings from our former Singco and Somargas affiliates.

Investment Volume

There were no investments in the first quarter of 2014. Investment volume of $16.0 million in the prior year period included an $8.5 million loan for a dry bulk vessel and $7.1 million of container assets.

OTHER
Other is comprised of selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other for the three months ended March 31 (in millions):

	2014	2013
Selling, general and administrative expense	$42.7	$42.0
Unallocated interest expense, net	3.0	1.3
Other expense (including eliminations)	0.3	0.2

SG&A, Unallocated Interest and Other

In the first three months of 2014, SG&A increased $0.7 million from the prior year, primarily due to higher salaries, IT costs, and consulting fees partially offset by lower pension expense. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities. Other expense and eliminations were immaterial for each of the periods.

Consolidated Income Taxes

Our effective tax rate was 30% for the three months ended March 31, 2014, compared to 29% for the three months ended March 31, 2013. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2014, we had unrestricted cash balances of $447.0 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2014	2013
Principal sources of cash
Net cash provided by operating activities	$51.4	$24.2
Portfolio proceeds	66.6	64.5
Other asset sales	7.0	8.7
Proceeds from issuance of debt, commercial paper, and credit facilities	857.0	597.9
	$982.0	$695.3
Principal uses of cash
Portfolio investments and capital additions	$(445.5)	$(149.9)
Repayments of debt, commercial paper, and credit facilities	(307.1)	(414.6)
Purchases of leased-in assets	(150.5)	(11.3)
Payments on capital lease obligations	(1.3)	(1.2)
Cash dividends	(16.9)	(16.3)
Stock repurchases	—	(18.3)
	$(921.3)	$(611.6)

Net cash provided by operating activities of $51.4 million increased $27.2 million compared to 2013. The increase was primarily driven by higher lease income, affiliate distributions, and other net changes in working capital.
Portfolio proceeds for the first three months of 2014 of $66.6 million increased by $2.1 million from the prior year, primarily due to higher proceeds from sales of equipment.
Proceeds from the issuance of debt for the first three months of 2014 were $857.0 million (net of hedges and debt issuance costs). In North America, issuances consisted of $850.0 million of unsecured debt which included $300.0 million of 3-year notes, $250.0 million of 5-year notes, and $300.0 million of 30-year notes. Debt repayments of $307.1 million for the first three months of 2014 were $107.5 million lower than prior year. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume. In the first quarter of 2014, we acquired a fleet of approximately 18,100 boxcars from GE Rail for $330.7 million.
In the first quarter of 2014 our board of directors authorized a $250 million share repurchase program. As of March 31, 2014, the full amount was available under the repurchase authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the three months ended March 31, 2014:

Europe (1)
Balance as of March 31 (in millions)	$38.2
Weighted average interest rate	1.1%
Euro/Dollar exchange rate	1.38

Average monthly amount outstanding during the quarter (in millions)	$30.9
Weighted average interest rate	1.4%
Average Euro/Dollar exchange rate	1.37

Maximum month-end amount outstanding during the quarter (in millions)	$38.2
Euro/Dollar exchange rate	1.38
_________
(1) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of March 31, 2014, we had a $575 million 5-year unsecured credit facility in the US that matures in April 2018. As of March 31, 2014, the full $575 million was available under the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2014, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of March 31, 2014, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at March 31, 2014, (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Recourse debt	$4,315.5	$362.1	$546.5	$642.4	$460.3	$514.1	$1,790.1
Nonrecourse debt	70.3	54.3	9.0	7.0	—	—	—
Commercial paper and credit facilities	38.2	38.2	—	—	—	—	—
Capital lease obligations	8.4	1.5	3.1	2.7	1.1	—	—
Operating leases — recourse	860.6	43.4	131.1	107.7	95.4	86.7	396.3
Operating leases — nonrecourse	74.6	8.6	11.1	8.1	9.5	9.0	28.3
Portfolio investments (1)	1,035.8	443.7	401.2	144.6	39.6	6.7	—
	$6,403.4	$951.8	$1,102.0	$912.5	$605.9	$616.5	$2,214.7
_________
(1) Primarily railcar purchase commitments.

Critical Accounting Policies

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impact of these implemented changes on depreciation expense for affected assets in the first quarter of 2014 is a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

Otherwise, there have been no changes to our critical accounting policies during the three months ending March 31, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a summary of our policies.

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

The following table shows total on- and off-balance-sheet assets (in millions):

	March 31 2013	June 30 2013	September 30 2013	December 31 2013	March 31 2014
Consolidated on-balance-sheet assets	$6,144.7	$6,119.2	$6,339.1	$6,549.6	$7,119.0
Off-balance-sheet assets:
Rail North America	797.3	770.7	749.9	887.9	680.8
ASC	19.9	18.8	17.6	16.5	15.3
Total On- and Off-Balance Sheet Assets	$6,961.9	$6,908.7	$7,106.6	$7,454.0	$7,815.1
Shareholders’ Equity	$1,223.5	$1,219.1	$1,312.1	$1,397.0	$1,423.2

We exclude the effects of tax adjustments and other items when we present return on equity, net income, and diluted earnings per share. We exclude these items to provide a more meaningful comparison of financial performance between years and to provide transparency in our operating results.

The following tables show our net income and diluted earnings per share excluding other items for the three months ended March 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2014	2013
Net income	$42.1	$27.1
Adjustments to attributable to consolidated income:
Foreign tax credit carryforward	—	—
Income tax rate changes	—	—
Adjustments attributable to affiliates' earnings:
Losses on interest rate swaps at AAE, net of taxes	—	1.3
Tax rate changes	—	—
Net income excluding tax adjustments and other items	$42.1	$28.4

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2014	2013
Diluted earnings per share	$0.90	$0.57
Adjustments attributable to consolidated income:
Foreign tax credit carryforward	—	—
Income tax rate changes	—	—
Adjustments attributable to affiliates' earnings:
Losses on interest rate swaps at AAE, net of taxes	—	0.03
Tax rate changes	—	—
Diluted earnings per share excluding tax adjustments and other items	$0.90	$0.60
The following table shows our net income excluding tax adjustments and other items for trailing twelve months ended March 31 (in millions):

	2014	2013
Net income	$184.3	$134.1
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	23.2	—
Foreign tax credit carryforward (2)	(3.9)	(4.6)
Income tax rate changes (3)	—	0.7
Tax benefits recognized upon the close of domestic and foreign tax audits	—	(15.5)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	(9.3)	—
Interest rate swaps at AAE, net of taxes (4)	(8.2)	19.6
Tax rate changes (3)	(7.6)	(4.6)
Net income excluding tax adjustments and other items	$178.5	$129.7
________
(1) Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Deferred tax adjustments due to an enacted statutory rate increase in Ontario and statutory rate decreases in the United Kingdom.
(4) Represents realized and/or unrealized gains/losses on AAE interest rate swaps.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2013, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2014 , that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 11. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2013, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: April 29, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

10.1
Form of Performance Share Agreement with cash-election option for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*

10.2	Form of Agreement for Employment Following a Change of Control dated as of January 1, 2014, between GATX Corporation and Thomas A. Ellman.*

10.3	Form of Agreement for Employment Following a Change of Control dated as of January 1, 2014, between GATX Corporation and Paul F. Titterton.*

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.

________
(*) Compensatory Plans or Arrangements.