Form 10-Q
period 2014-06-30
GATX CORP
filed 2014-07-31
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒
As of June 30, 2014, 44.8 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share data)

	June 30	December 31
	2014	2013
Assets
Cash and Cash Equivalents	$110.3	$379.7
Restricted Cash	13.0	20.3
Receivables
Rent and other receivables	88.6	80.1
Loans	119.9	122.7
Finance leases	190.7	207.3
Less: allowance for losses	(5.6)	(5.2)
	393.6	404.9

Operating Assets and Facilities ($123.2 and $123.3 related to a consolidated VIE)	8,091.4	7,390.7
Less: allowance for depreciation ($32.6 and $30.3 related to a consolidated VIE)	(2,402.7)	(2,320.4)
	5,688.7	5,070.3
Investments in Affiliated Companies	356.7	354.3
Goodwill	94.3	94.6
Other Assets	264.5	225.5
Total Assets	$6,921.1	$6,549.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$205.7	$159.6
Debt
Commercial paper and borrowings under bank credit facilities	140.6	23.6
Recourse	4,033.9	3,765.9
Nonrecourse ($20.5 and $25.4 related to a consolidated VIE)	20.5	72.6
Capital lease obligations	7.6	8.9
	4,202.6	3,871.0
Deferred Income Taxes	930.2	891.4
Other Liabilities	208.2	230.6
Total Liabilities	5,546.7	5,152.6

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,569,614 and 66,349,906 Outstanding shares — 44,792,310 and 45,868,698	41.4	41.3
Additional paid in capital	667.5	668.9
Retained earnings	1,422.3	1,358.4
Accumulated other comprehensive loss	(39.4)	(42.7)
Treasury stock at cost (21,777,304 and 20,481,208 shares)	(717.4)	(628.9)
Total Shareholders’ Equity	1,374.4	1,397.0
Total Liabilities and Shareholders’ Equity	$6,921.1	$6,549.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Lease revenue	$274.3	$239.0	$524.9	$476.2
Marine operating revenue	72.2	83.3	89.9	101.8
Other revenue	19.3	16.6	37.6	33.2
Total Revenues	365.8	338.9	652.4	611.2
Expenses
Maintenance expense	84.0	74.3	157.1	141.0
Marine operating expense	54.6	57.7	69.6	74.3
Depreciation expense	71.1	63.1	129.8	121.0
Operating lease expense	27.3	33.6	54.2	65.9
Other operating expense	6.7	7.0	13.3	12.3
Selling, general and administrative expense	44.9	45.8	87.6	87.8
Total Expenses	288.6	281.5	511.6	502.3
Other Income (Expense)
Net gain on asset dispositions	28.2	19.6	56.3	36.3
Interest expense, net	(39.5)	(43.2)	(81.5)	(84.1)
Other expense	(4.9)	(3.1)	(8.3)	(4.2)
Income before Income Taxes and Share of Affiliates’ Earnings	61.0	30.7	107.3	56.9
Income Taxes	(20.2)	(9.1)	(34.3)	(16.6)
Share of Affiliates’ Earnings, Net of Taxes	12.3	13.5	22.2	21.9
Net Income	$53.1	$35.1	$95.2	$62.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(1.9)	(2.5)	(1.2)	(19.5)
Unrealized gain (loss) on securities	0.1	0.1	(0.1)	0.2
Unrealized gain on derivative instruments	0.8	4.4	1.5	5.9
Post-retirement benefit plans	1.7	2.3	3.1	4.3
Other comprehensive income (loss)	0.7	4.3	3.3	(9.1)
Comprehensive Income	$53.8	$39.4	$98.5	$53.1

Share Data
Basic earnings per share	$1.17	$0.75	$2.08	$1.33
Average number of common shares	45.5	46.5	45.7	46.7

Diluted earnings per share	$1.15	$0.74	$2.05	$1.31
Average number of common shares and common share equivalents	46.3	47.1	46.5	47.4

Dividends declared per common share	$0.33	$0.31	$0.66	$0.62

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30
	2014	2013
Operating Activities
Net income	$95.2	$62.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	136.5	127.2
Change in accrued operating lease expense	(22.0)	(21.0)
Gains on sales of assets	(50.0)	(30.4)
Deferred income taxes	27.8	11.1
Share of affiliates’ earnings, net of dividends	(2.5)	(10.4)
Other	(16.9)	(9.8)
Net cash provided by operating activities	168.1	128.9
Investing Activities
Additions to operating assets and facilities	(655.1)	(360.8)
Loans extended	—	(8.5)
Investments in affiliates	—	(101.3)
Portfolio investments and capital additions	(655.1)	(470.6)
Purchases of leased-in assets	(150.5)	(11.3)
Portfolio proceeds	137.8	168.2
Proceeds from sales of other assets	16.3	18.0
Net decrease in restricted cash	7.2	4.5
Net cash used in investing activities	(644.3)	(291.2)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	876.6	726.9
Repayments of debt (original maturities longer than 90 days)	(665.8)	(362.0)
Net increase (decrease) in debt with original maturities of 90 days or less	117.1	(256.0)
Stock repurchases	(88.5)	(50.0)
Dividends	(32.2)	(31.3)
Other	(1.5)	(0.8)
Net cash provided by financing activities	205.7	26.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.1	(2.0)
Net increase in Cash and Cash Equivalents	(269.4)	(137.5)
Cash and Cash Equivalents, beginning of period	379.7	234.2
Cash and Cash Equivalents, end of period	$110.3	$96.7
Noncash Investing Transactions
Distributions from affiliates (1)	$1.1	$173.0
_________
(1) We received distributions of 62 railcars in 2014 and 591 railcars in 2013 from our Southern Capital affiliate. Additionally, we received five vessels and related working capital from the disposition of our Singco and Somargas affiliates in April 2013.

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

Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2013.

Change in Accounting Estimate

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets are a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share in the second quarter of 2014; and a net decrease in depreciation expense of approximately $11.1 million and an increase in net income of $7.1 million, or $0.15 per diluted share in the first six months of 2014. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

New Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board ("FASB") issued amendments to authoritative guidance for reporting discontinued operations and disposals of components of an entity. The amendments require that disposals representing strategic shifts that have (or will have) a major effect on an entity’s operations or financial results should be reported in discontinued operations. The amendments also expand the disclosure requirements for both discontinued operations and significant dispositions that do not qualify as discontinued operations.

The amendments are effective for us beginning in the first quarter of 2015, and early adoption is permitted for disposals that have not been previously reported. Adoption of the new guidance is not expected to impact the amount or timing of net income but may result in changes to the presentation and disclosures of our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative accounting guidance that supersedes most current revenue recognition guidance, including industry-specific guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The guidance is effective for us beginning in the first quarter of 2017, and early adoption is not permitted. We can adopt the new guidance using either the retrospective method or the cumulative effect transition method. We are still evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures, including which transition method we will use.

NOTE 3. Variable Interest Entities

We are the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	June 30 2014	December 31 2013
Operating assets, net of accumulated depreciation (1)	$90.6	$93.0
Nonrecourse debt	20.5	25.4
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	June 30, 2014		December 31, 2013
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$134.5	$134.5	$125.5	$125.5
Other investment	0.5	0.5	0.6	0.6
Total	$135.0	$135.0	$126.1	$126.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$4.2	$—	$4.2	$—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	3.2	—	3.2	—
Foreign exchange rate derivatives (2)	3.6	—	3.6	—

Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Available-for-sale equity securities	4.7	4.7	—	—
Liabilities
Interest rate derivatives (1)	0.8	—	0.8	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had six instruments outstanding with an aggregate notional amount of $500.0 million as of June 30, 2014, and three instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2013. These derivatives have maturities ranging from 2015 to 2019.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had four instruments outstanding with an aggregate notional amount of $118.7 million as of June 30, 2014, and six instruments outstanding with an aggregate notional amount of $163.6 million as of December 31, 2013. These derivatives had maturities ranging from 2019 to 2020. Within the next 12 months, we expect to reclassify $5.8 million ($3.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2014, was $3.6 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive loss (in millions):

		Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	Location of Loss (Gain) Recognized	2014	2013	2014	2013
Fair value hedges (1)	Interest (income) expense	$(0.5)	$1.2	$1.6	$2.3
Cash flow hedges	Other comprehensive loss (gain) (effective portion)	1.4	(0.6)	3.2	(0.9)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.2	1.3	2.4	2.5
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.3	0.3	2.7	0.7
Non-designated	Other expense (income)	0.9	(1.5)	1.0	(2.0)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.5	$3.0	$1.7	$4.0
Loans	119.9	117.9	122.7	121.5
Liabilities
Recourse fixed rate debt	$3,413.8	$3,573.2	$2,871.2	$2,994.0
Recourse floating rate debt	620.1	624.5	894.7	906.2
Nonrecourse debt	20.5	21.6	72.6	74.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended June 30, 2014 and 2013 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$1.6	$1.6	$0.1	$—
Interest cost	5.3	4.6	0.4	0.4
Expected return on plan assets	(7.1)	(6.9)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.3)	(0.2)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	3.1	4.0	(0.1)	(0.1)
Net expense	$2.6	$3.1	$0.3	$0.2

The following table shows components of our pension and other post-retirement benefits expense for the six months ended June 30, 2014 and 2013 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$3.0	$3.4	$0.1	$0.1
Interest cost	10.4	9.2	0.8	0.8
Expected return on plan assets	(14.3)	(13.8)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.5)	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	5.7	7.5	(0.1)	—
Net expense	$4.3	$5.8	$0.7	$0.8
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Share-Based Compensation

During the first six months of 2014, we granted 295,000 stock appreciation rights (“SARs”), 55,360 restricted stock units, 62,670 performance shares, and 7,688 phantom stock units. For the three and six months ended June 30, 2014, total share-based compensation expense was $3.1 million and $6.2 million and the related tax benefits were $1.2 million and $2.3 million. For the three and six months ended June 30, 2013, total share-based compensation expense was $3.2 million and $6.4 million and the related tax benefits were $1.2 million and $2.4 million.
The estimated fair value of our 2014 SARs awards and related underlying assumptions are shown in the table below.

2014
Estimated fair value	$18.90
Quarterly dividend rate	$0.33
Expected term of stock appreciation rights, in years	4.4
Risk-free interest rate	1.3%
Dividend yield	2.3%
Expected stock price volatility	30.3%
Present value of dividends	$5.76

NOTE 7. Income Taxes

Our effective tax rate was 32% for the six months ended June 30, 2014, compared to 29% for the six months ended June 30, 2013. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate.

As of June 30, 2014, our gross liability for unrecognized tax benefits was $5.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.3 million ($3.4 million, net of federal tax). During the six months ended June 30, 2014, upon the close of a foreign tax audit, we released a gross unrecognized tax benefit of $0.4 million. We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	June 30 2014	December 31 2013
Lease payment guarantees	$31.7	$34.8
Standby letters of credit	8.7	8.8
Asset residual value guarantees	—	5.6
Performance bonds	0.4	0.6
Total commercial commitments (1)	$40.8	$49.8
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $5.7 million at June 30, 2014 and $6.2 million at December 31, 2013. The expirations of these commitments range from 2014 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of June 30, 2014, 1.4 million shares had been repurchased for $88.5 million and $161.5 million was available under the repurchase authorization.
In the second quarter of 2013, both series of our preferred stock were retired with all shares either converted to common stock or redeemed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income	$53.1	$35.1	$95.2	$62.2
Denominator:
Weighted average shares outstanding - basic	45.5	46.5	45.7	46.7
Effect of dilutive securities:
Equity compensation plans	0.8	0.6	0.8	0.7
Convertible preferred stock	—	*	—	*
Weighted average shares outstanding - diluted	46.3	47.1	46.5	47.4
Basic earnings per share	$1.17	$0.75	$2.08	$1.33
Diluted earnings per share	$1.15	$0.74	$2.05	$1.31
_________
* Antidilutive.

NOTE 10. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2013	$57.2	$0.4	$(22.1)	$(78.2)	$(42.7)
Change in component	0.7	(0.5)	(2.2)	—	(2.0)
Reclassification adjustments into earnings	—	—	3.6	2.4	6.0
Income tax effect	—	0.3	(0.7)	(1.0)	(1.4)
Balance at March 31, 2014	$57.9	$0.2	$(21.4)	$(76.8)	$(40.1)
Change in component	(1.9)	0.1	—	—	(1.8)
Reclassification adjustments into earnings	—	—	1.5	2.6	4.1
Income tax effect	—	—	(0.7)	(0.9)	(1.6)
Balance at June 30, 2014	$56.0	$0.3	$(20.6)	$(75.1)	$(39.4)
________
See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers who had provided coverage for such expenses. As of June 30, 2014, GRA had incurred approximately $5.9 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”). The Liberty excess layer is currently fully exhausted and, therefore, the issue of reimbursement for outstanding defense costs will now be determined by the four insurers in the next coverage layer, which includes 25% held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration, the amount of defense fees and costs that ultimately may not be reimbursed by Liberty, or the positions other excess insurers in the current coverage layer may take with respect to defense fees and costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2014
Profitability
Revenues
Lease revenue	$218.2	$47.7	$1.0	$7.4	$—	$274.3
Marine operating revenue	—	—	59.4	12.8	—	72.2
Other revenue	16.1	2.4	—	0.8	—	19.3
Total Revenues	234.3	50.1	60.4	21.0	—	365.8
Expenses
Maintenance expense	65.1	11.6	7.3	—	—	84.0
Marine operating expense	—	—	42.3	12.3	—	54.6
Depreciation expense	49.1	11.8	4.4	5.8	—	71.1
Operating lease expense	25.7	—	1.7	—	(0.1)	27.3
Other operating expense	5.2	1.0	—	0.5	—	6.7
Total Expenses	145.1	24.4	55.7	18.6	(0.1)	243.7
Other Income (Expense)
Net gain on asset dispositions	23.9	2.6	—	1.7	—	28.2
Interest expense, net	(25.3)	(6.2)	(1.4)	(6.1)	(0.5)	(39.5)
Other expense	(0.3)	(2.7)	(0.2)	—	(1.7)	(4.9)
Share of affiliates' earnings (pretax)	4.2	—	—	13.5	—	17.7
Segment Profit (Loss)	$91.7	$19.4	$3.1	$11.5	$(2.1)	123.6
Selling, general and administrative expense						44.9
Income taxes (including $5.4 related to affiliates' earnings)						25.6
Net Income						$53.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$17.7	$0.6	$—	$0.5	$—	$18.8
Residual sharing income	3.8	—	—	1.2	—	5.0
Non-remarketing disposition gains (1)	2.4	2.0	—	—	—	4.4
Asset impairment	—	—	—	—	—	—
	$23.9	$2.6	$—	$1.7	$—	$28.2
Capital Expenditures
Portfolio investments and capital additions	$145.8	$42.3	$7.7	$12.0	$1.8	$209.6

Selected Balance Sheet Data at June 30, 2014
Investments in affiliated companies	$18.5	$1.9	$—	$336.3	$—	$356.7
Identifiable assets	$4,273.4	$1,349.1	$300.6	$859.3	$138.7	$6,921.1
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2013
Profitability
Revenues
Lease revenue	$187.3	$43.6	$1.0	$7.1	$—	$239.0
Marine operating revenue	—	—	71.7	11.6	—	83.3
Other revenue	13.8	1.7	—	1.1	—	16.6
Total Revenues	201.1	45.3	72.7	19.8	—	338.9
Expenses
Maintenance expense	57.6	9.6	7.1	—	—	74.3
Marine operating expense	—	—	48.2	9.5	—	57.7
Depreciation expense	42.7	10.6	4.0	5.8	—	63.1
Operating lease expense	32.0	—	1.7	—	(0.1)	33.6
Other operating expense	5.0	1.4	—	0.6	—	7.0
Total Expenses	137.3	21.6	61.0	15.9	(0.1)	235.7
Other Income (Expense)
Net gain on asset dispositions	10.2	1.3	—	8.1	—	19.6
Interest expense, net	(28.7)	(5.2)	(1.6)	(6.7)	(1.0)	(43.2)
Other (expense) income	(3.3)	—	—	—	0.2	(3.1)
Share of affiliates' earnings (pretax)	6.2	4.6	—	12.0	—	22.8
Segment Profit (Loss)	$48.2	$24.4	$10.1	$17.3	$(0.7)	99.3
Selling, general and administrative expense						45.8
Income taxes (including $9.3 related to affiliates' earnings)						18.4
Net Income						$35.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$7.3	$—	$—	$4.1	$—	$11.4
Residual sharing income	0.1	—	—	4.0	—	4.1
Non-remarketing disposition gains (1)	2.8	2.4	—	—	—	5.2
Asset impairment	—	(1.1)	—	—	—	(1.1)
	$10.2	$1.3	$—	$8.1	$—	$19.6
Capital Expenditures
Portfolio investments and capital additions	$129.4	$46.9	$7.8	$135.2	$1.4	$320.7

Selected Balance Sheet Data at December 31, 2013
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.5	$1,297.1	$271.0	$856.9	$414.1	$6,549.6
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2014
Profitability
Revenues
Lease revenue	$413.1	$94.9	$2.1	$14.8	$—	$524.9
Marine operating revenue	—	—	62.5	27.4	—	89.9
Other revenue	30.7	4.4	—	2.5	—	37.6
Total Revenues	443.8	99.3	64.6	44.7	—	652.4
Expenses
Maintenance expense	126.5	23.1	7.5	—	—	157.1
Marine operating expense	—	—	45.7	23.9	—	69.6
Depreciation expense	90.6	23.5	4.4	11.3	—	129.8
Operating lease expense	52.6	—	1.7	—	(0.1)	54.2
Other operating expense	10.0	2.4	—	0.9	—	13.3
Total Expenses	279.7	49.0	59.3	36.1	(0.1)	424.0
Other Income (Expense)
Net gain (loss) on asset dispositions	48.7	5.0	(0.4)	3.0	—	56.3
Interest expense, net	(49.9)	(12.4)	(2.8)	(12.9)	(3.5)	(81.5)
Other (expense) income	(3.7)	(2.7)	(0.2)	0.3	(2.0)	(8.3)
Share of affiliates' earnings (pretax)	7.5	(0.1)	—	24.4	—	31.8
Segment Profit (Loss)	$166.7	$40.1	$1.9	$23.4	$(5.4)	226.7
Selling, general and administrative expense						87.6
Income taxes (including $9.6 related to affiliates' earnings)						43.9
Net Income						$95.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$39.3	$0.6	$—	$0.5	$—	$40.4
Residual sharing income	4.4	—	—	2.4	—	6.8
Non-remarketing disposition gains (1)	5.0	4.4	—	—	—	9.4
Asset impairment	—	—	(0.4)	0.1	—	(0.3)
	$48.7	$5.0	$(0.4)	$3.0	$—	$56.3
Capital Expenditures
Portfolio investments and capital additions	$541.8	$81.6	$16.0	$12.0	$3.7	$655.1
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2013
Profitability
Revenues
Lease revenue	$371.1	$86.6	$2.1	$16.4	$—	$476.2
Marine operating revenue	—	—	84.0	17.8	—	101.8
Other revenue	27.6	3.9	—	1.7	—	33.2
Total Revenues	398.7	90.5	86.1	35.9	—	611.2
Expenses
Maintenance expense	112.2	21.1	7.7	—	—	141.0
Marine operating expense	—	—	58.0	16.3	—	74.3
Depreciation expense	85.0	20.7	4.0	11.3	—	121.0
Operating lease expense	64.3	—	1.7	—	(0.1)	65.9
Other operating expense	9.0	2.3	—	1.0	—	12.3
Total Expenses	270.5	44.1	71.4	28.6	(0.1)	414.5
Other Income (Expense)
Net gain on asset dispositions	20.4	2.5	—	13.4	—	36.3
Interest expense, net	(54.4)	(10.8)	(3.2)	(13.4)	(2.3)	(84.1)
Other (expense) income	(4.1)	0.5	(0.6)	—	—	(4.2)
Share of affiliates' earnings (pretax)	8.4	4.4	—	22.5	—	35.3
Segment Profit (Loss)	$98.5	$43.0	$10.9	$29.8	$(2.2)	180.0
Selling, general and administrative expense						87.8
Income taxes (including $13.4 related to affiliates' earnings)						30.0
Net Income						$62.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$8.9	$—	$—	$8.3	$—	$17.2
Residual sharing income	2.9	—	—	5.1	—	8.0
Non-remarketing disposition gains (1)	9.3	3.8	—	—	—	13.1
Asset impairment	(0.7)	(1.3)	—	—	—	(2.0)
	$20.4	$2.5	$—	$13.4	$—	$36.3
Capital Expenditures
Portfolio investments and capital additions	$215.1	$91.2	$11.0	$151.2	$2.1	$470.6
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

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and six months ended June 30 (in millions, except per share data and percentages):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Segment Revenues
Rail North America	$234.3	$201.1	$443.8	$398.7
Rail International	50.1	45.3	99.3	90.5
ASC	60.4	72.7	64.6	86.1
Portfolio Management	21.0	19.8	44.7	35.9
	$365.8	$338.9	$652.4	$611.2
Segment Profit
Rail North America	$91.7	$48.2	$166.7	$98.5
Rail International	19.4	24.4	40.1	43.0
ASC	3.1	10.1	1.9	10.9
Portfolio Management	11.5	17.3	23.4	29.8
	125.7	100.0	232.1	182.2
Less:
Selling, general and administrative expense	44.9	45.8	87.6	87.8
Unallocated interest expense, net	0.5	1.0	3.5	2.3
Other, including eliminations	1.6	(0.3)	1.9	(0.1)
Income taxes ($5.4 and $9.3 QTR, and $9.6 and $13.4 YTD related to affiliates' earnings)	25.6	18.4	43.9	30.0
Net Income	$53.1	$35.1	$95.2	$62.2

Net income, excluding tax adjustments and other items	$53.1	$32.1	$95.2	$60.5
Diluted earnings per share	1.15	0.74	2.05	1.31
Diluted earnings per share, excluding tax adjustments and other items	1.15	0.68	2.05	1.27
Investment Volume	209.6	320.7	655.1	470.6

The following table shows our return on equity ("ROE") for the trailing twelve months ended June 30:

	2014	2013
ROE	15.6%	12.2%
ROE, excluding tax adjustments and other items	15.4%	10.3%

Net income was $95.2 million, or $2.05 per diluted share, for the first six months of 2014 compared to $62.2 million, or $1.31 per diluted share, in 2013. Results in 2013 included a $1.7 million gain related to certain interest rate swaps at Ahaus Alstätter Eisenbahn Cargo AG (“AAE”), which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of the AAE item, net income increased $34.7 million compared to the prior year.
Net income was $53.1 million, or $1.15 per diluted share, for the second quarter of 2014 compared to $35.1 million, or $0.74 per diluted share, in 2013. Results in 2013 included a $3.0 million gain related to certain interest rate swaps at AAE. Excluding the impact of the AAE item, net income increased $21.0 million compared to the prior year.

The increases for both the quarter and year to date results in 2014 were driven by increased lease revenue from higher lease rates at Rail North America, and higher asset remarketing income, partially offset by higher maintenance expense at Rail North America and lower operating income at ASC due to reduced freight volume resulting from extended ice conditions on the Great Lakes. In addition, the 2014 quarterly and six-month results reflect the favorable impact of revisions made to the estimated useful lives used to calculate depreciation of Rail North America's railcar fleet.
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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired more than 18,500 boxcars from General Electric Railcars Services Corporation for approximately $340.0 million ( the "Boxcar Fleet"). At June 30, 2014, Rail North America's wholly owned fleet consisted of approximately 126,000 cars, including approximately 19,300 boxcars. Fleet utilization, excluding boxcars, was 98.6% at the end of the second quarter of 2014 compared to 98.5% at the end of the prior quarter and 98.2% at June 30, 2013. Fleet utilization for boxcars improved to 90.7% at the end of second quarter of 2014 from 80.7% at the end of first quarter 2014 as we successfully placed idle cars from the Boxcar Fleet on lease, while scrapping older, noneconomic boxcars.

During the second quarter of 2014, Rail North America continued to experience strong demand for tank cars and increasing demand for freight cars. During the current quarter, the Lease Price Index on renewals (the “LPI,” see definition below) increased 36.0% from the expiring rate, compared to an increase of 33.9% in the prior quarter and 36.0% in the second quarter of 2013. Lease terms on renewals for cars in the LPI averaged 67 months in the current quarter, compared to 62 months in the prior quarter and 58 months in the second quarter of 2013. During the second quarter of 2014, an average of approximately 105,000 railcars, excluding boxcars, were on lease consistent with the first quarter of 2014 and modestly lower than the 106,000 average active cars in the second quarter of 2013.

For the remainder of 2014, we expect higher lease revenue and increased maintenance expense as we work through our tank car compliance cycle. Leases on approximately 19,000 railcars will expire over the balance of the year and we expect to realize strong renewal success at attractive rates, particularly for tank cars.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Lease revenue	$218.2	$187.3	$413.1	$371.1
Other revenue	16.1	13.8	30.7	27.6
Total Revenues	234.3	201.1	443.8	398.7
Expenses
Maintenance expense	65.1	57.6	126.5	112.2
Depreciation expense	49.1	42.7	90.6	85.0
Operating lease expense	25.7	32.0	52.6	64.3
Other operating expense	5.2	5.0	10.0	9.0
Total Expenses	145.1	137.3	279.7	270.5
Other Income (Expense)
Net gain on asset dispositions	23.9	10.2	48.7	20.4
Interest expense, net	(25.3)	(28.7)	(49.9)	(54.4)
Other expense	(0.3)	(3.3)	(3.7)	(4.1)
Share of affiliates' earnings (pretax)	4.2	6.2	7.5	8.4
Segment Profit	$91.7	$48.2	$166.7	$98.5

Investment Volume	$145.8	$129.4	$541.8	$215.1

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Railcars	$209.6	$179.4	$396.2	$355.5
Locomotives	8.6	7.9	16.9	15.6
	$218.2	$187.3	$413.1	$371.1

Lease Price Index

Our LPI is an internally-generated business indicator that measures lease rate pricing on renewals for our North American railcar fleet, excluding the boxcar fleet. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet, excluding boxcars. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars (1):

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Beginning balance	107,836	108,648	107,843	107,004	106,804
Cars added	1,697	914	1,179	486	1,174
Cars scrapped	(443)	(294)	(251)	(368)	(387)
Cars sold	(442)	(1,425)	(1,767)	(318)	(697)
Ending balance	108,648	107,843	107,004	106,804	106,894
Utilization rate at quarter end	98.2%	98.5%	98.5%	98.5%	98.6%
Average active railcars	106,306	106,359	105,923	105,287	105,366
_________
(1) Excludes the boxcar fleet.

The following table shows fleet activity for Rail North America's boxcar fleet:

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Ending balance	2,126	2,112	2,109	19,630	19,254
Utilization	98.7%	98.8%	100.0%	80.7%	90.7%

The following table shows fleet activity for Rail North America's locomotives:

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Beginning balance	564	558	589	595	600
Locomotives added	10	31	6	6	9
Locomotives scrapped or sold	(16)	—	—	(1)	(7)
Ending balance	558	589	595	600	602
Utilization rate at quarter end	95.2%	97.8%	98.2%	98.8%	99.2%
Average active locomotives	528	555	579	586	594

Comparison of the First Six Months of 2014 to the First Six Months of 2013

Segment Profit

Segment profit increased to $166.7 million, compared to $98.5 million in the prior year. The increase was driven by increased lease revenue from higher lease rates and higher asset remarketing income, partially offset by higher maintenance expense. The results in 2014, compared to 2013, were also favorably impacted by a change in depreciation implemented during the year. Effective January 1, 2014, we revised the depreciable lives of our North American railcars based on a review of the current economic lives and usage of various railcar types. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. As a result, depreciation was favorably impacted by $11.1 million.

Revenues

Lease revenue increased $42.0 million in 2014, primarily due to higher lease rates combined with additional revenue from the acquired Boxcar Fleet. Other revenue increased $3.1 million, primarily due to higher repair revenue in the current year.

Expenses

Maintenance expense increased $14.3 million in 2014, primarily due to the expected increase in compliance costs on the fleet as well as additional repairs attributable to the acquired Boxcar Fleet. Depreciation expense increased $5.6 million, primarily due to incremental depreciation from new investments, including the Boxcar Fleet partially offset by the impact of the accounting policy change in estimated useful lives on the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $11.7 million, due to the acquisition of railcars previously leased under operating leases.

Other Income (Expense)

Net gain on asset dispositions increased $28.3 million compared to the prior year as we sold approximately 1,300 more railcars, the impact of which was partially offset by lower scrapping gains. Net interest expense decreased $4.5 million, driven by lower average rates which reflected the prepayment of certain higher cost secured financings in the prior year and offset the impact of higher average debt balances. Other expense decreased $0.4 million, primarily due to a penalty for the prepayment of debt principal in the prior year partially offset by termination costs associated with the early buyout of an operating lease in the current year. Share of affiliates' earnings decreased $0.9 million, primarily due to differences in gains recognized on asset dispositions at our Southern Capital affiliate in each year.

Investment Volume

During 2014, investment volume was $541.8 million compared to $215.1 million in 2013, and included the purchase of the Boxcar Fleet of approximately 18,500 boxcars. In addition, we acquired 1,154 newly built railcars and 384 railcars were purchased in the secondary market, compared to 1,316 newly built railcars and 1,113 railcars purchased in the secondary market in 2013.

Comparison of the Second Quarter of 2014 to the Second Quarter of 2013

Segment Profit

Segment profit increased to $91.7 million, compared to $48.2 million in 2013. The increase was driven by increased lease revenue from higher lease rates and higher asset remarketing income, partially offset by higher maintenance expense. The results in 2014, compared to 2013, were also favorably impacted by the aforementioned change in depreciation implemented during the first quarter.

Revenues

Lease revenue increased $30.9 million in 2014, primarily due to higher lease rates combined with additional revenue from the acquired Boxcar Fleet. Other revenue increased $2.3 million, primarily due to higher repair revenue in the current quarter.

Expenses

Maintenance expense increased $7.5 million in the current quarter, primarily due to costs associated with the Boxcar Fleet. Depreciation expense increased $6.4 million, primarily due to incremental depreciation from new investments, including the Boxcar Fleet partially offset by the impact of the accounting policy change in estimated useful lives on the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $6.3 million, due to the acquisition of railcars previously leased in under operating leases.

Other Income (Expense)

Net gain on asset dispositions increased $13.7 million compared to the prior year as we sold approximately 600 more railcars and received a $3.3 million fee on the termination of a residual value guarantee in the current year. Net interest expense decreased $3.4 million, driven by lower average rates which reflected the prepayment of certain higher cost secured financings in the prior year and offset the impact of higher average debt balances. Other expense decreased $3.0 million, primarily due to a penalty for the prepayment of debt principal in the prior year. Share of affiliates' earnings decreased $2.0 million, primarily due to differences in gains on asset dispositions at our Southern Capital affiliate in each year.

North American Rail Regulatory Matters

On July 23, 2014, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued a Notice of Proposed Rulemaking (“NPRM”) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude oil and ethanol. In addition to proposed rail operating requirements and standards for the classification of mined gases and liquids, the NPRM proposes new standards for tank cars operating in “high hazard flammable trains” (“HHFT”), which are trains that include 20 or more carloads of any type of flammable liquid. Under the proposed rules, newly built tank cars for use in HHFT service would have to comply with the new standards beginning on October 1, 2015. The NPRM requested public comments on three different options for the new tank car standards, which vary primarily based on differences in tank thickness, braking systems, and design of top fitting protection. The NPRM also proposes standards for modifications to existing tank cars in HHFT service intended to ensure that their performance meets the same standards applicable to newly built cars. Under the NPRM, existing tank cars in HHFT service would have to be modified or removed from that service between October 1, 2017, and October 1, 2020, depending on the degree of volatility and flammability of the commodities carried by such cars. The NPRM is expected to be published in the Federal Register on or around August 1, 2014, and the public comment period will expire 60 days thereafter. PHMSA will then issue final rules, possibly before the end of 2014.

Transport Canada (“TC”) issued an order on April 23, 2014, prohibiting the use of certain types of tank cars in dangerous goods service in Canada. The cars affected by this order include certain tank cars made of non-normalized steel and lacking continuous reinforcement and heater coils along the bottom of the tank. At the time of this order, we had less than 100 of these cars operating in this service in Canada, and therefore, the order did not have a material impact on our fleet. Further, on July 2, 2014, TC adopted regulations requiring that newly built tank cars ordered on or after July 15, 2014, and used to transport certain dangerous goods, including all types of crude oil and ethanol, comply with the standards voluntarily adopted by the rail industry in 2011. In addition, on July 18, 2014, TC requested public comments on further proposed changes to the standards applicable to newly built cars used to transport flammable liquids in Canada, as well as standards and schedules for modifying existing cars used in such service. In this regard, TC announced that it intends to coordinate with PHMSA to establish standards for the entire North American fleet of tank cars in flammable liquids service. TC established a 45-day period for public comments on these further proposed changes, which will expire on September 1, 2014. Thereafter, TC is expected to formally publish proposed new tank car standards in the Canada Gazette.

We are currently assessing the changes to tank car standards proposed by PHMSA and TC and evaluating their potential impact on our tank car fleet in flammable liquids service. We have a fleet of more than 126,000 railcars in North America, including approximately 13,000 tank cars currently used to transport flammable liquids, of which approximately 4,900 are moving crude oil and ethanol. We will continue to be an active participant in the rulemaking process and the promulgation of final rules by PHMSA and TC. Until PHMSA and TC release final rules establishing the new tank car standards, we will be unable to definitively assess how any new regulations that PHMSA and TC may ultimately adopt will impact GATX or what changes may be required to our tank cars in flammable liquids service, including the number of cars that could be repurposed or retired and the scope and cost of any retrofit program.

RAIL INTERNATIONAL

Segment Summary

The demand for tank cars in Europe remained stable in the second quarter of 2014, and GATX Rail Europe continues to take delivery of new cars to meet customer needs as well as scrap older cars in the fleet. Railcar utilization for the GATX Rail Europe fleet was 95.6% at the end of the second quarter of 2014 compared to 96.0% at the end of the prior quarter and 95.8% at June 30, 2013.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Lease revenue	$47.7	$43.6	$94.9	$86.6
Other revenue	2.4	1.7	4.4	3.9
Total Revenues	50.1	45.3	99.3	90.5
Expenses
Maintenance expense	11.6	9.6	23.1	21.1
Depreciation expense	11.8	10.6	23.5	20.7
Other operating expense	1.0	1.4	2.4	2.3
Total Expenses	24.4	21.6	49.0	44.1
Other Income (Expense)
Net gain on asset dispositions	2.6	1.3	5.0	2.5
Interest expense, net	(6.2)	(5.2)	(12.4)	(10.8)
Other (expense) income	(2.7)	—	(2.7)	0.5
Share of affiliates' earnings (pretax)	—	4.6	(0.1)	4.4
Segment Profit	$19.4	$24.4	$40.1	$43.0

Investment Volume	$42.3	$46.9	$81.6	$91.2

The following table shows fleet activity for Rail Europe's railcars:

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Beginning balance	21,966	21,894	21,858	21,836	21,591
Cars added	446	258	313	125	409
Cars scrapped or sold	(518)	(294)	(335)	(370)	(316)
Ending balance	21,894	21,858	21,836	21,591	21,684
Utilization rate at quarter end	95.8%	96.3%	96.6%	96.0%	95.6%
Average active railcars	20,814	21,010	21,093	20,913	20,706

Comparison of the First Six Months of 2014 to the First Six Months of 2013

Foreign Currency

Segment profit for Rail International is impacted by changes in the exchange rate of foreign currencies, primarily the Euro. During 2014, a stronger Euro accounted for $3.8 million of the increase in lease revenue and contributed $2.3 million to segment profit compared to the prior year.

Segment Profit

Segment profit was $40.1 million in 2014 compared to $43.0 million in 2013. The prior year included a gain of $1.9 million related to certain interest rate swaps at Ahaus Alstätter Eisenbahn Cargo AG (“AAE”). We sold our interest in AAE in the third quarter of 2013. Excluding the impact of this item, segment profit decreased $1.0 million, driven by the effects of an unfavorable remeasurement of an embedded foreign currency derivative and the absence of operating income from our former interest in AAE, partially offset by increased lease revenue due to higher lease rates on new railcars.

Revenues

Lease revenue increased $8.3 million, primarily due to higher lease rates and the effects of a stronger Euro. Other revenue increased $0.5 million primarily due to interest income on the AAE note we received as part of the sale, partially offset by lower repair revenue.

Expenses

Maintenance expense increased $2.0 million primarily due to higher costs at our European maintenance facilities, the higher cost of wheelsets not eligible for capitalization and the effects of a stronger Euro. Depreciation expense increased $2.8 million, primarily due to new cars added to the fleet and the effects of a stronger Euro.

Other Income (Expense)

Net gain on asset dispositions increased $2.5 million due to asset sales in the current year and the absence of prior year impairments. Net interest expense increased $1.6 million due to higher debt balances resulting from investment volume. Other (expense) income decreased $3.2 million, primarily due to the remeasurement of an embedded foreign currency derivative and higher legal fees. Excluding the impact of the AAE interest rate swap in the prior year, share of affiliates' earnings decreased $2.6 million due to the absence of AAE operating results in 2014.

Investment Volume

During 2014, investments, which include progress payments on scheduled deliveries of new railcars and car improvements, were $81.6 million compared to $91.2 million in 2013. During 2014, we took delivery of approximately 535 railcars compared to 853 railcars in 2013.

Comparison of the Second Quarter of 2014 to the Second Quarter of 2013

Foreign Currency

In the second quarter of 2014, a stronger Euro accounted for $2.2 million of the increase in lease revenue and contributed $1.3 million to segment profit compared to the second quarter in 2013.

Segment Profit

Segment profit was $19.4 million in 2014 compared to $24.4 million in 2013. The prior year included a gain of $3.3 million related to certain interest rate swaps at AAE. Excluding the impact of this item, segment profit decreased $1.7 million. This decrease was driven by the effects of an unfavorable remeasurement of an embedded foreign currency derivative, the absence of operating income from our interest in AAE and increased maintenance expense, partially offset by increased lease revenue due to higher rates.

Revenues

Lease revenue increased $4.1 million, primarily due to higher lease rates and the effects of a stronger Euro. Other revenue increased $0.7 million primarily due to interest income on the AAE note we received as part of the sale.

Expenses

Maintenance expense increased $2.0 million primarily due to higher costs at our European maintenance facilities, the higher cost of wheelsets not eligible for capitalization and the effects of a stronger Euro. Depreciation expense increased $1.2 million, primarily due to new cars added to the fleet and the effects of a stronger Euro.

Other Income (Expense)

Net gain on asset dispositions increased $1.3 million due to asset sales in the current quarter and the absence of prior year impairments. Net interest expense increased $1.0 million due to higher debt balances resulting from investment volume. Other (expense) income increased $2.7 million, primarily due to the remeasurement of an embedded foreign currency derivative in the current quarter. Excluding the impact of the AAE interest rate swap in the prior year, share of affiliates' earnings decreased $1.3 million due to the absence of AAE operating results in 2014.

ASC

Segment Summary

ASC had a challenging start to the sailing season. Great Lakes ice coverage and Coast Guard restrictions hampered vessel operations and utilization. ASC carried a total of 8.3 million net tons of freight in the first six months of 2014 compared to 10.5 million net tons in the prior year period. Fourteen vessels were in service at the end of the quarter, compared to thirteen in the prior year.

Demand across all commodities remains brisk as customers attempt to replenish low inventories resulting from the severe winter/spring weather conditions. ASC has secured incremental “spot” tonnage, at attractive rates, and anticipates deploying an additional vessel, the Adam E. Cornelius, in September 2014. In addition, water levels are higher than in recent years, which should benefit operations in the form of increased tonnage per trip. Despite improved operating conditions in the second half of the year, full year volume and segment profit is unlikely to reach prior year levels.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Lease revenue	$1.0	$1.0	$2.1	$2.1
Marine operating revenue	59.4	71.7	62.5	84.0
Total Revenues	60.4	72.7	64.6	86.1
Expenses
Maintenance expense	7.3	7.1	7.5	7.7
Marine operating expense	42.3	48.2	45.7	58.0
Depreciation expense	4.4	4.0	4.4	4.0
Operating lease expense	1.7	1.7	1.7	1.7
Total Expenses	55.7	61.0	59.3	71.4
Other Income (Expense)
Net loss on asset dispositions	—	—	(0.4)	—
Interest expense, net	(1.4)	(1.6)	(2.8)	(3.2)
Other expense	(0.2)	—	(0.2)	(0.6)
Segment Profit	$3.1	$10.1	$1.9	$10.9

Investment Volume	$7.7	$7.8	$16.0	$11.0

Comparison of the First Six Months of 2014 to the First Six Months of 2013

Segment Profit

Segment profit was $9.0 million lower than the prior year. The variance was attributable to significant weather delays early in the sailing season leading to challenging operating conditions and lower freight volume.

Revenues

Marine operating revenue decreased $21.5 million, due to lower freight volume as a result of limited vessel operations related to the ice conditions early in the year, as well as lower fuel surcharge revenue.

Expenses

Marine operating expense was $12.3 million lower than prior year, primarily due to reduced vessel operations and fewer operating days resulting from the ice conditions early in the year, which resulted in substantially lower fuel consumption.

Other Income (Expense)

Net loss on asset dispositions of $0.4 million in the current year includes an additional impairment on the American Fortitude, an out-of-service vessel, due to lower expected proceeds upon disposal.

Other expense decreased $0.4 million due to higher litigation settlement costs in prior year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Second Quarter of 2014 to the Second Quarter of 2013

Segment Profit

Segment profit was $7.0 million lower than the prior year. The variance was attributable to significant weather delays early in the sailing season leading to challenging operating conditions and lower freight volume.

Revenues

Marine operating revenue decreased $12.3 million, due to lower freight volume as a result of limited vessel operations related to the ice conditions early in the quarter, as well as lower fuel surcharge revenue.

Expenses

Marine operating expense was $5.9 million lower than prior year, primarily due to reduced vessel operations resulting from the ice conditions early in the quarter, which resulted in substantially lower fuel consumption.

Other Income (Expense)

Other expense reflects $0.2 million of litigation settlement costs in the current year.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's total asset base was $859.3 million at June 30, 2014, compared to $856.9 million at December 31, 2013, and $828.0 million at June 30, 2013.

Comparisons between the current year and prior year reported results are impacted by five vessels formerly operated within our Singco and Somargas affiliates, which were terminated in April 2013. These vessels (the “Norgas vessels”) are now wholly owned.  Prior to the liquidation of the joint ventures, our share of the income contribution from these vessels, along with the other vessels owned by the affiliates, was reported as part of Share of Affiliates’ Earnings. As these vessels are now directly owned, financial results are included within each of Portfolio Management’s applicable income statement components.

Blue water marine investments are facing challenging market conditions, with low demand and excess vessel capacity in the industry leading to decreased average day rates. Our Cardinal Marine affiliate saw a decrease in demand in the second quarter, which is expected to continue in the near term. In addition one vessel was damaged in a collision and was deemed a total loss and removed from service.

The Nordic and Norgas vessels have seen some improvement in those markets and continue to look for opportunities in the spot market. The domestic pooled barges are experiencing improved market conditions and favorable operating results.

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, as expected, driven by strong demand for spare aircraft engines. The RRPF affiliates contributed $21.8 million and $11.3 million to our segment profit for the six months and second quarter of 2014, compared to $17.7 million and $9.4 million in 2013.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues
Lease revenue	$7.4	$7.1	$14.8	$16.4
Marine operating revenue	12.8	11.6	27.4	17.8
Other revenue	0.8	1.1	2.5	1.7
Total Revenues	21.0	19.8	44.7	35.9
Expenses
Marine operating expense	12.3	9.5	23.9	16.3
Depreciation expense	5.8	5.8	11.3	11.3
Other operating expense	0.5	0.6	0.9	1.0
Total Expenses	18.6	15.9	36.1	28.6
Other Income (Expense)
Net gain on asset dispositions	1.7	8.1	3.0	13.4
Interest expense, net	(6.1)	(6.7)	(12.9)	(13.4)
Other income	—	—	0.3	—
Share of affiliates' earnings (pretax)	13.5	12.0	24.4	22.5
Segment Profit	$11.5	$17.3	$23.4	$29.8

Investment Volume	$12.0	$135.2	$12.0	$151.2
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Net book value of owned assets	$521.0	$523.2	$536.0	$529.9	$523.0
Affiliate investments	307.0	328.3	320.9	324.7	336.3
Net book value of managed portfolio	129.1	128.0	125.3	110.5	85.1
Comparison of the First Six Months of 2014 to the First Six Months of 2013

Segment Profit

Segment profit of $23.4 million was $6.4 million lower than the prior year, driven by lower asset remarketing income.

Revenues

Lease revenue was $1.6 million lower in 2014, primarily due to the sale of barges and other equipment in the prior year. Marine operating revenue was $9.6 million higher than prior year, primarily due to revenue earned by the Norgas vessels. Other revenue was $0.8 million higher than prior year, primarily due to distributions from an investment fund.

Expenses

Marine operating expense was $7.6 million higher than prior year, primarily due to expenses from the Norgas vessels.

Other Income (Expense)

Net gain on asset dispositions in 2014 was $10.4 million lower than prior year, primarily due to fewer asset dispositions. Net interest expense was $0.5 million lower than prior year due to lower rates offset by a higher debt balance. Other income was $0.3 million higher than prior year due to proceeds received from the exercise of warrants in 2014.

Share of affiliates' earnings in 2014 was $1.9 million higher than the prior year, primarily due to higher income at RRPF and our share of a casualty gain recognized at our Cardinal Marine affiliate partially offset by the absence of earnings from our former Singco and Somargas affiliates.

Investment Volume

Investments in 2014 of $12.0 million consisted of $7.0 million for a tank barge and pushboat and $5.0 million for 10 new hopper barges. Investment volume of $151.2 million in the prior year included $101.3 million to acquire the Norgas vessels, $33.9 million for investments in two offshore supply vessels and two inland marine vessels, a $8.5 million loan for a dry bulk vessel, $7.1 million of container assets.
Comparison of the Second Quarter of 2014 to the Second Quarter of 2013

Segment Profit

Segment profit of $11.5 million was $5.8 million lower than the prior year, driven by lower asset remarketing income.

Revenues

Lease revenue was $0.3 million higher in the second quarter of 2014, primarily due to new leases in the current year partially offset by the sales of barges and other equipment in the prior year. Marine operating revenue was $1.2 million higher than prior year primarily due to revenue from the Norgas vessels. Other revenue was $0.3 million lower than prior year, primarily due to fees received related to the prepayment of a loan.

Expenses

Marine operating expense was $2.8 million higher than prior year, primarily due to expenses on the Norgas vessels.

Other Income (Expense)

Net gain on asset dispositions in the second quarter of 2014 was $6.4 million lower than prior year, primarily due to fewer asset dispositions and a residual sharing gain recognized in the prior year. Net interest expense was $0.6 million lower than prior year due to lower rates offset by a higher debt balance.

Share of affiliates' earnings in the second quarter of 2014 were $1.5 million higher than the prior year, primarily due to higher income at RRPF and our share of a casualty gain recognized at our Cardinal Marine affiliate partially offset by the absence of earnings from our former Singco and Somargas affiliates.

OTHER
Other is comprised of selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Selling, general and administrative expense	$44.9	$45.8	$87.6	$87.8
Unallocated interest expense, net	0.5	1.0	3.5	2.3
Other expense (income) (including eliminations)	1.6	(0.3)	1.9	(0.1)

SG&A, Unallocated Interest and Other

SG&A was modestly lower for each of the first six months and second quarter of 2014 compared to the prior year periods and was primarily due to lower pension expense partially offset by higher salaries. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities. Other expense and eliminations were $2.0 million and $1.9 million higher for the first six months and the second quarter of 2014, compared to the prior year periods. Both increases were due to the write-off of deferred costs related to the prepayment of debt.

Consolidated Income Taxes

Our effective tax rate was 32% for the six months ended June 30, 2014, compared to 29% for the six months ended June 30, 2013. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2014, we had unrestricted cash balances of $110.3 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2014	2013
Principal sources of cash
Net cash provided by operating activities	$168.1	$128.9
Portfolio proceeds	137.8	168.2
Other asset sales	16.3	18.0
Proceeds from issuance of debt, commercial paper, and credit facilities	993.7	726.9
	$1,315.9	$1,042.0
Principal uses of cash
Portfolio investments and capital additions	$(655.1)	$(470.6)
Repayments of debt, commercial paper, and credit facilities	(665.8)	(618.0)
Purchases of leased-in assets	(150.5)	(11.3)
Payments on capital lease obligations	(1.3)	(1.2)
Cash dividends	(32.2)	(31.3)
Stock repurchases	(88.5)	(50.0)
	$(1,593.4)	$(1,182.4)

Net cash provided by operating activities of $168.1 million increased $39.2 million compared to 2013. The increase was driven by higher lease revenue which was partially offset by higher maintenance expense and lower operating income at ASC.
Portfolio proceeds for the first six months of 2014 of $137.8 million decreased by $30.4 million from the prior year, primarily due to lower proceeds from sales of equipment.
Proceeds from the issuance of debt for the first six months of 2014 were $993.7 million (net of hedges and debt issuance costs). In North America, $850.0 million of unsecured debt was issued, which included $300.0 million of 3-year notes, $250.0 million of 5-year notes, and $300.0 million of 30-year notes. Additionally, $120.0 million of commercial paper was outstanding as of June 30, 2014. In Europe, $34.3 million of unsecured debt was issued year to date. Debt repayments of $665.8 million for the first six months of 2014 were $47.8 million higher than prior year. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In the first quarter of 2014 our board of directors authorized a $250 million share repurchase program and in the second quarter we repurchased 1.4 million shares for $88.5 million. As of June 30, 2014, we had $161.5 million remaining under the authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the six months ended June 30, 2014:

	North America (1)	Europe (1)
Balance as of June 30 (in millions)	$120.0	$20.6
Weighted average interest rate	0.3%	1.3%
Euro/Dollar exchange rate	n/a	1.37

Average monthly amount outstanding year to date (in millions)	$27.7	$29.8
Weighted average interest rate	0.3%	1.2%
Average Euro/Dollar exchange rate	n/a	1.37

Average monthly amount outstanding during 2nd quarter (in millions)	$48.5	$30.8
Weighted average interest rate	0.3%	1.1%
Average Euro/Dollar exchange rate	n/a	1.37

Maximum month-end amount outstanding year to date (in millions)	$120.0	$54.4
Euro/Dollar exchange rate	n/a	1.38
_________
(1) Short-term borrowings in North America consist solely of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of June 30, 2014, available capacity under the $575 million credit facility was $455 million, reflecting $120 million of outstanding commercial paper, which is backed by the facility. Subsequent to June 30, 2014, we exercised an option to extend the maturity date of our revolving credit facility by one year to April, 30, 2019.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2014, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of June 30, 2014, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at June 30, 2014, (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Recourse debt	$4,038.3	$52.9	$551.5	$647.6	$465.8	$519.5	$1,801.0
Nonrecourse debt	20.5	4.6	9.0	6.9	—	—	—
Commercial paper and credit facilities	140.6	140.6	—	—	—	—	—
Capital lease obligations	8.4	1.5	3.1	2.7	1.1	—	—
Operating leases — recourse	856.3	37.8	131.1	108.0	95.7	87.0	396.7
Operating leases — nonrecourse	71.8	5.7	11.1	8.1	9.5	9.0	28.4
Portfolio investments (1)	966.5	370.5	406.5	145.4	40.2	1.9	2.0
	$6,102.4	$613.6	$1,112.3	$918.7	$612.3	$617.4	$2,228.1
_________
(1) Primarily railcar purchase commitments.

Critical Accounting Policies

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets are a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share in the second quarter of 2014; and a net decrease in depreciation expense of approximately $11.1 million and an increase in net income of $7.1 million, or $0.15 per diluted share in the first six months of 2014. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

Otherwise, there have been no changes to our critical accounting policies during the six months ended June 30, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a summary of our policies.

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

The following table shows total on- and off-balance-sheet assets (in millions):

	June 30 2013	September 30 2013	December 31 2013	March 31 2014	June 30 2014
Consolidated on-balance-sheet assets	$6,119.2	$6,339.1	$6,549.6	$7,119.0	$6,921.1
Off-balance-sheet assets:
Rail North America	770.7	749.9	887.9	680.8	683.2
ASC	18.8	17.6	16.5	15.3	14.1
Total On- and Off-Balance Sheet Assets	$6,908.7	$7,106.6	$7,454.0	$7,815.1	$7,618.4
Shareholders’ Equity	$1,219.1	$1,312.1	$1,397.0	$1,423.2	$1,374.4

We exclude the effects of tax adjustments and other items when we present return on equity, net income, and diluted earnings per share. We exclude these items to provide a more meaningful comparison of financial performance between years and to provide transparency in our operating results.

The following tables show our net income and diluted earnings per share excluding other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$53.1	$35.1	$95.2	$62.2
Adjustments to attributable to consolidated income:
Foreign tax credit carryforward	—	—	—	—
Income tax rate changes	—	—	—	—
Adjustments attributable to affiliates' earnings:
Gains on interest rate swaps at AAE, net of taxes	—	(3.0)	—	(1.7)
Tax rate changes	—	—	—	—
Net income excluding tax adjustments and other items	$53.1	$32.1	$95.2	$60.5

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Diluted earnings per share	$1.15	$0.74	$2.05	$1.31
Adjustments attributable to consolidated income:
Foreign tax credit carryforward	—	—	—	—
Income tax rate changes	—	—	—	—
Adjustments attributable to affiliates' earnings:
Gains on interest rate swaps at AAE, net of taxes	—	(0.06)	—	(0.04)
Tax rate changes	—	—	—	—
Diluted earnings per share excluding tax adjustments and other items	$1.15	$0.68	$2.05	$1.27

The following table shows our net income excluding tax adjustments and other items for trailing twelve months ended June 30 (in millions):

	2014	2013
Net income	$202.3	$145.7
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	23.2	—
Foreign tax credit carryforward (2)	(3.9)	(4.6)
Tax benefits recognized upon the close of domestic and foreign tax audits	—	(15.5)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	(9.3)	—
Interest rate swaps at AAE, net of taxes (4)	(5.2)	2.0
Tax rate changes (3)	(7.6)	(4.6)
Net income excluding tax adjustments and other items	$199.5	$123.0
________
(1) Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Deferred tax adjustments due to enacted statutory rate decreases in the United Kingdom.
(4) Represents unrealized gains/losses on AAE interest rate swaps.

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 23, 2014, our board of directors authorized a $250 million share repurchase program. The following is a summary of stock repurchases for the quarter ended June 30, 2014. As of June 30, 2014, $161.5 million was available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 - April 30, 2014	125,093	$64.96	125,093	$241.9 million
May 1, 2014 - May 31, 2014	678,435	$64.41	678,435	$198.2 million
June 1, 2014 - June 30, 2014	563,589	$65.00	563,589	$161.5 million
Total	1,367,117	$64.71	1,367,117
_________
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

Date: July 31, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by reference:

10.1
Amendment No. 1 to the Credit Agreement, dated as of July 8, 2014, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 11, 2014, file number 1-2328.