Form 10-Q
period 2014-09-30
GATX CORP
filed 2014-11-06
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒
As of September 30, 2014, 44.2 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share data)

	September 30	December 31
	2014	2013
Assets
Cash and Cash Equivalents	$59.4	$379.7
Restricted Cash	13.9	20.3
Receivables
Rent and other receivables	81.3	80.1
Loans	100.5	122.7
Finance leases	188.1	207.3
Less: allowance for losses	(5.4)	(5.2)
	364.5	404.9

Operating Assets and Facilities ($123.2 and $123.3 related to a consolidated VIE)	8,110.1	7,390.7
Less: allowance for depreciation ($33.8 and $30.3 related to a consolidated VIE)	(2,425.5)	(2,320.4)
	5,684.6	5,070.3
Investments in Affiliated Companies	348.1	354.3
Goodwill	88.8	94.6
Other Assets	257.0	225.5
Total Assets	$6,816.3	$6,549.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$172.7	$159.6
Debt
Commercial paper and borrowings under bank credit facilities	59.2	23.6
Recourse	4,081.8	3,765.9
Nonrecourse ($18.1 and $25.4 related to a consolidated VIE)	18.1	72.6
Capital lease obligations	6.3	8.9
	4,165.4	3,871.0
Deferred Income Taxes	941.7	891.4
Other Liabilities	205.3	230.6
Total Liabilities	5,485.1	5,152.6

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,575,685 and 66,349,906 Outstanding shares — 44,173,551 and 45,868,698	41.4	41.3
Additional paid in capital	670.1	668.9
Retained earnings	1,458.4	1,358.4
Accumulated other comprehensive loss	(85.2)	(42.7)
Treasury stock at cost (22,402,134 and 20,481,208 shares)	(753.5)	(628.9)
Total Shareholders’ Equity	1,331.2	1,397.0
Total Liabilities and Shareholders’ Equity	$6,816.3	$6,549.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Lease revenue	$279.1	$246.7	$804.0	$722.9
Marine operating revenue	98.9	89.0	188.8	190.8
Other revenue	19.2	17.5	56.8	50.7
Total Revenues	397.2	353.2	1,049.6	964.4
Expenses
Maintenance expense	85.6	76.9	242.7	217.9
Marine operating expense	64.8	58.2	134.4	132.5
Depreciation expense	71.9	65.6	201.7	186.6
Operating lease expense	27.4	31.5	81.6	97.4
Other operating expense	8.0	6.9	21.3	19.2
Selling, general and administrative expense	45.8	42.0	133.4	129.8
Total Expenses	303.5	281.1	815.1	783.4
Other Income (Expense)
Net gain on asset dispositions	6.3	23.5	62.6	59.8
Interest expense, net	(38.1)	(41.1)	(119.6)	(125.2)
Other expense	(3.1)	(4.4)	(11.4)	(8.6)
Income before Income Taxes and Share of Affiliates’ Earnings	58.8	50.1	166.1	107.0
Income Taxes	(19.9)	(31.3)	(54.2)	(47.9)
Share of Affiliates’ Earnings, Net of Taxes	12.4	35.0	34.6	56.9
Net Income	$51.3	$53.8	$146.5	$116.0
Other Comprehensive (Loss) Income, Net of Taxes
Foreign currency translation adjustments	(48.1)	32.9	(49.3)	13.4
Unrealized (loss) gain on securities	(0.1)	0.7	(0.2)	0.9
Unrealized gain on derivative instruments	0.8	15.4	2.3	21.3
Post-retirement benefit plans	1.6	2.1	4.7	6.4
Other comprehensive (loss) income	(45.8)	51.1	(42.5)	42.0
Comprehensive Income	$5.5	$104.9	$104.0	$158.0

Share Data
Basic earnings per share	$1.16	$1.16	$3.24	$2.49
Average number of common shares	44.4	46.2	45.3	46.5

Diluted earnings per share	$1.14	$1.15	$3.18	$2.45
Average number of common shares and common share equivalents	45.2	46.8	46.1	47.2

Dividends declared per common share	$0.33	$0.31	$0.99	$0.93

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30
	2014	2013
Operating Activities
Net income	$146.5	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	211.9	196.1
Change in accrued operating lease expense	(24.9)	(31.4)
Gains on sales of assets	(55.1)	(52.2)
Deferred income taxes	42.8	45.1
Share of affiliates’ earnings, net of dividends	(9.8)	(44.9)
Other	(26.1)	24.3
Net cash provided by operating activities	285.3	253.0
Investing Activities
Additions to operating assets and facilities	(826.6)	(551.3)
Loans extended	—	(14.2)
Investments in affiliates	—	(101.3)
Portfolio investments and capital additions	(826.6)	(666.8)
Purchases of leased-in assets	(150.5)	(58.5)
Portfolio proceeds	181.8	286.6
Proceeds from sales of other assets	22.7	24.4
Net decrease in restricted cash	6.4	8.0
Other	5.8	—
Net cash used in investing activities	(760.4)	(406.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	976.2	801.8
Repayments of debt (original maturities longer than 90 days)	(682.9)	(405.7)
Net increase (decrease) in debt with original maturities of 90 days or less	36.8	(227.2)
Stock repurchases	(124.6)	(50.0)
Dividends	(47.1)	(46.0)
Other	(2.8)	(1.5)
Net cash provided by financing activities	155.6	71.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	(1.6)
Net increase in Cash and Cash Equivalents	(320.3)	(83.5)
Cash and Cash Equivalents, beginning of period	379.7	234.2
Cash and Cash Equivalents, end of period	$59.4	$150.7
Noncash Investing Transactions
Distributions from affiliates (1)	$1.1	$173.0
Portfolio proceeds (2)	$—	$91.1
_________
(1) We received distributions of 62 railcars in 2014 and 591 railcars in 2013 from our Southern Capital affiliate. Additionally, we received five vessels and related working capital from the disposition of our Singco and Somargas affiliates in 2013.
(2) In 2013, proceeds from the sale of our interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) included receipt of a $91.1 million note.

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

Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2013.

Change in Accounting Estimate

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets are a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share in the third quarter of 2014; and a net decrease in depreciation expense of approximately $16.5 million and an increase in net income of $10.5 million, or $0.23 per diluted share in the first nine months of 2014. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

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

NOTE 3. Variable Interest Entities

We are the primary beneficiary of one variable interest entity, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	September 30 2014	December 31 2013
Operating assets, net of accumulated depreciation (1)	$89.4	$93.0
Nonrecourse debt	18.1	25.4
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	September 30, 2014		December 31, 2013
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$141.9	$141.9	$125.5	$125.5
Other investment	0.4	0.4	0.6	0.6
Total	$142.3	$142.3	$126.1	$126.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.5	$—	$2.5	$—
Foreign exchange rate derivatives (2)	2.9	—	2.9	—
Available-for-sale equity securities	4.1	4.1	—	—
Liabilities
Interest rate derivatives (1)	5.3	—	5.3	—
Foreign exchange rate derivatives (2)	3.6	—	3.6	—

Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Available-for-sale equity securities	4.7	4.7	—	—
Liabilities
Interest rate derivatives (1)	0.8	—	0.8	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had six instruments outstanding with an aggregate notional amount of $500.0 million as of September 30, 2014, and three instruments outstanding with an aggregate notional amount of $200.0 million as of December 31, 2013. These derivatives have maturities ranging from 2015 to 2019.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We also use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We had five instruments outstanding with an aggregate notional amount of $184.5 million as of September 30, 2014, and six instruments outstanding with an aggregate notional amount of $163.6 million as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

These derivatives had maturities ranging from 2014 to 2020. Within the next 12 months, we expect to reclassify $5.8 million ($3.7 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2014, was $5.3 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive loss (in millions):

		Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	Location of Loss (Gain) Recognized	2014	2013	2014	2013
Fair value hedges (1)	Interest expense	$3.2	$0.8	$4.8	$3.1
Cash flow hedges	Other comprehensive loss (gain) (effective portion)	0.5	0.1	3.7	(0.8)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.3	1.3	3.7	3.8
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.3	0.4	3.0	1.1
Non-designated (2)	Other (income) expense	(7.0)	1.4	(6.0)	(0.6)
_________
(1) The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.
(2) Includes losses (gains) on foreign currency derivatives which are substantially offset by foreign currency adjustments from the AAE loan also recognized in other income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.5	$2.8	$1.7	$4.0
Loans	100.5	100.6	122.7	121.5
Liabilities
Recourse fixed rate debt	$3,408.4	$3,555.4	$2,871.2	$2,994.0
Recourse floating rate debt	673.4	679.6	894.7	906.2
Nonrecourse debt	18.1	18.9	72.6	74.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended September 30, 2014 and 2013 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$1.5	$1.7	$—	$0.1
Interest cost	5.2	4.6	0.4	0.4
Expected return on plan assets	(7.1)	(6.9)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.3)	(0.3)	—	—
Unrecognized net actuarial loss	2.8	3.7	—	—
Net expense	$2.1	$2.8	$0.4	$0.5

The following table shows components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2014 and 2013 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$4.5	$5.1	$0.1	$0.2
Interest cost	15.6	13.8	1.2	1.2
Expected return on plan assets	(21.4)	(20.7)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.8)	(0.8)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	8.5	11.2	(0.1)	—
Net expense	$6.4	$8.6	$1.1	$1.3
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Share-Based Compensation

During the first nine months of 2014, we granted 296,700 stock appreciation rights (“SARs”), 56,020 restricted stock units, 62,670 performance shares, and 11,038 phantom stock units. For the three and nine months ended September 30, 2014, total share-based compensation expense was $3.1 million and $9.3 million and the related tax benefits were $1.2 million and $3.5 million. For the three and nine months ended September 30, 2013, total share-based compensation expense was $3.1 million and $9.5 million and the related tax benefits were $1.2 million and $3.6 million.
The estimated fair value of our 2014 SARs awards and related underlying assumptions are shown in the table below.

2014
Estimated fair value	$18.12
Quarterly dividend rate	$0.33
Expected term of stock appreciation rights, in years	4.4
Risk-free interest rate	1.3%
Dividend yield	2.3%
Expected stock price volatility	30.3%
Present value of dividends	$5.76

NOTE 7. Income Taxes

Our effective tax rate was 33% for the nine months ended September 30, 2014, compared to 45% for the nine months ended September 30, 2013. The prior year effective tax rate reflected US and state income taxes of $23.2 million incurred upon the sale of our investment in AAE. Additionally, foreign tax credit carry forwards of $3.9 million were utilized as a result of this gain and recognized as a reduction of income tax expense. Excluding the effects of the AAE gain and tax benefits, GATX's effective tax rate for the first nine months of 2013 was 27%. The remaining difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate.

As of September 30, 2014, our gross liability for unrecognized tax benefits was $5.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.3 million ($3.4 million, net of federal tax). During the nine months ended September 30, 2014, upon the close of a foreign tax audit, we released a gross unrecognized tax benefit of $0.4 million. We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	September 30 2014	December 31 2013
Lease payment guarantees	$30.0	$34.8
Standby letters of credit	8.7	8.8
Asset residual value guarantees	—	5.6
Performance bonds	0.4	0.6
Total commercial commitments (1)	$39.1	$49.8
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $5.5 million at September 30, 2014 and $6.2 million at December 31, 2013. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of September 30, 2014, 1.9 million shares had been repurchased for $124.6 million and $125.4 million was available under the repurchase authorization.
In the second quarter of 2013, both series of our preferred stock were retired with all shares either converted to common stock or redeemed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net income	$51.3	$53.8	$146.5	$116.0
Denominator:
Weighted average shares outstanding - basic	44.4	46.2	45.3	46.5
Effect of dilutive securities:
Equity compensation plans	0.8	0.6	0.8	0.7
Convertible preferred stock	—	*	—	*
Weighted average shares outstanding - diluted	45.2	46.8	46.1	47.2
Basic earnings per share	$1.16	$1.16	$3.24	$2.49
Diluted earnings per share	$1.14	$1.15	$3.18	$2.45
_________
* Antidilutive.

NOTE 10. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2013	$57.2	$0.4	$(22.1)	$(78.2)	$(42.7)
Change in component	0.7	(0.5)	(2.2)	—	(2.0)
Reclassification adjustments into earnings	—	—	3.6	2.4	6.0
Income tax effect	—	0.3	(0.7)	(1.0)	(1.4)
Balance at March 31, 2014	$57.9	$0.2	$(21.4)	$(76.8)	$(40.1)
Change in component	(1.9)	0.1	—	—	(1.8)
Reclassification adjustments into earnings	—	—	1.5	2.6	4.1
Income tax effect	—	—	(0.7)	(0.9)	(1.6)
Balance at June 30, 2014	$56.0	$0.3	$(20.6)	$(75.1)	$(39.4)
Change in component	(48.1)	(0.2)	0.4	—	(47.9)
Reclassification adjustments into earnings	—	—	1.6	2.5	4.1
Income tax effect	—	0.1	(1.2)	(0.9)	(2.0)
Balance at September 30, 2014	$7.9	$0.2	$(19.8)	$(73.5)	$(85.2)
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

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers who had provided coverage for such expenses. As of September 30, 2014, GRA had incurred approximately $6.7 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”). GRA is also negotiating issues of reimbursement for outstanding defense costs with the three other insurers in the current coverage layer, which includes a 25% share held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration or the amount of defense fees and costs that ultimately may not be reimbursed by Liberty or the other excess insurers in the current coverage layer.

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

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail and marine markets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, ASC, and Portfolio Management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2014
Profitability
Revenues
Lease revenue	$222.6	$47.9	$1.1	$7.5	$—	$279.1
Marine operating revenue	—	—	82.7	16.2	—	98.9
Other revenue	15.7	2.3	—	1.2	—	19.2
Total Revenues	238.3	50.2	83.8	24.9	—	397.2
Expenses
Maintenance expense	65.7	11.0	8.9	—	—	85.6
Marine operating expense	—	—	52.2	12.6	—	64.8
Depreciation expense	49.7	11.9	4.5	5.8	—	71.9
Operating lease expense	25.6	—	1.8	—	—	27.4
Other operating expense	6.1	1.2	—	0.7	—	8.0
Total Expenses	147.1	24.1	67.4	19.1	—	257.7
Other Income (Expense)
Net gain on asset dispositions	4.4	0.8	—	1.1	—	6.3
Interest expense, net	(24.1)	(6.0)	(1.4)	(5.8)	(0.8)	(38.1)
Other (expense) income	(1.0)	(1.1)	0.2	(1.4)	0.2	(3.1)
Share of affiliates' earnings (pretax)	0.1	(0.1)	—	17.0	—	17.0
Segment Profit (Loss)	$70.6	$19.7	$15.2	$16.7	$(0.6)	121.6
Selling, general and administrative expense						45.8
Income taxes (including $4.6 related to affiliates' earnings)						24.5
Net Income						$51.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$1.2	$—	$—	$—	$—	$1.2
Residual sharing income	0.1	—	—	1.1	—	1.2
Non-remarketing disposition gains (1)	3.1	0.9	—	—	—	4.0
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$4.4	$0.8	$—	$1.1	$—	$6.3
Capital Expenditures
Portfolio investments and capital additions	$118.9	$45.6	$0.9	$5.0	$1.1	$171.5

Selected Balance Sheet Data at September 30, 2014
Investments in affiliated companies	$18.4	$1.8	$—	$327.9	$—	$348.1
Identifiable assets	$4,331.0	$1,234.9	$291.4	$816.4	$142.6	$6,816.3
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2013
Profitability
Revenues
Lease revenue	$192.2	$45.6	$1.1	$7.8	$—	$246.7
Marine operating revenue	—	—	73.0	16.0	—	89.0
Other revenue	14.3	1.9	—	1.3	—	17.5
Total Revenues	206.5	47.5	74.1	25.1	—	353.2
Expenses
Maintenance expense	58.6	10.9	7.4	—	—	76.9
Marine operating expense	—	—	47.2	11.0	—	58.2
Depreciation expense	44.9	10.8	4.1	5.8	—	65.6
Operating lease expense	29.7	—	1.8	—	—	31.5
Other operating expense	4.9	1.3	—	0.7	—	6.9
Total Expenses	138.1	23.0	60.5	17.5	—	239.1
Other Income (Expense)
Net gain on asset dispositions	20.5	1.3	—	1.7	—	23.5
Interest expense, net	(26.1)	(6.7)	(1.6)	(6.3)	(0.4)	(41.1)
Other (expense) income	(4.8)	(1.0)	0.9	—	0.5	(4.4)
Share of affiliates' earnings (pretax)	(0.1)	16.7	—	14.7	—	31.3
Segment Profit	$57.9	$34.8	$12.9	$17.7	$0.1	123.4
Selling, general and administrative expense						42.0
Income taxes (including $3.7 of net tax benefits related to affiliates' earnings)						27.6
Net Income						$53.8

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$18.1	$—	$—	$0.1	$—	$18.2
Residual sharing income	0.3	—	—	1.5	—	1.8
Non-remarketing disposition gains (1)	2.2	1.5	—	—	—	3.7
Asset impairment	(0.1)	(0.2)	—	0.1	—	(0.2)
	$20.5	$1.3	$—	$1.7	$—	$23.5
Capital Expenditures
Portfolio investments and capital additions	$130.8	$43.7	$—	$19.3	$2.4	$196.2

Selected Balance Sheet Data at December 31, 2013
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.5	$1,297.1	$271.0	$856.9	$414.1	$6,549.6
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2014
Profitability
Revenues
Lease revenue	$635.7	$142.8	$3.2	$22.3	$—	$804.0
Marine operating revenue	—	—	145.2	43.6	—	188.8
Other revenue	46.4	6.7	—	3.7	—	56.8
Total Revenues	682.1	149.5	148.4	69.6	—	1,049.6
Expenses
Maintenance expense	192.2	34.1	16.4	—	—	242.7
Marine operating expense	—	—	97.9	36.5	—	134.4
Depreciation expense	140.3	35.4	8.9	17.1	—	201.7
Operating lease expense	78.2	—	3.5	—	(0.1)	81.6
Other operating expense	16.1	3.6	—	1.6	—	21.3
Total Expenses	426.8	73.1	126.7	55.2	(0.1)	681.7
Other Income (Expense)
Net gain (loss) on asset dispositions	53.1	5.8	(0.4)	4.1	—	62.6
Interest expense, net	(74.0)	(18.4)	(4.2)	(18.7)	(4.3)	(119.6)
Other expense	(4.7)	(3.8)	—	(1.1)	(1.8)	(11.4)
Share of affiliates' earnings (pretax)	7.6	(0.2)	—	41.4	—	48.8
Segment Profit (Loss)	$237.3	$59.8	$17.1	$40.1	$(6.0)	348.3
Selling, general and administrative expense						133.4
Income taxes (including $14.2 related to affiliates' earnings)						68.4
Net Income						$146.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$40.5	$0.6	$—	$0.5	$—	$41.6
Residual sharing income	4.5	—	—	3.5	—	8.0
Non-remarketing disposition gains (1)	8.1	5.3	—	—	—	13.4
Asset impairment	—	(0.1)	(0.4)	0.1	—	(0.4)
	$53.1	$5.8	$(0.4)	$4.1	$—	$62.6
Capital Expenditures
Portfolio investments and capital additions	$660.7	$127.2	$16.9	$17.0	$4.8	$826.6
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2013
Profitability
Revenues
Lease revenue	$563.3	$132.2	$3.2	$24.2	$—	$722.9
Marine operating revenue	—	—	157.0	33.8	—	190.8
Other revenue	41.9	5.8	—	3.0	—	50.7
Total Revenues	605.2	138.0	160.2	61.0	—	964.4
Expenses
Maintenance expense	170.8	32.0	15.1	—	—	217.9
Marine operating expense	—	—	105.2	27.3	—	132.5
Depreciation expense	129.9	31.5	8.1	17.1	—	186.6
Operating lease expense	94.0	—	3.5	—	(0.1)	97.4
Other operating expense	13.9	3.6	—	1.7	—	19.2
Total Expenses	408.6	67.1	131.9	46.1	(0.1)	653.6
Other Income (Expense)
Net gain on asset dispositions	40.9	3.8	—	15.1	—	59.8
Interest expense, net	(80.5)	(17.5)	(4.8)	(19.7)	(2.7)	(125.2)
Other (expense) income	(8.9)	(0.5)	0.3	—	0.5	(8.6)
Share of affiliates' earnings (pretax)	8.3	21.1	—	37.2	—	66.6
Segment Profit (Loss)	$156.4	$77.8	$23.8	$47.5	$(2.1)	303.4
Selling, general and administrative expense						129.8
Income taxes (including $9.7 related to affiliates' earnings)						57.6
Net Income						$116.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$27.0	$—	$—	$8.4	$—	$35.4
Residual sharing income	3.2	—	—	6.6	—	9.8
Non-remarketing disposition gains (1)	11.5	5.3	—	—	—	16.8
Asset impairment	(0.8)	(1.5)	—	0.1	—	(2.2)
	$40.9	$3.8	$—	$15.1	$—	$59.8
Capital Expenditures
Portfolio investments and capital additions	$345.9	$134.9	$11.0	$170.5	$4.5	$666.8
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13. Subsequent Events

Subsequent to September 30, 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC (“Trinity”), a subsidiary of Trinity Industries, Inc., to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under terms of the agreement, we will purchase up to a total of 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the Agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the Agreement will automatically terminate 30 days thereafter unless the non-terminating party agrees to a specified revised margin as set forth in the Agreement.

In addition, subsequent to September 30, 2014, we issued $250 million of 2.6% senior notes due in 2020. We intend to use the net proceeds for several purposes, including the repayment of commercial paper, the repayment of other outstanding debt principal or term loan balances and for general corporate purposes, including working capital and capital expenditures.

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

Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2014. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and nine months ended September 30 (in millions, except per share data and percentages):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Segment Revenues
Rail North America	$238.3	$206.5	$682.1	$605.2
Rail International	50.2	47.5	149.5	138.0
ASC	83.8	74.1	148.4	160.2
Portfolio Management	24.9	25.1	69.6	61.0
	$397.2	$353.2	$1,049.6	$964.4
Segment Profit
Rail North America	$70.6	$57.9	$237.3	$156.4
Rail International	19.7	34.8	59.8	77.8
ASC	15.2	12.9	17.1	23.8
Portfolio Management	16.7	17.7	40.1	47.5
	122.2	123.3	354.3	305.5
Less:
Selling, general and administrative expense	45.8	42.0	133.4	129.8
Unallocated interest expense, net	0.8	0.4	4.3	2.7
Other, including eliminations	(0.2)	(0.5)	1.7	(0.6)
Income taxes ($4.6 and $(3.7) QTR, and $14.2 and $9.7 YTD related to affiliates' earnings)	24.5	27.6	68.4	57.6
Net Income	$51.3	$53.8	$146.5	$116.0

Net income, excluding tax adjustments and other items	$51.3	$51.0	$146.5	$111.5
Diluted earnings per share	1.14	1.15	3.18	2.45
Diluted earnings per share, excluding tax adjustments and other items	1.14	1.09	3.18	2.36
Investment Volume	171.5	196.2	826.6	666.8

The following table shows our return on equity ("ROE") for the trailing twelve months ended September 30:

	2014	2013
ROE	15.1%	11.5%
ROE, excluding tax adjustments and other items	15.1%	10.9%

Net income was $146.5 million, or $3.18 per diluted share, for the first nine months of 2014 compared to $116.0 million, or $2.45 per diluted share, in 2013. Results in 2013 included benefits from tax adjustments and other items of $4.5 million, which we have summarized in "Non-GAAP Financial Measures" at the end of MD&A. Excluding the impact of these items, net income increased $35.0 million compared to the prior year. This increase was driven primarily by a positive income contribution from the acquisition of boxcars discussed in more detail in the "Rail North America" section of MD&A, higher lease rates, and higher asset remarketing income at Rail North America, partially offset by higher maintenance expense at Rail North America, lower operating income at ASC, and lower asset remarketing income at Portfolio Management. The results also reflect the favorable impact of revisions made to the estimated useful lives used to calculate depreciation of Rail North America’s railcar fleet.

Net income was $51.3 million, or $1.14 per diluted share, for the third quarter of 2014 compared to $53.8 million, or $1.15 per diluted share, in 2013. Results for the third quarter of 2013 included benefits from tax adjustments and other items of $2.8 million. Excluding the impact of these items, net income increased $0.3 million compared to the prior year. The positive income contribution from the acquisition of boxcars noted above and higher lease rates at Rail North America as well as higher operating income at ASC were substantially offset by lower asset remarketing income at Rail North America. The results also reflect the favorable impact of revisions made to the estimated useful lives used to calculate depreciation of Rail North America’s railcar fleet.
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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340.0 million (the "Boxcar Fleet"). At September 30, 2014, Rail North America's wholly owned fleet consisted of approximately 126,500 cars, including approximately 19,100 boxcars. Fleet utilization, excluding boxcars, was 98.8% at the end of the third quarter of 2014 compared to 98.6% at the end of the prior quarter and 98.5% at September 30, 2013. Fleet utilization for boxcars was 91.3% at the end of third quarter of 2014, compared to 90.7% at the end of the prior quarter as we successfully placed idle cars from the Boxcar Fleet on lease, while scrapping older boxcars.

During the third quarter of 2014, Rail North America continued to experience strong demand for tank and freight cars. During the current quarter, the Lease Price Index on renewals (the “LPI,” see definition below) increased 46.9% from the expiring rate, compared to an increase of 36.0% in the prior quarter and 34.3% in the third quarter of 2013. In addition to general market strength, the LPI was favorably impacted by coal car renewals at materially improved rates. Lease terms on renewals for cars in the LPI averaged 68 months in the current quarter, compared to 67 months in the prior quarter and 63 months in the third quarter of 2013. During the third quarter of 2014, an average of approximately 105,800 railcars, excluding boxcars, were on lease, modestly higher than the approximately 105,400 average active cars in the prior quarter and slightly lower than the approximately 106,400 railcars in the third quarter of 2013.

For the remainder of 2014, we expect higher lease revenue due to higher lease rates, and increased maintenance expense as we work through our tank car compliance cycle. Leases on approximately 10,000 railcars, including 3,200 boxcars, will expire over the balance of the year and we expect to realize strong renewal success at attractive rates, particularly for tank cars.

Subsequent to September 30, 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC (“Trinity”), a subsidiary of Trinity Industries, Inc., to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under terms of the agreement, we will purchase up to a total of 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the Agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the Agreement will automatically terminate 30 days thereafter unless the non-terminating party agrees to a specified revised margin as set forth in the Agreement.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Lease revenue	$222.6	$192.2	$635.7	$563.3
Other revenue	15.7	14.3	46.4	41.9
Total Revenues	238.3	206.5	682.1	605.2
Expenses
Maintenance expense	65.7	58.6	192.2	170.8
Depreciation expense	49.7	44.9	140.3	129.9
Operating lease expense	25.6	29.7	78.2	94.0
Other operating expense	6.1	4.9	16.1	13.9
Total Expenses	147.1	138.1	426.8	408.6
Other Income (Expense)
Net gain on asset dispositions	4.4	20.5	53.1	40.9
Interest expense, net	(24.1)	(26.1)	(74.0)	(80.5)
Other expense	(1.0)	(4.8)	(4.7)	(8.9)
Share of affiliates' earnings (pretax)	0.1	(0.1)	7.6	8.3
Segment Profit	$70.6	$57.9	$237.3	$156.4

Investment Volume	$118.9	$130.8	$660.7	$345.9

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Railcars	$213.5	$183.8	$609.7	$539.3
Locomotives	9.1	8.4	26.0	24.0
	$222.6	$192.2	$635.7	$563.3

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars (1):

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Beginning balance	108,648	107,843	107,004	106,804	106,894
Cars added	914	1,179	486	1,174	958
Cars scrapped	(294)	(251)	(368)	(387)	(440)
Cars sold	(1,425)	(1,767)	(318)	(697)	(25)
Ending balance	107,843	107,004	106,804	106,894	107,387
Utilization rate at quarter end	98.5%	98.5%	98.5%	98.6%	98.8%
Average active railcars	106,359	105,923	105,287	105,366	105,755
_________
(1) Excludes the boxcar fleet.

The following table shows fleet activity for Rail North America's boxcar fleet:

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Ending balance	2,112	2,109	19,630	19,254	19,146
Utilization	98.8%	100.0%	80.7%	90.7%	91.3%

The following table shows fleet activity for Rail North America's locomotives:

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Beginning balance	558	589	595	600	602
Locomotives added	31	6	6	9	1
Locomotives scrapped or sold	—	—	(1)	(7)	—
Ending balance	589	595	600	602	603
Utilization rate at quarter end	97.8%	98.2%	98.8%	99.2%	97.7%
Average active locomotives	555	579	586	594	591

Comparison of the First Nine Months of 2014 to the First Nine Months of 2013

Segment Profit

Segment profit was $237.3 million, compared to $156.4 million in the prior year. The increase was driven by increased lease revenue from the Boxcar Fleet, higher lease rates, and an increase in asset remarketing income, partially offset by higher maintenance expense related to planned compliance work and costs associated with the Boxcar Fleet. The results in 2014, compared to 2013, were also favorably impacted by a change in depreciation implemented during the year. Effective January 1, 2014, we revised the depreciable lives of our North American railcars based on a review of the current economic lives and usage of various railcar types. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. As a result, depreciation was favorably impacted by $16.5 million.

Revenues

Lease revenue increased $72.4 million in 2014, primarily due to higher lease rates combined with additional revenue from the Boxcar Fleet. Other revenue increased $4.5 million, primarily due to higher repair revenue in the current year.

Expenses

Maintenance expense increased $21.4 million in 2014, primarily due to additional costs attributable to the Boxcar Fleet and the planned increase in compliance costs on the overall fleet. Depreciation expense increased $10.4 million, primarily due to incremental depreciation from new investments, partially offset by the impact of the accounting policy change in estimated useful lives on the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $15.8 million, due to the acquisition of railcars previously leased under operating leases. Other operating expense increased $2.2 million, primarily due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions increased $12.2 million compared to the prior year as we realized higher gains on a comparable number of cars sold, the impact of which was partially offset by lower scrapping gains. Net interest expense decreased $6.5 million, driven by lower average rates which reflected the prepayment of certain higher cost secured financings in the prior year, partially offset by the impact of higher average debt balances. Other expense decreased $4.2 million, primarily due to penalties for the prepayment of debt principal and termination costs associated with the early buyout of an operating lease, both of which occurred in the prior year, partially offset by termination costs associated with the early buyout of an operating lease in the current year.

Investment Volume

During 2014, investment volume was $660.7 million compared to $345.9 million in 2013, and included the purchase of the Boxcar Fleet of approximately 18,500 boxcars. In addition, we acquired 2,032 newly built railcars and 384 railcars purchased in the secondary market in 2014, compared to 2,243 newly built railcars and 1,753 railcars purchased in the secondary market in 2013.

Comparison of the Third Quarter of 2014 to the Third Quarter of 2013

Segment Profit

Segment profit was $70.6 million, compared to $57.9 million in the prior year. The increase was driven by increased lease revenue from the acquired Boxcar Fleet and higher lease rates, partially offset by lower asset remarketing income and higher maintenance expense. The results in 2014, compared to 2013, were also favorably impacted by the aforementioned change in depreciation implemented during the first quarter.

Revenues

Lease revenue increased $30.4 million in 2014, primarily due to higher lease rates combined with additional revenue from the Boxcar Fleet. Other revenue increased $1.4 million, primarily due to higher repair revenue in the current quarter.

Expenses

Maintenance expense increased $7.1 million in the current quarter, primarily due to higher costs associated with the Boxcar Fleet. Depreciation expense increased $4.8 million, primarily due to incremental depreciation from new investments, partially offset by the impact of the accounting policy change in estimated useful lives on the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $4.1 million, due to the acquisition of railcars previously leased under operating leases. Other operating expense increased $1.2 million, primarily due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $16.1 million compared to the prior year as we sold approximately 1,354 fewer railcars, the impact of which was partially offset by higher scrapping gains. Net interest expense decreased $2.0 million, driven by lower average rates which reflected the prepayment of certain higher cost secured financings in the prior year partially offset by the impact of higher average debt balances. Other expense decreased $3.8 million, primarily due to a penalty for the prepayment of debt principal and termination costs associated with the early buyout of an operating lease, both of which occurred in the prior year.

North American Rail Regulatory Matters

On July 23, 2014, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued a Notice of Proposed Rulemaking (the “NPRM”) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude and ethanol. In addition to proposed rail operating requirements and standards for the classification of mined gases and liquids, the NPRM proposed new design standards for tank cars operating in “high hazard flammable trains” (“HHFT”), which are unit trains that include 20 or more carloads of any type of flammable liquid. Under the proposed rules, newly built tank cars for use in HHFT service would have to comply with the new standards beginning on October 1, 2015. The NPRM requested public comments on three different options for the new tank car standards, which vary primarily based on differences in tank thickness, braking systems, and design of top fitting protection. The NPRM also proposed standards for modifications to existing tank cars in HHFT service intended to ensure that their performance meets the same standards applicable to newly built cars. Under the NPRM, existing tank cars in HHFT service would have to be modified or removed from that service between October, 2017, and October, 2020, depending on the type of commodity carried by such cars. The NPRM was published in the Federal Register on August 1, 2014, and the public comment period expired on September 30, 2014. PHMSA is currently reviewing the comments submitted on the NPRM, and we cannot predict either the timing or contents of a final rule.

On July 2, 2014, Transport Canada ("TC") adopted regulations requiring that newly built tank cars ordered on or after July 15, 2014, and used to transport certain dangerous goods, including all types of crude oil and ethanol, comply with the design standards voluntarily adopted by the rail industry in 2011. In addition, on July 18, 2014, TC announced it is conducting a review that may result in further changes to the design standards for newly built cars used to transport flammable liquids in Canada, as well as standards and schedule for modifying existing cars used in such service. In this regard, TC announced that it intends to coordinate with PHMSA to establish standards for the entire North American fleet of tank cars in flammable liquids service.

We are currently assessing the changes to tank car design standards proposed by PHMSA and TC and evaluating their potential impact on our tank car fleet in flammable liquids service. We have a fleet of more than 126,000 railcars in North America, including approximately 13,000 tank cars currently used to transport flammable liquids, of which approximately 4,900 are moving crude oil and ethanol. We will continue to be an active participant in the rulemaking process and the promulgation of final rules by PHMSA and TC. Until PHMSA and TC release final rules establishing the new tank car standards, we will be unable to assess how any new regulations that PHMSA and TC may ultimately adopt will impact GATX or what changes may be required to our tank cars in flammable liquids service, including the number of cars that could be repurposed or retired and the scope and cost of any retrofit program.

RAIL INTERNATIONAL

Segment Summary

Economic conditions remain weak in Europe, which is negatively impacting the pace of new car placements and renewals. However, GATX Rail Europe continues to take delivery of new cars to meet customer needs and to scrap older cars in the fleet. Railcar utilization for the GATX Rail Europe fleet was 95.1% at the end of the third quarter of 2014 compared to 95.6% at the end of the prior quarter and 96.3% at September 30, 2013. During the third quarter of 2013, we sold our 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”).

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Lease revenue	$47.9	$45.6	$142.8	$132.2
Other revenue	2.3	1.9	6.7	5.8
Total Revenues	50.2	47.5	149.5	138.0
Expenses
Maintenance expense	11.0	10.9	34.1	32.0
Depreciation expense	11.9	10.8	35.4	31.5
Other operating expense	1.2	1.3	3.6	3.6
Total Expenses	24.1	23.0	73.1	67.1
Other Income (Expense)
Net gain on asset dispositions	0.8	1.3	5.8	3.8
Interest expense, net	(6.0)	(6.7)	(18.4)	(17.5)
Other expense	(1.1)	(1.0)	(3.8)	(0.5)
Share of affiliates' earnings (pretax)	(0.1)	16.7	(0.2)	21.1
Segment Profit	$19.7	$34.8	$59.8	$77.8

Investment Volume	$45.6	$43.7	$127.2	$134.9

The following table shows fleet activity for Rail Europe's railcars:

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Beginning balance	21,894	21,858	21,836	21,591	21,684
Cars added	258	313	125	409	481
Cars scrapped or sold	(294)	(335)	(370)	(316)	(205)
Ending balance	21,858	21,836	21,591	21,684	21,960
Utilization rate at quarter end	96.3%	96.6%	96.0%	95.6%	95.1%
Average active railcars	21,010	21,093	20,913	20,706	20,833

\

Comparison of the First Nine Months of 2014 to the First Nine Months of 2013

Foreign Currency

Segment profit for Rail International is impacted by changes in the exchange rate of foreign currencies, primarily the Euro. During 2014, a stronger Euro accounted for $3.9 million of the increase in lease revenue and contributed $2.4 million to segment profit compared to the prior year.

Segment Profit

Segment profit was $59.8 million, compared to $77.8 million in the prior year. The prior year included a gain of $9.3 million on the sale of our AAE investment and gains of $7.7 million related to certain interest rate swaps at AAE. Excluding the impact of these items, segment profit decreased $1.0 million, driven by the effects of an unfavorable remeasurement of an embedded foreign currency derivative, the absence of operating income from our former interest in AAE, higher depreciation expense and higher net maintenance expense. These items were partially offset by increased lease revenue due to higher lease rates on new railcars and the effects of a stronger Euro.

Revenues

Lease revenue increased $10.6 million, primarily due to higher lease rates and the effects of a stronger Euro. Other revenue increased $0.9 million primarily due to interest income on the AAE note we received as part of the sale, partially offset by lower repair revenue.

Expenses

Maintenance expense increased $2.1 million primarily due to higher costs at our European maintenance facilities and the effects of a stronger Euro. Depreciation expense increased $3.9 million, primarily due to new cars added to the fleet and the effects of a stronger Euro.

Other Income (Expense)

Net gain on asset dispositions increased $2.0 million due to scrapping of railcars in the current year and the absence of prior year impairments. Net interest expense increased $0.9 million due to higher debt balances resulting from investment volume. Other expense increased $3.3 million, primarily due to the remeasurement of an embedded foreign currency derivative. Excluding the impact of the AAE disposition gain and interest rate swaps in the prior year, share of affiliates' earnings decreased $4.3 million due to the absence of AAE operating results in 2014.

Investment Volume

During 2014, investments, which include progress payments on scheduled deliveries of new railcars and car improvements, were $127.2 million compared to $134.9 million in 2013. During 2014, we took delivery of approximately 1,196 railcars (1,015 in Rail Europe) compared to 1,202 railcars (1,065 in Rail Europe) in 2013.

Comparison of the Third Quarter of 2014 to the Third Quarter of 2013

Foreign Currency

In the third quarter of 2014, foreign currency had no material impact compared to the third quarter in 2013.

Segment Profit

Segment profit was $19.7 million, compared to $34.8 million in the prior year. The prior year included a gain of $9.3 million on the sale of AAE and gains of $5.8 million related to certain interest rate swaps at AAE. Excluding the impact of these items, segment profit was comparable to prior year, driven by increased lease revenue due to higher rates, offset by the absence of operating income from our interest in AAE.

Revenues

Lease revenue increased $2.3 million, primarily due to higher lease rates. Other revenue increased $0.4 million primarily due to interest income on the AAE note we received as part of the sale.

Expenses

Maintenance expense in 2014 was comparable to 2013, and depreciation expense increased $1.1 million, primarily due to new railcars added to the fleet.

Other Income (Expense)

Net gain on asset dispositions decreased $0.5 million due to fewer railcars scrapped in the current quarter. Net interest expense decreased $0.7 million primarily due to lower rates. Excluding the impact of the AAE disposition gain and interest rate swaps in the prior year, share of affiliates' earnings decreased $1.7 million due to the absence of AAE operating results in 2014.

ASC

Segment Summary

ASC had a challenging start to the sailing season as Great Lakes ice coverage and Coast Guard restrictions hampered vessel operations and utilization during the beginning of the year. However, demand across all commodities was brisk in the third quarter as customers replenished low inventories resulting from the severe winter/spring weather conditions. In addition, ASC has secured incremental “spot” tonnage, at attractive rates, and deployed an additional vessel, the Adam E. Cornelius, in September 2014. Water levels have also been higher than in recent years, which benefits operations in the form of increased tonnage per trip. ASC carried a total of 19.6 million net tons of freight in the first nine months of 2014 compared to 20.2 million net tons in the prior year period. Fifteen vessels were in service at the end of the quarter, compared to thirteen in the prior year.

The following table shows ASC’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Lease revenue	$1.1	$1.1	$3.2	$3.2
Marine operating revenue	82.7	73.0	145.2	157.0
Total Revenues	83.8	74.1	148.4	160.2
Expenses
Maintenance expense	8.9	7.4	16.4	15.1
Marine operating expense	52.2	47.2	97.9	105.2
Depreciation expense	4.5	4.1	8.9	8.1
Operating lease expense	1.8	1.8	3.5	3.5
Total Expenses	67.4	60.5	126.7	131.9
Other Income (Expense)
Net loss on asset dispositions	—	—	(0.4)	—
Interest expense, net	(1.4)	(1.6)	(4.2)	(4.8)
Other expense	0.2	0.9	—	0.3
Segment Profit	$15.2	$12.9	$17.1	$23.8

Investment Volume	$0.9	$—	$16.9	$11.0

Comparison of the First Nine Months of 2014 to the First Nine Months of 2013

Segment Profit

Segment profit was $17.1 million, compared to $23.8 million in the prior year. The variance was attributable to significant weather delays early in the sailing season leading to challenging operating conditions and lower freight volume.

Revenues

Marine operating revenue decreased $11.8 million, due to lower freight volume as a result of limited vessel operations related to the weather conditions early in the year, as well as lower fuel surcharge revenue.

Expenses

Maintenance expense was $1.3 million higher than prior year, primarily due to higher repairs related to winter work across the fleet and deployment of additional vessels.

In aggregate, marine operating expense was $7.3 million lower than prior year, as the impact of reduced vessel operations and fewer operating days resulting from the weather conditions early in the year, including substantially lower fuel consumption, were offset by the expense of additional vessels in service.

Other Income (Expense)

Net loss on asset dispositions of $0.4 million in the current year includes additional impairment on the American Fortitude, an out-of-service vessel, due to lower expected proceeds upon disposal.

Other expense decreased $0.3 million due to higher litigation settlement costs in the prior year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Third Quarter of 2014 to the Third Quarter of 2013

Segment Profit

Segment profit was $15.2 million, compared to $12.9 million in the prior year. The variance was attributable to higher water levels on the lakes which allowed for increased cargo loads. In addition, two additional vessels were deployed.

Revenues

Marine operating revenue increased $9.7 million, due to higher freight volume as a result of favorable water levels and operating conditions as well as two additional vessels deployed.

Expenses

Maintenance expense was $1.5 million higher than prior year, primarily due to higher repairs across the fleet and deployment of additional vessels.

Marine operating expense was $5.0 million higher than prior year, primarily due to higher fuel consumption, more operating days and two additional vessels deployed.

Other Income (Expense)

Other expense decreased $0.7 million primarily due to an insurance settlement received in the prior year.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's total asset base was $816.4 million at September 30, 2014, compared to $856.9 million at December 31, 2013, and $851.5 million at September 30, 2013.

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

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, as expected, driven by strong demand for spare aircraft engines and by the favorable impact of engines added to the portfolio. The RRPF affiliates contributed $37.2 million and $15.4 million to our segment profit for the nine months and third quarter of 2014, compared to $31.7 million and $14.0 million in 2013.

Blue water marine investments continue to face challenging market conditions. Our Cardinal Marine affiliate saw a decrease in demand and rates in the third quarter, which are not expected to materially improve in the near term. The Nordic and Norgas vessels experienced some improvement in rates and continue to look for opportunities in the spot market. The domestic pooled barges are expected to benefit from a projected record grain harvest season in the fourth quarter.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues
Lease revenue	$7.5	$7.8	$22.3	$24.2
Marine operating revenue	16.2	16.0	43.6	33.8
Other revenue	1.2	1.3	3.7	3.0
Total Revenues	24.9	25.1	69.6	61.0
Expenses
Marine operating expense	12.6	11.0	36.5	27.3
Depreciation expense	5.8	5.8	17.1	17.1
Other operating expense	0.7	0.7	1.6	1.7
Total Expenses	19.1	17.5	55.2	46.1
Other Income (Expense)
Net gain on asset dispositions	1.1	1.7	4.1	15.1
Interest expense, net	(5.8)	(6.3)	(18.7)	(19.7)
Other expense	(1.4)	—	(1.1)	—
Share of affiliates' earnings (pretax)	17.0	14.7	41.4	37.2
Segment Profit	$16.7	$17.7	$40.1	$47.5

Investment Volume	$5.0	$19.3	$17.0	$170.5
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Net book value of owned assets	$523.2	$536.0	$529.9	$523.0	$488.5
Affiliate investments	328.3	320.9	324.7	336.3	327.9
Net book value of managed portfolio	128.0	125.3	110.5	85.1	77.4

Comparison of the First Nine Months of 2014 to the First Nine Months of 2013

Segment Profit

Segment profit was $40.1 million, compared to $47.5 million in the prior year. This decrease was attributable to lower net gains on asset dispositions, partially offset by higher share of affiliates' earnings.

Revenues

Lease revenue was $1.9 million lower in 2014, primarily due to the sale of barges and other equipment in the prior year. Marine operating revenue was $9.8 million higher than prior year, primarily due to revenue earned by the Norgas vessels.

Expenses

Marine operating expense was $9.2 million higher than prior year, primarily due to expenses from the Norgas vessels.

Other Income (Expense)

Net gain on asset dispositions in 2014 was $11.0 million lower than prior year, primarily due to fewer asset sales. Net interest expense was $1.0 million lower than prior year due to lower rates offset by a higher debt balance. Other expense was $1.1 million higher than prior year largely due to costs associated with the wind-up of a pooling arrangement on the Nordic vessels, partially offset by proceeds from the exercise of warrants.

Share of affiliates' earnings in 2014 was $4.2 million higher than the prior year, primarily due to a combination of higher income at RRPF and our share of a casualty gain recognized at our Cardinal Marine affiliate, partially offset by the absence of earnings from our former Singco and Somargas affiliates.

Investment Volume

Investments in 2014 of $17.0 million consisted of $7.0 million for a tank barge and pushboat, $6.5 million for 13 new hopper barges and $3.5 million for a tank barge. Investment volume of $170.5 million in the prior year included $101.3 million to acquire the Norgas vessels, $38.3 million for investments in two offshore supply vessels and three inland marine vessels, a $14.2 million loan for dry bulk vessels, $9.6 million for river barges, and $7.1 million for container assets.
Comparison of the Third Quarter of 2014 to the Third Quarter of 2013

Segment Profit

Segment profit was $16.7 million, compared to $17.7 million in the prior year. This decrease was driven by higher marine operating expense and higher other expense, partially offset by higher affiliate earnings.

Revenues

Lease revenue was $0.3 million lower in the third quarter of 2014, primarily due to sale of barges and other equipment in the prior year. Marine operating revenue was $0.2 million higher than prior year, primarily due to higher revenue from our domestic pooled barge fleet partially offset by lower revenue from the Norgas vessels.

Expenses

Marine operating expense was $1.6 million higher than prior year, primarily due to expenses on our domestic pooled barge fleet.

Other Income (Expense)

Net gain on asset dispositions in the third quarter of 2014 was $0.6 million lower than prior year, primarily due to lower asset remarketing gains recognized in the current year. Net interest expense was $0.5 million higher than prior year due to lower rates offset by a higher debt balance. Other expense was $1.4 million higher than prior year largely due to costs associated with the wind-up of a pooling arrangement on the Nordic vessels.

Share of affiliates' earnings in the third quarter of 2014 were $2.3 million higher than the prior year, primarily due to higher income at the RRPF affiliates.

OTHER
Other is comprised of selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Selling, general and administrative expense	$45.8	$42.0	$133.4	$129.8
Unallocated interest expense, net	0.8	0.4	4.3	2.7
Other expense (income) (including eliminations)	(0.2)	(0.5)	1.7	(0.6)

SG&A, Unallocated Interest and Other

SG&A was higher for each of the first nine months and third quarter of 2014 compared to the prior year periods and was primarily due to an accrual for costs associated with the planned closure of our San Francisco office to be completed by the end of the year or in early 2015. As a result of this closure, approximately 35 employees will be impacted through workforce reductions or relocation. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities. Other expense (income) (including eliminations) was $2.3 million and $0.3 million lower for the first nine months and the third quarter of 2014, compared to the prior year periods. Both decreases were due to the write-off of deferred costs related to the prepayment of debt, and impact of foreign exchange on a foreign pension plan.

Consolidated Income Taxes

Our effective tax rate was 33% for the nine months ended September 30, 2014, compared to 45% for the nine months ended September 30, 2013. The prior year effective tax rate reflected US and state income taxes of $23.2 million incurred upon the sale of our investment in AAE. Additionally, foreign tax credit carry forwards of $3.9 million were utilized as a result of this gain and recognized as a reduction of income tax expense. Excluding the effects of the AAE gain and tax benefits, GATX's effective tax rate for the first nine months of 2013 was 27%. The remaining difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2014, we had unrestricted cash balances of $59.4 million.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2014	2013
Principal sources of cash
Net cash provided by operating activities	$285.3	$253.0
Portfolio proceeds	181.8	286.6
Other asset sales	22.7	24.4
Proceeds from issuance of debt, commercial paper, and credit facilities	1,013.0	801.8
	$1,502.8	$1,365.8
Principal uses of cash
Portfolio investments and capital additions	$(826.6)	$(666.8)
Repayments of debt, commercial paper, and credit facilities	(682.9)	(632.9)
Purchases of leased-in assets	(150.5)	(58.5)
Payments on capital lease obligations	(2.6)	(2.3)
Cash dividends	(47.1)	(46.0)
Stock repurchases	(124.6)	(50.0)
	$(1,834.3)	$(1,456.5)

Net cash provided by operating activities of $285.3 million increased $32.3 million compared to 2013. The increase was driven by higher lease revenue which was partially offset by higher maintenance expense and the timing of other changes in working capital.
Portfolio proceeds for the first nine months of 2014 of $181.8 million decreased by $104.8 million from the prior year, primarily due to proceeds from the sale of AAE in 2013 and lower equipment sales in 2014.
Proceeds from the issuance of debt for the first nine months of 2014 were $1,013.0 million (net of hedges and debt issuance costs). In North America, $950.0 million of unsecured debt was issued, which included $300.0 million of 3-year notes, $250.0 million of 5-year notes, $100.0 million of 10-year notes, and $300.0 million of 30-year notes. Additionally, $50.0 million of commercial paper was outstanding as of September 30, 2014. In Europe, $34.3 million of unsecured debt was issued year to date. Debt repayments of $682.9 million for the first nine months of 2014 were $50.0 million higher than prior year. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of September 30, 2014, 1.9 million shares had been repurchased for $124.6 million and $125.4 million remains available under the repurchase authorization.
Subsequent to September 30, 2014, we issued $250 million of 2.6% senior notes due in 2020. We intend to use the net proceeds for several purposes, including the repayment of commercial paper, the repayment of other outstanding debt principal or term loan balances and for general corporate purposes, including working capital and capital expenditures.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the nine months ended September 30, 2014:

	North America (1)	Europe (2)
Balance as of September 30 (in millions)	$50.0	$9.2
Weighted average interest rate	0.3%	1.2%
Euro/Dollar exchange rate	n/a	1.26

Average monthly amount outstanding year to date (in millions)	$44.8	$25.7
Weighted average interest rate	0.3%	1.1%
Average Euro/Dollar exchange rate	n/a	1.36

Average monthly amount outstanding during 3rd quarter (in millions)	$93.5	$17.2
Weighted average interest rate	0.3%	1.0%
Average Euro/Dollar exchange rate	n/a	1.32

Maximum month-end amount outstanding year to date (in millions)	$129.0	$54.4
Euro/Dollar exchange rate	n/a	1.38
_________
(1) Short-term borrowings in North America consist solely of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of September 30, 2014, available capacity under the $575 million credit facility was $525 million, reflecting $50 million of outstanding commercial paper, which is backed by the facility. On July 8, 2014, we exercised an option to extend the maturity date of our revolving credit facility by one year, to April, 30, 2019.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2014, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of September 30, 2014, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt maturities, lease payments, and portfolio investments at September 30, 2014, (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Recourse debt	$4,089.1	$36.1	$541.7	$640.4	$461.8	$514.4	$1,894.7
Nonrecourse debt	18.1	2.2	9.0	6.9	—	—	—
Commercial paper and credit facilities	59.2	59.2	—	—	—	—	—
Capital lease obligations	6.9	—	3.1	2.7	1.1	—	—
Operating leases — recourse	766.6	7.5	88.2	90.7	95.7	87.1	397.4
Operating leases — nonrecourse	68.9	2.8	11.1	8.1	9.5	9.0	28.4
Portfolio investments (1)	1,052.3	189.6	557.2	303.4	0.7	0.7	0.7
	$6,061.1	$297.4	$1,210.3	$1,052.2	$568.8	$611.2	$2,321.2
_________
(1) Primarily railcar purchase commitments; amount shown for 2015 includes $119.3 million for the purchase of 4,124 railcars we currently lease.

Subsequent to September 30, 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC (“Trinity”), a subsidiary of Trinity Industries, Inc., to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under terms of the agreement, we will purchase up to a total of 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the Agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the Agreement will automatically terminate 30 days thereafter unless the non-terminating party agrees to a specified revised margin as set forth in the Agreement.

CRITICAL ACCOUNTING POLICIES

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets are a net decrease in depreciation expense of approximately $5.5 million and an increase in net income of $3.5 million, or $0.08 per diluted share in the third quarter of 2014; and a net decrease in depreciation expense of approximately $16.5 million and an increase in net income of $10.5 million, or $0.23 per diluted share in the first nine months of 2014. The full year impact for 2014 for affected assets is expected to be a decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or approximately $0.30 per diluted share.

Otherwise, there have been no changes to our critical accounting policies during the nine months ended September 30, 2014. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a summary of our policies.

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

The following table shows total on- and off-balance-sheet assets (in millions):

	September 30 2013	December 31 2013	March 31 2014	June 30 2014	September 30 2014
Consolidated on-balance-sheet assets	$6,339.1	$6,549.6	$7,119.0	$6,921.1	$6,816.3
Off-balance-sheet assets:
Rail North America	749.9	887.9	680.8	683.2	602.9
ASC	17.6	16.5	15.3	14.1	12.9
Total On- and Off-Balance Sheet Assets	$7,106.6	$7,454.0	$7,815.1	$7,618.4	$7,432.1
Shareholders’ Equity	$1,312.1	$1,397.0	$1,423.2	$1,374.4	$1,331.2

We exclude the effects of tax adjustments and other items when we present return on equity, net income, and diluted earnings per share. We exclude these items to provide a more meaningful comparison of financial performance between years and to provide transparency in our operating results.

The following tables show our net income and diluted earnings per share excluding other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$51.3	$53.8	$146.5	$116.0
Adjustments to attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	23.2	—	23.2
Foreign tax credit carryforward (2)	—	(3.9)	—	(3.9)
Adjustments attributable to affiliates' earnings:
Pre-tax gain on sale of AAE (1)	—	(9.3)	—	(9.3)
Gains on interest rate swaps at AAE, net of taxes (3)	—	(5.2)	—	(6.9)
Income tax rate changes (4)	—	(7.6)	—	(7.6)
Net income excluding tax adjustments and other items	$51.3	$51.0	$146.5	$111.5

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Diluted earnings per share	$1.14	$1.15	$3.18	$2.45
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	0.50	—	0.49
Foreign tax credit carryforward (2)	—	(0.08)	—	(0.08)
Adjustments attributable to affiliates' earnings:
Pre-tax gain on sale of AAE (1)	—	(0.20)	—	(0.20)
Gains on interest rate swaps at AAE, net of taxes (3)	—	(0.11)	—	(0.14)
Income tax rate changes (4)	—	(0.17)	—	(0.16)
Diluted earnings per share excluding tax adjustments and other items	$1.14	$1.09	$3.18	$2.36
________
(1) Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Represents unrealized gains on AAE interest rate swaps.
(4) Deferred tax adjustments due to an enacted statutory rate decrease in the United Kingdom.

The following table shows our net income excluding tax adjustments and other items for trailing twelve months ended September 30 (in millions):

	2014	2013
Net income	$199.8	$145.7
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	23.2
Foreign tax credit carryforward (2)	—	(8.5)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	—	(9.3)
Gains on interest rate swaps at AAE, net of taxes (3)	—	(5.1)
Income tax rate changes (4)	—	(7.6)
Net income excluding tax adjustments and other items	$199.8	$138.4
________
(1) Aggregate after-tax impact of the AAE sale, including $3.9 million of the foreign credit carryforward, was a net loss of $10.0 million.
(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Represents unrealized gains/losses on AAE interest rate swaps.
(4) Deferred tax adjustments due to enacted statutory rate decrease in the United Kingdom.

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 23, 2014, our board of directors authorized a $250 million share repurchase program. The following is a summary of stock repurchases for the quarter ended September 30, 2014. As of September 30, 2014, $125.4 million was available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 - July 31, 2014	482,075	$65.72	482,075	$129.9 million
August 1, 2014 - August 31, 2014	71,734	$61.58	71,734	$125.4 million
Total	553,809	$65.18	553,809
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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: November 6, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

10.1
Amendment No. 1 to the Credit Agreement, dated as of July 8, 2014, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated July 11, 2014, file number 1-2328.

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.