Form 10-K
period 2014-12-31
GATX CORP
filed 2015-02-25
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2328
______________________
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.0 billion as of June 30, 2014.

As of January 31, 2015, 44.3 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 13, 2015	PART III

GATX CORPORATION
2014 FORM 10-K

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that reflect our current views with respect to, among other things, future events, financial performance and market conditions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Specific risks and uncertainties include, but are not limited to, (1) changes in regulatory requirements for tank cars carrying crude, ethanol, and other flammable liquids, (2) competitive factors in our primary markets, (3) weak economic conditions, financial market volatility, and other factors that may decrease demand for our assets and services, (4) inability to maintain our assets on lease at satisfactory rates, (5) changes to, or failure to comply with, laws, rules, and regulations applicable to our assets and operations, (6) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives, (7) financial and operational risks associated with long-term railcar purchase commitments, (8) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (9) events having an adverse impact on assets, customers, or regions where we have a large investment, (10) decreased demand for certain railcars used in the petroleum industry due to sustained low crude oil prices, (11) risks related to international operations and expansion into new geographic markets, (12) inadequate allowances to cover credit losses in our portfolio, (13) asset impairment charges we may be required to recognize, (14) environmental remediation costs or a negative outcome in pending or threatened litigation, (15) inability to obtain cost-effective insurance, (16) fluctuations in foreign exchange rates, (17) operational and financial risks related to our affiliate investments, (18) reduced opportunities to generate asset remarketing income, (19) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we,""us,""our," and similar terms), a New York corporation founded in 1898, is the largest independent global railcar lessor, owning fleets in North America, Europe and Asia. In addition, we operate the largest fleet of US-flagged vessels on the Great Lakes and also own and manage domestic and foreign marine assets and other long-lived, widely-used assets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

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

At December 31, 2014, we had total assets of $7.6 billion, comprised largely of railcars, marine vessels and joint venture investments. This amount includes $0.6 billion of off-balance-sheet assets, primarily railcars, that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees and the communities where we operate. To achieve this goal, our focus is to maintain a diverse railcar fleet and deliver premium customer service with the highest levels of safety and operational efficiency. Our wholly owned fleet of approximately 149,000 railcars is the largest independent railcar lease fleet in the world. With more than a century of rail industry experience, we offer customers leasing, maintenance, asset, financial, and management expertise. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and freight cars in India. We also have an ownership interest in approximately 2,800 railcars through investments in affiliated companies, and we actively manage approximately 2,200 railcars for other third party owners. We utilize our extensive rail asset knowledge and experience to remarket both wholly owned and managed rail assets. The following table sets forth our worldwide rail fleet data as of December 31, 2014:

	Tank Railcars	Freight Railcars (1)	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
North America	59,183	67,181	126,364	2,764	2,143	131,271	603
International	22,174	644	22,818	—	7	22,825	—
	81,357	67,825	149,182	2,764	2,150	154,096	603
__________________
(1) Includes approximately 19,000 boxcars in Rail North America.

Our rail customers primarily operate in the petroleum, chemical, food/agriculture and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship approximately 600 different commodities. The following table provides an overview of our railcar types as well as the industries of our customers and the commodities they ship.

RAIL NORTH AMERICA

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated useful lives of 27 to 42 years and an average age of approximately 19 years. Rail North America has a large and diverse customer base, serving approximately 700 customers. In 2014, no single customer accounted for more than 4% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 20% of Rail North America’s total lease revenue. Rail North America leases new railcars for terms that generally range from five to ten or more years, with renewals of existing leases and assignments generally ranging from three to ten years. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2014. Rail North America’s primary competitors are Union Tank Car Company, CIT Group Inc., General Electric Railcar Services Corporation, First Union Rail, Trinity Leasing, American Railcar Leasing, The Greenbrier Companies, and The Andersons, Inc. Rail North America competes on the basis of customer relationships, lease rate, maintenance expertise, service capability, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Industries, National Steel Car Ltd., The Greenbrier Companies, and American Railcar Industries, Inc. We also acquire railcars in the secondary market. During 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet"). In 2011, we entered into an agreement to acquire 12,500 newly built railcars from Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, over a five-year period. As of December 31, 2014, approximately 4,600 railcars remain to be delivered under the agreement. In 2014, we entered into a new long-term supply agreement with Trinity that will take effect in mid-2016, upon the scheduled expiration of the 2011 supply agreement. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, the majority of the order will be for tank cars. As part of the agreement, in January, 2017, either party may initiate a review of the contract pricing if it no longer reflects market rates. If the parties cannot agree to revised pricing, the agreement could be terminated.

Rail North America also includes a locomotive leasing business, which consisted of 585 older four-axle and 18 six-axle locomotives at December 31, 2014. Locomotive customers are primarily Class I, regional, and short-line railroads and industrial users. Leases are typically net leases with terms that vary from month-to-month to 15 years. As of December 31, 2014, the average remaining lease term of the locomotive fleet was approximately seven years. Rail North America's primary competitors in locomotive leasing are First Union Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include equipment condition, availability, customer service, and pricing.

Rail North America also selectively remarkets rail assets, including assets managed for third parties and an affiliate. Remarketing activities generate fees and gains which contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of service facilities in the United States and Canada that perform repair, maintenance, modification and regulatory compliance work on the railcar fleet. The maintenance network is dedicated to performing timely, efficient and high quality repair services in order to keep railcars in service for customers. Maintenance services include interior cleaning of railcars, general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. Rail North America’s maintenance network consists of:

•	Six major service centers that can complete any repair or modification project.

•	Five field repair centers that primarily focus on routine cleaning, repair and regulatory compliance services.

•	Six customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•	Twenty mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services, avoiding the need to shop a railcar.
The maintenance network is supplemented by a number of preferred third party service centers. In certain cases, we have entered into fixed-capacity contracts with these service centers under which Rail North America has secured access to repair capacity. In 2014, third party service centers accounted for approximately 43% of Rail North America’s service center maintenance costs (excluding the cost of repairs performed by railroads).

In 2014, wholly owned and third party service centers performed an aggregate of approximately 81,000 service events, including multiple independent service events for the same car.

Our maintenance activities are substantially dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. Additionally, our customers periodically require services that are not included in the full-service lease agreement, such as repair of railcar damage and, as noted below, we provide repair services to one of our affiliates. Revenue earned from these types of maintenance activities is recorded in other revenue.

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned joint venture that was formed in 2010 as a railcar leasing partnership with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2014, Adler owned approximately 2,800 railcars in North America consisting primarily of freight cars with an average age of approximately eleven years.

Southern Capital Corporation LLC (“SCC”) was a 50% owned joint venture with the Kansas City Southern Railroad, formed in 1996. During 2014, SCC sold substantially all of its remaining railcars and locomotives.

RAIL INTERNATIONAL

Rail International is comprised of our wholly owned European operations ("GATX Rail Europe" or "GRE") and a recently established railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance and other ancillary services. These railcars have estimated useful lives of 25 to 35 years and an average age of approximately 19 years. GRE has a diverse customer base with approximately 250 customers. In 2014, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 64% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and at December 31, 2014, the average remaining lease term of the European fleet was approximately two years. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, service capacity, and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group, and Nacco, a subsidiary of CIT Group Inc.

GRE acquires new railcars primarily from Astra Rail Industries S.R.L. and Feldbinder Spezialfahrzeugwerke GmBH. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2014, GRE has commitments to acquire approximately 1,000 newly manufactured railcars to be delivered in 2015, of which 300 may be canceled at GRE's discretion.

Rail India began operations in 2012 and was the first leasing company registered under the Indian Railways Wagon Leasing Scheme. In 2014, Rail India focused on pursuing investment opportunities in new and existing flat wagons, and developing relationships with customers, suppliers and the Indian Railways. In 2015, Rail India expects to continue to pursue investment opportunities and grow its fleet of wagons.

Maintenance

GRE operates service centers in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third party repair facilities, which in 2014 accounted for approximately 39% of GRE's fleet repair costs.

In India, all railcar maintenance is performed by the Indian Railways or a third party service provider retained by the Indian Railways.

Similar to our Rail North America segment, customers periodically require repair services that are not included in the full-service lease agreement. For GRE, these services are generally related to the repair of damages by customers and railways. Revenue earned from these maintenance activities is recorded in other revenue.

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

ASC

ASC operates the largest fleet of US-flagged vessels on the Great Lakes and strives to attain the highest levels of delivery efficiency, safety and environmental responsibility. ASC provides waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates and metallurgical limestone, which serve end markets that include steel makers, domestic automobile manufacturing, electricity generation and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability and operating safety, is the key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2014, ASC’s fleet consisted of 17 vessels with a net book value of $231.0 million and $11.7 million of off-balance-sheet assets. Fourteen of the vessels are diesel powered, have an average age of 37 years, and estimated useful lives of 65 years. Two steam powered vessels were built in the 1940s and 1950s and have estimated remaining useful lives of five years. The other vessel in ASC's fleet is a diesel-powered articulated tug-barge, which is leased by ASC under an operating lease that expires in 2017. Sixteen of ASC’s vessels are generally available for both service contract and spot business; the remaining vessel has dedicated service pursuant to a time charter agreement that is scheduled to expire following the 2015 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2014, ASC served 29 customers with the top five customers comprising 79% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2014:

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

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume and may also be supplemented with additional spot volume opportunities. In 2014, ASC operated 15 vessels and carried 30.5 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Grand River Navigation, Central Marine Logistics, and VanEnkevort Tug and Barge. ASC principally competes on the basis of service capabilities, customer relationships and price.

The United States shipping industry is subject to the Jones Act, which requires all commercial vessels transporting goods between US ports to be built, owned, operated and manned by US citizens and registered under the US flag.

PORTFOLIO MANAGEMENT

Portfolio Management generates leasing, marine operating, asset remarketing and management fee income through a collection of diversified wholly owned assets and joint venture investments.

Asset Portfolio

Other
4%
Aircraft Engine
Leasing Affiliates
36%
Marine Equipment
60%

Aggregate Net Book Value of $813.3 million

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Owned Assets	Affiliate Investments	Managed Assets
2014	$474.6	$338.7	$64.1
2013	536.0	320.9	125.3
2012	419.5	377.9	143.2

Owned and Managed Assets

Portfolio Management's wholly owned portfolio consists of assets subject to operating and finance leases, marine assets operating in pooling arrangements and secured loans. Leased assets primarily include inland marine equipment. Pooled marine assets include multi-gas vessels, chemical parcel tankers and inland barges. Owned assets have estimated useful lives of 5 to 30 years and are either placed with customers pursuant to operating or finance leases, which have scheduled expirations ranging from 2015 to 2027, or in the case of certain marine assets, are operated by a service provider under contractual pooling agreements. Portfolio Management remarkets these assets, generating portfolio proceeds and gains on asset dispositions.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and remarketing of these assets.

Affiliates

Portfolio Management's investments in affiliated companies primarily include aircraft engine leasing and shipping operations. Portfolio Management's joint venture partners are typically well-established companies with extensive experience in their respective markets.

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fourteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2014, the RRPF affiliates, in aggregate, owned 433 engines, of which 217 were on lease to Rolls-Royce. These aircraft engines are generally depreciated over a useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimate. As of December 31, 2014, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Cardinal Marine Investments LLC (“Cardinal Marine”) is a 50% owned marine joint venture with IMC Holdings, a subsidiary of IMC. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns five chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC's other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and US Gulf/Far East trades.

Intermodal Investment Funds V and VII were each 50% owned joint ventures with DVB Bank SE. The affiliates were formed to finance shipping containers, which were on direct finance leases to third parties. In 2014, we sold our investments in these joint ventures.

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

Enerven Compression, LLC (“Enerven”) was a 45.6% owned joint venture with ING Investment Management and Enerven management. Enerven provided natural gas compression equipment leasing through its subsidiary, Enerven Compression Services (“ECS”) and third party maintenance and repair services through its subsidiary, Worldwide Energy Solutions Company (“WESCO”). In 2012, Enerven sold substantially all of its assets, and in 2013 and 2014 remaining contingencies related to the sales were resolved, and the joint venture is in the process of being liquidated.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2014, we employed 2,213 persons, of whom approximately 40% were union workers covered by collective bargaining agreements.

See "Note 14. Concentrations" in Part II, Item 8 of this Form 10-K for additional information on our employees and concentration of labor force.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the US and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2014, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 23. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	55
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	51
James F. Earl	Executive Vice President and President, Rail International	2012	58
Thomas A. Ellman	Executive Vice President and President, Rail North America	2013	46
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	60
Michael T. Brooks	Senior Vice President, Operations and Technology	2013	45
James M. Conniff	Senior Vice President, Human Resources	2014	57
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	60
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	55
Eric D. Harkness	Vice President, Treasurer and Chief Risk Officer	2012	42
Paul F. Titterton	Vice President and Chief Commercial Officer	2013	39
Jeffery R. Young	Vice President and Chief Tax Officer	2015	52

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

•
Mr. Conniff was appointed Senior Vice President, Human Resources in December 2014. Previously, Mr. Conniff served as Vice President, Human Resources since 2014 and Senior Director, Benefits and Employee Services since 2008. Mr. Conniff joined GATX in 1981 and has held a variety of positions in finance and human resources.

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

•
Mr. Harkness has served as Vice President, Treasurer and Chief Risk Officer since October 2012. Previously, Mr. Harkness served as Vice President, Chief Risk Officer from September 2010 to October 2012 and Senior Investment Risk Officer from 2007 to September 2010. Prior to joining GATX, Mr. Harkness served in a variety of positions of increasing responsibility in the financial services industry.

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

•
Mr. Young was elected Vice President and Chief Tax Officer in January 2015. Previously, Mr. Young served as Vice President of Tax from 2007 to January 2015 and as Director of Tax from 2003 to 2007. Prior to joining GATX, Mr. Young spent twenty years in a variety of tax related positions in public accounting and the financial services industry.

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

Item 1A.  Risk Factors

Investors should consider the risk factors described below as well as other information contained in this filing or our other filings with the US Securities and Exchange Commission before investing in our securities. If any of the events described in the risk factors below occur, our business, financial condition and results of operations could be adversely affected.

Regulatory authorities in the US and Canada have proposed new rules that would apply to tank cars carrying crude oil, ethanol, and other flammable liquids and any new regulations could negatively impact our tank car fleet in flammable liquids service.

Derailments involving trains carrying crude oil and ethanol have led to increased regulatory scrutiny of railroad operations, shippers’ classification of products, and the tank cars carrying these commodities. Regulatory authorities in the US and Canada have proposed new rules that would require modifications to certain existing tank cars used to transport various flammable liquids, including crude oil and ethanol. While we cannot predict the content of the final rules, the US Department of Transportation is projecting that final rules will be issued in the second quarter of 2015. We are currently assessing the changes to tank car design standards proposed by the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation ("PHMSA") and Transport Canada ("TC") and evaluating their potential impact on our tank car fleet in flammable liquids service. We have a fleet of more than 126,000 railcars in North America, including approximately 13,600 tank cars currently used to transport flammable liquids, of which approximately 4,900 are moving crude oil and ethanol. The impact of the new rules will vary depending on the age and particular characteristics of each tank car and the commodities that are transported by the tank car. For example, the new regulations may require that tank cars be refurbished or substantially modified if they are to remain engaged in crude, ethanol and other flammable liquid service, and certain cars may need to be retired prior to the end of their previously estimated useful lives. In addition, it is possible that new regulatory requirements for shipping crude, ethanol and other flammable liquids in tank cars may result in our customers’ shifting some the volume of these commodities that currently travel by rail to other modes of transportation, resulting in decreased demand for these tank cars. The additional costs to refurbish or modify certain tank cars and the cost of retiring other tank cars early could have an adverse impact on our business and results of operations.

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

Our rail and marine operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the United States, our railcar and locomotive fleet and operations are subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the US Department of Transportation, the Federal Railroad Administration, PHMSA, TC, and the Association of American Railroads. State agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar and locomotive fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Similarly, our marine assets and operations are subject to rules and regulations relating to safety, US citizen ownership requirements, emissions, ballast discharges, and other environmental and operational matters enforced by various federal and state agencies, including the Maritime Administration of the US Department of Transportation, the US Coast Guard, and the US Environmental Protection Agency. If we fail to comply with these rules and regulations, we could be prohibited from operating or leasing marine assets in the US market, and under certain circumstances, could incur severe fines and penalties, including potential limitations on operations or forfeitures of assets.

In addition, our foreign operations are subject to the jurisdiction of authorities in countries where we do business. If we fail to comply with these laws, rules, and regulations, or if they change in the future, the use of our assets could be restricted, or the economic value of our assets may be reduced. These restrictions or reductions could lead to loss of revenue or cause us to incur significant expenses to comply with laws, rules, and regulations, thereby increasing operating expenses. Certain changes to or actions by authorities under existing laws, rules, and regulations, or actions, could result in the obsolescence of various assets or impose compliance costs that are significant enough to render those assets economically obsolete.

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

Our access to newly built railcars may be limited, and long-term railcar purchase commitments could subject us to material operational and financial risks.

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. Our ability to acquire newly built railcars could be limited if we are unable to acquire railcars from manufacturers on competitive terms.

In order to obtain committed access to a supply of newly built railcars on competitive terms, we sometimes enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. In many cases, we cannot cancel or materially reduce our orders under these purchase commitments. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability.

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

A significant and sustained decrease in the price of crude oil and related products could reduce customer demand for our railcars.

Demand for railcars that are used to transport crude oil and related products, including frac sand, ethanol and other petrochemical products, is dependent on the demand for these commodities. While only about 1.7% of our worldwide fleet is engaged in direct crude-by-rail service, approximately 18% of our North American fleet is leased to petroleum-related customers, making them an important source of our worldwide revenue. Sustained low oil prices could cause oil producers to curtail the drilling of new wells or cease production at certain existing wells that are uneconomical to operate at current crude price levels. Reduced oil drilling activity could result in decreased demand for our railcars used to transport the commodities used in drilling operations, such as frac sand, and the commodities produced by such operations, including crude oil and other products associated with the petroleum industry such as ethanol, gasoline, diesel fuel, petrochemicals and liquefied petroleum gas..

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
•Noncompliance with a variety of foreign laws and regulations
•Failure to properly implement changes in tax laws and the interpretation of those laws
•Fluctuations in currency values
•Sudden changes in foreign currency exchange controls
•Discriminatory or conflicting fiscal policies
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions

•	Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

•	Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business

•
Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States

Our allowance for losses may be inadequate.

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

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. We routinely assess environmental liabilities, including our potential obligations and commitments for remediation of contaminated sites and the possible amount of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on our properties, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

We have been and may continue to be involved in various types of litigation.

The nature of our businesses and our assets potentially expose us to significant personal injury and property damage claims and litigation, environmental claims, or other types of litigation. Customers may use certain types of our railcars to transport crude oil and other hazardous materials, and an accident involving a railcar carrying such materials could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injuries or the loss of life. Our failure to maintain railcars in compliance with governmental regulations and industry rules could also expose us to personal injury, property damage, and environmental claims. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, and cash flows.

We may not be able to obtain cost-effective insurance.

We manage our exposure to risk, in part, by insuring our assets. There is no guarantee that cost-effective insurance will consistently be available. If insurance coverage becomes prohibitively expensive, we could be forced to reduce our coverage amount and increase the amount of self-insured risk we retain, thereby increasing our exposure to uninsured adverse judgments and other losses and liabilities that could have a material effect on our financial position, results of operations and cash flows.

The fair market value of our long-lived assets may differ from the value of those assets reflected in our financial statements.

Our assets primarily consist of long-lived assets such as railcars, marine vessels, and other equipment. The carrying value of these assets in our financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

Fluctuations in foreign exchange rates and interest rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the US dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of foreign subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact our results of operations. We also face risks associated with fluctuations in interest rates. We may seek to limit foreign exchange rate and interest rate risk with currency or interest rate derivatives, which may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect our financial performance.

We are subject to the inherent risks of our affiliate investments.

We are indirectly exposed to risks through our ownership interests in affiliates, as our affiliates may experience many of the same risks discussed in this "Risk Factors" section. Third parties manage and operate many of our affiliates, and we sometimes retain third parties to manage assets we own directly, such as our ocean-going vessels. Some of those third parties may be smaller than we are and have fewer financial resources. Poor business or financial results of these affiliates, or the third parties who manage, operate, or invest along with us in these affiliates, could negatively impact our financial results. Additionally, when a third party manages and operates an affiliate or asset, we may not have control over operational matters related to the affiliate or asset, which could result in actions that have an adverse economic impact on the affiliate, the asset, or GATX or could expose GATX to potential liability.

We have significant financial exposure related to the performance of our aircraft engine leasing affiliate investments.

GATX and Rolls-Royce plc (“Rolls Royce”) each own 50% of fourteen domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. The RRPF affiliates contribute significantly to our profit. If the financial or operating performance of the RRPF affiliates deteriorated, our results of operations and cash flows could be negatively affected.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital. These factors may enable our competitors to offer leases to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization and investment volume.

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

The timing and duration of the effects of inflation are unpredictable and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail, marine, and other equipment has historically benefited our financial results. However, these benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, utilities, maintenance and repair services, and materials, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. Conversely, a period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

High energy prices could reduce the demand for our products and services.

The price of natural gas is a significant cost driver for many of our customers, either directly in the form of raw material costs in industries such as the chemical and steel industries, or indirectly in the form of increased transportation costs. Sustained high energy prices could negatively impact these industries resulting in a reduction in customer demand for our assets and related services.

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

We are subject to taxes in the United States and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the United States and foreign countries with differing statutory tax rates. Our effective tax rate could also be adversely affected by changes in tax laws, material audit assessments, or legislative changes that impact statutory tax rates, which could include an impact on previously-recorded deferred tax assets and liabilities.

We could be adversely affected by United States and global political conditions, including acts or threats of terrorism or war.

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

•	A decrease in demand for rail and marine services

•	Lower utilization of rail and marine equipment

•	Lower rail lease and marine charter rates

•	Impairments of rail and marine assets or capital market disruption, which may raise our financing costs or limit our access to capital

•	Liability or losses resulting from acts of terrorism involving our assets

•	A downturn in the commercial aviation industry, which could lead to adverse financial results for our RRPF affiliates.

Depending upon the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations, and cash flows could be material.

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our IT infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

We rely on our IT infrastructure to process, transmit, and store electronic information that is critical to all aspects of our business operations, including employee and customer information. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. Although we have taken steps to mitigate these risks, we may not be able to prevent breaches of our IT infrastructure, some of which is managed by third parties. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information. These disruptions could adversely affect our operations, financial position, and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information regarding the general character of our properties is included in Item 1, “Business” of this Form 10-K.

As of December 31, 2014, our locations of operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Service Centers	Mobile Units
Alpharetta, Georgia	Colton, California	Camp Minden, Louisiana
Bozeman, Montana	Hearne, Texas	Columbia, New Jersey
Chicago, Illinois	Waycross, Georgia	Copperhill, Tennessee
Doylestown, Pennsylvania	Montreal, Quebec	Donaldsonville, Louisiana
Hackensack, New Jersey	Moose Jaw, Saskatchewan	Galena Park, Texas
Holicong, Pennsylvania	Red Deer, Alberta	Macon, Georgia
Houston, Texas		East Chicago, Indiana
Monroeville, Pennsylvania	Field Repair Centers	Lake Charles, Louisiana
Morrill, Nebraska	East Chicago, Indiana	Mobile, Alabama
Paducah, Kentucky	Kansas City, Kansas	Kansas City, Kansas
San Francisco, California	Plantersville, Texas	Olympia, Washington
Savage, Minnesota	Terre Haute, Indiana	Sioux City, Iowa
Calgary, Alberta	Sarnia, Ontario	Lakeland, Florida
Mexico City, Mexico		Clarkson, Ontario
Mississauga, Ontario	Customer Site Locations	Edmonton, Alberta
Montreal, Quebec	Aurora, North Carolina	Moose Jaw, Saskatchewan
	Catoosa, Oklahoma	Montreal, Quebec
	Donaldsonville, Louisiana	Quebec City, Quebec
	Freeport, Texas	Red Deer, Alberta
	Geismar, Louisiana	Sarnia, Ontario
Yazoo City, Mississippi

Rail International

Business Offices	Major Service Centers	Customer Site Locations
Düsseldorf, Germany	Hannover, Germany	Płock, Poland
Hamburg, Germany	Ostróda, Poland
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

American Steamship Company

Duluth, Minnesota
Toledo, Ohio
Williamsville, New York

Portfolio Management

Chicago, Illinois
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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. We had approximately 1,999 common shareholders of record as of January 31, 2015. The following table shows the reported high and low sales price of our common shares and the dividends declared per share:

					2014	2013
	2014	2014	2013	2013	Dividends Declared	Dividends Declared
Common Stock	High	Low	High	Low
First quarter	$69.87	$50.80	$52.11	$43.54	$0.33	$0.31
Second quarter	69.00	62.48	54.19	45.40	0.33	0.31
Third quarter	68.45	58.21	49.20	43.88	0.33	0.31
Fourth quarter	65.87	52.51	53.45	45.27	0.33	0.31

Issuer Purchases of Equity Securities

Our board of directors authorized a $250 million stock repurchase program on January 23, 2014, and as of December 31, 2014, $125.4 million was available under the repurchase authorization. In 2014, we repurchased 1.9 million shares for $124.6 million.
Equity Compensation Plan Information as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,031,127 (1)	$39.65 (2)	2,446,949
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,031,127		2,446,949
__________

(1)	Consists of 1,489,577 stock appreciation rights, 216,378 performance shares, 177,210 restricted stock units and 147,962 phantom stock units.

(2)	The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 12. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2014, with the cumulative total return of the S&P 500, the S&P MidCap 400, and the Russell 3000. We are not aware of any peer companies whose businesses are directly comparable to ours, and therefore, the graph displays the returns of the S&P 500, the S&P MidCap 400 and the Russell 3000 since those indices are comprised of companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2009, and that all dividends were reinvested.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
GATX	$100.00	$127.50	$162.93	$166.27	$205.43	$231.47
S&P 500	100.00	115.08	117.47	136.24	180.33	204.96
S&P MidCap 400	100.00	126.64	124.43	146.58	195.60	214.62
Russell 3000	100.00	116.93	118.11	137.48	183.61	206.62

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

	2014	2013	2012	2011	2010
Results of Operations
Revenue	$1,451.0	$1,321.0	$1,243.2	$1,191.4	$1,114.0
Gain on asset dispositions	87.2	85.6	79.5	65.8	41.1
Share of affiliates’ earnings (pretax)	67.8	92.3	21.6	40.6	38.1
Net income	205.0	169.3	137.3	110.8	80.8
Net income, excluding tax adjustments and other items (1)	205.0	164.8	133.8	95.0	74.6
Per Share Data
Basic earnings	4.55	3.64	2.93	2.39	1.75
Diluted earnings	4.48	3.59	2.88	2.35	1.72
Diluted earnings, excluding tax adjustments and other items (1)	4.48	3.50	2.81	2.01	1.59
Dividends declared	1.32	1.24	1.20	1.16	1.12
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$5,688.0	$5,070.3	$4,654.4	$4,359.3	$4,133.8
Investments in affiliated companies	357.7	354.3	502.0	513.8	486.1
Total assets	6,937.5	6,549.6	6,055.4	5,857.5	5,442.4
Off-balance-sheet assets (1)	617.8	904.4	884.5	887.1	971.5
Short-term borrowings	72.1	23.6	273.6	28.6	115.6
Long-term debt and capital lease obligations	4,202.1	3,847.4	3,294.3	3,518.5	3,060.9
Shareholders’ equity	1,314.0	1,397.0	1,244.2	1,127.3	1,113.7
Other Data
Average number of common shares and common share equivalents	45.8	47.1	47.6	47.2	47.0
Net cash provided by operating activities	$449.2	$400.7	$370.2	$306.8	$243.7
Portfolio proceeds	$264.0	$385.3	$288.9	$154.1	$84.3
Portfolio investments and capital additions	$1,030.5	$859.6	$770.0	$614.6	$585.1
Recourse leverage	3.5	3.0	3.2	3.4	3.3
ROE	15.1%	12.8%	11.6%	9.9%	7.3%
ROE, excluding tax adjustments and other items (1)	15.1%	12.5%	11.3%	8.5%	6.7%
__________
(1) See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items.

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

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data and percentages):

	2014	2013	2012
Segment Revenues
Rail North America	$927.5	$817.1	$765.3
Rail International	198.9	189.0	167.7
ASC	227.2	227.7	243.4
Portfolio Management	97.4	87.2	66.8
	$1,451.0	$1,321.0	$1,243.2
Segment Profit
Rail North America	$321.0	$231.6	$209.3
Rail International	78.7	97.4	32.7
ASC	27.3	28.9	37.5
Portfolio Management	68.2	74.4	50.2
	495.2	432.3	329.7
Less:
Selling, general and administrative expense	189.2	178.3	160.2
Unallocated interest expense, net	5.4	3.8	5.4
Other, including eliminations	1.6	(1.1)	(1.3)
Income taxes ($18.3, $16.5 and $2.0 related to affiliates' earnings)	94.0	82.0	28.1
Net Income	$205.0	$169.3	$137.3

Net income, excluding tax adjustments and other items	$205.0	$164.8	$133.8
Diluted earnings per share	4.48	3.59	2.88
Diluted earnings per share, excluding tax adjustments and other items	4.48	3.50	2.81

Return on equity	15.1%	12.8%	11.6%
Return on equity, excluding tax adjustments and other items	15.1%	12.5%	11.3%

Investment Volume	$1,030.5	$859.6	$770.0

2014 Summary

Net income was $205.0 million, or $4.48 per diluted share, for 2014 compared to $169.3 million, or $3.59 per diluted share, for 2013, and $137.3 million, or $2.88 per diluted share, for 2012. Results in 2013 and 2012 included benefits from tax adjustments and other items of $4.5 million and $3.5 million (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $40.2 million, or 24.4%, in 2014 compared to 2013 and $31.0 million, or 23.2%, in 2013 compared to 2012.

•	At Rail North America, higher lease rates and more cars on lease, including additional boxcars acquired in 2014, drove an increase in segment profit in 2014.

•
At Rail International, segment profit in 2014 declined due to the absence of income from GATX's interest in a joint venture that was sold during the third quarter of 2013. In addition, higher maintenance expense and higher depreciation expense were partially offset by higher lease revenue.

•	At ASC, segment profit was slightly lower in 2014 due to weather delays early in the year and increased maintenance expense.

•
At Portfolio Management, lower asset remarketing income and lower aggregate operating income from ocean-going marine operations resulted in a decrease in segment profit in 2014. However, continued strong operating results at the Rolls-Royce Partners Finance ("RRPF") affiliates helped offset this decrease.

Total investment volume was $1,030.5 million in 2014, compared to $859.6 million in 2013 and $770.0 million in 2012.
2015 Outlook
Overall, we are optimistic about the year ahead. We will continue to benefit from the diversity of our fleet, the rate and term structure of Rail North America's lease portfolio, the strength of our committed cash flows, and the attractive investments made in recent years.

•
We expect Rail North America's segment profit to increase, primarily driven by the cumulative effect of the renewal of expiring leases at higher lease rates across many car types and the full-year impact from the boxcar fleet acquired in March 2014, which should more than offset increased maintenance expense. Uncertainty in the energy-related markets may affect pricing and utilization for the portion of our fleet subject to leases expiring in 2015. In addition, regulations for tank cars in flammable liquid service should be finalized in the coming months in both the United States and Canada, which will likely impact our business. However, we cannot predict the potential costs or timing of pending regulatory changes at this time.

•	We expect modest improvement in Rail International's segment profit in 2015, as we continue to invest in new railcars in 2015.

•	We expect an increase in ASC’s segment profit, resulting from anticipated stable customer demand and a more normal start to the shipping season in 2015.

•	We believe Portfolio Management's segment profit in 2015 will be comparable to 2014 as we expect the RRPF affiliates and the inland marine assets to have another solid year.

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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet"). At December 31, 2014, Rail North America's wholly owned fleet consisted of approximately 126,000 cars, including approximately19,000 boxcars. Fleet utilization, excluding boxcars, was 99.2% at the end of 2014, compared to 98.5% at the end of 2013, and 97.9% at the end of 2012. Fleet utilization for boxcars was 92.7% at the end of 2014 compared to 78.8% upon acquisition of the Boxcar Fleet.

During 2014, North American tank car demand remained near record levels and freight car demand improved materially throughout the year, leading to attractive lease rates and lease terms. During the year, the renewal rate change of the Lease Price Index (the "LPI", see definition below) increased 38.8%, compared to an increase of 34.5% in 2013, and 25.6% in 2012. In addition to general market strength, the LPI was favorably impacted by coal car renewals at materially improved rates. Lease terms on renewals for cars in the LPI averaged 66 months in 2014, compared to 62 months in 2013, and 60 months in 2012. During 2014, an average of approximately 105,800 railcars, excluding boxcars, were on lease, compared to 106,200 in 2013, and 105,500 in 2012.

In 2011, we entered into a purchase agreement with Trinity Rail Group, LLC ("Trinity") for 12,500 railcars through mid-2016, which was the largest such commitment in our history. Under this agreement, we have taken delivery of approximately 7,900 railcars as of December 31, 2014, and expect to take delivery of 2,200 railcars in 2015. In 2014, we entered into a new long-term supply agreement with Trinity to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under the terms of this agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020.

In 2015, we expect an increase in segment profit as a result of higher lease revenue, partially offset by increased maintenance expense and higher depreciation. Leases for approximately 17,000 railcars in our term lease fleet and approximately 6,000 boxcars will expire in 2015. To the extent available, we plan to pursue additional investment opportunities, but the timing and size of such opportunities will largely be dictated by factors beyond our immediate control.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2014	2013	2012
Revenues
Lease revenue	$864.1	$758.9	$713.9
Other revenue	63.4	58.2	51.4
Total Revenues	927.5	817.1	765.3

Expenses
Maintenance expense	265.5	228.2	201.4
Depreciation expense	190.0	176.7	167.7
Operating lease expense	103.7	124.4	126.5
Other operating expense	21.9	18.4	18.5
Total Expenses	581.1	547.7	514.1

Other Income (Expense)
Net gain on asset dispositions	72.3	67.7	58.6
Interest expense, net	(98.4)	(106.0)	(101.9)
Other expense	(7.2)	(9.8)	(5.1)
Share of affiliates' earnings (pretax)	7.9	10.3	6.5
Segment Profit	$321.0	$231.6	$209.3

Investment Volume	$810.6	$502.4	$465.9

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2014	2013	2012
Railcars (excluding boxcars)	$764.5	$716.9	$672.0
Boxcars	64.7	9.8	8.0
Locomotives	34.9	32.2	33.9
	$864.1	$758.9	$713.9

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2014	2013	2012
Beginning balance	107,004	107,826	107,204
Cars added	3,453	4,596	4,566
Cars scrapped	(1,397)	(1,693)	(1,993)
Cars sold	(1,717)	(3,725)	(1,951)
Ending balance	107,343	107,004	107,826
Utilization rate at year end	99.2%	98.5%	97.8%
Active railcars at year end	106,500	105,394	105,504
Average (monthly) active railcars	105,791	106,186	105,465

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2014	2013	2012
Ending balance	19,021	2,109	1,725
Utilization rate at year end	92.7%	100.0%	99.2%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2014	2013	2012
Beginning balance	595	561	572
Locomotives added	7	83	50
Locomotives scrapped or sold	1	(49)	(61)
Ending balance	603	595	561
Utilization rate at year end	99.3%	98.2%	98.6%
Active locomotives at year end	599	584	553
Average (monthly) active locomotives	590	547	549

Segment Profit

In 2014, segment profit was $321.0 million, compared to $231.6 million in 2013. The increase was primarily driven by higher lease rates and more cars on lease, including the Boxcar Fleet, partially offset by higher maintenance expense and depreciation expense. The results in 2014, compared to 2013, were also favorably impacted by a change in depreciation implemented during the year. Effective January 1, 2014, we revised the depreciable lives of our North American railcars based on a review of the current economic lives and usage of various railcar types. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. This change had a positive $21.9 million impact on segment profit for 2014.

In 2013, segment profit was $231.6 million, compared to $209.3 million in 2012, primarily due to higher lease revenue and asset remarketing income, partially offset by increased maintenance expense.

Revenues

In 2014, lease revenue increased $105.2 million, primarily due to the impact of the Boxcar Fleet and higher lease rates. Other revenue increased $5.2 million, primarily due to higher repair revenue in the current year.

In 2013, lease revenue increased $45.0 million, primarily because of higher lease rates and more cars on lease compared to 2012. Other revenue increased $6.8 million, primarily due to higher repair revenue in 2013.

Expenses

In 2014, maintenance expense increased $37.3 million, primarily due to costs associated with the Boxcar Fleet. Excluding boxcars, maintenance expense was still higher than in prior year as a result of the expected increase in compliance costs and repairs. Depreciation expense increased $13.3 million, primarily due to incremental depreciation from new investments, including the Boxcar Fleet, partially offset by the impact of the accounting policy change in estimated useful lives of the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $20.7 million due to the purchase of railcars previously on operating leases in each year. Other operating expense increased $3.5 million, primarily due to higher switching and freight costs.

In 2013, maintenance expense increased $26.8 million, due to increased compliance maintenance and higher costs of repairs. Depreciation expense increased $9.0 million, primarily due to fleet additions. Operating lease expense decreased $2.1 million, due to the 2013 and 2012 acquisitions of railcars previously leased in on operating leases.

Other Income (Expense)

In 2014, net gain on asset dispositions increased $4.6 million, primarily due to higher gains on cars sold, partially offset by lower scrapping gains. Net interest expense decreased $7.6 million, driven by lower average rates and the impact of prepayments of higher cost debt more than offsetting a higher average debt balance. Other expense decreased $2.6 million, primarily due to higher penalties associated with the early repayment of debt and costs associated with early buyout option leases in 2013 compared to 2014. Share of affiliates' earnings decreased $2.4 million, primarily due to higher gains at our Southern Capital affiliate in 2013.

In 2013, net gain on asset dispositions increased $9.1 million, primarily due to sales of approximately 1,700 more railcars. In 2012, net gain on asset dispositions included an $11.1 million fee on the early termination of a residual value guarantee. Net interest expense increased $4.1 million due to higher debt balances in 2013. Other expense increased $4.7 million, primarily due to termination costs associated with the early buyout of an operating lease and the prepayment of certain secured debt issuances. Share of affiliates' earnings increased $3.8 million, primarily due to gains on dispositions of railcars from our Southern Capital affiliate.

Investment Volume

During 2014, investment volume was $810.6 million compared to $502.4 million in 2013, and $465.9 million in 2012. Investments in 2014 included the purchase of the Boxcar Fleet of approximately 18,500 boxcars for approximately $340 million and approximately 3,570 additional railcars, compared to 4,520 railcars in 2013, and 4,470 railcars in 2012.

North American Rail Regulatory Matters

On July 23, 2014, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued a Notice of Proposed Rulemaking (the “NPRM”) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude and ethanol. In addition to proposed rail operating requirements and standards for the classification of mined gases and liquids, the NPRM proposed new design standards for tank cars operating in “high hazard flammable trains” (“HHFT”), which are trains that include 20 or more carloads of any type of flammable liquid. Under the proposed rules, newly built tank cars for use in HHFT service would have to comply with the new standards beginning on October 1, 2015. The NPRM requested public comments on three different options for the new tank car standards, which vary primarily based on differences in tank thickness, braking systems, and design of top fitting protection. The NPRM also proposed standards for modifications to existing tank cars in HHFT service intended to ensure that their performance meets the same standards applicable to newly built cars. Under the NPRM, existing tank cars in HHFT service would have to be modified or removed from that service between October, 2017, and October, 2020, depending on the type of commodity carried by such cars. The NPRM was published in the Federal Register on August 1, 2014, and the public comment period expired on September 30, 2014. GATX participated in the rulemaking process through the Railway Supply Institute, a rail industry trade association which submitted comments on the NPRM. While we cannot predict the content of the final rules, the US Department of Transportation is projecting that final rules will be issued in the second quarter of 2015.

On July 2, 2014, Transport Canada ("TC") adopted regulations requiring that newly built tank cars ordered on or after July 15, 2014, and used to transport certain dangerous goods, including all types of crude oil and ethanol, comply with the design standards voluntarily adopted by the rail industry in 2011. In addition, on July 18, 2014, TC announced it is conducting a review that may result in further changes to the design standards for newly built cars used to transport flammable liquids in Canada, as well as standards and schedule for modifying existing cars used in such service. In this regard, TC announced that it intends to coordinate with PHMSA to establish standards for the entire North American fleet of tank cars in flammable liquids service. TC is expected to issue its final rule during the first half of 2015.

We are currently assessing the changes to tank car design standards proposed by PHMSA and TC and evaluating their potential impact on our tank car fleet in flammable liquids service. We have a fleet of more than 126,000 railcars in North America, including approximately 13,600 tank cars currently used to transport flammable liquids, of which approximately 4,900 are moving crude oil and ethanol. We will continue to be an active participant in the rulemaking process and the promulgation of final rules by PHMSA and TC. Until PHMSA and TC release final rules establishing the new tank car standards, we will be unable to assess how any new regulations that PHMSA and TC may ultimately adopt will impact GATX or what changes may be required to our tank cars in flammable liquids service, including the number of cars that could be repurposed or retired and the scope and cost of any retrofit program.

RAIL INTERNATIONAL

Segment Summary

Weak economic conditions in Europe during 2014 made it challenging to place certain newly built railcars on lease. This has led to accelerated replacement and scrapping of older cars in the fleet. Railcar utilization for GATX Rail Europe ("GRE") was 95.9% at the end of 2014, compared to 96.6% at the end of 2013, and 95.1% at the end of 2012. During 2013, we sold our 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”).

We are expecting modest improvement in segment profit in 2015 as higher revenues and lower relative maintenance expense will offset the negative effect associated with a weaker euro as compared to 2014.

Rail India commenced operations in 2012. Since then, we have focused on investment opportunities and developing relationships with customers, suppliers and the Indian Railways. In 2014, Rail India took delivery of 184 railcars, compared to 137 railcars in 2013 and 46 railcars in 2012. Continued investment in railcars is expected in 2015.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2014	2013	2012
Revenues
Lease revenue	$188.6	$180.2	$161.2
Other revenue	10.3	8.8	6.5
Total Revenues	198.9	189.0	167.7

Expenses
Maintenance expense	45.9	42.9	46.6
Depreciation expense	47.1	43.2	36.1
Other operating expense	5.1	5.3	5.1
Total Expenses	98.1	91.4	87.8

Other Income (Expense)
Net gain on asset dispositions	6.0	3.7	1.7
Interest expense, net	(24.7)	(23.9)	(24.5)
Other expense	(3.1)	(1.1)	(6.1)
Share of affiliates' earnings (pretax)	(0.3)	21.1	(18.3)
Segment Profit	$78.7	$97.4	$32.7

Investment Volume	$163.6	$168.5	$200.1

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2014	2013	2012
Beginning balance	21,836	21,794	20,927
Cars added	1,672	1,368	1,536
Cars scrapped or sold	(1,057)	(1,326)	(669)
Ending balance	22,451	21,836	21,794
Utilization rate at year end	95.9%	96.6%	95.1%
Active railcars at year end	21,533	21,097	20,717
Average (monthly) active railcars	20,915	20,913	20,461

\

Foreign Currency

Segment profit for Rail International is impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. Although the euro was weaker at the end of 2014 compared to 2013, the average exchange rate for each year was comparable and had no material impact on results. In 2013, a stronger euro contributed to the increase in lease revenue and segment profit compared to 2012.

Segment Profit

In 2014, segment profit was $78.7 million compared to $97.4 million in 2013. The 2013 results included a gain of $9.3 million on the sale of our AAE investment and gains of $7.7 million related to certain interest rate swaps at AAE. Excluding the effect of the AAE items noted, segment profit decreased $1.7 million in 2014. This decrease was largely due to lower share of affiliates’ earnings, higher maintenance expense and higher depreciation expense, partially offset by higher lease revenue.

In 2013, segment profit was $97.4 million compared to $32.7 million in 2012. The 2013 results included gains of $17.0 million related to AAE as described above. The 2012 results included losses of $22.9 million from the AAE interest rate swaps. Excluding the effect of the AAE items noted, segment profit increased $24.8 million in 2013. This increase was due to increased lease revenue and fewer maintenance events, as well as the effect of foreign exchange, partially offset by higher depreciation expense.

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

Revenues

In 2014, lease revenue increased $8.4 million, primarily due to more cars on lease. Other revenue increased $1.5 million, primarily due to higher interest income on the AAE note we received as part of the sale.

In 2013, lease revenue increased $19.0 million, primarily due to an average of approximately 500 more railcars on lease at higher lease rates and the effects of a stronger euro, as noted above. Other revenue increased $2.3 million, primarily due to higher repair revenue in 2013.

Expenses

In 2014, maintenance expense increased $3.0 million, primarily due to higher workshop expenses and costs of wheelsets not eligible for capitalization. Depreciation expense increased $3.9 million, largely driven by the impact of new cars added to the fleet.

In 2013, maintenance expense decreased $3.7 million compared to 2012, primarily due to fewer underframe revisions and fewer repairs as we accelerated scrapping of older railcars, partially offset by the effect of foreign exchange. Investment activity, including capitalized wheelsets in Europe, and the effect of foreign exchange drove depreciation expense higher by $7.1 million.

Other Income (Expense)

In 2014, net gain on asset dispositions increased $2.3 million compared to 2013, primarily due to impairments in 2013 for railcars designated to be scrapped. Net interest expense increased $0.8 million due to higher average debt balances, partially offset by lower rates. Other expense increased $2.0 million, primarily due to higher legal costs and the unfavorable impact of foreign exchange on non-functional currency items compared to 2013, partially offset by a warranty settlement in 2014. Excluding the impacts of the AAE disposition gain and the interest rate swaps from each period, share of affiliates' earnings decreased $4.4 million, primarily due to the absence of operating income at AAE after the sale in 2013.

In 2013, net gain on asset dispositions increased $2.0 million compared to 2012, primarily due to more railcars being scrapped and lower impairments in 2013 for railcars to be scrapped compared to 2012. Net interest expense decreased $0.6 million, due to lower interest rates, partially offset by higher average debt balances. Other expense decreased $5.0 million, primarily due to the impact of favorable foreign exchange on non-functional currency items compared to 2012. The decreases to other expense were partially offset by higher legal costs. Excluding the impacts of the AAE disposition gain and the interest rate swaps from each period, share of affiliates' earnings decreased $0.5 million, primarily due to lower operating income at AAE, reflective of a partial year of ownership.

Investment Volume

Investment volume was $163.6 million in 2014, $168.5 million in 2013, and $200.1 million in 2012. During 2014, we acquired approximately 1,860 railcars compared to 1,500 railcars in 2013, and 1,580 railcars in 2012. Additionally, capitalized wheelset costs were $4.8 million in 2014, $25.7 million in 2013, and $30.7 million in 2012.

ASC

Segment Summary

ASC had a challenging start to the sailing season as Great Lakes ice coverage and Coast Guard restrictions hampered vessel operations and utilization early in the year. However, higher water levels allowed for increased cargo capacities and shipping volume in the second half of the year, and demand across all commodities was brisk as customers replenished low inventories. ASC also deployed an additional vessel beginning in September 2014, allowing it to secure incremental spot tonnage at attractive rates.

In 2015, we anticipate stable market demand and a more efficient start to the shipping season, leading to improved segment profit.

ASC carried 30.5 million net tons of freight and deployed 15 vessels in 2014 compared to 28.8 million net tons and 13 vessels in 2013.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2014	2013	2012
Revenues
Lease revenue	$4.2	$4.2	$4.3
Marine operating revenue	223.0	223.5	239.1
Total Revenues	227.2	227.7	243.4

Expenses
Maintenance expense	25.6	22.9	21.7
Marine operating expense	149.2	151.3	160.3
Depreciation expense	13.6	12.1	11.9
Operating lease expense	5.2	5.2	3.8
Other operating expense	—	—	(0.3)
Total Expenses	193.6	191.5	197.4

Other Income (Expense)
Net loss on asset dispositions	(0.5)	(1.3)	—
Interest expense, net	(5.6)	(6.2)	(7.1)
Other (expense) income	(0.2)	0.2	(1.4)
Segment Profit	$27.3	$28.9	$37.5

Investment Volume	$18.4	$11.2	$12.6

\

Segment Profit

In 2014, segment profit was $27.3 million compared to $28.9 million in 2013. The variance was largely attributable to ice coverage on the Great Lakes in 2014 that led to significant operating inefficiencies early in the year.

In 2013, segment profit was $28.9 million compared to $37.5 million in 2012. The decline was primarily due to lower iron ore freight volumes and operating delays. We also recognized an impairment loss in 2013 on a vessel targeted for scrap, which negatively impacted segment results.

Revenues

In 2014, marine operating revenue decreased $0.5 million, primarily due to the operating inefficiencies early in the year, the mix of commodities carried and lower fuel surcharge revenue as a result of reduced fuel rates, which is offset by a corresponding decrease in marine operating expense. The terms of ASC's contracts provide that a portion of fuel costs may be passed on to our customers.

In 2013, marine operating revenue decreased $15.6 million, primarily due to modestly lower freight volume and lower fuel surcharges. Lower fuel prices in 2013 resulted in reduced fuel surcharges which were substantially offset in marine operating expense.

Expenses

In 2014, maintenance expense increased $2.7 million, driven by more winter work and costs associated with deploying two additional vessels in 2014 compared to 2013. Marine operating expense decreased $2.1 million largely due to lower fuel consumption and lower fuel costs, which is largely offset in revenue. These increases were partially offset by the impact of more operating days and additional vessels deployed in the current year.

In 2013, maintenance expense increased $1.2 million, due to higher vessel repair work. Marine operating expense was $9.0 million lower than 2012, primarily due to fewer operating days and lower fuel expense. Additionally, we operated one less vessel in 2013.

Operating lease expense in 2014, 2013 and 2012 relates to the lease of ASC's new tug-barge vessel which commenced operation in May 2012.

Other Income (Expense)

Net loss on asset dispositions in each year was attributable to the initial impairment and ultimate disposal of the American Fortitude. Additionally, interest expense declined each year due to lower rates.

Investment Volume

ASC's investments in each of 2014, 2013, and 2012 consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management focuses on maximizing the value of its existing portfolio of wholly owned and managed assets, including identifying opportunities to remarket certain assets. Portfolio Management also seeks to maximize value from its joint ventures.

Portfolio Management's segment profit is significantly impacted by the contribution of the Rolls-Royce & Partners Finance companies. The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fourteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $55.9 million for 2014, $52.6 million for 2013, and $44.8 million for 2012. The RRPF affiliates had 433 aircraft engines at the end of 2014 compared to 403 at the end of 2013.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates. As a result of these sales, we received aggregate cash proceeds of $18.3 million.

In 2013, we dissolved our Singco and Somargas marine affiliates, with each partner taking direct ownership of five liquefied gas carrying vessels (the "Norgas vessels") with an aggregate value of $151.8 million, and recognized a pretax gain of $2.5 million, which is reflected in share of affiliates' earnings. In connection with the dissolution, we paid $101.3 million, primarily to satisfy our share of the affiliates' external debt. The vessels continue to operate in a vessel pooling arrangement managed by our former partner.

In 2012, our gas compression equipment leasing affiliate, Enerven Compression, LLC, sold substantially all of its assets. In connection with this disposition we recognized an impairment loss of $14.8 million, which is reflected in share of affiliates' earnings. In 2013, we reversed $1.1 million of the loss due to higher than expected proceeds from the asset sales. This joint venture is in the process of being liquidated.

Portfolio Management's total asset base was $813.3 million at December 31, 2014 compared to $856.9 million at December 31, 2013, and $797.4 million at December 31, 2012. The estimated net book value equivalent of assets managed by Portfolio Management for third parties was $64.1 million at December 31, 2014.

In 2015, we expect the RRPF affiliates to continue to produce strong operating results and benefit from gains from engine sales. In addition, we anticipate another solid year from the inland marine operations. However, the ocean-going vessels will likely continue to be negatively affected by inconsistent demand and vessel overcapacity in the international shipping markets.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2014	2013	2012
Revenues
Lease revenue	$29.7	$31.9	$37.6
Marine operating revenue	63.3	51.6	26.4
Other revenue	4.4	3.7	2.8
Total Revenues	97.4	87.2	66.8

Expenses
Marine operating expense	48.6	38.5	22.1
Depreciation expense	22.8	23.0	21.7
Operating lease expense	—	—	0.2
Other operating expense	1.9	2.4	0.9
Total Expenses	73.3	63.9	44.9

Other Income (Expense)
Net gain on asset dispositions	9.4	15.5	19.2
Interest expense, net	(24.3)	(26.7)	(27.7)
Other (expense) income	(1.2)	1.4	3.4
Share of affiliates' earnings (pretax)	60.2	60.9	33.4
Segment Profit	$68.2	$74.4	$50.2

Investment Volume	$32.3	$170.5	$83.5

Segment Profit

In 2014, segment profit was $68.2 million, compared to $74.4 million in 2013. The decrease was driven by lower asset remarketing income and lower aggregate net operating income from our marine operations, primarily from our ocean-going vessels, which include the Norgas vessels and six chemical parcel tankers ("Nordic vessels").

In 2013, segment profit was $74.4 million, compared to $50.2 million in 2012. The increase was driven by higher marine net operating income which includes the Norgas vessels that are now wholly owned, higher RRPF affiliates' earnings, and the absence of the Enerven impairment, partially offset by lower lease revenues.

Revenues

In 2014, lease revenue decreased $2.2 million, primarily due to the sale of leases throughout the prior and current year. Marine operating revenue increased $11.7 million, primarily due to higher inland marine revenue resulting from strong demand during the harvest season. In addition, 2014 includes a full year of revenue from the Norgas vessels.

In 2013, lease revenue decreased $5.7 million, primarily due to the sale of barges and other equipment. Marine operating revenue increased $25.2 million, primarily due to revenue from the Norgas vessels, which were acquired in April 2013.

Expenses

In 2014, marine operating expense increased $10.1 million, primarily due to higher expenses for inland marine. Additionally, 2014 reflects a full year of operations for the Norgas vessels.

In 2013, marine operating expense increased $16.4 million, primarily due to the Norgas vessels acquired in April 2013. Depreciation expense increased $1.3 million, also due to the Norgas vessels, partially offset by sales of equipment previously on lease. Other operating expense increased $1.5 million, primarily due to the reversal of a provision for losses upon the sale of a non-performing leveraged lease investment in the prior year.

Other Income (Expense)

In 2014, net gain on asset dispositions decreased $6.1 million, primarily due to fewer asset dispositions. Net interest expense decreased $2.4 million, primarily due to lower rates. Other expense increased $2.6 million, primarily due to the expense associated with a revenue sharing agreement adjustment related to the Nordic vessels and insurance proceeds received in 2013 related to a vessel casualty.

In 2014, share of affiliates' earnings decreased $0.7 million, primarily due to the dissolution of Singco/Somargas II in the prior year and fewer engine sales at RRPF. In 2014, our share of RRPF affiliates' earnings of $55.9 million included gains of $11.1 million resulting from the sales of engines.

In 2013, net gain on asset dispositions decreased $3.7 million, primarily due to lower residual sharing receipts. Interest expense decreased $1.0 million, primarily due to lower rates. Other income was positively impacted by the favorable remeasurement of derivatives in 2012.

In 2013, share of affiliates' earnings increased $27.5 million. The variance was primarily due to the absence of operating losses and an impairment loss at our Enerven affiliate in 2012. In 2013, our share of RRPF affiliates' earnings of $52.6 million included gains of $17.6 million resulting from the sales of engines.

Investment Volume

Investment volume of $32.3 million in 2014 consisted of $10.5 million for two tank barges and one pushboat, $6.5 million for 13 new hopper barges and $15.3 million of incremental investment in an RRPF affiliate.

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

The following table shows components of other for the years ended December 31 (in millions):

	2014	2013	2012
Selling, general and administrative expense	$189.2	$178.3	$160.2
Unallocated interest expense, net	5.4	3.8	5.4
Other expense (income) (including eliminations)	1.6	(1.1)	(1.3)

SG&A, Unallocated Interest and Other

In 2014, SG&A of $189.2 million increased $10.9 million. The increase includes an accrual for costs associated with the planned closure of our San Francisco office in early 2015, which will impact approximately 35 employees through workforce reductions or relocation. In addition, SG&A was negatively impacted by the impairment of an IT project, higher compensation expenses, information technology expenses, and increased group insurance costs.

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

Other expense and eliminations were immaterial in each of 2014, 2013, and 2012.

Consolidated Income Taxes

See "Note 13. Income Taxes" in Part II, Item 8 of this Form 10-K.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $7.6 billion at December 31, 2014, compared to $7.5 billion at December 31, 2013. The increase was largely driven by an increase in operating assets, including the purchase of approximately 18,500 boxcars for approximately $340 million, partially offset by a decrease in cash and cash equivalents. In addition to the assets we recorded on our balance sheet, we utilized off-balance-sheet assets, primarily railcars, which we leased in pursuant to operating lease agreements. The off-balance-sheet assets represent the estimated present value of our committed future operating lease payments.

The following table shows on- and off-balance-sheet assets by segment as of December 31 (in millions):

	2014			2013
	On-Balance-Sheet	Off-Balance-Sheet	Total	On-Balance-Sheet	Off-Balance-Sheet	Total
Rail North America	$4,358.3	$606.1	$4,964.4	$3,710.5	$887.9	$4,598.4
Rail International	1,229.4	—	1,229.4	1,297.1	—	1,297.1
ASC	286.7	11.7	298.4	271.0	16.5	287.5
Portfolio Management	813.3	—	813.3	856.9	—	856.9
Other	249.8	—	249.8	414.1	—	414.1
	$6,937.5	$617.8	$7,555.3	$6,549.6	$904.4	$7,454.0

Gross Receivables

Receivables of $358.0 million at December 31, 2014 decreased $52.1 million from December 31, 2013, primarily due to the repayments of certain direct financing leases and other loans.

Allowance for Losses

As of December 31, 2014, general allowances for trade receivables were $4.5 million, or 5.2% of rent and other receivables, compared to $4.0 million, or 4.9%, at December 31, 2013. At December 31, 2014, specific allowances of $1.2 million were comparable to prior year.

See "Note 18. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $617.7 million from 2013. The increase was primarily due to new investments of $1,009.2 million, including the acquisition of the Boxcar Fleet, and purchase of leased-in assets of $150.5 million, offset by foreign exchange rate effects of $141.3 million, depreciation expense of $278.9 million and dispositions of $129.1 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $3.4 million in 2014 (see table below). The increase at Portfolio Management was primarily due to the incremental investment in an RRPF affiliate related to the purchase of spare aircraft engines, partially offset by the sale of two joint ventures. The decrease at Rail North America was largely due to cash distributions received from an affiliate associated with the sale of substantially all of its remaining railcar and locomotive assets.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2014	2013
Rail North America	$17.2	$31.4
Rail International	1.8	2.0
Portfolio Management	338.7	320.9
	$357.7	$354.3

See "Note 7. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2014 and 2013, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from changes in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2014 and no impairment was indicated.

See "Note 17. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $403.2 million from the prior year, primarily due to issuances of long-term debt of $1,230.2 million and $50.0 million of commercial paper and credit facilities, partially offset by scheduled maturities and principal payments of $819.8 million.

The following table shows the details of our long-term debt issuances in 2014 ($ in millions):

Type of Debt	Term	Interest Rate (1)	Principal Amount
Recourse Unsecured	30.0 Years	5.20% Fixed	$300.0
Recourse Unsecured	3.0 Years	1.25% Fixed	300.0
Recourse Unsecured	5.4 Years	2.50% Fixed	250.0
Recourse Unsecured	5.4 Years	2.60% Fixed	250.0
Recourse Unsecured	10.0 Years	1.54% Floating	100.0
Recourse Unsecured	6.7 Years	1.99% Floating	30.2
			$1,230.2
________

(1)	Floating interest rates at December 31, 2014.

The following table shows the carrying value of our debt obligations by major component, including off-balance-sheet debt, as of December 31, 2014 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$72.1	$72.1
Recourse debt	—	4,179.9	4,179.9
Nonrecourse debt	15.9	—	15.9
Capital lease obligations	6.3	—	6.3
Balance sheet debt	22.2	4,252.0	4,274.2
Recourse off-balance-sheet debt (1)	566.7	—	566.7
Nonrecourse off-balance-sheet debt (1)	51.1	—	51.1
	$640.0	$4,252.0	$4,892.0
________
(1) Off-balance-sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off-balance-sheet assets.

See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity decreased $83.0 million from the prior year, primarily due to $124.6 million of stock repurchases, $79.1 million of foreign currency translation adjustments due to the balance sheet effects of a stronger US dollar, $61.7 million of dividends paid, and $29.5 million from the effects of post-retirement benefit plan adjustments. These decreases were partially offset by net income of $205.0 million, $4.0 million from the effects of share-based compensation, and $2.9 million from changes in the fair value of derivative instruments and other securities.

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

The timing of asset dispositions and changes in working capital impact cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2014, we had unrestricted cash balances of $209.9 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $449.2 million increased $48.5 million compared to 2013. Increases in lease revenue and dividend distributions from affiliates were partially offset by increased maintenance expense and the timing of other changes in working capital.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. Portfolio investments and capital additions of $1,030.5 million increased $170.9 million compared to 2013 and included Rail North America's purchase of approximately 18,500 boxcars for approximately $340 million. This increase was partially offset by Portfolio Management's $101.3 million contribution to the Singco and Somargas joint ventures in 2013. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2014	2013	2012
Rail North America (1)	$810.6	$502.4	$465.9
Rail International	163.6	168.5	200.1
ASC	18.4	11.2	12.6
Portfolio Management (2)	32.3	170.5	83.5
Other	5.6	7.0	7.9
	$1,030.5	$859.6	$770.0
___________________
(1) Rail North America's investment volume includes approximately $340 million related to the purchase of approximately 18,500 boxcars in 2014.
(2) Portfolio Management’s investment volume includes $101.3 million related to the Singco and Somargas dissolution in 2013.
Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. The decrease in proceeds in 2014 was primarily due to the absence of proceeds from the sale of our interest in AAE in 2013 and lower sales proceeds from operating assets. The increase in proceeds from sales of operating assets in 2013 compared to 2012 was primarily due to higher equipment sales and capital distributions from affiliated companies. Proceeds from sales of operating assets in 2012 included $82.5 million from the sale of leveraged lease investments.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2014	2013	2012
Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$12.5	$16.6	$13.8
Loan principal received	14.9	13.5	4.2
Proceeds from sales of operating assets	202.1	285.9	235.3
Other investment distributions and sales of securities	0.3	—	3.7
Capital distributions from affiliates	33.6	68.1	30.6
Other portfolio proceeds	0.6	1.2	1.3
	$264.0	$385.3	$288.9

Other Investing Activity

Rail North America acquired 4,560 railcars in 2014, 2,967 railcars in 2013, and 47 railcars in 2012 that were previously on operating leases. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leasebacks for 710 railcars in 2013 and 1,062 railcars in 2012.

Our restricted cash is primarily contractually required cash amounts we maintain for two wholly owned bankruptcy-remote, special purpose corporations. The special purpose corporations were formed in prior years to finance railcars on a structured, nonrecourse basis. Changes in restricted cash largely represent the net change in the cash we maintain for the special purpose corporations that result from their operating and financing activities. We expect our contributions to restricted cash to limit payment shortfalls in the future, thus preventing interest and penalties that might otherwise be incurred under the terms of the applicable financing arrangements.

The following table shows other investing activity for the years ended December 31 (in millions):

	2014	2013	2012
Purchases of leased-in assets	$(150.5)	$(61.4)	$(1.3)
Proceeds from sales of other assets	26.9	32.3	28.4
Proceeds from sale-leasebacks	—	90.7	104.9
Net decrease in restricted cash	5.8	9.5	5.5
Other	5.8	—	—
	$(112.0)	$71.1	$137.5

Net Cash provided by Financing Activities

The following table shows net cash provided by (used in) financing activities for the years ended December 31 (in millions):

	2014	2013	2012
Net proceeds from issuances of debt (original maturities longer than 90 days)	$1,223.0	$1,132.2	$445.2
Repayments of debt (original maturities longer than 90 days)	(819.8)	(602.8)	(671.2)
Net increase (decrease) in debt with original maturities of 90 days or less	50.0	(251.3)	243.3
Payments on capital lease obligations	(2.6)	(2.4)	(3.0)
Stock repurchases (1)	(124.6)	(68.6)	—
Cash dividends	(62.0)	(60.5)	(58.8)
Other	(1.8)	2.5	4.6
	$262.2	$149.1	$(39.9)
________
(1) In 2014, our board of directors authorized a $250 million share repurchase program. During the year, we purchased 1.9 million shares of common stock for $124.6 million. In 2013, we purchased 1.4 million shares of common stock for $68.6 million, which completed our $200 million repurchase authorization approved in 2008.

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal payments, lease payments, and portfolio investments at December 31, 2014 (in millions):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Recourse debt	$4,187.9	$520.2	$632.3	$455.4	$507.5	$592.3	$1,480.2
Nonrecourse debt	15.9	9.0	6.9	—	—	—	—
Commercial paper and credit facilities	72.1	72.1	—	—	—	—	—
Capital lease obligations	6.9	3.1	2.7	1.1	—	—	—
Recourse operating leases	746.7	86.3	89.0	94.2	85.6	81.5	310.1
Nonrecourse operating leases	66.0	11.0	8.1	9.5	9.0	9.7	18.7
Portfolio investments (1)	2,061.7	581.8	451.0	323.0	313.8	392.1	—
	$7,157.2	$1,283.5	$1,190.0	$883.2	$915.9	$1,075.6	$1,809.0
__________

(1)
Primarily railcar purchase commitments; amount shown for 2015 includes $119.3 million related to options we exercised to purchase 4,124 railcars that are currently on lease. The amounts shown for all years are based on management's estimates of the timing, anticipated car types and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity that will take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under the terms of the new agreement, we will order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon, or cost-plus, basis subject to certain specified adjustments and surcharges throughout the term of the agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the agreement will automatically terminate 30 days thereafter, unless the non-terminating party agrees to a specified revised margin as set forth in the agreement.

The following table shows our contractual cash receipts arising from future payments on loans, future lease payments from finance leases, and future rental receipts from noncancelable operating leases as of December 31, 2014 (in millions):

	Contractual Cash Receipts by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Finance leases	$204.8	$26.3	$25.2	$23.9	$22.2	$11.8	$95.4
Operating leases	3,852.9	923.4	740.3	584.1	464.7	370.0	770.4
Loans	97.3	86.4	4.3	2.0	4.6	—	—
Total	$4,155.0	$1,036.1	$769.8	$610.0	$491.5	$381.8	$865.8

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2014	2013	2012
Principal sources of cash
Net cash provided by operating activities	$449.2	$400.7	$370.2
Portfolio proceeds	264.0	385.3	288.9
Other asset sales	26.9	32.3	28.4
Proceeds from sale-leasebacks	—	90.7	104.9
Proceeds from issuance of debt, commercial paper, and credit facilities	1,273.0	1,132.2	688.5
	$2,013.1	$2,041.2	$1,480.9
Principal uses of cash
Portfolio investments and capital additions	$(1,030.5)	$(859.6)	$(770.0)
Repayments of debt, commercial paper, and credit facilities	(819.8)	(854.1)	(671.2)
Purchases of leased-in assets	(150.5)	(61.4)	(1.3)
Payments on capital lease obligations	(2.6)	(2.4)	(3.0)
Stock repurchases	(124.6)	(68.6)	—
Cash dividends	(62.0)	(60.5)	(58.8)
	$(2,190.0)	$(1,906.6)	$(1,504.3)

2015 Liquidity Outlook

We expect that we will be able to meet our contractual obligations for 2015 using our available cash at December 31, 2014, as well as a combination of cash we expect to receive from operations, portfolio proceeds, and our revolving credit facilities. Additionally, we anticipate that portfolio investments in 2015 will likely exceed contractual commitments as we expect to opportunistically pursue other strategic investments. However, changes in the economic environment or capital markets could adversely impact our liquidity position, and we cannot provide assurance that our sources of cash will be adequate to fund our operations and contractual commitments.

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

The following table shows additional information regarding our short-term borrowings as of December 31, 2014:

	North America (1)	Europe (2)
Balance as of December 31 (in millions)	$69.0	$3.1
Weighted average interest rate	0.6%	0.9%
Euro/Dollar exchange rate	n/a	1.21

Average monthly amount outstanding during year (in millions)	$40.8	$27.7
Weighted average interest rate	0.3%	1.2%
Average Euro/Dollar exchange rate	n/a	1.33

Average monthly amount outstanding during 4th quarter (in millions)	$33.0	$7.4
Weighted average interest rate	0.4%	1.8%
Average Euro/Dollar exchange rate	n/a	1.25

Maximum month-end amount outstanding (in millions)	$129.0	$54.4
Euro/Dollar exchange rate	n/a	1.38
__________

(1)	Short-term borrowings in North America are comprised of commercial paper issued in the US.

(2)	Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US. In 2014, we exercised an option to extend the maturity date of our revolving credit facility by one year, to April 30, 2019. As of December 31, 2014, available capacity under the credit facility was $506.0 million, reflecting $69.0 million of outstanding commercial paper, which is backed by the facility.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2014, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2013, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

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

The following table shows our commercial commitments at December 31, 2014 (in millions):

	Amount of Commitment Expiration by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Lease payment guarantees	$28.5	$6.4	$7.1	$10.1	$2.8	$2.1	$—
Standby letters of credit and bonds	9.1	9.1	—	—	—	—	—
	$37.6	$15.5	$7.1	$10.1	$2.8	$2.1	$—

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

Defined Benefit Plan Contributions

In 2014, we contributed $6.3 million to our defined benefit pension plans and other post-retirement benefit plans. In 2015, we expect to contribute approximately $6.0 million. As of December 31, 2014, our funded pension plans were 97% funded. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $8.5 million to these plans in 2014 and recognized that amount as marine operating expense. We expect our 2015 contributions to approximate 2014 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year.

See "Note 11. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common and Preferred Stock Repurchases

Our board of directors authorized a $250 million stock repurchase program on January 23, 2014, and as of December 31, 2014, $125.4 million was available under the repurchase authorization. In 2014, we repurchased 1.9 million shares for $124.6 million under this repurchase program. In 2013, we purchased 1.4 million shares for $68.6 million, which completed a separate repurchase program that was authorized in 2008.

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

Pension and Post-Retirement Benefits Assumptions

We use actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs. The discount rate and the expected return on plan assets are two critical assumptions that influence the plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends, and the rate of compensation increases.

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

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We disclose total on- and off-balance-sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Additionally, ASC utilizes a tug and barge unit that is accounted for as an operating lease and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.

The following table shows total on- and off-balance-sheet assets (in millions):

	2014	2013	2012	2011	2010
Consolidated on-balance-sheet assets	$6,937.5	$6,549.6	$6,055.4	$5,857.5	$5,442.4
Off-balance-sheet assets:
Rail North America	606.1	887.9	863.5	884.5	968.1
ASC	11.7	16.5	21.0	—	—
Portfolio Management	—	—	—	2.6	3.4
Total On- and Off-Balance Sheet Assets	$7,555.3	$7,454.0	$6,939.9	$6,744.6	$6,413.9
Shareholders’ Equity	$1,314.0	$1,397.0	$1,244.2	$1,127.3	$1,113.7

Net Income Measures

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

The following tables show our net income and diluted earnings per share excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2014	2013	2012	2011	2010
Net income	$205.0	$169.3	$137.3	$110.8	$80.8
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	23.2	—	—	—
Foreign tax credit carryforward (2)	—	(3.9)	(4.6)	—	—
Income tax rate changes (3)	—	—	0.7	—	—
Tax benefits upon close of tax audits	—	—	(15.5)	(4.8)	(9.5)
Litigation recoveries, no tax effect (4)	—	—	—	(3.2)	(4.1)
Leveraged lease adjustment, net of tax (5)	—	—	—	(3.5)	—
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	—	(9.3)	—	—	—
Interest rate swaps at AAE, net of taxes (6)	—	(6.9)	20.5	(0.2)	9.3
Income tax rate changes (3)	—	(7.6)	(4.6)	(4.1)	(1.9)
Net income, excluding tax adjustments and other items	$205.0	$164.8	$133.8	$95.0	$74.6

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2014	2013	2012	2011	2010
Diluted earnings per share	$4.48	$3.59	$2.88	$2.35	$1.72
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	0.50	—	—	—
Foreign tax credit carryforward (2)	—	(0.08)	(0.09)	—	—
Income tax rate changes (3)	—	—	0.01	—	—
Tax benefits upon close of tax audits	—	—	(0.33)	(0.10)	(0.20)
Litigation recoveries, no tax effect (4)	—	—	—	(0.07)	(0.09)
Leveraged lease adjustment, net of tax (5)	—	—	—	(0.08)	—
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	—	(0.20)	—	—	—
Interest rate swaps at AAE, net of taxes (6)	—	(0.15)	0.43	—	0.20
Income tax rate changes (3)	—	(0.16)	(0.09)	(0.09)	(0.04)
Diluted earnings per share, excluding tax adjustments and other items	$4.48	$3.50	$2.81	$2.01	$1.59
________

(1)	Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.

(2)	Represents benefits attributable to the utilization of foreign tax credit carryforwards.

(3)	Deferred tax adjustments due to an enacted statutory rate increase in Ontario in 2012 and statutory rate decreases in the United Kingdom for each of 2013, 2012, 2011, and 2010.
(4) Represents accrual reversals resulting from the favorable resolution of litigation matters.
(5) Represents income on a leveraged lease adjustment.

(6)	Represents realized and/or unrealized gains/losses on AAE interest rate swaps.

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt instruments in relation to our floating rate investments. Based on our floating rate debt instruments at December 31, 2014, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $8.0 million in 2015. Comparatively, at December 31, 2013, a hypothetical 100 basis point increase in interest rates would have resulted in a $7.4 million increase in after-tax interest expense in 2014. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the US dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the US dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2014 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2014, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would decrease after-tax income in 2015 by $2.4 million. Comparatively, based on 2013 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2013, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would have decreased after-tax income in 2014 by $3.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of GATX Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 2014 and 2013, and the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015, expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2015

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2014	2013
Assets
Cash and Cash Equivalents	$209.9	$379.7
Restricted Cash	14.5	20.3
Receivables
Rent and other receivables	86.0	80.1
Loans	97.3	122.7
Finance leases	174.7	207.3
Less: allowance for losses	(5.7)	(5.2)
	352.3	404.9

Operating Assets and Facilities ($123.1 and $123.3 related to a consolidated VIE)	8,143.5	7,390.7
Less: allowance for depreciation ($35.0 and $30.3 related to a consolidated VIE)	(2,455.5)	(2,320.4)
	5,688.0	5,070.3
Investments in Affiliated Companies	357.7	354.3
Goodwill	86.1	94.6
Other Assets	229.0	225.5
Total Assets	$6,937.5	$6,549.6

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$165.9	$159.6
Debt
Commercial paper and borrowings under bank credit facilities	72.1	23.6
Recourse	4,179.9	3,765.9
Nonrecourse ($15.9 and $25.4 related to a consolidated VIE)	15.9	72.6
Capital lease obligations	6.3	8.9
	4,274.2	3,871.0
Deferred Income Taxes	937.3	891.4
Other Liabilities	246.1	230.6
Total Liabilities	5,623.5	5,152.6

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,600,984 and 66,349,906 Outstanding shares — 44,198,850 and 45,868,698	41.4	41.3
Additional paid in capital	672.8	668.9
Retained earnings	1,501.7	1,358.4
Accumulated other comprehensive loss	(148.4)	(42.7)
Treasury stock at cost (22,402,134 and 20,481,208 shares)	(753.5)	(628.9)
Total Shareholders’ Equity	1,314.0	1,397.0
Total Liabilities and Shareholders’ Equity	$6,937.5	$6,549.6

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2014	2013	2012
Revenues
Lease revenue	$1,086.6	$975.2	$917.0
Marine operating revenue	286.3	275.1	265.5
Other revenue	78.1	70.7	60.7
Total Revenues	1,451.0	1,321.0	1,243.2
Expenses
Maintenance expense	337.0	294.0	269.7
Marine operating expense	197.8	189.8	182.4
Depreciation expense	273.5	255.0	237.4
Operating lease expense	108.7	129.4	130.2
Other operating expense	28.9	26.1	24.2
Selling, general and administrative expense	189.2	178.3	160.2
Total Expenses	1,135.1	1,072.6	1,004.1
Other Income (Expense)
Net gain on asset dispositions	87.2	85.6	79.5
Interest expense, net	(158.4)	(166.6)	(166.6)
Other expense	(13.5)	(8.4)	(8.2)
Income before Income Taxes and Share of Affiliates’ Earnings	231.2	159.0	143.8
Income Taxes	(75.7)	(65.5)	(26.1)
Share of Affiliates’ Earnings, Net of Taxes	49.5	75.8	19.6
Net Income	$205.0	$169.3	$137.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(79.1)	25.8	25.0
Unrealized (loss) gain on securities	(0.1)	0.8	0.2
Unrealized gain on derivative instruments	3.0	22.4	11.7
Post-retirement benefit plans	(29.5)	52.9	(12.4)
Other comprehensive (loss) income	(105.7)	101.9	24.5
Comprehensive Income	$99.3	$271.2	$161.8

Share Data
Basic earnings per share	$4.55	$3.64	$2.93
Average number of common shares	45.0	46.4	46.8

Diluted earnings per share	$4.48	$3.59	$2.88
Average number of common shares and common share equivalents	45.8	47.1	47.6

Dividends declared per common share	$1.32	$1.24	$1.20

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2014	2013	2012
Operating Activities
Net income	$205.0	$169.3	$137.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	287.0	267.8	249.4
Share-based compensation	14.0	13.1	12.2
Asset impairment charges	1.3	5.9	5.0
Gains on sales of assets	(79.3)	(80.7)	(61.4)
Deferred income taxes	61.4	53.6	24.4
Share of affiliates’ earnings, net of dividends	(9.5)	(41.4)	15.5
Change in income taxes payable	(4.4)	4.5	(9.4)
Change in accrued operating lease expense	(5.2)	(7.7)	(11.0)
Employee benefit plans	3.7	7.5	0.8
Other	(24.8)	8.8	7.4
Net cash provided by operating activities	449.2	400.7	370.2
Investing Activities
Additions to operating assets and facilities	(1,015.2)	(744.1)	(739.3)
Loans extended	—	(14.2)	(1.0)
Investments in affiliates	(15.3)	(101.3)	(29.7)
Portfolio investments and capital additions	(1,030.5)	(859.6)	(770.0)
Purchases of leased-in assets	(150.5)	(61.4)	(1.3)
Portfolio proceeds	264.0	385.3	288.9
Proceeds from sales of other assets	26.9	32.3	28.4
Proceeds from sale-leasebacks	—	90.7	104.9
Net decrease in restricted cash	5.8	9.5	5.5
Other	5.8	—	—
Net cash used in investing activities	(878.5)	(403.2)	(343.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	1,223.0	1,132.2	445.2
Repayments of debt (original maturities longer than 90 days)	(819.8)	(602.8)	(671.2)
Net (decrease) increase in debt with original maturities of 90 days or less	50.0	(251.3)	243.3
Payments on capital lease obligations	(2.6)	(2.4)	(3.0)
Stock repurchases	(124.6)	(68.6)	—
Dividends	(62.0)	(60.5)	(58.8)
Other	(1.8)	2.5	4.6
Net cash provided by (used in) financing activities	262.2	149.1	(39.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.7)	(1.1)	(0.9)
Net increase (decrease) in Cash and Cash Equivalents during the year	(169.8)	145.5	(14.2)
Cash and Cash Equivalents at beginning of year	379.7	234.2	248.4
Cash and Cash Equivalents at end of year	$209.9	$379.7	$234.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2014	2014	2013	2013	2012	2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	66.3	$41.3	66.0	$41.2	65.8	$41.1
Issuance of common stock	0.3	0.1	0.3	0.1	0.2	0.1
Balance at end of year	66.6	41.4	66.3	41.3	66.0	41.2
Treasury Stock
Balance at beginning of year	(20.5)	(628.9)	(19.1)	(560.3)	(19.1)	(560.3)
Stock repurchases	(1.9)	(124.6)	(1.4)	(68.6)	—	—
Balance at end of year	(22.4)	(753.5)	(20.5)	(628.9)	(19.1)	(560.3)
Additional Paid In Capital
Balance at beginning of year		668.9		658.5		644.4
Share-based compensation effects		3.9		9.3		11.2
Issuance of common stock		—		1.1		2.9
Balance at end of year		672.8		668.9		658.5
Retained Earnings
Balance at beginning of year		1,358.4		1,249.4		1,171.2
Net income		205.0		169.3		137.3
Dividends declared		(61.7)		(60.3)		(59.1)
Balance at end of year		1,501.7		1,358.4		1,249.4
Accumulated Other Comprehensive Loss
Balance at beginning of year		(42.7)		(144.6)		(169.1)
Other comprehensive (loss) income		(105.7)		101.9		24.5
Balance at end of year		(148.4)		(42.7)		(144.6)
Total Shareholders’ Equity		$1,314.0		$1,397.0		$1,244.2

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

NOTE 2. Accounting Changes

Change in Accounting Estimate

During the first quarter of 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life currently used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets was a net decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or $0.31 per diluted share for the year ended December 31, 2014.

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

The amendments are effective for us beginning in the first quarter of 2015. Adoption of the new guidance is not expected to impact the amount or timing of net income but may result in changes to the presentation and disclosures of our financial statements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with US GAAP. Certain prior year amounts may have been reclassified to conform to the 2014 presentation.

Use of Estimates

Preparing financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts we report. We regularly evaluate our estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from our estimates.

Consolidation

Our consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we have a controlling financial interest and variable interest entities for which we are the primary beneficiary. We have eliminated intercompany transactions and balances. Our consolidated subsidiaries include the following wholly owned, bankruptcy-remote special purpose corporations that finance and lease railcars: General American Railcar Corporation, General American Railcar Corporation III, General American Marks Company, and GARC LLC. The debt and lease obligations of these special purpose corporations are nonrecourse to us, and their assets are available first to satisfy claims of their creditors.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to contractually required cash amounts we maintain for two wholly owned bankruptcy-remote, special purpose corporations.

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

Railcars	27–42 years
Locomotives	10–20 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Marine vessels	30–65 years
Other equipment	5–30 years

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases

We offer full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to executory costs, such as maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts and are unable to separate executory costs from full-service lease revenue. We recognize operating lease revenue, including amounts related to executory costs, on a straight-line basis over the term of the underlying lease. As a result, we may not recognize lease revenue in the same period as maintenance and other executory costs, which we expense as incurred. See "Note 5. Leases."

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

Inventory

Our inventory consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

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

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. We base our loss reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts. We evaluate reserve estimates for loans and finance lease receivables on a customer-specific basis, considering each customer's particular credit situation. We also consider the factors we use to evaluate rent and other receivables, which are outlined above. We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2014. We believe that the allowance is adequate to cover losses inherent in our reservable assets as of December 31, 2014. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 18. Allowance for Losses."

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

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, however, we have not recognized a tax benefit in the financial statements for those items. We include our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 13. Income Taxes."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recorded net of related hedges in other expense during the periods in which they occur. Net (losses) gains were $(3.4) million, $2.1 million and $0.5 million for 2014, 2013, and 2012.

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

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts. We defer debt issuance costs and discounts and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $0.9 million in 2014, $1.2 million in 2013, and $1.9 million in 2012.

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

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2014	2013	2012
Disposition gains	$63.1	$60.0	$42.7
Residual sharing income	9.4	10.8	22.6
Non-remarketing disposition gains	16.0	20.7	19.2
Asset impairment losses	(1.3)	(5.9)	(5.0)
Net Gain on Asset Dispositions	$87.2	$85.6	$79.5

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2014	2013	2012
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$142.6	$148.7	$162.3
Income taxes paid, net	18.7	7.4	11.1
________

(1)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

	2014	2013	2012
Noncash Investing Transactions (in millions)
Distributions from affiliates (1)	$1.1	$174.7	$—
Portfolio proceeds (2)	—	91.1	—
________

(1)
In 2014, we received distributions of 62 railcars with a fair value of $1.1 million from our Southern Capital Corporation LLC affiliate ("SCC"). In 2013, we received five vessels and related working capital with a fair value of $151.8 million in connection with our disposition of the Singco Gas Pte, Limited ("Singco") and Somargas II Pte Limited ("Somargas") joint ventures. Additionally, we received distributions of 640 railcars with a fair value of $22.9 million from SCC.

(2)	Proceeds from the sale of our interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) included receipt of a €67.5 million ($91.1 million) note.

For additional information see "Note 7. Investments in Affiliated Companies."

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2014	2013
Total contractual lease payments receivable	$204.8	$270.2
Estimated unguaranteed residual value of leased assets	68.5	79.8
Unearned income	(98.6)	(142.7)
Finance leases	$174.7	$207.3

Leveraged lease revenue

We had no leveraged leases in 2014 and 2013. Revenue from leveraged leases (net of taxes) was $0.2 million in 2012.

Usage rents

We base lease revenue for certain operating leases on equipment usage. Lease revenue from such usage rents was $83.9 million in 2014, $21.3 million in 2013, and $18.2 million in 2012. The increase in 2014 was due to higher utilization revenue as a result of the acquisition of approximately 18,500 boxcars in March, 2014.

Initial direct costs

Deferred initial direct costs related to direct financing leases were $0.3 million at December 31, 2014 and $0.4 million, at December 31, 2013.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2014 (in millions):

	Finance Leases	Operating Leases (1)	Total
2015	$26.3	$923.4	$949.7
2016	25.2	740.3	765.5
2017	23.9	584.1	608.0
2018	22.2	464.7	486.9
2019	11.8	370.0	381.8
Years thereafter	95.4	770.4	865.8
	$204.8	$3,852.9	$4,057.7
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2014	2013
Marine vessels	$83.1	$81.4
Less: allowance for depreciation	(75.3)	(71.4)
	$7.8	$10.0

Operating Leases

We lease assets that are closely associated with our revenue generating operations. At December 31, 2014 we leased approximately 23,000 railcars at Rail North America and one vessel at ASC. In addition, we lease office facilities and other general purpose equipment. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $112.9 million in 2014, $134.0 million in 2013, and $133.3 million in 2012.

Lease Obligations

For some leases, we have the option to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. The following table shows our future contractual rental payments due under noncancelable leases as of December 31, 2014 (in millions):

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Capital Leases	Recourse Operating Leases	Nonrecourse Operating Leases (1)
2015	$3.1	$86.3	$11.0
2016	2.7	89.0	8.1
2017	1.1	94.2	9.5
2018	—	85.6	9.0
2019	—	81.5	9.7
Years thereafter	—	310.1	18.7
	$6.9	$746.7	$66.0
Less: amounts representing interest	(0.6)
Present value of future contractual capital lease payments	$6.3
__________
(1) The amounts shown are primarily the rental payments of one wholly owned, bankruptcy-remote special purpose corporations. We consolidate these rentals for accounting purposes, but they are not our legal obligations.

NOTE 6. Loans

We had total loans outstanding of $97.3 million at December 31, 2014 and $122.7 million at December 31, 2013. No loans were impaired at December 31, 2014 or 2013. In January 2015, Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) repaid its outstanding loan in the amount of of €68.2 million ($77.0 million), including €67.5 million ($76.2 million) of remaining principal and €0.7 million ($0.8 million) of accrued interest.

The following table shows scheduled loan principal payments due by year at December 31, 2014 (in millions):

2015	$86.4
2016	4.3
2017	2.0
2018	4.6
2019	—
Thereafter	—
$97.3

NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include companies offering lease financing and related services for customers operating rail and marine assets, as well as companies that lease aircraft engines. Loan amounts included in investments in affiliated companies were $16.3 million as of December 31, 2014 and $24.2 million as of December 31, 2013.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates. As a result of these sales, we received aggregate cash proceeds of $18.3 million.

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

In 2013, we sold our 37.5% interest in AAE to our partner, Ahaus Alstätter Eisenbahn Holding AG (“AAE Holding”), and recognized a pretax gain of $9.3 million, which we reported as part of our share of affiliates' earnings. The sale price of $114.1 million consisted of

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a cash payment at closing of $23.0 million and a seller loan of €67.5 million ($91.1 million) at a market interest rate. The loan was paid in full in January 2015.

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

The following table presents our most significant investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2014 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$293.6	50.0%
Cardinal Marine Investments LLC	Portfolio Management	45.1	50.0%
Adler Funding LLC	Rail North America	16.9	12.5%
Other affiliates	Various	2.1	Various
Investments in Affiliated Companies		$357.7
__________
(1) Combined investment balances of fourteen separate joint ventures (collectively, the "RRPF affiliates").

The following table shows our share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2014	2013	2012
Rail North America	$7.9	$10.3	$6.5
Rail International	(0.3)	21.1	(18.3)
Portfolio Management	60.2	60.9	33.4
Share of affiliates' earnings (pretax)	67.8	92.3	21.6
Income taxes	(18.3)	(16.5)	(2.0)
Share of Affiliates' Earnings	$49.5	$75.8	$19.6

The following table shows our cash investments in and distributions from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (1)
	2014	2013	2012	2014	2013	2012
Rail North America	$—	$—	$—	$20.0	$—	$14.9
Rail International	—	—	—	—	—	—
Portfolio Management	15.3	101.3	29.7	34.2	47.0	38.3
	$15.3	$101.3	$29.7	$54.2	$47.0	$53.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

__________

(1)	Cash distributions exclude proceeds from sales of affiliates of $19.4 million in 2014, $55.6 million in 2013, and $12.5 million in 2012.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2014	2013	2012
Revenues	$339.0	$334.5	$651.8
Gains on sales of assets	33.7	43.5	57.4
Net income	99.6	108.6	75.3

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2014	2013
Current assets	$211.6	$200.5
Noncurrent assets	3,195.1	2,989.2
Total assets	$3,406.7	$3,189.7

Current liabilities	$378.4	$159.6
Noncurrent liabilities	2,388.2	2,408.8
Shareholders’ equity	640.1	621.3
Total liabilities and shareholders' equity	$3,406.7	$3,189.7

Summarized Financial Data for the RRPF Affiliates

As noted above, our affiliate investments include 50% interests in each of the RRPF affiliates, a collection of fourteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates own 433 aircraft engines at December 31, 2014 which are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $42.2 million in 2014, $46.5 million in 2013, and $36.7 million in 2012.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2014	2013	2012
Lease revenue from third parties	$176.9	$147.6	$140.4
Lease revenue from Rolls-Royce	124.7	119.7	112.9
Depreciation expense	(140.7)	(120.2)	(115.1)
Interest expense	(59.5)	(65.8)	(64.8)
Other expenses	(11.8)	(10.2)	(16.3)
Gains on sales of assets	22.7	35.2	35.9
Income before income taxes	112.3	106.3	93.0
Income tax provision (benefits) (1)	(17.3)	0.4	(3.8)
Net income	$95.0	$106.7	$89.2
_________
(1) Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Several of the RRPF affiliates are flow through entities and income taxes are incurred at the shareholder level. Amounts shown for 2013 and 2012 include tax benefits of approximately $15.2 million and $9.2 million, attributable to statutory rate decreases in the United Kingdom.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2014	2013
Current assets	$146.3	$151.0
Noncurrent assets, including operating assets, net of accumulated depreciation of $862.8 and $744.5 (a)	2,988.1	2,619.6
Total assets	$3,134.4	$2,770.6

Current liabilities	$358.5	$141.0
Long-term debt	2,012.9	1,963.1
Other liabilities	218.1	212.4
Shareholders’ equity	544.9	454.1
Total liabilities and shareholders' equity	$3,134.4	$2,770.6
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2014 (in millions):

	Rolls-Royce	Third Parties	Total
2015	$144.6	$158.9	$303.5
2016	129.3	141.8	271.1
2017	109.7	130.0	239.7
2018	102.4	115.7	218.1
2019	97.1	70.7	167.8
Thereafter	212.3	216.2	428.5
	$795.4	$833.3	$1,628.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows maturities of debt obligations of the RRPF affiliates as of December 31, 2014 (in millions):

2015	$277.0
2016	323.3
2017	252.2
2018	106.9
2019	426.0
Thereafter	904.5
Total debt principal (1)	$2,289.9
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

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity as of December 31 (in millions):

	2014	2013
Operating assets, net of accumulated depreciation (1)	$88.1	$93.0
Nonrecourse debt	15.9	25.4
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities as of December 31 (in millions):

	2014		2013
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$143.9	$143.9	$125.5	$125.5
Other investment	0.4	0.4	0.6	0.6
Total	$144.3	$144.3	$126.1	$126.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2014	2013
Balance	$72.1	$23.6
Weighted average interest rate	0.56%	0.80%

Recourse and Nonrecourse Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2014	2013
Recourse Fixed Rate Debt
Unsecured	04/14/05	04/15/15	5.70%	$100.0	$100.0
Unsecured	02/05/10	05/15/15	4.75%	250.0	250.0
Unsecured	12/22/05	12/22/15	5.75%	70.0	85.0
Unsecured	03/03/06	03/01/16	5.80%	200.0	200.0
Unsecured	11/19/10	07/15/16	3.50%	250.0	250.0
Unsecured	09/20/11	07/15/16	3.50%	100.0	100.0
Unsecured	03/04/14	03/04/17	1.25%	300.0	—
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/19/13	07/30/18	2.38%	250.0	250.0
Unsecured (1)	12/27/10	10/31/18	3.84%	15.7	22.0
Unsecured (1)	11/29/10	11/30/18	3.70%	12.1	17.2
Unsecured	11/19/13	03/15/19	2.50%	300.0	300.0
Unsecured	03/04/14	07/30/19	2.50%	250.0	—
Unsecured	10/31/14	03/30/20	2.60%	250.0	—
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	03/04/14	03/15/44	5.20%	300.0	—
Unsecured	04/30/09	05/15/14	8.75%	—	300.0
Total recourse fixed rate debt				$3,647.8	$2,874.2
Recourse Floating Rate Debt
Unsecured	12/15/10	10/31/15	1.47%	$24.8	$36.4
Unsecured (1)	12/06/11	08/31/16	1.57%	15.3	22.1
Unsecured (1)	09/02/11	08/31/16	1.13%	8.0	11.5
Unsecured (1)	03/29/06	09/30/16	2.08%	18.9	32.2
Unsecured (1)	06/29/07	09/30/16	2.03%	8.5	14.4
Unsecured (1)	12/18/07	10/31/16	1.98%	12.7	21.6
Unsecured	12/21/12	12/21/17	1.39%	100.0	100.0
Unsecured	01/22/13	12/21/17	1.39%	10.0	70.0
Unsecured (1)	08/31/12	12/31/19	2.33%	60.5	68.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Date of Issue	Final Maturity	Interest Rate	2014	2013
Unsecured (1)	06/27/13	12/31/20	1.87%	121.0	137.5
Unsecured (1)	10/30/13	12/31/20	1.91%	30.2	34.4
Unsecured (1)	05/05/14	12/31/20	1.99%	30.2	—
Unsecured	08/28/14	08/28/24	1.54%	100.0	—
Unsecured	03/01/10	02/28/15	1.83%	—	13.7
Unsecured	12/12/11	06/12/17	1.63%	—	103.5
Unsecured	08/12/13	06/12/17	1.63%	—	71.1
Unsecured	01/12/12	06/12/17	1.63%	—	31.5
Unsecured	02/21/13	12/21/17	1.81%	—	35.0
Secured	12/19/11	12/19/20	2.10%	—	91.1
Total recourse floating rate debt				$540.1	$894.7
Nonrecourse Fixed Rate Debt
Secured (1)	09/30/97	09/20/16	6.69%	$15.9	$25.4
Total nonrecourse fixed rate debt				$15.9	$25.4
Nonrecourse Floating Rate Debt
Secured	Various	05/08/14	1.40%	$—	$47.7
Total nonrecourse floating rate debt				$—	$47.7
Total debt principal				$4,203.8	$3,842.0
Debt discount, net				(8.6)	(8.9)
Debt adjustment for fair value hedges				0.6	5.4
Total Debt				$4,195.8	$3,838.5
__________
(1) Amount shown includes scheduled principal payments prior to the final maturity.

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2014 (in millions):

2015	$529.2
2016	639.2
2017	455.4
2018	507.5
2019	592.3
Thereafter	1,480.2
Total debt principal	$4,203.8

At December 31, 2014 we had $95.9 million of our operating assets pledged as collateral for notes or other obligations.

Shelf Registration Statement

During the third quarter of 2013, we filed an updated shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Credit Lines and Facilities

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US. In 2014, we exercised an option to extend the maturity date of our revolving credit facility by one year, to April 30, 2019. At December 31, 2014, available capacity under the credit facility was $506.0 million, reflecting $69.0 million of outstanding commercial paper, which is backed by the facility.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were $0.8 million for 2014, $1.0 million for 2013, and $1.2 million for 2012.

Restrictive Covenants

Our $575 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.5 for the period ended December 31, 2014, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2014, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

As of December 31, 2014, the indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur to $1,283.1 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2014, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries ( "GATX Rail Europe" or "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2014, the maximum amount that GRE could transfer to us without violating its covenants was $111.3 million, therefore implying the loan covenants restrict $391.2 million of subsidiary net assets. At December 31, 2014, GRE was in compliance with all covenants and conditions of these loan agreements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (2)	9.7	—	9.7	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	5.9	—	5.9	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—

Assets	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Available-for-sale equity securities	4.7	4.7	—	—
Liabilities
Interest rate derivatives (1)	0.8	—	0.8	—
Interest rate derivatives (2)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.6	—	2.6	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and credit spreads) that are observable in the market or that can be derived principally from observable market data.

The following table shows disclosures related to our non-recurring Level 3 fair value measurements (in millions):

	Fair Value of Assets	Impairment Losses
2014
Operating assets (1)	$2.5	$0.7
2013
Operating assets (1)	9.6	2.5
2012
Investment in affiliated companies (2)	32.9	14.8
Operating assets (1)	0.7	0.7
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $600.0 million as of December 31, 2014 and three instrument outstanding with an aggregate notional amount of $200.0 million as of December 31, 2013. These derivatives have maturities ranging from 2015 to 2020.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had seven instruments outstanding with an aggregate notional amount of $281.5 million as of December 31, 2014 and six instruments outstanding with an aggregate notional amount of $163.6 million as of December 31, 2013. These derivatives had maturities ranging from 2015 to 2020. Within the next 12 months, we expect to reclassify $6.0 million ($3.8 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss). We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2014 was $5.9 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Loss (Gain) Recognized	2014	2013	2012
Fair value hedges (1)	Interest expense	$4.7	$4.9	$5.0
Cash flow hedges	Other comprehensive loss (effective portion)	5.1	(0.7)	0.2
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	4.9	5.1	4.2
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	3.2	1.5	1.4
Cash flow hedges	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(2.1)	—	—
Cash flow hedges	Other (income) expense (ineffective portion)	—	—	(0.1)
Non-designated (2)	Other (income) expense	(11.4)	(0.6)	5.0
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
For 2014, includes $10.4 million of gains on foreign currency derivatives which substantially offset losses from foreign currency remeasurement adjustments on the AAE loan, also recognized in other income.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2014	2014	2013	2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.5	$2.4	$1.7	$4.0
Loans	97.3	97.4	122.7	121.5
Liabilities
Recourse fixed rate debt	$3,639.9	$3,775.0	$2,871.2	$2,994.0
Recourse floating rate debt	540.0	540.0	894.7	906.2
Nonrecourse debt	15.9	16.6	72.6	74.7

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

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014 Pension Benefits	2013 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$442.7	$473.8	$40.4	$48.1
Service cost	5.9	6.7	0.1	0.2
Interest cost	20.7	18.4	1.6	1.6
Actuarial loss (gain)	67.0	(26.8)	2.6	(6.2)
Benefits paid	(31.2)	(30.3)	(3.9)	(3.3)
Effect of foreign exchange rate changes	(2.4)	0.9	—	—
Benefit obligation at end of year	$502.7	$442.7	$40.8	$40.4
Change in Fair Value of Plan Assets
Plan assets at beginning of year	447.8	409.1	—	—
Actual return on plan assets	40.3	65.9	—	—
Effect of exchange rate changes	(2.4)	0.7	—	—
Company contributions	2.4	2.4	3.9	3.3
Benefits paid	(31.2)	(30.3)	(3.9)	(3.3)
Plan assets at end of year	$456.9	$447.8	$—	$—
Funded Status at end of year	$(45.8)	$5.1	$(40.8)	$(40.4)
Amount Recognized
Other liabilities (assets), net	$(45.8)	$5.1	$(40.8)	$(40.4)
Accumulative other comprehensive loss:
Net actuarial loss	170.9	127.6	3.3	0.6
Prior service (credit) cost	(2.1)	(3.1)	0.4	0.4
Accumulated other comprehensive loss	168.8	124.5	3.7	1.0
Total recognized	$123.2	$129.6	$(37.1)	$(39.4)
After-tax amount recognized in accumulated other comprehensive loss	$105.4	$77.6	$2.3	$0.6

The aggregate accumulated benefit obligation for the defined benefit pension plans was $475.8 million at December 31, 2014 and $426.3 million at December 31, 2013.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2014	2013
Projected benefit obligations	$502.7	$67.8
Fair value of plan assets	456.9	40.0

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2014	2013
Accumulated benefit obligations	$170.6	$66.4
Fair value of plan assets	140.5	40.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2014 Pension Benefits	2013 Pension Benefits	2012 Pension Benefits	2014 Retiree Health and Life	2013 Retiree Health and Life	2012 Retiree Health and Life
Service cost	$5.9	$6.7	$5.7	$0.1	$0.2	$0.2
Interest cost	20.7	18.4	19.7	1.6	1.6	2.0
Expected return on plan assets	(28.4)	(27.5)	(29.6)	—	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	11.3	14.9	9.9	(0.1)	—	(0.1)
Net periodic cost	$8.5	$11.5	$4.7	$1.5	$1.7	$2.0

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2015 from amounts recorded in accumulated comprehensive loss (gain) as of December 31, 2014 (in millions):

	2015
	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss	$14.1	$0.1
Unrecognized prior service credit (cost)	(1.0)	0.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2014	2013
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	4.05%	4.80%
Discount rate — hourly funded plan	4.10%	4.90%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	3.00%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.80%	3.95%
Discount rate — hourly funded plan	4.90%	4.05%
Expected return on plan assets — salaried funded plan	7.60%	7.75%
Expected return on plan assets — hourly funded plan	6.90%	6.80%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	3.00%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	3.20%	4.40%
Rate of pension-in-payment increases	2.90%	3.40%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	4.40%	4.25%
Expected return on plan assets	5.40%	5.34%
Rate of pension-in-payment increases	3.40%	3.00%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health	3.65%	4.20%
Discount rate - hourly health	3.85%	4.60%
Discount rate - salaried life insurance	4.00%	4.75%
Discount rate - hourly life insurance	3.70%	4.40%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	4.20%	3.65%
Discount rate - hourly health	4.60%	3.60%
Discount rate - salaried life insurance	4.75%	3.90%
Discount rate - hourly life insurance	4.40%	3.45%
Rate of compensation increases	N/A	N/A

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

	2014	2013
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims	7.50%	8.00%
Prescription drugs claims	7.00%	7.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	5.00%	5.00%
Prescription drugs claims	5.00%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2023	2020
Prescription drugs claims	2023	2020

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has a significant effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2014 and the post-retirement benefit obligation as of December 31, 2014 (in millions) :

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.6	(2.3)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2014 and 2013, and current target asset allocation for 2015, by asset category:

		Plan Assets at December 31
	Target	2014	2013
Asset Category
Equity securities	52.0%	51.7%	66.7%
Debt securities	44.0%	43.9%	27.8%
Real estate	4.0%	4.3%	5.4%
Cash	—%	0.1%	0.1%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2014 and 2013, and current target asset allocation for 2015, by asset category:

		Plan Assets at December 31
	Target	2014	2013
Asset Category
Equity securities	36.8%	37.7%	38.5%
Debt securities	63.2%	62.3%	61.5%
	100.0%	100.0%	100.0%

The following tables set forth the fair value of our pension plan assets as of December 31 (in millions):

	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$0.9	$0.9	$—	$—
Common stock				—
US equities	13.3	13.3	—	—
International equities	1.6	1.6	—	—
Common stock collective funds	215.2	—	215.2	—
Fixed income collective trust funds	208.1	—	208.1	—
Real estate collective trust funds	17.9	—	17.9	—
Total	$457.0	$15.8	$441.2	$—

	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$1.3	$1.3	$—	$—
Common stock				—
US equities	21.4	21.4	—	—
International equities	2.4	2.4	—	—
Common stock collective funds	263.0	—	263.0	—
Fixed income collective trust funds	138.0	—	138.0	—
Real estate collective trust funds	21.7	—	21.7	—
Total	$447.8	$25.1	$422.7	$—

The following is a description of the valuation techniques and inputs used as of December 31, 2014 and 2013:

Short-term investment funds

We value short-term investment funds based on the closing net asset values quoted by the funds. The net asset values are the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. Short-term investment funds are highly liquid investments in obligations of the US Government or its agencies or instrumentalities, and the related money market instruments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In 2015, we expect to contribute approximately $6.0 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service, as appropriate, we expect the plan to pay (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2015	$28.2	$2.0	$3.5
2016	28.3	2.2	3.4
2017	28.7	2.3	3.3
2018	29.2	2.3	3.2
2019	29.6	2.8	3.1
Years 2020-2024	152.2	15.3	14.0
	$296.2	$26.9	$30.5

In addition to our defined benefit plans, we have two 401(k) retirement plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $1.8 million for 2014, $1.6 million for 2013, and $1.6 million for 2012.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.

The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2014	2013	2012
American Maritime Officers Pension Plan (1)	13-1969709-001	Endangered-Yellow	$1.5	$1.4	$1.5	January 15, 2017
Other multiemployer post-retirement plans			7.0	6.7	6.6
Total			$8.5	$8.1	$8.1
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

NOTE 12. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of stock appreciation rights, restricted stock units, performance shares and phantom stock awards. As of December 31, 2014, 3.5 million shares were authorized under the 2012 Plan and 2.4 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the service period of each award. Share-based compensation expense was $14.0 million for 2014, $13.1 million for 2013, and $12.2 million for 2012, and the related tax benefits were $5.3 million for 2014, $4.9 million for 2013, and $4.6 million for 2012.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table shows the weighted average fair value for our stock appreciation rights and the assumptions we used to estimate fair value:

	2014	2013	2012
Weighted average estimated fair value	$18.12	$18.89	$18.48
Quarterly dividend rate	$0.33	$0.30	$0.29
Expected term of stock appreciation rights, in years	4.4	4.7	4.7
Risk-free interest rate	1.3%	0.7%	1.0%
Dividend yield	2.3%	2.6%	2.7%
Expected stock price volatility	30.3%	42.4%	43.3%
Present value of dividends	$5.76	$5.60	$5.37

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2014:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,694	$36.03
Granted	297	58.50
Exercised	(467)	37.71
Forfeited/Cancelled	(33)	50.71
Expired	(1)	41.02
Outstanding at end of the year	1,490	39.65
Vested and exercisable at end of the year	919	32.08

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2014, 2013, and 2012, and the weighted average remaining contractual term and aggregate intrinsic value of stock appreciation rights outstanding and vested as of December 31, 2014:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercised in 2012		$4.9
Exercised in 2013		6.9
Exercised in 2014		11.8

Outstanding at December 31, 2014 (a)	3.7	27.5
Vested and exercisable at December 31, 2014	2.6	23.8
__________________
(a) As of December 31, 2014, there are no remaining stock options outstanding.

As of December 31, 2013, all stock options were either exercised or called. Therefore, no cash was received from employees for exercises of stock options during the year ended December 31, 2014. The total cash we received from employees for exercises of stock options during the years ended December 31, 2013 and December 31, 2012 was $1.2 million and $5.6 million. As of December 31, 2014, we had $14.1 million of unrecognized compensation expense related to nonvested stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

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

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years. The performance shares granted in 2014 include an option to settle shares earned in cash upon vesting.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2014, there was $7.9 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 1.8 years.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2014:

	Number of Share Units Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	200,050	$41.17
Granted	56,020	58.66
Vested	(70,986)	34.77
Forfeited	(7,874)	49.42
Nonvested at end of the year	177,210	48.90
Performance Shares:
Nonvested at beginning of the year	160,332	$44.48
Granted	62,670	53.63
Net increase due to estimated performance	67,392	47.49
Vested	(92,958)	44.02
Forfeited	(22,367)	46.57
Nonvested at end of the year	175,069	48.95

The total fair value of restricted stock units and performance shares that vested during the year was $6.6 million in 2014, $7.5 million in 2013, and $5.6 million in 2012.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2014, we granted 17,473 units of phantom stock and there were 147,962 units outstanding as of December 31, 2014.

NOTE 13. Income Taxes

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have not recognized deferred US income taxes on the undistributed earnings of foreign subsidiaries and affiliates that we intend to permanently reinvest in foreign operations. The cumulative amount of such earnings was $727.7 million at December 31, 2014. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2014	2013
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$963.8	$852.0
Investments in affiliated companies	99.7	93.7
Lease accounting	10.5	24.4
Other	0.1	—
Total deferred tax liabilities	1,074.1	970.1
Deferred Tax Assets
Federal net operating loss	41.8	8.9
Alternative minimum tax credit	9.2	8.4
Foreign tax credit	3.6	3.6
Valuation allowance on foreign tax credit	(3.6)	(3.6)
State net operating loss	28.7	27.1
Valuation allowance on state net operating loss	(11.3)	(11.2)
Foreign net operating loss	5.8	8.5
Valuation allowance on foreign net operating loss	(0.2)	(0.2)
Accruals not currently deductible for tax purposes	18.7	14.1
Allowance for losses	1.7	2.2
Pension and post-retirement benefits	32.6	13.3
Other	9.8	7.6
Total deferred tax assets	136.8	78.7
Net deferred tax liabilities	937.3	$891.4

At December 31, 2014, we have a US federal tax net operating loss carryforward of $119.3 million that will expire in 2033. We also have an alternative minimum tax credit of $9.2 million that has an unlimited carryforward period.

At December 31, 2014, we have foreign tax credits of $3.6 million that are scheduled to expire beginning in 2016. We have recorded a $3.6 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them. We also have state net operating losses of $28.7 million, net of federal benefits that are scheduled to expire at various times beginning in 2015. We have recorded an $11.3 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we have foreign net operating losses, net of valuation allowances, of $5.6 million which have unlimited carryforward periods. Our use of future tax credits and net operating losses depends on a number of variables, including the amount of taxable income, foreign source income attributes, and state apportionment factors.

The following table shows a reconciliation of the beginning and ending amount of our gross liability for unrecognized tax benefits (in millions)

	2014	2013
Beginning balance	$5.7	$4.7
Reductions due to settlement of tax audit issues	(0.4)	—
Additions to tax positions for prior years	0.3	1.0
Ending balance	$5.6	$5.7

At December 31, 2014, our gross liability for unrecognized tax benefits was $5.6 million, of which $3.6 million, if recognized, would favorably impact income tax expense. During the year ended December 31, 2014, we settled a tax audit recognizing a tax benefit of $0.4 million. Additionally, in 2014, we added a gross state tax liability of $0.3 million (net tax expense impact of $0.2 million). During the year ended December 31, 2013, we added a gross state tax liability of $1.0 million (net tax expense impact of $0.6 million). We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the US jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2014, all audits with respect to our federal tax returns for years prior to 2010 have been closed. However, GATX and our subsidiaries are undergoing audits in various state and foreign jurisdictions.

The following table shows the components of income before income taxes, excluding affiliates, for the years ending December 31 (in millions):

	2014	2013	2012
Domestic	$137.9	$66.0	$80.5
Foreign	93.3	93.0	63.3
	$231.2	$159.0	$143.8

The following table shows income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 (in millions):

	2014	2013	2012
Current
Domestic:
Federal	$0.7	$1.4	$(8.8)
State and local	0.6	—	2.5
	1.3	1.4	(6.3)
Foreign	13.0	10.5	8.0
	14.3	11.9	1.7
Deferred
Domestic:
Federal	45.0	36.6	16.0
State and local	5.6	5.3	(3.1)
	50.6	41.9	12.9
Foreign	10.8	11.7	11.5
	61.4	53.6	24.4
Income taxes	$75.7	$65.5	$26.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2014	2013	2012
Income taxes at federal statutory rate	$80.9	$55.6	$50.4
Adjust for effect of:
GATX income taxes on sale of AAE	—	23.2	—
Foreign tax credits	—	(3.9)	(13.7)
Foreign earnings taxed at lower rates	(8.5)	(10.3)	(4.1)
Tax effect of foreign dividends	—	—	6.3
Expiration of the applicable statute of limitations	—	—	(15.5)
Corporate owned life insurance	(0.6)	(0.5)	(0.3)
State income taxes	4.1	1.5	1.9
Other	(0.2)	(0.1)	1.1
Income taxes	$75.7	$65.5	$26.1
Effective income tax rate	32.7%	41.2%	18.2%

In 2014, our effective tax rate was 32.7% compared to 41.2% in 2013 and 18.2% in 2012. The prior year effective tax rate reflects incremental US and state income taxes of $23.2 million that we incurred on the sale of our investment in AAE. Additionally, we realized foreign tax credit carryforwards of $3.9 million. In 2012, we recognized a $15.5 million benefit attributable to previously unrecognized tax benefits resulting from the expiration of the applicable statute of limitations. Additionally, the 2012 tax provision benefited from the utilization of $13.7 million in foreign tax credits partially offset by $6.3 million of tax expenses associated with foreign dividends repatriated during the year.

The adjustment for foreign earnings in each year reflects the impact of lower tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, income taxes for our affiliates were $18.3 million in 2014, $16.5 million in 2013, and $2.0 million in 2012. These amounts were favorably impacted by deferred tax benefits of $7.6 million in 2013 and $4.6 million in 2012, which were the result of income tax rate reductions enacted in the United Kingdom.

NOTE 14. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. We generated approximately 24% of our total revenues from customers in the petroleum industry, 21% from the chemical industry, 20% from the transportation industry, 10% from the steel industry, and 7% from the food/agriculture industries. Our foreign identifiable revenues were primarily derived in Germany, Canada, Poland, Mexico, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for the years ended December 31, 2014, 2013, and 2012. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our reservable assets portfolio.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Labor Force

As of December 31, 2014, collective bargaining agreements covered approximately 40% of our employees of which agreements covering 3% of employees have expired or will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and Employee Shop Committee of Riviere-des-Prairies. The unlicensed shipboard personnel on twelve of the ASC vessels in operation during 2014 are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers. Certain employees of GATX Rail Europe are represented by one union in Germany and three unions in Poland.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2014	2013
Lease payment guarantees	$28.5	$34.8
Standby letters of credit	8.7	8.8
Performance bonds	0.4	0.6
Asset residual value guarantees	—	5.6
Total commercial commitments (1)	$37.6	$49.8
__________________

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $5.1 million at December 31, 2014 and $6.2 million at December 31, 2013. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2014	2013	2012
Numerator:
Net income	$205.0	$169.3	$137.3

Denominator:
Denominator for basic earnings per share — weighted average shares	45.0	46.4	46.8
Effect of dilutive securities
Equity compensation plans	0.8	0.7	0.7
Convertible preferred stock	—	—	0.1
Weighted average shares outstanding - diluted	45.8	47.1	47.6
Basic earnings per share	$4.55	$3.64	$2.93
Diluted earnings per share	$4.48	$3.59	$2.88

NOTE 17. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $86.1 million as of December 31, 2014 and $94.6 million as of December 31, 2013. In the fourth quarter of 2014, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2014 and 2013, changes in the carrying amount of our goodwill resulted from changes in foreign currency exchange rates.

NOTE 18. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2014	2013
Beginning balance	$5.2	$4.6
Provision for losses	0.8	0.7
Charges to allowance	(0.3)	—
Recoveries and other, including foreign exchange adjustments	—	(0.1)
Ending balance	$5.7	$5.2

The allowance for losses is comprised of a general allowance for trade receivables and specific allowances for finance leases. As of December 31, 2014, the general allowance for trade receivables was $4.5 million, or 5.2% of rent and other receivables, compared to $4.0 million, or 4.9% of rent and other receivables, at December 31, 2013. At December 31, 2014, specific allowances of $1.2 million were comparable to prior year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2014	2013
Inventory	$52.0	$45.8
Office furniture, fixtures and other equipment, net of accumulated depreciation	34.1	34.9
Derivatives	11.5	6.0
Deferred financing costs	21.6	18.6
Assets held for sale	7.0	10.3
Other investments	6.0	6.9
Prepaid items	12.4	12.4
Prepaid pension	—	32.9
Other	84.4	57.7
	$229.0	$225.5

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2014	2013
Accrued operating lease expense	$43.4	$48.6
Accrued pension and other post-retirement benefits	86.6	68.2
Deferred gains on sale-leasebacks	49.0	53.3
Unrecognized tax benefits	3.6	3.9
Environmental accruals	13.8	14.7
Deferred income	5.6	6.7
Derivatives	7.5	3.6
Other	36.6	31.6
	$246.1	$230.6

NOTE 20. Shareholders’ Equity

In 2014, our board of directors authorized a $250 million share repurchase program. During the year, we purchased 1.9 million shares of common stock for $124.6 million. In 2013, we purchased 1.4 million shares of common stock for $68.6 million, which completed our $200 million repurchase authorization approved in 2008. The timing of share repurchases depends on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2014, 66.6 million shares were issued and 44.2 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2014 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.5
GATX Corporation 2012 Incentive Award Plan	3.5
6.0

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. As of December 31, 2014, we have no outstanding shares of preferred stock. In 2013, we either converted or redeemed all 15,567 outstanding shares of our $2.50 cumulative convertible preferred stock.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2011	$6.4	$(0.6)	$(56.2)	$(118.7)	$(169.1)
Change in component	25.0	0.5	6.2	(28.8)	2.9
Reclassification adjustments into earnings	—	(0.4)	6.5	8.7	14.8
Income tax effect	—	0.1	(1.0)	7.7	6.8
Balance at December 31, 2012	31.4	(0.4)	(44.5)	(131.1)	(144.6)
Change in component	25.8	1.4	22.3	71.0	120.5
Reclassification adjustments into earnings	—	—	6.6	13.8	20.4
Income tax effect	—	(0.6)	(6.5)	(31.9)	(39.0)
Balance at December 31, 2013	57.2	0.4	(22.1)	(78.2)	(42.7)
Change in component	(79.1)	(0.2)	0.3	(57.3)	(136.3)
Reclassification adjustments into earnings	—	—	6.0	10.1	16.1
Income tax effect	—	0.1	(3.3)	17.7	14.5
Balance at December 31, 2014	$(21.9)	$0.3	$(19.1)	$(107.7)	$(148.4)

NOTE 22. Foreign Operations

For the years ended December 31, 2014, 2013, and 2012, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2014 and 2013, we did not have more than 10% of our identifiable assets in any one foreign country.

The following table shows our domestic and foreign revenues and identifiable assets for the years ending or as of December 31 (in millions):

	2014	2013	2012
Revenues
Foreign	$346.2	$332.1	$279.8
United States	1,104.8	988.9	963.4
	$1,451.0	$1,321.0	$1,243.2
Identifiable Assets
Foreign	$2,133.9	$2,200.1	$1,897.9
United States	4,803.6	4,349.5	4,157.5
	$6,937.5	$6,549.6	$6,055.4

NOTE 23. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 90 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial.

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers who had provided coverage for such expenses. As of December 31, 2014, GRA had incurred approximately $7.8 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which is set for hearing in November 2015. GRA is also negotiating issues of reimbursement for outstanding defense costs with the three other insurers in the current coverage layer, which includes a 25% share held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration or the amount of defense fees and costs that ultimately may not be reimbursed by Liberty or the other excess insurers in the current coverage layer.

GRA believes that it and its Employees acted diligently and properly, but we cannot predict the outcome of the Lucca Trial or what other legal proceedings or claims, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the possible amount or range of loss that may ultimately be incurred in connection with this accident. Accordingly, we have not established any accruals with respect to this matter.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 31, 2015, there were 104 asbestos-related cases pending against GATX and its subsidiaries. Of the total number of pending cases, 87 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2014, 7 new cases were filed, and 34 cases were dismissed without payment or otherwise settled for an immaterial amount. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Accruals

For losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated, we have recorded accruals totaling $1.7 million at December 31, 2014. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

In addition, we have other litigation matters pending for which we have not recorded any accruals because our potential liability for those matters is not probable or cannot be reasonably estimated based on currently available information. For those matters where we have not recorded an accrual but a loss is reasonably possible, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have not recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in a significant liability for GATX.

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

At the time a potential environmental issue is identified, initial accruals for environmental liability are established when such liability is determined to be probable and a reasonable estimate of the associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that our internal environmental staff (and where appropriate, independent consultants) have advised to be necessary to comply with applicable laws and regulations. Activities include surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, we have provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, accruals are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. We conduct a quarterly environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 18 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2014, we have recorded accruals of $13.8 million for remediation and restoration costs that we believe

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is comprised of our wholly owned European operations ("GATX Rail Europe" or "GRE") and a recently established railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance and other ancillary services.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management generates leasing, marine operating, asset remarketing and management fee income through a collection of diversified wholly owned assets and joint venture investments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2014, 2013, and 2012 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2014 Profitability
Revenues
Lease revenue	$864.1	$188.6	$4.2	$29.7	$—	$1,086.6
Marine operating revenue	—	—	223.0	63.3	—	286.3
Other revenue	63.4	10.3	—	4.4	—	78.1
Total Revenues	927.5	198.9	227.2	97.4	—	1,451.0
Expenses
Maintenance expense	265.5	45.9	25.6	—	—	337.0
Marine operating expense	—	—	149.2	48.6	—	197.8
Depreciation expense	190.0	47.1	13.6	22.8	—	273.5
Operating lease expense	103.7	—	5.2	—	(0.2)	108.7
Other operating expense	21.9	5.1	—	1.9	—	28.9
Total Expenses	581.1	98.1	193.6	73.3	(0.2)	945.9
Other Income (Expense)
Net gain (loss) on asset dispositions	72.3	6.0	(0.5)	9.4	—	87.2
Interest expense, net	(98.4)	(24.7)	(5.6)	(24.3)	(5.4)	(158.4)
Other expense	(7.2)	(3.1)	(0.2)	(1.2)	(1.8)	(13.5)
Share of affiliates' earnings (pretax)	7.9	(0.3)	—	60.2	—	67.8
Segment profit (loss)	$321.0	$78.7	$27.3	$68.2	$(7.0)	488.2
Selling, general and administrative expense						189.2
Income taxes (including $18.3 related to affiliates' earnings)						94.0
Net income						$205.0

Selected Balance Sheet Data
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.3	$1,229.4	$286.7	$813.3	$249.8	$6,937.5
Capital Expenditures
Portfolio investments and capital additions	$810.6	$163.6	$18.4	$32.3	$5.6	$1,030.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2013 Profitability
Revenues
Lease revenue	$758.9	$180.2	$4.2	$31.9	$—	$975.2
Marine operating revenue	—	—	223.5	51.6	—	275.1
Other revenue	58.2	8.8	—	3.7	—	70.7
Total Revenues	817.1	189.0	227.7	87.2	—	1,321.0
Expenses
Maintenance expense	228.2	42.9	22.9	—	—	294.0
Marine operating expense	—	—	151.3	38.5	—	189.8
Depreciation expense	176.7	43.2	12.1	23.0	—	255.0
Operating lease expense	124.4	—	5.2	—	(0.2)	129.4
Other operating expense	18.4	5.3	—	2.4	—	26.1
Total Expenses	547.7	91.4	191.5	63.9	(0.2)	894.3
Other Income (Expense)
Net gain (loss) on asset dispositions	67.7	3.7	(1.3)	15.5	—	85.6
Interest expense, net	(106.0)	(23.9)	(6.2)	(26.7)	(3.8)	(166.6)
Other (expense) income	(9.8)	(1.1)	0.2	1.4	0.9	(8.4)
Share of affiliates' earnings (pretax)	10.3	21.1	—	60.9	—	92.3
Segment profit (loss)	$231.6	$97.4	$28.9	$74.4	$(2.7)	429.6
Selling, general and administrative expense						178.3
Income taxes (including $16.5 related to affiliates' earnings)						82.0
Net income						$169.3

Selected Balance Sheet Data
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.5	$1,297.1	$271.0	$856.9	$414.1	$6,549.6
Capital Expenditures
Portfolio investments and capital additions	$502.4	$168.5	$11.2	$170.5	$7.0	$859.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2012 Profitability
Revenues
Lease revenue	$713.9	$161.2	$4.3	$37.6	$—	$917.0
Marine operating revenue	—	—	239.1	26.4	—	265.5
Other revenue	51.4	6.5	—	2.8	—	60.7
Total Revenues	765.3	167.7	243.4	66.8	—	1,243.2
Expenses
Maintenance expense	201.4	46.6	21.7	—	—	269.7
Marine operating expense	—	—	160.3	22.1	—	182.4
Depreciation expense	167.7	36.1	11.9	21.7	—	237.4
Operating lease expense	126.5	—	3.8	0.2	(0.3)	130.2
Other operating expense	18.5	5.1	(0.3)	0.9	0.0	24.2
Total Expenses	514.1	87.8	197.4	44.9	(0.3)	843.9
Other Income (Expense)
Net gain on asset dispositions	58.6	1.7	—	19.2	—	79.5
Interest expense, net	(101.9)	(24.5)	(7.1)	(27.7)	(5.4)	(166.6)
Other (expense) income	(5.1)	(6.1)	(1.4)	3.4	1.0	(8.2)
Share of affiliates' earnings (pretax)	6.5	(18.3)	—	33.4	—	21.6
Segment profit (loss)	$209.3	$32.7	$37.5	$50.2	$(4.1)	325.6
Selling, general and administrative expense						160.2
Income taxes (including $2.0 related to affiliates' earnings)						28.1
Net income						$137.3

Selected Balance Sheet Data
Investments in affiliated companies	$46.9	$77.2	$—	$377.9	$—	$502.0
Identifiable assets	$3,601.1	$1,105.8	$284.2	$797.4	$266.9	$6,055.4
Capital Expenditures
Portfolio investments and capital additions	$465.9	$200.1	$12.6	$83.5	$7.9	$770.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	In millions, except per share data
2014
Total revenues	$286.6	$365.8	$397.2	$401.4	$1,451.0
Net income	$42.1	$53.1	$51.3	$58.5	$205.0
Per Share Data (1)
Basic	$0.92	$1.17	$1.16	$1.32	$4.55
Diluted	$0.90	$1.15	$1.14	$1.30	$4.48
2013
Total revenues	$272.3	$338.9	$353.2	$356.6	$1,321.0
Net income	$27.1	$35.1	$53.8	$53.3	$169.3
Per Share Data (1)
Basic	$0.58	$0.75	$1.16	$1.16	$3.64
Diluted	$0.57	$0.74	$1.15	$1.14	$3.59
___________________

(1)
Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 26. Subsequent Events

Subsequent to December 31, 2014, we issued $100 million of 2.60% senior notes due in 2020, $300 million of 3.25% senior notes due in 2025 and $250 million of 4.50% senior notes due in 2045. We intend to use the net proceeds for several purposes, including the repayment of outstanding debt principal or term loan balances and for general corporate purposes, including working capital and capital expenditures.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015, expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2015

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Nominees for Election to the Board of Directors", "Director Qualifications", "Identification and Evaluation of Director Nominees", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Identification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 13, 2015, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, and “Compensation Committee Report” in our definitive Proxy Statement to be filed on or about March 13, 2015, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 13, 2015, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 13, 2015, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees”, and “Pre-Approval Policy” in our definitive Proxy Statement to be filed on or about March 13, 2015, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	114

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
February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 25, 2015

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 25, 2015

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 25, 2015

Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Stephen R. Wilson	Director
Paul G. Yovovich	Director

By /s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 25, 2015

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31
	2014	2013
Assets
Cash and cash equivalents	$162.3	$294.6
Operating assets and facilities, net	3,397.0	2,724.3
Investments in affiliated companies	2,199.5	2,197.9
Other assets	396.0	428.8
Total Assets	$6,154.8	$5,645.6

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$54.9	$79.6
Debt	3,821.1	3,249.2
Other liabilities	964.8	919.8
Total Liabilities	4,840.8	4,248.6
Total Shareholders’ Equity	1,314.0	1,397.0
Total Liabilities and Shareholders’ Equity	$6,154.8	$5,645.6

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31
	2014	2013	2012
Revenues
Lease revenue	$669.7	$543.0	$504.5
Other revenue	60.2	51.3	43.5
Total Revenues	729.9	594.3	548.0
Expenses
Maintenance expense	227.6	176.5	154.8
Depreciation expense	147.7	131.1	122.2
Operating lease expense	83.0	89.5	91.6
Other operating expense	17.1	12.7	12.0
Selling, general and administrative expense	139.7	131.1	118.4
Total Expenses	615.1	540.9	499.0
Other Income (Expense)
Net gain on asset dispositions	67.9	68.6	59.4
Interest expense, net	(66.7)	(63.7)	(65.4)
Other income (expense)	2.5	(7.0)	(4.4)
Income before Income Taxes and Share of Affiliates' Earnings	118.5	51.3	38.6
Income Taxes	(41.7)	(10.7)	1.0
Share of Affiliates' Earnings, Net of Taxes	128.2	128.7	97.7
Net Income	$205.0	$169.3	$137.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(79.1)	25.8	25.0
Unrealized (loss) gain on securities	(0.1)	0.8	0.2
Unrealized gain on derivative instruments	3.0	22.4	11.7
Post-retirement benefit plans	(29.5)	52.9	(12.4)
Other comprehensive (loss) income	(105.7)	101.9	24.5
Comprehensive Income	$99.3	$271.2	$161.8

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2014	2013	2012
Operating Activities
Net cash provided by operating activities	$219.5	$104.3	$269.6
Investing Activities
Capital additions	(748.1)	(513.5)	(444.6)
Purchases of leased-in assets	(150.5)	(61.4)	(1.4)
Proceeds from sale-leasebacks	—	90.7	104.9
Portfolio proceeds and other	169.5	320.7	136.6
Net cash used in investing activities	(729.1)	(163.5)	(204.5)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(692.2)	(483.8)	(603.7)
Net increase (decrease) in debt with original maturities of 90 days or less	69.0	(185.0)	185.0
Proceeds from issuances of debt (original maturities longer than 90 days)	1,188.7	967.0	381.4
Stock repurchased	(124.6)	(68.6)	—
Dividends	(62.0)	(60.5)	(57.7)
Other	(1.6)	1.2	5.0
Net cash provided by (used in) financing activities	377.3	170.3	(90.0)
Net (decrease) increase in cash and cash equivalents during the year	(132.3)	111.1	(24.9)
Cash and Cash Equivalents at beginning of year	294.6	183.5	208.4
Cash and Cash Equivalents at end of year	$162.3	$294.6	$183.5

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
Filed with this Report:
10.25
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated November 3, 2014. (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on February 25, 2015).

12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

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

i.
Amendment No. 1 to the Credit Agreement, dated as of July 8, 2014, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Current Report on Form 8-K dated July 11, 2014, file number 1-2328.

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
10.8
Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.9
Non Qualified Stock Option Agreement for awards made under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10F to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, file number 1-2328.*

10.10
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.11
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.12
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.13
Form of GATX Corporation Performance Share Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.14
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 11, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

10.15
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.16
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.17
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, William M. Muckian, Michael T. Brooks, and Curt F. Glenn is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.18
Form of Agreement for Employment Following a Change of Control dated as of January 1, 2014, between GATX Corporation and Thomas A. Ellman is incorporated herein by reference to Exhibit 10.2 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.19
Form of Agreement for Employment following a Change of Control dated January 1, 2014, between GATX Corporation and Paul F. Titterton is incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.20
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.21
Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

10.22
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.23
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.24
Form of Performance Share Agreement with cash-election option for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

99.1
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.*

99.2
Certain instruments evidencing long-term indebtedness of GATX Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation’s total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.

__________

(*) Compensatory Plans or Arrangements