Form 10-Q
period 2015-03-31
GATX CORP
filed 2015-04-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes  ☐    No  ☒
As of March 31, 2015, 43.9 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2015

FORWARD-LOOKING STATEMENTS

Forward looking statements in this report that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that reflect our current views with respect to, among other things, future events, financial performance and market conditions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions.
A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our other filings with the Securities and Exchange Commission. Specific risks and uncertainties include, but are not limited to, (1) changes in regulatory requirements for tank cars carrying crude, ethanol, and other flammable liquids, (2) competitive factors in our primary markets, (3) weak economic conditions, financial market volatility, and other factors that may decrease demand for our assets and services, (4) inability to maintain our assets on lease at satisfactory rates, (5) changes to, or failure to comply with, laws, rules, and regulations applicable to our assets and operations, (6) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives, (7) financial and operational risks associated with long-term railcar purchase commitments, (8) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (9) events having an adverse impact on assets, customers, or regions where we have a large investment, (10) decreased demand for certain railcars used in the petroleum industry due to sustained low crude oil prices, (11) risks related to international operations and expansion into new geographic markets, (12) inadequate allowances to cover credit losses in our portfolio, (13) asset impairment charges we may be required to recognize, (14) environmental remediation costs or a negative outcome in pending or threatened litigation, (15) inability to obtain cost-effective insurance, (16) fluctuations in foreign exchange rates, (17) operational and financial risks related to our affiliate investments, (18) reduced opportunities to generate asset remarketing income, (19) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees and (20) other risks discussed in our filings with the US Securities and Exchange Commission ("SEC"), including our Form 10-K for the year ended December 31, 2014, all of which are available on the SEC's website (www.sec.gov). You should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share data)

	March 31	December 31
	2015	2014
Assets
Cash and Cash Equivalents	$351.4	$209.9
Restricted Cash	15.6	14.5
Receivables
Rent and other receivables	64.1	86.0
Loans	13.4	97.3
Finance leases	175.4	174.7
Less: allowance for losses	(5.6)	(5.7)
	247.3	352.3

Operating Assets and Facilities ($123.1 and $123.1 related to a consolidated VIE)	8,194.2	8,143.5
Less: allowance for depreciation ($36.2 and $35.0 related to a consolidated VIE)	(2,434.9)	(2,455.5)
	5,759.3	5,688.0
Investments in Affiliated Companies	359.7	357.7
Goodwill	79.1	86.1
Other Assets	244.0	229.0
Total Assets	$7,056.4	$6,937.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$163.8	$165.9
Debt
Commercial paper and borrowings under bank credit facilities	2.8	72.1
Recourse	4,443.8	4,179.9
Nonrecourse ($13.7 and $15.9 related to a consolidated VIE)	13.7	15.9
Capital lease obligations	5.0	6.3
	4,465.3	4,274.2
Deferred Income Taxes	952.1	937.3
Other Liabilities	192.7	246.1
Total Liabilities	5,773.9	5,623.5

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,724,418 and 66,600,984 Outstanding shares — 43,900,464 and 44,198,850	41.5	41.4
Additional paid in capital	671.2	672.8
Retained earnings	1,547.2	1,501.7
Accumulated other comprehensive loss	(196.9)	(148.4)
Treasury stock at cost (22,823,954 and 22,402,134 shares)	(780.5)	(753.5)
Total Shareholders’ Equity	1,282.5	1,314.0
Total Liabilities and Shareholders’ Equity	$7,056.4	$6,937.5

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended March 31
	2015	2014
Revenues
Lease revenue	$278.3	$250.6
Marine operating revenue	24.2	17.7
Other revenue	17.2	18.3
Total Revenues	319.7	286.6
Expenses
Maintenance expense	78.3	73.1
Marine operating expense	18.9	15.0
Depreciation expense	68.5	58.7
Operating lease expense	20.7	26.9
Other operating expense	7.3	6.6
Selling, general and administrative expense	45.7	42.7
Total Expenses	239.4	223.0
Other Income (Expense)
Net gain on asset dispositions	45.3	28.1
Interest expense, net	(40.9)	(42.0)
Other expense	(4.0)	(3.4)
Income before Income Taxes and Share of Affiliates’ Earnings	80.7	46.3
Income Taxes	(27.0)	(14.1)
Share of Affiliates’ Earnings, Net of Taxes	8.5	9.9
Net Income	$62.2	$42.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(48.0)	0.7
Unrealized loss on securities	—	(0.2)
Unrealized (loss) gain on derivative instruments	(2.6)	0.7
Post-retirement benefit plans	2.1	1.4
Other comprehensive (loss) income	(48.5)	2.6
Comprehensive Income	$13.7	$44.7

Share Data
Basic earnings per share	$1.41	$0.92
Average number of common shares	44.1	46.0

Diluted earnings per share	$1.39	$0.90
Average number of common shares and common share equivalents	44.8	46.8

Dividends declared per common share	$0.38	$0.33

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31
	2015	2014
Operating Activities
Net income	$62.2	$42.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	71.7	62.1
Gains on sales of assets	(43.7)	(26.9)
Deferred income taxes	24.0	11.0
Share of affiliates’ earnings, net of dividends	(8.5)	1.9
Change in accrued operating lease expense	(47.4)	(39.8)
Other	(2.5)	1.0
Net cash provided by operating activities	55.8	51.4
Investing Activities
Portfolio investments and capital additions	(180.9)	(445.5)
Purchases of leased-in assets	(99.5)	(150.5)
Portfolio proceeds	176.8	66.6
Proceeds from sales of other assets	8.6	7.0
Net (increase) decrease in restricted cash	(1.1)	5.5
Other	9.7	—
Net cash used in investing activities	(86.4)	(516.9)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	667.7	842.5
Repayments of debt (original maturities longer than 90 days)	(381.1)	(307.1)
Net (decrease) increase in debt with original maturities of 90 days or less	(69.1)	14.5
Stock repurchases	(25.3)	—
Dividends	(18.0)	(16.9)
Other	2.9	(1.2)
Net cash provided by financing activities	177.1	531.8
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.0)	1.0
Net increase in Cash and Cash Equivalents	141.5	67.3
Cash and Cash Equivalents, beginning of period	209.9	379.7
Cash and Cash Equivalents, end of period	$351.4	$447.0
Noncash Investing Transactions
Distributions from affiliates (1)	$—	$1.1
_________
(1) In 2014, we received distributions of 62 railcars from our Southern Capital affiliate.

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

Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Changes

Discontinued Operations

In April 2014, the Financial Accounting Standards Board ("FASB") issued amendments to authoritative guidance for reporting discontinued operations and disposals of components of an entity. The amendments require that disposals representing strategic shifts that have (or will have) a major effect on an entity’s operations or financial results should be reported as discontinued operations. The amendments also expand the disclosure requirements for both discontinued operations and significant dispositions that do not qualify as discontinued operations.

The amendments were effective for us beginning in the first quarter of 2015. Adoption of the new guidance did not impact the amount or timing of net income or the presentation and disclosures of our financial statements.

New Accounting Pronouncements

Debt Issue Costs

In April 2015, the FASB issued authoritative guidance that requires presentation of debt issue costs as a deduction from the carrying amount of the related debt liability on the balance sheet, rather than as a deferred charge. The new guidance is effective for us beginning in the first quarter of 2016, with early adoption permitted. Adoption of the new guidance is not expected to impact the amount or timing of net income but may result in changes to the presentation and disclosures of our financial statements.

Consolidation

In February 2015, the FASB issued authoritative guidance amending the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance is effective for us beginning in the first quarter of 2016, with early adoption permitted. We are currently evaluating the effect, if any, the new guidance will have on our financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	March 31 2015	December 31 2014
Operating assets, net of accumulated depreciation (1)	$86.9	$88.1
Nonrecourse debt	13.7	15.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

We determined that we are not the primary beneficiary of our other variable interest entities, which are primarily investments in equipment leasing affiliates that were financed through a variety of equity investments and third party lending arrangements. We are not the primary beneficiary of these variable interest entities because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. For investments in affiliates we determined were variable interest entities, we concluded that power was shared by the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions regarding the variable interest entity.

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	March 31, 2015		December 31, 2014
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$148.5	$148.5	$143.9	$143.9
Other investment	0.4	0.4	0.4	0.4
Total	$148.9	$148.9	$144.3	$144.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives	18.4	—	18.4	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Foreign exchange rate derivatives (2)	5.4	—	5.4	—

Assets	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange date derivatives (2)	9.7	—	9.7	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	5.9	—	5.9	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $600.0 million as of March 31, 2015 and December 31, 2014. These derivatives have maturities ranging from 2015 to 2020.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had six instruments outstanding with an aggregate notional amount of $312.6 million as of March 31, 2015, and seven instruments outstanding with an aggregate notional amount of $281.5 million as of December 31, 2014. These derivatives had maturities ranging from 2015 to 2022. Within the next 12 months, we expect to reclassify $5.9 million ($3.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2015, was zero. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Loss (Gain) Recognized	2015	2014
Fair value hedges (1)	Interest expense	$(2.3)	$2.1
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(8.4)	1.8
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.3	1.2
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	0.2
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(8.4)	2.2
Non-designated (3)	Other (income) expense	(4.2)	0.1
_________
(1) The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.
(2) For 2015, includes $9.9 million of gains on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
(3) For 2015, includes $5.1 million of gains on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments on the AAE loan, also recognized in Other (income) expense.

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. We base the fair values of investment funds, which are accounted for under the cost method, on the best information available, which may include quoted investment fund values. We estimate the fair values of loans and fixed and floating rate debt using discounted cash flow analyses based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The estimated fair values for these investments are classified in Level 2 of the fair value hierarchy because they are based on directly or indirectly observable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$1.3	$2.1	$1.5	$2.4
Loans	13.4	13.4	97.3	97.4
Liabilities
Recourse fixed rate debt	$4,068.8	$4,219.1	$3,639.9	$3,775.0
Recourse floating rate debt	375.1	376.0	540.0	540.0
Nonrecourse debt	13.7	14.3	15.9	16.6

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended March 31, 2015 and 2014 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$1.7	$1.4	$—	$—
Interest cost	4.9	5.1	0.4	0.4
Expected return on plan assets	(6.5)	(7.2)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.2)	(0.2)	—	—
Unrecognized net actuarial loss	3.5	2.6	—	—
Net expense	$3.4	$1.7	$0.4	$0.4
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTE 6. Share-Based Compensation

During the first three months of 2015, we granted 341,100 stock appreciation rights (“SARs”), 65,640 restricted stock units, 61,740 performance shares, and 5,091 phantom stock units. For the three months ended March 31, 2015, total share-based compensation expense was $2.9 million and the related tax benefit was $1.1 million. For the three months ended March 31, 2014, total share-based compensation expense was $3.1 million and the related tax benefit was $1.2 million.
The estimated fair value of our 2015 SARs awards and related underlying assumptions are shown in the table below.

2015
Estimated fair value	$18.16
Quarterly dividend rate	$0.38
Expected term of stock appreciation rights, in years	4.7
Risk-free interest rate	1.2%
Dividend yield	2.6%
Expected stock price volatility	29.2%
Present value of dividends	$6.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 7. Income Taxes

Our effective tax rate was 33% for the three months ended March 31, 2015, compared to 30% for the three months ended March 31, 2014. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate.

As of March 31, 2015, our gross liability for unrecognized tax benefits was $5.6 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.6 million ($3.6 million, net of federal tax). We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	March 31 2015	December 31 2014
Lease payment guarantees	$26.8	$28.5
Standby letters of credit	8.6	8.7
Performance bonds	0.4	0.4
Total commercial commitments (1)	$35.8	$37.6
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $4.9 million at March 31, 2015 and $5.1 million at December 31, 2014. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 9. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities and our equity compensation awards.

In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. During the first quarter of 2015, 0.5 million shares were acquired for $27.0 million. As of March 31, 2015, 2.4 million shares had been repurchased for $151.6 million and $98.4 million was available under the repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2015	2014
Numerator:
Net income	$62.2	$42.1
Denominator:
Weighted average shares outstanding - basic	44.1	46.0
Effect of dilutive securities:
Equity compensation plans	0.7	0.8
Weighted average shares outstanding - diluted	44.8	46.8
Basic earnings per share	$1.41	$0.92
Diluted earnings per share	$1.39	$0.90

NOTE 10. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2014	$(21.9)	$0.3	$(19.1)	$(107.7)	$(148.4)
Change in component	(48.0)	—	6.0	—	(42.0)
Reclassification adjustments into earnings	—	—	(7.0)	3.3	(3.7)
Income tax effect	—	—	(1.6)	(1.2)	(2.8)
Balance at March 31, 2015	$(69.9)	$0.3	$(21.7)	$(105.6)	$(196.9)
________
See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 11. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 23. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers who had provided coverage for such expenses. As of March 31, 2015, GRA had incurred approximately $7.8 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which is set for hearing in November 2015. GRA is also negotiating issues of reimbursement for outstanding defense costs with the three other insurers in the current coverage layer, which includes a 25% share held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration or the amount of defense fees and costs that ultimately may not be reimbursed by Liberty or the other excess insurers in the current coverage layer.

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

Rail North America comprises our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International comprises our wholly owned European operations ("GATX Rail Europe" or "GRE"), a railcar leasing business in India ("GATX India Pte. Ltd." or "GIPL"), and a recently established railcar leasing business in Russia ("GATX Rail Vostok LLC" or "GRV"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides insurance and other ancillary services.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management generates leasing, marine operating, asset remarketing and management fee income through a collection of diversified wholly owned assets and joint venture investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2015
Profitability
Revenues
Lease revenue	$228.5	$42.1	$1.0	$6.7	$—	$278.3
Marine operating revenue	—	—	7.0	17.2	—	24.2
Other revenue	14.7	1.9	—	0.6	—	17.2
Total Revenues	243.2	44.0	8.0	24.5	—	319.7
Expenses
Maintenance expense	69.2	8.9	0.2	—	—	78.3
Marine operating expense	—	—	6.9	12.0	—	18.9
Depreciation expense	52.3	10.7	—	5.5	—	68.5
Operating lease expense	20.7	—	—	—	—	20.7
Other operating expense	5.5	0.9	—	0.9	—	7.3
Total Expenses	147.7	20.5	7.1	18.4	—	193.7
Other Income (Expense)
Net gain on asset dispositions	36.8	4.9	—	3.6	—	45.3
Interest expense, net	(24.5)	(6.5)	(1.3)	(5.2)	(3.4)	(40.9)
Other expense	(2.2)	—	—	—	(1.8)	(4.0)
Share of affiliates' earnings (pretax)	0.2	(0.1)	—	11.4	—	11.5
Segment Profit (Loss)	$105.8	$21.8	$(0.4)	$15.9	$(5.2)	137.9
Selling, general and administrative expense						45.7
Income taxes (including $3.0 related to affiliates' earnings)						30.0
Net Income						$62.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$35.9	$—	$—	$2.0	$—	$37.9
Residual sharing income	0.2	—	—	1.6	—	1.8
Non-remarketing disposition gains (1)	0.7	5.0	—	—	—	5.7
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$36.8	$4.9	$—	$3.6	$—	$45.3
Capital Expenditures
Portfolio investments and capital additions	$129.8	$41.4	$9.3	$—	$0.4	$180.9

Selected Balance Sheet Data at March 31, 2015
Investments in affiliated companies	$13.9	$1.6	$—	$344.2	$—	$359.7
Identifiable assets	$4,518.9	$1,161.0	$273.5	$794.4	$308.6	$7,056.4
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2014
Profitability
Revenues
Lease revenue	$194.9	$47.2	$1.1	$7.4	$—	$250.6
Marine operating revenue	—	—	3.1	14.6	—	17.7
Other revenue	14.6	2.0	—	1.7	—	18.3
Total Revenues	209.5	49.2	4.2	23.7	—	286.6
Expenses
Maintenance expense	61.4	11.5	0.2	—	—	73.1
Marine operating expense	—	—	3.4	11.6	—	15.0
Depreciation expense	41.5	11.7	—	5.5	—	58.7
Operating lease expense	26.9	—	—	—	—	26.9
Other operating expense	4.8	1.4	—	0.4	—	6.6
Total Expenses	134.6	24.6	3.6	17.5	—	180.3
Other Income (Expense)
Net gain on asset dispositions	24.8	2.4	(0.4)	1.3	—	28.1
Interest expense, net	(24.6)	(6.2)	(1.4)	(6.8)	(3.0)	(42.0)
Other (expense) income	(3.4)	—	—	0.3	(0.3)	(3.4)
Share of affiliates' earnings (pretax)	3.3	(0.1)	—	10.9	—	14.1
Segment Profit (Loss)	$75.0	$20.7	$(1.2)	$11.9	$(3.3)	103.1
Selling, general and administrative expense						42.7
Income taxes (including $4.2 related to affiliates' earnings)						18.3
Net Income						$42.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$21.6	$—	$—	$—	$—	$21.6
Residual sharing income	0.6	—	—	1.2	—	1.8
Non-remarketing disposition gains (1)	2.6	2.4	—	—	—	5.0
Asset impairment	—	—	(0.4)	0.1	—	(0.3)
	$24.8	$2.4	$(0.4)	$1.3	$—	$28.1
Capital Expenditures
Portfolio investments and capital additions	$396.0	$39.3	$8.3	$—	$1.9	$445.5

Selected Balance Sheet Data at December 31, 2014
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.3	$1,229.4	$286.7	$813.3	$249.8	$6,937.5
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

The following discussion and analysis should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with GAAP and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item. In prior periods, we reported net income excluding certain items that we believe are not necessarily reflective of our ongoing business activities. No such adjustments occurred in the first quarter of 2015 or 2014, however, certain of these adjustments occurred in 2013 and impacted the computation of return on equity for the trailing twelve months earnings as disclosed in this report.

Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three months ended March 31 (in millions, except per share data and percentages):

	2015	2014
Segment Revenues
Rail North America	$243.2	$209.5
Rail International	44.0	49.2
ASC	8.0	4.2
Portfolio Management	24.5	23.7
	$319.7	$286.6
Segment Profit (Loss)
Rail North America	$105.8	$75.0
Rail International	21.8	20.7
ASC	(0.4)	(1.2)
Portfolio Management	15.9	11.9
	143.1	106.4
Less:
Selling, general and administrative expense	45.7	42.7
Unallocated interest expense, net	3.4	3.0
Other, including eliminations	1.8	0.3
Income taxes ($3.0 and $4.2 related to affiliates' earnings)	30.0	18.3
Net Income	$62.2	$42.1

Diluted earnings per share	$1.39	$0.90
Investment Volume	$180.9	$445.5

The following table shows our return on equity ("ROE") for the trailing twelve months ended March 31:

	2015	2014
ROE	16.6%	13.9%
ROE, excluding tax adjustments and other items	16.6%	13.5%

Net income was $62.2 million, or $1.39 per diluted share, for the first quarter of 2015 compared to $42.1 million, or $0.90 per diluted share, in 2014. Net income increased $20.1 million compared to the prior year, driven by a positive income contribution from the acquisition of boxcars discussed in more detail in the "Rail North America" section of the MD&A, higher lease rates and asset remarketing, partially offset by higher depreciation and maintenance expense.

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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired a fleet of more than 18,500 boxcars for approximately $340 million (the "Boxcar Fleet"). At March 31, 2015, Rail North America's wholly owned fleet consisted of approximately 126,000 cars, including approximately 19,000 boxcars. Fleet utilization, excluding boxcars, was 99.3% at the end of the first quarter of 2015 compared to 99.2% at the end of the prior quarter and 98.5% at March 31, 2014. Fleet utilization for boxcars was 92.8% at the end of the first quarter of 2015, compared to 92.7% at the end of the prior quarter and 80.7% at March 31, 2014 as we successfully leased idle cars from the Boxcar Fleet and scrapped older boxcars.

During the first quarter of 2015, the Lease Price Index on renewals (the “LPI,” see definition below) increased 43.2%, compared to an increase of 39.2% in the prior quarter and 33.9% in the first quarter of 2014. Lease terms on renewals for cars in the LPI averaged 59 months in the current quarter, compared to 67 months in the prior quarter and 62 months in the first quarter of 2014. During the first quarter of 2015, an average of approximately 106,500 railcars, excluding boxcars, were on lease, compared to 106,600 in the prior quarter and 105,300 in the first quarter of 2014.

For the remainder of 2015, we expect the LPI renewal rate change to be in the mid-30% range; however, the pricing environment for some car types is uncertain which may create some volatility in the LPI measure. In addition, new railcar order activity has declined as our customers assess the impact of low crude oil prices and impending tank car regulations on their businesses. Leases for approximately 14,000 railcars in our term lease fleet and approximately 4,300 boxcars will expire over the balance of the year.

The following table shows Rail North America's segment results (in millions):

	2015	2014
Revenues
Lease revenue	$228.5	$194.9
Other revenue	14.7	14.6
Total Revenues	243.2	209.5
Expenses
Maintenance expense	69.2	61.4
Depreciation expense	52.3	41.5
Operating lease expense	20.7	26.9
Other operating expense	5.5	4.8
Total Expenses	147.7	134.6
Other Income (Expense)
Net gain on asset dispositions	36.8	24.8
Interest expense, net	(24.5)	(24.6)
Other expense	(2.2)	(3.4)
Share of affiliates' earnings (pretax)	0.2	3.3
Segment Profit	$105.8	$75.0

Investment Volume	$129.8	$396.0

The following table shows the components of Rail North America's lease revenue (in millions):

	2015	2014
Railcars (excluding boxcars)	$198.4	$185.4
Boxcars	21.1	1.3
Locomotives	9.0	8.2
	$228.5	$194.9

Lease Price Index

Our LPI is an internally-generated business indicator that measures lease rate pricing on renewals for our North American railcar fleet, excluding boxcars. We calculate the index using the weighted average lease rate for a group of railcar types that we believe best represents our overall North American fleet, excluding boxcars. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Beginning balance	107,004	106,804	106,894	107,387	107,343
Cars added	486	1,174	958	835	1,013
Cars scrapped	(368)	(387)	(440)	(202)	(261)
Cars sold	(318)	(697)	(25)	(677)	(1,146)
Ending balance	106,804	106,894	107,387	107,343	106,949
Utilization rate at quarter end	98.5%	98.6%	98.8%	99.2%	99.3%
Average active railcars	105,287	105,366	105,755	106,569	106,541

The following table shows fleet activity for Rail North America's boxcars:

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Ending balance	19,630	19,254	19,146	19,021	18,912
Utilization	80.7%	90.7%	91.3%	92.7%	92.8%

The following table shows fleet activity for Rail North America's locomotives:

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Beginning balance	595	600	602	603	603
Locomotives added	6	9	1	7	7
Locomotives scrapped or sold	(1)	(7)	—	(7)	(2)
Ending balance	600	602	603	603	608
Utilization rate at quarter end	98.8%	99.2%	97.7%	99.3%	98.8%
Average active locomotives	586	594	591	592	599

Comparison of the First Three Months of 2015 to the First Three Months of 2014

Segment Profit

Segment profit was $105.8 million, compared to $75.0 million in the prior year. The increase was driven by a positive contribution from the Boxcar Fleet, higher lease rates, additional cars on lease and an increase in asset remarketing income, partially offset by higher depreciation and maintenance expense.

Revenues

Lease revenue increased $33.6 million in 2015, primarily due to additional revenue from the Boxcar Fleet and additional cars on lease, combined with higher lease rates across the non-boxcar fleet.

Expenses

Maintenance expense increased $7.8 million in 2015, primarily due to additional costs attributable to the Boxcar Fleet. Depreciation expense increased $10.8 million, largely due to depreciation on new investments, including the Boxcar Fleet. Operating lease expense decreased $6.2 million, resulting from the purchase of railcars previously on operating leases in each year. Other operating expense increased $0.7 million, primarily due to higher storage and switching costs related to the Boxcar Fleet.

Other Income (Expense)

Net gain on asset dispositions increased $12.0 million in 2015, driven by a higher number of cars sold partially offset by lower scrapping gains. Other expense decreased $1.2 million, primarily due to lower termination costs associated with the early buyouts of operating leases, which occurred in each period, compared to the prior year. Share of affiliates' earnings decreased $3.1 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

Investment Volume

During 2015, investment volume was $129.8 million compared to $396.0 million in 2014. We acquired 796 newly built railcars and 143 railcars purchased in the secondary market in the first quarter of 2015, compared to 464 newly built railcars in the first quarter of 2014. Additionally, the first quarter of 2014 investments included the purchase of the Boxcar Fleet of approximately 18,500 boxcars.

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

On July 2, 2014, Transport Canada ("TC") adopted regulations requiring that newly built tank cars ordered on or after July 15, 2014, and used to transport certain dangerous goods, including all types of crude oil and ethanol, comply with the design standards voluntarily adopted by the rail industry in 2011. In addition, on July 18, 2014, TC announced it had commenced a review of the design standards for newly built cars used to transport flammable liquids in Canada, and on March 11, 2015, TC issued an update providing additional information about a new design standard under consideration by TC.  The new standard would require tank cars utilized in flammable liquids service to be manufactured with thicker steel tanks, exterior jackets, full height head shields, top fitting protection, and improved bottom outlet valves and thermal protection systems. Following adoption of final rules, TC would require existing tank cars used to transport flammable liquids to be retrofitted within a period ranging from 2 to 10 years depending on the type of tank car and the commodity being carried. The new standard will not be effective until TC adopts new rules, and TC indicated that it continues to work in close collaboration with US regulators to develop tank car design requirements for North America. TC is expected to issue its final rule during the second quarter of 2015.

We are currently awaiting the promulgation of final regulations to evaluate their potential impact on our tank car fleet utilized in flammable liquids service. We have a fleet of approximately 126,000 railcars in North America, including approximately 13,700 tank cars currently used to transport flammable liquids, of which approximately 4,900 are moving crude oil and ethanol. Until PHMSA and TC release final rules establishing the new tank car standards, we will be unable to assess how any new regulations will impact GATX or what changes may be required to our tank cars utilized in flammable liquids service, including the number of cars that could be repurposed or retired and the scope and cost of any retrofit program.

RAIL INTERNATIONAL

Segment Summary

Despite the unsettled European economy, Rail International's performance was consistent with our expectations and we continue to invest in new railcars. Railcar utilization for our wholly owned European operations ("GATX Rail Europe" or "GRE") was 95.9% at the end of the first quarter of 2015 compared to 95.9% at the end of the prior quarter and 96.0% at March 31, 2014.

The following table shows Rail International's segment results (in millions):

	2015	2014
Revenues
Lease revenue	$42.1	$47.2
Other revenue	1.9	2.0
Total Revenues	44.0	49.2
Expenses
Maintenance expense	8.9	11.5
Depreciation expense	10.7	11.7
Other operating expense	0.9	1.4
Total Expenses	20.5	24.6
Other Income (Expense)
Net gain on asset dispositions	4.9	2.4
Interest expense, net	(6.5)	(6.2)
Share of affiliates' earnings (pretax)	(0.1)	(0.1)
Segment Profit	$21.8	$20.7

Investment Volume	$41.4	$39.3

The following table shows fleet activity for GRE railcars:

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Beginning balance	21,836	21,591	21,684	21,960	22,451
Cars added	125	409	481	657	249
Cars scrapped or sold	(370)	(316)	(205)	(166)	(203)
Ending balance	21,591	21,684	21,960	22,451	22,497
Utilization rate at quarter end	96.0%	95.6%	95.1%	95.9%	95.9%
Average active railcars	20,913	20,706	20,833	21,111	21,479

\

Comparison of the First Three Months of 2015 to the First Three Months of 2014

Foreign Currency

Rail International's operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2015, a weaker euro negatively impacted lease revenue by approximately $8.4 million and segment profit by approximately $0.7 million compared to the first quarter of 2014.

Segment Profit

Segment profit was $21.8 million, compared to $20.7 million in the prior year and was positively impacted by higher lease revenue from more cars on lease, lower maintenance expense and a gain on the sale of a workshop in the current year. These favorable items were partially offset by the negative effects of foreign exchange.

Revenues

Lease revenue decreased $5.1 million in 2015, primarily due to the effects of a weaker euro, as noted above. The decrease was partially offset by additional cars on lease in the current year.

Expenses

Maintenance expense decreased $2.6 million in 2015, primarily due to a lower unit cost for railcar revisions and the effects of foreign exchange. Depreciation expense decreased $1.0 million, largely due to the effects of foreign exchange partially offset by the impact of new cars added to the fleet. Other operating expense decreased $0.5 million primarily due to lower switching and freight expenses.

Other Income (Expense)

Net gain on asset dispositions increased $2.5 million in 2015, primarily due to a gain on the sale of a workshop, partially offset by fewer railcars scrapped in the current quarter.

Investment Volume

During 2015, investment volume, which includes progress payments on scheduled deliveries of new railcars and car improvements, was $41.4 million compared to $39.3 million in 2014. During 2015, we took delivery of 249 railcars at GRE, 186 railcars at Rail India and 50 railcars at Rail Russia, compared to 48 railcars at GRE in 2014.

ASC

Segment Summary

Our fleet is largely inactive for first three months of each year due to winter conditions on the Great Lakes; the first quarter freight volume is largely attributable to prior year commitments completed in January of each period. During the first quarter of 2015, we carried 0.8 million net tons of freight compared to 0.4 million net tons during the first quarter of 2014. In 2015, extended winter weather conditions on the Great Lakes resulted in significant ice coverage and thickness, consistent with 2014. In an effort to avoid operational inefficiencies, ASC delayed the deployment of its vessels until mid-April. ASC's 2015 operating activity relates to January only, as no vessels were in service at the end of the quarter, compared to two vessels in the prior year period.

The following table shows ASC’s segment results (in millions):

	2015	2014
Revenues
Lease revenue	$1.0	$1.1
Marine operating revenue	7.0	3.1
Total Revenues	8.0	4.2
Expenses
Maintenance expense	0.2	0.2
Marine operating expense	6.9	3.4
Total Expenses	7.1	3.6
Other Income (Expense)
Net loss on asset dispositions	—	(0.4)
Interest expense, net	(1.3)	(1.4)
Segment Loss	$(0.4)	$(1.2)

Investment Volume	$9.3	$8.3

Comparison of the First Three Months of 2015 to the First Three Months of 2014

Segment Loss

Segment loss was $0.4 million, compared to a loss of $1.2 million in the prior period. Severe ice coverage on the Great Lakes negatively impacted results in each period.

Revenues

Marine operating revenue increased $3.9 million in 2015, primarily due to higher volume and a favorable mix of commodities carried.

Expenses

Marine operating expense increased $3.5 million in 2015, largely driven by more operating days and related costs. Inefficiencies associated with extended winter conditions negatively impacted operations in both periods.

Other Income (Expense)

Net loss on asset dispositions of $0.4 million in 2014 was attributable to the ultimate disposal of an older, idle vessel.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's total asset base was $794.4 million at March 31, 2015, compared to $813.3 million at December 31, 2014, and $854.6 million at March 31, 2014.

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, which reflect continued strong demand for spare aircraft engines. The RRPF affiliates contributed $11.6 million to segment profit for the first quarter of 2015, compared to $10.5 million in 2014.

The outlook for the inland marine market continues to be favorable for 2015, but an increase in industry-wide available fleet capacity may pressure barge rates later in 2015. In addition, the ocean-going vessels have experienced some improvement in their markets and contributed higher income to our segment profit for the first quarter of 2015 compared to 2014.

The following table shows Portfolio Management's segment results (in millions):

	2015	2014
Revenues
Lease revenue	$6.7	$7.4
Marine operating revenue	17.2	14.6
Other revenue	0.6	1.7
Total Revenues	24.5	23.7
Expenses
Marine operating expense	12.0	11.6
Depreciation expense	5.5	5.5
Other operating expense	0.9	0.4
Total Expenses	18.4	17.5
Other Income (Expense)
Net gain on asset dispositions	3.6	1.3
Interest expense, net	(5.2)	(6.8)
Other income	—	0.3
Share of affiliates' earnings (pretax)	11.4	10.9
Segment Profit	$15.9	$11.9

Investment Volume	$—	$—
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Net book value of owned assets	$529.9	$523.0	$488.5	$474.6	$450.2
Affiliate investments	324.7	336.3	327.9	338.7	344.2
Net book value of managed portfolio	110.5	85.1	77.4	64.1	107.8
Comparison of the First Three Months of 2015 to the First Three Months of 2014

Segment Profit

Segment profit was $15.9 million, compared to $11.9 million in the prior year. This increase was attributable to higher income from marine operations and higher net gain on asset dispositions.

Revenues

Lease revenue decreased $0.7 million in 2015, primarily due to the sale of leased assets. Marine operating revenue increased $2.6 million, largely due to higher revenue from each of the inland marine and ocean-going fleets. Other revenue decreased $1.1 million, primarily due to lower distributions from investment funds and lower interest income due to the early payoff of loans in the prior year.

Expenses

Marine operating expense increased $0.4 million in 2015, primarily driven by higher expenses for inland marine operations partially offset by an insurance claim reimbursement in the current year related to a vessel.

Other Income (Expense)

Net gain on asset dispositions increased $2.3 million in 2015, primarily due to the sale of an inland marine asset in the current year. Net interest expense decreased $1.6 million as a result of lower average debt balance and lower average rates.

Share of affiliates' earnings increased $0.5 million in 2015, primarily due to improved operating results and gains on engine disposals at the RRPF affiliates in the current year partially offset by the absence of earnings from two joint ventures that were sold in 2014.

Investment Volume

There were no investments in the first quarter of 2015 and 2014.

OTHER
Other comprises selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other for the three months ended March 31 (in millions):

	2015	2014
Selling, general and administrative expense	$45.7	$42.7
Unallocated interest expense, net	3.4	3.0
Other expense (including eliminations)	1.8	0.3

SG&A, Unallocated Interest and Other

SG&A increased $3.0 million in 2015 compared to the prior year, primarily due to higher salaries and pension expense. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities. Other expense and eliminations increased $1.5 million, largely due to higher costs in the current year related to the prepayment of debt and the impact of foreign exchange on a foreign pension plan.

Consolidated Income Taxes

See "Note 7. Income Taxes" in Part I, Item 1 of this Form 10-Q.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2015, we had an unrestricted cash balance of $351.4 million, of which approximately $211.0 million was used in April to fund a debt maturity and to prepay a loan, including related accrued interest for both.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2015	2014
Principal sources of cash
Net cash provided by operating activities	$55.8	$51.4
Portfolio proceeds	176.8	66.6
Other asset sales	8.6	7.0
Proceeds from issuance of debt, commercial paper, and credit facilities	667.7	857.0
	$908.9	$982.0
Principal uses of cash
Portfolio investments and capital additions	$(180.9)	$(445.5)
Repayments of debt, commercial paper, and credit facilities	(450.2)	(307.1)
Purchases of leased-in assets	(99.5)	(150.5)
Payments on capital lease obligations	(1.3)	(1.3)
Cash dividends	(18.0)	(16.9)
Stock repurchases	(25.3)	—
	$(775.2)	$(921.3)

Net cash provided by operating activities of $55.8 million increased $4.4 million compared to 2014. The increase was driven by higher lease revenue and marine operating income partially offset by a decrease in distributions from joint ventures, increased maintenance expense and other net changes in certain working capital items.
Portfolio proceeds for the first three months of 2015 of $176.8 million increased by $110.2 million compared to 2014, driven by a loan repayment and higher asset sales. In January 2015, Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) repaid its outstanding loan in the amount of €67.5 million ($76.4 million).
Proceeds from the issuance of debt for the first quarter of 2015 were $667.7 million (net of hedges and debt issuance costs). In North America, $650 million of unsecured debt was issued, which included $100 million of 2.60% senior notes due in 2020, $300 million of 3.25% senior notes due in 2025, and $250 million of 4.50% senior notes due in 2045. In Europe, $34.9 million of unsecured debt was issued. Debt repayments of $450.2 million for the first three months of 2015 were $143.1 million higher than prior year and included debt repayments of $129.0 million in Europe. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, loans, and capitalized asset improvements. See individual segment discussions for further information on investment volume. In the first quarter of 2014, we acquired a fleet of approximately 18,500 boxcars for $330.7 million.
In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of March 31, 2015, 2.4 million shares had been acquired for $151.6 million and $98.4 million remains available under the repurchase authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the three months ended March 31, 2015:

	North America (1)	Europe (2)
Balance as of March 31 (in millions)	$—	$2.8
Weighted average interest rate	—%	1.4%
Euro/Dollar exchange rate	n/a	1.07

Average amount outstanding during the quarter (in millions)	$21.9	$3.9
Weighted average interest rate	0.5%	1.3%
Average Euro/Dollar exchange rate	n/a	1.13

Maximum month-end amount outstanding during the quarter (in millions)	$35.0	$3.8
Applicable month-end Euro/Dollar exchange rate	n/a	1.13
_________
(1) Short-term borrowings in North America consist solely of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of March 31, 2015, we had a $575 million 5-year unsecured credit facility in the US that matures on April 30, 2019. As of March 31, 2015, the full $575 million was available under the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2015, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of March 31, 2015, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at March 31, 2015, (in millions):

	Payments Due by Period
	Total	2015 (1)	2016	2017	2018	2019	Thereafter
Recourse debt	$4,452.0	$228.2	$594.0	$430.6	$513.5	$567.9	$2,117.8
Nonrecourse debt	13.7	6.8	6.9	—	—	—	—
Commercial paper and credit facilities	2.8	2.8	—	—	—	—	—
Capital lease obligations	5.4	1.5	2.7	1.2	—	—	—
Operating leases — recourse	707.8	40.7	90.3	95.3	86.7	82.7	312.1
Operating leases — nonrecourse	63.2	8.2	8.1	9.5	9.0	9.7	18.7
Portfolio investments (2)	1,871.6	342.5	476.2	347.0	313.8	392.1	—
	$7,116.5	$630.7	$1,178.2	$883.6	$923.0	$1,052.4	$2,448.6
_________
(1) For remainder of the year.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types and related costs of railcars to be purchased under its agreements. Amount shown for 2017 also includes $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC (“Trinity”), a subsidiary of Trinity Industries, Inc., to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under terms of the agreement, we will purchase up to a total of 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order both tank and freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the agreement will automatically terminate 30 days thereafter unless the non-terminating party agrees to a specified revised margin as set forth in the agreement.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the three months ended March 31, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a summary of our policies.

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

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We disclose total on- and off-balance-sheet assets because a portion of our North America railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Additionally, ASC utilizes a tug and barge unit that is accounted for as an operating lease and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.

The following table shows total on- and off-balance-sheet assets (in millions):

	March 31 2014	June 30 2014	September 30 2014	December 31 2014	March 31 2015
Consolidated on-balance-sheet assets	$7,119.0	$6,921.1	$6,816.3	$6,937.5	$7,056.4
Off-balance-sheet assets:
Rail North America	680.8	683.2	602.9	606.1	566.1
ASC	15.3	14.1	12.9	11.7	10.5
Total On- and Off-Balance-Sheet Assets	$7,815.1	$7,618.4	$7,432.1	$7,555.3	$7,633.0
Shareholders’ Equity	$1,423.2	$1,374.4	$1,331.2	$1,314.0	$1,282.5

Net Income Measures

We report net income excluding certain items that we believe are not necessarily reflective of our ongoing business activities. No such adjustments occurred in the first quarter of 2015 or 2014, however, certain of these adjustments occurred in 2013 and impacted the computation of return on equity for the trailing twelve months earnings as disclosed in this report. The following table shows our net income, excluding tax adjustments and other items, for the trailing twelve months ended March 31 (in millions):

	2015	2014
Net income	$225.1	$184.3
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	23.2
Foreign tax credit carryforward (1)(2)	—	(3.9)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	—	(9.3)
Gains on interest rate swaps at AAE, net of taxes (3)	—	(8.2)
Income tax rate changes (4)	—	(7.6)
Net income excluding tax adjustments and other items	$225.1	$178.5
________
(1) Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.
(2) Represents benefits attributable to the utilization of foreign tax credit carryforwards.
(3) Represents unrealized gains on AAE interest rate swaps.
(4) Deferred tax adjustments due to an enacted statutory rate decrease in the United Kingdom.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2014, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 11. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2014, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 23, 2014, our board of directors authorized a $250 million share repurchase program. The following is a summary of stock repurchases for the quarter ended March 31, 2015. As of March 31, 2015, $98.4 million was available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2015 - February 28, 2015	185,771	$60.81	185,771	$114.1 million
March 1, 2015 - March 31, 2015	266,349	$59.03	266,349	$98.4 million
Total	452,120	$59.76	452,120
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

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: April 28, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

10.1	Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014)*

10.2
Form of Agreement for Employment Following a Change of Control between GATX Corporation and Eric D. Harkness (dated as of February 1, 2015), Jeffery R. Young (dated as of February 1, 2015) and Paul F. Titterton (dated as of January 1, 2014)*

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.

__________

(*) Compensatory Plans or Arrangements