Form 10-Q
period 2015-06-30
GATX CORP
filed 2015-07-31
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒
As of June 30, 2015, 43.2 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share data)

	June 30	December 31
	2015	2014
Assets
Cash and Cash Equivalents	$58.6	$209.9
Restricted Cash	13.3	14.5
Receivables
Rent and other receivables	76.3	86.0
Loans	12.5	97.3
Finance leases	177.9	174.7
Less: allowance for losses	(6.0)	(5.7)
	260.7	352.3

Operating Assets and Facilities ($123.0 and $123.1 related to a consolidated VIE)	8,341.3	8,143.5
Less: allowance for depreciation ($37.4 and $35.0 related to a consolidated VIE)	(2,506.9)	(2,455.5)
	5,834.4	5,688.0
Investments in Affiliated Companies	368.7	357.7
Goodwill	81.2	86.1
Other Assets	243.1	229.0
Total Assets	$6,860.0	$6,937.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$171.3	$165.9
Debt
Commercial paper and borrowings under bank credit facilities	3.8	72.1
Recourse	4,208.1	4,179.9
Nonrecourse ($11.5 and $15.9 related to a consolidated VIE)	11.5	15.9
Capital lease obligations	5.0	6.3
	4,228.4	4,274.2
Deferred Income Taxes	974.5	937.3
Other Liabilities	200.4	246.1
Total Liabilities	5,574.6	5,623.5

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,727,318 and 66,600,984 Outstanding shares — 43,218,915 and 44,198,850	41.5	41.4
Additional paid in capital	673.8	672.8
Retained earnings	1,574.9	1,501.7
Accumulated other comprehensive loss	(183.3)	(148.4)
Treasury stock at cost (23,508,403 and 22,402,134 shares)	(821.5)	(753.5)
Total Shareholders’ Equity	1,285.4	1,314.0
Total Liabilities and Shareholders’ Equity	$6,860.0	$6,937.5

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Lease revenue	$280.6	$274.3	$558.9	$524.9
Marine operating revenue	66.0	72.2	90.2	89.9
Other revenue	18.7	19.3	35.9	37.6
Total Revenues	365.3	365.8	685.0	652.4
Expenses
Maintenance expense	80.2	84.0	158.5	157.1
Marine operating expense	47.3	54.6	66.2	69.6
Depreciation expense	74.4	71.1	142.9	129.8
Operating lease expense	22.4	27.3	43.1	54.2
Other operating expense	7.8	6.7	15.1	13.3
Selling, general and administrative expense	44.6	44.9	90.3	87.6
Total Expenses	276.7	288.6	516.1	511.6
Other Income (Expense)
Net gain on asset dispositions	8.7	28.2	54.0	56.3
Interest expense, net	(38.5)	(39.5)	(79.4)	(81.5)
Other expense	(1.6)	(4.9)	(5.6)	(8.3)
Income before Income Taxes and Share of Affiliates’ Earnings	57.2	61.0	137.9	107.3
Income Taxes	(20.8)	(20.2)	(47.8)	(34.3)
Share of Affiliates’ Earnings, Net of Taxes	9.0	12.3	17.5	22.2
Net Income	$45.4	$53.1	$107.6	$95.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	11.5	(1.9)	(36.5)	(1.2)
Unrealized (loss) gain on securities	(0.1)	0.1	(0.1)	(0.1)
Unrealized gain (loss) on derivative instruments	0.1	0.8	(2.5)	1.5
Post-retirement benefit plans	2.1	1.7	4.2	3.1
Other comprehensive income (loss)	13.6	0.7	(34.9)	3.3
Comprehensive Income	$59.0	$53.8	$72.7	$98.5

Share Data
Basic earnings per share	$1.04	$1.17	$2.46	$2.08
Average number of common shares	43.5	45.5	43.8	45.7

Diluted earnings per share	$1.03	$1.15	$2.42	$2.05
Average number of common shares and common share equivalents	44.2	46.3	44.5	46.5

Dividends declared per common share	$0.38	$0.33	$0.76	$0.66

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30
	2015	2014
Operating Activities
Net income	$107.6	$95.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	149.1	136.5
Gains on sales of assets	(50.7)	(50.0)
Deferred income taxes	40.0	27.8
Share of affiliates’ earnings, net of dividends	(17.3)	(2.5)
Change in accrued operating lease expense	(33.2)	(22.0)
Other	(4.0)	(16.9)
Net cash provided by operating activities	191.5	168.1
Investing Activities
Portfolio investments and capital additions	(356.2)	(655.1)
Purchases of leased-in assets	(99.5)	(150.5)
Portfolio proceeds	211.5	137.8
Proceeds from sales of other assets	12.9	16.3
Net decrease in restricted cash	1.2	7.2
Other	9.7	—
Net cash used in investing activities	(220.4)	(644.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	689.0	876.6
Repayments of debt (original maturities longer than 90 days)	(645.2)	(665.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(68.1)	117.1
Stock repurchases	(64.1)	(88.5)
Dividends	(35.2)	(32.2)
Other	5.1	(1.5)
Net cash (used in) provided by financing activities	(118.5)	205.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.9)	1.1
Net decrease in Cash and Cash Equivalents	(151.3)	(269.4)
Cash and Cash Equivalents, beginning of period	209.9	379.7
Cash and Cash Equivalents, end of period	$58.6	$110.3
Noncash Investing Transactions
Distributions from affiliates (1)	$—	$1.1
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

Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

In July 2015, the FASB deferred the effective date of this standard from the first quarter of 2017 to the first quarter of 2018. Early adoption is permitted as of the original effective date. We can adopt the new guidance using either the retrospective method or the cumulative effect transition method. We are still evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures, including which transition method we will use and when we will choose to adopt this standard.

NOTE 3. Variable Interest Entities

We are the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	June 30 2015	December 31 2014
Operating assets, net of accumulated depreciation (1)	$85.6	$88.1
Nonrecourse debt	11.5	15.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	June 30, 2015		December 31, 2014
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$153.4	$153.4	$143.9	$143.9
Other investment	0.3	0.3	0.4	0.4
Total	$153.7	$153.7	$144.3	$144.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.6	$—	$1.6	$—
Foreign exchange rate derivatives (1)	7.8	—	7.8	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—
Available-for-sale equity securities	4.2	4.2	—	—
Liabilities
Foreign exchange rate derivatives (1)	4.2	—	4.2	—
Foreign exchange rate derivatives (2)	2.5	—	2.5	—

Assets	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (2)	9.7	—	9.7	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	5.9	—	5.9	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of June 30, 2015 that mature from 2017 to 2020, and eight instruments outstanding with an aggregate notional amount of $600.0 million as of December 31, 2014 that mature from 2015 to 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had seven instruments outstanding with an aggregate notional amount of $346.2 million as of June 30, 2015, and seven instruments outstanding with an aggregate notional amount of $281.5 million as of December 31, 2014. These derivatives had maturities ranging from 2015 to 2022. Within the next 12 months, we expect to reclassify $5.7 million ($3.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2015, was $4.2 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	Location of Loss (Gain) Recognized	2015	2014	2015	2014
Fair value hedges (1)	Interest expense	$1.4	$(0.5)	$(0.9)	$1.6
Cash flow hedges	Other comprehensive (income) loss (effective portion)	10.9	1.4	2.5	3.2
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.4	1.2	2.7	2.4
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	0.3	0.2	0.5
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	12.6	—	4.2	2.2
Non-designated (3)	Other (income) expense	(1.6)	0.9	(5.8)	1.0
_________
(1) The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.
(2) For 2015, includes $12.6 million and $2.7 million of losses for the three and six months ended June 30, 2015 on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
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

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.8	$1.8	$1.5	$2.4
Loans	12.5	12.6	97.3	97.4
Liabilities
Recourse fixed rate debt	$3,990.8	$4,022.0	$3,639.9	$3,775.0
Recourse floating rate debt	217.3	216.5	540.0	540.0
Nonrecourse debt	11.5	11.9	15.9	16.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended June 30, 2015 and 2014 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$2.0	$1.6	$0.1	$0.1
Interest cost	5.0	5.3	0.3	0.4
Expected return on plan assets	(6.4)	(7.1)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.3)	(0.3)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	3.9	3.1	—	(0.1)
Net expense	$4.2	$2.6	$0.3	$0.3

The following table shows components of our pension and other post-retirement benefits expense for the six months ended June 30, 2015 and 2014 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$3.7	$3.0	$0.1	$0.1
Interest cost	9.9	10.4	0.7	0.8
Expected return on plan assets	(12.9)	(14.3)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.5)	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	7.4	5.7	—	(0.1)
Net expense	$7.6	$4.3	$0.7	$0.7
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Share-Based Compensation

During the six months ended of 2015, we granted 341,800 stock appreciation rights (“SARs”), 65,850 restricted stock units, 61,740 performance shares, and 5,617 phantom stock units. For the three and six months ended June 30, 2015, total share-based compensation expense was $3.2 million and $6.1 million and the related tax benefits were $1.2 million and $2.3 million. For the three and six months ended June 30, 2014, total share-based compensation expense was $3.1 million and $6.2 million and the related tax benefits were $1.2 million and $2.3 million.
The estimated fair value of our 2015 SARs awards and related underlying assumptions are shown in the table below.

2015
Estimated fair value	$18.16
Quarterly dividend rate	$0.38
Expected term of stock appreciation rights, in years	4.7
Risk-free interest rate	1.2%
Dividend yield	2.6%
Expected stock price volatility	29.2%
Present value of dividends	$6.90

NOTE 7. Income Taxes

Our effective tax rate was 35% for the six months ended June 30, 2015, compared to 32% for the six months ended June 30, 2014. The difference in the effective rates for the prior year, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate, as well as the impact of an increase in the statutory tax rate in Alberta, Canada.

As of June 30, 2015, our gross liability for unrecognized tax benefits was $5.6 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.6 million ($3.6 million, net of federal tax). We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	June 30 2015	December 31 2014
Lease payment guarantees	$25.4	$28.5
Standby letters of credit	8.6	8.7
Performance bonds	0.4	0.4
Total commercial commitments (1)	$34.4	$37.6
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $4.6 million at June 30, 2015 and $5.1 million at December 31, 2014. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. During the first six months of 2015, 1.2 million shares were acquired for $68.0 million. As of June 30, 2015, a total of 3.1 million shares had been repurchased for $192.5 million, and $57.5 million was available under the repurchase authorization.
The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net income	$45.4	$53.1	$107.6	$95.2
Denominator:
Weighted average shares outstanding - basic	43.5	45.5	43.8	45.7
Effect of dilutive securities:
Equity compensation plans	0.7	0.8	0.7	0.8
Weighted average shares outstanding - diluted	44.2	46.3	44.5	46.5
Basic earnings per share	$1.04	$1.17	$2.46	$2.08
Diluted earnings per share	$1.03	$1.15	$2.42	$2.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2014	$(21.9)	$0.3	$(19.1)	$(107.7)	$(148.4)
Change in component	(48.0)	—	6.0	—	(42.0)
Reclassification adjustments into earnings	—	—	(7.0)	3.3	(3.7)
Income tax effect	—	—	(1.6)	(1.2)	(2.8)
Balance at March 31, 2015	$(69.9)	$0.3	$(21.7)	$(105.6)	$(196.9)
Change in component	11.5	(0.2)	(13.3)	—	(2.0)
Reclassification adjustments into earnings	—	—	14.1	3.5	17.6
Income tax effect	—	0.1	(0.7)	(1.4)	(2.0)
Balance at June 30, 2015	$(58.4)	$0.2	$(21.6)	$(103.5)	$(183.3)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 90 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial. The Public Prosecutors and civil claimants have finished presenting their cases in the Lucca Trial. GRA, the Italian Railway, and the other defendants in the Lucca Trial will begin presenting the defense of their cases on September 16, 2015.

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers who had provided coverage for such expenses. As of June 30, 2015, GRA had incurred approximately $9.6 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which is set for hearing in November 2015. GRA is also negotiating issues of reimbursement for outstanding defense costs with the three other insurers in the current coverage layer, which includes a 25% share held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration or the amount of defense fees and costs that ultimately may not be reimbursed by Liberty or the other excess insurers in the current coverage layer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2015
Profitability
Revenues
Lease revenue	$230.9	$42.4	$1.0	$6.3	$—	$280.6
Marine operating revenue	—	—	51.0	15.0	—	66.0
Other revenue	16.8	1.7	—	0.2	—	18.7
Total Revenues	247.7	44.1	52.0	21.5	—	365.3
Expenses
Maintenance expense	63.8	9.4	7.0	—	—	80.2
Marine operating expense	—	—	34.1	13.2	—	47.3
Depreciation expense	53.3	10.8	4.9	5.4	—	74.4
Operating lease expense	20.7	0.1	1.7	—	(0.1)	22.4
Other operating expense	5.8	1.5	—	0.5	—	7.8
Total Expenses	143.6	21.8	47.7	19.1	(0.1)	232.1
Other Income (Expense)
Net gain on asset dispositions	6.1	1.1	—	1.5	—	8.7
Interest expense, net	(24.6)	(3.0)	(1.3)	(5.6)	(4.0)	(38.5)
Other (expense) income	(0.8)	(1.2)	(0.1)	—	0.5	(1.6)
Share of affiliates' earnings (pretax)	0.1	(0.1)	—	12.0	—	12.0
Segment Profit (Loss)	$84.9	$19.1	$2.9	$10.3	$(3.4)	113.8
Selling, general and administrative expense						44.6
Income taxes (including $3.0 related to affiliates' earnings)						23.8
Net Income						$45.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$5.0	$—	$—	$0.1	$—	$5.1
Residual sharing income	0.2	—	—	1.4	—	1.6
Non-remarketing disposition gains (1)	0.9	1.1	—	—	—	2.0
Asset impairment	—	—	—	—	—	—
	$6.1	$1.1	$—	$1.5	$—	$8.7
Capital Expenditures
Portfolio investments and capital additions	$135.2	$27.8	$10.2	$0.3	$1.8	$175.3

Selected Balance Sheet Data at June 30, 2015
Investments in affiliated companies	$13.4	$1.6	$—	$353.7	$—	$368.7
Identifiable assets	$4,560.4	$1,104.9	$307.8	$796.5	$90.4	$6,860.0
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2014
Profitability
Revenues
Lease revenue	$218.2	$47.7	$1.0	$7.4	$—	$274.3
Marine operating revenue	—	—	59.4	12.8	—	72.2
Other revenue	16.1	2.4	—	0.8	—	19.3
Total Revenues	234.3	50.1	60.4	21.0	—	365.8
Expenses
Maintenance expense	65.1	11.6	7.3	—	—	84.0
Marine operating expense	—	—	42.3	12.3	—	54.6
Depreciation expense	49.1	11.8	4.4	5.8	—	71.1
Operating lease expense	25.7	—	1.7	—	(0.1)	27.3
Other operating expense	5.2	1.0	—	0.5	—	6.7
Total Expenses	145.1	24.4	55.7	18.6	(0.1)	243.7
Other Income (Expense)
Net gain on asset dispositions	23.9	2.6	—	1.7	—	28.2
Interest expense, net	(25.3)	(6.2)	(1.4)	(6.1)	(0.5)	(39.5)
Other expense	(0.3)	(2.7)	(0.2)	—	(1.7)	(4.9)
Share of affiliates' earnings (pretax)	4.2	—	—	13.5	—	17.7
Segment Profit (Loss)	$91.7	$19.4	$3.1	$11.5	$(2.1)	123.6
Selling, general and administrative expense						44.9
Income taxes (including $5.4 related to affiliates' earnings)						25.6
Net Income						$53.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$17.7	$0.6	$—	$0.5	$—	$18.8
Residual sharing income	3.8	—	—	1.2	—	5.0
Non-remarketing disposition gains (1)	2.4	2.0	—	—	—	4.4
Asset impairment	—	—	—	—	—	—
	$23.9	$2.6	$—	$1.7	$—	$28.2
Capital Expenditures
Portfolio investments and capital additions	$145.8	$42.3	$7.7	$12.0	$1.8	$209.6

Selected Balance Sheet Data at December 31, 2014
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.3	$1,229.4	$286.7	$813.3	$249.8	$6,937.5
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2015
Profitability
Revenues
Lease revenue	$459.4	$84.5	$2.0	$13.0	$—	$558.9
Marine operating revenue	—	—	58.0	32.2	—	90.2
Other revenue	31.5	3.6	—	0.8	—	35.9
Total Revenues	490.9	88.1	60.0	46.0	—	685.0
Expenses
Maintenance expense	133.0	18.3	7.2	—	—	158.5
Marine operating expense	—	—	41.0	25.2	—	66.2
Depreciation expense	105.6	21.5	4.9	10.9	—	142.9
Operating lease expense	41.4	0.1	1.7	—	(0.1)	43.1
Other operating expense	11.3	2.4	—	1.4	—	15.1
Total Expenses	291.3	42.3	54.8	37.5	(0.1)	425.8
Other Income (Expense)
Net gain on asset dispositions	42.9	6.0	—	5.1	—	54.0
Interest expense, net	(49.1)	(9.5)	(2.6)	(10.8)	(7.4)	(79.4)
Other expense	(3.0)	(1.2)	(0.1)	—	(1.3)	(5.6)
Share of affiliates' earnings (pretax)	0.3	(0.2)	—	23.4	—	23.5
Segment Profit (Loss)	$190.7	$40.9	$2.5	$26.2	$(8.6)	251.7
Selling, general and administrative expense						90.3
Income taxes (including $6.0 related to affiliates' earnings)						53.8
Net Income						$107.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$40.9	$—	$—	$2.1	$—	$43.0
Residual sharing income	0.4	—	—	3.0	—	3.4
Non-remarketing disposition gains (1)	1.6	6.1	—	—	—	7.7
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$42.9	$6.0	$—	$5.1	$—	$54.0
Capital Expenditures
Portfolio investments and capital additions	$265.0	$69.2	$19.5	$0.3	$2.2	$356.2
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2014
Profitability
Revenues
Lease revenue	$413.1	$94.9	$2.1	$14.8	$—	$524.9
Marine operating revenue	—	—	62.5	27.4	—	89.9
Other revenue	30.7	4.4	—	2.5	—	37.6
Total Revenues	443.8	99.3	64.6	44.7	—	652.4
Expenses
Maintenance expense	126.5	23.1	7.5	—	—	157.1
Marine operating expense	—	—	45.7	23.9	—	69.6
Depreciation expense	90.6	23.5	4.4	11.3	—	129.8
Operating lease expense	52.6	—	1.7	—	(0.1)	54.2
Other operating expense	10.0	2.4	—	0.9	—	13.3
Total Expenses	279.7	49.0	59.3	36.1	(0.1)	424.0
Other Income (Expense)
Net gain on asset dispositions	48.7	5.0	(0.4)	3.0	—	56.3
Interest expense, net	(49.9)	(12.4)	(2.8)	(12.9)	(3.5)	(81.5)
Other (expense) income	(3.7)	(2.7)	(0.2)	0.3	(2.0)	(8.3)
Share of affiliates' earnings (pretax)	7.5	(0.1)	—	24.4	—	31.8
Segment Profit (Loss)	$166.7	$40.1	$1.9	$23.4	$(5.4)	226.7
Selling, general and administrative expense						87.6
Income taxes (including $9.6 related to affiliates' earnings)						43.9
Net Income						$95.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$39.3	$0.6	$—	$0.5	$—	$40.4
Residual sharing income	4.4	—	—	2.4	—	6.8
Non-remarketing disposition gains (1)	5.0	4.4	—	—	—	9.4
Asset impairment	—	—	(0.4)	0.1	—	(0.3)
	$48.7	$5.0	$(0.4)	$3.0	$—	$56.3
Capital Expenditures
Portfolio investments and capital additions	$541.8	$81.6	$16.0	$12.0	$3.7	$655.1
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

The following discussion and analysis should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with GAAP and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item. In prior periods, we reported net income excluding certain items that we believe are not necessarily reflective of our ongoing business activities. No such adjustments occurred in the first six months of 2015 or 2014, however, certain of these adjustments occurred in 2013 and impacted the computation of return on equity for the trailing twelve months earnings as disclosed in this report.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and six months ended June 30 (in millions, except per share data and percentages):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Segment Revenues
Rail North America	$247.7	$234.3	$490.9	$443.8
Rail International	44.1	50.1	88.1	99.3
ASC	52.0	60.4	60.0	64.6
Portfolio Management	21.5	21.0	46.0	44.7
	$365.3	$365.8	$685.0	$652.4
Segment Profit
Rail North America	$84.9	$91.7	$190.7	$166.7
Rail International	19.1	19.4	40.9	40.1
ASC	2.9	3.1	2.5	1.9
Portfolio Management	10.3	11.5	26.2	23.4
	117.2	125.7	260.3	232.1
Less:
Selling, general and administrative expense	44.6	44.9	90.3	87.6
Unallocated interest expense, net	4.0	0.5	7.4	3.5
Other, including eliminations	(0.6)	1.6	1.2	1.9
Income taxes ($3.0 and $5.4 QTR and $6.0 and $9.6 YTD related to affiliates' earnings)	23.8	25.6	53.8	43.9
Net Income	$45.4	$53.1	$107.6	$95.2

Diluted earnings per share	$1.03	$1.15	$2.42	$2.05
Investment Volume	$175.3	$209.6	$356.2	$655.1

The following table shows our return on equity ("ROE") for the trailing twelve months ended June 30:

	2015	2014
ROE	16.3%	15.6%
ROE, excluding tax adjustments and other items	16.3%	15.4%

Net income was $107.6 million, or $2.42 per diluted share, for the first six months of 2015 compared to $95.2 million, or $2.05 per diluted share, in 2014. Net income increased $12.4 million compared to the prior year, driven by a positive income contribution from the acquisition of boxcars discussed in more detail in the "Rail North America" section of the MD&A, higher lease rates and lower operating lease expense, partially offset by higher depreciation expense and lower share of affiliates' earnings.

Net income was $45.4 million, or $1.03 per diluted share, for the second quarter of 2015 compared to $53.1 million, or $1.15 per diluted share, in 2014. Net income decreased $7.7 million compared to the prior year largely due to lower asset remarketing income and share of affiliates' earnings, partially offset by lower maintenance and operating lease expense.

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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired a fleet of more than 18,500 boxcars for approximately $340 million (the "Boxcar Fleet"). At June 30, 2015, Rail North America's wholly owned fleet consisted of approximately 125,600 cars, including approximately 18,700 boxcars. Fleet utilization, excluding boxcars, was 99.3% at the end of the second quarter of 2015 compared to 99.3% at the end of the prior quarter and 98.6% at June 30, 2014. Fleet utilization for boxcars was 97.3% at the end of the second quarter of 2015, compared to 92.8% at the end of the prior quarter and 90.7% at June 30, 2014 as we continued to successfully lease idle cars from the Boxcar Fleet and scrap older boxcars.

During the second quarter of 2015, the Lease Price Index on renewals (the “LPI,” see definition below) increased 36.3%, compared to an increase of 43.2% in the prior quarter and 36.0% in the second quarter of 2014. Lease terms on renewals for cars in the LPI averaged 54 months in the current quarter, compared to 59 months in the prior quarter and 67 months in the second quarter of 2014. While renewal terms for many car types remained longer than historical averages, specific weakness in coal, coupled with regulatory uncertainty impacting cars in flammable service, resulted in shorter lease terms for these car types. During the second quarter of 2015, an average of approximately 106,200 railcars, excluding boxcars, were on lease, compared to 106,500 in the prior quarter and 105,400 in the second quarter of 2014.

The effects of the recently enacted flammable tank car regulatory changes on the industry will take some time to fully develop. However, we are well positioned to address these changes as fewer than 1,400 tank cars require modification or retirement before 2023.

For the remainder of 2015, we expect the LPI renewal rate change to be in the mid-30% range; however, the uncertain pricing environment for some car types may create volatility in the LPI measure. As of June 30, 2015, leases for approximately 8,800 railcars in our term lease fleet and approximately 3,500 boxcars have expired or are scheduled to expire prior to the end of the year. These amounts exclude railcars on leases that were scheduled to expire in the second half of 2015 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Lease revenue	$230.9	$218.2	$459.4	$413.1
Other revenue	16.8	16.1	31.5	30.7
Total Revenues	247.7	234.3	490.9	443.8
Expenses
Maintenance expense	63.8	65.1	133.0	126.5
Depreciation expense	53.3	49.1	105.6	90.6
Operating lease expense	20.7	25.7	41.4	52.6
Other operating expense	5.8	5.2	11.3	10.0
Total Expenses	143.6	145.1	291.3	279.7
Other Income (Expense)
Net gain on asset dispositions	6.1	23.9	42.9	48.7
Interest expense, net	(24.6)	(25.3)	(49.1)	(49.9)
Other expense	(0.8)	(0.3)	(3.0)	(3.7)
Share of affiliates' earnings (pretax)	0.1	4.2	0.3	7.5
Segment Profit	$84.9	$91.7	$190.7	$166.7

Investment Volume	$135.2	$145.8	$265.0	$541.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Railcars (excluding boxcars)	$201.0	$189.6	$399.4	$375.0
Boxcars	20.6	20.0	41.7	21.3
Locomotives	9.3	8.6	18.3	16.8
	$230.9	$218.2	$459.4	$413.1

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Beginning balance	106,804	106,894	107,387	107,343	106,949
Cars added	1,174	958	835	1,013	823
Cars scrapped	(387)	(440)	(202)	(261)	(347)
Cars sold	(697)	(25)	(677)	(1,146)	(441)
Ending balance	106,894	107,387	107,343	106,949	106,984
Utilization rate at quarter end	98.6%	98.8%	99.2%	99.3%	99.3%
Average active railcars	105,366	105,755	106,569	106,541	106,211

The following table shows fleet activity for Rail North America's boxcars:

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Ending balance	19,254	19,146	19,021	18,912	18,651
Utilization	90.7%	91.3%	92.7%	92.8%	97.3%

The following table shows fleet activity for Rail North America's locomotives:

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Beginning balance	600	602	603	603	608
Locomotives added	9	1	7	7	—
Locomotives scrapped or sold	(7)	—	(7)	(2)	—
Ending balance	602	603	603	608	608
Utilization rate at quarter end	99.2%	97.7%	99.3%	98.8%	96.1%
Average active locomotives	594	591	592	599	593

Comparison of the First Six Months of 2015 to the First Six Months of 2014

Segment Profit

Segment profit was $190.7 million, compared to $166.7 million in the prior year. The increase was driven by a positive contribution from the Boxcar Fleet, higher lease rates and lower operating lease expense, partially offset by higher depreciation expense and maintenance expense as well as lower share of affiliates' earnings.

Revenues

Lease revenue increased $46.3 million in 2015, primarily due to higher lease rates across the non-boxcar fleet and additional revenue from the Boxcar Fleet. Other revenue increased $0.8 million, primarily due to higher excess mileage and equalization revenue.

Expenses

Maintenance expense increased $6.5 million in 2015, primarily due to additional costs attributable to the Boxcar Fleet, partially offset by higher capitalized repairs and fewer wheelset replacements. Depreciation expense increased $15.0 million, largely due to depreciation on new investments, including the Boxcar Fleet. Operating lease expense decreased $11.2 million, resulting from the purchase of railcars previously on operating leases in each year. Other operating expense increased $1.3 million, primarily due to higher storage and switching costs.

Other Income (Expense)

Net gain on asset dispositions decreased $5.8 million in 2015, driven by lower scrapping gains in the current year and the absence of a residual sharing fee received in the prior year, partially offset by higher gains on sales of cars sold. Net interest expense decreased $0.8 million, primarily due to the impact of lower average interest rates. Other expense decreased $0.7 million, primarily due to lower termination costs associated with the early buyouts of operating leases, which occurred in each period. Share of affiliates' earnings decreased $7.2 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

Investment Volume

During 2015, investment volume was $265.0 million compared to $541.8 million in 2014. We acquired 1,631 newly built railcars and purchased 200 railcars in the secondary market in the first half of 2015, compared to 1,154 newly built railcars and 384 railcars purchased in the secondary market in 2014. Additionally, investments in 2014 included the purchase of the Boxcar Fleet of approximately 18,500 boxcars.

Comparison of the Second Quarter of 2015 to the Second Quarter of 2014

Segment Profit

Segment profit was $84.9 million, compared to $91.7 million in the prior year. The decrease was driven by lower asset remarketing income and share of affiliates' earnings as well as higher depreciation expense, partially offset by higher lease revenue.

Revenues

Lease revenue increased $12.7 million, primarily due to higher lease rates across the non-boxcar fleet. Other revenue increased $0.7 million, largely due to higher excess mileage revenue.

Expenses

Maintenance expense decreased $1.3 million, driven by higher capitalized repairs and fewer wheelset replacements, partially offset by additional costs attributable to the Boxcar Fleet. Depreciation expense increased $4.2 million, largely due to depreciation on new investments. Operating lease expense decreased $5.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $0.6 million, primarily due to higher storage and switching costs.

Other Income (Expense)

Net gain on asset dispositions decreased $17.8 million in 2015, primarily due to a lower number of cars sold in the current year, lower scrapping gains and the absence of a residual sharing fee received in the prior year. Net interest expense decreased $0.7 million due to the impact of lower average interest rates. Other expense increased $0.5 million, primarily due to a paint rebate received in the prior year. Share of affiliates' earnings decreased $4.1 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

North American Rail Regulatory Matters

On May 1, 2015 the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued a Final Rule (the “US Rule”) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude oil and ethanol. In addition to rail operating requirements and standards for the classification of mined gases and liquids, the US Rule establishes new design standards for tank cars operating in “high hazard flammable trains” (“HHFT”), which are trains that include 20 or more consecutive cars carrying flammable liquids or more than 34 cars carrying flammable liquids in a train. The US Rule requires newly built tank cars for use in HHFT service to comply with the new standards beginning on October 1, 2015. The US Rule establishes standards for modifications to existing tank cars in HHFT service. Existing tank cars in HHFT service would have to be modified or removed from that service between January, 2018, and May, 2025, depending on the type of car and the type of commodity carried. The US Rule was published in the Federal Register on May 8, 2015, and the rule became effective on July 7, 2015. Several legal challenges to the US Rule have been filed in the United States Circuit Court for the District of Columbia, and several petitions for reconsideration have been filed with PHMSA. We cannot predict the timing or the outcome of these challenges.

On May 1, 2015 Transport Canada (“TC”) issued a Final Rule (the “Canada Rule”) intended to improve the safety of trains that transport flammable liquids, primarily crude and ethanol. The Canada Rule establishes new design standards for tank cars carrying flammable liquids. The Canada Rule requires newly built tank cars for use in flammable liquids to comply with the new standards beginning on October 1, 2015. The Canada Rule establishes standards for modifications to existing tank cars. Existing tank cars would have to be modified or removed from flammable liquids service between May, 2017, and May, 2025, depending on the type of car and the type of commodity carried. The Rule was published in the Canada Gazette on May 20, 2015, and took effect that day. The Canada Rule is not subject to legal or administrative challenges.

We have a fleet of approximately 126,000 railcars in North America, including approximately 14,000 tank cars currently used to transport flammable liquids, of which approximately 4,600 are moving crude oil and ethanol. Approximately 90% of our tank cars requiring modification have a deadline of 2023 or later. We have not yet determined the number of cars that will be modified, repurposed or retired.

RAIL INTERNATIONAL

Segment Summary

Rail International's performance has been stable despite the ongoing, unsettled European economy, and we continue to pursue investment opportunities. Railcar utilization for our wholly owned European operations ("GATX Rail Europe" or "GRE") was 95.5% at the end of the second quarter of 2015 compared to 95.9% at the end of the prior quarter and 95.6% at June 30, 2014.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Lease revenue	$42.4	$47.7	$84.5	$94.9
Other revenue	1.7	2.4	3.6	4.4
Total Revenues	44.1	50.1	88.1	99.3
Expenses
Maintenance expense	9.4	11.6	18.3	23.1
Depreciation expense	10.8	11.8	21.5	23.5
Operating lease expense	0.1	—	0.1	—
Other operating expense	1.5	1.0	2.4	2.4
Total Expenses	21.8	24.4	42.3	49.0
Other Income (Expense)
Net gain on asset dispositions	1.1	2.6	6.0	5.0
Interest expense, net	(3.0)	(6.2)	(9.5)	(12.4)
Other expense	(1.2)	(2.7)	(1.2)	(2.7)
Share of affiliates' earnings (pretax)	(0.1)	—	(0.2)	(0.1)
Segment Profit	$19.1	$19.4	$40.9	$40.1

Investment Volume	$27.8	$42.3	$69.2	$81.6

The following table shows fleet activity for GRE railcars:

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Beginning balance	21,591	21,684	21,960	22,451	22,497
Cars added	409	481	657	249	301
Cars scrapped or sold	(316)	(205)	(166)	(203)	(315)
Ending balance	21,684	21,960	22,451	22,497	22,483
Utilization rate at quarter end	95.6%	95.1%	95.9%	95.9%	95.5%
Average active railcars	20,706	20,833	21,111	21,479	21,427

\

Comparison of the First Six Months of 2015 to the First Six Months of 2014

Foreign Currency

Rail International's results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first six months of 2015, a weaker euro negatively impacted lease revenue by approximately $17.5 million and segment profit, excluding other income (expense), by approximately $9.2 million compared to the first six months of 2014.

Segment Profit

Segment profit was $40.9 million, compared to $40.1 million in the prior year and was positively impacted by higher lease revenue from more cars on lease, lower maintenance expense, a gain on the sale of a workshop in the current year and lower interest expense. These favorable items were largely offset by higher depreciation expense and the negative effects of foreign exchange.

Revenues

Lease revenue decreased $10.4 million in 2015, primarily due to the effects of a weaker euro, as noted above. The decrease was partially offset by additional cars on lease in the current year. Other revenue decreased $0.8 million primarily due to the absence of interest income on a loan that was repaid in the current year.

Expenses

Maintenance expense decreased $4.8 million in 2015, primarily due to the positive effects of foreign exchange, lower costs at our European maintenance facilities and lower costs of wheelset replacements, partially offset by higher cost of railcar revisions. Depreciation expense decreased $2.0 million, largely due to the effects of foreign exchange partially offset by the impact of new cars added to the fleet.

Other Income (Expense)

Net gain on asset dispositions increased $1.0 million in 2015, primarily due to a gain on the sale of a workshop in the current year, partially offset by lower railcar scrapping gains and fewer railcars sold. Net interest expense decreased $2.9 million, driven by lower average rates in the current year and the effects of foreign exchange. Other expense decreased $1.5 million largely due to the net impact of changes in foreign exchange rates on non-functional currency items and derivatives, partially offset by higher legal fees and costs related to the early repayment of debt in the current year.

Investment Volume

Investment volume in 2015, which includes progress payments on scheduled deliveries of new railcars and car improvements, was $69.2 million compared to $81.6 million in 2014. During 2015, we took delivery of 550 railcars at GRE, 277 railcars at Rail India and 50 railcars at Rail Russia, compared to approximately 535 railcars at GRE in 2014.

Comparison of the Second Quarter of 2015 to the Second Quarter of 2014

Foreign Currency

In the second quarter of 2015, a weaker euro negatively impacted lease revenue by approximately $9.1 million and segment profit, excluding other income (expense), by approximately $4.9 million compared to the second quarter of 2014.

Segment Profit

Segment profit was $19.1 million in 2015, compared to $19.4 million in 2014 and was positively impacted by higher lease revenue from more cars on lease and lower interest expense. These favorable items were partially offset by higher depreciation expense, lower asset remarketing income and the negative effects of foreign exchange.

Revenues

Lease revenue decreased $5.3 million, primarily due to the effects of a weaker euro. The decrease was partially offset by additional cars on lease in the current year. Other revenue decreased $0.7 million primarily due to the absence of interest income on a loan that was repaid in the current year.

Expenses

Maintenance expense decreased $2.2 million, largely due to the effects of foreign exchange. Depreciation expense decreased $1.0 million, driven by the effects of foreign exchange, partially offset by the impact of new cars added to the fleet. Other operating expense increased $0.5 million primarily due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $1.5 million, primarily due to a gain on the sale of railcars in the prior year and lower railcar scrapping gains. Net interest expense decreased $3.2 million primarily due to lower average rates in the current year and the effects of foreign exchange. Other expense decreased $1.5 million largely due to the net impact of changes in foreign exchange rates on non-functional currency items and derivatives, partially offset by higher legal fees and costs related to the early repayment of debt in the current year.

ASC

Segment Summary

Extended winter weather conditions on the Great Lakes resulted in significant ice coverage and thickness and a later start to the 2015 sailing season, consistent with 2014. ASC experienced lower demand for iron ore shipments as domestic steel production declined. ASC expects to recover some of this lost iron ore volume in the second half of the year, but segment profit for the full year will be lower than 2014. Twelve vessels were in service at the end of the quarter, compared to thirteen vessels in the prior year.

During the first six months of 2015, we carried 9.2 million net tons of freight compared to 8.3 million net tons during the first six months of 2014.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Lease revenue	$1.0	$1.0	$2.0	$2.1
Marine operating revenue	51.0	59.4	58.0	62.5
Total Revenues	52.0	60.4	60.0	64.6
Expenses
Maintenance expense	7.0	7.3	7.2	7.5
Marine operating expense	34.1	42.3	41.0	45.7
Depreciation expense	4.9	4.4	4.9	4.4
Operating lease expense	1.7	1.7	1.7	1.7
Total Expenses	47.7	55.7	54.8	59.3
Other Income (Expense)
Net loss on asset dispositions	—	—	—	(0.4)
Interest expense, net	(1.3)	(1.4)	(2.6)	(2.8)
Other expense	(0.1)	(0.2)	(0.1)	(0.2)
Segment Profit	$2.9	$3.1	$2.5	$1.9

Investment Volume	$10.2	$7.7	$19.5	$16.0
Total Net Tons Carried (000's)	8,447	7,827	9,231	8,276

Comparison of the First Six Months of 2015 to the First Six Months of 2014

Segment Profit

Segment profit was $2.5 million, compared to a profit of $1.9 million in the prior period. Both periods were impacted by difficult operating conditions on the Great Lakes. Additionally, results in the current year were negatively impacted by lower shipments of higher-margin iron ore.

Revenues

Marine operating revenue decreased $4.5 million in 2015, primarily due to lower shipments of iron ore, which is longer haul, higher rate business, the impact of which more than offset the increase in overall volume. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $4.7 million in 2015, largely driven by lower fuel costs and the impact of fewer operating days. Due to the delay in the deployment of vessels at the beginning of the season, as well as the temporary lay-up of certain vessels for repairs, total operating days were lower in the current year. Inefficiencies associated with extended winter conditions earlier in each year also negatively impacted operations in both periods.

Other Income (Expense)

Net loss on asset dispositions of $0.4 million in 2014 was attributable to the ultimate disposal of an older, idle vessel.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Second Quarter of 2015 to the Second Quarter of 2014

Segment Profit

Segment profit was $2.9 million, compared to a profit of $3.1 million in the prior period. Lower iron ore shipments more than offset the impact of higher overall volume and lower marine operating expenses.

Revenues

Marine operating revenue decreased $8.4 million in 2015, primarily due to lower shipments of iron ore, which is longer haul, higher rate business, which more than offset the impact of higher overall volume. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $8.2 million in 2015, largely driven by lower fuel costs, fewer operating days and the temporary lay-up of a particular vessel for repairs.

Other Income (Expense)

Other expenses were comparable to prior year.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's total asset base was $796.5 million at June 30, 2015, compared to $813.3 million at December 31, 2014, and $859.3 million at June 30, 2014.

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, which reflect continued strong demand for spare aircraft engines. The RRPF affiliates contributed $24.0 million and $12.4 million to segment profit for the first six months and second quarter of 2015, compared to $21.8 million and $11.3 million in 2014.

The outlook for the inland marine market continues to be favorable for the remainder of 2015. Separately, the ocean-going vessels have recorded mixed results. The Nordic vessels have benefited from increased freight rates, resulting from an increase in demand and a decrease in excess supply. Alternatively, the Norgas vessels have experienced a significant market slowdown, resulting in reduced loads, shipments and rates. In aggregate, marine operations had a higher contribution to our segment profit for the first six months of 2015 compared to 2014.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues
Lease revenue	$6.3	$7.4	$13.0	$14.8
Marine operating revenue	15.0	12.8	32.2	27.4
Other revenue	0.2	0.8	0.8	2.5
Total Revenues	21.5	21.0	46.0	44.7
Expenses
Marine operating expense	13.2	12.3	25.2	23.9
Depreciation expense	5.4	5.8	10.9	11.3
Other operating expense	0.5	0.5	1.4	0.9
Total Expenses	19.1	18.6	37.5	36.1
Other Income (Expense)
Net gain on asset dispositions	1.5	1.7	5.1	3.0
Interest expense, net	(5.6)	(6.1)	(10.8)	(12.9)
Other income	—	—	—	0.3
Share of affiliates' earnings (pretax)	12.0	13.5	23.4	24.4
Segment Profit	$10.3	$11.5	$26.2	$23.4

Investment Volume	$0.3	$12.0	$0.3	$12.0
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Net book value of owned assets	$523.0	$488.5	$474.6	$450.2	$442.8
Affiliate investments	336.3	327.9	338.7	344.2	353.7
Net book value of managed portfolio	85.1	77.4	64.1	107.8	88.1
Comparison of the First Six Months of 2015 to the First Six Months of 2014

Segment Profit

Segment profit was $26.2 million, compared to $23.4 million in the prior year. This increase was attributable to higher marine operating income, lower interest expense and higher gains on asset dispositions. These favorable items were partially offset by lower lease revenue and share of affiliates' earnings.

Revenues

Lease revenue decreased $1.8 million in 2015, primarily due to the sale of leased assets in both years. Marine operating revenue increased $4.8 million, primarily due to higher inland marine revenue and higher revenue from the Nordic vessels, partially offset by lower revenue from the Norgas vessels. Other revenue decreased $1.7 million, primarily due to lower distributions from investment funds and lower interest income due to the payoff of loans in the prior year.

Expenses

Marine operating expense increased $1.3 million in 2015, primarily due to higher expenses for inland marine operations and higher expenses for the Norgas vessels related to the allocation of expenses from the pool in which it operates. Partially offsetting these higher expenses was an insurance claim recovery received in the current year.

Other Income (Expense)

Net gain on asset dispositions increased $2.1 million in 2015, primarily due to the sale of an inland marine asset in the current year. Net interest expense decreased $2.1 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings decreased $1.0 million in 2015, largely due to a casualty gain recognized at our Cardinal Marine affiliate in the prior year and the absence of earnings from terminated joint ventures, partially offset by lower interest expense and higher gains on engine disposals at the RRPF affiliates in the current year.

Investment Volume

Investment volume in 2015 included $0.3 million to convert six open hopper barges to covered hopper barges.

Comparison of the Second Quarter of 2015 to the Second Quarter of 2014

Segment Profit

Segment profit was $10.3 million in 2015 compared to $11.5 million in the prior year. This decrease was attributable to lower share of affiliates' earnings and lower lease revenue, partially offset by lower interest expense.

Revenues

Lease revenue decreased $1.1 million in 2015, primarily due to the sale of leased assets in both years. Marine operating revenue increased $2.2 million, primarily due to higher revenue from the Nordic vessels and higher inland marine revenue, partially offset by lower revenue from the Norgas vessels. Other revenue decreased $0.6 million, primarily due to lower interest income due to the payoff of loans in the prior year and lower distributions from investment funds.

Expenses

Marine operating expense increased $0.9 million in 2015, primarily due to higher expenses for the Norgas vessels related to the allocation of expenses from the pool in which it operates. Depreciation expense decreased $0.4 million primarily due to the sale of a leased asset in the current year.

Other Income (Expense)

Net gain on asset dispositions decreased $0.2 million in 2015, primarily due to fewer asset dispositions. Net interest expense decreased $0.5 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings decreased $1.5 million in 2015, largely due to a casualty gain recognized at our Cardinal Marine affiliate in the prior year and the absence of earnings from terminated joint ventures, partially offset by lower interest expense and higher gains on engine disposals at the RRPF affiliates in the current year.

OTHER
Other comprises selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Selling, general and administrative expense	$44.6	$44.9	$90.3	$87.6
Unallocated interest expense, net	4.0	0.5	7.4	3.5
Other expense (including eliminations)	(0.6)	1.6	1.2	1.9

SG&A, Unallocated Interest and Other

SG&A was $2.7 million higher for the six months of 2015 compared to the prior year, primarily due to higher compensation and pension expense, partially offset by lower information technology expense. SG&A was modestly lower for the second quarter of 2015 compared to the prior year largely due to lower information technology expense, which is expected to be timing in nature, partially offset by higher pension expense. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities. Other expense and eliminations decreased $0.7 million and $2.2 million for the first six months and the second quarter of 2015, compared to the prior year periods. Both decreases were due to the impacts of foreign exchange on a pension plan and termination costs incurred in the prior year related to the prepayment of debt.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2015, we had an unrestricted cash balance of $58.6 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2015	2014
Principal sources of cash
Net cash provided by operating activities	$191.5	$168.1
Portfolio proceeds	211.5	137.8
Other asset sales	12.9	16.3
Proceeds from issuance of debt, commercial paper, and credit facilities	689.0	993.7
	$1,104.9	$1,315.9
Principal uses of cash
Portfolio investments and capital additions	$(356.2)	$(655.1)
Repayments of debt, commercial paper, and credit facilities	(713.3)	(665.8)
Purchases of leased-in assets	(99.5)	(150.5)
Payments on capital lease obligations	(1.3)	(1.3)
Cash dividends	(35.2)	(32.2)
Stock repurchases	(64.1)	(88.5)
	$(1,269.6)	$(1,593.4)

Net cash provided by operating activities of $191.5 million increased $23.4 million compared to 2014. The increase was driven by higher lease revenue and lower maintenance expense, partially offset by a decrease in distributions from joint ventures and other net changes in certain working capital items.
Portfolio proceeds for the first six months of 2015 of $211.5 million increased by $73.7 million compared to 2014, driven by a loan repayment and higher asset sales. In January 2015, Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) repaid its outstanding loan in the amount of €67.5 million ($76.4 million).
Proceeds from the issuance of debt for the first six months of 2015 were $689.0 million (net of hedges and debt issuance costs). In North America, $650 million of unsecured debt was issued, which included $100 million of 2.60% senior notes due in 2020, $300 million of 3.25% senior notes due in 2025, and $250 million of 4.50% senior notes due in 2045. In Europe, $56.5 million of unsecured debt was issued. Debt repayments of $713.3 million for the first six months of 2015 were $47.5 million higher than prior year and included debt repayments of $290.7 million in Europe. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. See individual segment discussions for further information on investment volume. In 2014, we acquired a fleet of more than 18,500 boxcars for approximately $340 million.
In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of June 30, 2015, 3.1 million shares had been acquired for $192.5 million, and $57.5 million remains available under the repurchase authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the six months ended June 30, 2015:

	North America (1)	Europe (2)
Balance as of June 30 (in millions)	$—	$3.8
Weighted average interest rate	—%	1.3%
Euro/Dollar exchange rate	n/a	1.11

Average amount outstanding year to date (in millions)	$10.9	$3.8
Weighted average interest rate	0.5%	1.3%
Average Euro/Dollar exchange rate	n/a	1.12

Average amount outstanding during 2nd quarter (in millions)	$0.1	$3.8
Weighted average interest rate	0.4%	1.3%
Average Euro/Dollar exchange rate	n/a	1.11

Maximum month-end amount outstanding year to date (in millions)	$35.0	$3.8
Applicable month-end Euro/Dollar exchange rate	n/a	1.11
_________
(1) Short-term borrowings in North America consist solely of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of June 30, 2015, we had a $575 million 5-year unsecured credit facility in the US. In May 2015, we exercised an option to extend the maturity date of our revolving credit facility by one year to April 2020. As of June 30, 2015, the full $575 million was available under the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2015, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of June 30, 2015, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at June 30, 2015, (in millions):

	Payments Due by Period
	Total	2015 (1)	2016	2017	2018	2019	Thereafter
Recourse debt	$4,217.3	$76.7	$558.1	$412.8	$519.7	$550.0	$2,100.0
Nonrecourse debt	11.5	4.5	7.0	—	—	—	—
Commercial paper and credit facilities	3.8	3.8	—	—	—	—	—
Capital lease obligations	5.4	1.5	2.7	1.2	—	—	—
Operating leases — recourse	689.3	33.5	86.8	93.0	84.1	79.2	312.7
Operating leases — nonrecourse	60.4	5.5	8.1	9.5	9.0	9.7	18.6
Portfolio investments (2)	1,821.5	279.8	490.0	345.8	313.8	392.1	—
	$6,809.2	$405.3	$1,152.7	$862.3	$926.6	$1,031.0	$2,431.3
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

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the six months ended June 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a summary of our policies.

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

The following table shows total on- and off-balance-sheet assets (in millions):

	June 30 2014	September 30 2014	December 31 2014	March 31 2015	June 30 2015
Consolidated on-balance-sheet assets	$6,921.1	$6,816.3	$6,937.5	$7,056.4	$6,860.0
Off-balance-sheet assets:
Rail North America	683.2	602.9	606.1	566.1	557.2
ASC	14.1	12.9	11.7	10.5	9.3
Total On- and Off-Balance-Sheet Assets	$7,618.4	$7,432.1	$7,555.3	$7,633.0	$7,426.5
Shareholders’ Equity	$1,374.4	$1,331.2	$1,314.0	$1,282.5	$1,285.4

Net Income Measures

We report net income excluding certain items that we believe are not necessarily reflective of our ongoing business activities. No such adjustments occurred in the first six months of 2015 or 2014, however, certain of these adjustments occurred in 2013 and impacted the computation of return on equity for the trailing twelve months earnings as disclosed in this report. The following table shows our net income, excluding tax adjustments and other items, for the trailing twelve months ended June 30 (in millions):

	2015	2014
Net income	$217.4	$202.3
Adjustments attributable to consolidated income:
GATX income taxes on sale of AAE (1)	—	23.2
Foreign tax credit carryforward (1)(2)	—	(3.9)
Adjustments attributable to affiliates' earnings:
Pretax gain on sale of AAE (1)	—	(9.3)
Gains on interest rate swaps at AAE, net of taxes (3)	—	(5.2)
Income tax rate changes (4)	—	(7.6)
Net income excluding tax adjustments and other items	$217.4	$199.5
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 23, 2014, our board of directors authorized a $250 million share repurchase program. The following is a summary of stock repurchases for the quarter ended June 30, 2015. As of June 30, 2015, $57.5 million was available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 - April 30, 2015	205,112	$57.83	205,112	$86.6 million
May 1, 2015 - May 31, 2015	222,715	$55.44	222,715	$74.2 million
June 1, 2015 - June 30, 2015	298,943	$56.01	298,943	$57.5 million
Total	726,770	$56.35	726,770
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

Date: July 31, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

10.1
Amendment No. 2 to the Credit Agreement, dated as of May 20, 2015, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto.

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.