Form 10-Q
period 2015-09-30
GATX CORP
filed 2015-10-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒
As of September 30, 2015, 42.4 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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
A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our other filings with the Securities and Exchange Commission ("SEC"). Specific risks and uncertainties include, but are not limited to, (1) changes in regulatory requirements for tank cars carrying crude, ethanol, and other flammable liquids, (2) competitive factors in our primary markets, (3) inability to maintain our assets on lease at satisfactory rates, (4) weak economic conditions, financial market volatility, and other factors that may decrease demand for our assets and services, (5) changes to, or failure to comply with, laws, rules, and regulations applicable to our assets and operations, (6) operational disruption and increased costs associated with compliance maintenance programs and other maintenance initiatives, (7) financial and operational risks associated with long-term railcar purchase commitments, (8) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (9) events having an adverse impact on assets, customers, or regions where we have a large investment, (10) decreased demand for certain railcars used in the petroleum industry due to sustained low crude oil prices, (11) risks related to international operations and expansion into new geographic markets, (12) inadequate allowances to cover credit losses in our portfolio, (13) asset impairment charges we may be required to recognize, (14) environmental remediation costs or a negative outcome in pending or threatened litigation, (15) inability to obtain cost-effective insurance, (16) fluctuations in foreign exchange rates, (17) operational and financial risks related to our affiliate investments, (18) reduced opportunities to generate asset remarketing income, (19) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees and (20) other risks discussed in our filings with the SEC, including our Form 10-K for the year ended December 31, 2014, all of which are available on the SEC's website (www.sec.gov). You should not place undue reliance on forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30	December 31
	2015	2014
	(Unaudited)
Assets
Cash and Cash Equivalents	$116.0	$209.9
Restricted Cash	15.5	14.5
Receivables
Rent and other receivables	90.7	86.0
Loans	9.6	97.3
Finance leases	170.5	174.7
Less: allowance for losses	(6.3)	(5.7)
	264.5	352.3

Operating Assets and Facilities ($123.1 and $123.1 related to a consolidated VIE)	8,141.2	8,143.5
Less: allowance for depreciation ($38.6 and $35.0 related to a consolidated VIE)	(2,487.9)	(2,455.5)
	5,653.3	5,688.0
Investments in Affiliated Companies	364.1	357.7
Goodwill	81.4	86.1
Other Assets ($175.0 million and $7.0 million related to assets held for sale)	409.9	229.0
Total Assets	$6,904.7	$6,937.5

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$148.7	$165.9
Debt
Commercial paper and borrowings under bank credit facilities	18.1	72.1
Recourse	4,271.2	4,179.9
Nonrecourse ($9.2 and $15.9 related to a consolidated VIE)	9.2	15.9
Capital lease obligations	3.6	6.3
	4,302.1	4,274.2
Deferred Income Taxes	987.1	937.3
Other Liabilities	197.8	246.1
Total Liabilities	5,635.7	5,623.5

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,729,691 and 66,600,984 Outstanding shares — 42,371,254 and 44,198,850	41.5	41.4
Additional paid in capital	676.4	672.8
Retained earnings	1,597.5	1,501.7
Accumulated other comprehensive loss	(181.9)	(148.4)
Treasury stock at cost (24,358,437 and 22,402,134 shares)	(864.5)	(753.5)
Total Shareholders’ Equity	1,269.0	1,314.0
Total Liabilities and Shareholders’ Equity	$6,904.7	$6,937.5
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Lease revenue	$286.2	$279.1	$845.1	$804.0
Marine operating revenue	77.6	98.9	167.8	188.8
Other revenue	22.4	19.2	58.3	56.8
Total Revenues	386.2	397.2	1,071.2	1,049.6
Expenses
Maintenance expense	83.9	85.6	242.4	242.7
Marine operating expense	48.5	64.8	114.7	134.4
Depreciation expense	75.0	71.9	217.9	201.7
Operating lease expense	22.3	27.4	65.4	81.6
Other operating expense	8.3	8.0	23.4	21.3
Selling, general and administrative expense	44.4	45.8	134.7	133.4
Total Expenses	282.4	303.5	798.5	815.1
Other Income (Expense)
Net (loss) gain on asset dispositions	(4.5)	6.3	49.5	62.6
Interest expense, net	(37.7)	(38.1)	(117.1)	(119.6)
Other expense	(3.1)	(3.1)	(8.7)	(11.4)
Income before Income Taxes and Share of Affiliates’ Earnings	58.5	58.8	196.4	166.1
Income Taxes	(20.3)	(19.9)	(68.1)	(54.2)
Share of Affiliates’ Earnings, Net of Taxes	1.3	12.4	18.8	34.6
Net Income	$39.5	$51.3	$147.1	$146.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(2.9)	(48.1)	(39.4)	(49.3)
Unrealized loss on securities	(0.3)	(0.1)	(0.4)	(0.2)
Unrealized gain on derivative instruments	2.5	0.8	—	2.3
Post-retirement benefit plans	2.1	1.6	6.3	4.7
Other comprehensive income (loss)	1.4	(45.8)	(33.5)	(42.5)
Comprehensive Income	$40.9	$5.5	$113.6	$104.0

Share Data
Basic earnings per share	$0.92	$1.16	$3.38	$3.24
Average number of common shares	42.8	44.4	43.5	45.3

Diluted earnings per share	$0.91	$1.14	$3.33	$3.18
Average number of common shares and common share equivalents	43.4	45.2	44.1	46.1

Dividends declared per common share	$0.38	$0.33	$1.14	$0.99

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2015	2014
Operating Activities
Net income	$147.1	$146.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	227.4	211.9
Change in accrued operating lease expense	(38.0)	(24.9)
Net gains on sales of assets	(69.7)	(55.1)
Asset impairments	31.2	0.4
Deferred income taxes	55.8	42.8
Share of affiliates’ earnings, net of dividends	(18.6)	(9.8)
Other	(23.2)	(26.5)
Net cash provided by operating activities	312.0	285.3
Investing Activities
Portfolio investments and capital additions	(498.3)	(826.6)
Purchases of leased-in assets	(118.4)	(150.5)
Portfolio proceeds	298.2	181.8
Proceeds from sales of other assets	16.2	22.7
Net (increase) decrease in restricted cash	(1.0)	6.4
Other	9.7	5.8
Net cash used in investing activities	(293.6)	(760.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	748.8	976.2
Repayments of debt (original maturities longer than 90 days)	(649.4)	(682.9)
Net (decrease) increase in debt with original maturities of 90 days or less	(54.0)	36.8
Stock repurchases	(105.0)	(124.6)
Dividends	(51.9)	(47.1)
Other	3.7	(2.8)
Net cash (used in) provided by financing activities	(107.8)	155.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.5)	(0.8)
Net decrease in Cash and Cash Equivalents	(93.9)	(320.3)
Cash and Cash Equivalents, beginning of period	209.9	379.7
Cash and Cash Equivalents, end of period	$116.0	$59.4
Noncash Investing Transactions
Distributions from affiliates (1)	$—	$1.1
_________
(1) In 2014, we received a distribution of 62 railcars from our Southern Capital affiliate.

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

Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

Business Combinations

In September 2015, the FASB issued authoritative guidance requiring the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance is effective for us in the first quarter of 2016, with early adoption permitted. We do not expect the new guidance to have a significant impact on our financial statements and related disclosures.

Debt Issue Costs

In April 2015, the FASB issued authoritative guidance that requires presentation of debt issue costs as a deduction from the carrying amount of the related debt liability on the balance sheet, rather than as a deferred charge. In August 2015, the FASB amended the guidance to include an SEC staff interpretation for debt issuance costs related to line-of-credit arrangements. The new guidance is effective for us beginning in the first quarter of 2016, with early adoption permitted. Adoption of the new guidance will not impact the amount or timing of net income but will require us to reclassify deferred debt issuance costs ($21.5 million at September 30, 2015), currently included in other assets, to a reduction in the carrying amount of our related debt balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Consolidation

In February 2015, the FASB issued authoritative guidance amending the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance is effective for us beginning in the first quarter of 2016, with early adoption permitted. Application of the new guidance will not impact our financial statements and related disclosures.

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

In August 2015, the FASB deferred the effective date of this standard from the first quarter of 2017 to the first quarter of 2018. Early adoption is permitted as of the original effective date. We can adopt the new guidance using either the retrospective method or the cumulative effect transition method. We are still evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures, including which transition method we will use and when we will choose to adopt this standard.

NOTE 3. Variable Interest Entities

We are the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we have the power to direct its significant activities. As a result, we consolidate this variable interest entity. The risks associated with it are similar to those of our wholly owned railcar leasing activities.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	September 30 2015	December 31 2014
Operating assets, net of accumulated depreciation (1)	$84.5	$88.1
Nonrecourse debt	9.2	15.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	September 30, 2015		December 31, 2014
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$159.1	$159.1	$143.9	$143.9
Other investment	0.2	0.2	0.4	0.4
Total	$159.3	$159.3	$144.3	$144.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	September 30 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.0	$—	$6.0	$—
Foreign exchange rate derivatives (1)	8.2	—	8.2	—
Foreign exchange rate derivatives (2)	0.9	—	0.9	—
Available-for-sale equity securities	3.8	3.8	—	—
Liabilities
Interest rate derivatives (1)	1.3	—	1.3	—
Foreign exchange rate derivatives (1)	2.8	—	2.8	—
Foreign exchange rate derivatives (2)	1.7	—	1.7	—

Assets	December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (2)	9.7	—	9.7	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	5.9	—	5.9	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of September 30, 2015 that mature from 2017 to 2020, and eight instruments outstanding with an aggregate notional amount of $600.0 million as of December 31, 2014 that mature from 2015 to 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had nine instruments outstanding with an aggregate notional amount of $418.4 million as of September 30, 2015 that mature from 2015 to 2022, and seven instruments outstanding with an aggregate notional amount of $281.5 million as of December 31, 2014 that mature from 2015 to 2020 Within the next 12 months, we expect to reclassify $5.8 million ($3.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive loss. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2015, was $4.1 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	Location of Loss (Gain) Recognized	2015	2014	2015	2014
Fair value hedges (1)	Interest expense	$(4.4)	$3.2	$(5.3)	$4.8
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(0.5)	0.5	2.0	3.7
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.4	1.3	4.1	3.7
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	0.3	0.3	0.8
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	0.8	—	5.0	2.2
Non-designated (3)	Other (income) expense	(0.6)	(7.0)	(6.4)	(6.0)
_________
(1) The fair value adjustments related to the underlying debt equally offset amounts recognized in interest expense.
(2) For 2015, includes $0.8 million and $3.5 million of losses for the three and nine months ended September 30, 2015 on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
(3) For 2015, includes $5.1 million of gains for the nine months ended September 30, 2015 on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments on the AAE loan, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.8	$1.2	$1.5	$2.4
Loans	9.6	9.6	97.3	97.4
Liabilities
Recourse fixed rate debt	$3,996.0	$4,017.1	$3,639.9	$3,775.0
Recourse floating rate debt	275.2	265.6	540.0	540.0
Nonrecourse debt	9.2	9.4	15.9	16.6

NOTE 5. Asset Impairments

GATX previously disclosed that it would no longer seek new investment opportunities in marine assets within the Portfolio Management segment, but was committed to maximizing the value of existing investments. During the third quarter of 2015, GATX management made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels and our 50% interest in the Cardinal Marine joint venture. As such, the Nordic Vessels and the inland marine vessels have been classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. Furthermore, the Cardinal Marine joint venture was evaluated to assess whether an other-than-temporary decline in the value of the investment had occurred. As a result, an aggregate impairment loss of $49.8 million was recognized for certain of the vessels to be sold and the investment in the Cardinal Marine joint venture. These impairments were driven by our decision to exit these investments and resulted from the associated change in our expected use and holding periods for these assets. The impairment losses on the vessels ($30.8 million) were reported in net (loss) gains on asset dispositions, and the impairment loss on the investment in the Cardinal Marine joint venture ($19.0 million) was reported in the share of affiliates' earnings in the statement of comprehensive income. The fair value of the impaired assets at September 30, 2015 was $39.7 million for vessels and $25.2 million for our investment in the Cardinal Marine joint venture. We based the fair values of these assets on our estimate of the expected sales proceeds.

The Portfolio Management marine investments sold during the third quarter of 2015 yielded proceeds of $31.6 million, resulting in a gain of $7.3 million. The remainder of the investments are expected to be sold by the end of fiscal year 2015. As of September 30, 2015, the Company had $175.0 million of assets classified as held for sale, primarily related to the marine vessels in the Portfolio Management segment. These investments are included in other assets on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended September 30, 2015 and 2014 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$1.9	$1.5	$0.1	$—
Interest cost	4.9	5.2	0.3	0.4
Expected return on plan assets	(6.4)	(7.1)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.3)	(0.3)	(0.1)	—
Unrecognized net actuarial loss	3.7	2.8	—	—
Net expense	$3.8	$2.1	$0.3	$0.4

The following table shows components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2015 and 2014 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$5.6	$4.5	$0.2	$0.1
Interest cost	14.8	15.6	1.0	1.2
Expected return on plan assets	(19.3)	(21.4)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.8)	(0.8)	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	11.1	8.5	—	(0.1)
Net expense	$11.4	$6.4	$1.0	$1.1
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTE 7. Share-Based Compensation

During the nine months ended September 30, 2015, we granted 341,800 stock appreciation rights (“SARs”), 68,710 restricted stock units, 61,740 performance shares, and 5,895 phantom stock units. For the three and nine months ended September 30, 2015, total share-based compensation expense was $2.8 million and $8.9 million and the related tax benefits were $1.1 million and $3.4 million. For the three and nine months ended September 30, 2014, total share-based compensation expense was $3.1 million and $9.3 million and the related tax benefits were $1.2 million and $3.5 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8. Income Taxes

Our effective tax rate was 35% for the nine months ended September 30, 2015, compared to 33% for the nine months ended September 30, 2014. The difference in the effective rates for the prior year, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates. The current year reflects a higher contribution from domestic source income, which is taxed at a higher rate, as well as the impact of an increase in the statutory tax rate in Alberta, Canada.

As of September 30, 2015, our gross liability for unrecognized tax benefits was $5.6 million. If fully recognized, these tax benefits would decrease our income tax expense by $5.6 million ($3.6 million, net of federal tax). We do not anticipate the recognition of any tax benefits that were previously unrecognized within the next 12 months.

NOTE 9. Commercial Commitments

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

The following table shows our commercial commitments (in millions):

	September 30 2015	December 31 2014
Lease payment guarantees	$23.5	$28.5
Standby letters of credit	8.6	8.7
Performance bonds	0.4	0.4
Total commercial commitments (1)	$32.5	$37.6
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $4.4 million at September 30, 2015 and $5.1 million at December 31, 2014. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 10. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the period that they were outstanding. Our diluted earnings per share reflect the impacts of our equity compensation awards.

In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. During the first nine months of 2015, 2.1 million shares were acquired for $111.0 million, compared to 1.9 million shares acquired for $124.6 million during the first nine months of 2014. As of September 30, 2015, a total of 4.0 million shares had been repurchased for $235.6 million, and $14.4 million remains available under the repurchase authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator:
Net income	$39.5	$51.3	$147.1	$146.5
Denominator:
Weighted average shares outstanding - basic	42.8	44.4	43.5	45.3
Effect of dilutive securities:
Equity compensation plans	0.6	0.8	0.6	0.8
Weighted average shares outstanding - diluted	43.4	45.2	44.1	46.1
Basic earnings per share	$0.92	$1.16	$3.38	$3.24
Diluted earnings per share	$0.91	$1.14	$3.33	$3.18

NOTE 11. Accumulated Other Comprehensive Loss

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2014	$(21.9)	$0.3	$(19.1)	$(107.7)	$(148.4)
Change in component	(48.0)	—	6.0	—	(42.0)
Reclassification adjustments into earnings	—	—	(7.0)	3.3	(3.7)
Income tax effect	—	—	(1.6)	(1.2)	(2.8)
Balance at March 31, 2015	$(69.9)	$0.3	$(21.7)	$(105.6)	$(196.9)
Change in component	11.5	(0.2)	(13.3)	—	(2.0)
Reclassification adjustments into earnings	—	—	14.1	3.5	17.6
Income tax effect	—	0.1	(0.7)	(1.4)	(2.0)
Balance at June 30, 2015	$(58.4)	$0.2	$(21.6)	$(103.5)	$(183.3)
Change in component	(2.9)	(0.4)	1.3	—	(2.0)
Reclassification adjustments into earnings	—	—	2.3	3.3	5.6
Income tax effect	—	0.1	(1.1)	(1.2)	(2.2)
Balance at September 30, 2015	$(61.3)	$(0.1)	$(19.1)	$(101.4)	$(181.9)
________
See "Note 4. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 90 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial. The Public Prosecutors and civil claimants have finished presenting their cases in the Lucca Trial. GRA, the Italian Railway, and the other defendants in the Lucca Trial began presenting the defense of their cases on September 16, 2015.

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but has refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers that had provided coverage for such expenses. As of September 30, 2015, GRA had incurred approximately $10.6 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which is set for hearing in November 2015. GRA is also negotiating issues of reimbursement for outstanding defense costs with the three other insurers in the current coverage layer, which includes a 25% share held by Liberty. GRA cannot predict the outcome of the Liberty Arbitration or the amount of defense fees and costs that ultimately may not be reimbursed by Liberty or the other excess insurers in the current coverage layer.

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

NOTE 13. Financial Data of Business Segments

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

Portfolio Management generates leasing, marine operating, asset remarketing and management fee income through a collection of diversified wholly owned assets and joint venture investments. As discussed in Note 5, during the third quarter of 2015 we made the strategic decision to exit the majority of our marine investments within this segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2015
Profitability
Revenues
Lease revenue	$234.9	$44.1	$1.1	$6.1	$—	$286.2
Marine operating revenue	—	—	61.7	15.9	—	77.6
Other revenue	20.3	1.7	—	0.4	—	22.4
Total Revenues	255.2	45.8	62.8	22.4	—	386.2
Expenses
Maintenance expense	66.7	9.9	7.3	—	—	83.9
Marine operating expense	—	—	36.7	11.8	—	48.5
Depreciation expense	54.5	11.1	4.7	4.7	—	75.0
Operating lease expense	20.6	(0.1)	1.8	—	—	22.3
Other operating expense	6.8	1.1	—	0.4	—	8.3
Total Expenses	148.6	22.0	50.5	16.9	—	238.0
Other Income (Expense)
Net gain (loss) on asset dispositions	11.5	0.5	—	(16.5)	—	(4.5)
Interest expense, net	(27.0)	(7.0)	(1.4)	(4.7)	2.4	(37.7)
Other expense	(1.2)	(1.8)	—	—	(0.1)	(3.1)
Share of affiliates' earnings (pretax) (1)	0.1	—	—	(1.6)	—	(1.5)
Segment Profit (Loss)	$90.0	$15.5	$10.9	$(17.3)	$2.3	101.4
Selling, general and administrative expense						44.4
Income taxes (including $2.8 tax benefit related to affiliates' earnings)						17.5
Net Income						$39.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$10.2	$—	$—	$7.2	$—	$17.4
Residual sharing income	0.3	—	—	7.3	—	7.6
Non-remarketing disposition gains (2)	1.0	0.6	—	—	—	1.6
Asset impairment	—	(0.1)	—	(31.0)	—	(31.1)
	$11.5	$0.5	$—	$(16.5)	$—	$(4.5)
Capital Expenditures
Portfolio investments and capital additions	$97.8	$40.9	$0.8	$1.9	$0.7	$142.1

Selected Balance Sheet Data at September 30, 2015
Investments in affiliated companies	$12.3	$1.5	$—	$350.3	$—	$364.1
Identifiable assets	$4,599.0	$1,140.6	$297.0	$737.7	$130.4	$6,904.7
_____
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2014
Profitability
Revenues
Lease revenue	$222.6	$47.9	$1.1	$7.5	$—	$279.1
Marine operating revenue	—	—	82.7	16.2	—	98.9
Other revenue	15.7	2.3	—	1.2	—	19.2
Total Revenues	238.3	50.2	83.8	24.9	—	397.2
Expenses
Maintenance expense	65.7	11.0	8.9	—	—	85.6
Marine operating expense	—	—	52.2	12.6	—	64.8
Depreciation expense	49.7	11.9	4.5	5.8	—	71.9
Operating lease expense	25.6	—	1.8	—	—	27.4
Other operating expense	6.1	1.2	—	0.7	—	8.0
Total Expenses	147.1	24.1	67.4	19.1	—	257.7
Other Income (Expense)
Net gain on asset dispositions	4.4	0.8	—	1.1	—	6.3
Interest expense, net	(24.1)	(6.0)	(1.4)	(5.8)	(0.8)	(38.1)
Other (expense) income	(1.0)	(1.1)	0.2	(1.4)	0.2	(3.1)
Share of affiliates' earnings (pretax)	0.1	(0.1)	—	17.0	—	17.0
Segment Profit (Loss)	$70.6	$19.7	$15.2	$16.7	$(0.6)	121.6
Selling, general and administrative expense						45.8
Income taxes (including $4.6 related to affiliates' earnings)						24.5
Net Income						$51.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$1.2	$—	$—	$—	$—	$1.2
Residual sharing income	0.1	—	—	1.1	—	1.2
Non-remarketing disposition gains (1)	3.1	0.9	—	—	—	4.0
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$4.4	$0.8	$—	$1.1	$—	$6.3
Capital Expenditures
Portfolio investments and capital additions	$118.9	$45.6	$0.9	$5.0	$1.1	$171.5

Selected Balance Sheet Data at December 31, 2014
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.3	$1,229.4	$286.7	$813.3	$249.8	$6,937.5
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2015
Profitability
Revenues
Lease revenue	$694.3	$128.6	$3.1	$19.1	$—	$845.1
Marine operating revenue	—	—	119.7	48.1	—	167.8
Other revenue	51.8	5.3	—	1.2	—	58.3
Total Revenues	746.1	133.9	122.8	68.4	—	1,071.2
Expenses
Maintenance expense	199.7	28.2	14.5	—	—	242.4
Marine operating expense	—	—	77.7	37.0	—	114.7
Depreciation expense	160.1	32.6	9.6	15.6	—	217.9
Operating lease expense	62.0	—	3.5	—	(0.1)	65.4
Other operating expense	18.1	3.5	—	1.8	—	23.4
Total Expenses	439.9	64.3	105.3	54.4	(0.1)	663.8
Other Income (Expense)
Net gain (loss) on asset dispositions	54.4	6.5	—	(11.4)	—	49.5
Interest expense, net	(76.1)	(16.5)	(4.0)	(15.5)	(5.0)	(117.1)
Other expense	(4.2)	(3.0)	(0.1)	—	(1.4)	(8.7)
Share of affiliates' earnings (pretax) (1)	0.4	(0.2)	—	21.8	—	22.0
Segment Profit (Loss)	$280.7	$56.4	$13.4	$8.9	$(6.3)	353.1
Selling, general and administrative expense						134.7
Income taxes (including $3.2 related to affiliates' earnings)						71.3
Net Income						$147.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$51.1	$—	$—	$9.3	$—	$60.4
Residual sharing income	0.7	—	—	10.3	—	11.0
Non-remarketing disposition gains (2)	2.6	6.7	—	—	—	9.3
Asset impairment	—	(0.2)	—	(31.0)	—	(31.2)
	$54.4	$6.5	$—	$(11.4)	$—	$49.5
Capital Expenditures
Portfolio investments and capital additions	$362.8	$110.1	$20.3	$2.2	$2.9	$498.3
_____
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2015. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and nine months ended September 30 (in millions, except per share data and percentages):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Segment Revenues
Rail North America	$255.2	$238.3	$746.1	$682.1
Rail International	45.8	50.2	133.9	149.5
ASC	62.8	83.8	122.8	148.4
Portfolio Management	22.4	24.9	68.4	69.6
	$386.2	$397.2	$1,071.2	$1,049.6
Segment Profit
Rail North America	$90.0	$70.6	$280.7	$237.3
Rail International	15.5	19.7	56.4	59.8
ASC	10.9	15.2	13.4	17.1
Portfolio Management	(17.3)	16.7	8.9	40.1
	99.1	122.2	359.4	354.3
Less:
Selling, general and administrative expense	44.4	45.8	134.7	133.4
Unallocated interest expense, net	(2.4)	0.8	5.0	4.3
Other, including eliminations	0.1	(0.2)	1.3	1.7
Income taxes ($(2.8) and $4.6 QTR and $3.2 and $14.2 YTD related to affiliates' earnings)	17.5	24.5	71.3	68.4
Net Income	$39.5	$51.3	$147.1	$146.5

Net Income, excluding other items	$66.1	$51.3	$173.7	$146.5
Diluted earnings per share	0.91	1.14	3.33	3.18
Diluted earnings per share, excluding other items	1.52	1.14	3.94	3.18
Investment Volume	142.1	171.5	498.3	826.6

The following table shows our return on equity ("ROE") for the trailing twelve months ended September 30:

	2015	2014
ROE	15.8%	15.1%
ROE, excluding other items	17.9%	15.1%

Net income was $147.1 million, or $3.33 per diluted share, for the first nine months of 2015 compared to $146.5 million, or $3.18 per diluted share, in 2014. Results in 2015 included a net loss of approximately $26.6 million associated with the planned sale of the majority of Portfolio Management's marine investments, which we have summarized in "Non-GAAP Financial Measures" at the end of this item. Excluding the impact of the net loss, net income increased $27.2 million compared to the prior year, driven by additional lease income resulting from the acquisition of boxcars, as well as higher lease rates at Rail North America and higher residual sharing gains at Portfolio Management. These positive impacts were partially offset by the effects of a weaker euro at Rail International and lower segment profit at ASC, driven by reduced iron ore demand.

Net income was $39.5 million, or $0.91 per diluted share, for the third quarter of 2015 compared to $51.3 million, or $1.14 per diluted share, in 2014. Results for the third quarter of 2015 included the net loss of approximately $26.6 million, as noted above. Excluding the impact of the net loss, net income increased $14.8 million compared to the prior year largely due to higher lease rates at Rail North America and higher residual sharing gains at Portfolio Management, partially offset by the effects of a weaker euro at Rail International and lower segment profit at ASC, driven by reduced iron ore demand.

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

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired a fleet of more than 18,500 boxcars for approximately $340 million (the "Boxcar Fleet"). At September 30, 2015, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 125,000 cars. Fleet utilization, excluding boxcars, was 99.2% at the end of the third quarter of 2015 compared to 99.3% at the end of the prior quarter and 98.8% at September 30, 2014. Fleet utilization for approximately 18,600 boxcars was 96.6% at the end of the third quarter of 2015, compared to 97.3% at the end of the prior quarter and 91.3% at September 30, 2014.

During the third quarter of 2015, the Lease Price Index on renewals (the “LPI,” see definition below) increased 25.6%, compared to an increase of 36.3% in the prior quarter and 46.9% in the third quarter of 2014. Lease terms on renewals for cars in the LPI averaged 60 months in the current quarter, compared to 54 months in the prior quarter and 68 months in the third quarter of 2014. Certain car types, especially coal cars, are experiencing decreased demand and continued to negatively impact the LPI. For the third quarter of 2015, an average of approximately 105,900 railcars, excluding boxcars, were on lease, compared to 106,200 in the prior quarter and 105,800 in the third quarter of 2014.

For the remainder of 2015, we expect to experience softening markets for some car types. As of September 30, 2015, leases for approximately 5,900 railcars in our term lease fleet and approximately 2,600 boxcars have expired or are scheduled to expire prior to the end of the year. These amounts exclude railcars on leases that were scheduled to expire in the fourth quarter of 2015 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Lease revenue	$234.9	$222.6	$694.3	$635.7
Other revenue	20.3	15.7	51.8	46.4
Total Revenues	255.2	238.3	746.1	682.1
Expenses
Maintenance expense	66.7	65.7	199.7	192.2
Depreciation expense	54.5	49.7	160.1	140.3
Operating lease expense	20.6	25.6	62.0	78.2
Other operating expense	6.8	6.1	18.1	16.1
Total Expenses	148.6	147.1	439.9	426.8
Other Income (Expense)
Net gain on asset dispositions	11.5	4.4	54.4	53.1
Interest expense, net	(27.0)	(24.1)	(76.1)	(74.0)
Other expense	(1.2)	(1.0)	(4.2)	(4.7)
Share of affiliates' earnings (pretax)	0.1	0.1	0.4	7.6
Segment Profit	$90.0	$70.6	$280.7	$237.3

Investment Volume	$97.8	$118.9	$362.8	$660.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Railcars (excluding boxcars)	$204.7	$191.9	$604.1	$566.9
Boxcars	20.4	21.6	62.1	42.9
Locomotives	9.8	9.1	28.1	25.9
	$234.9	$222.6	$694.3	$635.7

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	September 30 2014	December 31 2014	March 31 2015	June 30 2015	September 30 2015
Beginning balance	106,894	107,387	107,343	106,949	106,984
Cars added	958	835	1,013	823	620
Cars scrapped	(440)	(202)	(261)	(347)	(396)
Cars sold	(25)	(677)	(1,146)	(441)	(816)
Ending balance	107,387	107,343	106,949	106,984	106,392
Utilization rate at quarter end	98.8%	99.2%	99.3%	99.3%	99.2%
Average active railcars	105,755	106,569	106,541	106,211	105,896

The following table shows fleet activity for Rail North America's boxcars:

	September 30 2014	December 31 2014	March 31 2015	June 30 2015	September 30 2015
Ending balance	19,146	19,021	18,912	18,651	18,567
Utilization	91.3%	92.7%	92.8%	97.3%	96.6%

Comparison of the First Nine Months of 2015 to the First Nine Months of 2014

Segment Profit

Segment profit was $280.7 million, compared to $237.3 million in the prior year. The increase was driven by higher lease rates and a positive contribution from the year-to-date impact of the Boxcar Fleet in the current year, partially offset by higher depreciation expense resulting from additional cars added to the fleet, higher maintenance expense and a lower affiliates' earnings.

Revenues

Lease revenue increased $58.6 million in 2015, primarily due to higher lease rates across the non-boxcar fleet and nine months of revenue from the acquired Boxcar Fleet in the current year compared to six months in the prior year. Other revenue increased $5.4 million, primarily due to higher early lease termination fees and higher mileage equalization revenue.

Expenses

Maintenance expense increased $7.5 million in 2015, primarily due to additional costs attributable to the Boxcar Fleet, partially offset by fewer wheelset replacements. Depreciation expense increased $19.8 million, largely due to depreciation on new investments, including the Boxcar Fleet. Operating lease expense decreased $16.2 million, resulting from the purchase of railcars previously on operating leases in each year. Other operating expense increased $2.0 million, primarily due to higher switching, storage, and freight costs.

Other Income (Expense)

Net gain on asset dispositions increased $1.3 million in 2015, driven by higher gains on sales of cars partially offset by lower scrapping gains in the current year and the absence of a residual sharing fee received in the prior year. Net interest expense increased $2.1 million, primarily due to higher average debt balances, partially offset by the impact of lower average interest rates. Other expense decreased $0.5 million, primarily due to lower termination costs associated with the early buyouts of operating leases, which occurred in each period. Share of affiliates' earnings decreased $7.2 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

Investment Volume

During 2015, investment volume was $362.8 million compared to $660.7 million in 2014. We acquired 2,224 newly built railcars and purchased 293 railcars in the secondary market in the first nine months of 2015, compared to 2,032 newly built railcars and 384 railcars purchased in the secondary market in 2014. Additionally, investments in 2014 included the purchase of the Boxcar Fleet of approximately 18,500 boxcars.

Comparison of the Third Quarter of 2015 to the Third Quarter of 2014

Segment Profit

Segment profit was $90.0 million, compared to $70.6 million in the prior year. The increase was driven by higher lease revenue, higher asset remarketing income, and higher other revenue.

Revenues

Lease revenue increased $12.3 million, primarily due to higher lease rates across the non-boxcar fleet. Other revenue increased $4.6 million, primarily due to higher repair revenue, early lease termination fees, and mileage equalization revenue.

Expenses

Maintenance expense increased $1.0 million, primarily due to additional costs attributable to the Boxcar Fleet. Depreciation expense increased $4.8 million, largely due to depreciation on new investments. Operating lease expense decreased $5.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $0.7 million, primarily due to higher insurance expense.

Other Income (Expense)

Net gain on asset dispositions increased $7.1 million in 2015, primarily due to a higher number of cars sold in the current year, partially offset by lower scrapping gains. Net interest expense increased $2.9 million due to higher average debt balances partially offset by the impact of lower average interest rates.

North American Rail Regulatory Matters

On May 1, 2015 the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued a Final Rule (the “US Rule”) intended to improve the safety of trains that transport large volumes of flammable liquids, primarily crude oil and ethanol. In addition to rail operating requirements and standards for the classification of mined gases and liquids, the US Rule established new design standards for tank cars operating in “high hazard flammable trains” (“HHFT”), which are trains that include 20 or more consecutive cars carrying flammable liquids or more than 34 cars carrying flammable liquids in a train. Newly built tank cars for use in HHFT service are required to comply with the new standards effective October 1, 2015. The US Rule established standards for modifications to existing tank cars in HHFT service. Existing tank cars in HHFT service must be modified or removed from that service between January, 2018, and May, 2025, depending on the type of car and the type of commodity carried. The US Rule was published in the Federal Register on May 8, 2015, and the rule became effective on July 7, 2015. Several legal challenges to the US Rule have been filed in the United States Circuit Court for the District of Columbia, and several petitions for reconsideration have been filed with PHMSA. We cannot predict the timing or the outcome of the court challenges. In addition, legislation has been introduced in the US Congress that could result in changes to the US Rule, but we cannot predict the likelihood that any such changes will be enacted into law.

On May 1, 2015 Transport Canada (“TC”) issued a Final Rule (the “Canada Rule”) intended to improve the safety of trains that transport flammable liquids, primarily crude and ethanol. The Canada Rule established new design standards for tank cars carrying flammable liquids. Newly built tank cars for use in flammable liquids service are required to comply with the new standards effective October 1, 2015. The Canada Rule established standards for modifications to existing tank cars, which must be modified or removed from flammable liquids service between May, 2017, and May, 2025, depending on the type of car and the type of commodity carried. The Rule was published in the Canada Gazette on May 20, 2015, and took effect that day. The Canada Rule is not subject to legal or administrative challenges.

We have a fleet of approximately 125,000 railcars in North America, including approximately 14,000 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,500 are moving crude oil and ethanol. Approximately 90% of the affected tank cars have a compliance deadline of 2023 or later. We have not yet determined the number of these cars that will be modified, repurposed or retired.

RAIL INTERNATIONAL

Segment Summary

Rail International, particularly our European fleet, continues to achieve solid operating results. Railcar utilization for our wholly owned European operations ("GATX Rail Europe" or "GRE") was 95.7% at the end of the third quarter of 2015 compared to 95.5% at the end of the prior quarter and 95.1% at September 30, 2014.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Lease revenue	$44.1	$47.9	$128.6	$142.8
Other revenue	1.7	2.3	5.3	6.7
Total Revenues	45.8	50.2	133.9	149.5
Expenses
Maintenance expense	9.9	11.0	28.2	34.1
Depreciation expense	11.1	11.9	32.6	35.4
Operating lease expense	(0.1)	—	—	—
Other operating expense	1.1	1.2	3.5	3.6
Total Expenses	22.0	24.1	64.3	73.1
Other Income (Expense)
Net gain on asset dispositions	0.5	0.8	6.5	5.8
Interest expense, net	(7.0)	(6.0)	(16.5)	(18.4)
Other expense	(1.8)	(1.1)	(3.0)	(3.8)
Share of affiliates' earnings (pretax)	—	(0.1)	(0.2)	(0.2)
Segment Profit	$15.5	$19.7	$56.4	$59.8

Investment Volume	$40.9	$45.6	$110.1	$127.2

The following table shows fleet activity for GRE railcars:

	September 30 2014	December 31 2014	March 31 2015	June 30 2015	September 30 2015
Beginning balance	21,684	21,960	22,451	22,497	22,483
Cars added	481	657	249	301	412
Cars scrapped or sold	(205)	(166)	(203)	(315)	(150)
Ending balance	21,960	22,451	22,497	22,483	22,745
Utilization rate at quarter end	95.1%	95.9%	95.9%	95.5%	95.7%
Average active railcars	20,833	21,111	21,479	21,427	21,630

\

Comparison of the First Nine Months of 2015 to the First Nine Months of 2014

Foreign Currency

Rail International's results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first nine months of 2015, a weaker euro negatively impacted lease revenue by approximately $25.1 million and segment profit, excluding other income (expense), by approximately $13.3 million compared to the first nine months of 2014.

Segment Profit

Segment profit was $56.4 million, compared to $59.8 million in the prior year and was negatively impacted primarily by the effects of foreign exchange and higher depreciation expense, partially offset by higher lease revenue from more cars on lease and a gain on the sale of a workshop in the current year.

Revenues

Lease revenue decreased $14.2 million in 2015, primarily due to the effects of a weaker euro, as noted above. The decrease was partially offset by additional cars on lease in the current year. Other revenue decreased $1.4 million primarily due to the absence of interest income on a loan that was repaid in the first quarter of 2015.

Expenses

Maintenance expense decreased $5.9 million in 2015, primarily due to the effects of a weaker euro, lower costs at our European maintenance facilities and lower costs of wheelset replacements, partially offset by the higher cost of railcar revisions. Depreciation expense decreased $2.8 million, largely due to the effects of a weaker euro, partially offset by the impact of new cars added to the fleet.

Other Income (Expense)

Net gain on asset dispositions increased $0.7 million in 2015, primarily due to a gain on the sale of a workshop in the current year, partially offset by lower railcar scrapping gains and fewer railcars sold. Net interest expense decreased $1.9 million, driven by the effects of foreign exchange. Other expense decreased $0.8 million largely due to a favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives, partially offset by higher legal fees and costs related to the early repayment of debt in the current year.

Investment Volume

Investment volume in 2015, which includes progress payments on scheduled deliveries of new railcars and car improvements, was $110.1 million compared to $127.2 million in 2014, including delivery of 962 railcars at GRE in 2015 compared to 1,015 railcars in 2014.

Comparison of the Third Quarter of 2015 to the Third Quarter of 2014

Foreign Currency

In the third quarter of 2015, a weaker euro negatively impacted lease revenue by approximately $7.7 million and segment profit, excluding other income (expense), by approximately $4.1 million compared to the third quarter of 2014.

Segment Profit

Segment profit was $15.5 million in 2015, compared to $19.7 million in 2014, primarily due to the effects of a weaker euro. These unfavorable items were partially offset by higher lease revenue from more cars on lease.

Revenues

Lease revenue decreased $3.8 million, primarily due to the effects of a weaker euro. The decrease was partially offset by more cars on lease in the current year. Other revenue decreased $0.6 million primarily due to the absence of interest income on a loan that was repaid in the first quarter of 2015.

Expenses

Maintenance expense decreased $1.1 million, largely due to the effects of a weaker euro. Depreciation expense decreased $0.8 million, driven by the effects of a weaker euro, partially offset by the impact of additional cars added to the fleet.

Other Income (Expense)

Net gain on asset dispositions decreased $0.3 million, primarily due to lower railcar scrapping gains. Net interest expense increased $1.0 million primarily due to the timing of intercompany interest allocations related to the refinancing of debt at GRE in the current year. Other expense increased $0.7 million largely due to higher legal costs in the current year.

ASC

Segment Summary

Extended winter weather conditions on the Great Lakes resulted in significant ice coverage and thickness and a later start to the sailing season in both 2015 and 2014. In addition, ASC continued to experience lower demand for iron ore shipments as domestic steel production declined. While the impacts of favorable weather conditions, higher water levels, and spot cargo opportunities benefited ASC during the third quarter, management still expects segment profit for the full year to be lower than 2014, driven by the reduced iron ore tonnage. Thirteen vessels were in service at the end of the quarter, compared to fifteen vessels in the prior year.

During the first nine months of 2015, we carried 19.5 million net tons of freight compared to 19.6 million net tons during the first nine months of 2014. Segment profit in 2015 was adversely impacted by the shift in commodity and trade pattern mix compared to 2014.

The following table shows ASC’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Lease revenue	$1.1	$1.1	$3.1	$3.2
Marine operating revenue	61.7	82.7	119.7	145.2
Total Revenues	62.8	83.8	122.8	148.4
Expenses
Maintenance expense	7.3	8.9	14.5	16.4
Marine operating expense	36.7	52.2	77.7	97.9
Depreciation expense	4.7	4.5	9.6	8.9
Operating lease expense	1.8	1.8	3.5	3.5
Total Expenses	50.5	67.4	105.3	126.7
Other Income (Expense)
Net loss on asset dispositions	—	—	—	(0.4)
Interest expense, net	(1.4)	(1.4)	(4.0)	(4.2)
Other income (expense)	—	0.2	(0.1)	—
Segment Profit	$10.9	$15.2	$13.4	$17.1

Investment Volume	$0.8	$0.9	$20.3	$16.9
Total Net Tons Carried (000's)	10,232	11,316	19,463	19,593

Comparison of the First Nine Months of 2015 to the First Nine Months of 2014

Segment Profit

Segment profit was $13.4 million, compared to a profit of $17.1 million in the prior period. Both periods were unfavorably impacted by difficult operating conditions on the Great Lakes at the start of each sailing season. Additionally, results in the current year were negatively impacted by lower shipments of higher-margin long-haul iron ore.

Revenues

Marine operating revenue decreased $25.5 million in 2015, primarily due to lower long-haul shipments of iron ore, which is higher margin business. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $20.2 million in 2015, largely driven by lower fuel costs, the impact of fewer operating days caused by the delay in the deployment of vessels at the beginning of the season, and the temporary lay-up of certain vessels for repairs. Inefficiencies associated with extended winter conditions earlier in each year also negatively impacted operations in both periods.

Other Income (Expense)

Net loss on asset dispositions of $0.4 million in 2014 was attributable to the disposal of an older, idle vessel.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Third Quarter of 2015 to the Third Quarter of 2014

Segment Profit

Segment profit was $10.9 million, compared to a profit of $15.2 million in the prior period. Lower long-haul iron ore shipments more than offset the impact of lower marine operating expenses.

Revenues

Marine operating revenue decreased $21.0 million in 2015, primarily due to lower long-haul shipments of iron ore, which is higher margin business, partially offset by the positive impacts of favorable weather conditions, higher water levels, and cargo carried under spot arrangements. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $15.5 million in 2015, largely driven by lower fuel costs, fewer operating days and the temporary lay-up of one vessel for repairs.

Other Income (Expense)

Other expenses were comparable to prior year.

PORTFOLIO MANAGEMENT

Segment Summary

GATX previously disclosed that it would no longer seek new investment opportunities in marine assets within Portfolio Management, but was committed to maximizing the value of existing investments. During the third quarter of 2015, GATX management made the decision to exit the majority of our marine investments within our Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels and our 50% interest in the Cardinal Marine joint venture. Management believes that monetizing these investments at this time will provide favorable returns for GATX and eliminates the future risk of continuing to hold these investments in markets that have become more volatile. Proceeds from sales completed in the third quarter were $31.6 million, resulting in gains of $7.3 million. Additionally, impairment losses of $30.8 million and $19.0 million on the Nordic vessels and the Cardinal Marine joint venture were recognized during the third quarter. We expect to complete the sales of the remaining marine investments by the end of the 2015 fiscal year and recognize additional gains that will partially offset the impairment losses recorded in the third quarter. Upon completion of the sales of the targeted marine investments, Portfolio Management will continue to own marine investments with an aggregate book value of approximately $166 million, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels").

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, which reflect continued strong demand for spare aircraft engines. The RRPF affiliates contributed $41.6 million and $17.6 million to segment profit for the first nine months and third quarter of 2015, compared to $37.2 million and $15.4 million in 2014.

Portfolio Management's total asset base was $737.7 million at September 30, 2015, compared to $813.3 million at December 31, 2014, and $816.4 million at September 30, 2014.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues
Lease revenue	$6.1	$7.5	$19.1	$22.3
Marine operating revenue	15.9	16.2	48.1	43.6
Other revenue	0.4	1.2	1.2	3.7
Total Revenues	22.4	24.9	68.4	69.6
Expenses
Marine operating expense	11.8	12.6	37.0	36.5
Depreciation expense	4.7	5.8	15.6	17.1
Other operating expense	0.4	0.7	1.8	1.6
Total Expenses	16.9	19.1	54.4	55.2
Other Income (Expense)
Net (loss) gain on asset dispositions	(16.5)	1.1	(11.4)	4.1
Interest expense, net	(4.7)	(5.8)	(15.5)	(18.7)
Other expense	—	(1.4)	—	(1.1)
Share of affiliates' earnings (pretax)	(1.6)	17.0	21.8	41.4
Segment (Loss) Profit	$(17.3)	$16.7	$8.9	$40.1

Investment Volume	$1.9	$5.0	$2.2	$17.0
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	September 30 2014	December 31 2014	March 31 2015	June 30 2015	September 30 2015
Net book value of owned assets	$488.5	$474.6	$450.2	$442.8	$387.4
Affiliate investments	327.9	338.7	344.2	353.7	350.3
Net book value of managed portfolio	77.4	64.1	107.8	88.1	70.4
Comparison of the First Nine Months of 2015 to the First Nine Months of 2014

Segment Profit

Segment profit was $8.9 million, compared to $40.1 million in the prior year. The current year included a net pre-tax loss of approximately $42.5 million associated with the planned exit of the majority of marine investments. Excluding the impact of the net loss, segment profit increased $11.3 million, due to higher marine operating income and lower interest expense.

Revenues

Lease revenue decreased $3.2 million in 2015, primarily due to the sale of leased assets in both years. Marine operating revenue increased $4.5 million, primarily due to higher revenue from the Nordic Vessels and higher inland marine revenue partially offset by lower revenue from the Norgas Vessels. Other revenue decreased $2.5 million primarily due to lower distributions from investment funds and lower interest income due to the repayment of loans in the current and prior years.

Expenses

Marine operating expense increased $0.5 million in 2015, primarily due to higher expenses for inland marine operations and higher expenses for the Norgas Vessels. Partially offsetting these higher expenses was an insurance claim recovery received in the current year. Depreciation expense decreased $1.5 million primarily due to the sale of leased assets. Other operating expense increased $0.2 million, primarily due to a performance incentive fee paid to a shipping pool manager in the current year.

Other Income (Expense)

Net gain on asset dispositions decreased $15.5 million in 2015. The current year included a net pre-tax loss of approximately $23.5 million associated with the planned exit of marine investments. Excluding the net loss, net gain on asset dispositions increased $8.0 million due to higher asset dispositions and residual sharing gains on managed portfolio sales in the current year. Net interest expense decreased $3.2 million as a result of a lower average debt balance and lower average interest rates. Other income was $1.1 million higher due to the expense associated with a revenue sharing agreement adjustment related to the Nordic Vessels in the prior year.

Share of affiliates' earnings decreased $19.6 million in 2015. The current year included the impairment charge for our investment in the Cardinal Marine affiliate of $19.0 million associated with the planned sale of our interest in the investment. Excluding this item, the share of affiliates' earnings decreased $0.6 million due to the absence of earnings from terminated joint ventures, partially offset by increased gains on engine sales and higher operating results at the RRPF affiliates in the current year.

Investment Volume

Investment volume in 2015 included $2.2 million to convert 39 open hopper barges to covered hopper barges.

Comparison of the Third Quarter of 2015 to the Third Quarter of 2014

Segment (Loss) Profit

Segment loss was $17.3 million in 2015 compared to segment profit of $16.7 million in the prior year. The current year included a net pre-tax loss of approximately $42.5 million, as noted above. Excluding the impact of the net loss, segment profit increased $8.5 million, primarily due to higher residual sharing gains on managed portfolio sales.

Revenues

Lease revenue decreased $1.4 million in 2015, primarily due to the sale of leased assets in both years. Marine operating revenue decreased $0.3 million, primarily due to lower revenue from the Norgas Vessels partially offset by higher revenue from the Nordic Vessels and higher inland marine revenue. Other revenue decreased $0.8 million, primarily due lower distributions from investment funds and lower loan prepayment fees due to the repayment of loans in the prior year.

Expenses

Marine operating expense decreased $0.8 million in 2015, primarily due to lower expenses for the Nordic Vessels, the Norgas Vessels, and inland marine operations. Depreciation expense decreased $1.1 million primarily due to the sale of leased assets. Other operating expense was $0.3 million lower primarily due to lower inland marine barge painting expenses in the current year.

Other Income (Expense)

Net gain on asset dispositions decreased $17.6 million in 2015. The current year included a net pre-tax loss of approximately $23.5 million, as noted above. Excluding the net loss, net gain on asset dispositions increased $5.9 million due to higher residual sharing gains on managed portfolio sales. Net interest expense decreased $1.1 million as a result of a lower average debt balance and lower average interest rates. Other income was $1.4 million higher due to the absence of expenses associated with a revenue sharing agreement adjustment related to the Nordic Vessels incurred in the prior year.

Share of affiliates' earnings decreased $18.6 million in 2015. The current year included the impairment charge for our investment in the Cardinal Marine affiliate of $19.0 million, as noted above. Excluding this item, share of affiliates' earnings increased $0.4 million due to increased gains on engine sales and higher operating results at the RRPF affiliates in the current year, offset by the absence of earnings from terminated joint ventures.

OTHER
Other comprises selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Selling, general and administrative expense	$44.4	$45.8	$134.7	$133.4
Unallocated interest (income) expense, net	(2.4)	0.8	5.0	4.3
Other expense (income) (including eliminations)	0.1	(0.2)	1.3	1.7

SG&A, Unallocated Interest and Other

SG&A was $1.3 million higher for the nine months of 2015 compared to the prior year, primarily due to higher compensation and pension expense, as well as expenses associated with business development activities in the current year, partially offset by lower information technology expense. SG&A was $1.4 million lower for the third quarter of 2015 compared to the prior year, largely due to costs associated with the closure of our San Francisco office recognized in the prior year, partially offset by business development expenses incurred in the current year. Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations. Other expense and eliminations decreased $0.4 million for the first nine months and increased $0.3 million for the third quarter of 2015, compared to the prior year periods. The decrease for the first nine months compared to prior year was largely due to lower termination costs incurred in the current year related to the prepayment of debt. The increase for the third quarter compared to prior year is primarily a result of the impacts of foreign exchange on a pension plan.

Consolidated Income Taxes

See "Note 8. Income Taxes" in Part I, Item 1 of this Form 10-Q.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2015, we had an unrestricted cash balance of $116.0 million.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2015	2014
Principal sources of cash
Net cash provided by operating activities	$312.0	$285.3
Portfolio proceeds	298.2	181.8
Other asset sales	16.2	22.7
Proceeds from issuance of debt, commercial paper, and credit facilities	748.8	1,013.0
	$1,375.2	$1,502.8
Principal uses of cash
Portfolio investments and capital additions	$(498.3)	$(826.6)
Repayments of debt, commercial paper, and credit facilities	(703.4)	(682.9)
Purchases of leased-in assets	(118.4)	(150.5)
Payments on capital lease obligations	(2.7)	(2.6)
Cash dividends	(51.9)	(47.1)
Stock repurchases	(105.0)	(124.6)
	$(1,479.7)	$(1,834.3)

Net cash provided by operating activities of $312.0 million increased $26.7 million compared to 2014. The increase was driven by higher lease revenue and lower maintenance expense, partially offset by a decrease in distributions from joint ventures and other net changes in certain working capital items.
Portfolio proceeds for the first nine months of 2015 of $298.2 million increased by $116.4 million compared to 2014, driven by a loan repayment and higher asset sales. In January 2015, Apaus Alstätter Eisenbahn Cargo AG (“AAE”) repaid its outstanding loan in the amount of €67.5 million ($76.4 million). In addition, portfolio proceeds in 2015 year-to-date included $31.6 million from the sales of marine investments in the Portfolio Management segment. For the full year of 2015, we expect the liquidation of all of the marine investments at Portfolio Management targeted for sale to generate aggregate proceeds of approximately $250 million.
Proceeds from the issuance of debt for the first nine months of 2015 were $748.8 million (net of hedges and debt issuance costs). In North America, $710 million of unsecured debt was issued, which included $100 million of 2.60% senior notes due in 2020, $300 million of 3.25% senior notes due in 2025, $250 million of 4.50% senior notes due in 2045, and $60 million of Libor plus 1.25% senior notes due in 2025. In Europe, $56.5 million of unsecured debt was issued. Debt repayments of $703.4 million for the first nine months of 2015 were $20.5 million higher than prior year and included debt repayments of $292.7 million in Europe. Each year included scheduled maturities in addition to the early retirement of higher cost debt.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. See individual segment discussions for further information on investment volume. In 2014, we acquired a fleet of more than 18,500 boxcars for approximately $340 million.
In the first quarter of 2014, our board of directors authorized a $250 million share repurchase program. As of September 30, 2015, 4.0 million shares had been acquired for $235.6 million, and $14.4 million remains available under the repurchase authorization.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the nine months ended September 30, 2015:

	North America (1)	Europe (2)
Balance as of September 30 (in millions)	$14.0	$4.1
Weighted average interest rate	0.5%	1.2%
Euro/Dollar exchange rate	n/a	1.12

Average daily amount outstanding year to date (in millions)	$7.6	$3.6
Weighted average interest rate	0.5%	1.3%
Average Euro/Dollar exchange rate	n/a	1.12

Average daily amount outstanding during 3rd quarter (in millions)	$1.2	$3.2
Weighted average interest rate	0.5%	1.2%
Average Euro/Dollar exchange rate	n/a	1.11

Maximum daily amount outstanding year to date (in millions)	$69.0	$10.0
Applicable Euro/Dollar exchange rate	n/a	1.13
_________
(1) Short-term borrowings in North America consist solely of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of September 30, 2015, we had a $575 million 5-year unsecured credit facility in the US. In May 2015, we exercised an option to extend the maturity date of our revolving credit facility by one year to April 2020. As of September 30, 2015, available capacity under the $575 million credit facility was $561 million, reflecting $14.0 million of outstanding commercial paper, which was backed by the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2015, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of September 30, 2015, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.
Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at September 30, 2015, (in millions):

	Payments Due by Period
	Total	2015 (1)	2016	2017	2018	2019	Thereafter
Recourse debt	$4,275.6	$74.8	$558.1	$412.8	$519.9	$550.0	$2,160.0
Nonrecourse debt	9.2	2.2	7.0	—	—	—	—
Commercial paper and credit facilities	18.1	18.1	—	—	—	—	—
Capital lease obligations	3.8	—	2.7	1.1	—	—	—
Operating leases — recourse	664.7	7.1	87.7	94.0	84.2	79.4	312.3
Operating leases — nonrecourse	57.5	2.7	8.1	9.5	9.0	9.6	18.6
Portfolio investments (2)	1,730.0	164.4	435.1	350.9	318.4	339.8	121.4
	$6,758.9	$269.3	$1,098.7	$868.3	$931.5	$978.8	$2,612.3
_________
(1) For remainder of the year.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types and related costs of railcars to be purchased under existing supply agreements. The amount shown for 2017 also includes $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC, a subsidiary of Trinity Industries, Inc., to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under terms of the agreement, we will purchase up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the agreement will automatically terminate 30 days thereafter, unless the non-terminating party agrees to a specified revised margin as set forth in the agreement.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a summary of our policies.

NON-GAAP FINANCIAL MEASURES

We compute certain financial measures using non-GAAP components, as defined by the SEC. These measures are not in accordance with, or a substitute for, GAAP and our financial measures may be different from non-GAAP financial measures used by other companies.

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

•	Net income excluding other items — Net income excluding certain items that we believe are not necessarily related to our ongoing business activities.

•
Off-balance-sheet assets — Assets, primarily railcars, that are financed with operating leases and therefore not recorded on the balance sheet. We estimate the off-balance-sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On-balance-sheet assets — Total assets reported on the balance sheet.

•	Return on equity — Net income divided by average shareholders’ equity.

•	Return on equity excluding other items — Net income excluding certain items divided by average shareholders’ equity.

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

The following table shows total on- and off-balance-sheet assets (in millions):

	September 30 2014	December 31 2014	March 31 2015	June 30 2015	September 30 2015
Consolidated on-balance-sheet assets	$6,816.3	$6,937.5	$7,056.4	$6,860.0	$6,904.7
Off-balance-sheet assets:
Rail North America	602.9	606.1	566.1	557.2	530.9
ASC	12.9	11.7	10.5	9.3	8.0
Total On- and Off-Balance-Sheet Assets	$7,432.1	$7,555.3	$7,633.0	$7,426.5	$7,443.6
Shareholders’ Equity	$1,331.2	$1,314.0	$1,282.5	$1,285.4	$1,269.0

Net Income Measures

We report net income excluding certain items that we believe are not necessarily reflective of our ongoing business activities. Specifically, financial results for 2015 include losses and gains related to the sale of marine investments within our Portfolio Management segment. The following tables show our net income and diluted earnings per share excluding other items (in millions, except per share data):

Impact of Other Items on Net Income:
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$39.5	$51.3	$147.1	$146.5
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments	14.7	—	14.7	—
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate	11.9	—	11.9	—
Net income, excluding other items	$66.1	$51.3	$173.7	$146.5

Impact of Other Items on Diluted Earnings per Share:
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Diluted earnings per share	$0.91	$1.14	$3.33	$3.18
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments	0.34	—	0.34	—
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate	0.27	—	0.27	—
Diluted earnings per share, excluding other items	$1.52	$1.14	$3.94	$3.18

The following table shows our net income excluding other items for the trailing twelve months ended September 30 (in millions):

	2015	2014
Net income	$205.6	$199.8
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments	14.7	—
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate	11.9	—
Net income, excluding other items	$232.2	$199.8

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 12. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2014, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 23, 2014, our board of directors authorized a $250 million share repurchase program. The following is a summary of stock repurchases for the quarter ended September 30, 2015. As of September 30, 2015, $14.4 million remains available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 - July 31, 2015	38,345	$52.82	38,345	$55.4 million
August 1, 2015 - August 31, 2015	274,547	$47.21	274,547	$42.5 million
September 1, 2015 - September 30, 2015	602,630	$46.57	602,630	$14.4 million
Total	915,522	$47.02	915,522
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

Date: October 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference:

3.1	Amended and Restated By-Laws of GATX Corporation (as amended through July 31, 2015) are incorporated herein by reference to Exhibit 3.1 of GATX’s Form 8-K dated August 5, 2015, file number 1-2328.