Form 10-K
period 2015-12-31
GATX CORP
filed 2016-02-24
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 billion as of June 30, 2015.

As of January 31, 2016, 42.1 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 11, 2016	PART III

GATX CORPORATION
2015 FORM 10-K

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that reflect our current views with respect to, among other things, future events, financial performance and market conditions. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Specific risks and uncertainties include, but are not limited to, (1) inability to maintain our assets on lease at satisfactory rates, (2) weak economic conditions, financial market volatility, and other factors that may decrease demand for our assets and services, (3) decreased demand for portions of our railcar fleet due to adverse changes in commodity prices, including, but not limited to, sustained low crude oil prices, (4) events having an adverse impact on assets, customers, or regions where we have a large investment, (5) operational disruption and increased costs associated with increased railcar assignments following non-renewal of leases, compliance maintenance programs, and other maintenance initiatives, (6) financial and operational risks associated with long-term railcar purchase commitments, (7) reduced opportunities to generate asset remarketing income, (8) changes in railroad efficiency that could decrease demand for railcars, (9) operational and financial risks related to our affiliate investments, including the RRPF affiliates, (10) fluctuations in foreign exchange rates, (11) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees, (12) the impact of new regulatory requirements for tank cars carrying crude, ethanol, and other flammable liquids, (13) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (14) asset impairment charges we may be required to recognize, (15) competitive factors in our primary markets, (16) risks related to international operations and expansion into new geographic markets, (17) exposure to damages, fines, and civil and criminal penalties arising from a negative outcome in our pending or threatened litigation, (18) changes in, or failure to comply with, laws, rules, and regulations (19) inability to obtain cost-effective insurance, (20) environmental remediation costs, and (21) inadequate allowances to cover credit losses in our portfolio.

Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise these forward-looking statements.

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we,""us,""our," and similar terms), a New York corporation founded in 1898, is one of the world's largest railcar lessors, owning fleets in North America, Europe, and Asia. In addition, we operate the largest fleet of US-flagged vessels on the Great Lakes and own and manage marine assets and other long-lived, widely-used assets. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For geographic and financial information relating to each of our reportable segments, see "Note 23. Foreign Operations" and "Note 25. Financial Data of Business Segments" included with our consolidated financial statements.

At December 31, 2015, we had total assets of $7.4 billion, comprised largely of railcars. This amount includes $0.5 billion of off-balance sheet assets, primarily railcars that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 148,400 railcars is one of the largest railcar lease fleets in the world. With more than a century of rail industry experience, we offer customers leasing, maintenance, asset, financial, and management expertise. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and freight cars in India. We also have an ownership interest in approximately 2,400 railcars through investments in affiliated companies, and we actively manage approximately 600 railcars for other third-party owners. The following table sets forth our worldwide rail fleet data as of December 31, 2015:

	Tank Railcars	Freight Railcars (1)	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
Rail North America	60,470	64,105	124,575	2,375	590	127,540	637
Rail International	22,456	1,394	23,850	—	7	23,857	—
	82,926	65,499	148,425	2,375	597	151,397	637
__________________
(1) Includes approximately 18,400 boxcars in Rail North America.

Our rail customers primarily operate in the petroleum, chemical, food/agriculture and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship approximately 600 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

RAIL NORTH AMERICA

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and property insurance, and provides administrative and other ancillary services. These railcars have estimated useful economic lives of 27 to 42 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 800 customers. In 2015, no single customer accounted for more than 6% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 24% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from four to ten years, although leases may be for longer or shorter terms depending on market conditions. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2015. Rail North America’s primary competitors are Union Tank Car Company, American Railcar Leasing, Trinity Industries Leasing Company, the CIT Group, Wells Fargo Rail, The Andersons, Inc., and SMBC Rail Services, LLC. Rail North America competes on the basis of customer relationships, lease rate, maintenance capabilities, customer service, engineering expertise, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Industries, National Steel Car Ltd., The Greenbrier Companies, Freightcar America, and American Railcar Industries, Inc. We also acquire railcars in the secondary market.

During 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet"). In 2011, we entered into an agreement to acquire 12,500 newly built railcars from Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries, over a five-year period. As of December 31, 2015, we have received customer commitments to lease 12,400 railcars from this agreement, of which 10,100 have been delivered. In 2014, we entered into a new long-term supply agreement with Trinity that will take effect in mid-2016, upon the scheduled expiration of the 2011 supply agreement. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. In January 2017, as part of the agreement, either party may initiate a review of the contract pricing if it no longer reflects market rates. This review could result in modifications to the agreement, including termination.

Rail North America also owns a fleet of locomotives, consisting of 611 older four-axle and 26 six-axle locomotives as of December 31, 2015. Locomotive customers are primarily Class I, regional, and short-line railroads and industrial users. Lease terms vary from month-to-month to 15 years. As of December 31, 2015, the average remaining lease term of the locomotive fleet was approximately seven years. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include equipment condition, availability, customer service, and pricing.

Rail North America also remarkets rail assets, including assets managed for third parties and an affiliate. Remarketing activities generate fees and gains which may contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing timely, efficient, and high quality maintenance for customers. Services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. Rail North America’s maintenance network consists of:

•	Six major maintenance facilities that can complete all types of maintenance services.

•	Five field maintenance facilities that primarily focus on routine cleaning, repair, and regulatory compliance services.

•	Six customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•
Twenty mobile unit locations that travel to many track-side field locations to provide spot repairs and interior cleaning services, thus avoiding the need to send a railcar to a major maintenance facility.

The maintenance network is supplemented by a number of preferred third-party maintenance facilities. In certain cases, we have entered into fixed-capacity contracts with these third parties under which Rail North America has secured access to maintenance capacity. In 2015, third-party maintenance facilities accounted for approximately 45% of Rail North America’s maintenance costs (excluding the cost of repairs performed by railroads).

In 2015, wholly owned and third-party maintenance facilities performed approximately 79,000 service events, including multiple independent service events for the same car.

Our maintenance activities are substantially dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. Additionally, our customers periodically require services that are not included in the full-service lease agreement, such as repair of railcar damage and, as noted below, we provide maintenance services to one of our affiliates. Revenue earned from these types of maintenance services is recorded in other revenue.

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2015, Adler owned approximately 2,400 railcars in North America consisting primarily of freight cars with an average age of approximately twelve years.

Southern Capital Corporation LLC (“SCC”) was a 50% owned joint venture with the Kansas City Southern Railroad, formed in 1996. During 2014 and 2015, SCC sold substantially all of its remaining railcars and locomotives.

RAIL INTERNATIONAL

Rail International is comprised of our wholly owned European operations ("GATX Rail Europe" or "GRE") and a wholly owned railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements. These railcars have estimated useful lives of 35 to 40 years and an average age of approximately 18 years. GRE has a diverse customer base with approximately 250 customers. In 2015, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 65% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2015, the average remaining lease term of the European fleet was approximately two years. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Nacco, a subsidiary of CIT Group Inc, Wascosa AG, and On Rail.

GRE acquires new railcars primarily from Astra Rail Industries S.R.L., Legios Loco a.s., and Feldbinder Spezialfahrzeugwerke GmbH. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2015, GRE has a firm commitment to acquire approximately 300 newly manufactured railcars to be delivered in 2016.

Rail India began operations in 2012 as the first company registered to lease railcars under the Indian Railways Wagon Leasing Scheme. In 2015, Rail India focused on pursuing investment opportunities in new and existing flat wagons, and developing relationships with customers, suppliers and the Indian Railways. As of December 31, 2015 Rail India owned 777 railcars with estimated useful lives of 20-25 years. Rail India's lease terms, all of which are net leases, generally range from two to ten years and as of December 31, 2015, the average remaining lease term of the Indian fleet was approximately five years. In 2016, Rail India expects to continue to pursue investment opportunities and grow its fleet of wagons.

Maintenance

GRE operates maintenance facilities in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third-party repair facilities, which in 2015 accounted for approximately 43% of GRE's fleet repair costs.

Similar to our Rail North America segment, Rail International's customers periodically require maintenance services that are not included in the full-service lease agreement. For GRE, these services are generally related to the repair of damages by customers and railways. Revenue earned from these maintenance activities is recorded in other revenue.

In India, all railcar maintenance is performed by the Indian Railways or an authorized third party provider.

Rail International Affiliates

In 2012, IMC-GATX Financial Leasing (Shanghai) Co., Ltd. (“IMC-GATX China”) was established as a 50% owned China-based joint venture between us and IMC Pan Asia Alliance Group (“IMC”). IMC is a well-established shipping enterprise with experience operating in China and was also our partner in a marine joint venture until we sold our interest in 2015. The primary objective of IMC-GATX China is to establish a rail leasing business in China, if that market develops.

We previously owned a 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”), a Switzerland-based freight railcar leasing affiliate. During 2013, we sold our interest to our partner, Ahaus Alstätter Eisenbahn Holding AG.

ASC

ASC operates the largest fleet of US-flagged vessels on the Great Lakes and strives to attain the highest levels of delivery efficiency, safety and environmental stewardship. ASC provides waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone, which serve end markets that include steel making, domestic automobile manufacturing, electricity generation, and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability, and operating safety, is key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, certain vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2015, ASC’s fleet consisted of 17 vessels with a net book value of $236.5 million and $6.8 million of off-balance sheet assets. All ships are environmentally and operationally compliant. Fourteen of the vessels are diesel powered, have an average age of 38 years, and estimated useful lives of 65 years. Two steam powered vessels were built in the 1940s and 1950s and have estimated remaining useful lives of four years. The other vessel in ASC's fleet is a diesel-powered articulated tug-barge built in 2012, which is leased by ASC under an operating lease that expires in 2017. Sixteen of ASC’s vessels are generally available for both service contract and spot business; the remaining vessel is dedicated to a time charter agreement that is scheduled to expire following the 2018 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2015, ASC served 26 customers with the top five customers comprising 85% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2015:

Great Lakes Vessels	Length (feet)	Capacity (gross tons)
M/V American Spirit	1004'	62,400
M/V Burns Harbor	1000'	80,900
M/V Indiana Harbor	1000'	80,900
M/V Walter J. McCarthy, Jr	1000'	80,900
M/V American Century	1000'	78,850
M/V American Integrity	1000'	78,850
M/V St. Clair	770'	44,800
M/V American Mariner	730'	37,300
M/V H. Lee White	704'	35,400
M/V John J. Boland	680'	34,000
M/V Adam E. Cornelius	680'	29,200
M/V Buffalo	634'-10"	24,300
M/V Sam Laud	634'-10"	24,300
M/V American Courage	634'-10"	23,800
Str. American Victory	730'	26,300
Str. American Valor	767'	25,500
Ken Boothe and Lakes Contender (articulated tug-barge)	740'	34,000

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume and may also be supplemented with additional spot volume opportunities. In 2015, ASC operated 13 vessels and carried 26.5 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Grand River Navigation, Central Marine Logistics, and VanEnkevort Tug and Barge. ASC principally competes on the basis of service capabilities, customer relationships, and price.

The United States shipping industry is subject to the Jones Act, which requires all commercial vessels transporting goods between US ports to be built, owned, operated and manned by US citizens, and registered under the US flag.

PORTFOLIO MANAGEMENT

Portfolio Management has historically generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In addition, Portfolio Management's segment profit is significantly impacted by the contribution of the Rolls-Royce & Partners Finance companies. In 2015, we made the decision to exit the majority of our marine investments within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. Certain marine investments were sold during 2015, and additional sales are expected to be completed in 2016. See the Portfolio Management section in Part II, Item 7 of this Form 10-K for further details. Management believes that selling these investments at this time will provide favorable returns and eliminate the future risk of continuing to hold these investments in markets that have become more volatile. Subsequent to the sales of these marine investments, segment profit will be driven primarily by the Rolls-Royce & Partners Finance entities and, to a lesser extent, by certain retained marine investments.

Investment Portfolio

Other
4%
Marine Equipment
43%
Aircraft Spare
Engine Leasing
Affiliates
53%

Aggregate Net Book Value of $636.5 million

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Owned Assets	Affiliate Investments	Managed Assets
2015	$301.4	$335.1	$71.0
2014	474.6	338.7	64.1
2013	536.0	320.9	125.3

Owned and Managed Assets

Portfolio Management's wholly owned portfolio consists of assets subject to operating and finance leases, marine assets operating in pooling arrangements, and secured loans. As of December 31, 2015, $103.4 million of the owned assets were held for sale. Upon completion of the sales of the marine investments described above, Portfolio Management's remaining owned assets will consist primarily of five liquefied gas carrying vessels.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and remarketing of these assets.

Affiliates

Portfolio Management has historically held investments in affiliated companies, primarily aircraft spare engine leasing and shipping operations.

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2015, the RRPF affiliates, in aggregate, owned 436 engines, of which 224 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2015, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Cardinal Marine Investments LLC (“Cardinal Marine”) was a 50% owned marine joint venture with IMC Holdings, a subsidiary of IMC. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owns five chemical parcel tankers (each with 45,000 dead weight tons (“dwt”) carrying capacity) that operate under a pooling arrangement with IMC's other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and US Gulf/Far East trades. In 2015, we sold our interest in this joint venture to our partner, IMC Holdings.

Intermodal Investment Funds V and VII were each 50% owned joint ventures with DVB Bank SE. The affiliates were formed to finance shipping containers, which were on direct finance leases to third parties. In 2014, we sold our investments in these joint ventures.

Somargas II Private Limited (“Somargas”) and Singco Gas Pte, Limited (“Singco”) were 35% and 50% owned joint ventures with IM Skaugen ASA (“Skaugen”). Somargas owned six liquid petroleum gas/ethylene vessels (each with 8,500 - 10,000 cubic meters (“cbm”) carrying capacity) and Singco owned four liquid petroleum gas/ethylene/LNG vessels (each with 10,000 cbm carrying capacity). In 2013, we sold our interests in Singco and Somargas to Skaugen. In connection with the sale, we received five of the vessels. The vessels continue to operate under a pooling arrangement with Skaugen.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2015, we employed 2,253 persons, of whom approximately 42% were union workers covered by collective bargaining agreements.

See "Note 15. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

ENVIRONMENTAL MATTERS

Our operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation, and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties, or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the US and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2015, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	56
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	52
James F. Earl	Executive Vice President and President, Rail International	2012	59
Thomas A. Ellman	Executive Vice President and President, Rail North America	2013	47
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	61
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	48
Michael T. Brooks	Senior Vice President, Operations and Technology	2013	46
James M. Conniff	Senior Vice President, Human Resources	2014	58
Curt F. Glenn	Senior Vice President, Portfolio Management	2007	61
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	56
Paul F. Titterton	Senior Vice President and Chief Commercial Officer	2015	40
Eric D. Harkness	Vice President, Treasurer and Chief Risk Officer	2012	43
Jeffery R. Young	Vice President and Chief Tax Officer	2015	53

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

•
Mr. Adedoyin was elected Senior Vice President and Chief Information Officer in January 2016. Previously, Mr. Adedoyin served as Vice President and Chief Information Officer from 2013 to 2016 and Senior Director, IT Strategy and Project Management Office from 2008 to 2013.

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

•
Mr. Conniff has served as Senior Vice President, Human Resources since December 2014. Previously, Mr. Conniff served as Vice President, Human Resources since 2014 and Senior Director, Benefits and Employee Services since 2008. Mr. Conniff joined GATX in 1981 and has held a variety of positions in finance and human resources.

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

•
Mr. Titterton was elected Senior Vice President and Chief Commercial Officer in April 2015. Previously, Mr. Titterton served as Vice President and Chief Commercial Officer from June 2013 to April 2015, Vice President and Group Executive, Fleet Management,

Marketing and Government Affairs from December 2011 to June 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of increasingly responsible positions since joining the company in 1997.

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

We may be unable to maintain assets on lease at satisfactory rates due to decreases in customer demand, oversupply of railcars in the market, or other changes in supply and demand.

Our profitability depends on our ability to lease assets at satisfactory rates and to re-lease assets upon lease expiration. Circumstances such as excess capacity in particular railcar types or generally in the marketplace, decreases in customer demand for our railcars, economic downturns, changes in customer behavior, or other changes in supply or demand can adversely affect asset utilization rates and lease rates. Economic uncertainty or a decline in customer demand for our assets could cause customers to request shorter lease terms and lower lease rates, which may result in a decrease in our asset utilization rate and reduced revenues. Alternatively, customers may seek to lock-in relatively low lease rates for longer terms, which may result in an adverse impact on current or future revenues.

Weak economic conditions in the US or other parts of the world and other factors may decrease customer demand for our assets and services and negatively impact our business and results of operations.

We rely on continued demand from our customers to lease our railcars and locomotives. Demand for these assets and services depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, energy, chemical, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

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

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors, including anticipated changes to lease accounting rules, could negatively impact demand for our assets held for lease.

Adverse changes in the price of, or demand for, crude oil or other commodities could reduce demand for our railcars and have a negative impact on our results of operations.

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of railcars in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to cut their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives that are not delivered by rail. In each case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity.

Demand for railcars that are used to transport crude oil and related products, including commodities used in drilling operations and the commodities produced by such operations, is dependent on the demand for these commodities. While only about 1.7% of our worldwide fleet is engaged in direct crude-by-rail service, approximately 21% of our North American fleet is leased to petroleum-related customers, making them an important source of our worldwide revenue. Sustained low oil prices could cause oil producers to curtail the drilling of new wells or cease production at certain existing wells that are uneconomical to operate at current crude price levels. Reduced oil drilling activity could result in decreased demand for our railcars used to transport the commodities used in drilling operations, such as frac sand and fracking chemicals, and the commodities produced by such operations, including crude oil and refined products such as gasoline, diesel fuel, petrochemicals and liquefied petroleum gas. A significant and sustained decrease in the price of crude oil and related products could reduce customer demand for our railcars and negatively impact revenue and our results of operations.

Demand for railcars that are used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time. It is possible that the reduction or elimination of current US mandates for ethanol blending in motor fuels could reduce the production of ethanol, which would reduce demand for portions of our tank car fleet and negatively impact our revenue and profitability.

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

A significant decrease in lease renewals by our customers or a significant increase in the number of tank cars requiring compliance-based maintenance could negatively impact operations and substantially increase our costs.

Decreases in customer demand for our railcars could increase the number of leases that are not renewed upon expiration and could cause some customers to default, resulting in the early return of railcars. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers. A significant increase in the number of railcars requiring maintenance may negatively affect our operations and substantially increase maintenance and other related costs. In addition, low demand for certain types of railcars in our fleet may make those railcars more difficult to lease to new customers if they are returned at the end of their existing leases or following a customer default, which could negatively affect our results of operations.

We also perform a variety of government or industry-mandated maintenance programs on our full-service tank cars based on their service time. These compliance programs are cyclical in nature, and as a result, we can face significant increases in the volume of tank cars requiring extensive maintenance in any given year. A significant increase in the number of tank cars requiring maintenance may negatively impact our operations and substantially increase maintenance and other related costs. In addition, while we have contracted with third party maintenance providers to assist with these compliance procedures to the extent our demand exceeds our owned maintenance capacity, high demand faced by these providers from other tank car owners may constrain our access to the providers or may substantially increase our costs.

Our long-term railcar purchase commitments could subject us to material operational and financial risks.

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we regularly enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability.

Soft market conditions and declines in asset values may reduce opportunities for us to generate remarketing income.

We utilize our extensive knowledge and experience to remarket rail assets in order to optimize the composition of our fleet, and these activities generate income that contributes significantly to Rail North America’s segment profit.  Reduced demand for our assets due to adverse market conditions could reduce opportunities for us to generate remarketing income.  A significant or prolonged decline in the secondary market for our assets could adversely affect our financial performance.

We have significant financial exposure related to the performance of our aircraft engine leasing affiliate investments.

GATX and Rolls-Royce plc (“Rolls Royce”) each own 50% of fifteen domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. The RRPF affiliates contribute significantly to our profit. If the financial or operating performance of the RRPF affiliates deteriorates, our results of operations and cash flows could be negatively affected.

Fluctuations in foreign exchange rates and interest rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the US dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of foreign subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact our results of operations. We also face risks associated with fluctuations in interest rates. We may seek to limit our exposure to foreign exchange rate and interest rate risk with currency or interest rate derivatives, which may or may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect our financial performance.

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

Changes in railroad efficiency may adversely affect demand for our railcars.

Railroad infrastructure investments that improve efficiency or declines in rail traffic due to decreased demand could increase the average speed at which railroads can operate their trains, which may reduce the number of railcars needed for railroads to haul the same amount of cargo. Adverse weather conditions, railroad mergers, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. In each case, these changes could reduce demand for our railcars and negatively impact revenue and our results of operations.

New rules in the US and Canada applicable to tank cars carrying crude oil, ethanol, and other flammable liquids could negatively impact our tank car fleet in flammable liquids service.

Recently adopted legislation and regulations in the US and Canada established new design standards for tank cars used to transport various flammable liquids, including crude oil and ethanol. Existing tank cars in flammables service that were built prior to the adoption of the new design standards must be modified or removed from service between May, 2017, and May, 2029, depending on the type of car, the type of commodity carried, and whether the car is used in the US, Canada, or both countries. We have a fleet of approximately 125,000 railcars in North America, including approximately 13,900 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,300 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected cars tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits. The additional costs to modify certain tank cars and the cost of retiring tank cars early could have an adverse impact on our business and results of operations.

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

We generate a significant amount of our net income outside the United States. In recent years, we have increased our focus on international rail growth and expansion into select emerging markets as a means to grow and diversify earnings. Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•	Noncompliance with US laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act

•	Noncompliance with a variety of foreign laws and regulations

•	Failure to properly implement changes in tax laws and the interpretation of those laws

•	Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, data localization, and data protection

•	Fluctuations in currency values

•	Sudden changes in foreign currency exchange controls

•	Discriminatory or conflicting fiscal policies

•	Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions

•	Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

•	Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business

•
Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States

We have been and may continue to be involved in various types of litigation.

The nature of our business and our assets potentially exposes us to significant personal injury and property damage claims and litigation, environmental claims, or other types of lawsuits inside and outside the US. Customers may use certain types of our railcars to transport crude oil and other hazardous materials, and an accident involving a railcar carrying such materials could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injuries or the loss of life. Our failure to maintain railcars in compliance with governmental regulations and industry rules could also expose us to fines and claims for personal injury, property damage, and environmental damage. In some jurisdictions, an accident can give rise to both civil and criminal liabilities for us and, in some cases, our employees. In the event of an unfavorable outcome, we could be subject to substantial damages, including criminal penalties and fines, and our employees who are named as criminal defendants in any such litigation may be subject to incarceration and fines. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, cash flows, and reputation.

Our rail and marine assets and operations are subject to various laws, rules, and regulations. If these laws rules, and regulations change or we fail to comply with them, it could have a significant negative effect on our business and profitability.

Our rail and marine operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In North America, our railcar and locomotive fleet and operations are subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the US Department of Transportation, the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and railcar and locomotive fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

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

We manage our exposure to risk, in part, by purchasing insurance. There is no guarantee that cost-effective insurance will consistently be available. If insurance coverage becomes prohibitively expensive, we could be forced to reduce our coverage amount and increase the amount of self-insured risk we retain, thereby increasing our exposure to uninsured adverse judgments and other losses and liabilities that could have a material effect on our financial position, results of operations and cash flows.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased railcar may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. We routinely assess environmental liabilities, including our potential obligations and commitments for remediation of contaminated sites and the possible amount of recoveries from other responsible parties. Due to the regulatory complexities, risk of unidentified contaminants on our properties and the potential liability for the operations of our lessees, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

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

We are indirectly exposed to risks through our ownership interests in affiliates, as our affiliates may experience many of the same risks discussed in this "Risk Factors" section. Rolls-Royce manages our RRPF affiliates, and we sometimes retain third parties to manage assets we own directly, such as our ocean-going vessels. Poor business or financial results of these affiliates, or the third parties who manage, operate, or invest along with us in these affiliates, could negatively impact our financial results. Additionally, when a third party manages or operates an affiliate or asset, we may not have control over operational matters related to the affiliate or asset, which could result in actions that have an adverse economic impact on the affiliate, the asset, or GATX or could expose GATX to potential liability.

We may be affected by climate change or market or regulatory responses to climate change.

Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to lease our assets. In addition, railcars in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. New government regulations could also increase our marine and other operating costs and compliance with those regulations could be costly. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.

A small number of shareholders could significantly influence our business.

Five shareholders collectively control more than 50% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

The timing and duration of the effects of inflation are unpredictable and depend on market conditions and economic factors. Inflation in lease rates as well as inflation in residual values for rail and marine assets has historically benefited our financial results. However, these benefits may be offset by increases in the costs for goods and services we purchase, including salaries and wages, health care costs, supplies, utilities, maintenance and repair services, and materials, as well as increased financing costs. Significant increases in our cost of goods and services could adversely impact our financial performance. Conversely, a period of prolonged deflation could negatively impact our lease rate pricing, residual values, and asset remarketing opportunities. These negative impacts of deflation may be offset by decreases to our costs for goods and services, including those listed above.

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

We rely on our IT infrastructure to process, transmit, and store electronic information that is critical to all aspects of our business operations, including employee and customer information. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. Although we have taken steps to mitigate these risks, we may not be able to prevent breaches of our IT infrastructure, some of which is managed by third parties. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities. These disruptions could adversely affect our operations, financial position, and results of operations.

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

As of December 31, 2015, our locations of operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Alpharetta, Georgia	Colton, California	Camp Minden, Louisiana
Chicago, Illinois	Hearne, Texas	Copperhill, Tennessee
Houston, Texas	Waycross, Georgia	Donaldsonville, Louisiana
Mexico City, Mexico	Montreal, Quebec	Galena Park, Texas
Mississauga, Ontario	Moose Jaw, Saskatchewan	Freeport, Texas
Montreal, Quebec	Red Deer, Alberta	Macon, Georgia
East Chicago, Indiana
	Field Maintenance Facilities	Lake Charles, Louisiana
	East Chicago, Indiana	Mobile, Alabama
	Kansas City, Kansas	Kansas City, Kansas
	Plantersville, Texas	Olympia, Washington
	Terre Haute, Indiana	Sioux City, Iowa
	Sarnia, Ontario	Lakeland, Florida
Clarkson, Ontario
	Customer Site Locations	Edmonton, Alberta
	Aurora, North Carolina	Moose Jaw, Saskatchewan
	Catoosa, Oklahoma	Montreal, Quebec
	Donaldsonville, Louisiana	Quebec City, Quebec
	Freeport, Texas	Red Deer, Alberta
	Geismar, Louisiana	Sarnia, Ontario
Yazoo City, Mississippi

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Düsseldorf, Germany	Hannover, Germany	Płock, Poland
Hamburg, Germany	Ostróda, Poland
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

American Steamship Company

Duluth, Minnesota
Toledo, Ohio
Williamsville, New York

Portfolio Management

Chicago, Illinois

Item 3.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 24. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GMT. We had approximately 1,925 common shareholders of record as of January 31, 2016. The following table shows the reported high and low sales price of our common shares and the dividends declared per share:

					2015	2014
	2015	2015	2014	2014	Dividends Declared	Dividends Declared
Common Stock	High	Low	High	Low
First quarter	$63.36	$52.67	$69.87	$50.80	$0.38	$0.33
Second quarter	61.41	53.10	69.00	62.48	0.38	0.33
Third quarter	53.72	42.94	68.45	58.21	0.38	0.33
Fourth quarter	50.56	37.95	65.87	52.51	0.38	0.33

Issuer Purchases of Equity Securities

In 2015, we repurchased 2.4 million shares for $125.4 million, which completed our $250 million repurchase authorization approved in 2014. In 2014, we repurchased 1.9 million shares for $124.6 million. Subsequent to December 31, 2015, our board of directors authorized a new $300 million stock repurchase program. The timing of share repurchases will be dependent on various factors.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2015 (in millions, except per share amounts):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	309,646	$46.43	309,646	$—

Equity Compensation Plan Information as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,127,852 (1)	$45.18 (2)	1,832,518
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,127,852		1,832,518
__________

(1)	Consists of 1,573,716 stock appreciation rights, 214,371 performance shares, 173,744 restricted stock units and 166,021 phantom stock units.

(2)	The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 13. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2015, with the cumulative total return of the S&P 500, the S&P MidCap 400, and the Russell 3000. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the S&P 500, the S&P MidCap 400 and the Russell 3000 since those indices are comprised of companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2010, and that all dividends were reinvested.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
GATX	$100.00	$127.78	$130.40	$161.12	$181.54	$138.42
S&P 500	100.00	102.08	118.39	156.70	178.10	180.56
S&P MidCap 400	100.00	98.25	115.74	154.45	169.47	165.78
Russell 3000	100.00	101.00	117.57	157.02	176.70	177.55

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

	2015	2014	2013	2012	2011
Results of Operations
Revenue	$1,449.9	$1,451.0	$1,321.0	$1,243.2	$1,191.4
Net gain on asset dispositions	79.2	87.2	85.6	79.5	65.8
Share of affiliates’ earnings (pretax)	45.4	67.8	92.3	21.6	40.6
Net income	205.3	205.0	169.3	137.3	110.8
Net income, excluding tax adjustments and other items (1)	234.9	205.0	164.8	133.8	95.0
Per Share Data
Basic earnings	4.76	4.55	3.64	2.93	2.39
Diluted earnings	4.69	4.48	3.59	2.88	2.35
Diluted earnings, excluding tax adjustments and other items (1)	5.37	4.48	3.50	2.81	2.01
Dividends declared	1.52	1.32	1.24	1.20	1.16
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$5,698.4	$5,688.0	$5,070.3	$4,654.4	$4,359.3
Investments in affiliated companies	348.5	357.7	354.3	502.0	513.8
Total assets	6,894.2	6,919.9	6,535.5	6,044.7	5,846.0
Off-balance sheet assets (1)	495.5	617.8	904.4	884.5	887.1
Short-term borrowings	7.4	72.1	23.6	273.6	28.6
Long-term debt and capital lease obligations	4,196.8	4,184.5	3,833.3	3,283.6	3,507.0
Shareholders’ equity	1,280.2	1,314.0	1,397.0	1,244.2	1,127.3
Other Data
Average number of common shares and common share equivalents	43.8	45.8	47.1	47.6	47.2
Net cash provided by operating activities	$534.3	$449.2	$400.7	$370.2	$306.8
Portfolio proceeds	$482.2	$264.0	$385.3	$288.9	$154.1
Portfolio investments and capital additions	$714.7	$1,030.5	$859.6	$770.0	$614.6
Recourse leverage	3.5	3.5	3.0	3.2	3.4
ROE	15.8%	15.1%	12.8%	11.6%	9.9%
ROE, excluding tax adjustments and other items (1)	18.1%	15.1%	12.5%	11.3%	8.5%
__________
(1) See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management. A more complete description of our business is included in "Item 1. Business," in Part I of this Form 10-K.

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with US generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data and percentages):

	2015	2014	2013
Segment Revenues
Rail North America	$1,006.8	$927.5	$817.1
Rail International	180.4	198.9	189.0
ASC	170.2	227.2	227.7
Portfolio Management	92.5	97.4	87.2
	$1,449.9	$1,451.0	$1,321.0
Segment Profit
Rail North America	$379.5	$321.0	$231.6
Rail International	70.1	78.7	97.4
ASC	15.1	27.3	28.9
Portfolio Management	49.8	68.2	74.4
	514.5	495.2	432.3
Less:
Selling, general and administrative expense	192.4	189.2	178.3
Unallocated interest expense, net	5.3	5.4	3.8
Other, including eliminations	1.1	1.6	(1.1)
Income taxes (($0.5), $18.3 and $16.5 related to affiliates' earnings)	110.4	94.0	82.0
Net Income	$205.3	$205.0	$169.3

Net income, excluding tax adjustments and other items	$234.9	$205.0	$164.8
Diluted earnings per share	4.69	4.48	3.59
Diluted earnings per share, excluding tax adjustments and other items	5.37	4.48	3.50

Return on equity	15.8%	15.1%	12.8%
Return on equity, excluding tax adjustments and other items	18.1%	15.1%	12.5%

Investment Volume	$714.7	$1,030.5	$859.6

2015 Summary

Net income was $205.3 million, or $4.69 per diluted share, for 2015 compared to $205.0 million, or $4.48 per diluted share, for 2014, and $169.3 million, or $3.59 per diluted share, for 2013. Results included the impact of tax adjustments and other items of a $29.6 million loss in 2015 and a $4.5 million benefit in 2013 (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $29.9 million, or 14.6%, in 2015 compared to 2014 and $40.2 million, or 24.4%, in 2014 compared to 2013.

•
At Rail North America, higher lease rates, a full year contribution of the boxcar fleet acquired in 2014, lower net maintenance expenses, and higher remarketing gains were partially offset by lower scrapping proceeds, resulting in a net increase in segment profit in 2015.

•	At Rail International, segment profit in 2015 declined primarily due to the effects of foreign exchange offsetting higher lease revenue and lower net maintenance expenses.

•	At ASC, segment profit was lower in 2015, largely due to lower demand for iron ore shipments.

•	At Portfolio Management, segment profit declined, as the impact of the planned exit of the majority of marine investments more than offset higher income at our Rolls-Royce Partners Finance affiliates.
Total investment volume was $714.7 million in 2015, compared to $1,030.5 million in 2014 and $859.6 million in 2013.
2016 Outlook
Despite increasing global economic uncertainty, a slowdown in the US energy markets, and a declining railcar leasing market, we are well positioned to continue to benefit from our North American fleet actions over the past few years. By extending average lease terms and optimizing our fleet, we have reduced the number of leases scheduled for expiration in 2016, relative to prior years. For those cars that do expire in 2016, markets will generally be weaker than in 2015, and our focus for these cars will be keeping them on lease to maximize our fleet utilization. In the weakest sectors of the North American rail market, we will also focus on shortening lease terms to optimize our ability to reprice these leases when those markets recover. In 2016, we will continue to use our supply agreements to pursue new car placements with customers. Our strong balance sheet also offers us flexibility to pursue attractive secondary market acquisitions if opportunities arise.

•	We expect Rail North America's segment profit in 2016 to decrease from 2015, primarily due to lower expected railcar remarketing activity.

•	We anticipate Rail International's segment profit in 2016 to be similar to 2015, as higher lease revenue is offset by higher maintenance expenses and foreign currency impacts.

•
We expect ASC’s segment profit to be higher in 2016, resulting from improved fleet efficiency. However, uncertainty in the steel industry and the related impact on tonnage carried will continue to be a driver of segment results.

•	We believe Portfolio Management's segment profit in 2016 will be comparable to 2015 as performance at the Rolls-Royce Partners Finance affiliates will continue to drive segment results.

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

We allocate debt balances and related interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

At the end of the first quarter of 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet"). At December 31, 2015, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 106,100 cars. Fleet utilization, excluding boxcars, was 99.1% at the end of 2015, compared to 99.2% at the end of 2014, and 98.5% at the end of 2013. Fleet utilization for approximately 18,400 boxcars was 97.7% at the end of 2015 compared to 92.7% at the end of 2014, and 78.8% upon acquisition of the Boxcar Fleet.

The rail market weakened as the year progressed, resulting in a more challenging lease rate environment. During the year, the Lease Price Index on renewals (the "LPI", see definition below) increased 32.2%, compared to an increase of 38.8% in 2014, and 34.5% in 2013. Lease terms on renewals for cars in the LPI averaged 54 months in 2015, compared to 66 months in 2014, and 62 months in 2013. During 2015, an average of approximately 106,000 railcars, excluding boxcars, were on lease, compared to 105,800 in 2014, and 106,200 in 2013. The decline in demand, and the resulting decline in lease rates, was broad-based, but was particularly severe among cars serving the coal, frac sand, and flammable liquids markets.

In 2011, we entered into a purchase agreement with Trinity Rail Group, LLC ("Trinity") for 12,500 railcars through mid-2016, which was the largest such commitment in our history. In 2014, we entered into a new long-term supply agreement with Trinity to take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under the terms of this agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. As of December 31, 2015, we have received customer commitments to lease 12,400 railcars from the 2011 Trinity supply agreement and 1,200 railcars from the 2014 Trinity supply agreement. Of those railcars, 10,100 have been delivered from the 2011 agreement and none have been delivered from the 2014 agreement.

In 2016, we expect a decrease in segment profit due to lower expected railcar remarketing activity. As current market lease rates decline and expiring rates increase (resulting from the expiration of leases originated in the stronger markets of prior years), we expect the LPI to decrease from 2015's levels. Leases for approximately 12,500 railcars in our term lease fleet and approximately 5,500 boxcars are scheduled to expire in 2016. These amounts exclude railcars on leases that are scheduled to expire in 2016 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2015	2014	2013
Revenues
Lease revenue	$930.9	$864.1	$758.9
Other revenue	75.9	63.4	58.2
Total Revenues	1,006.8	927.5	817.1

Expenses
Maintenance expense	264.2	265.5	228.2
Depreciation expense	215.1	190.0	176.7
Operating lease expense	82.2	103.7	124.4
Other operating expense	26.2	21.9	18.4
Total Expenses	587.7	581.1	547.7

Other Income (Expense)
Net gain on asset dispositions	67.2	72.3	67.7
Interest expense, net	(102.1)	(98.4)	(106.0)
Other expense	(5.2)	(7.2)	(9.8)
Share of affiliates' earnings (pretax)	0.5	7.9	10.3
Segment Profit	$379.5	$321.0	$231.6

Investment Volume	$524.5	$810.6	$502.4

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2015	2014	2013
Railcars (excluding boxcars)	$809.7	$764.5	$716.9
Boxcars	83.6	64.7	9.8
Locomotives	37.6	34.9	32.2
	$930.9	$864.1	$758.9

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2015	2014	2013
Beginning balance	107,343	107,004	107,826
Cars added	3,762	3,453	4,596
Cars scrapped	(1,445)	(1,397)	(1,693)
Cars sold	(3,514)	(1,717)	(3,725)
Ending balance	106,146	107,343	107,004
Utilization rate at year end	99.1%	99.2%	98.5%
Active railcars at year end	105,164	106,500	105,394
Average (monthly) active railcars	105,987	105,791	106,186

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2015	2014	2013
Ending balance	18,429	19,021	2,109
Utilization rate at year end	97.7%	92.7%	100.0%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2015	2014	2013
Beginning balance	603	595	561
Locomotives added	34	8	83
Locomotives scrapped or sold	—	—	(49)
Ending balance	637	603	595
Utilization rate at year end	93.3%	99.3%	98.2%
Active locomotives at year end	584	599	584
Average (monthly) active locomotives	589	590	547

Segment Profit

In 2015, segment profit was $379.5 million, compared to $321.0 million in 2014. The increase was driven by higher lease rates, a positive contribution from the full year impact of the Boxcar Fleet in 2015, and lower net maintenance expense, partially offset by higher depreciation expense and lower share of affiliates' earnings.

In 2014, segment profit was $321.0 million, compared to $231.6 million in 2013. The increase was primarily driven by higher lease rates and more cars on lease, including the Boxcar Fleet, partially offset by higher net maintenance expense and depreciation expense. The results in 2014, compared to 2013, were also favorably impacted by a change in depreciation implemented during the year. Effective January 1, 2014, we revised the depreciable lives of our North American railcars based on a review of the current economic lives and usage of various railcar types. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. This change had a positive $21.9 million impact on segment profit for 2014.

Revenues

In 2015, lease revenue increased $66.8 million, primarily due to higher lease rates across the fleet and a full year of revenue in 2015 from the acquired Boxcar Fleet. Other revenue increased $12.5 million, primarily due to higher repair revenue, mileage equalization revenue, and lease termination fees.

In 2014, lease revenue increased $105.2 million, primarily due to the impact of the Boxcar Fleet and higher lease rates. Other revenue increased $5.2 million, primarily due to higher repair revenue in 2014.

Expenses

In 2015, maintenance expense decreased $1.3 million, primarily due to lower tank car compliance maintenance, partially offset by higher costs attributable to the boxcar fleet. Depreciation expense increased $25.1 million, largely due to depreciation on new investments, including the Boxcar Fleet. Operating lease expense decreased $21.5 million, resulting from the purchase of railcars previously on operating leases in each year. Other operating expense increased $4.3 million, primarily due to higher switching, storage, and freight costs, as well as a higher loss reserve in 2015.

In 2014, maintenance expense increased $37.3 million, primarily due to costs associated with the Boxcar Fleet. Excluding boxcars, maintenance expense was still higher in 2014 as a result of the expected increase in compliance costs and repairs. Depreciation expense increased $13.3 million, primarily due to incremental depreciation from new investments, including the Boxcar Fleet, partially offset by the impact of the accounting policy change in estimated useful lives of the railcar fleet implemented as of January 1, 2014. Operating lease expense decreased $20.7 million due to the purchase of railcars previously on operating leases in each year. Other operating expense increased $3.5 million, primarily due to higher switching and freight costs.

Other Income (Expense)

In 2015, net gain on asset dispositions decreased $5.1 million, primarily due to lower scrapping proceeds, resulting from lower rates and fewer cars scrapped, as well as lower residual sharing gains, and higher impairments of railcars in 2015. These impacts were partially offset by higher gains on cars sold. Net interest expense increased $3.7 million, primarily due to higher average debt balances, partially offset by the impact of lower average interest rates. Share of affiliates' earnings decreased $7.4 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

In 2014, net gain on asset dispositions increased $4.6 million, primarily due to higher gains on cars sold, partially offset by lower scrapping gains. Net interest expense decreased $7.6 million, driven by lower average rates and the impact of prepayments of higher cost debt more than offsetting a higher average debt balance. Other expense decreased $2.6 million, primarily due to higher penalties associated with the early repayment of debt and higher termination costs associated with the early buyouts of railcars on operating leases in 2013 compared to 2014. Share of affiliates' earnings decreased $2.4 million, primarily due to income at our Southern Capital affiliate in 2013.

Investment Volume

During 2015, investment volume was $524.5 million compared to $810.6 million in 2014, and $502.4 million in 2013. We acquired approximately 3,790 railcars in 2015, compared to 3,570 railcars in 2014, and 4,520 railcars in 2013. Additionally, investments in 2014 included the purchase of the Boxcar Fleet of approximately 18,500 boxcars for approximately $340 million.

North American Rail Regulatory Matters

On May 1, 2015, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued final rules that established new design standards for tank cars in flammable liquids service (the “PHMSA Rules”). The PHMSA Rules became effective on July 7, 2015, and all newly built tank cars for use in certain flammable liquids service were required to comply with the new design standards commencing on October 1, 2015. The PHMSA Rules also established standards for modifications to existing tank cars in certain flammable liquids service and deadlines for modifying or removing those cars from service. The US Congress subsequently adopted the Fixing America’s Surface Transportation Act (“FAST Act”), which changed certain requirements of the PHMSA Rules. Key changes included revisions to the design standards for modified cars, amendments to the modification deadlines, and expansion of the applicability of the new tank car design standards to all cars used in flammable liquids service, not only those cars that operate in trains consisting of large numbers of tank cars carrying flammable liquids. Under the FAST Act, the deadlines for modifying or removing existing tank cars from flammables service range from January 2018 to May 2029, depending on the type of car and the type of commodity carried. While several legal challenges to the PHMSA Rules are pending in the US Circuit Court for the District of Columbia, the tank car design standards and the deadlines for modifying or removing cars from service were enacted into law by the FAST Act, and therefore, are unlikely to be affected by the outcome of these legal challenges.

On May 1, 2015, Transport Canada (“TC”) issued final rules establishing new design standards for tank cars carrying flammable liquids in Canada (the “Canadian Rules”). The Canadian Rules became effective on May 20, 2015, and all newly built tank cars for use in flammable liquids service were required to comply with the new standards effective October 1, 2015. The Canadian Rules also established standards for modifications to existing tank cars in flammable liquids service and deadlines for modifying or removing cars from service ranging from May 2017 to May 2025, depending on the type of car and the type of commodity carried.

We have a fleet of approximately 125,000 railcars in North America, including approximately 13,900 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,300 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits.

RAIL INTERNATIONAL

Segment Summary

Rail International, comprised primarily of GATX Rail Europe ("GRE"), achieved solid operating results during 2015. Throughout 2015, we invested in the European fleet to replace our customers' older, less efficient fleets with newer, higher capacity railcars. Railcar utilization for GRE was 95.8% at the end of 2015, compared to 95.9% at the end of 2014, and 96.6% at the end of 2013. During 2013, we sold our 37.5% interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”).

Rail India has continued to focus on investment opportunities and developing relationships with customers, suppliers and the Indian Railways. In 2015, Rail India took delivery of 410 railcars, compared to 184 railcars in 2014 and 137 railcars in 2013. Continued investment in railcars is expected in 2016.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2015	2014	2013
Revenues
Lease revenue	$172.9	$188.6	$180.2
Other revenue	7.5	10.3	8.8
Total Revenues	180.4	198.9	189.0

Expenses
Maintenance expense	39.6	45.9	42.9
Depreciation expense	43.7	47.1	43.2
Other operating expense	5.1	5.1	5.3
Total Expenses	88.4	98.1	91.4

Other Income (Expense)
Net gain on asset dispositions	6.8	6.0	3.7
Interest expense, net	(22.4)	(24.7)	(23.9)
Other expense	(6.0)	(3.1)	(1.1)
Share of affiliates' earnings (pretax)	(0.3)	(0.3)	21.1
Segment Profit	$70.1	$78.7	$97.4

Investment Volume	$148.0	$163.6	$168.5

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2015	2014	2013
Beginning balance	22,451	21,836	21,794
Cars added	1,421	1,672	1,368
Cars scrapped or sold	(949)	(1,057)	(1,326)
Ending balance	22,923	22,451	21,836
Utilization rate at year end	95.8%	95.9%	96.6%
Active railcars at year end	21,969	21,533	21,097
Average (monthly) active railcars	21,598	20,915	20,913

\

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In 2015, a weaker euro negatively impacted lease revenue by approximately $30.8 million and segment profit, excluding other income (expense), by approximately $16.1 million compared to 2014. Although the Euro was weaker at the end of 2014 compared to 2013, the average exchange rate for each year was comparable and had no material impact on reported segment profit.

Segment Profit

In 2015, segment profit was $70.1 million, compared to $78.7 million in 2014. The decrease was largely due to the negative effects of foreign exchange.

In 2014, segment profit was $78.7 million, compared to $97.4 million in 2013. The 2013 results included a gain of $9.3 million on the sale of our AAE investment and gains of $7.7 million related to certain interest rate swaps at AAE. Excluding the effect of the AAE items noted, segment profit decreased $1.7 million in 2014. This decrease was largely due to lower share of affiliates’ earnings, higher maintenance expense and higher depreciation expense, partially offset by higher lease revenue.

AAE held interest rate swaps intended to hedge interest rate risk associated with existing and forecasted floating rate debt issuances. Some of these swaps did not qualify for hedge accounting, and as a result, changes in their fair values were recognized in affiliates' earnings.

Revenues

In 2015, lease revenue decreased $15.7 million, due to the effects of a weaker euro, as noted above. The decrease was partially offset by additional cars on lease in the current year. Other revenue decreased $2.8 million, primarily due to the absence of interest income on the AAE note received as part of the sale, which was repaid in the first quarter of 2015.

In 2014, lease revenue increased $8.4 million, primarily due to more cars on lease. Other revenue increased $1.5 million, primarily due to higher interest income on the AAE note.

Expenses

In 2015, maintenance expense decreased $6.3 million, primarily due to the effects of a weaker euro, lower costs at our European maintenance facilities, and lower costs for wheelset replacements, partially offset by the higher cost of railcar revisions. Depreciation expense decreased $3.4 million, largely due to the effects of a weaker euro, partially offset by the impact of new cars added to the fleet.

In 2014, maintenance expense increased $3.0 million, primarily due to higher workshop expenses and costs for wheelset replacements. Depreciation expense increased $3.9 million, largely driven by the impact of new cars added to the fleet.

Other Income (Expense)

In 2015, net interest expense decreased $2.3 million, driven by the effects of foreign exchange. Other expense increased $2.9 million, primarily due to higher legal costs in 2015 and income from a warranty settlement in 2014, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

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

Investment Volume

Investment volume was $148.0 million in 2015, $163.6 million in 2014, and $168.5 million in 2013. During 2015, we acquired approximately 1,980 railcars compared to 1,860 railcars in 2014, and 1,500 railcars in 2013. Additionally, capitalized wheelset costs were $4.6 million in 2015, $4.8 million in 2014, and $25.7 million in 2013.

ASC

Segment Summary

In 2015, ASC experienced lower demand for iron ore shipments as steel production in the region declined. As a result, several ASC vessels were laid up earlier than in prior years. During 2015, there were thirteen vessels operating and the season concluded in mid-January. While operating conditions and water levels led to improved efficiencies, the lower iron ore tonnage in 2015 reduced segment profit significantly.

ASC carried 26.5 million net tons of freight and deployed 13 vessels in 2015 compared to 30.5 million net tons and 15 vessels in 2014 and 28.8 million net tons and 13 vessels in 2013.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2015	2014	2013
Revenues
Lease revenue	$4.1	$4.2	$4.2
Marine operating revenue	166.1	223.0	223.5
Total Revenues	170.2	227.2	227.7

Expenses
Maintenance expense	22.3	25.6	22.9
Marine operating expense	107.2	149.2	151.3
Depreciation expense	14.3	13.6	12.1
Operating lease expense	5.2	5.2	5.2
Other operating expense	—	—	—
Total Expenses	149.0	193.6	191.5

Other Income (Expense)
Net loss on asset dispositions	(0.1)	(0.5)	(1.3)
Interest expense, net	(5.3)	(5.6)	(6.2)
Other (expense) income	(0.7)	(0.2)	0.2
Segment Profit	$15.1	$27.3	$28.9

Investment Volume	$20.3	$18.4	$11.2

\

Segment Profit

In 2015, segment profit was $15.1 million compared to $27.3 million in 2014. Both periods were unfavorably impacted by difficult operating conditions on the Great Lakes at the start of each sailing season. Additionally, results in 2015 were negatively impacted by lower shipments of higher-margin, long-haul iron ore.

In 2014, segment profit was $27.3 million compared to $28.9 million in 2013. The variance was largely attributable to ice coverage on the Great Lakes in 2014 that led to significant operating inefficiencies early in the year.

Revenues

In 2015, marine operating revenue decreased $56.9 million, largely due to $37.6 million lower fuel revenue, which is offset in marine operating expense. The terms of ASC's contracts provide that a portion of fuel costs may be passed on to customers. In addition, lower long-haul shipments of iron ore contributed to the variance.

In 2014, marine operating revenue decreased $0.5 million, primarily due to the operating inefficiencies early in the year, the mix of commodities carried, and lower fuel surcharge revenue, which is offset by a corresponding decrease in marine operating expense.

Expenses

In 2015, maintenance expense decreased $3.3 million, due to less winter work and lower operating repairs. Marine operating expense decreased $42.0 million, largely driven by lower fuel costs and the impact of fewer operating days caused by the delay of deployment of vessels at the beginning of the season and fewer vessels operating late in the year. Inefficiencies associated with the extended winter conditions earlier in each year also negatively impacted operations in both years.

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

Operating lease expense in 2015, 2014 and 2013 relates to the lease of ASC's tug-barge vessel.

Other Income (Expense)

Net loss on asset dispositions in each year was attributable to the initial impairment and subsequent costs related to the ultimate disposal of an older, idle vessel. Additionally, interest expense declined each year due to lower rates.

Investment Volume

ASC's investments in each of 2015, 2014, and 2013 consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

In prior years, GATX indicated that it would no longer seek new investment opportunities in marine assets within Portfolio Management and would focus on maximizing the value of existing investments. In the third quarter of 2015, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), a number of inland marine vessels and our 50% interest in the Cardinal Marine joint venture. We believe that selling these investments at this time will provide favorable returns for GATX and eliminate the future risk of continuing to hold these investments in markets that have become more volatile. As a result of this decision, impairment losses of $30.8 million on the Nordic Vessels and $19.0 million on the Cardinal Marine joint venture were recognized. Subsequently, we have completed the sales of certain of our marine investments, including our 50% interest in the Cardinal Marine joint venture, for total proceeds of $124.4 million. These sales resulted in net gains of $21.6 million. We expect to complete additional sales of marine assets in 2016. Upon completion of the marine investment sales, Portfolio Management will continue to own other marine investments, consisting primarily of five gas carrying vessels (the "Norgas Vessels").

A significant portion of Portfolio Management's segment profit is generated by the Rolls-Royce & Partners Finance companies. The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a collection of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $65.5 million for 2015, $55.9 million for 2014, and $52.6 million for 2013. The RRPF affiliates owned 436 aircraft engines at the end of 2015 compared to 433 at the end of 2014.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates. As a result of these sales, we received aggregate cash proceeds of $18.3 million.

In 2013, we dissolved our Singco and Somargas marine affiliates, taking direct ownership of the Norgas Vessels with an aggregate value of $151.8 million, and recognized a pretax gain of $2.5 million, which is reflected in share of affiliates' earnings. In connection with the dissolution, we paid $101.3 million, primarily to satisfy our share of the affiliates' external debt. The vessels continue to operate in a vessel pooling arrangement managed by our former partner.

Portfolio Management's total asset base was $636.5 million at December 31, 2015 compared to $813.3 million at December 31, 2014, and $856.9 million at December 31, 2013.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2015	2014	2013
Revenues
Lease revenue	$22.2	$29.7	$31.9
Marine operating revenue	68.9	63.3	51.6
Other revenue	1.4	4.4	3.7
Total Revenues	92.5	97.4	87.2

Expenses
Marine operating expense	48.7	48.6	38.5
Depreciation expense	17.4	22.8	23.0
Other operating expense	7.1	1.9	2.4
Total Expenses	73.2	73.3	63.9

Other Income (Expense)
Net gain on asset dispositions	5.3	9.4	15.5
Interest expense, net	(20.0)	(24.3)	(26.7)
Other (expense) income	—	(1.2)	1.4
Share of affiliates' earnings (pretax)	45.2	60.2	60.9
Segment Profit	$49.8	$68.2	$74.4

Investment Volume	$18.4	$32.3	$170.5

Segment Profit

In 2015, segment profit was $49.8 million, compared to $68.2 million in 2014. The current year included a net loss of approximately $28.2 million associated with the planned exit of the majority of the marine investments. Excluding this net loss, segment profit increased $9.8 million primarily due to higher RRPF affiliate income and higher residual sharing gains on managed portfolio sales.

In 2014, segment profit was $68.2 million, compared to $74.4 million in 2013. The decrease was driven by lower asset remarketing income and lower aggregate net operating income from our marine operations, primarily from our ocean-going vessels, which include the Norgas Vessels and Nordic Vessels.

Revenues

In 2015, lease revenue decreased $7.5 million, primarily due to the impact of sales of leased assets in both years. Marine operating revenue increased $5.6 million, primarily due to higher revenue from the Nordic Vessels and higher inland marine revenue partially offset by lower revenue from the Norgas Vessels. Other revenue decreased $3.0 million primarily due to lower investment fund distributions in 2015 and lower interest income resulting from the repayment of loans in both years.

In 2014, lease revenue decreased $2.2 million, primarily due to the sale of leases throughout 2013 and 2014. Marine operating revenue increased $11.7 million, primarily due to higher inland marine revenue resulting from strong demand during the harvest season. In addition, 2014 includes a full year of revenue from the Norgas Vessels.

Expenses

In 2015, depreciation expense decreased $5.4 million, primarily due to the sale of leased assets. Other operating expense increased $5.2 million, largely due to a loss reserve recorded in 2015 in connection with one investment.

In 2014, marine operating expense increased $10.1 million, primarily due to higher expenses for inland marine. Additionally, 2014 reflects a full year of operations for the Norgas Vessels.

Other Income (Expense)

In 2015, net gain on asset dispositions decreased $4.1 million. The current year included a net loss of approximately $9.2 million associated with the planned exit of marine investments. Excluding the net loss from the marine investments, net gain on other asset dispositions increased $5.1 million primarily due to higher residual sharing gains on managed portfolio sales. Net interest expense decreased $4.3 million as a result of lower average debt balance and lower average interest rates.

In 2015, share of affiliates' earnings decreased $15.0 million. The current year included the $19.0 million impairment charge for our 50% interest in the Cardinal Marine joint venture. Excluding this item, affiliates' earnings increased $4.0 million primarily due to higher operating income and higher gains on engine sales at the RRPF affiliates in the current year, partially offset by the absence of earnings from joint ventures sold in 2015 and 2014.

In 2014, net gain on asset dispositions decreased $6.1 million, primarily due to fewer asset dispositions. Net interest expense decreased $2.4 million, primarily due to lower rates. Other expense increased $2.6 million, primarily due to the expense associated with a revenue sharing agreement adjustment related to the Nordic Vessels and the absence of insurance proceeds received in 2013 related to a vessel casualty.

In 2014, share of affiliates' earnings decreased $0.7 million, as the absence of income from Singco/Somargas II entities, which were dissolved in 2013, was substantially offset by higher income at the RRPF affiliates.

Investment Volume

Investment volume of $18.4 million in 2015 consisted of $15.5 million for Portfolio Management's share in a newly created RRPF joint venture entity and $2.9 million to convert 51 open hopper barges to covered hopper barges.

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

The following table shows components of other for the years ended December 31 (in millions):

	2015	2014	2013
Selling, general and administrative expense	$192.4	$189.2	$178.3
Unallocated interest expense, net	5.3	5.4	3.8
Other expense (income) (including eliminations)	1.1	1.6	(1.1)

SG&A, Unallocated Interest and Other

In 2015, SG&A of $192.4 million increased $3.2 million from 2014. The increase was primarily due to $9.0 million of expense associated with an early retirement program offered to certain employees in 2015, partially offset by lower compensation expense in 2015 and costs associated with the closure of our San Francisco office recognized in 2014.

In 2014, SG&A of $189.2 million increased $10.9 million from 2013. The increase includes an accrual for costs associated with the closure of our San Francisco office in early 2015, which impacted approximately 35 employees through workforce reductions or relocation. In addition, SG&A was negatively impacted by the impairment of an IT project, higher compensation expenses, information technology expenses, and increased group insurance costs.

Unallocated interest expense (the difference between external interest expense and amounts allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position as well as the timing of debt issuances and investing activities.

Other expense and eliminations were immaterial in each of 2015, 2014, and 2013.

Consolidated Income Taxes

See "Note 14. Income Taxes" in Part II, Item 8 of this Form 10-K.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $7.4 billion at December 31, 2015, compared to $7.5 billion at December 31, 2014. The decrease was driven by the sales of marine investments at Portfolio Management and the repayment of the note received as part of the AAE sale, partially offset by an increase in Rail North America operating assets. In addition to the assets we recorded on our balance sheet, we utilized off-balance sheet assets, primarily railcars, which we leased in pursuant to operating lease agreements. The off-balance sheet assets represent the estimated present value of our committed future operating lease payments.

The following table shows on- and off-balance sheet assets by segment as of December 31 (in millions):

	2015			2014
	On-Balance Sheet	Off-Balance Sheet	Total	On-Balance Sheet	Off-Balance Sheet	Total
Rail North America	$4,629.1	$488.7	$5,117.8	$4,358.2	$606.1	$4,964.3
Rail International	1,117.6	—	1,117.6	1,228.8	—	1,228.8
ASC	284.7	6.8	291.5	286.7	11.7	298.4
Portfolio Management	636.5	—	636.5	813.3	—	813.3
Other	226.3	—	226.3	232.9	—	232.9
	$6,894.2	$495.5	$7,389.7	$6,919.9	$617.8	$7,537.7

Gross Receivables

Receivables of $245.8 million at December 31, 2015 decreased $112.2 million from December 31, 2014, primarily due to the repayment of a note received as part of the AAE sale.

Allowance for Losses

As of December 31, 2015, general allowances for trade receivables were $6.3 million, or 9.1% of rent and other receivables, compared to $4.5 million, or 5.2%, at December 31, 2014. At December 31, 2015, specific allowances for finance leases were $4.0 million compared to $1.2 million at December 31, 2014. The specific allowance increase in 2015 was related to a loss reserve recorded in connection with one investment at Portfolio Management.

See "Note 19. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $10.4 million from 2014. The increase was primarily due to new investments of $674.5 million and purchase of leased-in assets of $118.4 million. These increases were offset by depreciation expense of $295.4 million, dispositions of $202.2 million, the reclassification of $197.7 million of assets to assets held-for-sale, primarily related to our planned exit of the majority of our Portfolio Management marine assets, and foreign exchange rate effects of $101.8 million.

Investments in Affiliated Companies

Investments in affiliated companies decreased $9.2 million in 2015 (see table below). The decrease at Rail North America was largely due to a loan payment from an affiliate. The decrease at Portfolio Management was driven by the sale of our 50% interest in the Cardinal Marine joint venture, offset by operating results of RRPF, as well as an investment in a newly created RRPF joint venture entity.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2015	2014
Rail North America	$12.0	$17.2
Rail International	1.4	1.8
Portfolio Management	335.1	338.7
	$348.5	$357.7

See "Note 7. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2015 and 2014, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from changes in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2015 and no impairment was indicated.

See "Note 18. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt decreased $52.4 million from the prior year, primarily due to net repayments of commercial paper and credit facilities of $64.5 million and the effects of foreign exchange on outstanding long-term debt balances, partially offset by a net increase in long-term debt and capital lease principal amounts. During 2015, issuances of long-term debt of $766.5 million were largely offset by scheduled maturities and principal payments of $726.3 million.

The following table shows the details of our long-term debt issuances in 2015 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.2 Years	3.25% Fixed	$300.0
Recourse Unsecured	30.2 Years	4.50% Fixed	250.0
Recourse Unsecured	5.2 Years	2.60% Fixed	100.0
Recourse Unsecured	10.0 Years	1.84% Floating (1)	60.0
Recourse Unsecured	3.9 Years	1.20% Fixed	56.5
			$766.5
________

(1)	Floating interest rate at December 31, 2015.

The following table shows the carrying value of our debt obligations by major component, including off-balance sheet debt, as of December 31, 2015 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$7.4	$7.4
Recourse debt	—	4,171.5	4,171.5
Nonrecourse debt	6.9	—	6.9
Capital lease obligations	18.4	—	18.4
Balance sheet debt	25.3	4,178.9	4,204.2
Recourse off-balance sheet debt (1)	495.5	—	495.5
	$520.8	$4,178.9	$4,699.7
________
(1) Off-balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off-balance sheet assets.

See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity decreased $33.8 million from the prior year, primarily due to $125.4 million of stock repurchases, $68.0 million of dividends paid, $55.8 million of foreign currency translation adjustments due to the balance sheet effects of a stronger US dollar, and $2.4 million from changes in the fair value of derivative instruments and other securities. These decreases were partially offset by net income of $205.3 million, $7.8 million from the effects of post-retirement benefit plan adjustments, and $4.7 million from the effects of share-based compensation.

See "Note 21. Shareholders’ Equity" in Part II, Item 8 of this Form 10-K.

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

The timing of asset dispositions and changes in working capital impact cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2015, we had unrestricted cash balances of $202.4 million.

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2015	2014	2013
Principal sources of cash
Net cash provided by operating activities	$534.3	$449.2	$400.7
Portfolio proceeds	482.2	264.0	385.3
Other asset sales	18.7	26.9	32.3
Proceeds from sale-leasebacks	—	—	90.7
Proceeds from issuance of debt, commercial paper, and credit facilities	748.8	1,273.0	1,132.2
	$1,784.0	$2,013.1	$2,041.2
Principal uses of cash
Portfolio investments and capital additions	$(696.9)	$(1,030.5)	$(859.6)
Repayments of debt, commercial paper, and credit facilities	(790.8)	(819.8)	(854.1)
Purchases of leased-in assets	(118.4)	(150.5)	(61.4)
Payments on capital lease obligations	(2.7)	(2.6)	(2.4)
Stock repurchases	(125.4)	(124.6)	(68.6)
Cash dividends	(68.2)	(62.0)	(60.5)
	$(1,802.4)	$(2,190.0)	$(1,906.6)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $534.3 million increased $85.1 million compared to 2014. The increase was driven by higher lease revenue and lower maintenance expense, partially offset by lower distributions from joint ventures, as well as the net impact of changes in the balances of certain working capital items.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $696.9 million decreased $333.6 million compared to 2014. 2014 investments included Rail North America's purchase of approximately 18,500 boxcars for approximately $340 million. The increase in 2014 compared to 2013 was primarily due to the purchase of boxcars noted above, partially offset by Portfolio Management's $101.3 million contribution to the Singco and Somargas joint ventures in 2013. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2015	2014	2013
Rail North America (1)	$506.7	$810.6	$502.4
Rail International	148.0	163.6	168.5
ASC	20.3	18.4	11.2
Portfolio Management (2)	18.4	32.3	170.5
Other	3.5	5.6	7.0
	$696.9	$1,030.5	$859.6
__________________

(1)	2014 investment volume includes approximately $340 million related to the purchase of approximately 18,500 boxcars in 2014.

(2)	Portfolio Management’s investment volume includes $101.3 million related to the Singco and Somargas dissolution in 2013.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. In 2015, AAE repaid its outstanding loan principal in the amount of €67.5 million ($76.4 million). In addition, portfolio proceeds in 2015 included $124.4 million from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment. The decrease in proceeds in 2014 was primarily due to the absence of proceeds from the sale of our interest in AAE in 2013 and lower proceeds from sales of operating assets.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2015	2014	2013
Finance lease rents received, net of earned income and leveraged lease nonrecourse debt service	$11.2	$12.5	$16.6
Loan principal received	82.7	14.9	13.5
Proceeds from sales of operating assets	357.8	202.1	285.9
Capital distributions from affiliates	29.8	33.6	68.1
Other portfolio proceeds	0.7	0.9	1.2
	$482.2	$264.0	$385.3

Other Investing Activity

Rail North America acquired 5,004 railcars in 2015, 4,560 railcars in 2014, and 2,967 railcars in 2013 that were previously on operating leases. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leasebacks for 710 railcars in 2013.

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

The following table shows other investing activity for the years ended December 31 (in millions):

	2015	2014	2013
Purchases of leased-in assets	$(118.4)	$(150.5)	$(61.4)
Proceeds from sales of other assets	18.7	26.9	32.3
Proceeds from sale-leasebacks	—	—	90.7
Net increase (decrease) in restricted cash	(2.9)	5.8	9.5
Other	9.7	5.8	—
	$(92.9)	$(112.0)	$71.1

Net Cash (used in) provided by Financing Activities

The following table shows net cash (used in) provided by financing activities for the years ended December 31 (in millions):

	2015	2014	2013
Net proceeds from issuances of debt (original maturities longer than 90 days)	$748.8	$1,223.0	$1,132.2
Repayments of debt (original maturities longer than 90 days)	(726.3)	(819.8)	(602.8)
Net increase (decrease) in debt with original maturities of 90 days or less	(64.5)	50.0	(251.3)
Payments on capital lease obligations	(2.7)	(2.6)	(2.4)
Stock repurchases (1)	(125.4)	(124.6)	(68.6)
Cash dividends	(68.2)	(62.0)	(60.5)
Other	9.3	(1.8)	2.5
	$(229.0)	$262.2	$149.1
________
(1) During 2015, we repurchased 2.4 million shares of common stock for $125.4 million, which completed our $250 million repurchase program authorized in 2014. In 2014, we repurchased 1.9 million shares of common stock for $124.6 million. In 2013, we repurchased 1.4 million shares of common stock for $68.6 million, which completed a separate repurchase program that was authorized in 2008.

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal payments, lease payments, and purchase commitments at December 31, 2015 (in millions):

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Recourse debt	$4,198.5	$557.9	$412.7	$517.9	$550.0	$350.0	$1,810.0
Nonrecourse debt	6.9	6.9	—	—	—	—	—
Commercial paper and credit facilities	7.4	7.4	—	—	—	—	—
Capital lease obligations	20.2	4.3	2.8	1.6	11.5	—	—
Recourse operating leases	656.3	85.1	91.7	83.0	79.8	72.7	244.0
Purchase commitments (1)	1,735.2	575.0	379.9	318.4	339.8	122.1	—
	$6,624.5	$1,236.6	$887.1	$920.9	$981.1	$544.8	$2,054.0
__________

(1)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types and related costs of railcars to be purchased under its agreements. The amount shown for 2016 includes $89.2 million related to options we exercised to purchase 2,623 railcars that are currently on lease. In addition, the amount shown for 2017 includes $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity that will take effect upon the scheduled expiration of the current railcar supply agreement in 2016. Under the terms of the agreement, we will purchase up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon, or cost-plus, basis subject to certain specified adjustments and surcharges throughout the term of the agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the agreement will automatically terminate 30 days thereafter, unless the non-terminating party agrees to a specified revised margin as set forth in the agreement.

The following table shows our contractual cash receipts arising from future lease payments from finance leases, future rental receipts from noncancelable operating leases, and future payments on loans as of December 31, 2015 (in millions):

	Contractual Cash Receipts by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Finance leases	$199.6	$28.3	$25.9	$23.9	$22.6	$21.1	$77.8
Operating leases	4,392.6	970.3	815.1	684.3	568.1	442.6	912.2
Loans	8.8	2.0	2.0	4.2	0.1	0.1	0.4
Total	$4,601.0	$1,000.6	$843.0	$712.4	$590.8	$463.8	$990.4

Our future contractual cash receipts at December 31, 2015 increased $446.0 million compared to 2014, primarily as a result of growing our committed lease receipts by raising rates and extending term. This increase in contractual cash receipts was net of lease receipts in 2015 and the repayment of the AAE loan.

2016 Liquidity Outlook

We plan to meet our contractual obligations for 2016 using our available cash at December 31, 2015, as well as a combination of cash we expect to receive from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities. Additionally, we anticipate that portfolio investments in 2016 will likely exceed contractual commitments as we expect to exercise options to purchase railcars that are currently on lease and opportunistically pursue other strategic investments. However, changes in the economic environment or capital markets could adversely impact our liquidity position, and we cannot provide assurance that our sources of cash will be adequate to fund our operations and contractual commitments.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2015	2014	2013	2015	2014	2013
Balance as of December 31 (in millions)	$—	$69.0	$—	$7.4	$3.1	$23.6
Weighted average interest rate	—%	0.6%	—%	0.9%	1.5%	1.3%
Euro/Dollar exchange rate	n/a	n/a	n/a	1.09	1.21	1.37

Average daily amount outstanding during year (in millions)	$5.7	$41.9	$19.3	$5.5	$17.4	$28.5
Weighted average interest rate	0.5%	0.3%	0.4%	1.1%	1.1%	1.0%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.11	1.33	1.33

Average daily amount outstanding during 4th quarter (in millions)	$—	$19.4	$—	$5.2	$8.4	$17.5
Weighted average interest rate	—%	0.4%	—%	1.1%	1.1%	1.1%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.10	1.25	1.36

Maximum daily amount outstanding (in millions)	$69.0	$162.0	$185.0	$75.5	$49.8	$147.1
Euro/Dollar exchange rate	n/a	n/a	n/a	1.06	1.36	1.37
__________

(1)	Short-term borrowings in North America are comprised of commercial paper issued in the US.

(2)	Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US. In 2015, we exercised an option to extend the maturity date of our revolving credit facility by one year, to April 2020. As of December 31, 2015, the full $575 million was available under the facility.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 9. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2015, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2013, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Commercial Commitments

We have entered into various commercial commitments, such as guarantees and standby letters of credit, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments at December 31, 2015 (in millions):

	Amount of Commitment Expiration by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Lease payment guarantees	$22.1	$7.1	$10.1	$2.8	$2.1	$—	$—
Standby letters of credit and performance bonds	8.9	8.9	—	—	—	—	—
	$31.0	$16.0	$10.1	$2.8	$2.1	$—	$—

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

Defined Benefit Plan Contributions

In 2015, we contributed $5.8 million to our defined benefit pension plans and other post-retirement benefit plans. In 2016, we expect to contribute approximately $6.4 million. As of December 31, 2015, our funded pension plans were 95% funded in aggregate. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $8.2 million to these plans in 2015 and recognized that amount as marine operating expense. We expect our 2016 contributions to approximate 2015 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year.

See "Note 12. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common and Preferred Stock Repurchases

In 2015, we repurchased 2.4 million shares for $125.4 million under this repurchase program, which completed our $250 million repurchase authorization approved in 2014. In 2014, we repurchased 1.9 million shares for $124.6 million. In 2013, we purchased 1.4 million shares for $68.6 million, which completed a separate repurchase program that was authorized in 2008. Subsequent to December 31, 2015, our board of directors authorized a new $300 million stock repurchase program. The timing of share repurchases will be dependent on market conditions and other factors.

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

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or capital lease. Our lease classification analysis relies on certain assumptions that require significant judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which would change the way the lease transaction impacts our financial position and results of operations. See "Note 5. Leases" in Part II, Item 8 of this Form 10-K.

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

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the investment's near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 7. Investments in Affiliated Companies" and "Note 11. Asset Impairments" in Part II, Item 8 of this Form 10-K.

Impairment of Goodwill

We review the carrying amount of our goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires us to make certain judgments to determine the assumptions we use in the calculation. The first step requires us to estimate the fair value of each reporting unit, which we determine using a discounted cash flow model. We base our estimates of the future cash flows on revenue and expense forecasts and include assumptions for future growth. When estimating the fair value of the reporting unit, we also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. We then compare our estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds its implied fair value, we record an impairment loss for the amount the carrying amount of the goodwill exceeds its implied fair value. See "Note 18. Goodwill" in Part II, Item 8 of this Form 10-K.

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

See "Note 12. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information regarding these assumptions.

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

See "Note 13. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

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

See "Note 14. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

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

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We disclose total on- and off-balance sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Additionally, ASC utilizes a tug and barge unit that is accounted for as an operating lease and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.

The following table shows total on- and off-balance sheet assets (in millions):

	2015	2014	2013	2012	2011
Consolidated on-balance sheet assets	$6,894.2	$6,919.9	$6,535.5	$6,044.7	$5,846.0
Off-balance sheet assets:
Rail North America	488.7	606.1	887.9	863.5	884.5
ASC	6.8	11.7	16.5	21.0	—
Portfolio Management	—	—	—	—	2.6
Total On- and Off-Balance Sheet Assets	$7,389.7	$7,537.7	$7,439.9	$6,929.2	$6,733.1
Shareholders’ Equity	$1,280.2	$1,314.0	$1,397.0	$1,244.2	$1,127.3

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

The following tables show our net income and diluted earnings per share excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2015	2014	2013	2012	2011
Net income	$205.3	$205.0	$169.3	$137.3	$110.8
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments, net of tax (1)	5.7	—	—	—	—
Early retirement program, net of tax (2)	5.6	—	—	—	—
Income tax rate changes (3)	14.1	—	—	0.7	—
GATX income taxes on sale of AAE (4)	—	—	23.2	—	—
Foreign tax credit carryforward (5)	—	—	(3.9)	(4.6)	—
Tax benefits upon close of tax audits	—	—	—	(15.5)	(4.8)
Litigation recoveries, no tax effect (6)	—	—	—	—	(3.2)
Leveraged lease adjustment, net of tax (7)	—	—	—	—	(3.5)
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate (1)	11.9	—	—	—	—
Income tax rate changes (8)	(7.7)	—	(7.6)	(4.6)	(4.1)
Pretax gain on sale of AAE (4)	—	—	(9.3)	—	—
Interest rate swaps at AAE, net of taxes (9)	—	—	(6.9)	20.5	(0.2)
Net income, excluding tax adjustments and other items	$234.9	$205.0	$164.8	$133.8	$95.0

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2015	2014	2013	2012	2011
Diluted earnings per share	$4.69	$4.48	$3.59	$2.88	$2.35
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments, net of tax (1)	0.13	—	—	—	—
Early retirement program, net of tax (2)	0.13	—	—	—	—
Income tax rate changes (3)	0.32	—	—	0.01	—
GATX income taxes on sale of AAE (4)	—	—	0.50	—	—
Foreign tax credit carryforward (5)	—	—	(0.08)	(0.09)	—
Tax benefits upon close of tax audits	—	—	—	(0.33)	(0.10)
Litigation recoveries, no tax effect (6)	—	—	—	—	(0.07)
Leveraged lease adjustment, net of tax (7)	—	—	—	—	(0.08)
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate (1)	0.27	—	—	—	—
Income tax rate changes (8)	(0.18)	—	(0.16)	(0.09)	(0.09)
Pretax gain on sale of AAE (4)	—	—	(0.20)	—	—
Interest rate swaps at AAE, net of taxes (9)	—	—	(0.15)	0.43	—
Diluted earnings per share, excluding tax adjustments and other items*	$5.37	$4.48	$3.50	$2.81	$2.01
* Sum of individual components may not be additive, due to rounding.

________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Expenses associated with an early retirement program offered to certain eligible employees.

(3)
Deferred income tax adjustment attributable to an increase of our effective state income tax rate in 2015 and a deferred income tax adjustment due to an enacted statutory rate increase in Ontario in 2012.

(4)	Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.

(5)	Benefits attributable to the utilization of foreign tax credit carryforwards.

(6)	Accrual reversals resulting from the favorable resolution of litigation matters.

(7)	Income on a leveraged lease adjustment.

(8)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2015, 2013, 2012, and 2011.

(9)	Realized and/or unrealized gains/losses on AAE interest rate swaps.

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt instruments in relation to our floating rate investments. Based on our floating rate debt instruments at December 31, 2015, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $5.2 million in 2016. Comparatively, at December 31, 2014, a hypothetical 100 basis point increase in interest rates would have resulted in a $8.0 million increase in after-tax interest expense in 2015. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the US dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the US dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2015 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2015, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would decrease after-tax income in 2016 by $2.4 million. Comparatively, based on 2014 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2014, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would have decreased after-tax income in 2015 by $2.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016, expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2016

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2015	2014
Assets
Cash and Cash Equivalents	$202.4	$209.9
Restricted Cash	17.3	14.5
Receivables
Rent and other receivables	69.4	86.0
Loans	8.8	97.3
Finance leases	167.6	174.7
Less: allowance for losses	(10.3)	(5.7)
	235.5	352.3

Operating Assets and Facilities ($122.9 and $123.1 related to a consolidated VIE)	8,204.0	8,143.5
Less: allowance for depreciation ($39.7 and $35.0 related to a consolidated VIE)	(2,505.6)	(2,455.5)
	5,698.4	5,688.0
Investments in Affiliated Companies	348.5	357.7
Goodwill	79.7	86.1
Other Assets	312.4	211.4
Total Assets	$6,894.2	$6,919.9

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$170.9	$165.9
Debt
Commercial paper and borrowings under bank credit facilities	7.4	72.1
Recourse	4,171.5	4,162.3
Nonrecourse ($6.9 and $15.9 related to a consolidated VIE)	6.9	15.9
Capital lease obligations	18.4	6.3
	4,204.2	4,256.6
Deferred Income Taxes	1,018.3	937.3
Other Liabilities	220.6	246.1
Total Liabilities	5,614.0	5,605.9
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,776,290 and 66,600,984 Outstanding shares — 41,970,098 and 44,198,850	41.5	41.4
Additional paid in capital	677.4	672.8
Retained earnings	1,639.0	1,501.7
Accumulated other comprehensive loss	(198.8)	(148.4)
Treasury stock at cost (24,806,192 and 22,402,134 shares)	(878.9)	(753.5)
Total Shareholders’ Equity	1,280.2	1,314.0
Total Liabilities and Shareholders’ Equity	$6,894.2	$6,919.9

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2015	2014	2013
Revenues
Lease revenue	$1,130.1	$1,086.6	$975.2
Marine operating revenue	235.0	286.3	275.1
Other revenue	84.8	78.1	70.7
Total Revenues	1,449.9	1,451.0	1,321.0
Expenses
Maintenance expense	326.1	337.0	294.0
Marine operating expense	155.9	197.8	189.8
Depreciation expense	290.5	273.5	255.0
Operating lease expense	87.2	108.7	129.4
Other operating expense	38.4	28.9	26.1
Selling, general and administrative expense	192.4	189.2	178.3
Total Expenses	1,090.5	1,135.1	1,072.6
Other Income (Expense)
Net gain on asset dispositions	79.2	87.2	85.6
Interest expense, net	(155.1)	(158.4)	(166.6)
Other expense	(13.2)	(13.5)	(8.4)
Income before Income Taxes and Share of Affiliates’ Earnings	270.3	231.2	159.0
Income Taxes	(110.9)	(75.7)	(65.5)
Share of Affiliates’ Earnings, Net of Taxes	45.9	49.5	75.8
Net Income	$205.3	$205.0	$169.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(55.8)	(79.1)	25.8
Unrealized (loss) gain on securities	(0.6)	(0.1)	0.8
Unrealized (loss) gain on derivative instruments	(1.8)	3.0	22.4
Post-retirement benefit plans	7.8	(29.5)	52.9
Other comprehensive (loss) income	(50.4)	(105.7)	101.9
Comprehensive Income	$154.9	$99.3	$271.2

Share Data
Basic earnings per share	$4.76	$4.55	$3.64
Average number of common shares	43.1	45.0	46.4

Diluted earnings per share	$4.69	$4.48	$3.59
Average number of common shares and common share equivalents	43.8	45.8	47.1

Dividends declared per common share	$1.52	$1.32	$1.24

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2015	2014	2013
Operating Activities
Net income	$205.3	$205.0	$169.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	303.3	287.0	267.8
Share-based compensation	11.6	14.0	13.1
Asset impairment charges	33.9	1.3	5.9
Net gains on sales of assets	(99.7)	(79.3)	(80.7)
Deferred income taxes	90.2	61.4	53.6
Share of affiliates’ earnings, net of dividends	(13.7)	(9.5)	(41.4)
Change in income taxes payable	7.4	(4.4)	4.5
Change in accrued operating lease expense	(24.2)	(5.2)	(7.7)
Employee benefit plans	10.6	3.7	7.5
Other	9.6	(24.8)	8.8
Net cash provided by operating activities	534.3	449.2	400.7
Investing Activities
Additions to operating assets and facilities	(681.4)	(1,015.2)	(744.1)
Loans extended	—	—	(14.2)
Investments in affiliates	(15.5)	(15.3)	(101.3)
Portfolio investments and capital additions	(696.9)	(1,030.5)	(859.6)
Purchases of leased-in assets	(118.4)	(150.5)	(61.4)
Portfolio proceeds	482.2	264.0	385.3
Proceeds from sales of other assets	18.7	26.9	32.3
Proceeds from sale-leasebacks	—	—	90.7
Net (increase) decrease in restricted cash	(2.9)	5.8	9.5
Other	9.7	5.8	—
Net cash used in investing activities	(307.6)	(878.5)	(403.2)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	748.8	1,223.0	1,132.2
Repayments of debt (original maturities longer than 90 days)	(726.3)	(819.8)	(602.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(64.5)	50.0	(251.3)
Payments on capital lease obligations	(2.7)	(2.6)	(2.4)
Stock repurchases	(125.4)	(124.6)	(68.6)
Dividends	(68.2)	(62.0)	(60.5)
Other	9.3	(1.8)	2.5
Net cash (used in) provided by financing activities	(229.0)	262.2	149.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.2)	(2.7)	(1.1)
Net (decrease) increase in Cash and Cash Equivalents during the year	(7.5)	(169.8)	145.5
Cash and Cash Equivalents at beginning of year	209.9	379.7	234.2
Cash and Cash Equivalents at end of year	$202.4	$209.9	$379.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2015	2015	2014	2014	2013	2013
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	66.6	$41.4	66.3	$41.3	66.0	$41.2
Issuance of common stock	0.2	0.1	0.3	0.1	0.3	0.1
Balance at end of year	66.8	41.5	66.6	41.4	66.3	41.3
Treasury Stock
Balance at beginning of year	(22.4)	(753.5)	(20.5)	(628.9)	(19.1)	(560.3)
Stock repurchases	(2.4)	(125.4)	(1.9)	(124.6)	(1.4)	(68.6)
Balance at end of year	(24.8)	(878.9)	(22.4)	(753.5)	(20.5)	(628.9)
Additional Paid In Capital
Balance at beginning of year		672.8		668.9		658.5
Share-based compensation effects		4.6		3.9		9.3
Issuance of common stock		—		—		1.1
Balance at end of year		677.4		672.8		668.9
Retained Earnings
Balance at beginning of year		1,501.7		1,358.4		1,249.4
Net income		205.3		205.0		169.3
Dividends declared		(68.0)		(61.7)		(60.3)
Balance at end of year		1,639.0		1,501.7		1,358.4
Accumulated Other Comprehensive Loss
Balance at beginning of year		(148.4)		(42.7)		(144.6)
Other comprehensive (loss) income		(50.4)		(105.7)		101.9
Balance at end of year		(198.8)		(148.4)		(42.7)
Total Shareholders’ Equity		$1,280.2		$1,314.0		$1,397.0

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

NOTE 2. Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. For 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we will measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

In 2014, we completed a review of the estimated useful lives used for our North American railcar fleet and determined that the economic service life of many of our railcars differed from the useful life that was used to calculate depreciation. As a result, effective January 1, 2014, we revised the estimated useful lives from a range of 30-38 years to a range of 27-42 years. In aggregate, the average depreciable life of the fleet increased approximately 2.2 years. The impacts of these implemented changes on depreciation expense for affected assets was a net decrease in depreciation expense of approximately $21.9 million and an increase in net income of $14.0 million, or $0.31 per diluted share for the year ended December 31, 2014.

New Accounting Pronouncements Adopted

Debt Issue Costs

As of December 31, 2015, the Company elected to early adopt Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires presentation of debt issue costs as a deduction from the carrying amount of the related debt liability on the balance sheet, rather than as a deferred charge. Adoption of the new guidance did not impact the amount or timing of net income but required us to reclassify deferred debt issuance costs ($18.8 million in 2015 and $17.6 million in 2014), which were previously included in other assets, to a reduction in the carrying amount of our related debt balances.

Discontinued Operations

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Components of an Entity. The amendments require that disposals representing strategic shifts that have (or will have) a major effect on an entity’s operations or financial results should be reported in discontinued operations. The amendments also expand the disclosure requirements for both discontinued operations and significant dispositions that do not qualify as discontinued operations.

The amendments were effective for us beginning in the first quarter of 2015. Adoption of the new guidance did not impact the amount or timing of net income or the presentation and disclosures of our financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements Not Yet Adopted

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which amends the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance is effective for us beginning in the first quarter of 2016, with early adoption permitted. Application of the new guidance will not impact our financial statements and related disclosures.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance is effective for us in the first quarter of 2016, with early adoption permitted. We do not expect the new guidance to have a significant impact on our financial statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

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

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with US generally accepted accounting principles ("GAAP"). Certain prior year amounts may have been reclassified to conform to the 2015 presentation.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Railcars	20–42 years
Locomotives	10–20 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Marine vessels	30–65 years
Other equipment	5–30 years

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

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. We base our loss reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts. We evaluate reserve estimates for loans and finance lease receivables on a customer-specific basis, considering each customer's particular credit situation. We also consider the factors we use to evaluate rent and other receivables, which are outlined above. We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2015. We believe that the allowance is adequate to cover losses inherent in our reservable assets as of December 31, 2015. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 19. Allowance for Losses."

Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired.  We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or during interim periods if impairment indicators are present. If the carrying amount of the applicable reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We record an impairment loss if the carrying amount of goodwill exceeds its implied fair value. The fair values of our reporting units are determined using discounted cash flow models. See "Note 18. Goodwill."

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, however, we have not recognized a tax benefit in the financial statements for those items. We include our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 14. Income Taxes."

Derivatives

We use derivatives, such as interest rate swap agreements, Treasury rate locks, options, and currency forwards, to hedge our exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. We formally designate derivatives that

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). See "Note 12. Pension and Other Post-Retirement Benefits."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recorded net of related hedges in other expense during the periods in which they occur. Net gains (losses) were $1.1 million, $(3.4) million and $2.1 million for 2015, 2014, and 2013.

Environmental Liabilities

We record accruals for environmental remediation costs at sites relating to past or discontinued operations when they are probable and when we can reasonably estimate the expected costs. We record adjustments to initial estimates as necessary. Since these accruals are based on estimates, actual environmental remediation costs may differ. We expense or capitalize environmental remediation costs related to current or future operations as appropriate. See "Note 24. Legal Proceedings and Other Contingencies."

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

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense net of interest income on bank deposits. Interest income on bank deposits was $1.1 million in 2015, $0.9 million in 2014, and $1.2 million in 2013.

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

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense net of estimated forfeitures over the requisite service period. Forfeiture rates at grant date are initially based on historical experience and are adjusted in subsequent periods if actual experience differs from the estimate. We record a final adjustment when those awards vest. See "Note 13. Share-Based Compensation."

Net Gain on Asset Dispositions

Net gain on disposition includes gains and losses on sales of operating assets and residual sharing income, which we also refer to as asset remarketing income; non-remarketing disposition gains, primarily from scrapping of railcars; and asset impairment losses. We recognize disposition gains, including non-remarketing gains, upon completion of the sale or scrapping of operating assets. Residual sharing income includes fees we receive from the sale of managed assets and assets subject to residual value guarantees, and we recognize these fees upon completion of the underlying transactions.

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2015	2014	2013
Disposition gains	$90.3	$63.1	$60.0
Residual sharing income	13.4	9.4	10.8
Non-remarketing disposition gains	9.4	16.0	20.7
Asset impairment losses (1)	(33.9)	(1.3)	(5.9)
Net Gain on Asset Dispositions	$79.2	$87.2	$85.6
__________
(1) See "Note 11. Asset Impairments" for further information about asset impairment losses.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2015	2014	2013
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$144.4	$142.6	$148.7
Income taxes paid, net	13.3	18.7	7.4
________

(1)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

	2015	2014	2013
Noncash Investing Transactions (in millions)
Capital lease (1)	$17.8	$—	$—
Distributions from affiliates (2)	—	1.1	174.7
Portfolio proceeds (3)	—	—	91.1
________

(1)
In 2015, we acquired all of the rights and obligations of 157 rail cars, classified as a capital lease in the amount of $17.8 million, which included the assumption of a capital lease obligation in the amount of $14.8 million.

(2)
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

(3)	In 2013 proceeds from the sale of our interest in Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) included receipt of a €67.5 million ($91.1 million) note.

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2015	2014
Total contractual lease payments receivable	$199.6	$204.8
Estimated unguaranteed residual value of leased assets	58.7	68.5
Unearned income	(90.7)	(98.6)
Finance leases	$167.6	$174.7

Usage rents

We base lease revenue for certain operating leases on equipment usage. Lease revenue from such usage rents was $91.2 million in 2015, $83.9 million in 2014, and $21.3 million in 2013. The increases in 2015 and 2014 were due to higher utilization revenue as a result of the acquisition of approximately 18,500 boxcars in 2014.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Initial direct costs

Deferred initial direct costs related to direct financing leases were $0.1 million at December 31, 2015 and $0.3 million, at December 31, 2014.

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2015 (in millions):

	Finance Leases	Operating Leases (1)	Total
2016	$28.3	$970.3	$998.6
2017	25.9	815.1	841.0
2018	23.9	684.3	708.2
2019	22.6	568.1	590.7
2020	21.1	442.6	463.7
Years thereafter	77.8	912.2	990.0
	$199.6	$4,392.6	$4,592.2
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2015	2014
Railcars	$17.8	$—
Marine vessels	84.5	83.1
Less: allowance for depreciation	(79.8)	(75.3)
	$22.5	$7.8

Operating Leases

We lease assets that are closely associated with our revenue generating operations. At December 31, 2015 we leased approximately 19,000 railcars at Rail North America and one vessel at ASC. In addition, we lease office facilities and other general purpose equipment. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $91.2 million in 2015, $112.9 million in 2014, and $134.0 million in 2013.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Obligations

For some leases, we have the option to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. The following table shows our future contractual rental payments due under noncancelable leases as of December 31, 2015 (in millions):

	Capital Leases	Recourse Operating Leases
2016	$4.3	$85.1
2017	2.8	91.7
2018	1.6	83.0
2019	11.5	79.8
2020	—	72.7
Years thereafter	—	244.0
	$20.2	$656.3
Less: amounts representing interest	(1.8)
Present value of future contractual capital lease payments	$18.4

NOTE 6. Loans

We had total loans receivable of $8.8 million at December 31, 2015 and $97.3 million at December 31, 2014. No loans were impaired at December 31, 2015 or 2014. In 2015, AAE repaid its outstanding loan in the amount of €68.2 million ($77.2 million), including €67.5 million ($76.4 million) of remaining principal and €0.7 million ($0.8 million) of accrued interest.

The following table shows scheduled loan principal payments due by year at December 31, 2015 (in millions):

2016	$2.0
2017	2.0
2018	4.2
2019	0.1
2020	0.1
Thereafter	0.4
$8.8

NOTE 7. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include companies offering lease financing and related services for customers operating rail and marine assets, as well as entities that lease aircraft spare engines. Loan amounts included in investments in affiliated companies were $11.2 million as of December 31, 2015 and $16.3 million as of December 31, 2014.

In 2015, as a result of our decision to exit the majority of our marine investments within our Portfolio Management segment, we recorded a $19.0 million impairment loss and then sold our 50% interest in the Cardinal Marine joint venture. We received aggregate cash proceeds of $24.7 million from this sale.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates. As a result of these sales, we received aggregate cash proceeds of $18.3 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents our most significant investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2015 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$335.1	50.0%
Adler Funding LLC	Rail North America	11.7	12.5%
Other affiliates	Various	1.7	Various
Investments in Affiliated Companies		$348.5
__________
(1) Combined investment balances of fifteen separate joint ventures (collectively, the "RRPF affiliates").

The following table shows our share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2015	2014	2013
Rail North America	$0.5	$7.9	$10.3
Rail International	(0.3)	(0.3)	21.1
Portfolio Management (1)	45.2	60.2	60.9
Share of affiliates' earnings (pretax)	45.4	67.8	92.3
Income taxes	0.5	(18.3)	(16.5)
Share of Affiliates' Earnings	$45.9	$49.5	$75.8
__________
(1) Includes a $19.0 million impairment loss in 2015.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (1)
	2015	2014	2013	2015	2014	2013
Rail North America	$—	$—	$—	$5.1	$20.0	$—
Portfolio Management	15.5	15.3	101.3	32.2	34.2	47.0
	$15.5	$15.3	$101.3	$37.3	$54.2	$47.0
__________

(1)	Cash distributions exclude proceeds from sales of affiliates of $24.7 million in 2015, $19.4 million in 2014, and $55.6 million in 2013.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2015	2014	2013
Revenues	$339.3	$339.0	$334.5
Gains on sales of assets	37.6	33.7	43.5
Net income	121.4	99.6	108.6

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2015	2014
Current assets	$185.0	$211.6
Noncurrent assets	3,254.1	3,195.1
Total assets	$3,439.1	$3,406.7

Current liabilities	$285.5	$378.4
Noncurrent liabilities	2,512.2	2,388.2
Shareholders’ equity	641.4	640.1
Total liabilities and shareholders' equity	$3,439.1	$3,406.7

Summarized Financial Data for the RRPF Affiliates

As noted above, our affiliate investments include 50% interests in each of the RRPF affiliates, a collection of fifteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates own 436 aircraft engines at December 31, 2015, of which 224 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 7 to 10 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $58.4 million in 2015, $42.2 million in 2014, and $46.5 million in 2013.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2015	2014	2013
Lease revenue from third parties	$191.4	$176.9	$147.6
Lease revenue from Rolls-Royce	138.7	124.7	119.7
Depreciation expense	(166.1)	(140.7)	(120.2)
Interest expense	(56.7)	(59.5)	(65.8)
Other expenses	(8.8)	(11.8)	(10.2)
Gains on sales of assets	33.1	22.7	35.2
Income before income taxes	131.6	112.3	106.3
Income tax benefits (provision) (1)	(9.0)	(17.3)	0.4
Net income	$122.6	$95.0	$106.7
_________

(1)
Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Several of the RRPF affiliates are flow through entities and income taxes are incurred at the owner level. Amounts shown for 2015 and 2013 include deferred income tax benefits of approximately $15.4 million and $15.2 million, attributable to statutory rate decreases enacted in the United Kingdom.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2015	2014
Current assets	$173.4	$146.3
Noncurrent assets, including operating assets, net of accumulated depreciation of $993.6 and $862.8 (a)	3,161.4	2,988.1
Total assets	$3,334.8	$3,134.4

Current liabilities, excluding debt	$85.1	$74.4
Debt obligations	2,391.1	2,295.7
Other liabilities	231.4	219.4
Shareholders’ equity	627.2	544.9
Total liabilities and shareholders' equity	$3,334.8	$3,134.4
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2015 (in millions):

	Rolls-Royce	Third Parties	Total
2016	$144.1	$157.7	$301.8
2017	122.9	147.5	270.4
2018	119.0	126.9	245.9
2019	114.0	84.5	198.5
2020	93.3	72.4	165.7
Thereafter	239.5	247.2	486.7
	$832.8	$836.2	$1,669.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows maturities of debt obligations of the RRPF affiliates as of December 31, 2015 (in millions):

2016	$187.6
2017	279.6
2018	134.3
2019	238.2
2020	470.7
Thereafter	1,076.7
Total debt principal (1)	$2,387.1
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

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity as of December 31 (in millions):

	2015	2014
Operating assets, net of accumulated depreciation (1)	$83.2	$88.1
Nonrecourse debt	6.9	15.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

We determined that we are not the primary beneficiary of our other variable interest entities, which are primarily investments in aircraft spare engine leasing affiliates that were financed through a variety of equity investments and third-party lending arrangements. We are not the primary beneficiary of these variable interest entities because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. Rather, that power was shared by the affiliate partners based on the terms of the relevant joint venture agreements, which require approval of all partners for significant decisions regarding the variable interest entity.

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities as of December 31 (in millions):

	2015		2014
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$161.2	$161.2	$143.9	$143.9
Other investment	0.2	0.2	0.4	0.4
Total	$161.4	$161.4	$144.3	$144.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2015	2014
Balance	$7.4	$72.1
Weighted average interest rate	1.22%	0.56%

Recourse and Nonrecourse Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2015	2014
Recourse Fixed Rate Debt
Unsecured	03/03/06	03/01/16	5.80%	$200.0	$200.0
Unsecured	11/19/10	07/15/16	3.50%	250.0	250.0
Unsecured	09/20/11	07/15/16	3.50%	100.0	100.0
Unsecured	03/04/14	03/04/17	1.25%	300.0	300.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/19/13	07/30/18	2.38%	250.0	250.0
Unsecured (1)	12/27/10	10/31/18	3.84%	10.9	15.7
Unsecured (1)	11/29/10	11/30/18	3.70%	8.1	12.1
Unsecured	01/30/15	12/31/18	1.20%	54.3	—
Unsecured	11/19/13	03/15/19	2.50%	300.0	300.0
Unsecured	03/04/14	07/30/19	2.50%	250.0	250.0
Unsecured	10/31/14	03/30/20	2.60%	250.0	250.0
Unsecured	02/06/15	03/30/20	2.60%	100.0	—
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	02/06/15	03/30/25	3.25%	300.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	—
Unsecured	04/14/05	04/15/15	5.70%	—	100.0
Unsecured (2)	02/05/10	05/15/15	4.75%	—	250.0
Unsecured	12/22/05	12/22/15	5.75%	—	70.0
Total recourse fixed rate debt				$3,923.3	$3,647.8
Recourse Floating Rate Debt
Unsecured (1)	09/02/11	08/31/16	0.94%	$5.2	$8.0
Unsecured	12/21/12	12/21/17	1.64%	100.0	100.0
Unsecured	01/22/13	12/21/17	1.64%	10.0	10.0
Unsecured	08/28/14	08/28/24	1.71%	100.0	100.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Date of Issue	Final Maturity	Interest Rate	2015	2014
Unsecured	09/23/15	09/23/25	1.84%	60.0	—
Unsecured (3)	12/15/10	10/31/15	1.43%	—	24.8
Unsecured (2)(3)	12/06/11	08/31/16	1.44%	—	15.3
Unsecured (2)(3)	03/29/06	09/30/16	2.02%	—	18.9
Unsecured (2)(3)	06/29/07	09/30/16	2.03%	—	8.5
Unsecured (2)(3)	12/18/07	10/31/16	1.98%	—	12.7
Unsecured (2)(3)	08/31/12	12/31/19	2.33%	—	60.5
Unsecured (2)(3)	06/27/13	12/31/20	1.73%	—	121.0
Unsecured (2)(3)	10/30/13	12/31/20	1.78%	—	30.2
Unsecured (2)(3)	05/05/14	12/31/20	1.85%	—	30.2
Total recourse floating rate debt				$275.2	$540.1
Nonrecourse Fixed Rate Debt
Secured (1)	09/30/97	09/20/16	6.69%	$6.9	$15.9
Total nonrecourse fixed rate debt				$6.9	$15.9
Total debt principal				$4,205.4	$4,203.8
Unamortized debt discount and debt issuance costs				(28.5)	(26.2)
Debt adjustment for fair value hedges				1.5	0.6
Total Debt				$4,178.4	$4,178.2
__________
(1) Amount shown includes scheduled principal payments prior to the final maturity.
(2) Debt repaid prior to the final maturity.
(3) For floating rate debt repaid during 2015, the interest rate reflected is as of the final payment date.

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2015 (in millions):

2016	$564.8
2017	412.7
2018	517.9
2019	550.0
2020	350.0
Thereafter	1,810.0
Total debt principal	$4,205.4

At December 31, 2015, $83.2 million of our operating assets were pledged as collateral for certain of our debt obligations.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Lines and Facilities

In 2013, we entered into a new $575 million 5-year unsecured revolving credit facility in the US. In 2015, we exercised an option to extend the maturity date of our revolving credit facility by one year, to April 2020. At December 31, 2015, the full $575 million was available under the facility.

Annual commitment fees for GATX's credit facilities were $1.0 million for 2015, $1.0 million for 2014, and $1.3 million for 2013.

Restrictive Covenants

Our $575 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.9 for the period ended December 31, 2015, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2015, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

As of December 31, 2015, the indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur to $1,320.4 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2015, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries ( "GATX Rail Europe" or "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2015, the maximum amount that GRE could transfer to us without violating its covenants was $121.5 million, therefore implying the loan covenants restrict $374.4 million of subsidiary net assets. At December 31, 2015, GRE was in compliance with all covenants and conditions of these loan agreements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.8	—	0.8	—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (1)	1.2	—	1.2	—
Foreign exchange rate derivatives (1)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.4	—	2.4	—

Assets	Total December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (2)	9.7	—	9.7	—
Available-for-sale equity securities	4.4	4.4	—	—
Liabilities
Interest rate derivatives (1)	5.9	—	5.9	—
Foreign exchange rate derivatives (2)	1.6	—	1.6	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. See "Note 11. Asset Impairments" for further information about our impairment losses. The fair value of assets held at December 31 that were subject to non-recurring Level 3 fair value measurements was $34.0 million and $2.5 million for 2015 and 2014. These amounts are consistent with the fair value of the assets at the time of impairment.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2015 that mature from 2017 to 2020 and eight instruments outstanding with an aggregate notional amount of $600.0 million as of December 31, 2014.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had ten instruments outstanding with an aggregate notional amount of $442.9 million as of December 31, 2015 that mature from 2016 to 2022 and seven instruments outstanding with an aggregate notional amount of $281.5 million as of December 31, 2014. Within the next 12 months, we expect to reclassify $5.8 million ($3.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2015 was $1.4 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Loss (Gain) Recognized	2015	2014	2013
Fair value hedges (1)	Interest expense	$(0.8)	$4.7	$4.9
Cash flow hedges	Other comprehensive loss (effective portion)	5.3	5.1	(0.7)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	5.6	4.9	5.1
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.3	3.2	1.5
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(6.9)	(2.1)	—
Non-designated (3)	Other (income) expense	(6.1)	(11.4)	(0.6)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
For 2015 and 2014, includes $6.1 million and $2.1 million of gains on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments, also recognized in Other (income) expense.

(3)
For 2015 and 2014, includes $5.1 million, and $10.4 million of gains on foreign currency derivatives which substantially offset losses from foreign currency remeasurement adjustments on the AAE loan, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2015	2015	2014	2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.2	$1.5	$2.4
Loans	8.8	8.7	97.3	97.4
Liabilities
Recourse fixed rate debt	$3,915.0	$3,882.6	$3,639.9	$3,775.0
Recourse floating rate debt	275.2	264.6	540.0	540.0
Nonrecourse debt	6.9	7.1	15.9	16.6

NOTE 11. Asset Impairments

We recorded impairment losses of $33.9 million, $1.3 million, and $5.9 million for certain of our operating assets in 2015, 2014 and 2013. In addition, an impairment loss of $19.0 million was recorded in 2015 for one of our affiliate investments.

During 2015, GATX management made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), certain inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, the Nordic Vessels and the inland marine vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to sell. Furthermore, the Cardinal Marine joint venture was evaluated to assess whether an other-than-temporary decline in the value of the investment had occurred. Based on our analysis, an aggregate impairment loss of $49.8 million was recognized. These impairments were driven by our decision to exit these investments and resulted primarily from the associated change in our expected use and holding periods for these assets. The impairment losses on the vessels of $30.8 million were included in net (loss) gains on asset dispositions, and the impairment loss on our Cardinal Marine investment of $19.0 million was included in the share of affiliates' earnings in the consolidated statement of comprehensive income. As of December 31, 2015, we have completed the sales of certain of our marine investments, as well as our 50% interest in the Cardinal Marine joint venture.

In addition to the impairments of marine assets noted above, we also recorded impairment losses of $3.1 million for railcars and other operating assets designated for sale or scrapping in 2015. In 2014 and 2013, impairment losses related to certain railcars and other long-lived assets designated for sale or scrapping. For each year, impairment losses were included in net (loss) gains on asset dispositions in the consolidated statement of comprehensive income. Total assets classified as held for sale at December 31, 2015 were $106.0 million, including $103.4 million of marine investments, all of which we expect to sell in 2016.

NOTE 12. Pension and Other Post-Retirement Benefits

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2015, we offered an early retirement program for certain eligible employees, effective in 2016. This program provided enhanced benefits to the employees that elected to participate and provided the option for employees to receive their benefits as a lump sum payment or as an annuity. Employees that elected to participate in this program will choose their payment option in 2016. Special termination benefits of $9.0 million resulting from this program were recognized as a one-time charge and recorded as an expense in 2015.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$502.7	$442.7	$40.8	$40.4
Service cost	7.4	5.9	0.2	0.1
Interest cost	19.6	20.7	1.3	1.6
Plan amendments	—	—	(2.5)	—
Actuarial (gain) loss	(22.6)	67.0	(3.6)	2.6
Benefits paid	(36.9)	(31.2)	(2.9)	(3.9)
Special termination benefits	7.3	—	1.7	—
Effect of foreign exchange rate changes	(2.5)	(2.4)	—	—
Benefit obligation at end of year	$475.0	$502.7	$35.0	$40.8
Change in Fair Value of Plan Assets
Plan assets at beginning of year	456.9	447.8	—	—
Actual return on plan assets	(4.6)	40.3	—	—
Effect of exchange rate changes	(2.2)	(2.4)	—	—
Company contributions	2.9	2.4	2.9	3.9
Benefits paid	(36.9)	(31.2)	(2.9)	(3.9)
Plan assets at end of year	$416.1	$456.9	$—	$—
Funded Status at end of year	$(58.9)	$(45.8)	$(35.0)	$(40.8)
Amount Recognized
Other Liabilities and Other Assets (net)	$(58.9)	$(45.8)	$(35.0)	$(40.8)
Accumulated other comprehensive loss:
Net actuarial loss	163.3	170.9	(0.2)	3.3
Prior service (credit) cost	(1.1)	(2.1)	(2.0)	0.4
Accumulated other comprehensive loss	162.2	168.8	(2.2)	3.7
Total recognized	$103.3	$123.0	$(37.2)	$(37.1)
After-tax amount recognized in accumulated other comprehensive loss	$101.3	$105.4	$(1.4)	$2.3

The aggregate accumulated benefit obligation for the defined benefit pension plans was $449.4 million at December 31, 2015 and $475.8 million at December 31, 2014.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2015	2014
Projected benefit obligations	$438.3	$502.7
Fair value of plan assets	378.6	456.9

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2015	2014
Accumulated benefit obligations	$412.6	$170.6
Fair value of plan assets	378.6	140.5

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2015 Pension Benefits	2014 Pension Benefits	2013 Pension Benefits	2015 Retiree Health and Life	2014 Retiree Health and Life	2013 Retiree Health and Life
Service cost	$7.4	$5.9	$6.7	$0.2	$0.1	$0.2
Interest cost	19.6	20.7	18.4	1.3	1.6	1.6
Expected return on plan assets	(25.8)	(28.4)	(27.5)	—	—	—
Special termination benefits	7.3	—	—	1.7	—	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.1)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	14.8	11.3	14.9	(0.2)	(0.1)	—
Net periodic cost	$22.3	$8.5	$11.5	$2.9	$1.5	$1.7

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2016 from amounts recorded in accumulated comprehensive loss (gain) as of December 31, 2015 (in millions):

	2016
	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss (gain)	$10.4	$(0.1)
Unrecognized prior service credit	(1.0)	(0.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2015	2014
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	4.46%	4.05%
Discount rate — hourly funded plan	4.51%	4.10%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.05%	4.80%
Discount rate — hourly funded plan	4.10%	4.90%
Expected return on plan assets — salaried funded plan	6.50%	7.60%
Expected return on plan assets — hourly funded plan	6.35%	6.90%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	3.00%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	3.60%	3.20%
Rate of pension-in-payment increases	3.00%	2.90%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	3.20%	4.40%
Expected return on plan assets	4.80%	5.40%
Rate of pension-in-payment increases	2.90%	3.40%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health	3.96%	3.65%
Discount rate - hourly health	4.11%	3.85%
Discount rate - salaried life insurance	4.40%	4.00%
Discount rate - hourly life insurance	4.04%	3.70%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	3.65%	4.20%
Discount rate - hourly health	3.85%	4.60%
Discount rate - salaried life insurance	4.00%	4.75%
Discount rate - hourly life insurance	3.70%	4.40%
Rate of compensation increases	N/A	N/A

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

	2015	2014
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims - pre age 65	7.00%	7.50%
Medical claims - post age 65	6.00%	7.50%
Prescription drugs claims - pre age 65	10.00%	7.00%
Prescription drugs claims - post age 65	10.50%	7.00%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	5.00%
Prescription drugs claims	4.50%	5.00%
Year that rate reaches the ultimate trend rate
Medical claims	2024	2023
Prescription drugs claims	2024	2023

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has a significant effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2015 and the post-retirement benefit obligation as of December 31, 2015 (in millions) :

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on post-retirement benefit obligation	1.5	(1.3)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2015 and 2014, and current target asset allocation for 2016, by asset category:

		Plan Assets at December 31
	Target	2015	2014
Asset Category
Equity securities	52.0%	50.2%	51.7%
Debt securities	44.0%	44.4%	43.9%
Real estate	4.0%	5.4%	4.3%
Cash	—%	—%	0.1%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2015 and 2014, and current target asset allocation for 2016, by asset category:

		Plan Assets at December 31
	Target	2015	2014
Asset Category
Equity securities	36.8%	36.8%	37.7%
Debt securities	63.2%	63.2%	62.3%
	100.0%	100.0%	100.0%

The following tables set forth the fair value of our pension plan assets as of December 31 (in millions):

	Total December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$1.6	$1.6	$—	$—
Common stock				—
US equities	11.4	11.4	—	—
International equities	1.2	1.2	—	—
Common stock collective funds	190.4	—	190.4	—
Fixed income collective trust funds	160.4	—	160.4	—
Real estate collective trust funds	20.2	—	20.2	—
Loan fund	30.9	—	30.9	—
Total	$416.1	$14.2	$401.9	$—

	Total December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$0.9	$0.9	$—	$—
Common stock				—
US equities	13.3	13.3	—	—
International equities	1.6	1.6	—	—
Common stock collective funds	215.2	—	215.2	—
Fixed income collective trust funds	177.8	—	177.8	—
Real estate collective trust funds	17.9	—	17.9	—
Loan fund	30.2	—	30.2	—
Total	$456.9	$15.8	$441.1	$—

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the valuation techniques and inputs used as of December 31, 2015 and 2014:

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

Loan fund
The loan fund is a limited liability company (LLC) and is valued using the NAV. The NAV is based on the fair value of the underlying assets owned by the LLC, less its liabilities, multiplied times the ownership interest of the LLC. As of December 31, 2015, the GATX Master Trust held investments in one LLC. Generally, capital may be withdrawn as of the last day of the month upon written notice given on no later than 30 days prior to the withdrawal date. The investment manager may determine in its discretion to allow withdrawals on any such other date. The limited liability company fund seeks to achieve risk-adjusted total returns by buying and selling investments that are anticipated to have a primarily bank loan focus. Investments will be primarily in debt securities of midsize and large capitalizations. The Plan is allocated 100% of the interest that the GATX Corporation Master Trust holds in the LLC. There are no unfunded commitments.
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

In 2016, we expect to contribute approximately $6.4 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows benefit payments, which reflect expected future service, as appropriate, we expect the plan to pay (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2016	$42.9	$2.5	$3.9
2017	27.9	2.6	3.8
2018	28.1	2.6	3.3
2019	28.2	3.2	2.8
2020	28.6	3.5	2.6
Years 2021-2025	144.5	18.3	11.6
	$300.2	$32.7	$28.0

In addition to our defined benefit plans, we have two 401(k) retirement plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $1.9 million for 2015, $1.8 million for 2014, and $1.6 million for 2013.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.

The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2015	2014	2013
American Maritime Officers Pension Plan (1)	13-1969709-001	Endangered-Yellow	$1.4	$1.5	$1.4	January 15, 2017
Other multiemployer post-retirement plans			6.8	7.0	6.7
Total			$8.2	$8.5	$8.1
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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of stock appreciation rights, restricted stock units, performance shares and phantom stock awards. As of December 31, 2015, 3.5 million shares were authorized under the 2012 Plan and 1.8 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the service period of each award. Share-based compensation expense was $11.6 million for 2015, $14.0 million for 2014, and $13.1 million for 2013, and the related tax benefits were $4.4 million for 2015, $5.3 million for 2014, and $4.9 million for 2013.

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

The following table shows the weighted average fair value for our stock appreciation rights and the assumptions we used to estimate fair value:

	2015	2014	2013
Weighted average estimated fair value	$18.16	$18.12	$18.89
Quarterly dividend rate	$0.38	$0.33	$0.30
Expected term of stock appreciation rights, in years	4.7	4.4	4.7
Risk-free interest rate	1.2%	1.3%	0.7%
Dividend yield	2.6%	2.3%	2.6%
Expected stock price volatility	29.2%	30.3%	42.4%
Present value of dividends	$6.90	$5.76	$5.60

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2015:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,490	$39.65
Granted	342	56.91
Exercised	(231)	25.96
Forfeited/Cancelled	(26)	53.29
Expired	(1)	50.02
Outstanding at end of the year	1,574	45.18
Vested and exercisable at end of the year	976	38.68

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2015, 2014, and 2013, and the weighted average remaining contractual term and aggregate intrinsic value of stock appreciation rights outstanding and vested as of December 31, 2015:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercised in 2013		$6.9
Exercised in 2014		11.8
Exercised in 2015		6.2

Outstanding at December 31, 2015 (a)	3.7	6.3
Vested and exercisable at December 31, 2015	2.7	6.3
__________________
(a) As of December 31, 2015, there are no remaining stock options outstanding.

As of December 31, 2013, all stock options were either exercised, forfeited, or expired. Therefore, no cash was received from employees for exercises of stock options during the year ended December 31, 2015 and December 31, 2014. The total cash we received from employees for exercises of stock options during the years ended December 31, 2013 was $1.2 million. As of December 31, 2015, we had $6.0 million of unrecognized compensation expense related to nonvested stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2015, there was $6.3 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 2.1 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2015:

	Number of Share Units Outstanding	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	177,210	$48.90
Granted	68,710	56.73
Vested	(63,748)	44.92
Forfeited	(10,232)	54.33
Nonvested at end of the year	171,940	53.18
Performance Shares:
Nonvested at beginning of the year	175,069	$48.95
Granted	61,740	55.54
Net (decrease) due to estimated performance	(22,578)	54.39
Vested	(92,991)	45.01
Nonvested at end of the year	121,240	54.32

The total fair value of restricted stock units and performance shares that vested during the year was $7.2 million in 2015, $6.6 million in 2014, and $7.5 million in 2013.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2015, we granted 23,431 units of phantom stock and there were 166,021 units outstanding as of December 31, 2015.

NOTE 14. Income Taxes

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have not recognized deferred US income taxes on the undistributed earnings of foreign subsidiaries and affiliates that we intend to permanently reinvest in foreign operations. The cumulative amount of such earnings was $847.7 million at December 31, 2015. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2015	2014
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,058.1	$963.8
Investments in affiliated companies	72.9	99.7
Lease accounting	7.3	10.5
Other	—	0.1
Total deferred tax liabilities	1,138.3	1,074.1
Deferred Tax Assets
Federal net operating loss	13.2	41.8
Alternative minimum tax credit	14.8	9.2
Foreign tax credit	5.8	3.6
Valuation allowance on foreign tax credit	(5.8)	(3.6)
State net operating loss	27.7	28.7
Valuation allowance on state net operating loss	(12.6)	(11.3)
Foreign net operating loss	3.6	5.8
Valuation allowance on foreign net operating loss	(0.3)	(0.2)
Accruals not currently deductible for tax purposes	22.2	18.7
Allowance for losses	3.2	1.7
Pension and post-retirement benefits	35.8	32.6
Other	12.4	9.8
Total deferred tax assets	120.0	136.8
Net deferred tax liabilities	$1,018.3	$937.3

At December 31, 2015, we have a US federal tax net operating loss carryforward of $37.7 million that will start expiring in 2033. We also have an alternative minimum tax credit of $14.8 million that has an unlimited carryforward period.

At December 31, 2015, we have foreign tax credits of $5.8 million that are scheduled to expire beginning in 2016. We have recorded a $5.8 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them. We also have state net operating losses of $27.7 million, net of federal benefits that are scheduled to expire at various times beginning in 2016. We have recorded a $12.6 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we have foreign net operating losses, net of valuation allowances, of $3.3 million which have unlimited carryforward periods. Our use of future tax credits and net operating losses depends on a number of variables, including the amount of taxable income, foreign source income attributes, and state apportionment factors.

The following table shows a reconciliation of the beginning and ending amount of our gross liability for unrecognized tax benefits (in millions)

	2015	2014
Beginning balance	$5.6	$5.7
Reductions due to settlement of tax audit issues	—	(0.4)
Additions to tax positions for prior years	0.1	0.3
Ending balance	$5.7	$5.6

At December 31, 2015, our gross liability for unrecognized tax benefits was $5.7 million, of which $3.8 million, if recognized, would favorably impact income tax expense. During the year ended December 31, 2015, we added an additional $0.1 million gross state tax liability. During the year ended December 31, 2014, we settled a tax audit recognizing a tax benefit of $0.4 million. Additionally, in 2014,

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we added a gross state tax liability of $0.3 million (net tax expense impact of $0.2 million). We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the US jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2015, all audits or statute of limitations with respect to our federal tax returns for years prior to 2012 have been closed or expired. However, GATX and our subsidiaries are undergoing audits in various state jurisdictions.

The following table shows the components of income before income taxes, excluding affiliates, for the years ending December 31 (in millions):

	2015	2014	2013
Domestic	$174.7	$137.9	$66.0
Foreign	95.6	93.3	93.0
	$270.3	$231.2	$159.0

The following table shows income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 (in millions):

	2015	2014	2013
Current
Domestic:
Federal	$5.6	$0.7	$1.4
State and local	(0.2)	0.6	—
	5.4	1.3	1.4
Foreign	15.3	13.0	10.5
	20.7	14.3	11.9
Deferred
Domestic:
Federal	44.7	45.0	36.6
State and local	33.7	5.6	5.3
	78.4	50.6	41.9
Foreign	11.8	10.8	11.7
	90.2	61.4	53.6
Income taxes	$110.9	$75.7	$65.5

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2015	2014	2013
Income taxes at federal statutory rate	$94.6	$80.9	$55.6
Adjust for effect of:
GATX income taxes on sale of AAE	—	—	23.2
Foreign tax credits	—	—	(3.9)
Foreign earnings taxed at lower rates	(6.2)	(8.5)	(10.3)
Tax effect of foreign dividends	0.9	—	—
Corporate owned life insurance	(0.9)	(0.6)	(0.5)
State income taxes	7.6	4.1	1.5
State deferred tax rate change impact	14.1	—	—
Other	0.8	(0.2)	(0.1)
Income taxes	$110.9	$75.7	$65.5
Effective income tax rate	41.0%	32.7%	41.2%

In 2015, our effective tax rate was 41.0% compared to 32.7% in 2014 and 41.2% in 2013. The current year effective tax rate reflects incremental deferred state income taxes of $14.1 million associated with a change in our consolidated effective state tax rate. Specifically, the sale of our marine assets in our Portfolio Management segment will have a negative impact on our allocation factors that will increase our overall effective state income tax rates in future years. Additionally, the rate in 2015 reflects a higher contribution from domestic source income, which is taxed at a higher rate, as well as the impact of an increase in the statutory tax rate in Alberta, Canada. In 2013, we recognized US and state income taxes of $23.2 million on the sale of our investment in AAE. Additionally, we realized foreign tax credit carry forwards of $3.9 million.

The adjustment for foreign earnings in each year reflects the impact of lower tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred a tax benefit of $0.5 million in 2015, and income taxes of $18.3 million in 2014, and $16.5 million in 2013. The 2015 and 2013 amounts were favorably impacted by tax benefits of $7.7 million and $7.6 million respectively, as a result of income tax rate reductions enacted in the United Kingdom.

NOTE 15. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2015, we generated approximately 30% of our total revenues from customers in the petroleum industry, 18% from the chemical industry, 15% from the transportation industry, 9% from the mining, minerals and aggregates industry, and 7% from the food/agriculture industries. Our foreign identifiable revenues were primarily derived in Germany, Canada, Poland, Mexico, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for the years ended December 31, 2015, 2014, and 2013. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our reservable assets portfolio.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Labor Force

As of December 31, 2015, collective bargaining agreements covered approximately 42% of our employees, of which agreements covering 22% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and Employee Shop Committee of Riviere-des-Prairies. The unlicensed shipboard personnel on twelve of the ASC vessels in operation during 2015 are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers. Certain employees of GATX Rail Europe are represented by one union in Germany and three unions in Poland.

NOTE 16. Commercial Commitments

We have entered into various commercial commitments, such as guarantees and standby letters of credit, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments as of December 31 (in millions):

	2015	2014
Lease payment guarantees	$22.1	$28.5
Standby letters of credit and performance bonds	8.9	9.1
Total commercial commitments (1)	$31.0	$37.6
__________________

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $4.1 million at December 31, 2015 and $5.1 million at December 31, 2014. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 17. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the year for the portion of the year that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2015	2014	2013
Numerator:
Net income	$205.3	$205.0	$169.3

Denominator:
Weighted average shares outstanding - basic	43.1	45.0	46.4
Effect of dilutive securities:
Equity compensation plans	0.7	0.8	0.7
Weighted average shares outstanding - diluted	43.8	45.8	47.1
Basic earnings per share	$4.76	$4.55	$3.64
Diluted earnings per share	$4.69	$4.48	$3.59

NOTE 18. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $79.7 million as of December 31, 2015 and $86.1 million as of December 31, 2014. In the fourth quarter of 2015, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2015 and 2014, changes in the carrying amount of our goodwill resulted from changes in foreign currency exchange rates.

NOTE 19. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2015	2014
Beginning balance	$5.7	$5.2
Provision for losses	6.6	0.8
Charges to allowance	(1.9)	(0.3)
Recoveries and other, including foreign exchange adjustments	(0.1)	—
Ending balance	$10.3	$5.7

The allowance for losses is comprised of a general allowance for trade receivables and specific allowances for finance leases. As of December 31, 2015, the general allowance for trade receivables was $6.3 million, or 9.1% of rent and other receivables, compared to $4.5 million, or 5.2% of rent and other receivables, at December 31, 2014. At December 31, 2015, specific allowances for finance leases were $4.0 million compared to $1.2 million at December 2014. The specific allowance increase in 2015 was related to a loss reserve recorded in connection with one investment at Portfolio Management.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2015	2014
Inventory	$55.2	$52.0
Office furniture, fixtures and other equipment, net of accumulated depreciation	31.8	34.1
Derivatives	12.7	11.5
Deferred financing costs	3.4	4.0
Assets held for sale	106.0	7.0
Other investments	4.2	6.0
Prepaid items	14.3	12.4
Prepaid pension	0.7	—
Other	84.1	84.4
	$312.4	$211.4

Assets held for sale increased at December 31, 2015 as a result of management's decision to exit the majority of our marine investments within the Portfolio Management segment. For additional information, see "Note 11. Asset Impairments."

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2015	2014
Accrued operating lease expense	$19.3	$43.4
Accrued pension and other post-retirement benefits	94.6	86.6
Deferred gains on sale-leasebacks	44.8	49.0
Unrecognized tax benefits	3.8	3.6
Environmental accruals	13.2	13.8
Deferred income	7.7	5.6
Derivatives	3.7	7.5
Other	33.5	36.6
	$220.6	$246.1

Accrued operating lease expense decreased at December 31, 2015 as a result of the purchase of railcars previously on operating leases during the year.

NOTE 21. Shareholders’ Equity

In 2015, we purchased 2.4 million shares of common stock for $125.4 million, which completed our $250 million repurchase program authorized in 2014. In 2014, we purchased 1.9 million shares of common stock for $124.6 million. In 2013, we purchased 1.4 million shares of common stock for $68.6 million, which completed our $200 million repurchase authorization approved in 2008. Subsequent to December 31, 2015, our board of directors authorized a new $300 million stock repurchase program. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2015, 66.8 million shares were issued and 42.0 million shares were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following shares of common stock were reserved as of December 31, 2015 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.3
GATX Corporation 2012 Incentive Award Plan	3.5
5.8

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. As of December 31, 2015 and December 31, 2014, we have no outstanding shares of preferred stock. In 2013, we either converted or redeemed all 15,567 outstanding shares of our $2.50 cumulative convertible preferred stock.

NOTE 22. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2012	$31.4	$(0.4)	$(44.5)	$(131.1)	$(144.6)
Change in component	25.8	1.4	22.3	71.0	120.5
Reclassification adjustments into earnings	—	—	6.6	13.8	20.4
Income tax effect	—	(0.6)	(6.5)	(31.9)	(39.0)
Balance at December 31, 2013	57.2	0.4	(22.1)	(78.2)	(42.7)
Change in component	(79.1)	(0.2)	0.3	(57.3)	(136.3)
Reclassification adjustments into earnings	—	—	6.0	10.1	16.1
Income tax effect	—	0.1	(3.3)	17.7	14.5
Balance at December 31, 2014	(21.9)	0.3	(19.1)	(107.7)	(148.4)
Change in component	(55.8)	(1.0)	1.6	(0.9)	(56.1)
Reclassification adjustments into earnings	—	—	(1.0)	13.5	12.5
Income tax effect	—	0.4	(2.4)	(4.8)	(6.8)
Balance at December 31, 2015	$(77.7)	$(0.3)	$(20.9)	$(99.9)	$(198.8)
________
See "Note 10. Fair Value Disclosure" and "Note 12. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 23. Foreign Operations

For the years ended December 31, 2015, 2014, and 2013, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2015 and 2014, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2015	2014	2013
Revenues
Foreign	$329.4	$346.2	$332.1
United States	1,120.5	1,104.8	988.9
	$1,449.9	$1,451.0	$1,321.0
Identifiable Assets
Foreign	$1,992.3	$2,133.3	$2,199.2
United States	4,901.9	4,786.6	4,336.3
	$6,894.2	$6,919.9	$6,535.5

NOTE 24. Legal Proceedings and Other Contingencies

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

On December 14, 2012, the Public Prosecutors of Lucca ("Public Prosecutors") formally charged GATX Rail Austria and two of its subsidiaries (collectively, "GRA"), as well as ten maintenance and supervisory employees (the "Employees"), with various negligence-based crimes related to the accident, all of which are punishable under Italian law by incarceration, damages, and fines. Similar charges were brought against four Italian Railway companies and eighteen of their employees, among others. The Public Prosecutors assert that the axle on a tank car broke, causing the derailment and resulting in a tank rupture and release of LPG, after the car hit an obstacle placed on the side of the track by the Italian Railway. The Public Prosecutors further allege that a crack in the axle was detectable at the time of final inspection but was overlooked by the Employees at the Jungenthal Waggon GmbH workshop (a subsidiary of GATX Rail Austria). The trial in the Court of Lucca (the “Lucca Trial”) commenced on November 13, 2013.

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 80 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial. The Public Prosecutors and civil claimants have finished presenting their cases in the Lucca Trial. GRA, the Italian Railway, and the other defendants in the Lucca Trial began presenting the defense of their cases on September 16, 2015, which presentations are currently underway.

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), settled civil claims but refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers that had provided coverage for such expenses. As of December 31, 2015, GRA had incurred approximately $12.2 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which was heard in November 2015. GRA received a partial arbitration award in its favor and anticipates reimbursement

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of a portion its defense costs in relation to the Lucca Trial. GRA is currently negotiating issues of reimbursement for outstanding defense costs with the insurers in the current coverage layer, which also includes a 25% share held by Liberty.

While GRA believes that it and its Employees acted diligently and properly, we cannot predict the outcome of the negotiations with our insurers, the Lucca Trial, or what other legal proceedings or claims, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the possible amount or range of loss that may ultimately be incurred in connection with this accident.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims, and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability or, in the case of ASC, the Jones Act, which provides limited remedies to certain maritime employees. As of January 31, 2016, there were 79 asbestos-related cases pending against GATX and its subsidiaries. Of the total number of pending cases, 63 are Jones Act claims, most of which were filed against ASC before the year 2000. During 2015, 5 new cases were filed, and 26 cases were dismissed without payment or otherwise settled for an immaterial amount. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

Litigation Accruals

We have recorded accruals totaling $1.9 million at December 31, 2015 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the US and certain other countries, the owner of a leased railcar may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. While our standard master railcar lease agreement requires the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 18 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2015, we have recorded accruals of $13.2 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

NOTE 25. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We also invest in joint ventures that complement our existing business activities. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

Rail North America is comprised of our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is comprised of our wholly owned European operations ("GATX Rail Europe" or "GRE") and a wholly owned railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements.

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

We allocate debt balances and related interest expense to each segment based upon a predetermined fixed recourse leverage level expressed as a ratio of recourse debt (including off-balance sheet debt) to equity. The leverage levels are 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2015, 2014, and 2013 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2015 Profitability
Revenues
Lease revenue	$930.9	$172.9	$4.1	$22.2	$—	$1,130.1
Marine operating revenue	—	—	166.1	68.9	—	235.0
Other revenue	75.9	7.5	—	1.4	—	84.8
Total Revenues	1,006.8	180.4	170.2	92.5	—	1,449.9
Expenses
Maintenance expense	264.2	39.6	22.3	—	—	326.1
Marine operating expense	—	—	107.2	48.7	—	155.9
Depreciation expense	215.1	43.7	14.3	17.4	—	290.5
Operating lease expense	82.2	—	5.2	—	(0.2)	87.2
Other operating expense	26.2	5.1	—	7.1	—	38.4
Total Expenses	587.7	88.4	149.0	73.2	(0.2)	898.1
Other Income (Expense)
Net gain (loss) on asset dispositions	67.2	6.8	(0.1)	5.3	—	79.2
Interest expense, net	(102.1)	(22.4)	(5.3)	(20.0)	(5.3)	(155.1)
Other expense	(5.2)	(6.0)	(0.7)	—	(1.3)	(13.2)
Share of affiliates' earnings (pretax) (1)	0.5	(0.3)	—	45.2	—	45.4
Segment profit (loss)	$379.5	$70.1	$15.1	$49.8	$(6.4)	508.1
Selling, general and administrative expense						192.4
Income taxes (including $0.5 tax benefits related to affiliates' earnings)						110.4
Net income						$205.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	66.6	—	—	23.7	—	$90.3
Residual sharing income	0.8	—	—	12.6	—	13.4
Non-remarketing disposition gains (2)	2.3	7.2	(0.1)	—	—	9.4
Asset impairment	(2.5)	(0.4)	—	(31.0)	—	(33.9)
	$67.2	$6.8	$(0.1)	$5.3	$—	$79.2

Capital Expenditures
Portfolio investments and capital additions	$524.5	$148.0	$20.3	$18.4	$3.5	$714.7

Selected Balance Sheet Data
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2
__________
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2014 Profitability
Revenues
Lease revenue	$864.1	$188.6	$4.2	$29.7	$—	$1,086.6
Marine operating revenue	—	—	223.0	63.3	—	286.3
Other revenue	63.4	10.3	—	4.4	—	78.1
Total Revenues	927.5	198.9	227.2	97.4	—	1,451.0
Expenses
Maintenance expense	265.5	45.9	25.6	—	—	337.0
Marine operating expense	—	—	149.2	48.6	—	197.8
Depreciation expense	190.0	47.1	13.6	22.8	—	273.5
Operating lease expense	103.7	—	5.2	—	(0.2)	108.7
Other operating expense	21.9	5.1	—	1.9	—	28.9
Total Expenses	581.1	98.1	193.6	73.3	(0.2)	945.9
Other Income (Expense)
Net gain (loss) on asset dispositions	72.3	6.0	(0.5)	9.4	—	87.2
Interest expense, net	(98.4)	(24.7)	(5.6)	(24.3)	(5.4)	(158.4)
Other expense	(7.2)	(3.1)	(0.2)	(1.2)	(1.8)	(13.5)
Share of affiliates' earnings (pretax)	7.9	(0.3)	—	60.2	—	67.8
Segment profit (loss)	$321.0	$78.7	$27.3	$68.2	$(7.0)	488.2
Selling, general and administrative expense						189.2
Income taxes (including $18.3 related to affiliates' earnings)						94.0
Net income						$205.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$57.4	$0.6	$—	$5.1	$—	$63.1
Residual sharing income	5.2	—	—	4.2	—	9.4
Non-remarketing disposition gains (1)	10.4	5.7	(0.1)	—	—	16.0
Asset impairment	(0.7)	(0.3)	(0.4)	0.1	—	(1.3)
	$72.3	$6.0	$(0.5)	$9.4	$—	$87.2

Capital Expenditures
Portfolio investments and capital additions	$810.6	$163.6	$18.4	$32.3	$5.6	$1,030.5

Selected Balance Sheet Data
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.2	$1,228.8	$286.7	$813.3	$232.9	$6,919.9
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2013 Profitability
Revenues
Lease revenue	$758.9	$180.2	$4.2	$31.9	$—	$975.2
Marine operating revenue	—	—	223.5	51.6	—	275.1
Other revenue	58.2	8.8	—	3.7	—	70.7
Total Revenues	817.1	189.0	227.7	87.2	—	1,321.0
Expenses
Maintenance expense	228.2	42.9	22.9	—	—	294.0
Marine operating expense	—	—	151.3	38.5	—	189.8
Depreciation expense	176.7	43.2	12.1	23.0	—	255.0
Operating lease expense	124.4	—	5.2	—	(0.2)	129.4
Other operating expense	18.4	5.3	—	2.4	—	26.1
Total Expenses	547.7	91.4	191.5	63.9	(0.2)	894.3
Other Income (Expense)
Net gain (loss) on asset dispositions	67.7	3.7	(1.3)	15.5	—	85.6
Interest expense, net	(106.0)	(23.9)	(6.2)	(26.7)	(3.8)	(166.6)
Other expense (income)	(9.8)	(1.1)	0.2	1.4	0.9	(8.4)
Share of affiliates' earnings (pretax)	10.3	21.1	—	60.9	—	92.3
Segment profit (loss)	$231.6	$97.4	$28.9	$74.4	$(2.7)	429.6
Selling, general and administrative expense						178.3
Income taxes (including $16.5 related to affiliates' earnings)						82.0
Net income						$169.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$51.1	$0.3	$—	$8.6	$—	$60.0
Residual sharing income	3.4	—	—	7.4	—	10.8
Non-remarketing disposition gains (1)	14.5	6.2	—	—	—	20.7
Asset impairment	(1.3)	(2.8)	(1.3)	(0.5)	—	(5.9)
	$67.7	$3.7	$(1.3)	$15.5	$—	$85.6

Capital Expenditures
Portfolio investments and capital additions	$502.4	$168.5	$11.2	$170.5	$7.0	$859.6

Selected Balance Sheet Data
Investments in affiliated companies	$31.4	$2.0	$—	$320.9	$—	$354.3
Identifiable assets	$3,710.3	$1,296.2	$271.0	$856.9	$401.1	$6,535.5
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 26. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total
	In millions, except per share data
2015
Total revenues	$319.7	$365.3	$386.2	$378.7	$1,449.9
Net income	$62.2	$45.4	$39.5	$58.2	$205.3
Per Share Data (1)
Basic	$1.41	$1.04	$0.92	$1.38	$4.76
Diluted	$1.39	$1.03	$0.91	$1.37	$4.69
2014
Total revenues	$286.6	$365.8	$397.2	$401.4	$1,451.0
Net income	$42.1	$53.1	$51.3	$58.5	$205.0
Per Share Data (1)
Basic	$0.92	$1.17	$1.16	$1.32	$4.55
Diluted	$0.90	$1.15	$1.14	$1.30	$4.48
___________________

(1)
Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(2)
In the third quarter of 2015, net income included $31.1 million of net impairment losses and $4.5 million of net disposition gains, both related to the decision to exit the majority of the marine investments within the Portfolio Management segment.

(3)
In the fourth quarter of 2015, net income included $9.0 million of net disposition gains related to the decision to exit the majority of the marine investments within the Portfolio Management segment. In addition, we recorded $14.1 million of expense attributable to an increase in our effective state income tax rate, $7.7 million of benefit resulting from a reduction in the statutory income tax rate in the UK, and $5.6 million of net expenses associated with an early retirement program offered to certain employees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of our internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Such evaluation included reviewing the documentation of our internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016, expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2016

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Nominees for Election to the Board of Directors", "Director Criteria and Nomination Process", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Identification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 11, 2016, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 11, 2016, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 11, 2016, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 11, 2016, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy", “Audit Fees”, “Audit Related Fees”, “Tax Fees”, and “All Other Fees” in our definitive Proxy Statement to be filed on or about March 11, 2016, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I Condensed Financial Information of Registrant	115

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
February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 24, 2016

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 24, 2016

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 24, 2016

Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Stephen R. Wilson	Director
Paul G. Yovovich	Director

/s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 24, 2016

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31
	2015	2014
Assets
Cash and cash equivalents	$147.6	$162.3
Operating assets and facilities, net	3,373.6	3,397.0
Investments in affiliated companies	2,255.3	2,199.5
Other assets	709.4	396.0
Total Assets	$6,485.9	$6,154.8

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$72.0	$54.9
Debt	4,107.7	3,821.1
Other liabilities	1,026.0	964.8
Total Liabilities	5,205.7	4,840.8
Total Shareholders’ Equity	1,280.2	1,314.0
Total Liabilities and Shareholders’ Equity	$6,485.9	$6,154.8

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31
	2015	2014	2013
Revenues
Lease revenue	$718.3	$669.7	$543.0
Other revenue	66.7	60.2	51.3
Total Revenues	785.0	729.9	594.3
Expenses
Maintenance expense	233.6	227.6	176.5
Depreciation expense	164.8	147.7	131.1
Operating lease expense	61.7	83.0	89.5
Other operating expense	25.4	17.1	12.7
Selling, general and administrative expense	149.2	139.7	131.1
Total Expenses	634.7	615.1	540.9
Other Income (Expense)
Net gain on asset dispositions	48.0	67.9	68.6
Interest expense, net	(68.7)	(66.7)	(63.7)
Other income (expense)	—	2.5	(7.0)
Income before Income Taxes and Share of Affiliates' Earnings	129.6	118.5	51.3
Income Taxes	(62.4)	(41.7)	(10.7)
Share of Affiliates' Earnings, Net of Taxes	138.1	128.2	128.7
Net Income	$205.3	$205.0	$169.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(55.8)	(79.1)	25.8
Unrealized (loss) gain on securities	(0.6)	(0.1)	0.8
Unrealized (loss) gain on derivative instruments	(1.8)	3.0	22.4
Post-retirement benefit plans	7.8	(29.5)	52.9
Other comprehensive (loss) income	(50.4)	(105.7)	101.9
Comprehensive Income	$154.9	$99.3	$271.2

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2015	2014	2013
Operating Activities
Net cash provided by operating activities	$412.5	$219.5	$104.3
Investing Activities
Capital additions	(602.9)	(748.1)	(513.5)
Purchases of leased-in assets	(118.4)	(150.5)	(61.4)
Proceeds from sale-leasebacks	—	—	90.7
Portfolio proceeds and other	208.7	169.5	320.7
Net cash used in investing activities	(512.6)	(729.1)	(163.5)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(350.0)	(692.2)	(483.8)
Net increase (decrease) in debt with original maturities of 90 days or less	(69.0)	69.0	(185.0)
Proceeds from issuances of debt (original maturities longer than 90 days)	695.7	1,188.7	967.0
Stock repurchased	(125.4)	(124.6)	(68.6)
Dividends	(68.2)	(62.0)	(60.5)
Other	2.3	(1.6)	1.2
Net cash provided by financing activities	85.4	377.3	170.3
Net (decrease) increase in cash and cash equivalents during the year	(14.7)	(132.3)	111.1
Cash and Cash Equivalents at beginning of year	162.3	294.6	183.5
Cash and Cash Equivalents at end of year	$147.6	$162.3	$294.6

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
12	Statement regarding computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

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

ii.
Amendment No. 2 to the Credit Agreement, dated as of May 20, 2015, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Current Report on Form 10-Q dated June 30, 2015, file number 1-2328.

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

10.4
Amended and Restated GATX Corporation Directors’ Voluntary Deferred Fee Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.32 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.5
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 15, 2013, in connection with GATX’s 2013 Annual Meeting of Shareholders, file number 1-2328.*

10.6
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
10.7
Restricted Stock Unit Agreement for awards made to executive officers on February 25, 2011, under the 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1(a) to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, file number 1-2328.*

10.8
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Stock Appreciation Right (SSAR) Agreement between GATX Corporation and certain executive officers entered into as of March 10, 2006 is incorporated herein by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, file number 1-2328.*

10.9
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.10
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.11
Form of GATX Corporation Performance Share Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.12
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 11, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

10.13
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.14
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.15
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, William M. Muckian, Michael T. Brooks, and Curt F. Glenn is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.16
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.17
Form of Agreement for Employment following a Change of Control between GATX Corporation and Eric D. Harkness (dated as of February 1, 2015), Jeffrey D. Young (dated as of February 1, 2015), and Paul F. Titterton (dated as of January 1, 2014) is incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.18
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.19
Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

10.20
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.21
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.22
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