Form 10-Q
period 2016-03-31
GATX CORP
filed 2016-04-25
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒
As of March 31, 2016, 40.9 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2016

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
A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our other filings with the Securities and Exchange Commission ("SEC"). Specific risks and uncertainties include, but are not limited to, (1) inability to maintain our assets on lease at satisfactory rates, (2) weak economic conditions, financial market volatility, and other factors that may decrease demand for our assets and services, (3) decreased demand for portions of our railcar fleet due to adverse changes in commodity prices, including, but not limited to, sustained low crude oil prices, (4) events having an adverse impact on assets, customers, or regions where we have a large investment, (5) operational disruption and increased costs associated with increased railcar assignments following non-renewal of leases, compliance maintenance programs, and other maintenance initiatives, (6) financial and operational risks associated with long-term railcar purchase commitments, (7) reduced opportunities to generate asset remarketing income, (8) changes in railroad efficiency that could decrease demand for railcars, (9) operational and financial risks related to our affiliate investments, including the RRPF affiliates, (10) fluctuations in foreign exchange rates, (11) failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees, (12) the impact of new regulatory requirements for tank cars carrying crude, ethanol, and other flammable liquids, (13) deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs, (14) asset impairment charges we may be required to recognize, (15) competitive factors in our primary markets, (16) risks related to international operations and expansion into new geographic markets, (17) exposure to damages, fines, and civil and criminal penalties arising from a negative outcome in our pending or threatened litigation, (18) changes in, or failure to comply with, laws, rules, and regulations (19) inability to obtain cost-effective insurance, (20) environmental remediation costs, (21) inadequate allowances to cover credit losses in our portfolio, and (22) other risks discussed in our filings with the SEC, including our form 10-K for the year ended December 31, 2015, all of which are available on the SEC's website (www.sec.gov).
Investors should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise these forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31	December 31
	2016	2015
	(Unaudited)
Assets
Cash and Cash Equivalents	$216.2	$202.4
Restricted Cash	17.3	17.3
Receivables
Rent and other receivables	71.0	69.4
Loans	7.7	8.8
Finance leases	166.2	167.6
Less: allowance for losses	(10.3)	(10.3)
	234.6	235.5

Operating Assets and Facilities ($122.6 and $122.9 related to a consolidated VIE)	8,440.4	8,204.0
Less: allowance for depreciation ($40.8 and $39.7 related to a consolidated VIE)	(2,563.9)	(2,505.6)
	5,876.5	5,698.4
Investments in Affiliated Companies	356.3	348.5
Goodwill	82.4	79.7
Other Assets	278.7	312.4
Total Assets	$7,062.0	$6,894.2

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$144.3	$170.9
Debt
Commercial paper and borrowings under bank credit facilities	17.9	7.4
Recourse	4,304.3	4,171.5
Nonrecourse ($4.7 and $6.9 related to a consolidated VIE)	4.7	6.9
Capital lease obligations	16.9	18.4
	4,343.8	4,204.2
Deferred Income Taxes	1,049.2	1,018.3
Other Liabilities	219.4	220.6
Total Liabilities	5,756.7	5,614.0

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,886,672 and 66,776,290 Outstanding shares — 40,881,743 and 41,970,098	41.5	41.5
Additional paid in capital	676.8	677.4
Retained earnings	1,689.9	1,639.0
Accumulated other comprehensive loss	(173.9)	(198.8)
Treasury stock at cost (26,004,929 and 24,806,192 shares)	(929.0)	(878.9)
Total Shareholders’ Equity	1,305.3	1,280.2
Total Liabilities and Shareholders’ Equity	$7,062.0	$6,894.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2016	2015
Revenues
Lease revenue	$284.5	$278.3
Marine operating revenue	20.3	24.2
Other revenue	29.6	17.2
Total Revenues	334.4	319.7
Expenses
Maintenance expense	78.5	78.3
Marine operating expense	12.3	18.9
Depreciation expense	69.3	68.5
Operating lease expense	16.8	20.7
Other operating expense	8.8	7.3
Selling, general and administrative expense	38.8	45.7
Total Expenses	224.5	239.4
Other Income (Expense)
Net gain on asset dispositions	23.2	45.3
Interest expense, net	(37.2)	(40.9)
Other expense	(3.3)	(4.0)
Income before Income Taxes and Share of Affiliates’ Earnings	92.6	80.7
Income Taxes	(30.8)	(27.0)
Share of Affiliates’ Earnings, Net of Taxes	7.5	8.5
Net Income	$69.3	$62.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	25.9	(48.0)
Unrealized gain on securities	0.1	—
Unrealized loss on derivative instruments	(2.5)	(2.6)
Post-retirement benefit plans	1.4	2.1
Other comprehensive income (loss)	24.9	(48.5)
Comprehensive Income	$94.2	$13.7

Share Data
Basic earnings per share	$1.67	$1.41
Average number of common shares	41.4	44.1

Diluted earnings per share	$1.66	$1.39
Average number of common shares and common share equivalents	41.8	44.8

Dividends declared per common share	$0.40	$0.38

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2016	2015
Operating Activities
Net income	$69.3	$62.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	72.5	71.7
Change in accrued operating lease expense	(21.1)	(47.4)
Net gains on sales of assets	(21.4)	(43.7)
Deferred income taxes	25.8	24.0
Change in income taxes payable	(9.0)	(0.7)
Share of affiliates’ earnings, net of dividends	(7.4)	(8.5)
Other	(31.2)	(1.8)
Net cash provided by operating activities	77.5	55.8
Investing Activities
Portfolio investments and capital additions	(140.2)	(180.9)
Purchases of leased-in assets	(92.8)	(99.5)
Portfolio proceeds	98.4	176.8
Proceeds from sales of other assets	9.4	8.6
Net increase in restricted cash	—	(1.1)
Other	—	9.7
Net cash used in investing activities	(125.2)	(86.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	322.7	667.7
Repayments of debt (original maturities longer than 90 days)	(202.3)	(381.1)
Net increase (decrease) in debt with original maturities of 90 days or less	9.8	(69.1)
Stock repurchases	(50.0)	(25.3)
Dividends	(18.1)	(18.0)
Other	(1.6)	2.9
Net cash provided by financing activities	60.5	177.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(5.0)
Net increase in Cash and Cash Equivalents	13.8	141.5
Cash and Cash Equivalents, beginning of period	202.4	209.9
Cash and Cash Equivalents, end of period	$216.2	$351.4

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

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. In prior years, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. The Company's adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $4.5 million ($2.8 million after-tax) as compared to the previous method.

New Accounting Pronouncements Adopted

Consolidation

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which amends the analysis required to determine whether to consolidate certain types of legal entities such as limited partnerships, limited liability corporations, and certain securitization structures. The new guidance was effective for us beginning in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance was effective for us in the first quarter of 2016. Application of the new guidance did not impact our financial statements or related disclosures.

New Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We can adopt the new guidance using either the retrospective method or the cumulative effect transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures and when we will elect to adopt this standard.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted, using a modified retrospective transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures and when we will elect to adopt this standard.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the accounting and reporting requirements for certain equity securities and financial liabilities. The new guidance is effective for us beginning in the first quarter of 2018 with certain provisions eligible for early adoption. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

Equity Method and Joint Ventures

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We do not expect the new guidance to impact our financial statements or related disclosures.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and clarifies certain aspects of share-based payment accounting and presentation. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We are evaluating the effect that the new guidance will have on our financial statements and related disclosures.

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

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	March 31 2016	December 31 2015
Operating assets, net of accumulated depreciation (1)	$81.8	$83.2
Nonrecourse debt	4.7	6.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	March 31, 2016		December 31, 2015
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$167.2	$167.2	$161.2	$161.2
Other investment	0.2	0.2	0.2	0.2
Total	$167.4	$167.4	$161.4	$161.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	March 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$6.3	$—	$6.3	$—
Foreign exchange rate derivatives (1)	6.2	—	6.2	—
Foreign exchange rate derivatives (2)	0.3	—	0.3	—
Available-for-sale equity securities	3.5	3.5	—	—
Liabilities
Interest rate derivatives (1)	9.4	—	9.4	—
Foreign exchange rate derivatives (1)	12.5	—	12.5	—
Foreign exchange rate derivatives (2)	3.5	—	3.5	—

Assets	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.8	—	0.8	—
Available-for-sale equity securities	3.3	3.3	—	—

Liabilities
Interest rate derivatives (1)	1.2	—	1.2	—
Foreign exchange rate derivatives (1)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.4	—	2.4	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of March 31, 2016 and December 31, 2015 that mature from 2017 to 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had fifteen instruments outstanding with an aggregate notional amount of $592.9 million as of March 31, 2016 that mature from 2016 to 2022, and ten instruments outstanding with an aggregate notional amount of $442.9 million as of December 31, 2015. Within the next 12 months, we expect to reclassify $5.8 million ($3.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2016, was $21.9 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Loss (Gain) Recognized	2016	2015
Fair value hedges (1)	Interest expense	$(4.8)	$(2.3)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(23.2)	(8.4)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.3
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.3	0.1
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	17.0	(8.4)
Non-designated (3)	Other (income) expense	1.3	(4.2)
_________
(1) The fair value adjustments related to the underlying debt equally offset amounts recognized in interest expense.
(2) For 2016, includes $17.0 million of losses on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense. For 2015, includes $9.9 million of gain on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
(3) For 2015, includes $5.1 million of gains on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments on the outstanding AAE loan, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.4	$0.6	$1.2
Loans	7.7	7.7	8.8	8.7
Liabilities
Recourse fixed rate debt	$3,723.7	$3,702.7	$3,915.0	$3,882.6
Recourse floating rate debt	600.5	567.3	275.2	264.6
Nonrecourse debt	4.7	4.7	6.9	7.1

NOTE 5. Assets Held For Sale

During the third quarter of 2015, we made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. At that time, the Nordic Vessels and the inland marine vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. Subsequently, certain of these marine investments were sold during the fourth quarter of 2015.

In the first quarter of 2016, we sold additional marine investments, including three of the Nordic Vessels and other inland marine vessels. Proceeds from sales completed in the first quarter of 2016 were $37.6 million, resulting in a gain of $2.4 million. As of March 31, 2016 and December 31, 2015, GATX had $70.6 million and $106.0 million of assets classified as held for sale on the balance sheet, including $69.6 million and $103.4 million of marine assets held in the Portfolio Management segment.

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended March 31, 2016 and 2015 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$1.6	$1.7	$—	$—
Interest cost	3.9	4.9	0.3	0.4
Expected return on plan assets	(6.5)	(6.5)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.2)	(0.2)	(0.1)	—
Unrecognized net actuarial loss	2.6	3.5	—	—
Net expense	$1.4	$3.4	$0.2	$0.4
_________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The decrease in pension expense was primarily due to a prospective change in accounting estimate. See "Note 2. Basis of Presentation" for further details about this change in accounting estimate.

NOTE 7. Share-Based Compensation

During the first quarter of 2016, we granted 466,900 stock options, 77,400 restricted stock units, 95,100 performance shares, and 7,799 phantom stock units. For the three months ended March 31, 2016, total share-based compensation expense was $3.0 million and the related tax benefits were $1.1 million. For the three months ended March 31, 2015, total share-based compensation expense was $2.9 million and the related tax benefits were $1.1 million.
The estimated fair value of our 2016 stock option awards and related underlying assumptions are shown in the table below.

2016
Estimated fair value	$13.86
Quarterly dividend rate	$0.40
Expected term of stock appreciation rights, in years	4.7
Risk-free interest rate	1.4%
Dividend yield	4.1%
Expected stock price volatility	29.4%
Present value of dividends	$7.27

NOTE 8. Income Taxes

Our effective tax rate was 33% for each of the three months ended March 31, 2016 and March 31, 2015. The difference in the effective rates for each period, compared to the statutory rate of 35%, is primarily attributable to the mix of pretax income in each year among domestic and foreign jurisdictions which are taxed at different rates.

As of March 31, 2016, our gross liability for unrecognized tax benefits was $4.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.3 million ($2.8 million, net of federal tax). During the three months ended March 31, 2016, we reduced our unrecognized tax benefit by $1.4 million based on a final determination ruling for a disputed state tax filing position. None of this amount was recognized in net income. We do not anticipate the recognition of tax benefits that were previously unrecognized within the next 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9. Commercial Commitments

We have entered into various commercial commitments, such as guarantees, standby letters of credit, and performance bonds, related to certain transactions. These commercial commitments require us to fulfill specific obligations in the event of third-party demands. Similar to our balance sheet investments, these commitments expose us to credit, market, and equipment risk. Accordingly, we evaluate these commitments and other contingent obligations using techniques similar to those we use to evaluate funded transactions.

The following table shows our commercial commitments (in millions):

	March 31 2016	December 31 2015
Lease payment guarantees	$19.5	$22.1
Standby letters of credit and performance bonds	8.9	8.9
Total commercial commitments (1)	$28.4	$31.0
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $3.9 million at March 31, 2016 and $4.1 million at December 31, 2015. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

Lease payment guarantees are commitments to financial institutions to make lease payments for a third-party in the event they default. We reduce any liability that may result from these guarantees by the value of the underlying asset or group of assets.

We are also parties to standby letters of credit and performance bonds, which primarily relate to contractual obligations and general liability insurance coverages. No material claims have been made against these obligations, and no material losses are anticipated.

NOTE 10. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We appropriately weighted shares issued or reacquired during the period for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

In 2015, we completed our $250 million share repurchase authorization approved in 2014. On January 29, 2016, our board of directors authorized a new $300 million stock repurchase program. As of March 31, 2016, 1.2 million shares had been repurchased for $50.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2016	2015
Numerator:
Net income	$69.3	$62.2
Denominator:
Weighted average shares outstanding - basic	41.4	44.1
Effect of dilutive securities:
Equity compensation plans	0.4	0.7
Weighted average shares outstanding - diluted	41.8	44.8
Basic earnings per share	$1.67	$1.41
Diluted earnings per share	$1.66	$1.39

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2015	$(77.7)	$(0.3)	$(20.9)	$(99.9)	$(198.8)
Change in component	25.9	0.1	(23.2)	—	2.8
Reclassification adjustments into earnings	—	—	19.0	2.3	21.3
Income tax effect	—	—	1.7	(0.9)	0.8
Balance at March 31, 2016	$(51.8)	$(0.2)	$(23.4)	$(98.5)	$(173.9)
________
See "Note 4. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 12. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 24. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), settled civil claims but refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers that had provided coverage for such expenses. As of March 31, 2016, GRA had incurred approximately $14.7 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which was heard in November 2015. GRA received a partial arbitration award in its favor and anticipates reimbursement of a portion its defense costs in relation to the Lucca Trial. GRA is currently negotiating issues of reimbursement for outstanding defense costs with the insurers in the current coverage layer, which also includes a 25% share held by Liberty.

While GRA believes that it and its Employees acted diligently and properly, we cannot predict the outcome of the Lucca Trial, the negotiations with our insurers, or what other legal proceedings or claims, if any, may be initiated against GRA or its personnel, and, therefore, cannot reasonably estimate the possible amount or range of loss that may ultimately be incurred in connection with this accident.

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

Rail North America is composed of our wholly owned operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our wholly owned European operations ("GATX Rail Europe" or "GRE"), and a wholly owned railcar leasing business in India ("Rail India"), as well as one development stage affiliate in China. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides services according to customer requirements.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management generates leasing, marine operating, asset remarketing and management fee income through a collection of diversified wholly owned assets, joint venture investments, and managed assets.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to changes in the composition of our segments, we have modified segment leverage levels for 2016. The leverage levels for 2016 are 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC and 1:1 for Portfolio Management. The leverage levels for 2015 were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2016
Profitability
Revenues
Lease revenue	$236.6	$44.9	$1.0	$2.0	$—	$284.5
Marine operating revenue	—	—	4.1	16.2	—	20.3
Other revenue	27.8	1.6	—	0.2	—	29.6
Total Revenues	264.4	46.5	5.1	18.4	—	334.4
Expenses
Maintenance expense	65.8	12.5	0.2	—	—	78.5
Marine operating expense	—	—	2.9	9.4	—	12.3
Depreciation expense	56.5	11.1	—	1.7	—	69.3
Operating lease expense	16.8	—	—	—	—	16.8
Other operating expense	6.9	1.4	—	0.5	—	8.8
Total Expenses	146.0	25.0	3.1	11.6	—	185.7
Other Income (Expense)
Net gain on asset dispositions	18.6	0.7	—	3.9	—	23.2
Interest (expense) income, net	(27.2)	(7.3)	(1.1)	(2.2)	0.6	(37.2)
Other (expense) income	(1.3)	(2.2)	—	—	0.2	(3.3)
Share of affiliates' earnings (pretax)	0.2	(0.1)	—	10.1	—	10.2
Segment Profit	$108.7	$12.6	$0.9	$18.6	$0.8	141.6
Selling, general and administrative expense						38.8
Income taxes (including $2.7 related to affiliates' earnings)						33.5
Net Income						$69.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$17.6	$—	$—	$2.4	$—	$20.0
Residual sharing income	0.3	—	—	1.5	—	1.8
Non-remarketing disposition gains (1)	0.7	0.7	—	—	—	1.4
Asset impairment	—	—	—	—	—	—
	$18.6	$0.7	$—	$3.9	$—	$23.2
Capital Expenditures
Portfolio investments and capital additions	$112.9	$22.0	$4.7	$—	$0.6	$140.2

Selected Balance Sheet Data at March 31, 2016
Investments in affiliated companies	$10.9	$1.4	$—	$344.0	$—	$356.3
Identifiable assets	$4,756.5	$1,194.2	$278.6	$605.8	$226.9	$7,062.0
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2015
Profitability
Revenues
Lease revenue	$228.5	$42.1	$1.0	$6.7	$—	$278.3
Marine operating revenue	—	—	7.0	17.2	—	24.2
Other revenue	14.7	1.9	—	0.6	—	17.2
Total Revenues	243.2	44.0	8.0	24.5	—	319.7
Expenses
Maintenance expense	69.2	8.9	0.2	—	—	78.3
Marine operating expense	—	—	6.9	12.0	—	18.9
Depreciation expense	52.3	10.7	—	5.5	—	68.5
Operating lease expense	20.7	—	—	—	—	20.7
Other operating expense	5.5	0.9	—	0.9	—	7.3
Total Expenses	147.7	20.5	7.1	18.4	—	193.7
Other Income (Expense)
Net gain (loss) on asset dispositions	36.8	4.9	—	3.6	—	45.3
Interest expense, net	(24.5)	(6.5)	(1.3)	(5.2)	(3.4)	(40.9)
Other expense	(2.2)	—	—	—	(1.8)	(4.0)
Share of affiliates' earnings (pretax)	0.2	(0.1)	—	11.4	—	11.5
Segment Profit (Loss)	$105.8	$21.8	$(0.4)	$15.9	$(5.2)	137.9
Selling, general and administrative expense						45.7
Income taxes (including $3.0 related to affiliates' earnings)						30.0
Net Income						$62.2

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$35.9	$—	$—	$2.0	$—	$37.9
Residual sharing income	0.2	—	—	1.6	—	1.8
Non-remarketing disposition gains (1)	0.7	5.0	—	—	—	5.7
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$36.8	$4.9	$—	$3.6	$—	$45.3
Capital Expenditures
Portfolio investments and capital additions	$129.8	$41.4	$9.3	$—	$0.4	$180.9

Selected Balance Sheet Data at December 31, 2015
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2

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

The following discussion and analysis should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2015. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with GAAP and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three months ended March 31 (in millions, except per share data and percentages):

	Three Months Ended March 31
	2016	2015
Segment Revenues
Rail North America	$264.4	$243.2
Rail International	46.5	44.0
ASC	5.1	8.0
Portfolio Management	18.4	24.5
	$334.4	$319.7
Segment Profit
Rail North America	$108.7	$105.8
Rail International	12.6	21.8
ASC	0.9	(0.4)
Portfolio Management	18.6	15.9
	140.8	143.1
Less:
Selling, general and administrative expense	38.8	45.7
Unallocated interest expense, net	(0.6)	3.4
Other, including eliminations	(0.2)	1.8
Income taxes ($2.7 and $3.0 related to affiliates' earnings)	33.5	30.0
Net Income	$69.3	$62.2

Net income, excluding other items	$67.8	$62.2
Diluted earnings per share	$1.66	$1.39
Diluted earnings per share, excluding other items	$1.62	$1.39
Investment Volume	$140.2	$180.9

The following table shows our return on equity ("ROE") for the trailing twelve months ended March 31:

	2016	2015
ROE	16.4%	16.6%
ROE, excluding other items	18.6%	16.6%

Net income was $69.3 million, or $1.66 per diluted share, for the first quarter of 2016 compared to $62.2 million, or $1.39 per diluted share, in 2015. Results in the first quarter of 2016 included a gain of approximately $1.5 million, net of tax, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of the gain, net income increased $5.6 million compared to the prior year, driven by higher lease revenue, higher fees, and lower selling, general, and administrative expenses, partially offset by lower disposition gains.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to changes in the composition of our segments, we have modified segment leverage levels for 2016. The leverage levels for 2016 are 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC and 1:1 for Portfolio Management. The leverage levels for 2015 were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

Rail North America is facing an increasingly challenging market across many car types. The growing oversupply of many railcar types, excess new railcar manufacturing capacity, declining carloadings of certain commodities, and increases in railroad velocity have created pressure on lease rates, renewal success rate, and new car placements. However, the strategic steps Rail North America has taken in recent years in anticipation of this environment has GATX well positioned to manage through these conditions.

At March 31, 2016, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 105,400 cars. Fleet utilization, excluding boxcars, was 98.9% at the end of the first quarter of 2016 compared to 99.1% at the end of prior quarter and 99.3% at March 31, 2015. Fleet utilization for approximately 18,300 boxcars was 97.1% at the end of the first quarter of 2016, compared to 97.7% at the end of the prior quarter and 92.8% at March 31, 2015.

During the first quarter of 2016, the Lease Price Index on renewals (the “LPI”, see definition below) increased 6.4%, compared to an increase of 20.5% in the prior quarter and 43.2% in the first quarter of 2015. Lease terms on renewals for cars in the LPI averaged 34 months in the current quarter, compared to 43 months in the prior quarter and 59 months in the first quarter of 2015. Additionally, the renewal success rate was 67.5% in the current quarter, compared to 81.8% in the prior quarter and 84.8% in the first quarter of 2015. As current market lease rates decline, we will continue to experience pressure on the LPI. For the first quarter of 2016, an average of approximately 104,500 railcars, excluding boxcars, were on lease, compared to 105,300 in the prior quarter and 106,500 in the first quarter of 2015.

As of March 31, 2016, leases for approximately 10,300 railcars in our term lease fleet and approximately 3,800 boxcars are scheduled to expire over the remainder of 2016. These amounts exclude railcars on leases that were scheduled to expire later in 2016 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2016	2015
Revenues
Lease revenue	$236.6	$228.5
Other revenue	27.8	14.7
Total Revenues	264.4	243.2
Expenses
Maintenance expense	65.8	69.2
Depreciation expense	56.5	52.3
Operating lease expense	16.8	20.7
Other operating expense	6.9	5.5
Total Expenses	146.0	147.7
Other Income (Expense)
Net gain on asset dispositions	18.6	36.8
Interest expense, net	(27.2)	(24.5)
Other expense	(1.3)	(2.2)
Share of affiliates' earnings (pretax)	0.2	0.2
Segment Profit	$108.7	$105.8

Investment Volume	$112.9	$129.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2016	2015
Railcars (excluding boxcars)	$206.1	$198.4
Boxcars	20.8	21.1
Locomotives	9.7	9.0
	$236.6	$228.5

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	March 31 2015	June 30 2015	September 30 2015	December 31 2015	March 31 2016
Beginning balance	107,343	106,949	106,984	106,392	106,146
Cars added	1,013	823	620	1,306	811
Cars scrapped	(261)	(347)	(396)	(441)	(743)
Cars sold	(1,146)	(441)	(816)	(1,111)	(792)
Ending balance	106,949	106,984	106,392	106,146	105,422
Utilization rate at quarter end	99.3%	99.3%	99.2%	99.1%	98.9%
Average active railcars	106,541	106,211	105,896	105,294	104,505

The following table shows fleet statistics for Rail North America's boxcars:

	March 31 2015	June 30 2015	September 30 2015	December 31 2015	March 31 2016
Ending balance	18,912	18,651	18,567	18,429	18,338
Utilization	92.8%	97.3%	96.6%	97.7%	97.1%

Comparison of the First Three Months of 2016 to the First Three Months of 2015

Segment Profit

Segment profit was $108.7 million in the first quarter of 2016, compared to $105.8 million in the prior year. The increase was driven by higher lease revenue, higher fees, and lower maintenance expense, partially offset by lower asset disposition gains.

Revenues

Lease revenue increased $8.1 million in the first quarter of 2016, primarily due to higher lease rates and higher non-boxcar utilization revenue, partially offset by fewer cars on billing. Other revenue increased $13.1 million, primarily due to higher fees and repair revenue. This increase includes approximately $10.0 million for a penalty fee imposed by GATX for allowing a customer to return 200 crude oil cars prior to the contractual end of an existing lease. The majority of these cars were subsequently placed with other GATX customers. On occasion, customers may request relief from their lease commitments, particularly when underlying commodity markets turn down. However, our lease agreements do not include provisions for payment relief and any such arrangement would be dependent on achieving an optimal economic outcome for GATX.

Expenses

Maintenance expense decreased $3.4 million in the first quarter of 2016, largely due to lower costs for the base fleet, driven by lower volume and lower cost per car, as well as lower railroad repair costs from fewer boxcar repairs. Depreciation expense increased $4.2 million, largely due to new railcar investments. Operating lease expense decreased $3.9 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.4 million, primarily due to higher switching, storage, and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $18.2 million in the first quarter of 2016, as fewer railcars were sold in the current year. The timing of remarketing income is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $2.7 million, primarily due to a higher average debt balance. Other expense decreased $0.9 million, largely due to lower costs associated with the early buy-out of railcars on operating leases, which occurred in each year.

Investment Volume

During the first quarter of 2016, investment volume was $112.9 million compared to $129.8 million in the first quarter of 2015. We acquired 689 newly built railcars and purchased 20 railcars in the secondary market in the first quarter of 2016, compared to 796 newly built railcars and 143 railcars purchased in the secondary market in the first quarter of 2015.

North American Rail Regulatory Matters

On May 1, 2015, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued final rules that established new design standards for tank cars in flammable liquids service (the “PHMSA Rules”). The PHMSA Rules became effective on July 7, 2015, and all newly built tank cars for use in certain flammable liquids service were required to comply with the new design standards commencing on October 1, 2015. The PHMSA Rules also established standards for modifications to existing tank cars in certain flammable liquids service and deadlines for modifying or removing those cars from service. The US Congress subsequently adopted the Fixing America’s Surface Transportation Act (“FAST Act”), which changed certain requirements of the PHMSA Rules. Key changes included revisions to the design standards for modified cars, amendments to the modification deadlines, and expansion of the applicability of the new tank car design standards to all cars used in flammable liquids service. Under the FAST Act, the deadlines for modifying or removing existing tank cars from flammables service range from January 2018 to May 2029, depending on the type of car and the type of commodity carried. While several legal challenges to the PHMSA Rules are pending in the US Circuit Court for the District of Columbia, the tank car design standards and the deadlines for modifying or removing cars from service were enacted into law by the FAST Act, and therefore, are unlikely to be affected by the outcome of these legal challenges.

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

We have a fleet of approximately 124,000 railcars in North America, including approximately 13,500 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,100 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits.

RAIL INTERNATIONAL

Segment Summary

Rail International, particularly GATX Rail Europe ("GATX Rail Europe" or "GRE"), continues to achieve solid operating results, with utilization remaining above 95% and market lease rates relatively consistent with expiring rates. Railcar utilization for GRE was 95.1% at the end of the first quarter of 2016 compared to 95.8% at the end of the prior quarter and 95.9% at March 31, 2015.

GRE's results in the first quarter of 2016 were impacted by higher wheelset costs, primarily due to a refurbishment program to address anti-corrosion paint issues on certain existing wheelsets. GRE is addressing this issue with the wheelset supplier and pursuing warranty remedies.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2016	2015
Revenues
Lease revenue	$44.9	$42.1
Other revenue	1.6	1.9
Total Revenues	46.5	44.0
Expenses
Maintenance expense	12.5	8.9
Depreciation expense	11.1	10.7
Other operating expense	1.4	0.9
Total Expenses	25.0	20.5
Other Income (Expense)
Net gain on asset dispositions	0.7	4.9
Interest expense, net	(7.3)	(6.5)
Other expense	(2.2)	—
Share of affiliates' earnings (pretax)	(0.1)	(0.1)
Segment Profit	$12.6	$21.8

Investment Volume	$22.0	$41.4

The following table shows fleet activity for GRE railcars:

	March 31 2015	June 30 2015	September 30 2015	December 31 2015	March 31 2016
Beginning balance	22,451	22,497	22,483	22,745	22,923
Cars added	249	301	412	459	191
Cars scrapped or sold	(203)	(315)	(150)	(281)	(255)
Ending balance	22,497	22,483	22,745	22,923	22,859
Utilization rate at quarter end	95.9%	95.5%	95.7%	95.8%	95.1%
Average active railcars	21,479	21,427	21,630	21,861	21,854

\

Comparison of the First Three Months of 2016 to the First Three Months of 2015

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first three months of 2016, a weaker euro negatively impacted lease revenue by approximately $1.1 million and segment profit, excluding other income (expense), by approximately $0.6 million compared to the first three months of 2015.

Segment Profit

Segment profit was $12.6 million in the first quarter of 2016, compared to $21.8 million in the prior year. The decrease was primarily due to a gain on the sale of a workshop in the prior year, higher maintenance expense, and the unfavorable impact of changes in foreign exchange rates on non-functional currency items, partially offset by higher lease revenue.

Revenues

Lease revenue increased $2.8 million in the first quarter of 2016, primarily due to more cars on lease at higher rates in the current year, partially offset by the effects of a weaker euro, as noted above. Other revenue decreased $0.3 million, primarily due to the absence of interest income on a loan that was repaid in the first quarter of 2015.

Expenses

Maintenance expense increased $3.6 million in the first quarter of 2016, primarily due to higher costs of wheelset replacements, as discussed above, and the higher cost of railcar revisions. Depreciation expense increased $0.4 million, driven by the impact of new cars added to the fleet, partially offset by the effects of a weaker euro. Other operating expense increased $0.5 million, largely due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $4.2 million in the first quarter of 2016, primarily due to a gain on the sale of a workshop in the prior year. Net interest expense increased $0.8 million, largely due to a higher average debt balance, partially offset by lower average interest rates. Other expense increased $2.2 million largely due to the unfavorable impact of changes in foreign exchange rates on non-functional currency items. In addition, expenses associated with the Viareggio matter were incurred in both years.

Investment Volume

During the first quarter of 2016, investment volume was $22.0 million compared to $41.4 million in the first quarter of 2015. We acquired 191 railcars in the first quarter of 2016 compared to 485 railcars in the first quarter of 2015.

ASC

Segment Summary

Our fleet is largely inactive for the first three months of each year due to winter conditions on the Great Lakes. The first quarter freight volume is largely attributable to prior year commitments completed in January of each period. During the first quarter of 2016, we carried 0.6 million net tons of freight compared to 0.8 million net tons during the first quarter of 2015. Consistent with 2015, we expect that lower iron ore demand and shipments will continue throughout 2016, negatively impacting operating results.

The following table shows ASC’s segment results (in millions):

	Three Months Ended March 31
	2016	2015
Revenues
Lease revenue	$1.0	$1.0
Marine operating revenue	4.1	7.0
Total Revenues	5.1	8.0
Expenses
Maintenance expense	0.2	0.2
Marine operating expense	2.9	6.9
Total Expenses	3.1	7.1
Other Income (Expense)
Interest expense, net	(1.1)	(1.3)
Segment Profit (Loss)	$0.9	$(0.4)

Investment Volume	$4.7	$9.3
Total Net Tons Carried (000's)	625	784

Comparison of the First Three Months of 2016 to the First Three Months of 2015

Segment Profit

Segment profit was $0.9 million in the first quarter of 2016, compared to a loss of $0.4 million in the prior year. The current year was positively impacted by fewer weather-related delays, leading to reduced operating expenses, which was partially offset by lower volume.

Revenues

Marine operating revenue decreased $2.9 million in the first quarter of 2016, primarily due to lower volume. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $4.0 million in the first quarter of 2016, largely driven by more efficient operations resulting from less ice coverage on the Great Lakes in the current year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

In the third quarter of 2015, GATX management made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we sold certain of our marine investments during 2015, including our 50% interest in the Cardinal Marine joint venture. In the first quarter of 2016, we sold additional marine investments, including three of the Nordic Vessels and other inland marine vessels. Proceeds from sales completed in the first quarter of 2016 were $37.6 million, resulting in a gain of $2.4 million. We expect to sell the remaining targeted marine investments in 2016. Upon completion of these sales, Portfolio Management will continue to own other marine investments, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels").

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") reported solid results, which reflect continued strong demand for aircraft spare engines. The RRPF affiliates contributed $10.1 million to segment profit for the first quarter of 2016, compared to $11.6 million in 2015.

Portfolio Management's total asset base was $605.8 million at March 31, 2016, compared to $636.5 million at December 31, 2015, and $794.4 million at March 31, 2015. Assets held for sale were $69.6 million at March 31, 2016 and $103.4 million at December 31, 2015.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended March 31
	2016	2015
Revenues
Lease revenue	$2.0	$6.7
Marine operating revenue	16.2	17.2
Other revenue	0.2	0.6
Total Revenues	18.4	24.5
Expenses
Marine operating expense	9.4	12.0
Depreciation expense	1.7	5.5
Other operating expense	0.5	0.9
Total Expenses	11.6	18.4
Other Income (Expense)
Net gain on asset dispositions	3.9	3.6
Interest expense, net	(2.2)	(5.2)
Share of affiliates' earnings (pretax)	10.1	11.4
Segment Profit	$18.6	$15.9
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	March 31 2015	June 30 2015	September 30 2015	December 31 2015	March 31 2016
Net book value of owned assets	$450.2	$442.8	$387.4	$301.4	$261.8
Affiliate investments	344.2	353.7	350.3	335.1	344.0
Net book value of managed assets	107.8	88.1	70.4	114.5	123.3
Comparison of the First Three Months of 2016 to the First Three Months of 2015

Comparisons of reported results for the current year and prior year are impacted by the sale of marine investments.

Segment Profit

Segment profit was $18.6 million for the first quarter of 2016, compared to $15.9 million for the prior year. The current year included a gain of approximately $2.4 million associated with the sale of certain marine investments. Excluding this gain, results within the Portfolio Management segment were consistent with prior year.

Revenues

Lease revenue decreased $4.7 million in the first quarter of 2016, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $1.0 million, largely due to absence of revenue from the sold marine investments, partially offset by higher revenue from the Norgas Vessels. Other revenue decreased $0.4 million primarily due to lower investment fund distributions in the current year.

Expenses

Marine operating expense decreased $2.6 million in the first quarter of 2016, primarily due to the impact from the vessels that were sold. Depreciation expense decreased $3.8 million, driven by the sale of assets in 2015 and 2016.

Other Income (Expense)

Net gain on asset dispositions increased $0.3 million in the first quarter of 2016. The current year included a pre-tax gain of $2.4 million associated with the sale of certain marine investments. Excluding this gain, net gain on asset dispositions decreased $2.1 million due to lower sales activity and lower residual sharing gains on managed portfolio sales in the current year. Net interest expense decreased $3.0 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings decreased $1.3 million in the first quarter of 2016 primarily due to lower operating income, partially offset by higher gains on engine sales at the RRPF affiliates in the current year.

OTHER
Other comprises selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2016	2015
Selling, general and administrative expense	$38.8	$45.7
Unallocated interest (income) expense, net	(0.6)	3.4
Other expense (income) (including eliminations)	(0.2)	1.8

SG&A, Unallocated Interest and Other

SG&A was $6.9 million lower for the first three months of 2016 compared to the prior year, primarily due to lower compensation and pension expense. The decrease in compensation expense was driven by fewer employees, resulting from the closure of the San Francisco office in the prior year and the impact of an early retirement program taking effect in the current year.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations. Other expense and eliminations decreased $2.0 million due to higher costs incurred in the prior year related to the prepayment of debt.

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

The timing of asset dispositions and changes in working capital impacts cash flows from operations and portfolio proceeds. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2016, we had an unrestricted cash balance of $216.2 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2016	2015
Principal sources of cash
Net cash provided by operating activities	$77.5	$55.8
Portfolio proceeds	98.4	176.8
Other asset sales	9.4	8.6
Proceeds from issuance of debt, commercial paper, and credit facilities	332.5	667.7
	$517.8	$908.9
Principal uses of cash
Portfolio investments and capital additions	$(140.2)	$(180.9)
Repayments of debt, commercial paper, and credit facilities	(202.3)	(450.2)
Purchases of leased-in assets	(92.8)	(99.5)
Payments on capital lease obligations	(1.6)	(1.3)
Stock repurchases	(50.0)	(25.3)
Cash dividends	(18.1)	(18.0)
	$(505.0)	$(775.2)

Net cash provided by operating activities of $77.5 million increased $21.7 million compared to 2015. The increase was driven by higher lease revenue and fee income, and lower operating lease payments, partially offset by higher income tax payments, as well as the net impact of changes in the balances of certain working capital items.
Portfolio proceeds for the first three months of 2016 of $98.4 million decreased by $78.4 million compared to 2015, primarily due to proceeds received in the prior year from the repayment of a loan. In January 2015, AAE Cargo AG repaid its outstanding loan in the amount of €67.5 million ($76.4 million).
Proceeds from the issuance of debt for the first three months of 2016 were $332.5 million (net of hedges and debt issuance costs). In 2016, a $200 million 5-year unsecured financing was completed. Additionally, $125 million was drawn on a new $250 million railcar facility. Debt repayments of $202.3 million for the first three months of 2016 were $247.9 million lower than prior year. Each year included scheduled maturities. In addition, the prior year included early retirement of higher cost debt and a $129.0 million repayment in Europe.
Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. As of March 31, 2016, 1.2 million shares had been acquired for $50.0 million.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the three months ended March 31, 2016:

	North America (1)	Europe (2)
Balance as of March 31 (in millions)	$—	$17.9
Weighted average interest rate	—%	0.6%
Euro/Dollar exchange rate	n/a	1.14

Average daily amount outstanding during the quarter (in millions)	$0.4	$14.0
Weighted average interest rate	0.7%	0.7%
Average Euro/Dollar exchange rate	n/a	1.10

Maximum daily amount outstanding (in millions)	$20.0	$20.0
Euro/Dollar exchange rate	n/a	1.12
_________
(1) Short-term borrowings in North America are comprised of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
As of March 31, 2016, we had a $575 million 5-year unsecured credit facility in the US that matures on April 30, 2020. As of March 31, 2016, the full $575 million was available under the facility.
Restrictive Covenants
Our $575 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Certain of our other financings have the same financial covenants as the facility.
The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.
The loan agreements for our European rail subsidiaries ("GATX Rail Europe" or "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us.
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2016, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of March 31, 2016, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at March 31, 2016, (in millions):

	Payments Due by Period
	Total	2016 (1)	2017	2018	2019	2020	Thereafter
Recourse debt	$4,327.2	$358.3	$412.8	$521.1	$550.0	$350.0	$2,135.0
Nonrecourse debt	4.7	4.7	—	—	—	—	—
Commercial paper and credit facilities	17.9	17.9	—	—	—	—	—
Capital lease obligations	18.5	2.5	2.8	1.6	11.6	—	—
Operating leases — recourse	605.3	38.1	89.9	81.4	79.7	72.7	243.5
Portfolio investments (2)	1,561.0	400.2	378.9	319.6	341.0	121.3	—
	$6,534.6	$821.7	$884.4	$923.7	$982.3	$544.0	$2,378.5
_________
(1) For remainder of the year.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types and related costs of railcars to be purchased under its agreements. The amount shown for 2017 includes $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC, a subsidiary of Trinity Industries, Inc., to take effect in 2016. Under terms of the agreement, we will purchase up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. Except to the extent the parties otherwise agree, railcar pricing will be on an agreed upon or cost-plus basis subject to certain specified adjustments and surcharges throughout the term of the agreement. In addition, in January, 2017, either party may initiate a review of the cost-plus basis pricing if it is not reflective of then-current market prices. If the parties cannot agree on revised cost-plus pricing (or otherwise agree that no changes are necessary), either party may, at its election, deliver to the other party a notice of its intent to terminate, and in such case, the agreement will automatically terminate 30 days thereafter, unless the non-terminating party agrees to a specified revised margin as set forth in the agreement.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the three months ended March 31, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for a summary of our policies.

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

•	Net income, excluding other items — Net income, excluding certain items that we believe are not necessarily related to our ongoing business activities.

•
Off-balance sheet assets — Assets, primarily railcars, that are financed with operating leases and therefore not recorded on the balance sheet. We estimate the off-balance-sheet asset amount by calculating the present value of committed future operating lease payments using the interest rate implicit in each lease.

•	On-balance sheet assets — Total assets reported on the balance sheet.

•	Return on equity — Net income divided by average shareholders’ equity.

•	Return on equity, excluding other items — Net income, excluding certain items, divided by average shareholders’ equity.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We disclose total on- and off-balance sheet assets because a portion of our North America railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and the assets are not recorded on the balance sheet. Additionally, ASC utilizes a tug and barge unit and a vessel that are accounted for as operating leases and the assets are not recorded on the balance sheet. We believe this information provides investors with a better representation of the assets deployed in our businesses.

The following table shows total on- and off-balance sheet assets (in millions):

	March 31 2015	June 30 2015	September 30 2015	December 31 2015	March 31 2016
Consolidated on-balance sheet assets	$7,034.4	$6,839.5	$6,884.9	$6,894.2	$7,062.0
Off-balance sheet assets:
Rail North America	566.1	557.2	530.9	488.7	447.3
ASC	10.5	9.3	8.0	6.8	7.1
Total On- and Off-Balance Sheet Assets	$7,611.0	$7,406.0	$7,423.8	$7,389.7	$7,516.4
Shareholders’ Equity	$1,282.5	$1,285.4	$1,269.0	$1,280.2	$1,305.3

Net Income Measures

We exclude the effects of certain tax adjustments and other items when we present return on equity, net income, and diluted earnings per share. We exclude these items to provide a more meaningful comparison of financial performance between years and to provide transparency in our operating results. The following tables show our net income and diluted earnings per share excluding tax adjustments and other items (in millions, except per share data):

Impact of Other Items on Net Income:

	Three Months Ended March 31
	2016	2015
Net income	$69.3	$62.2
Adjustments attributable to consolidated income:
Gain on wholly owned Portfolio Management marine investments, net of tax (1)	(1.5)	—
Net income, excluding other items	$67.8	$62.2

Impact of Other Items on Diluted Earnings per Share:

	Three Months Ended March 31
	2016	2015
Diluted earnings per share	$1.66	$1.39
Adjustments attributable to consolidated income:
Gain on wholly owned Portfolio Management marine investments, net of tax (1)	(0.04)	—
Diluted earnings per share, excluding other items	$1.62	$1.39

The following table shows our net income excluding other items for the trailing twelve months ended March 31 (in millions):

	2016	2015
Net income	$212.4	$225.1
Adjustments attributable to consolidated income:
Net loss on wholly owned Portfolio Management marine investments, net of tax (1)	4.2	—
Early retirement program, net of tax (2)	5.6	—
Income tax rate changes (3)	14.1	—
Adjustments attributable to affiliates' earnings:
Impairment loss on Portfolio Management affiliate (1)	11.9	—
Income tax rate changes (4)	(7.7)	—
Net income, excluding other items	$240.5	$225.1
________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Expenses associated with an early retirement program offered to certain eligible employees.

(3)	Deferred income tax adjustment attributable to an increase of our effective state income tax rate in 2015.

(4)	Deferred income tax adjustment due to an enacted statutory rate decrease in the United Kingdom in 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Since December 31, 2015, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 12. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2015, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. The following is a summary of stock repurchases completed by month for the quarter ended March 31, 2016. As of March 31, 2016, $250.0 million remains available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2016 - February 29, 2016	1,198,737	$41.71	49,999,975	$250.0 million
Total	1,198,737	$41.71	49,999,975
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

Date: April 25, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Consolidated Financial Statements.