Form 10-Q
period 2016-06-30
GATX CORP
filed 2016-07-29
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒
As of June 30, 2016, 40.4 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30	December 31
	2016	2015
	(Unaudited)
Assets
Cash and Cash Equivalents	$177.6	$202.4
Restricted Cash	11.9	17.3
Receivables
Rent and other receivables	105.5	69.4
Loans	7.2	8.8
Finance leases	161.4	167.6
Less: allowance for losses	(14.2)	(10.3)
	259.9	235.5

Operating Assets and Facilities ($122.6 and $122.9 related to a consolidated VIE)	8,508.5	8,204.0
Less: allowance for depreciation ($42.0 and $39.7 related to a consolidated VIE)	(2,580.3)	(2,505.6)
	5,928.2	5,698.4
Investments in Affiliated Companies	361.1	348.5
Goodwill	81.0	79.7
Other Assets	270.9	312.4
Total Assets	$7,090.6	$6,894.2

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$152.2	$170.9
Debt
Commercial paper and borrowings under bank credit facilities	28.5	7.4
Recourse	4,298.8	4,171.5
Nonrecourse ($2.3 and $6.9 related to a consolidated VIE)	2.3	6.9
Capital lease obligations	16.6	18.4
	4,346.2	4,204.2
Deferred Income Taxes	1,067.9	1,018.3
Other Liabilities	215.8	220.6
Total Liabilities	5,782.1	5,614.0

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,888,338 and 66,776,290 Outstanding shares — 40,440,120 and 41,970,098	41.5	41.5
Additional paid in capital	679.2	677.4
Retained earnings	1,734.7	1,639.0
Accumulated other comprehensive loss	(197.9)	(198.8)
Treasury stock at cost (26,448,218 and 24,806,192 shares)	(949.0)	(878.9)
Total Shareholders’ Equity	1,308.5	1,280.2
Total Liabilities and Shareholders’ Equity	$7,090.6	$6,894.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Lease revenue	$281.2	$280.6	$565.7	$558.9
Marine operating revenue	57.3	66.0	77.6	90.2
Other revenue	20.4	18.7	50.0	35.9
Total Revenues	358.9	365.3	693.3	685.0
Expenses
Maintenance expense	86.5	80.2	165.0	158.5
Marine operating expense	37.4	47.3	49.7	66.2
Depreciation expense	75.8	74.4	145.1	142.9
Operating lease expense	18.5	22.4	35.3	43.1
Other operating expense	14.8	7.8	23.6	15.1
Selling, general and administrative expense	40.9	44.6	79.7	90.3
Total Expenses	273.9	276.7	498.4	516.1
Other Income (Expense)
Net gain on asset dispositions	36.9	8.7	60.1	54.0
Interest expense, net	(36.5)	(38.5)	(73.7)	(79.4)
Other expense	(3.9)	(1.6)	(7.2)	(5.6)
Income before Income Taxes and Share of Affiliates’ Earnings	81.5	57.2	174.1	137.9
Income Taxes	(26.7)	(20.8)	(57.5)	(47.8)
Share of Affiliates’ Earnings, Net of Taxes	6.4	9.0	13.9	17.5
Net Income	$61.2	$45.4	$130.5	$107.6
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(20.7)	11.5	5.2	(36.5)
Unrealized gain (loss) on securities	0.2	(0.1)	0.3	(0.1)
Unrealized (loss) gain on derivative instruments	(4.8)	0.1	(7.3)	(2.5)
Post-retirement benefit plans	1.3	2.1	2.7	4.2
Other comprehensive (loss) income	(24.0)	13.6	0.9	(34.9)
Comprehensive Income	$37.2	$59.0	$131.4	$72.7

Share Data
Basic earnings per share	$1.51	$1.04	$3.18	$2.46
Average number of common shares	40.6	43.5	41.1	43.8

Diluted earnings per share	$1.49	$1.03	$3.15	$2.42
Average number of common shares and common share equivalents	41.1	44.2	41.5	44.5

Dividends declared per common share	$0.40	$0.38	$0.80	$0.76

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2016	2015
Operating Activities
Net income	$130.5	$107.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	151.4	149.1
Change in accrued operating lease expense	(8.0)	(33.2)
Net gains on sales of assets	(28.4)	(50.7)
Deferred income taxes	48.3	40.0
Change in income taxes payable	(9.0)	0.7
Share of affiliates’ earnings, net of dividends	(13.8)	(17.3)
Other	(32.1)	(4.7)
Net cash provided by operating activities	238.9	191.5
Investing Activities
Portfolio investments and capital additions	(322.2)	(356.2)
Purchases of leased-in assets	(103.2)	(99.5)
Portfolio proceeds	123.8	211.5
Proceeds from sales of other assets	14.2	12.9
Net decrease in restricted cash	5.4	1.2
Other	—	9.7
Net cash used in investing activities	(282.0)	(220.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	460.3	689.0
Repayments of debt (original maturities longer than 90 days)	(356.0)	(645.2)
Net increase (decrease) in debt with original maturities of 90 days or less	21.0	(68.1)
Stock repurchases	(70.0)	(64.1)
Dividends	(34.7)	(35.2)
Other	(1.9)	5.1
Net cash provided by (used in) financing activities	18.7	(118.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	(3.9)
Net decrease in Cash and Cash Equivalents	(24.8)	(151.3)
Cash and Cash Equivalents, beginning of period	202.4	209.9
Cash and Cash Equivalents, end of period	$177.6	$58.6

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

Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. In prior years, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. Our adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $4.5 million ($2.8 million after-tax) as compared to the previous method.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies how entities will measure credit losses. The new guidance is effective for us in the first quarter of 2020 with early adoption permitted. We are evaluating the effect that the new guidance will have on our financial statements and related disclosures.

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

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	June 30 2016	December 31 2015
Operating assets, net of accumulated depreciation (1)	$80.6	$83.2
Nonrecourse debt	2.3	6.9
_________

(1)	All operating assets are pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	June 30, 2016		December 31, 2015
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$168.8	$168.8	$161.2	$161.2
Other investment	0.2	0.2	0.2	0.2
Total	$169.0	$169.0	$161.4	$161.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	June 30 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$7.4	$—	$7.4	$—
Foreign exchange rate derivatives (1)	8.8	—	8.8	—
Foreign exchange rate derivatives (2)	0.6	—	0.6	—
Available-for-sale equity securities	3.9	3.9	—	—
Liabilities
Interest rate derivatives (1)	10.7	—	10.7	—
Foreign exchange rate derivatives (1)	3.9	—	3.9	—

Assets	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.8	—	0.8	—
Available-for-sale equity securities	3.3	3.3	—	—

Liabilities
Interest rate derivatives (1)	1.2	—	1.2	—
Foreign exchange rate derivatives (1)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.4	—	2.4	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of June 30, 2016 and December 31, 2015 that mature from 2017 to 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had twenty-six instruments outstanding with an aggregate notional amount of $625.1 million as of June 30, 2016 that mature from 2016 to 2022, and ten instruments outstanding with an aggregate notional amount of $442.9 million as of December 31, 2015. Within the next 12 months, we expect to reclassify $5.9 million ($3.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2016, was $14.6 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	Location of Loss (Gain) Recognized	2016	2015	2016	2015
Fair value hedges (1)	Interest expense	$(1.1)	$1.4	$(5.9)	$(0.9)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(0.8)	10.9	(24.0)	2.5
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.4	3.4	2.7
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	0.1	0.4	0.2
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(6.7)	12.6	10.3	4.2
Non-designated (3)	Other (income) expense	(3.6)	(1.6)	(2.3)	(5.8)
_________
(1) The fair value adjustments related to the underlying debt equally offset amounts recognized in interest expense.
(2) For 2016, includes $10.2 million of gains for the three months and $6.8 million of losses for the six months ended June 30, 2016 on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense. For 2015, includes $12.6 million and $2.7 million of losses for the three and six months ended June 30, 2015 on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
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

The following table shows the carrying amounts and fair values of our other financial instruments as of (in millions):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.5	$0.6	$1.2
Loans	7.2	7.2	8.8	8.7
Liabilities
Recourse fixed rate debt	$3,721.9	$3,944.6	$3,915.0	$3,882.6
Recourse floating rate debt	600.3	581.4	275.2	264.6
Nonrecourse debt	2.3	2.3	6.9	7.1

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

In the first six months of 2016, we sold additional marine investments, including three of the Nordic Vessels and other inland marine vessels. Proceeds from sales completed in the first six months of 2016 were $46.5 million, resulting in a gain of $4.5 million. In addition, we recorded additional impairment losses of $1.8 million for certain of the remaining Portfolio Management marine assets held for sale. We based the fair values of these assets on our estimate of the expected sales proceeds. As of June 30, 2016 and December 31, 2015, we had $65.0 million and $106.0 million of assets classified as held for sale on the balance sheet, including $63.8 million and $103.4 million of marine assets held in the Portfolio Management segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended June 30, 2016 and 2015 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$1.4	$2.0	$0.1	$0.1
Interest cost	4.0	5.0	0.2	0.3
Expected return on plan assets	(6.5)	(6.4)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.3)	(0.3)	—	(0.1)
Unrecognized net actuarial loss (gain)	2.5	3.9	(0.2)	—
Net expense	$1.1	$4.2	$0.1	$0.3

The following table shows components of our pension and other post-retirement benefits expense for the six months ended June 30, 2016 and 2015 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$3.0	$3.7	$0.1	$0.1
Interest cost	7.9	9.9	0.5	0.7
Expected return on plan assets	(13.0)	(12.9)	—	—
Amortization of (1):
Unrecognized prior service credit	(0.5)	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	5.1	7.4	(0.2)	—
Net expense	$2.5	$7.6	$0.3	$0.7
________
(1) Amounts reclassified from accumulated other comprehensive loss.

The decrease in pension expense was primarily due to a prospective change in accounting estimate. See "Note 2. Basis of Presentation" for further details about this change in accounting estimate.

NOTE 7. Share-Based Compensation

During the six months ended June 30, 2016, we granted 466,900 stock options, 77,400 restricted stock units, 95,100 performance shares, and 14,701 phantom stock units. For the three and six months ended June 30, 2016, total share-based compensation expense was $2.9 million and $5.9 million and the related tax benefits were $1.1 million and $2.2 million. For the three and six months ended June 30, 2015, total share-based compensation expense was $3.2 million and $6.1 million and the related tax benefits were $1.2 million and $2.3 million.

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

NOTE 8. Income Taxes

Our effective tax rate was 33% for the six months ended June 30, 2016, compared to 35% for the six months ended June 30, 2015. The difference in the effective rates for the current year compared to prior year is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates.

As of June 30, 2016, our gross liability for unrecognized tax benefits was $4.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.3 million ($2.8 million, net of federal tax). During the six months ended June 30, 2016, we reduced our unrecognized tax benefit by $1.4 million based on a final determination ruling for a disputed state tax filing position. None of this amount was recognized in net income. We do not anticipate the recognition of tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	June 30 2016	December 31 2015
Lease payment guarantees	$18.1	$22.1
Standby letters of credit and performance bonds	8.9	8.9
Total commercial commitments (1)	$27.0	$31.0
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $3.5 million at June 30, 2016 and $4.1 million at December 31, 2015. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

On January 29, 2016, our board of directors authorized a $300 million stock repurchase program. As of June 30, 2016, 1.6 million shares had been repurchased for $70.0 million. In 2015, we completed our prior $250 million share repurchase authorization approved in 2014.

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator:
Net income	$61.2	$45.4	$130.5	$107.6
Denominator:
Weighted average shares outstanding - basic	40.6	43.5	41.1	43.8
Effect of dilutive securities:
Equity compensation plans	0.5	0.7	0.4	0.7
Weighted average shares outstanding - diluted	41.1	44.2	41.5	44.5
Basic earnings per share	$1.51	$1.04	$3.18	$2.46
Diluted earnings per share	$1.49	$1.03	$3.15	$2.42

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2015	$(77.7)	$(0.3)	$(20.9)	$(99.9)	$(198.8)
Change in component	25.9	0.1	(23.2)	—	2.8
Reclassification adjustments into earnings	—	—	19.0	2.3	21.3
Income tax effect	—	—	1.7	(0.9)	0.8
Balance at March 31, 2016	$(51.8)	$(0.2)	$(23.4)	$(98.5)	$(173.9)
Change in component	(20.7)	0.4	(2.0)	—	(22.3)
Reclassification adjustments into earnings	—	—	(4.9)	2.0	(2.9)
Income tax effect	—	(0.2)	2.1	(0.7)	1.2
Balance at June 30, 2016	$(72.5)	$—	$(28.2)	$(97.2)	$(197.9)
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

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 59 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. GRA expects that its insurers will cover any civil damages if awarded to the claimants in the Lucca trial, except for reputational damages claimed by certain labor associations and unions, which we believe will be an immaterial amount. In July 2016, all parties finished presenting their evidentiary cases in the Lucca Trial, and closing arguments are scheduled to begin on September 12, 2016. While we anticipate that the Lucca Trial will conclude in 2016, we expect that further appeals will be filed.

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), settled civil claims but refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers that had provided coverage for such expenses. As of June 30, 2016, GRA had incurred approximately $16.3 million in unreimbursed defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. Consequently, in October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which was heard in November 2015. GRA received a partial arbitration award in its favor and anticipates reimbursement of a portion its defense costs in relation to the Lucca Trial. GRA is currently negotiating issues of reimbursement for outstanding defense costs with the insurers in the current coverage layer, which also includes a 25% share held by Liberty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2016
Profitability
Revenues
Lease revenue	$233.4	$45.3	$1.1	$1.4	$—	$281.2
Marine operating revenue	—	—	46.4	10.9	—	57.3
Other revenue	18.4	1.6	—	0.4	—	20.4
Total Revenues	251.8	46.9	47.5	12.7	—	358.9
Expenses
Maintenance expense	67.6	12.9	6.0	—	—	86.5
Marine operating expense	—	—	29.6	7.8	—	37.4
Depreciation expense	58.1	11.5	4.4	1.8	—	75.8
Operating lease expense	16.6	—	2.0	—	(0.1)	18.5
Other operating expense	9.5	1.2	—	4.1	—	14.8
Total Expenses	151.8	25.6	42.0	13.7	(0.1)	233.0
Other Income (Expense)
Net gain on asset dispositions	4.7	0.3	—	31.9	—	36.9
Interest (expense) income, net	(26.9)	(7.3)	(1.1)	(2.1)	0.9	(36.5)
Other expense	(1.1)	(1.3)	(0.2)	—	(1.3)	(3.9)
Share of affiliates' earnings (pretax)	0.1	—	—	7.7	—	7.8
Segment Profit (Loss)	$76.8	$13.0	$4.2	$36.5	$(0.3)	130.2
Selling, general and administrative expense						40.9
Income taxes (including $1.4 related to affiliates' earnings)						28.1
Net Income						$61.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$3.0	$—	$—	$2.1	$—	$5.1
Residual sharing income	0.1	—	—	31.6	—	31.7
Non-remarketing disposition gains (1)	1.6	0.3	—	—	—	1.9
Asset impairment	—	—	—	(1.8)	—	(1.8)
	$4.7	$0.3	$—	$31.9	$—	$36.9
Capital Expenditures
Portfolio investments and capital additions	$145.4	$30.4	$4.4	$—	$1.8	$182.0

Selected Balance Sheet Data at June 30, 2016
Investments in affiliated companies	$10.9	$1.3	$—	$348.9	$—	$361.1
Identifiable assets	$4,820.6	$1,172.7	$296.3	$617.0	$184.0	$7,090.6
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2015
Profitability
Revenues
Lease revenue	$230.9	$42.4	$1.0	$6.3	$—	$280.6
Marine operating revenue	—	—	51.0	15.0	—	66.0
Other revenue	16.8	1.7	—	0.2	—	18.7
Total Revenues	247.7	44.1	52.0	21.5	—	365.3
Expenses
Maintenance expense	63.8	9.4	7.0	—	—	80.2
Marine operating expense	—	—	34.1	13.2	—	47.3
Depreciation expense	53.3	10.8	4.9	5.4	—	74.4
Operating lease expense	20.7	0.1	1.7	—	(0.1)	22.4
Other operating expense	5.8	1.5	—	0.5	—	7.8
Total Expenses	143.6	21.8	47.7	19.1	(0.1)	232.1
Other Income (Expense)
Net gain on asset dispositions	6.1	1.1	—	1.5	—	8.7
Interest expense, net	(24.6)	(3.0)	(1.3)	(5.6)	(4.0)	(38.5)
Other (expense) income	(0.8)	(1.2)	(0.1)	—	0.5	(1.6)
Share of affiliates' earnings (pretax)	0.1	(0.1)	—	12.0	—	12.0
Segment Profit (Loss)	$84.9	$19.1	$2.9	$10.3	$(3.4)	113.8
Selling, general and administrative expense						44.6
Income taxes (including $3.0 related to affiliates' earnings)						23.8
Net Income						$45.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$5.0	$—	$—	$0.1	$—	$5.1
Residual sharing income	0.2	—	—	1.4	—	1.6
Non-remarketing disposition gains (1)	0.9	1.1	—	—	—	2.0
Asset impairment	—	—	—	—	—	—
	$6.1	$1.1	$—	$1.5	$—	$8.7
Capital Expenditures
Portfolio investments and capital additions	$135.2	$27.8	$10.2	$0.3	$1.8	$175.3

Selected Balance Sheet Data at December 31, 2015
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2

_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2016
Profitability
Revenues
Lease revenue	$470.0	$90.2	$2.1	$3.4	$—	$565.7
Marine operating revenue	—	—	50.5	27.1	—	77.6
Other revenue	46.2	3.2	—	0.6	—	50.0
Total Revenues	516.2	93.4	52.6	31.1	—	693.3
Expenses
Maintenance expense	133.4	25.4	6.2	—	—	165.0
Marine operating expense	—	—	32.5	17.2	—	49.7
Depreciation expense	114.6	22.6	4.4	3.5	—	145.1
Operating lease expense	33.4	—	2.0	—	(0.1)	35.3
Other operating expense	16.4	2.6	—	4.6	—	23.6
Total Expenses	297.8	50.6	45.1	25.3	(0.1)	418.7
Other Income (Expense)
Net gain on asset dispositions	23.3	1.0	—	35.8	—	60.1
Interest (expense) income, net	(54.1)	(14.6)	(2.2)	(4.3)	1.5	(73.7)
Other expense	(2.4)	(3.5)	(0.2)	—	(1.1)	(7.2)
Share of affiliates' earnings (pretax)	0.3	(0.1)	—	17.8	—	18.0
Segment Profit	$185.5	$25.6	$5.1	$55.1	$0.5	271.8
Selling, general and administrative expense						79.7
Income taxes (including $4.1 related to affiliates' earnings)						61.6
Net Income						$130.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$20.6	$—	$—	$4.5	$—	$25.1
Residual sharing income	0.4	—	—	33.1	—	33.5
Non-remarketing disposition gains (1)	2.3	1.0	—	—	—	3.3
Asset impairment	—	—	—	(1.8)	—	(1.8)
	$23.3	$1.0	$—	$35.8	$—	$60.1
Capital Expenditures
Portfolio investments and capital additions	$258.3	$52.4	$9.1	$—	$2.4	$322.2
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2015
Profitability
Revenues
Lease revenue	$459.4	$84.5	$2.0	$13.0	$—	$558.9
Marine operating revenue	—	—	58.0	32.2	—	90.2
Other revenue	31.5	3.6	—	0.8	—	35.9
Total Revenues	490.9	88.1	60.0	46.0	—	685.0
Expenses
Maintenance expense	133.0	18.3	7.2	—	—	158.5
Marine operating expense	—	—	41.0	25.2	—	66.2
Depreciation expense	105.6	21.5	4.9	10.9	—	142.9
Operating lease expense	41.4	0.1	1.7	—	(0.1)	43.1
Other operating expense	11.3	2.4	—	1.4	—	15.1
Total Expenses	291.3	42.3	54.8	37.5	(0.1)	425.8
Other Income (Expense)
Net gain on asset dispositions	42.9	6.0	—	5.1	—	54.0
Interest expense, net	(49.1)	(9.5)	(2.6)	(10.8)	(7.4)	(79.4)
Other expense	(3.0)	(1.2)	(0.1)	—	(1.3)	(5.6)
Share of affiliates' earnings (pretax)	0.3	(0.2)	—	23.4	—	23.5
Segment Profit (Loss)	$190.7	$40.9	$2.5	$26.2	$(8.6)	251.7
Selling, general and administrative expense						90.3
Income taxes (including $6.0 related to affiliates' earnings)						53.8
Net Income						$107.6

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$40.9	$—	$—	$2.1	$—	$43.0
Residual sharing income	0.4	—	—	3.0	—	3.4
Non-remarketing disposition gains (1)	1.6	6.1	—	—	—	7.7
Asset impairment	—	(0.1)	—	—	—	(0.1)
	$42.9	$6.0	$—	$5.1	$—	$54.0
Capital Expenditures
Portfolio investments and capital additions	$265.0	$69.2	$19.5	$0.3	$2.2	$356.2

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and six months ended June 30 (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Segment Revenues
Rail North America	$251.8	$247.7	$516.2	$490.9
Rail International	46.9	44.1	93.4	88.1
ASC	47.5	52.0	52.6	60.0
Portfolio Management	12.7	21.5	31.1	46.0
	$358.9	$365.3	$693.3	$685.0
Segment Profit
Rail North America	$76.8	$84.9	$185.5	$190.7
Rail International	13.0	19.1	25.6	40.9
ASC	4.2	2.9	5.1	2.5
Portfolio Management	36.5	10.3	55.1	26.2
	130.5	117.2	271.3	260.3
Less:
Selling, general and administrative expense	40.9	44.6	79.7	90.3
Unallocated interest (income) expense, net	(0.9)	4.0	(1.5)	7.4
Other, including eliminations	1.2	(0.6)	1.0	1.2
Income taxes ($1.4 and $3.0 QTR and $ 4.1 and $6.0 YTD related to affiliates' earnings)	28.1	23.8	61.6	53.8
Net Income	$61.2	$45.4	$130.5	$107.6

Net income, excluding tax adjustments and other items	$61.0	$45.4	$128.8	$107.6
Diluted earnings per share	$1.49	$1.03	$3.15	$2.42
Diluted earnings per share, excluding tax adjustments and other items	$1.49	$1.03	$3.11	$2.42
Investment Volume	$182.0	$175.3	$322.2	$356.2

The following table shows our return on equity ("ROE") for the trailing twelve months ended June 30:

	2016	2015
ROE	17.6%	16.3%
ROE, excluding tax adjustments and other items	19.7%	16.3%

Net income was $130.5 million, or $3.15 per diluted share, for the first six months of 2016 compared to $107.6 million, or $2.42 per diluted share, in 2015. Results for the six months ended June 30, 2016, included a gain of approximately $1.7 million, net of tax, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of the gain, net income increased $21.2 million for the six months ended June 30, 2016 compared to the prior year, driven largely by higher residual sharing gains, higher lease revenue and higher fee income, partially offset by lower disposition gains and lower affiliate earnings.

Net income was $61.2 million, or $1.49 per diluted share, for the second quarter of 2016 compared to $45.4 million, or $1.03 per diluted share, in 2015. Results for the second quarter 2016, included a gain of approximately $0.2 million, net of tax, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of the gain, net income increased $15.6 million for the second quarter 2016 compared to the prior year, driven by higher residual sharing gains, partially offset by lower affiliate earnings.

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

RAIL NORTH AMERICA

Segment Summary

Rail North America is facing continued deterioration of conditions in the railcar leasing market. The growing oversupply of railcars, fewer car loadings, and improved railroad velocity are continuing to place pressure on lease rates, renewal success rate, and new car placements. Rail North America's strategy in this difficult environment is to compete aggressively on lease rates to protect utilization and to reduce the length of term where possible.

At June 30, 2016, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 105,400 cars. Fleet utilization, excluding boxcars, was 98.1% at the end of the second quarter of 2016 compared to 98.9% at the end of prior quarter and 99.3% at June 30, 2015. Fleet utilization for approximately 18,200 boxcars was 97.1% at the end of the second quarter of 2016, compared to 97.1% at the end of the prior quarter and 97.3% at June 30, 2015.

During the second quarter of 2016, the Lease Price Index on renewals (the “LPI”, see definition below) decreased 25.4%, compared to an increase of 6.4% in the prior quarter and 36.3% in the second quarter of 2015. The impact of increasing expiring lease rates in combination with declining renewal rates will further pressure the LPI for the remainder of 2016, based on scheduled lease expirations. Lease terms on renewals for cars in the LPI averaged 34 months in the current quarter, compared to 34 months in the prior quarter and

54 months in the second quarter of 2015. Additionally, the renewal success rate was 62.6% in the current quarter, compared to 67.5% in the prior quarter and 84.0% in the second quarter of 2015. For the second quarter of 2016, an average of approximately 103,800 railcars, excluding boxcars, were on lease, compared to 104,500 in the prior quarter and 106,200 in the second quarter of 2015.

As of June 30, 2016, leases for approximately 7,450 railcars in our term lease fleet and approximately 3,130 boxcars are scheduled to expire over the remainder of 2016. These amounts exclude railcars on leases that were scheduled to expire later in 2016 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Lease revenue	$233.4	$230.9	$470.0	$459.4
Other revenue	18.4	16.8	46.2	31.5
Total Revenues	251.8	247.7	516.2	490.9
Expenses
Maintenance expense	67.6	63.8	133.4	133.0
Depreciation expense	58.1	53.3	114.6	105.6
Operating lease expense	16.6	20.7	33.4	41.4
Other operating expense	9.5	5.8	16.4	11.3
Total Expenses	151.8	143.6	297.8	291.3
Other Income (Expense)
Net gain on asset dispositions	4.7	6.1	23.3	42.9
Interest expense, net	(26.9)	(24.6)	(54.1)	(49.1)
Other expense	(1.1)	(0.8)	(2.4)	(3.0)
Share of affiliates' earnings (pretax)	0.1	0.1	0.3	0.3
Segment Profit	$76.8	$84.9	$185.5	$190.7

Investment Volume	$145.4	$135.2	$258.3	$265.0

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Railcars (excluding boxcars)	$204.8	$201.0	$410.9	$399.4
Boxcars	18.7	20.6	39.5	41.7
Locomotives	9.9	9.3	19.6	18.3
	$233.4	$230.9	$470.0	$459.4

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Beginning balance	106,949	106,984	106,392	106,146	105,422
Cars added	823	620	1,306	811	857
Cars scrapped	(347)	(396)	(441)	(743)	(567)
Cars sold	(441)	(816)	(1,111)	(792)	(344)
Ending balance	106,984	106,392	106,146	105,422	105,368
Utilization rate at quarter end	99.3%	99.2%	99.1%	98.9%	98.1%
Average active railcars	106,211	105,896	105,294	104,505	103,824

The following table shows fleet statistics for Rail North America's boxcars:

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Ending balance	18,651	18,567	18,429	18,338	18,209
Utilization	97.3%	96.6%	97.7%	97.1%	97.1%

Comparison of the First Six Months of 2016 to the First Six Months of 2015

Segment Profit

Segment profit was $185.5 million, compared to $190.7 million in the prior year. The decrease was driven by lower asset disposition gains and higher switching and freight expense, partially offset by higher lease revenue and higher fee income.

Revenues

Lease revenue increased $10.6 million in 2016, primarily due to higher average lease rates and higher utilization revenue, partially offset by the impact of fewer cars on billing. Other revenue increased $14.7 million, primarily due to higher fees and repair revenue. Fees in 2016 included approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return 200 crude oil cars prior to the contractual end of an existing lease. The majority of these cars were subsequently placed with other GATX customers. On occasion, customers may request relief from their lease commitments, particularly when underlying commodity markets turn down. However, our lease agreements do not include provisions for payment relief and any such arrangement would be negotiated and dependent on achieving an optimal economic outcome for GATX.

Expenses

Maintenance expense increased $0.4 million in 2016, largely due to higher railroad repair costs, as well as higher boxcar repair costs resulting from a higher number of cars undergoing maintenance, offset by lower repair costs for the base fleet. Depreciation expense increased $9.0 million, largely due to new railcar investments. Operating lease expense decreased $8.0 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $5.1 million, primarily due to higher switching, storage, and freight costs as a result of more cars being moved to storage.

Other Income (Expense)

Net gain on asset dispositions decreased $19.6 million in 2016, as fewer railcars were sold in the current year. The timing of remarketing income is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $5.0 million, due to a higher average debt balance. Other expense decreased $0.6 million, largely due to lower costs associated with the early buy-out of railcars on operating leases, which occurred in each year.

Investment Volume

During 2016, investment volume was $258.3 million compared to $265.0 million in 2015. We acquired 1,603 newly built railcars and purchased 25 railcars in the secondary market in the first half of 2016, compared to 1,631 newly built railcars and 200 railcars purchased in the secondary market in 2015.
Comparison of the Second Quarter of 2016 to the Second Quarter of 2015

Segment Profit

Segment profit was $76.8 million in the second quarter of 2016, compared to $84.9 million in the prior year. The decrease was driven by higher maintenance expense, higher switching and freight expense, and lower asset disposition gains, partially offset by higher lease revenue.

Revenues

Lease revenue increased $2.5 million in the second quarter of 2016, primarily due to higher average lease rates and higher utilization revenue, partially offset by the impact of fewer cars on billing. Other revenue increased $1.6 million, primarily due to higher fees and repair revenue.

Expenses

Maintenance expense increased $3.8 million in the second quarter of 2016, primarily due to higher railroad and boxcar repair costs. Depreciation expense increased $4.8 million, largely due to new railcar investments. Operating lease expense decreased $4.1 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $3.7 million, primarily due to higher switching and freight costs as a result of more cars being moved to storage.

Other Income (Expense)

Net gain on asset dispositions decreased $1.4 million in the second quarter of 2016, as fewer railcars were sold in the current year. The timing of remarketing income is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $2.3 million, primarily due to a higher average debt balance. Other expense increased $0.3 million, largely due to higher legal fees.

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

On May 1, 2015, Transport Canada (“TC”) issued final rules establishing new design standards for tank cars carrying flammable liquids in Canada (the “Canadian Rules”). The Canadian Rules became effective on May 20, 2015, and all newly built tank cars for use in flammable liquids service were required to comply with the new standards effective October 1, 2015. The Canadian Rules also established standards for modifications to existing tank cars in flammable liquids service and deadlines for modifying or removing cars from service ranging from May 2017 to May 2025, depending on the type of car and the type of commodity carried. On July 25, 2016, Transport Canada announced that certain older tank cars, commonly referred to as "DOT 111" tank cars, must be removed from crude oil service effective October 31, 2016.

We have a fleet of approximately 124,000 railcars in North America, including approximately 13,500 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,100 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later, and fewer than 25 tank cars in our fleet will be affected by Transport Canada's October 31, 2016 deadline for removal from crude oil service. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits.

RAIL INTERNATIONAL

Segment Summary

Rail International, particularly GATX Rail Europe ("GATX Rail Europe" or "GRE"), continues to experience stable demand for its railcars. Railcar utilization for GRE was 94.8% at the end of the second quarter of 2016 compared to 95.1% at the end of the prior quarter and 95.5% at June 30, 2015.

GRE's results in the second quarter of 2016 continued to be impacted by higher wheelset costs, primarily due to a refurbishment program to address anti-corrosion paint issues on certain existing wheelsets. GRE is addressing this issue with the wheelset supplier and pursuing warranty remedies.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Lease revenue	$45.3	$42.4	$90.2	$84.5
Other revenue	1.6	1.7	3.2	3.6
Total Revenues	46.9	44.1	93.4	88.1
Expenses
Maintenance expense	12.9	9.4	25.4	18.3
Depreciation expense	11.5	10.8	22.6	21.5
Operating lease expense	—	0.1	—	0.1
Other operating expense	1.2	1.5	2.6	2.4
Total Expenses	25.6	21.8	50.6	42.3
Other Income (Expense)
Net gain on asset dispositions	0.3	1.1	1.0	6.0
Interest expense, net	(7.3)	(3.0)	(14.6)	(9.5)
Other expense	(1.3)	(1.2)	(3.5)	(1.2)
Share of affiliates' earnings (pretax)	—	(0.1)	(0.1)	(0.2)
Segment Profit	$13.0	$19.1	$25.6	$40.9

Investment Volume	$30.4	$27.8	$52.4	$69.2

The following table shows fleet activity for GRE railcars:

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Beginning balance	22,497	22,483	22,745	22,923	22,859
Cars added	301	412	459	191	323
Cars scrapped or sold	(315)	(150)	(281)	(255)	(94)
Ending balance	22,483	22,745	22,923	22,859	23,088
Utilization rate at quarter end	95.5%	95.7%	95.8%	95.1%	94.8%
Average active railcars	21,427	21,630	21,861	21,854	21,747

\

Comparison of the First Six Months of 2016 to the First Six Months of 2015

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first six months of 2016, a weaker euro negatively impacted lease revenue by approximately $0.6 million and segment profit, excluding other income (expense), by approximately $0.1 million compared to the first six months of 2015.

Segment Profit

Segment profit was $25.6 million in 2016, compared to $40.9 million in the prior year. The decrease was primarily due to higher maintenance expense, higher net interest expense, a gain on the sale of a workshop in the prior year, partially offset by higher lease revenue.

Revenues

Lease revenue increased $5.7 million in 2016, primarily due to more cars on lease at higher rates in the current year, partially offset by the effects of a weaker euro. Other revenue decreased $0.4 million, primarily due to the absence of interest income on a loan that was repaid in 2015.

Expenses

Maintenance expense increased $7.1 million in 2016, primarily due to the costs of wheelset replacements, as discussed above, and the higher cost of railcar revisions, partially offset by the effects of a weaker euro. Depreciation expense increased $1.1 million, driven by the impact of new cars added to the fleet, partially offset by the effects of a weaker euro. Other operating expense increased $0.2 million, largely due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $5.0 million in 2016, primarily due to a gain on the sale of a workshop in the prior year and lower railcar scrapping gains as a result of fewer railcars scrapped in the current year. Net interest expense increased $5.1 million, largely due to a higher average debt balance, partially offset by lower average interest rates. Other expense increased $2.3 million due to the unfavorable impact of changes in foreign exchange rates on non-functional currency items. In addition, legal costs associated with the Viareggio matter were incurred in both years.

Investment Volume

During 2016, investment volume was $52.4 million compared to $69.2 million in 2015. We acquired 514 railcars at GRE and 20 railcars in Rail Russia in the first half of 2016 compared to 550 railcars at GRE, 277 railcars at Rail India and 50 railcars at Rail Russia in 2015.
Comparison of the Second Quarter of 2016 to the Second Quarter of 2015

Foreign Currency

In the second quarter of 2016, a stronger euro positively impacted lease revenue by approximately $0.5 million and segment profit, excluding other income (expense), by approximately $0.5 million compared to the second quarter of 2015.

Segment Profit

Segment profit was $13.0 million in the second quarter of 2016, compared to $19.1 million in the prior year. The decrease was primarily due to higher maintenance expense and higher interest expense, partially offset by higher lease revenue.

Revenues

Lease revenue increased $2.9 million in the second quarter of 2016, primarily due to more cars on lease in the current year and the effects of a stronger euro.

Expenses

Maintenance expense increased $3.5 million in the second quarter of 2016, primarily due to the costs of wheelset replacements, as discussed above, and the higher cost of railcar revisions. Depreciation expense increased $0.7 million, driven by the impact of new cars added to the fleet. Other operating expense decreased $0.3 million, largely due to lower switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $0.8 million in the second quarter of 2016, primarily due to lower railcar scrapping gains as a result of fewer railcars scrapped in the current year. Net interest expense increased $4.3 million, largely due to a higher average debt balance, partially offset by lower average interest rates.

ASC

Segment Summary

During the first six months of 2016, we carried 9.5 million net tons of freight compared to 9.2 million net tons during the first six months of 2015. Despite favorable weather conditions, we expect that lower iron ore demand and shipments will continue throughout 2016, negatively impacting operating results. Eleven vessels were in operation during the current quarter, compared to thirteen vessels in the prior year.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Lease revenue	$1.1	$1.0	$2.1	$2.0
Marine operating revenue	46.4	51.0	50.5	58.0
Total Revenues	47.5	52.0	52.6	60.0
Expenses
Maintenance expense	6.0	7.0	6.2	7.2
Marine operating expense	29.6	34.1	32.5	41.0
Depreciation expense	4.4	4.9	4.4	4.9
Operating lease expense	2.0	1.7	2.0	1.7
Total Expenses	42.0	47.7	45.1	54.8
Other Income (Expense)
Interest expense, net	(1.1)	(1.3)	(2.2)	(2.6)
Other expense	(0.2)	(0.1)	(0.2)	(0.1)
Segment Profit	$4.2	$2.9	$5.1	$2.5

Investment Volume	$4.4	$10.2	$9.1	$19.5
Total Net Tons Carried (000's)	8,888	8,447	9,513	9,231

Comparison of the First Six Months of 2016 to the First Six Months of 2015

Segment Profit

Segment profit was $5.1 million in 2016, compared to a profit of $2.5 million in the prior year. The current year was positively impacted by favorable weather conditions. In addition, fewer vessels were deployed in the current year to better align with customer demand, leading to reduced operating expenses. These positive impacts were partially offset by a reduction in long-haul, higher-margin shipments of various commodities.

Revenues

Marine operating revenue decreased $7.5 million in 2016, primarily due to a reduction in long-haul shipments of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $8.5 million in 2016, largely driven by more efficient operations and two fewer vessels deployed in the current year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.
Comparison of the Second Quarter of 2016 to the Second Quarter of 2015

Segment Profit

Segment profit was $4.2 million in the second quarter of 2016, compared to $2.9 million in the prior year. The current year was positively impacted by favorable operating conditions and lower operating costs as a result of two fewer vessels deployed in the current year.

Revenues

Marine operating revenue decreased $4.6 million in the second quarter of 2016, primarily due to a reduction of long-haul shipments of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $4.5 million in the second quarter of 2016, largely driven by more efficient operations and two fewer vessels in operation in the current year.

PORTFOLIO MANAGEMENT

Segment Summary

In the third quarter of 2015, GATX management made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we sold certain of our marine investments during 2015, including our 50% interest in the Cardinal Marine joint venture. In the first half of 2016, we sold additional marine investments, including three of the Nordic Vessels and other inland marine vessels. Proceeds from sales completed in the first half of 2016 were $46.5 million, resulting in a gain of $4.5 million. We expect to sell the remaining targeted marine investments in 2016. Upon completion of these sales, Portfolio Management will continue to own other marine investments, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels").

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") continue to perform well operationally, which reflects continued strong demand for aircraft spare engines. The RRPF affiliates contributed $17.8 million and $7.7 million to segment profit for the first six months and second quarter of 2016, compared to $24.0 million and $12.4 million in 2015.

During the second quarter of 2016, we realized residual sharing gains of $31.6 million as a result of asset sales in the managed portfolio. As part of our compensation for managing portfolios for third parties, we participate in the gains realized upon disposition assets. Specifically, a customer sold its interest in two leased nuclear power plant facilities and as manager of the leases, we received a portion of the sales proceeds. Remaining assets in the managed portfolio are not expected to generate comparable residual sharing gains.

Portfolio Management's total asset base was $617.0 million at June 30, 2016, compared to $636.5 million at December 31, 2015, and $796.5 million at June 30, 2015. Assets held for sale were $63.8 million at June 30, 2016 and $103.4 million at December 31, 2015.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Lease revenue	$1.4	$6.3	$3.4	$13.0
Marine operating revenue	10.9	15.0	27.1	32.2
Other revenue	0.4	0.2	0.6	0.8
Total Revenues	12.7	21.5	31.1	46.0
Expenses
Marine operating expense	7.8	13.2	17.2	25.2
Depreciation expense	1.8	5.4	3.5	10.9
Other operating expense	4.1	0.5	4.6	1.4
Total Expenses	13.7	19.1	25.3	37.5
Other Income (Expense)
Net gain on asset dispositions	31.9	1.5	35.8	5.1
Interest expense, net	(2.1)	(5.6)	(4.3)	(10.8)
Share of affiliates' earnings (pretax)	7.7	12.0	17.8	23.4
Segment Profit	$36.5	$10.3	$55.1	$26.2

Investment Volume	$—	$0.3	$—	$0.3
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Net book value of owned assets	$442.8	$387.4	$301.4	$261.8	$268.1
Affiliate investments	353.7	350.3	335.1	344.0	348.9
Net book value of managed assets	88.1	70.4	114.5	123.3	57.7
Comparison of the First Six Months of 2016 to the First Six Months of 2015

Comparisons of reported results for the current year and prior year are impacted by the sale of marine investments.

Segment Profit

Segment profit was $55.1 million in 2016, compared to $26.2 million for the prior year. The current year included gains of approximately $4.5 million associated with the sale of marine investments and $1.8 million of impairment losses related to certain of the remaining assets held for sale. Excluding the impact of the net gain, segment profit was $26.2 million higher than the prior year primarily due to higher residual sharing gains on managed portfolio sales and higher aggregate net operating income from our marine operations, partially offset by lower lease revenue and lower RRPF affiliate income.

Revenues

Lease revenue decreased $9.6 million in 2016, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $5.1 million, largely due to the absence of revenue from the sold marine investments and lower inland marine revenue, partially offset by higher revenue from the Norgas Vessels. Other revenue decreased $0.2 million primarily due to lower interest income and lower investment fund distributions in the current year.

Expenses

Marine operating expense decreased $8.0 million in 2016, primarily due to the impact from the vessels that were sold and lower expense for the Norgas Vessels and inland marine vessels. Depreciation expense decreased $7.4 million, driven by the sale of assets in 2015 and 2016. Other operating expense increased $3.2 million, largely due to an additional loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions increased $30.7 million in 2016. The current year included a pre-tax gain of $4.5 million associated with the sale of marine investments and $1.8 million of impairment losses related to certain of the remaining assets held for sale. Excluding this net gain, net gain on asset dispositions increased $28.0 million primarily due to residual sharing gains on managed portfolio sales in 2016. Net interest expense decreased $6.5 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings decreased $5.6 million in 2016, primarily due to the RRPF affiliates, resulting from the timing of net disposition gains as well as higher depreciation and interest expense attributable to acquired engines.
Comparison of the Second Quarter of 2016 to the Second Quarter of 2015

Segment Profit

Segment profit was $36.5 million for the second quarter of 2016, compared to $10.3 million for the prior year. The current year included a gain of approximately $2.1 million associated with the sale of marine investments and $1.8 million of impairment losses related to certain of the remaining assets held for sale. Excluding this net gain, segment profit was $25.9 million higher than prior year due to higher residual sharing gains on managed portfolio sales and higher aggregate net operating income from our marine operations, partially offset by lower lease revenue and lower RRPF affiliate income.

Revenues

Lease revenue decreased $4.9 million in the second quarter of 2016, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $4.1 million, largely due to the absence of revenue from the sold marine investments and lower inland marine revenue partially offset by higher revenue from the Norgas Vessels. Other revenue increased $0.2 million primarily due to higher investment fund distributions in the current year.

Expenses

Marine operating expense decreased $5.4 million in the second quarter of 2016, primarily due to the impact from the vessels that were sold and lower expense for the Norgas Vessels and inland marine vessels. Depreciation expense decreased $3.6 million, driven by the sale of assets in 2015 and 2016. Other operating expense increased $3.6 million largely due to an additional loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions increased $30.4 million in the second quarter of 2016. The current year included a pre-tax gain of $2.1 million associated with the sale of marine investments and $1.8 million of impairment losses related to certain of the remaining assets held for sale. Excluding this net gain, net gain on asset dispositions increased $30.1 million primarily due to residual sharing gains on managed portfolio sales in the current year. Net interest expense decreased $3.5 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings decreased $4.3 million in the second quarter of 2016, primarily due to the RRPF affiliates, resulting from the timing of net disposition gains as well as higher depreciation and interest expense attributable to acquired engines.

OTHER
Other comprises selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Selling, general and administrative expense	$40.9	$44.6	$79.7	$90.3
Unallocated interest (income) expense, net	(0.9)	4.0	(1.5)	7.4
Other expense (income) (including eliminations)	1.2	(0.6)	1.0	1.2

SG&A, Unallocated Interest and Other

SG&A was $10.6 million lower for the first six months of 2016 compared to the prior year, primarily due to lower compensation and pension expense. The decrease in compensation expense was driven by fewer employees, resulting from the closure of the San Francisco office in the prior year and the impact of an early retirement program taking effect in the current year. The decrease in pension expense was driven by the change in accounting estimate discussed in "Note 2. Basis of Presentation" in Part I, Item 1 of this Form 10-Q. SG&A was $3.7 million lower for the second quarter of 2016 compared to the prior year, largely due to lower compensation and pension expense.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations. Other expense and eliminations was comparable to prior year for the first six months of 2016. Other expense and eliminations was $1.8 million higher for the second quarter of 2016 compared to the prior year due to costs incurred in the current year related to the prepayment of debt.

Consolidated Income Taxes

See "Note 8. Income Taxes" in Part I, Item 1 of this Form 10-Q.

CASH FLOW AND LIQUIDITY

We generate a significant amount of cash from operating activities and from our portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these sources of cash, along with our available cash balances, to fulfill our debt, lease, and dividend obligations and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2016, we had an unrestricted cash balance of $177.6 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2016	2015
Principal sources of cash
Net cash provided by operating activities	$238.9	$191.5
Portfolio proceeds	123.8	211.5
Other asset sales	14.2	12.9
Proceeds from issuance of debt, commercial paper, and credit facilities	481.3	689.0
	$858.2	$1,104.9
Principal uses of cash
Portfolio investments and capital additions	$(322.2)	$(356.2)
Repayments of debt, commercial paper, and credit facilities	(356.0)	(713.3)
Purchases of leased-in assets	(103.2)	(99.5)
Payments on capital lease obligations	(1.9)	(1.3)
Stock repurchases	(70.0)	(64.1)
Dividends	(34.7)	(35.2)
	$(888.0)	$(1,269.6)

Net cash provided by operating activities of $238.9 million increased $47.4 million compared to 2015. The increase was driven by higher fee income, including residual sharing, and lower operating lease payments, partially offset by higher income tax payments, higher interest payments, as well as the net impact of certain working capital items.
Portfolio proceeds for the first six months of 2016 of $123.8 million decreased by $87.7 million compared to 2015, primarily due to proceeds received in the prior year from the repayment of a loan. In January 2015, AAE Cargo AG repaid its outstanding loan in the amount of €67.5 million ($76.4 million). In addition, portfolio proceeds were lower as a result of fewer railcars sold.
Proceeds from the issuance of debt for the first six months of 2016 were $481.3 million (net of hedges and debt issuance costs). In 2016, $350 million of unsecured debt was issued, including a $200 million 5-year unsecured financing and a $150 million 50-year unsecured offering. Additionally, $125 million was drawn on a new $250 million railcar facility. Debt repayments of $356.0 million for the first six months of 2016 were $357.3 million lower than prior year. Each year included scheduled maturities and early retirements of debt. In 2015, the total included repayments of $290.7 million in Europe.
Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. As of June 30, 2016, 1.6 million shares had been acquired for $70.0 million.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the six months ended June 30, 2016:

	North America (1)	Europe (2)
Balance as of June 30 (in millions)	$—	$28.5
Weighted average interest rate	n/a	0.5%
Euro/dollar exchange rate	n/a	1.11

Average daily amount outstanding year to date (in millions)	$0.7	$17.0
Weighted average interest rate	0.7%	0.6%
Average euro/dollar exchange rate	n/a	1.12

Average daily amount outstanding during 2nd quarter (in millions)	$1.0	$19.9
Weighted average interest rate	0.7%	0.6%
Average euro/dollar exchange rate	n/a	1.13

Maximum daily amount outstanding year to date (in millions)	$20.0	$27.0
Applicable euro/dollar exchange rate	n/a	1.14
_________
(1) Short-term borrowings in North America are comprised of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
In the second quarter of 2016, we entered into a new $600 million, 5-year unsecured credit facility with terms and conditions similar to the prior $575 million facility, which was terminated. As of June 30, 2016, the full $600 million was available under the facility.
Restrictive Covenants
Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Certain of our other financings have the same financial covenants as the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2016, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of June 30, 2016, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at June 30, 2016, (in millions):

	Payments Due by Period
	Total	2016 (1)	2017	2018	2019	2020	Thereafter
Recourse debt	$4,323.9	$206.7	$412.8	$519.4	$550.0	$350.0	$2,285.0
Nonrecourse debt	2.3	2.3	—	—	—	—	—
Commercial paper and credit facilities	28.5	28.5	—	—	—	—	—
Capital lease obligations	18.1	2.1	2.8	1.6	11.6	—	—
Operating leases — recourse	590.8	30.8	87.7	80.1	77.0	71.6	243.6
Portfolio investments (2)	1,384.3	254.3	348.0	319.6	341.0	121.4	—
	$6,347.9	$524.7	$851.3	$920.7	$979.6	$543.0	$2,528.6
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

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the six months ended June 30, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for a summary of our policies.

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with GAAP, we compute certain financial measures using non-GAAP components, as defined by the SEC. These measures are not in accordance with, or a substitute for, GAAP and our financial measures may be different from non-GAAP financial measures used by other companies. We have provided a reconciliation of our non-GAAP components to the most directly comparable GAAP components.

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We include total on- and off-balance sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and are not recorded on the balance sheet. Similarly, ASC utilizes vessels that are accounted for as operating leases and are not recorded on the balance sheet. We include these leased-in assets in our calculation of total assets (as adjusted) because it gives investors a more comprehensive representation of the magnitude of the assets we operate and that drive our financial performance. In addition, this calculation of total assets (as adjusted) provides consistency with other non-financial information we disclose about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation is the equivalent of the off-balance sheet asset amount. Reporting this corresponding off-balance sheet debt amount provides investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure.

The following table shows total balance sheet assets (in millions):

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Total assets (GAAP)	$6,839.5	$6,884.9	$6,894.2	$7,062.0	$7,090.6
Off-balance sheet assets:
Rail North America	557.2	530.9	488.7	447.3	443.3
ASC	9.3	8.0	6.8	7.1	5.7
Total off-balance sheet assets	$566.5	$538.9	$495.5	$454.4	$449.0

Total assets, as adjusted (non-GAAP)	$7,406.0	$7,423.8	$7,389.7	$7,516.4	$7,539.6

Shareholders’ Equity	$1,285.4	$1,269.0	$1,280.2	$1,305.3	$1,308.5

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2015	September 30 2015	December 31 2015	March 31 2016	June 30 2016
Debt, net of unrestricted cash:
Unrestricted cash	$(58.6)	$(116.0)	$(202.4)	$(216.2)	$(177.6)
Commercial paper and bank credit facilities	3.8	18.1	7.4	17.9	28.5
Recourse debt	4,187.6	4,251.4	4,171.5	4,304.3	4,298.8
Nonrecourse debt	11.5	9.2	6.9	4.7	2.3
Capital lease obligations	5.0	3.6	18.4	16.9	16.6
Total debt, net of unrestricted cash (GAAP)	4,149.3	4,166.3	4,001.8	4,127.6	4,168.6
Off-balance sheet recourse debt	519.1	493.5	495.5	454.4	449.0
Off-balance sheet nonrecourse debt	47.4	45.4	—	—	—
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,715.8	$4,705.2	$4,497.3	$4,582.0	$4,617.6

Total recourse debt (1)	$4,656.9	$4,650.6	$4,490.4	$4,577.3	$4,615.3
Shareholders' Equity	$1,285.4	$1,269.0	$1,280.2	$1,305.3	$1,308.5
Recourse Leverage (2)	3.6	3.7	3.5	3.5	3.5
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of restricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.

Net Income Measures

We exclude the effects of certain tax adjustments and other items for purposes of presenting net income, diluted earnings per share, and return on equity because we believe these items are not attributable to our business operations. Management utilizes this information when analyzing financial performance because such amounts reflect the underlying operating results that are within management’s ability to influence. Accordingly, we believe presenting this information provides investors and other users of our financial statements with meaningful supplemental information for purposes of analyzing year-to-year financial performance on a comparable basis and assessing trends.

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income (GAAP)	$61.2	$45.4	$130.5	$107.6

Adjustments attributable to consolidated income, pretax:
Gain on wholly owned Portfolio Management marine investments (1)	(0.3)	—	(2.7)	—
Total adjustments attributable to consolidated income, pretax	$(0.3)	$—	$(2.7)	$—
Income taxes, thereon	$0.1	$—	$1.0	$—

Net income, excluding tax adjustments and other items (non-GAAP)	$61.0	$45.4	$128.8	$107.6
________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Diluted earnings per share (GAAP)	$1.49	$1.03	$3.15	$2.42
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.49	$1.03	$3.11	$2.42

Impact of Tax Adjustments and Other Items on Return on Equity:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Return on Equity (GAAP)	4.7%	3.5%	10.1%	8.3%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	4.7%	3.5%	10.0%	8.3%

The following table show our net income and return on equity, excluding tax adjustments and other items for the trailing twelve months ended June 30 (in millions):

	2016	2015
Net income (GAAP)	$228.2	$217.4
Adjustments attributable to consolidated income, pretax:
Net loss on wholly owned Portfolio Management marine investments (1)	6.5	—
Early retirement program (2)	9.0	—
Total adjustments attributable to consolidated income, pretax	15.5	—
Income taxes, thereon	(5.9)	—

Other income tax adjustments attributable to consolidated income:
Income tax rate changes (3)	14.1	—
Total other income tax adjustments attributable to consolidated income	14.1	—

Adjustments attributable to affiliates' earnings, net of taxes:
Impairment loss on Portfolio Management affiliate (1)(4)	11.9	—
Income tax rate changes (5)	(7.7)	—
Total adjustments attributable to affiliates' earnings, net of taxes	4.2	—

Net income, excluding tax adjustments and other items (non-GAAP)	$256.1	$217.4
________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Expenses associated with an early retirement program offered to certain eligible employees.

(3)	Deferred income tax adjustment attributable to an increase of our effective state income tax rate in 2015.

(4)	Pre-tax loss of $19.0 million, net of a tax benefit of $7.1 million, based on the affiliate's effective tax rate.

(5)	Deferred income tax adjustment due to an enacted statutory rate decrease in the United Kingdom in 2015.

	2016	2015
ROE	17.6%	16.3%
ROE, excluding tax adjustments and other items	19.7%	16.3%

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. The following is a summary of stock repurchases completed by month for the quarter ended June 30, 2016. As of June 30, 2016, $230.0 million remains available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2016	114,360	$46.28	114,360	$250.0 million
May 2016	328,929	$44.71	328,929	$244.7 million
Total	443,289	$45.12	443,289	$230.0 million
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

Date: July 29, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference:

10.1
Five Year Credit Agreement dated as of May 26, 2016, among GATX Corporation, as borrower, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated June 2, 2016, file number 1-2328.