Form 10-Q
period 2016-09-30
GATX CORP
filed 2016-10-31
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒
As of September 30, 2016, 39.9 million common shares were outstanding.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30	December 31
	2016	2015
	(Unaudited)
Assets
Cash and Cash Equivalents	$211.5	$202.4
Restricted Cash	4.4	17.3
Receivables
Rent and other receivables	85.8	69.4
Loans	6.7	8.8
Finance leases	158.7	167.6
Less: allowance for losses	(14.2)	(10.3)
	237.0	235.5

Operating Assets and Facilities ($0 and $122.9 related to a consolidated VIE)	8,545.4	8,204.0
Less: allowance for depreciation ($0 and $39.7 related to a consolidated VIE)	(2,633.4)	(2,505.6)
	5,912.0	5,698.4
Investments in Affiliated Companies	376.8	348.5
Goodwill	81.7	79.7
Other Assets	265.9	312.4
Total Assets	$7,089.3	$6,894.2

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$146.4	$170.9
Debt
Commercial paper and borrowings under bank credit facilities	5.1	7.4
Recourse	4,204.4	4,171.5
Nonrecourse ($0 and $6.9 related to a consolidated VIE)	—	6.9
Capital lease obligations	15.1	18.4
	4,224.6	4,204.2
Deferred Income Taxes	1,104.0	1,018.3
Other Liabilities	242.8	220.6
Total Liabilities	5,717.8	5,614.0

Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,891,983 and 66,776,290 Outstanding shares — 39,880,034 and 41,970,098	41.5	41.5
Additional paid in capital	681.5	677.4
Retained earnings	1,813.6	1,639.0
Accumulated other comprehensive loss	(191.1)	(198.8)
Treasury stock at cost (27,011,949 and 24,806,192 shares)	(974.0)	(878.9)
Total Shareholders’ Equity	1,371.5	1,280.2
Total Liabilities and Shareholders’ Equity	$7,089.3	$6,894.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Lease revenue	$281.8	$286.2	$847.5	$845.1
Marine operating revenue	62.1	77.6	139.7	167.8
Other revenue	19.0	22.4	69.0	58.3
Total Revenues	362.9	386.2	1,056.2	1,071.2
Expenses
Maintenance expense	79.6	83.9	244.6	242.4
Marine operating expense	39.2	48.5	88.9	114.7
Depreciation expense	75.9	75.0	221.0	217.9
Operating lease expense	19.2	22.3	54.5	65.4
Other operating expense	10.1	8.3	33.7	23.4
Selling, general and administrative expense	48.1	44.4	127.8	134.7
Total Expenses	272.1	282.4	770.5	798.5
Other Income (Expense)
Net gain (loss) on asset dispositions	62.7	(4.5)	122.8	49.5
Interest expense, net	(36.2)	(37.7)	(109.9)	(117.1)
Other income (expense)	4.3	(3.1)	(2.9)	(8.7)
Income before Income Taxes and Share of Affiliates’ Earnings	121.6	58.5	295.7	196.4
Income Taxes	(41.1)	(20.3)	(98.6)	(68.1)
Share of Affiliates’ Earnings, Net of Taxes	15.2	1.3	29.1	18.8
Net Income	$95.7	$39.5	$226.2	$147.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	11.0	(2.9)	16.2	(39.4)
Unrealized gain (loss) on securities	1.3	(0.3)	1.6	(0.4)
Unrealized gain (loss) on derivative instruments	0.5	2.5	(6.8)	—
Post-retirement benefit plans	(6.0)	2.1	(3.3)	6.3
Other comprehensive income (loss)	6.8	1.4	7.7	(33.5)
Comprehensive Income	$102.5	$40.9	$233.9	$113.6

Share Data
Basic earnings per share	$2.39	$0.92	$5.55	$3.38
Average number of common shares	40.1	42.8	40.7	43.5

Diluted earnings per share	$2.36	$0.91	$5.49	$3.33
Average number of common shares and common share equivalents	40.6	43.4	41.2	44.1

Dividends declared per common share	$0.40	$0.38	$1.20	$1.14

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2016	2015
Operating Activities
Net income	$226.2	$147.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	230.6	227.4
Change in accrued operating lease expense	(11.0)	(38.0)
Net gains on sales of assets	(41.3)	(69.7)
Asset impairments	1.8	31.2
Deferred income taxes	83.6	55.8
Share of affiliates’ earnings, net of dividends	(29.0)	(18.6)
Other	(27.9)	(23.2)
Net cash provided by operating activities	433.0	312.0
Investing Activities
Portfolio investments and capital additions	(442.6)	(498.3)
Purchases of leased-in assets	(116.5)	(118.4)
Portfolio proceeds	170.6	298.2
Proceeds from sales of other assets	18.6	16.2
Proceeds from sale-leasebacks	82.5	—
Net decrease (increase) in restricted cash	12.9	(1.0)
Other	—	9.7
Net cash used in investing activities	(274.5)	(293.6)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	801.8	748.8
Repayments of debt (original maturities longer than 90 days)	(798.7)	(649.4)
Net decrease in debt with original maturities of 90 days or less	(2.5)	(54.0)
Stock repurchases	(95.1)	(105.0)
Dividends	(51.2)	(51.9)
Other	(3.5)	3.7
Net cash used in financing activities	(149.2)	(107.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(4.5)
Net increase (decrease) in Cash and Cash Equivalents	9.1	(93.9)
Cash and Cash Equivalents, beginning of period	202.4	209.9
Cash and Cash Equivalents, end of period	$211.5	$116.0

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

Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. In prior years, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have applied it on a prospective basis. Our adoption of the full yield curve approach will reduce 2016 service and interest cost by approximately $4.5 million ($2.8 million after-tax) as compared to the previous method.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and clarifies certain aspects of share-based payment accounting and presentation. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We do not expect the guidance to impact our financial statements or related disclosures.

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

Statement of Cash Flows Classification

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Variable Interest Entities

In prior periods, we were the primary beneficiary of one of our variable interest entities, a structured lease financing of a portfolio of railcars, because we had the power to direct its significant activities. As a result, we consolidated this variable interest entity. During the third quarter of 2016, the Company took full ownership of all assets, repaid the associated debt, and dissolved this entity.

The following table shows the carrying amounts of assets and liabilities of the consolidated variable interest entity (in millions):

	September 30 2016	December 31 2015
Operating assets, net of accumulated depreciation (1)	$—	$83.2
Nonrecourse debt	—	6.9
_________

(1)	All operating assets were pledged as collateral on the nonrecourse debt.

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

The following table shows the carrying amounts and maximum exposure to loss for our unconsolidated variable interest entities (in millions):

	September 30, 2016		December 31, 2015
	Net Carrying Amount	Maximum Exposure to Loss	Net Carrying Amount	Maximum Exposure to Loss
Investments in affiliates	$176.4	$176.4	$161.2	$161.2
Other investment	0.1	0.1	0.2	0.2
Total	$176.5	$176.5	$161.4	$161.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	September 30 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$4.8	$—	$4.8	$—
Foreign exchange rate derivatives (1)	6.7	—	6.7	—
Available-for-sale equity securities	6.0	6.0	—	—
Liabilities
Interest rate derivatives (1)	5.0	—	5.0	—
Foreign exchange rate derivatives (1)	9.4	—	9.4	—
Foreign exchange rate derivatives (2)	1.5	—	1.5	—

Assets	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.8	—	0.8	—
Available-for-sale equity securities	3.3	3.3	—	—

Liabilities
Interest rate derivatives (1)	1.2	—	1.2	—
Foreign exchange rate derivatives (1)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.4	—	2.4	—
_________
(1) Designated as hedges.
(2) Not designated as hedges.

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of September 30, 2016 and December 31, 2015 that mature from 2017 to 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt, and we use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had sixteen instruments outstanding with an aggregate notional amount of $471.6 million as of September 30, 2016 that mature from 2016 to 2022, and ten instruments outstanding with an aggregate notional amount of $442.9 million as of December 31, 2015. Within the next 12 months, we expect to reclassify $5.6 million ($3.5 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest expense and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2016, was $14.4 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statements of comprehensive income (in millions):

		Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	Location of Loss (Gain) Recognized	2016	2015	2016	2015
Fair value hedges (1)	Interest expense	$2.6	$(4.4)	$(3.3)	$(5.3)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(2.8)	(0.5)	(26.8)	2.0
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.4	5.1	4.1
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.7	0.1	1.1	0.3
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	3.3	0.8	13.6	5.0
Non-designated (3)	Other (income) expense	2.2	(0.6)	(0.1)	(6.4)
_________
(1) The fair value adjustments related to the underlying debt equally offset amounts recognized in interest expense.
(2) Includes $4.2 million and $11.0 million of losses for the three and nine months ended September 30, 2016, and $0.8 million and $3.5 million of losses for the three and nine months ended September 30, 2015, on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense.
(3) For the nine months ended September 30, 2015, includes $5.1 million of gains on foreign currency derivatives which are substantially offset by losses from foreign currency remeasurement adjustments on the outstanding AAE loan, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.3	$0.6	$1.2
Loans	6.7	6.7	8.8	8.7
Liabilities
Recourse fixed rate debt (1)	$3,868.2	$3,996.4	$3,915.0	$3,882.6
Recourse floating rate debt (1)	360.0	352.0	275.2	264.6
Nonrecourse debt	—	—	6.9	7.1
_________
(1) Excludes related deferred financing costs.

NOTE 5. Assets Held For Sale

During the third quarter of 2015, we made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. At that time, the Nordic Vessels and the inland marine vessels were classified as held for sale and adjusted to the lower of their respective carrying amounts or fair value less costs to dispose. Subsequently, certain of these marine investments were sold during the fourth quarter of 2015, including one of the Nordic Vessels.

In the first nine months of 2016, we sold additional marine assets, including three of the Nordic Vessels. Proceeds from the sales of Portfolio Management marine assets completed in the first nine months of 2016, including those designated as held for sale, were $49.4 million, resulting in a gain of $4.2 million. We also recognized a gain of $1.0 million resulting from additional proceeds received from the sale of the Cardinal Marine joint venture and recorded additional impairment losses of $1.8 million for certain of the remaining marine assets held for sale. We based the fair values of these assets on our estimate of the expected proceeds less costs to sell.

As of September 30, 2016 and December 31, 2015, we had $62.1 million and $106.0 million of assets classified as held for sale on the balance sheet, including $60.5 million and $103.4 million of marine assets held in the Portfolio Management segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended September 30, 2016 and 2015 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$1.5	$1.9	$0.1	$0.1
Interest cost	3.9	4.9	0.2	0.3
Expected return on plan assets	(6.5)	(6.4)	—	—
Settlement accounting adjustment	5.7	—	—	—
Amortization of (1):
Unrecognized prior service credit	(0.2)	(0.3)	(0.1)	(0.1)
Unrecognized net actuarial loss	2.6	3.7	—	—
Net expense	$7.0	$3.8	$0.2	$0.3

The following table shows components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2016 and 2015 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$4.5	$5.6	$0.2	$0.2
Interest cost	11.8	14.8	0.7	1.0
Expected return on plan assets	(19.5)	(19.3)	—	—
Settlement accounting adjustment	5.7	—	—	—
Amortization of (1):
Unrecognized prior service credit	(0.7)	(0.8)	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	7.7	11.1	(0.2)	—
Net expense	$9.5	$11.4	$0.5	$1.0
________
(1) Amounts reclassified from accumulated other comprehensive loss.

Pension expense in 2016 was positively impacted by a prospective change in accounting estimate. See "Note 2. Basis of Presentation" for further details about this change in accounting estimate. In addition, during the third quarter of 2016, we recorded a settlement accounting adjustment of $5.7 million attributable to lump sum payments elected by eligible retirees as part of a voluntary early retirement program offered in 2015.

NOTE 7. Share-Based Compensation

During the nine months ended September 30, 2016, we granted 466,900 stock options, 83,100 restricted stock units, 95,100 performance shares, and 22,052 phantom stock units. For the three and nine months ended September 30, 2016, total share-based compensation expense was $3.2 million and $9.1 million and the related tax benefits were $1.3 million and $3.5 million. For the three and nine months ended September 30, 2015, total share-based compensation expense was $2.8 million and $8.9 million and the related tax benefits were $1.1 million and $3.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated fair value of our 2016 stock option awards and related underlying assumptions are shown in the table below.

2016
Estimated fair value	$13.86
Quarterly dividend rate	$0.40
Expected term of stock option awards, in years	4.7
Risk-free interest rate	1.4%
Dividend yield	4.1%
Expected stock price volatility	29.4%
Present value of dividends	$7.27

NOTE 8. Income Taxes

Our effective tax rate was 33% for the nine months ended September 30, 2016, compared to 35% for the nine months ended September 30, 2015. The difference in the effective rates for the current year compared to prior year is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates.

As of September 30, 2016, our gross liability for unrecognized tax benefits was $4.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.3 million ($2.8 million, net of federal tax). During the nine months ended September 30, 2016, we reduced our unrecognized tax benefit by $1.4 million based on a final determination ruling for a disputed state tax filing position. None of this amount was recognized in net income. We do not anticipate the recognition of tax benefits that were previously unrecognized within the next 12 months.

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

The following table shows our commercial commitments (in millions):

	September 30 2016	December 31 2015
Lease payment guarantees	$16.3	$22.1
Standby letters of credit and performance bonds	8.9	8.9
Total commercial commitments (1)	$25.2	$31.0
_________
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $3.3 million at September 30, 2016 and $4.1 million at December 31, 2015. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

On January 29, 2016, our board of directors authorized a $300 million stock repurchase program. As of September 30, 2016, 2.2 million shares had been repurchased for $95.0 million. In 2015, we completed our prior $250 million share repurchase authorization approved in 2014.

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator:
Net income	$95.7	$39.5	$226.2	$147.1
Denominator:
Weighted average shares outstanding - basic	40.1	42.8	40.7	43.5
Effect of dilutive securities:
Equity compensation plans	0.5	0.6	0.5	0.6
Weighted average shares outstanding - diluted	40.6	43.4	41.2	44.1
Basic earnings per share	$2.39	$0.92	$5.55	$3.38
Diluted earnings per share	$2.36	$0.91	$5.49	$3.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2015	$(77.7)	$(0.3)	$(20.9)	$(99.9)	$(198.8)
Change in component	25.9	0.1	(23.2)	—	2.8
Reclassification adjustments into earnings	—	—	19.0	2.3	21.3
Income tax effect	—	—	1.7	(0.9)	0.8
Balance at March 31, 2016	$(51.8)	$(0.2)	$(23.4)	$(98.5)	$(173.9)
Change in component	(20.7)	0.4	(2.0)	—	(22.3)
Reclassification adjustments into earnings	—	—	(4.9)	2.0	(2.9)
Income tax effect	—	(0.2)	2.1	(0.7)	1.2
Balance at June 30, 2016	$(72.5)	$—	$(28.2)	$(97.2)	$(197.9)
Change in component	11.0	2.0	(3.4)	(11.9)	(2.3)
Reclassification adjustments into earnings	—	—	5.7	2.3	8.0
Income tax effect	—	(0.7)	(1.8)	3.6	1.1
Balance at September 30, 2016	$(61.5)	$1.3	$(27.7)	$(103.2)	$(191.1)
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

The trial in the Court of Lucca (the “Lucca Trial”) commenced on November 13, 2013. In July 2016, all parties finished presenting their evidentiary cases, and closing arguments began in September, 2016. The Public Prosecutors are seeking acquittals for two of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Employees, incarceration of six to ten years for the other eight Employees, and fines of 1.0 million euros against each of GATX Rail Austria and its two defendant subsidiaries. GRA believes that it and its Employees acted diligently and properly, but we cannot predict the outcome of the Lucca Trial and, therefore, cannot reasonably estimate the possible range of loss, fines or penalties that may ultimately be incurred in connection with this matter. While we anticipate that the Lucca Trial will conclude in 2016, we also expect that further appeals will be filed.

With respect to civil claims, GRA’s insurers continue to work cooperatively with the insurer for the Italian Railway to adjust and settle personal injury and property damage claims. These joint settlement efforts have so far settled most of the significant civil claims related to the accident; however, approximately 55 civil claimants did not settle and are currently parties to the Lucca Trial. The Court of Lucca will determine both the civil and criminal liability of the defendants in the one proceeding. Final civil damage awards for each claimant will be determined at subsequent civil damage hearings. GRA expects that its insurers will cover virtually all civil damages, if awarded to the claimants in the Lucca Trial or at subsequent civil damage hearings, as well as defense costs for such damage hearings. However, in the event that the Court of Lucca awards any reputational damages claimed by certain labor unions and associations, GRA’s insurers will not cover those damages, which could range from €0.5 million to €2.0 million ($0.6 million to $2.2 million).

Since May 2012, one of the excess insurers providing coverage, Liberty Mutual Insurance Europe Limited (“Liberty”), has settled civil claims but refused to reimburse GRA for its ongoing legal defense fees and costs, taking a position contrary to our other insurers in the prior underlying layers that had provided coverage for such expenses. For the period from May 2012 to September 30, 2016, GRA incurred approximately $19.4 million in defense fees and costs, and GRA continues to incur costs in connection with the Lucca Trial. In October 2013, GRA filed an arbitration proceeding against Liberty seeking to recoup its unreimbursed defense fees and costs (the “Liberty Arbitration”), which was heard in November 2015. GRA received a partial arbitration award in its favor and subsequently settled with Liberty and all other insurers in the current coverage layer. Pursuant to this settlement and subject to certain terms and conditions therein, the insurers will provide reimbursement of approximately 40% of defense costs incurred to date and through the end of the Lucca Trial. As of October 31, 2016, insurance reimbursements for the Lucca Trial totaled approximately $6.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2016
Profitability
Revenues
Lease revenue	$233.0	$46.6	$1.0	$1.2	$—	$281.8
Marine operating revenue	—	—	51.8	10.3	—	62.1
Other revenue	17.3	1.6	—	0.1	—	19.0
Total Revenues	250.3	48.2	52.8	11.6	—	362.9
Expenses
Maintenance expense	62.8	10.7	6.1	—	—	79.6
Marine operating expense	—	—	31.5	7.7	—	39.2
Depreciation expense	58.4	11.6	4.2	1.7	—	75.9
Operating lease expense	17.2	—	2.0	—	—	19.2
Other operating expense	8.6	1.2	—	0.3	—	10.1
Total Expenses	147.0	23.5	43.8	9.7	—	224.0
Other Income (Expense)
Net gain on asset dispositions	13.1	0.5	—	49.1	—	62.7
Interest (expense) income, net	(27.1)	(7.3)	(1.1)	(2.1)	1.4	(36.2)
Other (expense) income	(1.4)	5.5	(0.1)	—	0.3	4.3
Share of affiliates' earnings (pretax)	—	(0.1)	—	15.2	—	15.1
Segment Profit	$87.9	$23.3	$7.8	$64.1	$1.7	184.8
Selling, general and administrative expense						48.1
Income taxes (including $0.1 tax benefit related to affiliates' earnings)						41.0
Net Income						$95.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$11.9	$—	$—	$(0.3)	$—	$11.6
Residual sharing income	0.3	—	—	49.4	—	49.7
Non-remarketing disposition gains (1)	0.9	0.5	—	—	—	1.4
	$13.1	$0.5	$—	$49.1	$—	$62.7
Capital Expenditures
Portfolio investments and capital additions	$108.4	$10.8	$—	$—	$1.2	$120.4

Selected Balance Sheet Data at September 30, 2016
Investments in affiliated companies	$10.5	$1.3	$—	$365.0	$—	$376.8
Identifiable assets	$4,792.7	$1,183.9	$285.6	$606.2	$220.9	$7,089.3
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2015
Profitability
Revenues
Lease revenue	$234.9	$44.1	$1.1	$6.1	$—	$286.2
Marine operating revenue	—	—	61.7	15.9	—	77.6
Other revenue	20.3	1.7	—	0.4	—	22.4
Total Revenues	255.2	45.8	62.8	22.4	—	386.2
Expenses
Maintenance expense	66.7	9.9	7.3	—	—	83.9
Marine operating expense	—	—	36.7	11.8	—	48.5
Depreciation expense	54.5	11.1	4.7	4.7	—	75.0
Operating lease expense	20.6	(0.1)	1.8	—	—	22.3
Other operating expense	6.8	1.1	—	0.4	—	8.3
Total Expenses	148.6	22.0	50.5	16.9	—	238.0
Other Income (Expense)
Net gain (loss) on asset dispositions	11.5	0.5	—	(16.5)	—	(4.5)
Interest (expense) income, net	(27.0)	(7.0)	(1.4)	(4.7)	2.4	(37.7)
Other expense	(1.2)	(1.8)	—	—	(0.1)	(3.1)
Share of affiliates' earnings (pretax) (1)	0.1	—	—	(1.6)	—	(1.5)
Segment Profit (Loss)	$90.0	$15.5	$10.9	$(17.3)	$2.3	101.4
Selling, general and administrative expense						44.4
Income taxes (including $2.8 tax benefit related to affiliates' earnings)						17.5
Net Income						$39.5

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$10.2	$—	$—	$7.2	$—	$17.4
Residual sharing income	0.3	—	—	7.3	—	7.6
Non-remarketing disposition gains (2)	1.0	0.6	—	—	—	1.6
Asset impairment	—	(0.1)	—	(31.0)	—	(31.1)
	$11.5	$0.5	$—	$(16.5)	$—	$(4.5)
Capital Expenditures
Portfolio investments and capital additions	$97.8	$40.9	$0.8	$1.9	$0.7	$142.1

Selected Balance Sheet Data at December 31, 2015
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2
_____
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2016
Profitability
Revenues
Lease revenue	$703.0	$136.8	$3.1	$4.6	$—	$847.5
Marine operating revenue	—	—	102.3	37.4	—	139.7
Other revenue	63.5	4.8	—	0.7	—	69.0
Total Revenues	766.5	141.6	105.4	42.7	—	1,056.2
Expenses
Maintenance expense	196.2	36.1	12.3	—	—	244.6
Marine operating expense	—	—	64.0	24.9	—	88.9
Depreciation expense	173.0	34.2	8.6	5.2	—	221.0
Operating lease expense	50.6	—	4.0	—	(0.1)	54.5
Other operating expense	25.0	3.8	—	4.9	—	33.7
Total Expenses	444.8	74.1	88.9	35.0	(0.1)	642.7
Other Income (Expense)
Net gain on asset dispositions	36.4	1.5	—	84.9	—	122.8
Interest (expense) income, net	(81.2)	(21.9)	(3.3)	(6.4)	2.9	(109.9)
Other (expense) income	(3.8)	2.0	(0.3)	—	(0.8)	(2.9)
Share of affiliates' earnings (pretax)	0.3	(0.2)	—	33.0	—	33.1
Segment Profit	$273.4	$48.9	$12.9	$119.2	$2.2	456.6
Selling, general and administrative expense						127.8
Income taxes (including $4.0 related to affiliates' earnings)						102.6
Net Income						$226.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$32.5	$—	$—	$4.2	$—	$36.7
Residual sharing income	0.7	—	—	82.5	—	83.2
Non-remarketing disposition gains (1)	3.2	1.5	—	—	—	4.7
Asset impairment	—	—	—	(1.8)	—	(1.8)
	$36.4	$1.5	$—	$84.9	$—	$122.8
Capital Expenditures
Portfolio investments and capital additions	$366.7	$63.2	$9.1	$—	$3.6	$442.6
_____
(1) Includes scrapping gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2015
Profitability
Revenues
Lease revenue	$694.3	$128.6	$3.1	$19.1	$—	$845.1
Marine operating revenue	—	—	119.7	48.1	—	167.8
Other revenue	51.8	5.3	—	1.2	—	58.3
Total Revenues	746.1	133.9	122.8	68.4	—	1,071.2
Expenses
Maintenance expense	199.7	28.2	14.5	—	—	242.4
Marine operating expense	—	—	77.7	37.0	—	114.7
Depreciation expense	160.1	32.6	9.6	15.6	—	217.9
Operating lease expense	62.0	—	3.5	—	(0.1)	65.4
Other operating expense	18.1	3.5	—	1.8	—	23.4
Total Expenses	439.9	64.3	105.3	54.4	(0.1)	663.8
Other Income (Expense)
Net gain (loss) on asset dispositions	54.4	6.5	—	(11.4)	—	49.5
Interest expense, net	(76.1)	(16.5)	(4.0)	(15.5)	(5.0)	(117.1)
Other expense	(4.2)	(3.0)	(0.1)	—	(1.4)	(8.7)
Share of affiliates' earnings (pretax) (1)	0.4	(0.2)	—	21.8	—	22.0
Segment Profit (Loss)	$280.7	$56.4	$13.4	$8.9	$(6.3)	353.1
Selling, general and administrative expense						134.7
Income taxes (including $3.2 related to affiliates' earnings)						71.3
Net Income						$147.1

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$51.1	$—	$—	$9.3	$—	$60.4
Residual sharing income	0.7	—	—	10.3	—	11.0
Non-remarketing disposition gains (2)	2.6	6.7	—	—	—	9.3
Asset impairment	—	(0.2)	—	(31.0)	—	(31.2)
	$54.4	$6.5	$—	$(11.4)	$—	$49.5
Capital Expenditures
Portfolio investments and capital additions	$362.8	$110.1	$20.3	$2.2	$2.9	$498.3

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2016. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and nine months ended September 30 (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Segment Revenues
Rail North America	$250.3	$255.2	$766.5	$746.1
Rail International	48.2	45.8	141.6	133.9
ASC	52.8	62.8	105.4	122.8
Portfolio Management	11.6	22.4	42.7	68.4
	$362.9	$386.2	$1,056.2	$1,071.2
Segment Profit
Rail North America	$87.9	$90.0	$273.4	$280.7
Rail International	23.3	15.5	48.9	56.4
ASC	7.8	10.9	12.9	13.4
Portfolio Management	64.1	(17.3)	119.2	8.9
	183.1	99.1	454.4	359.4
Less:
Selling, general and administrative expense	48.1	44.4	127.8	134.7
Unallocated interest (income) expense, net	(1.4)	(2.4)	(2.9)	5.0
Other, including eliminations	(0.3)	0.1	0.7	1.3
Income taxes ($(0.1) and $(2.8) QTR and $4.0 and $3.2 YTD related to affiliates' earnings)	41.0	17.5	102.6	71.3
Net Income	$95.7	$39.5	$226.2	$147.1

Net income, excluding tax adjustments and other items (non-GAAP)	$91.4	$66.1	$220.2	$173.7
Diluted earnings per share (GAAP)	$2.36	$0.91	$5.49	$3.33
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$2.25	$1.52	$5.35	$3.94
Investment Volume	$120.4	$142.1	$442.6	$498.3

The following table shows our return on equity ("ROE") for the trailing twelve months ended September 30:

	2016	2015
ROE (GAAP)	21.5%	15.8%
ROE, excluding tax adjustments and other items (non-GAAP)	21.3%	17.9%

Net income was $226.2 million, or $5.49 per diluted share, for the first nine months of 2016 compared to $147.1 million, or $3.33 per diluted share, in 2015. Results for the nine months ended September 30, 2016 and 2015 included a net gain of $6.0 million and a net loss of $26.6 million associated with the planned exit of the majority of Portfolio Management's marine investments, as well as certain tax adjustments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $46.5 million for the nine months ended September 30, 2016 compared to the prior year, driven largely by higher residual sharing income, partially offset by lower disposition gains and lower affiliate earnings.

Net income was $95.7 million, or $2.36 per diluted share, for the third quarter of 2016 compared to $39.5 million, or $0.91 per diluted share, in 2015. Results for the third quarter 2016 and 2015 included a net gain of $4.3 million and a net loss of $26.6 million associated with the planned exit of the majority of Portfolio Management's marine investments, as well as certain tax adjustments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $25.3 million for the third quarter 2016 compared to the prior year, driven by higher residual sharing income, partially offset by lower disposition gains.

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

RAIL NORTH AMERICA

Segment Summary

Rail North America continues to face challenging conditions in the railcar leasing market. The oversupply of railcars, weakness in railcar loadings, and relatively high railroad velocity continue to place pressure on lease rates, renewal success rate, and new car placements. Rail North America's strategy in this difficult environment is to compete aggressively on lease rates to protect utilization and to reduce the length of lease term as rates decline.

At September 30, 2016, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 104,900 cars. Fleet utilization, excluding boxcars, was 99.0% at the end of the third quarter of 2016 compared to 98.1% at the end of prior quarter and 99.2% at September 30, 2015. Fleet utilization for approximately 18,100 boxcars was 94.7% at the end of the third quarter of 2016, compared to 97.1% at the end of the prior quarter and 96.6% at September 30, 2015.

During the third quarter of 2016, the Lease Price Index on renewals (the “LPI”, see definition below) decreased 21.4%, compared to a decrease of 25.4% in the prior quarter and an increase of 25.6% in the third quarter of 2015. The impact of high expiring lease rates in combination with declining renewal rates will further pressure the LPI for the remainder of 2016, based on scheduled lease expirations. Lease terms on renewals for cars in the LPI averaged 29 months in the current quarter, compared to 34 months in the prior quarter and
60 months in the third quarter of 2015. Additionally, the renewal success rate was 74.1% in the current quarter, compared to 62.6% in the prior quarter and 68.1% in the third quarter of 2015. For the third quarter of 2016, an average of approximately 103,500 railcars, excluding boxcars, were on lease, compared to 103,800 in the prior quarter and 105,900 in the third quarter of 2015.

As of September 30, 2016, leases for approximately 4,650 railcars in our term lease fleet and approximately 2,620 boxcars are scheduled to expire over the remainder of 2016. These amounts exclude railcars on leases that were scheduled to expire later in 2016 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Lease revenue	$233.0	$234.9	$703.0	$694.3
Other revenue	17.3	20.3	63.5	51.8
Total Revenues	250.3	255.2	766.5	746.1
Expenses
Maintenance expense	62.8	66.7	196.2	199.7
Depreciation expense	58.4	54.5	173.0	160.1
Operating lease expense	17.2	20.6	50.6	62.0
Other operating expense	8.6	6.8	25.0	18.1
Total Expenses	147.0	148.6	444.8	439.9
Other Income (Expense)
Net gain on asset dispositions	13.1	11.5	36.4	54.4
Interest expense, net	(27.1)	(27.0)	(81.2)	(76.1)
Other expense	(1.4)	(1.2)	(3.8)	(4.2)
Share of affiliates' earnings (pretax)	—	0.1	0.3	0.4
Segment Profit	$87.9	$90.0	$273.4	$280.7

Investment Volume	$108.4	$97.8	$366.7	$362.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Railcars (excluding boxcars)	$202.7	$204.7	$613.6	$604.1
Boxcars	20.4	20.4	59.9	62.1
Locomotives	9.9	9.8	29.5	28.1
	$233.0	$234.9	$703.0	$694.3

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America's railcars, excluding boxcars:

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Beginning balance	106,984	106,392	106,146	105,422	105,368
Cars added	620	1,306	811	857	764
Cars scrapped	(396)	(441)	(743)	(567)	(590)
Cars sold	(816)	(1,111)	(792)	(344)	(668)
Ending balance	106,392	106,146	105,422	105,368	104,874
Utilization rate at quarter end	99.2%	99.1%	98.9%	98.1%	99.0%
Average active railcars	105,896	105,294	104,505	103,824	103,479

The following table shows fleet statistics for Rail North America's boxcars:

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Ending balance	18,567	18,429	18,338	18,209	18,089
Utilization	96.6%	97.7%	97.1%	97.1%	94.7%

Comparison of the First Nine Months of 2016 to the First Nine Months of 2015

Segment Profit

Segment profit was $273.4 million, compared to $280.7 million in the prior year. The decrease was driven by lower asset disposition gains and higher switching, freight and storage expense, partially offset by higher lease revenue and fee income.

Revenues

Lease revenue increased $8.7 million in 2016, primarily due to higher average lease rates and higher utilization revenue, partially offset by the impact of fewer cars on lease. Other revenue increased $11.7 million, primarily due to higher fees and repair revenue. Fees in 2016 included approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return 200 crude oil cars prior to the contractual end of an existing lease. The majority of these cars were subsequently placed with other GATX customers. On occasion, customers may request relief from their lease commitments, particularly when underlying commodity markets turn down. However, our lease agreements do not include provisions for payment relief and any such arrangement would be negotiated and dependent on achieving an optimal economic outcome for GATX.

Expenses

Maintenance expense decreased $3.5 million in 2016, primarily as a result of lower repair costs for the base fleet and lower railroad repairs, partially offset by the impact of a higher number of boxcars undergoing maintenance. Depreciation expense increased $12.9 million, largely due to new railcar investments, including the purchase of railcars previously on operating leases. Operating lease expense decreased $11.4 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $6.9 million, primarily due to higher switching, storage, and freight costs as a result of more cars being moved to storage.

Other Income (Expense)

Net gain on asset dispositions decreased $18.0 million in 2016, as fewer railcars were sold in the current year. The timing of remarketing income is dependent on a number of factors and will vary from quarter to quarter. Net interest expense increased $5.1 million, due to a higher average debt balance.

Investment Volume

During 2016, investment volume was $366.7 million compared to $362.8 million in 2015. We acquired 2,361 newly built railcars and purchased 25 railcars in the secondary market in the first nine months of 2016, compared to 2,224 newly built railcars and 293 railcars purchased in the secondary market in 2015.
Comparison of the Third Quarter of 2016 to the Third Quarter of 2015

Segment Profit

Segment profit was $87.9 million in the third quarter of 2016, compared to $90.0 million in the prior year. Decreases in equalization revenue and lease revenue were substantially offset by lower maintenance expense.

Revenues

Lease revenue decreased $1.9 million in the third quarter of 2016, primarily due to the impact of fewer cars on lease, partially offset by higher average lease rates. Other revenue decreased $3.0 million, primarily due to lower equalization revenue and lower fees.

Expenses

Maintenance expense decreased $3.9 million in the third quarter of 2016, primarily due to lower railroad repairs. Depreciation expense increased $3.9 million, largely due to new railcar investments. Operating lease expense decreased $3.4 million, resulting from the purchase of railcars previously on operating leases. Other operating expense increased $1.8 million, primarily due to higher switching and freight costs as a result of more cars being moved to storage.

Other Income (Expense)

Net gain on asset dispositions increased $1.6 million in the third quarter of 2016, as fewer railcars were sold in the current year but for a larger gain. Net interest expense increased $0.1 million, as the impact of a higher average debt balance was substantially offset by lower average interest rates.

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

We have a fleet of approximately 123,000 railcars in North America, including approximately 13,300 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 4,000 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later, and fewer than 25 tank cars in our fleet will be affected by Transport Canada's October 31, 2016 deadline for removal from crude oil service. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits.

RAIL INTERNATIONAL

Segment Summary

Rail International, particularly GATX Rail Europe ("GATX Rail Europe" or "GRE"), continues to experience stable demand for its railcars. Railcar utilization for GRE was 95.0% at the end of the third quarter of 2016 compared to 94.8% at the end of the prior quarter and 95.7% at September 30, 2015.

GRE's results in the third quarter of 2016 continued to be impacted by higher wheelset costs, primarily due to a refurbishment program to address anti-corrosion paint issues on certain existing wheelsets. GRE is addressing this issue with the wheelset supplier and the potential pursuit of warranty remedies.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Lease revenue	$46.6	$44.1	$136.8	$128.6
Other revenue	1.6	1.7	4.8	5.3
Total Revenues	48.2	45.8	141.6	133.9
Expenses
Maintenance expense	10.7	9.9	36.1	28.2
Depreciation expense	11.6	11.1	34.2	32.6
Operating lease expense	—	(0.1)	—	—
Other operating expense	1.2	1.1	3.8	3.5
Total Expenses	23.5	22.0	74.1	64.3
Other Income (Expense)
Net gain on asset dispositions	0.5	0.5	1.5	6.5
Interest expense, net	(7.3)	(7.0)	(21.9)	(16.5)
Other income (expense)	5.5	(1.8)	2.0	(3.0)
Share of affiliates' earnings (pretax)	(0.1)	—	(0.2)	(0.2)
Segment Profit	$23.3	$15.5	$48.9	$56.4

Investment Volume	$10.8	$40.9	$63.2	$110.1

The following table shows fleet activity for GRE railcars:

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Beginning balance	22,483	22,745	22,923	22,859	23,088
Cars added	412	459	191	323	78
Cars scrapped or sold	(150)	(281)	(255)	(94)	(200)
Ending balance	22,745	22,923	22,859	23,088	22,966
Utilization rate at quarter end	95.7%	95.8%	95.1%	94.8%	95.0%
Average active railcars	21,630	21,861	21,854	21,747	21,830

\

Comparison of the First Nine Months of 2016 to the First Nine Months of 2015

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first nine months of 2016, the value of the euro has fluctuated; however, in aggregate, the changes did not have a meaningful impact on revenue and segment profit compared to the first nine months of 2015.

Segment Profit

Segment profit was $48.9 million in 2016, compared to $56.4 million in the prior year. Higher maintenance expense and higher net interest expense in the current year, and a gain on the sale of a workshop in the prior year, were partially offset by higher lease revenue and the receipt of insurance proceeds in the current year for previously expensed legal defense costs.

Revenues

Lease revenue increased $8.2 million in 2016, primarily due to more cars on lease at higher rates in the current year. Other revenue decreased $0.5 million, primarily due to the absence of interest income on a loan that was repaid in 2015.

Expenses

Maintenance expense increased $7.9 million in 2016, primarily due to the costs of wheelset replacements, as discussed above, and the higher cost of railcar revisions. Depreciation expense increased $1.6 million, driven by the impact of new cars added to the fleet. Other operating expense increased $0.3 million, largely due to higher switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $5.0 million in 2016, primarily due to a gain on the sale of a workshop in the prior year and lower railcar scrapping gains as a result of fewer railcars scrapped in the current year. Net interest expense increased $5.4 million, largely due to a higher average debt balance, partially offset by lower average interest rates. Other expense decreased $5.0 million due to insurance proceeds received in the current year for previously expensed legal defense costs.

Investment Volume

During 2016, investment volume was $63.2 million compared to $110.1 million in 2015. We acquired 592 railcars in GRE and 20 railcars in Russia in the first nine months of 2016 compared to 962 railcars at GRE, 50 railcars in Russia, and 369 railcars in India, in 2015.
Comparison of the Third Quarter of 2016 to the Third Quarter of 2015

Foreign Currency

In the third quarter of 2016, the value of the euro has fluctuated; however, in aggregate, the changes did not have a meaningful impact on revenue and segment profit compared to the third quarter of 2015.

Segment Profit

Segment profit was $23.3 million in the third quarter of 2016, compared to $15.5 million in the prior year. The increase was primarily due to insurance proceeds received in the current year for previously expensed legal defense costs and higher lease revenue.

Revenues

Lease revenue increased $2.5 million in the third quarter of 2016, primarily due to more cars on lease in the current year.

Expenses

Maintenance expense increased $0.8 million in the third quarter of 2016, primarily due to the costs of wheelset replacements, as discussed above. Depreciation expense increased $0.5 million, driven by the impact of new cars added to the fleet.

Other Income (Expense)

Net interest expense increased $0.3 million, largely due to a higher average debt balance. Other expense decreased $7.3 million due to insurance proceeds received in the current year for previously expensed legal defense costs.

ASC

Segment Summary

During the first nine months of 2016, we carried 18.2 million net tons of freight compared to 19.5 million net tons during the first nine months of 2015. Despite favorable operating conditions, lower demand across all commodities, as well as fewer higher-margin, long-haul shipments, negatively impacted operating results. Eleven vessels were in operation, compared to thirteen vessels in the prior year.

The following table shows ASC’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Lease revenue	$1.0	$1.1	$3.1	$3.1
Marine operating revenue	51.8	61.7	102.3	119.7
Total Revenues	52.8	62.8	105.4	122.8
Expenses
Maintenance expense	6.1	7.3	12.3	14.5
Marine operating expense	31.5	36.7	64.0	77.7
Depreciation expense	4.2	4.7	8.6	9.6
Operating lease expense	2.0	1.8	4.0	3.5
Total Expenses	43.8	50.5	88.9	105.3
Other Income (Expense)
Interest expense, net	(1.1)	(1.4)	(3.3)	(4.0)
Other expense	(0.1)	—	(0.3)	(0.1)
Segment Profit	$7.8	$10.9	$12.9	$13.4

Investment Volume	$—	$0.8	$9.1	$20.3
Total Net Tons Carried (000's)	8,680	10,232	18,193	19,463

Comparison of the First Nine Months of 2016 to the First Nine Months of 2015

Segment Profit

Segment profit was $12.9 million in 2016, compared to $13.4 million in the prior year. The decrease was driven by lower volume and a reduction in higher-margin, long-haul shipments of various commodities, partially offset by the impact of fewer vessels deployed.

Revenues

Marine operating revenue decreased $17.4 million in 2016, primarily due to lower volume as a result of decreased demand, as well as fewer long-haul shipments of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $13.7 million in 2016 and reflects the impact of lower fuel costs, more efficient operations, and two fewer vessels deployed in the current year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.
Comparison of the Third Quarter of 2016 to the Third Quarter of 2015

Segment Profit

Segment profit was $7.8 million in the third quarter of 2016, compared to $10.9 million in the prior year. The decrease was primarily driven by lower volume as a result of decreased demand for commodities, partially offset by lower operating costs as a result of two fewer vessels deployed in the current year.

Revenues

Marine operating revenue decreased $9.9 million in the third quarter of 2016, primarily due to reduced volume of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

Marine operating expense decreased $5.2 million in the third quarter of 2016 and reflects the impact of lower fuel costs, more efficient operations, and two fewer vessels deployed in the current year.

PORTFOLIO MANAGEMENT

Segment Summary

In the third quarter of 2015, GATX management made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of the inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we sold certain of our marine investments during 2015, including our 50% interest in the Cardinal Marine joint venture and one of the Nordic Vessels. In the first nine months of 2016, we sold additional marine assets, including three of the Nordic Vessels. Proceeds from sales completed in the first nine months of 2016 were $49.4 million, resulting in a gain of $4.2 million. We also recognized a gain of $1.0 million resulting from additional proceeds received from the sale of the Cardinal Marine joint venture and recorded additional impairment losses of $1.8 million for certain of the remaining Portfolio Management marine assets held for sale. We expect to sell the remaining targeted marine investments in 2016. Upon completion of these sales, Portfolio Management will continue to own and operate other marine investments, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels").

The Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates") continue to perform well operationally, which reflects continued strong demand for aircraft spare engines. The RRPF affiliates contributed $32.0 million and $14.2 million to segment profit for the first nine months and third quarter of 2016, compared to $41.6 million and $17.6 million in 2015.

For the nine months ended September 30, 2016, we realized residual sharing income of $82.5 million. Proceeds of $49.1 million were recorded as a result of the settlement of a residual sharing agreement. This agreement was originally entered into in 2001 and related to a residual guarantee we provided on certain rail assets. Receipt of the settlement fee concludes our participation in this transaction. Additionally, a customer sold its interest in two leased nuclear power plant facilities and, as manager of the leases, we received a portion of the sales proceeds.

Portfolio Management's total asset base was $606.2 million at September 30, 2016, compared to $636.5 million at December 31, 2015, and $737.7 million at September 30, 2015. Assets held for sale were $60.5 million at September 30, 2016, and $103.4 million at December 31, 2015.

The following table shows Portfolio Management's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Lease revenue	$1.2	$6.1	$4.6	$19.1
Marine operating revenue	10.3	15.9	37.4	48.1
Other revenue	0.1	0.4	0.7	1.2
Total Revenues	11.6	22.4	42.7	68.4
Expenses
Marine operating expense	7.7	11.8	24.9	37.0
Depreciation expense	1.7	4.7	5.2	15.6
Other operating expense	0.3	0.4	4.9	1.8
Total Expenses	9.7	16.9	35.0	54.4
Other Income (Expense)
Net gain (loss) on asset dispositions	49.1	(16.5)	84.9	(11.4)
Interest expense, net	(2.1)	(4.7)	(6.4)	(15.5)
Share of affiliates' earnings (pretax)	15.2	(1.6)	33.0	21.8
Segment Profit (Loss)	$64.1	$(17.3)	$119.2	$8.9

Investment Volume	$—	$1.9	$—	$2.2
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Net book value of owned assets	$387.4	$301.4	$261.8	$268.1	$241.2
Affiliate investments	350.3	335.1	344.0	348.9	365.0
Net book value of managed assets	70.4	114.5	123.3	57.7	55.9
Comparison of the First Nine Months of 2016 to the First Nine Months of 2015

Comparisons of reported results for the current year and prior year are impacted by the sale of marine investments and residual sharing income.

Segment Profit

Segment profit was $119.2 million in 2016, compared to $8.9 million for the prior year. The current year included a net pre-tax gain of approximately $3.4 million associated with the planned exit of the majority of marine investments, compared to a net pre-tax loss of approximately $42.5 million in the prior year. Excluding the impacts of the net gain and loss, segment profit was $64.4 million higher than the prior year primarily due to higher residual sharing income and higher net operating income from the Norgas Vessels, partially offset by the absence of contributions from sold assets and lower RRPF affiliate income.

Revenues

Lease revenue decreased $14.5 million in 2016, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $10.7 million, largely due to the absence of revenue from the sold marine investments and lower inland marine revenue, partially offset by higher revenue from the Norgas Vessels. Other revenue decreased $0.5 million primarily due to lower interest income and lower investment fund distributions in the current year.

Expenses

Marine operating expense decreased $12.1 million in 2016, primarily due to the impact from the vessels that were sold and lower expense for the inland marine vessels and the Norgas Vessels. Depreciation expense decreased $10.4 million, driven by the sale of assets in 2015 and 2016. Other operating expense increased $3.1 million, largely due to an additional loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions increased $96.3 million in 2016. The current year included a net pre-tax gain of approximately $2.4 million associated with the planned exit of marine investments compared to a net pre-tax loss of approximately $23.5 million in the prior year. Excluding these net gains and losses, net gain on asset dispositions increased $70.4 million primarily due to proceeds from the settlement of a residual sharing agreement and fees for our share of managed portfolio sales in 2016. Net interest expense decreased $9.1 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings increased $11.2 million in 2016, primarily due to an impairment charge of $19.0 million associated with the planned sale of our interest in the Cardinal Marine affiliate in 2015. Excluding the prior year charge, the share of affiliates' earnings decreased $7.8 million, primarily due to lower net disposition gains and lower operating results at the RRPF affiliates, partially offset by an additional gain in 2016 related to the sale of the Cardinal Marine joint venture.
Comparison of the Third Quarter of 2016 to the Third Quarter of 2015

Segment Profit

Segment profit was $64.1 million for the third quarter of 2016, compared to a loss of $17.3 million for the prior year. The current year included a net pre-tax gain of approximately $0.7 million associated with the sale of marine investments compared to a net pre-tax loss of approximately $42.5 million in the prior year. Excluding the impacts of the net gain and loss, segment profit was $38.2 million higher than prior year due to higher residual sharing gains, partially offset by lower aggregate net operating income from our marine operations and lower RRPF affiliate income.

Revenues

Lease revenue decreased $4.9 million in the third quarter of 2016, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $5.6 million, largely due to the absence of revenue from the sold marine investments.

Expenses

Marine operating expense decreased $4.1 million in the third quarter of 2016, primarily due to the impact from the vessels that were sold and lower expense for the Norgas Vessels. Depreciation expense decreased $3.0 million, driven by the sale of assets in 2015 and 2016.

Other Income (Expense)

Net gain on asset dispositions increased $65.6 million in the third quarter of 2016. The current year included a net pre-tax loss of approximately $0.3 million associated with the sale of marine investments compared to a net pre-tax loss of approximately $23.5 million in the prior year. Excluding these items, net gain on asset dispositions increased $42.4 million primarily due to proceeds from the settlement of a residual sharing agreement in the current year. Net interest expense decreased $2.6 million as a result of a lower average debt balance and lower average interest rates.

Share of affiliates' earnings increased $16.8 million in the third quarter of 2016, primarily due to an impairment charge of $19.0 million associated with the planned sale of our interest in the Cardinal Marine affiliate in 2015. Excluding the prior year charge, the share of affiliates' earnings decreased $2.2 million, primarily due to lower net disposition gains and lower operating results at the RRPF affiliates, partially offset by an additional gain in 2016 related to the sale of the Cardinal Marine joint venture.

OTHER
Other is comprised of selling, general and administrative expense (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Selling, general and administrative expense	$48.1	$44.4	$127.8	$134.7
Unallocated interest (income) expense, net	(1.4)	(2.4)	(2.9)	5.0
Other expense (income) (including eliminations)	(0.3)	0.1	0.7	1.3

SG&A, Unallocated Interest and Other

SG&A was $6.9 million lower for the first nine months of 2016 compared to the prior year, primarily due to lower pension, compensation and information technology expenses. The decrease in pension expense was driven by the change in accounting estimate discussed in "Note 2. Basis of Presentation" in Part I, Item 1 of this Form 10-Q. This was partially offset by a settlement accounting adjustment in the current year attributable to lump sum payments elected by eligible retirees as part of a voluntary early retirement program offered in 2015. The decrease in compensation expense was driven by fewer employees, resulting from the closure of the San Francisco office in the prior year and the impact of the early retirement program taking effect in the current year. IT costs were lower due to timing of purchases. SG&A was $3.7 million higher for the third quarter of 2016 compared to the prior year, largely due to the pension settlement accounting adjustment noted above.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any period is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations. Other expense and eliminations was $0.6 million lower for the first nine months of 2016 and $0.4 million lower for the third quarter of 2016 compared to the prior year, both largely due to the impacts of foreign exchange on a foreign pension plan.

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

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2016, we had an unrestricted cash balance of $211.5 million.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2016	2015
Principal sources of cash
Net cash provided by operating activities	$433.0	$312.0
Portfolio proceeds	170.6	298.2
Other asset sales	18.6	16.2
Proceeds from sale-leasebacks	82.5	—
Proceeds from issuance of debt, commercial paper, and credit facilities	801.8	748.8
	$1,506.5	$1,375.2
Principal uses of cash
Portfolio investments and capital additions	$(442.6)	$(498.3)
Repayments of debt, commercial paper, and credit facilities	(801.2)	(703.4)
Purchases of leased-in assets	(116.5)	(118.4)
Payments on capital lease obligations	(3.4)	(2.7)
Stock repurchases	(95.1)	(105.0)
Dividends	(51.2)	(51.9)
	$(1,510.0)	$(1,479.7)

Net cash provided by operating activities of $433.0 million increased $121.0 million compared to 2015. The increase was driven by higher fee income, primarily residual sharing income, and lower operating lease payments.
Portfolio proceeds for the first nine months of 2016 of $170.6 million decreased by $127.6 million compared to 2015, primarily due to proceeds received in the prior year from the repayment of a loan. In January 2015, AAE Cargo AG repaid its outstanding loan in the amount of €67.5 million ($76.4 million). In addition, portfolio proceeds were lower as a result of fewer railcars sold.
Rail North America completed a sale-leaseback financing for 574 railcars in the first nine months of 2016.
Proceeds from the issuance of debt for the first nine months of 2016 were $801.8 million (net of discount, hedges and debt issuance costs). In 2016, $700 million of unsecured debt was issued, including a $350 million 10-year unsecured offering, a $200 million 5-year unsecured financing, and a $150 million 50-year unsecured offering. Additionally, $125 million was drawn and subsequently repaid on a new $250 million railcar facility. Debt repayments of $801.2 million for the first nine months of 2016 were $97.8 million higher than prior year. Each year included scheduled maturities and early retirements of debt. In 2015, repayments included $292.7 million in Europe.
Portfolio investments and capital additions primarily consist of purchases of operating assets and capitalized asset improvements. See individual segment discussions for further information on investment volume.
In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. As of September 30, 2016, 2.2 million shares had been acquired for $95.0 million, excluding commissions paid.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the nine months ended September 30, 2016:

	North America (1)	Europe (2)
Balance as of September 30 (in millions)	$—	$5.1
Weighted average interest rate	n/a	0.9%
Euro/dollar exchange rate	n/a	1.12

Average daily amount outstanding year to date (in millions)	$0.7	$15.5
Weighted average interest rate	0.7%	0.6%
Average euro/dollar exchange rate	n/a	1.12

Average daily amount outstanding during 3rd quarter (in millions)	$0.7	$12.5
Weighted average interest rate	0.8%	0.6%
Average euro/dollar exchange rate	n/a	1.12

Maximum daily amount outstanding year to date (in millions)	$20.0	$31.2
Applicable euro/dollar exchange rate	n/a	1.11
_________
(1) Short-term borrowings in North America are comprised of commercial paper issued in the US.
(2) Short-term borrowings in Europe are comprised of borrowings under bank credit facilities.
Revolving Credit Facility
In the second quarter of 2016, we entered into a new $600 million, 5-year unsecured credit facility with terms and conditions similar to the prior $575 million facility, which was terminated. As of September 30, 2016, the full $600 million was available under the facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2016, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of September 30, 2016, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

Contractual Commitments
The following table shows our contractual commitments, including debt principal amounts, lease payments, and portfolio investments at September 30, 2016 (in millions):

	Payments Due by Period
	Total	2016 (1)	2017	2018	2019	2020	Thereafter
Recourse debt	$4,234.4	$1.4	$302.8	$520.2	$550.0	$350.0	$2,510.0
Commercial paper and credit facilities	5.1	5.1	—	—	—	—	—
Capital lease obligations	16.4	0.4	2.8	1.6	11.6	—	—
Operating leases	633.1	7.0	90.4	82.8	79.7	74.3	298.9
Portfolio investments (2)	1,322.1	148.5	506.7	344.8	322.1	—	—
	$6,211.1	$162.4	$902.7	$949.4	$963.4	$424.3	$2,808.9
_________
(1) For remainder of the year.
(2) Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. The amount shown for 2017 includes $14.8 million related to an option we exercised to purchase 556 railcars that are currently on lease and $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2016. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Total assets (GAAP)	$6,884.9	$6,894.2	$7,062.0	$7,090.6	$7,089.3
Off-balance sheet assets:
Rail North America	530.9	488.7	447.3	443.3	478.9
ASC	8.0	6.8	7.1	5.7	4.2
Total off-balance sheet assets	$538.9	$495.5	$454.4	$449.0	$483.1

Total assets, as adjusted (non-GAAP)	$7,423.8	$7,389.7	$7,516.4	$7,539.6	$7,572.4

Shareholders’ Equity	$1,269.0	$1,280.2	$1,305.3	$1,308.5	$1,371.5

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2015	December 31 2015	March 31 2016	June 30 2016	September 30 2016
Debt, net of unrestricted cash:
Unrestricted cash	$(116.0)	$(202.4)	$(216.2)	$(177.6)	$(211.5)
Commercial paper and bank credit facilities	18.1	7.4	17.9	28.5	5.1
Recourse debt	4,251.4	4,171.5	4,304.3	4,298.8	4,204.4
Nonrecourse debt	9.2	6.9	4.7	2.3	—
Capital lease obligations	3.6	18.4	16.9	16.6	15.1
Total debt, net of unrestricted cash (GAAP)	4,166.3	4,001.8	4,127.6	4,168.6	4,013.1
Off-balance sheet recourse debt	493.5	495.5	454.4	449.0	483.1
Off-balance sheet nonrecourse debt	45.4	—	—	—	—
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,705.2	$4,497.3	$4,582.0	$4,617.6	$4,496.2

Total recourse debt (1)	$4,650.6	$4,490.4	$4,577.3	$4,615.3	$4,496.2
Shareholders' Equity	$1,269.0	$1,280.2	$1,305.3	$1,308.5	$1,371.5
Recourse Leverage (2)	3.7	3.5	3.5	3.5	3.3
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of restricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income (GAAP)	$95.7	$39.5	$226.2	$147.1

Adjustments attributable to consolidated income, pretax:
Net loss (gain) on wholly owned Portfolio Management marine investments (1)	0.3	23.5	(2.4)	23.5
Total adjustments attributable to consolidated income, pretax	$0.3	$23.5	$(2.4)	$23.5
Income taxes, thereon based on applicable effective tax rate	$(0.1)	$(8.8)	$0.9	$(8.8)

Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (1)	(0.6)	11.9	(0.6)	11.9
Income tax rate change (2)	(3.9)	—	(3.9)	—
Total adjustments attributable to affiliates' earnings, net of taxes	$(4.5)	$11.9	$(4.5)	$11.9

Net income, excluding tax adjustments and other items (non-GAAP)	$91.4	$66.1	$220.2	$173.7
________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Deferred income tax adjustment due to an enacted statutory rate decrease in the United Kingdom in the third quarter of 2016.

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Diluted earnings per share (GAAP)	$2.36	$0.91	$5.49	$3.33
Adjustments attributable to consolidated income, net of taxes:
Net loss (gain) on wholly owned Portfolio Management marine investments	—	0.34	(0.04)	0.34
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate	(0.02)	0.27	(0.01)	0.27
Income tax rate change	(0.10)	—	(0.10)	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$2.25	$1.52	$5.35	$3.94
________
(*) Sum of individual components may not be additive due to rounding.

Impact of Tax Adjustments and Other Items on Return on Equity:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Return on Equity (GAAP)	7.1%	3.1%	17.1%	11.4%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	6.8%	5.2%	16.6%	13.4%

The following table show our net income and return on equity, excluding tax adjustments and other items for the trailing twelve months ended September 30 (in millions):

	2016	2015
Net income (GAAP)	$284.4	$205.6
Adjustments attributable to consolidated income, pretax:
Net (gain) loss on wholly owned Portfolio Management marine investments (1)	(16.7)	23.5
Early retirement program (2)	9.0	—
Total adjustments attributable to consolidated income, pretax	$(7.7)	$23.5
Income taxes, thereon based on applicable effective tax rate	$2.8	$(8.8)

Other income tax adjustments attributable to consolidated income:
Income tax rate changes (3)	14.1	—
Total other income tax adjustments attributable to consolidated income	$14.1	$—

Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (1)(4)	(0.6)	11.9
Income tax rate changes (5)	(11.6)	—
Total adjustments attributable to affiliates' earnings, net of taxes	$(12.2)	$11.9

Net income, excluding tax adjustments and other items (non-GAAP)	$281.4	$232.2
________

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Expenses associated with an early retirement program offered to certain eligible employees.

(3)	Deferred income tax adjustment attributable to an increase of our effective state income tax rate.

(4)	Pre-tax loss of $19.0 million, net of a tax benefit of $7.1 million, based on the affiliate's effective tax rate in 2015.

(5)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom.

	2016	2015
Return on Equity (GAAP)	21.5%	15.8%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	21.3%	17.9%

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. The following is a summary of stock repurchases completed by month for the quarter ended September 30, 2016. As of September 30, 2016, $205.0 million remains available under the repurchase authorization.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2016	178,000	$44.17	178,000	$222.1 million
August 2016	385,731	$44.43	385,731	$205.0 million
Total	563,731	$44.35	563,731
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

Date: October 31, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Consolidated Financial Statements.