Form 10-K
period 2016-12-31
GATX CORP
filed 2017-02-22
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.8 billion as of June 30, 2016.

As of January 31, 2017, 39.4 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 24, 2017	PART III

GATX CORPORATION
2016 FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. These statements include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” and “would”, and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

The following factors, in addition to those discussed under "Risk Factors", and elsewhere in this report and in our other filings with the US Securities and Exchange Commission ("SEC"), could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars
•
inability to maintain our assets on lease at satisfactory rates due to oversupply of railcars in the market or other changes in supply and demand
•
weak economic conditions and other factors that may decrease demand for our assets and services
•
decreased demand for portions of our railcar fleet due to adverse changes in the price of, or demand for, commodities that are shipped in our railcars
•
higher costs associated with increased railcar assignments following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•
financial and operational risks associated with long-term railcar purchase commitments
•
reduced opportunities to generate asset remarketing income
•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”)
•
fluctuations in foreign exchange rates

•
failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•
improvements in railroad efficiency that could decrease demand for railcars
•
the impact of regulatory requirements applicable to tank cars carrying crude, ethanol, and other flammable liquids
•
asset impairment charges we may be required to recognize
•
deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•
competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•
risks related to international operations and expansion into new geographic markets
•
changes in, or failure to comply with, laws, rules, and regulations
•
inability to obtain cost-effective insurance
•
environmental remediation costs
•
inadequate allowances to cover credit losses in our portfolio
•
inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we,""us,""our," and similar terms), a New York corporation founded in 1898, is the leading global railcar lessor, owning fleets in North America, Europe, and Asia. In addition, we operate the largest fleet of US-flagged vessels on the Great Lakes and jointly with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

The following description of our business should be read in conjunction with the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. For geographic and financial information relating to each of our reportable segments, see "Note 21. Foreign Operations" and "Note 23. Financial Data of Business Segments" included with our consolidated financial statements.

At December 31, 2016, we had total assets of $7.6 billion, comprised largely of railcars. This amount includes $0.5 billion of off-balance sheet assets, primarily railcars that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 146,300 railcars is one of the largest railcar lease fleets in the world. With more than a century of rail industry experience, we offer customers leasing, maintenance, asset, financial, and management expertise. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and freight cars in India and Russia. We also have an ownership interest in an affiliate investment that owns approximately 2,200 railcars, and we actively manage approximately 400 railcars for other third-party owners. The following table sets forth our worldwide rail fleet data as of December 31, 2016:

	Tank Railcars	Freight Railcars (1)	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
Rail North America	60,916	61,312	122,228	2,219	418	124,865	660
Rail International	22,502	1,567	24,069	—	7	24,076	—
	83,418	62,879	146,297	2,219	425	148,941	660

Our rail customers primarily operate in the petroleum, chemical, food/agriculture and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship more than 550 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty and Acid Tank Cars	Specialty Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars
Principal Industries Served	Petroleum	Petroleum	Chemical	Plastics	Agriculture	Energy	Food
	Agriculture	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods
	Construction			Industrial	Industrial	Construction	Forest Products
	Food				Construction	Forest Products	Packaging
	Chemical						Construction

Principal Commodities	Refined Petroleum Products	Natural Gas Liquids	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages
	Fertilizer	Propylene	Molten Sulfur	Flour	Sand	Finished and Scrap Steel	Paper and Packaging
	Crude Oil	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Grain	Aggregates	Lumber and Building Products
	Ethanol		Caustic Soda	Starch	Cement	Coke	Freight - All Kinds
	Vegetable Oil		Phosphoric Acid	Carbon Black	Soda Ash	Woodchips

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and property insurance, and provides administrative and other ancillary services. These railcars have estimated useful economic lives of 27 to 45 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 900 customers. In 2016, no single customer accounted for more than 6% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 24% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from three to ten years, although leases may be for longer or shorter terms depending on market conditions. The average remaining lease term of the North American fleet was approximately three years as of December 31, 2016. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, the CIT Group, Trinity Industries Leasing Company, and SMBC Rail Services, LLC. Rail North America competes primarily on the basis of lease rate, maintenance capabilities, customer relationships, engineering expertise, and availability of railcars.

Rail North America can purchase new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., National Steel Car Ltd., Freightcar America, and The Greenbrier Companies. We also acquire railcars in the secondary market. During 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet"). In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2016, 3,173 railcars have been ordered, of which 776 railcars have been delivered. Pursuant to the terms of the agreement, the parties conducted a review of the contract pricing in January 2017 as it no longer reflected market rates. Based on this review, the parties agreed to reduce contract pricing for future orders pursuant to the terms of the agreement. Under a prior supply agreement with Trinity entered into in 2011, we ordered 12,500 newly built railcars, of which 12,313 railcars have been delivered as of December 31, 2016.

Rail North America also owns a fleet of locomotives, consisting of 631 older four-axle and 29 six-axle locomotives as of December 31, 2016. Locomotive customers are primarily Class I, regional, and short-line railroads and industrial users. Lease terms vary from month-to-month to 10 years. As of December 31, 2016, the average remaining lease term of the locomotive fleet was approximately six years. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include lease rates, customer service, maintenance, and availability.

Rail North America also remarkets rail assets, including assets managed for third parties and an affiliate. Remarketing activities related to GATX's owned fleet generate gains which may contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing safe, timely, efficient, and high quality maintenance for customers. Services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. At December 31, 2016, Rail North America’s maintenance network consisted of:

•	Six major maintenance facilities that can complete all types of maintenance services.

•	Four maintenance facilities that primarily focus on routine cleaning, repair, and regulatory compliance services.

•	Six customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•
Seventeen locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services, thus avoiding the need to send a railcar to a major maintenance facility.

The maintenance network is supplemented by a number of preferred third-party maintenance facilities. In certain cases, we have entered into fixed-capacity contracts with these third parties under which Rail North America has secured access to maintenance capacity. In 2016, wholly owned and third-party maintenance facilities performed approximately 62,000 service events, including multiple independent service events for the same car. In 2016, third-party maintenance network expenses accounted for approximately 45% of Rail North America’s total maintenance network expenses (excludes repairs performed by railroads). Approximately 75% of the maintenance on our tank cars and specialty freight cars is performed internally.

Our maintenance activities are substantially dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. Additionally, our customers periodically require services that are not included in the full-service lease agreement, such as repair of railcar damage. We also provide maintenance services to one of our affiliates, as noted below. Revenue earned from these types of maintenance services is recorded in other revenue.

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2016, Adler owned approximately 2,200 railcars in North America consisting of freight cars with an average age of approximately twelve years.

Southern Capital Corporation LLC (“SCC”) was a 50% owned joint venture with the Kansas City Southern Railroad, formed in 1996. During 2014 and 2015, SCC sold its remaining railcars and locomotives.

RAIL INTERNATIONAL

Rail International is composed of our wholly owned European operations ("GATX Rail Europe" or "GRE"), a wholly owned railcar leasing business in India ("Rail India"), and our operations in Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements. These railcars have estimated useful lives of 30 to 40 years and an average age of approximately 18 years. GRE has a diverse customer base with approximately 220 customers. In 2016, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 60% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2016, the average remaining lease term of the European fleet was approximately two years. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Nacco, a subsidiary of CIT Group Inc, Wascosa AG, and On Rail.

GRE acquires new railcars primarily from Astra Rail Industries S.R.L., Legios Loco a.s., and Feldbinder Spezialfahrzeugwerke GmbH. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2016, GRE has a firm commitment to acquire approximately 400 newly manufactured railcars to be delivered in 2017.

Rail India began operations in 2012 as the first company registered to lease railcars under the Indian Railways Wagon Leasing Scheme. In 2016, Rail India focused on pursuing investment opportunities in new and existing flat wagons, diversification of its fleet, and developing relationships with customers, suppliers and the Indian Railways. As of December 31, 2016 Rail India owned 777 railcars with estimated useful lives of 20-25 years. Rail India's lease terms, all of which are net leases, generally range from one to ten years and as of December 31, 2016, the average remaining lease term of the Indian fleet was approximately four years. In 2017, Rail India expects to continue to pursue investment opportunities to diversify and grow its fleet.

In 2016, Rail Russia focused on managing its small fleet, while developing relationships with potential, future customers. As of December 31, 2016, Rail Russia owned 170 railcars. In 2017, Rail Russia plans to expand its customer base and to pursue investment opportunities to grow its fleet.

Maintenance

GRE operates maintenance facilities in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third-party repair facilities, which in 2016 accounted for approximately 41% of GRE's fleet repair costs.

Similar to our Rail North America segment, Rail International's customers periodically require maintenance services that are not included in the full-service lease agreement. For GRE, these services are generally related to the repair of damages by customers and railways. Revenue earned from these maintenance activities is recorded in other revenue.

In India, all railcar maintenance is performed by the Indian Railways or an authorized third-party provider, in accordance with regulatory requirements.

Affiliates

In 2012, IMC-GATX Financial Leasing (Shanghai) Co., Ltd. (“IMC-GATX China”) was established as a 50% owned China-based joint venture between GATX and IMC Pan Asia Alliance Group (“IMC”) to pursue investing opportunities in rail or other equipment. IMC is a well-established shipping enterprise with experience operating in China and was also our partner in a marine joint venture until we sold our interest in 2015. We have made the determination to exit the joint venture and are in discussions with IMC to dispose of our interest in IMC-GATX China.

ASC

ASC operates the largest fleet of US-flagged vessels on the Great Lakes and strives to attain the highest levels of safety, delivery efficiency, and environmental stewardship. ASC provides waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone, which serve end markets that include steel making, domestic automobile manufacturing, electricity generation, and non-residential construction. Customer service, primarily in the form of scheduling flexibility, reliability, and operating safety, is key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, vessels may commence operations during March and continue to operate into January of the following year.

At December 31, 2016, ASC’s fleet consisted of 17 vessels with a net book value of $233.9 million and $2.6 million of off-balance sheet assets. All vessels are environmentally and operationally compliant. Fourteen of the vessels are diesel powered, have an average age of 39 years, and estimated useful lives of 65 years. Two steam powered vessels were built in the 1940s and 1950s and have estimated remaining useful lives of three years. The other vessel in ASC's fleet is a diesel-powered articulated tug-barge built in 2012, which is leased by ASC under an operating lease that expires in April 2017. ASC has made the decision to return the vessel at lease expiration. For 2017, fifteen of ASC’s vessels are generally available for both service contracts and spot business; the remaining vessel is dedicated to a time charter agreement that is scheduled to expire following the 2018 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without shore-side assistance. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2016, ASC served 25 customers with the top five customers accounting for 83% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2016:

Great Lakes Vessels	Length (feet)	Capacity (gross tons)
M/V American Spirit	1004'	62,400
M/V Burns Harbor	1000'	80,900
M/V Indiana Harbor	1000'	80,900
M/V Walter J. McCarthy, Jr	1000'	80,900
M/V American Century	1000'	78,850
M/V American Integrity	1000'	78,850
M/V St. Clair	770'	44,800
M/V American Mariner	730'	37,300
M/V H. Lee White	704'	35,400
M/V John J. Boland	680'	34,000
M/V Adam E. Cornelius	680'	29,200
M/V Buffalo	634'-10"	24,300
M/V Sam Laud	634'-10"	24,300
M/V American Courage	634'-10"	23,800
Str. American Victory	730'	26,300
Str. American Valor	767'	25,500
Ken Boothe and Lakes Contender (articulated tug-barge) (1)	740'	34,000
________
(1) ASC operates the vessel pursuant to a lease agreement that expires in April, 2017, at which time the vessel will be returned to the lessor.

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume and may also be supplemented with additional spot volume opportunities. In 2016, ASC operated 11 vessels and carried 25.4 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements.

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

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of the marine investments within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. The six chemical parcel tankers, the majority of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture were sold during 2015 and 2016, with the remainder expected to be sold in 2017. See the Portfolio Management section in Part II, Item 7 of this Form 10-K for further details.

Investment Portfolio

Other
3%
Marine Equipment
34%
Aircraft Spare
Engine Leasing
Affiliates
63%

Aggregate Net Book Value of $593.5 million

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Owned Assets	Affiliate Investments	Managed Assets
2016	$218.2	$375.3	$51.8
2015	301.4	335.1	114.5
2014	474.6	338.7	64.1

Owned and Managed Assets

Portfolio Management's wholly owned portfolio consists of marine assets operating in pooling arrangements, assets subject to operating and finance leases, and secured loans. As of December 31, 2016, $45.6 million of the owned assets were held for sale. Upon completion of the disposal of these assets, Portfolio Management's remaining owned assets will consist primarily of five liquefied gas carrying vessels operating under a pooling arrangement.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets.

Affiliates

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a group of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2016, the RRPF affiliates, in aggregate, owned 407 engines, of which 211 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of

December 31, 2016, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Cardinal Marine Investments LLC (“Cardinal Marine”) was a 50% owned marine joint venture with IMC Holdings, a subsidiary of IMC. IMC is a leading Asia-focused integrated maritime and industrial solutions provider with diversified interests in dry and liquid bulk shipping, ship and crew management, offshore and marine engineering, oil and gas assets, and services and logistics. Cardinal Marine owned five chemical parcel tankers (each with 45,000 dead weight tons carrying capacity) that operated under a pooling arrangement with IMC's other chemical tankers in support of the movement of liquid bulk chemicals in the Middle East Gulf/Far East and US Gulf/Far East trades. In 2015, we sold our interest in this joint venture to our partner, IMC Holdings.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2016, we employed 2,260 persons, of whom approximately 43% were union workers covered by collective bargaining agreements.

See "Note 13. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the US and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2016, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	57
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	53
James F. Earl	Executive Vice President and President, Rail International	2012	60
Thomas A. Ellman	Executive Vice President and President, Rail North America	2013	48
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	62
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	49
Michael T. Brooks	Senior Vice President and Chief Operations Officer, Rail North America	2016	47
James M. Conniff	Senior Vice President, Human Resources	2014	59
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	57
Paul F. Titterton	Senior Vice President and Chief Commercial Officer, Rail North America	2015	41
Eric D. Harkness	Vice President, Treasurer and Chief Risk Officer	2012	44
Jeffery R. Young	Vice President and Chief Tax Officer	2015	54

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

•
Mr. Brooks was elected Senior Vice President and Chief Operations Officer, Rail North America in April 2016. Previously, Mr. Brooks served as Senior Vice President, Operations and Technology since June 2013 and Senior Vice President and Chief Information Officer from January 2008 to June 2013. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

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

•
Mr. Titterton has served as Senior Vice President and Chief Commercial Officer, Rail North America since April 2015. Previously, Mr. Titterton served as Vice President and Chief Commercial Officer from June 2013 to April 2015, Vice President and Group Executive, Fleet Management, Marketing and Government Affairs from December 2011 to June 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of increasingly responsible positions since joining the company in 1997.

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

•
Mr. Young has served as Vice President and Chief Tax Officer since January 2015. Previously, Mr. Young served as Vice President of Tax from 2007 to January 2015 and as Director of Tax from 2003 to 2007. Prior to joining GATX, Mr. Young spent twenty years in a variety of tax related positions in public accounting and the financial services industry.

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

Item 1A.  Risk Factors

Investors should consider the risk factors described below as well as other information contained in this filing or our other filings with the US Securities and Exchange Commission before investing in our securities. If any of the events described in the risk factors below occur, our business, financial condition and results of operations could be materially adversely affected.

We have been and may continue to be involved in various types of litigation, including claims for personal injury, property damage, environmental damage, and other claims arising from an accident involving our railcars.

The nature of our business and our assets potentially exposes us to significant personal injury and property damage claims and litigation, environmental claims, or other types of lawsuits inside and outside the US. Customers use certain types of our railcars to transport flammable liquids and other hazardous materials, and an accident involving our railcars could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injuries or the loss of life. If we do not maintain railcars in compliance with governmental regulations and industry rules, we could be subject to fines, penalties, and claims for personal injury, property damage, and environmental damage. In some jurisdictions, an accident can give rise to both civil and criminal liabilities for us and, in some cases, our employees. In the event of an unfavorable outcome, we could be subject to substantial penalties or monetary damages, including criminal penalties and fines, and our employees who are named as criminal defendants in any such litigation may be subject to incarceration and fines. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, cash flows, and reputation.

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

Weak economic conditions and other factors may decrease customer demand for our assets and services and negatively impact our business and results of operations.

We rely on continued demand from our customers to lease our railcars. Demand for these assets and services depends on the markets for our customers’ products and services and the strength and growth of their businesses. Some of our customers operate in cyclical markets, such as the steel, energy, chemical, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

Additional factors, such as changes in harvest or production volumes, changes in supply chains, choices in types of transportation assets, availability of pipelines or other modes of transportation, and other operational needs may also influence customer demand for our assets. Demand for our marine assets and shipping services also depends on many of the factors discussed above. Significant declines in customer demand for our assets and services could adversely affect our financial performance.

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

Adverse changes in the price of, or demand for, commodities could reduce demand for our railcars and have a negative impact on our results of operations.

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of railcars in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives that are not delivered by rail. In each case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity.

Demand for railcars that are used to transport crude oil and related products, including commodities used in drilling operations and commodities produced by refineries, is dependent on the demand for these commodities. While only about 1.4% of our worldwide fleet is engaged in the shipment of crude oil, approximately 21% of our North American fleet is leased to refiners and other petroleum-related customers, making them an important source of our worldwide revenue. Sustained low oil prices have caused and may continue to cause oil producers to curtail the drilling of new wells or cease production at certain existing wells that are uneconomical to operate at current crude price levels. Reduced oil drilling activity has resulted in and may continue to result in decreased demand for our railcars used to transport the commodities used in drilling operations, such as frac sand and fracking chemicals, and the commodities produced by drilling operations, including crude oil and natural gas liquids. Market conditions unfavorable to refiners could result in decreased shipments of refined products such as gasoline, diesel fuel, petrochemicals and natural gas liquids. Sustained low prices for crude oil and/or the existence of unfavorable market conditions for North American refiners could reduce (and in some cases have already reduced) customer demand for our railcars and negatively impact revenue and our results of operations.

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

Decreases in customer demand for our railcars could increase the number of leases that are not renewed upon expiration, resulting in the early return of railcars. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers. A significant increase in the number of railcars requiring maintenance may negatively affect our operations and substantially increase maintenance and other related costs. In addition, low demand for certain types of railcars in our fleet may make those railcars more difficult to lease to new customers if they are returned at the end of their existing leases or following a customer default, which could negatively affect our results of operations.

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

We generally derive our revenues from a variety of asset types, customers, industries, and geographic locations. However, from time to time we could have a large investment in a particular asset type, a large revenue stream associated with a particular customer or industry, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a specific asset type, customer, industry, or region in which we have a concentrated exposure could negatively impact our results of operations.

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

GATX and Rolls-Royce plc (“Rolls Royce”) each own 50% of fifteen domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. The RRPF affiliates contribute significantly to our financial results. If the financial or operating performance of the RRPF affiliates deteriorates, our results of operations and cash flows could be negatively affected.

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

Rules in the US and Canada applicable to tank cars carrying crude oil, ethanol, and other flammable liquids have negatively impacted and may continue to negatively impact our tank car fleet in flammable liquids service.

In 2015, legislators and regulatory authorities in the US and Canada adopted legislation and regulations that revised the design standards for tank cars used to transport various flammable liquids. Existing tank cars in flammables service that were built prior to the adoption of the revised design standards must be modified or removed from service between November, 2016, and May, 2029, depending on the type of car, the type of commodity carried, and whether the car is used in the US, Canada, or both countries. We have a fleet of approximately 122,000 railcars in North America, including approximately 12,200 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 3,800 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected cars tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits. We have recognized an impairment charge on approximately 2,400 of the affected railcars to write them down to their estimated fair value, and we could incur additional impairment charges in the future. The additional costs to modify certain tank cars and the cost of retiring tank cars early could have an adverse impact on our business and results of operations.

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

We generate a significant amount of our net income outside the United States. In recent years, we have increased our focus on international rail growth and expansion into select emerging markets as a means to grow and diversify earnings. Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•Noncompliance with US laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act
•Noncompliance with a variety of foreign laws and regulations
•Failure to properly implement changes in tax laws and the interpretation of those laws

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
•Fluctuations in currency values
•Sudden changes in foreign currency exchange controls
•Discriminatory or conflicting fiscal policies
•Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions
•Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base
•Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business

•
Nationalization or confiscation of assets by foreign governments, and imposition of additional or new tariffs, quotas, trade barriers, and similar restrictions on our operations outside the United States.

Our rail and marine assets and operations are subject to various laws, rules, and regulations. If these laws rules, and regulations change or we fail to comply with them, it could have a significant negative effect on our business and profitability.

Our rail and marine operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In North America, our railcar fleet and operations are subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the US Department of Transportation, the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and our railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

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

Our assets primarily consist of long-lived assets such as railcars and marine vessels. The carrying value of these assets in our financial statements may sometimes differ from their fair market value. These valuation differences may be positive or negative and could be material based on market conditions and demand for certain assets.

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

Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address greenhouse gas emissions and climate change could negatively impact our customers and business. For example, restrictions on emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to lease our assets. In addition, railcars in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. New government regulations could also increase our operating costs and compliance with those regulations could be costly. Potential consequences of laws, rules, or regulations addressing climate change could have an adverse effect on our financial position, results of operations, and cash flows.

A small number of shareholders could significantly influence our business.

Four shareholders collectively control more than 50% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks, which could lead to the following:

•
Legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction or operation of railcars and marine vessels

•A decrease in demand for rail and marine services
•Lower utilization of rail and marine equipment
•Lower rail lease and marine charter rates
•Impairments of rail and marine assets
•Capital market disruption, which may raise our financing costs or limit our access to capital
•Liability or losses resulting from acts of terrorism involving our assets
•A downturn in the commercial aviation industry, which could lead to adverse financial results for our RRPF affiliates.

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

As of December 31, 2016, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Camp Minden, Louisiana
Houston, Texas	Hearne, Texas	Copperhill, Tennessee
Calgary, Alberta	Waycross, Georgia	Crown Point, Indiana
Mexico City, Mexico	Montreal, Quebec	Donaldsonville, Louisiana
	Moose Jaw, Saskatchewan	Galena Park, Texas
	Red Deer, Alberta	Lake Charles, Louisiana
Lakeland, Florida
	Maintenance Facilities	Macon, Georgia
	Kansas City, Kansas	Mobile, Alabama
	Plantersville, Texas	Olympia, Washington
	Terre Haute, Indiana	Sioux City, Iowa
	Sarnia, Ontario	Clarkson, Ontario
Edmonton, Alberta
	Customer Site Locations	Montreal, Quebec
	Aurora, North Carolina	Quebec City, Quebec
	Catoosa, Oklahoma	Red Deer, Alberta
	Donaldsonville, Louisiana	Sarnia, Ontario
Freeport, Texas
Geismar, Louisiana
Yazoo City, Mississippi

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Düsseldorf, Germany	Hannover, Germany	Płock, Poland
Hamburg, Germany	Ostróda, Poland
Leipzig, Germany
Moscow, Russia
Gurgaon, India
Paris, France
Vienna, Austria
Warsaw, Poland

American Steamship Company

Duluth, Minnesota
Toledo, Ohio
Williamsville, New York

Portfolio Management

Chicago, Illinois

Item 3.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol GATX. We had approximately 1,849 common shareholders of record as of January 31, 2017. The following table shows the reported high and low sales price of our common shares and the dividends declared per share for each of the quarters in 2016 and 2015:

					2016	2015
	2016	2016	2015	2015	Dividends Declared	Dividends Declared
Common Stock	High	Low	High	Low
First quarter	$50.66	$35.12	$63.36	$52.67	$0.40	$0.38
Second quarter	50.80	41.98	61.41	53.10	0.40	0.38
Third quarter	47.98	40.83	53.72	42.94	0.40	0.38
Fourth quarter	64.17	42.65	50.56	37.95	0.40	0.38

Issuer Purchases of Equity Securities

On January 29, 2016, our board of directors authorized a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or shares of common stock, and may be suspended or discontinued at any time. During 2016, we repurchased 2.7 million shares for $120.0 million under this program. As of December 31, 2016, $180.0 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2016 (in millions, except per share amounts):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
November 1, 2016 - November 30, 2016	450,757	$49.41	450,757	$182.7
December 1, 2016 - December 31, 2016	48,007	$56.85	48,007	$180.0
Total	498,764	$50.12	498,764

Equity Compensation Plan Information as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,273,247 (1)	$46.73 (2)	1,088,201
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,273,247		1,088,201
__________

(1)	Consists of 1,188,635 stock appreciation rights, 459,600 non-qualified stock options, 232,459 performance shares, 203,130 restricted stock units and 189,423 phantom stock units.

(2)	The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2016, with the cumulative total return of the S&P 500, the S&P MidCap 400, and the Russell 3000. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the S&P 500, the S&P MidCap 400, and the Russell 3000 since those indices comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2011, and that all dividends were reinvested.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
GATX	$100.00	$102.05	$126.09	$142.07	$108.33	$162.15
S&P 500	100.00	115.98	153.51	174.47	176.88	197.98
S&P MidCap 400	100.00	117.80	157.20	172.48	168.73	203.67
Russell 3000	100.00	116.41	155.46	174.94	175.79	198.11

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

	2016	2015	2014	2013	2012
Results of Operations
Revenue	$1,418.3	$1,449.9	$1,451.0	$1,321.0	$1,243.2
Net gain on asset dispositions	98.0	79.2	87.2	85.6	79.5
Share of affiliates’ earnings (pretax)	53.1	45.4	67.8	92.3	21.6
Net income	257.1	205.3	205.0	169.3	137.3
Net income, excluding tax adjustments and other items (1)	235.9	234.9	205.0	164.8	133.8
Per Share Data
Basic earnings	6.35	4.76	4.55	3.64	2.93
Diluted earnings	6.29	4.69	4.48	3.59	2.88
Diluted earnings, excluding tax adjustments and other items (1)	5.77	5.37	4.48	3.50	2.81
Dividends declared	1.60	1.52	1.32	1.24	1.20
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$5,804.7	$5,698.4	$5,688.0	$5,070.3	$4,654.4
Investments in affiliated companies	387.0	348.5	357.7	354.3	502.0
Total assets	7,105.4	6,894.2	6,919.9	6,535.5	6,044.7
Off-balance sheet assets (1)	459.1	495.5	617.8	904.4	884.5
Short-term borrowings	3.8	7.4	72.1	23.6	273.6
Long-term debt and capital lease obligations	4,268.1	4,196.8	4,184.5	3,833.3	3,283.6
Shareholders’ equity	1,347.2	1,280.2	1,314.0	1,397.0	1,244.2
Other Data
Average number of common shares and common share equivalents	40.9	43.8	45.8	47.1	47.6
Net cash provided by operating activities	$626.1	$534.3	$449.2	$400.7	$370.2
Portfolio proceeds	$223.7	$482.2	$264.0	$385.3	$288.9
Portfolio investments and capital additions	$620.7	$714.7	$1,030.5	$859.6	$770.0
Recourse leverage	3.3	3.5	3.5	3.0	3.2
ROE	19.6%	15.8%	15.1%	12.8%	11.6%
ROE, excluding tax adjustments and other items (1)	18.0%	18.1%	15.1%	12.5%	11.3%
_________
(1) See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items, as well as a reconciliation to the most directly comparable GAAP measure.

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

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data):

	2016	2015	2014
Segment Revenues
Rail North America	$1,018.5	$1,006.8	$927.5
Rail International	189.0	180.4	198.9
ASC	154.2	170.2	227.2
Portfolio Management	56.6	92.5	97.4
	$1,418.3	$1,449.9	$1,451.0
Segment Profit
Rail North America	$321.9	$379.5	$321.0
Rail International	63.0	70.1	78.7
ASC	10.1	15.1	27.3
Portfolio Management	136.9	49.8	68.2
	531.9	514.5	495.2
Less:
Selling, general and administrative expense	174.7	192.4	189.2
Unallocated interest expense, net	(4.8)	5.3	5.4
Other, including eliminations	3.5	1.1	1.6
Income taxes ($5.7, ($0.5) and $18.3 related to affiliates' earnings)	101.4	110.4	94.0
Net Income	$257.1	$205.3	$205.0

Net income, excluding tax adjustments and other items	$235.9	$234.9	$205.0
Diluted earnings per share	$6.29	$4.69	$4.48
Diluted earnings per share, excluding tax adjustments and other items	$5.77	$5.37	$4.48

Return on equity	19.6%	15.8%	15.1%
Return on equity, excluding tax adjustments and other items	18.0%	18.1%	15.1%

Investment Volume	$620.7	$714.7	$1,030.5

2016 Summary

Net income was $257.1 million, or $6.29 per diluted share, for 2016 compared to $205.3 million, or $4.69 per diluted share, for 2015, and $205.0 million, or $4.48 per diluted share, for 2014. Results for 2016 include a net benefit of $21.2 million from tax adjustments and other items, compared to a net negative impact of $29.6 million in 2015 and no impact in 2014. (see "Non-GAAP Financial Measures" at the end of this item for further details).

•
At Rail North America, asset impairments, lower asset disposition gains, higher depreciation expense, and higher switching, freight and storage expenses were partially offset by higher lease revenue and fee income, resulting in a net decrease in segment profit in 2016.

•	At Rail International, segment profit in 2016 declined primarily due to higher maintenance expense and lower remarketing gains, partially offset by higher lease revenue and lower net litigation costs.

•
At ASC, segment profit was lower in 2016, largely due to lower volume and a reduction in higher-margin, long-haul shipments of various commodities, as well as expenses attributable to asbestos-related litigation reserves and lease termination costs.

•
At Portfolio Management, comparisons of reported results were impacted by the sale of marine investments in 2016 and 2015, as well as a settlement fee received in 2016 related to a residual value guarantee. Segment profit increased in 2016 primarily due to higher residual sharing gains on managed portfolio sales, partially offset by the absence of contributions from sold assets and lower income at our Rolls-Royce Partners Finance affiliates.

Total investment volume was $620.7 million in 2016, compared to $714.7 million in 2015 and $1,030.5 million in 2014.
2017 Outlook
For the second consecutive year, excess railcar supply, muted demand for certain railcar types, and increased railroad efficiency have combined to put pressure on lease rates for most car types. Despite these conditions, we believe that we are well positioned to continue to benefit from our North American fleet actions taken over the past few years. By extending average lease terms and optimizing our fleet mix, we have a relatively low number of leases scheduled for expiration in 2017. Our focus in 2017 will be to maintain high utilization. We will also focus on shortening lease terms to optimize our ability to reprice these leases when the market recovers. For 2017, we have already placed a majority of the cars to be delivered from our supply agreements. Our strong balance sheet also offers us flexibility to pursue secondary market acquisitions if attractive opportunities arise.

•
We expect Rail North America's segment profit in 2017 to decrease from 2016. We plan to invest in additional railcars during 2017 to add to our existing fleet; however lease revenue is expected to decline, driven by the impact of lower renewal rates and lower utilization. In addition, maintenance expense is expected to increase overall, as higher costs attributable to cars not renewed will be partially offset by lower scheduled maintenance and an increase in work performed within our own maintenance network. Finally, we expect remarketing income to be lower than 2016.

•
We anticipate Rail International's segment profit in 2017 to grow slightly compared to 2016 on a local currency basis. Higher lease revenue, resulting from modest fleet growth and continued strong utilization, as well as lower maintenance expenses, will drive this increase.

•
We expect ASC’s segment profit in 2017 to be higher than 2016. We anticipate higher revenue, due to similar tonnage carried at more favorable freight rates. In addition, operating expenses are expected to decrease, as we plan to have one fewer vessel in service during 2017 compared to 2016.

•
We believe Portfolio Management's segment profit in 2017 will be lower than 2016. We will benefit from the continuation of strong financial results at the Rolls-Royce Partners Finance affiliates; however, this will be offset by substantially lower remarketing income, as the magnitude of residual sharing fees received in 2016 will not be replicated.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to the changes in the composition of our segments, we modified segment leverage levels for 2016. The leverage levels for 2016 were 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. Prior to 2016, the leverage levels were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

At December 31, 2016, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 104,500 cars. Fleet utilization, excluding boxcars, was 98.9% at the end of 2016, compared to 99.1% at the end of 2015, and 99.2% at the end of 2014. Fleet utilization for approximately 17,700 boxcars was 93.8% at the end of 2016 compared to 97.7% at the end of 2015, and 92.7% at the end of 2014. In 2014, we acquired more than 18,500 boxcars from General Electric Railcar Services Corporation for approximately $340 million (the "Boxcar Fleet").

The downturn in the rail market continued in 2016, as the oversupply of railcars resulted in a challenging lease rate environment. During the year, the Lease Price Index (the "LPI", see definition below) decreased 20.3%, compared to increases of 32.2% in 2015, and 38.8% in 2014. Lease terms on renewals for cars in the LPI averaged 32 months in 2016, compared to 54 months in 2015, and 66 months in 2014. During 2016, an average of approximately 103,900 railcars, excluding boxcars, were on lease, compared to 106,000 in 2015, and 105,800 in 2014. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped in an effort to optimize the composition of our fleet. The decline in demand, and the resulting decline in lease rates, was broad-based, but was particularly severe among cars serving the energy markets.

During 2016, we recorded impairment losses of $31.2 million, including $29.8 million related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2016, 3,173 railcars have been ordered, of which 776 railcars have been delivered. Pursuant to the terms of the agreement, the parties conducted a review of the contract pricing in January 2017 as it no longer reflected market rates. Based on this review, the parties agreed to reduce contract pricing for future orders pursuant to the terms of the agreement. Under a prior supply agreement with Trinity entered into in 2011, we ordered 12,500 newly built railcars, of which 12,313 railcars have been delivered as of December 31, 2016.

As of December 31, 2016, leases for approximately 15,100 railcars in our term lease fleet and approximately 5,200 boxcars are scheduled to expire in 2017. These amounts exclude railcars on leases that are scheduled to expire in 2017 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2016	2015	2014
Revenues
Lease revenue	$935.1	$930.9	$864.1
Other revenue	83.4	75.9	63.4
Total Revenues	1,018.5	1,006.8	927.5

Expenses
Maintenance expense	266.5	264.2	265.5
Depreciation expense	231.8	215.1	190.0
Operating lease expense	67.6	82.2	103.7
Other operating expense	34.1	26.2	21.9
Total Expenses	600.0	587.7	581.1

Other Income (Expense)
Net gain on asset dispositions	16.6	67.2	72.3
Interest expense, net	(110.1)	(102.1)	(98.4)
Other expense	(3.6)	(5.2)	(7.2)
Share of affiliates' earnings (pretax)	0.5	0.5	7.9
Segment Profit	$321.9	$379.5	$321.0

Investment Volume	$495.6	$524.5	$810.6

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2016	2015	2014
Railcars	$815.0	$809.7	$764.5
Boxcars	80.6	83.6	64.7
Locomotives	39.5	37.6	34.9
	$935.1	$930.9	$864.1

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2016	2015	2014
Beginning balance	106,146	107,343	107,004
Cars added	3,519	3,762	3,453
Cars scrapped	(2,479)	(1,445)	(1,397)
Cars sold	(2,664)	(3,514)	(1,717)
Ending balance	104,522	106,146	107,343
Utilization rate at year end	98.9%	99.1%	99.2%
Active railcars at year end	103,329	105,164	106,500
Average (monthly) active railcars	103,900	105,987	105,791

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2016	2015	2014
Ending balance	17,706	18,429	19,021
Utilization rate at year end	93.8%	97.7%	92.7%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2016	2015	2014
Beginning balance	637	603	595
Locomotives added, net of scrapped or sold	23	34	8
Ending balance	660	637	603
Utilization rate at year end	93.3%	93.3%	99.3%
Active locomotives at year end	616	584	599
Average (monthly) active locomotives	605	589	590

Segment Profit

In 2016, segment profit was $321.9 million, compared to $379.5 million in 2015. The decrease was driven by lower asset disposition gains, which includes the impairment losses noted above, and higher depreciation expense, partially offset by higher lease revenue and fee income.

In 2015, segment profit was $379.5 million, compared to $321.0 million in 2014. The increase was driven by higher lease rates, a positive contribution from the full year impact of the Boxcar Fleet in 2015, and lower net maintenance expense, partially offset by higher depreciation expense and lower share of affiliates' earnings.

Revenues

In 2016, lease revenue increased $4.2 million, primarily due to revenue from new cars added to the fleet and higher utilization revenue, partially offset by the impact of fewer cars on lease. Other revenue increased $7.5 million due to higher lease termination fees. Fees in 2016 included approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return 200 crude oil railcars prior to the contractual end of an existing lease. The majority of these railcars were subsequently placed with other GATX customers. On occasion, customers may request relief from their lease commitments, particularly when underlying commodity markets turn down. However, our lease agreements do not include provisions for payment, and any such arrangement would be negotiated and dependent on achieving an optimal economic outcome.

In 2015, lease revenue increased $66.8 million, primarily due to higher lease rates across the fleet and a full year of revenue in 2015 from the acquired Boxcar Fleet. Other revenue increased $12.5 million, primarily due to higher repair revenue, mileage equalization revenue, and lease termination fees.

Expenses

In 2016, maintenance expense increased $2.3 million, primarily due to higher repair costs for the base fleet and lower costs eligible for capitalization for the boxcar fleet, partially offset by lower railroad repairs. Depreciation expense increased $16.7 million, largely due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $14.6 million, as a result of purchases of railcars previously on operating leases in both 2016 and 2015. Other operating expense increased $7.9 million, primarily due to higher switching, storage, and freight costs as a result of more cars being moved into storage.

In 2015, maintenance expense decreased $1.3 million, primarily due to lower tank car compliance maintenance, partially offset by higher costs attributable to the boxcar fleet. Depreciation expense increased $25.1 million, largely due to depreciation on new investments, including the Boxcar Fleet. Operating lease expense decreased $21.5 million, resulting from the purchase of railcars previously on operating leases in each year. Other operating expense increased $4.3 million, primarily due to higher switching, storage, and freight costs.

Other Income (Expense)

In 2016, net gain on asset dispositions decreased $50.6 million largely due to a combination of higher impairments of railcars, primarily railcars in flammable service, and lower disposition gains, as fewer railcars were sold in 2016. See Note 23."Financial Data of Business Segments", Item 8 of this Form 10-K, for further details of the components of net gains on asset dispositions and Note 9."Asset Impairments and Assets Held for Sale", Item 8 of this Form 10-K, for additional analysis regarding the impairment loss. The timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $8.0 million, due to a higher average debt balance and a higher average interest rates. Other expense decreased $1.6 million primarily due to a $1.9 million gain from the sale of an investment security in 2016.

In 2015, net gain on asset dispositions decreased $5.1 million, primarily due to lower scrapping proceeds, resulting from lower prices for scrap and fewer cars scrapped, as well as lower residual sharing gains, and higher impairments of railcars in 2015. These impacts were partially offset by higher gains on cars sold. Net interest expense increased $3.7 million, primarily due to higher average debt balances, partially offset by the impact of lower average interest rates. Share of affiliates' earnings decreased $7.4 million, primarily due to gains on dispositions of railcars at our Southern Capital affiliate in the prior year.

Investment Volume

During 2016, investment volume was $495.6 million compared to $524.5 million in 2015, and $810.6 million in 2014. We acquired approximately 3,465 railcars in 2016, compared to 3,790 railcars in 2015, and 3,570 railcars in 2014. Additionally, investments in 2014 included the purchase of the Boxcar Fleet of approximately 18,500 boxcars for approximately $340 million.

North American Rail Regulatory Matters

In 2015, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) issued regulations that established new design standards for tank cars in flammable liquids service (the “PHMSA Rules”). In addition to setting standards for newly built tank cars, the PHMSA regulations established standards for modifying existing tank cars in certain flammable liquids service and deadlines for modifying or removing those cars from service. The deadlines range from January 2018 to May 2029, depending on the type of car and the type of commodity carried. The regulations were subsequently modified by legislation adopted by Congress, and in August 2016, PHMSA adopted final regulations that incorporated the legislative mandates.

Transport Canada (“TC”) also issued rules establishing revised design standards for tank cars carrying flammable liquids in Canada (the “Canadian Rules”). The Canadian Rules established standards for newly built tank cars, standards for modifying existing cars flammable liquids service, and deadlines for modifying or removing cars from service. The Canadian deadlines range from November 2016 to May 2025, depending on the type of car and the type of commodity carried.

We have a fleet of approximately 122,000 railcars in North America, including approximately 12,200 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 3,800 are moving crude oil and ethanol. Over 90% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits. We recorded impairment losses on approximately 2,400 of these railcars, as noted above. See Note 9."Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K for further details.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to maintain stable utilization for its railcars and produced solid operating results in 2016. Railcar utilization for GRE was 95.6% at the end of 2016, compared to 95.8% at the end of 2015, and 95.9% at the end of 2014. GRE's results in 2016 continued to be impacted by higher wheelset costs, primarily due to a refurbishment program to address anti-corrosion paint issues on certain existing wheelsets. GRE is addressing this issue with the wheelset suppliers and is pursuing potential warranty remedies.

Rail India has continued to focus on investment opportunities and developing relationships with customers, suppliers and the Indian Railways. In 2016, Rail India did not add any new railcars, compared to 410 railcars added in 2015 and 184 railcars added in 2014. While Rail India had no new investments in 2016, it has entered into contracts to acquire additional railcars in 2017 and expects continued fleet growth and diversification throughout 2017.

Rail Russia has continued to focus on managing its small fleet and developing relationships with customers. In 2016, Rail Russia added 20 railcars to its fleet, compared to 150 railcars added in 2015 and none added in 2014. Rail Russia plans to expand its customer base and pursue investment opportunities to grow its fleet in 2017.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2016	2015	2014
Revenues
Lease revenue	$182.0	$172.9	$188.6
Other revenue	7.0	7.5	10.3
Total Revenues	189.0	180.4	198.9

Expenses
Maintenance expense	47.2	39.6	45.9
Depreciation expense	45.5	43.7	47.1
Other operating expense	5.3	5.1	5.1
Total Expenses	98.0	88.4	98.1

Other Income (Expense)
Net gain on asset dispositions	1.1	6.8	6.0
Interest expense, net	(29.7)	(22.4)	(24.7)
Other (expense) income	0.8	(6.0)	(3.1)
Share of affiliates' earnings (pretax)	(0.2)	(0.3)	(0.3)
Segment Profit	$63.0	$70.1	$78.7

Investment Volume	$87.1	$148.0	$163.6

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2016	2015	2014
Beginning balance	22,923	22,451	21,836
Cars added	879	1,421	1,672
Cars scrapped or sold	(680)	(949)	(1,057)
Ending balance	23,122	22,923	22,451
Utilization rate at year end	95.6%	95.8%	95.9%
Active railcars at year end	22,108	21,969	21,533
Average (monthly) active railcars	21,869	21,598	20,915

\

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In 2016, the value of the euro fluctuated; however, in aggregate, the changes did not have a meaningful impact on revenue or segment profit compared to 2015. In 2015, a weaker euro negatively impacted lease revenue by approximately $30.8 million and segment profit, excluding other income (expense), by approximately $16.1 million compared to 2014.

Segment Profit

In 2016, segment profit was $63.0 million, compared to $70.1 million in 2015. The decrease was largely due to higher maintenance expense, primarily as a result of higher wheelset costs, and the absence of a gain recognized on the sale of a workshop in 2015, partially offset by higher lease revenue and lower net legal defense costs.

In 2015, segment profit was $70.1 million, compared to $78.7 million in 2014. The decrease was largely due to the negative effects of foreign exchange.

Revenues

In 2016, lease revenue increased $9.1 million, primarily due to more cars on lease in 2016. Other revenue decreased $0.5 million, primarily due to the absence of interest income on a loan that was repaid in 2015.

In 2015, lease revenue decreased $15.7 million, due to the effects of a weaker euro, as noted above. The decrease was partially offset by additional cars on lease in 2015. Other revenue decreased $2.8 million, primarily due to the absence of interest income on a loan that was repaid in 2015.

Expenses

In 2016, maintenance expense increased $7.6 million, primarily due to the costs of wheelset replacements, as discussed above, and the higher cost of railcar revisions. Depreciation expense increased $1.8 million, driven by the impact of new cars added to the fleet. Other operating expense was comparable to prior year.

In 2015, maintenance expense decreased $6.3 million, primarily due to the effects of a weaker euro and lower costs at our European maintenance facilities, partially offset by the higher cost of railcar revisions. Depreciation expense decreased $3.4 million, largely due to the effects of a weaker euro, partially offset by the impact of new cars added to the fleet.

Other Income (Expense)

In 2016, net gain on asset dispositions decreased $5.7 million, primarily due to the absence of a gain recognized on the sale of a workshop in 2015 and lower railcar scrapping gains as a result of fewer railcars scrapped in 2016. Net interest expense increased $7.3 million, largely due to a higher average debt balance, resulting from an increase in segment leverage in 2016, partially offset by lower average interest rates. Other expense decreased $6.8 million, largely due to lower net legal costs resulting from insurance reimbursements received in 2016 for previously expensed legal defense costs.

In 2015, net interest expense decreased $2.3 million, driven by the effects of foreign exchange. Other expense increased $2.9 million, primarily due to higher legal costs in 2015 and the absence of income from a warranty settlement in 2014, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

Investment volume was $87.1 million in 2016, $148.0 million in 2015, and $163.6 million in 2014. During 2016, we acquired approximately 879 railcars compared to 1,980 railcars in 2015, and 1,860 railcars in 2014.

ASC

Segment Summary

In 2016, lower demand across most commodities, as well as a reduction in higher-margin, long-haul shipments, negatively impacted operating results. ASC carried 25.4 million net tons of freight and deployed 11 vessels in 2016 compared to 26.5 million net tons and 13 vessels in 2015 and 30.5 million net tons and 15 vessels in 2014.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2016	2015	2014
Revenues
Lease revenue	$4.2	$4.1	$4.2
Marine operating revenue	150.0	166.1	223.0
Total Revenues	154.2	170.2	227.2

Expenses
Maintenance expense	18.6	22.3	25.6
Marine operating expense	96.7	107.2	149.2
Depreciation expense	12.9	14.3	13.6
Operating lease expense	6.0	5.2	5.2
Total Expenses	134.2	149.0	193.6

Other Income (Expense)
Net loss on asset dispositions	—	(0.1)	(0.5)
Interest expense, net	(4.5)	(5.3)	(5.6)
Other expense	(5.4)	(0.7)	(0.2)
Segment Profit	$10.1	$15.1	$27.3

Investment Volume	$9.1	$20.3	$18.4
Total Net Tons Carried (000's)	25.4	26.5	30.5

\

Segment Profit

In 2016, segment profit was $10.1 million compared to $15.1 million in 2015. The decrease was driven by $5.0 million of expense related to an increased accrual for asbestos-related litigation and costs associated with the scheduled return of a leased vessel in 2017. In addition, lower demand across most commodities and fewer higher-margin, long-haul shipments of iron ore negatively impacted segment profit, which was partially offset by lower operating costs as a result of deploying two fewer vessels throughout most of 2016.

In 2015, segment profit was $15.1 million compared to $27.3 million in 2014. Both periods were unfavorably impacted by difficult operating conditions on the Great Lakes at the start of each sailing season. Additionally, results in 2015 were negatively impacted by lower shipments of higher-margin, long-haul iron ore.

Revenues

In 2016, marine operating revenue decreased $16.1 million, primarily due lower shipping volume as a result of decreased demand, as well as fewer long-haul shipments of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance. The terms of ASC's contracts provide that a substantial portion of fuel costs is passed on to customers.

In 2015, marine operating revenue decreased $56.9 million, largely due to $37.6 million lower fuel revenue. In addition, lower long-haul shipments of iron ore contributed to the variance.

Expenses

In 2016, maintenance expense decreased $3.7 million, primary due to fewer operating vessels and lower operating repairs. Marine operating expense decreased $10.5 million, largely driven by lower fuel costs, more efficient operations, and two fewer vessels deployed in the current year.

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

Operating lease expense in 2016, 2015 and 2014 was primarily related to the lease of ASC's tug-barge vessel.

Other Income (Expense)

In 2016, other expense increased $4.7 million, driven by the $5.0 million of aggregate expense noted above.

Investment Volume

ASC's investments in each of 2016, 2015, and 2014 consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

A significant portion of Portfolio Management's segment profit is generated by the Rolls-Royce & Partners Finance companies. The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a group of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $51.8 million for 2016, $65.5 million for 2015, and $55.9 million for 2014. The RRPF affiliates owned 407 aircraft engines at the end of 2016 compared to 436 at the end of 2015 and 433 at the end of

2014. Operating results and remarketing income for the RRPF affiliates continued to be strong in 2016. However, impairment losses recorded for certain models of aircraft spare engines negatively impacted overall income at the RRPF affiliates in 2016.

In 2015, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we initially recognized impairment losses of $30.8 million on the Nordic Vessels and $19.0 million on the Cardinal Marine joint venture in 2015. Further, an additional $1.8 million of impairment losses were recorded for certain of the Nordic Vessels in 2016. Subsequently, we completed the sales of all six of the Nordic Vessels, our 50% interest in the Cardinal Marine joint venture, and the majority of our inland marine assets for total proceeds of $59.9 million and $124.4 million in 2016 and 2015. These sales resulted in net gains of $4.2 million and $21.6 million for 2016 and 2015. We also recognized a gain of $1.0 million in 2016, resulting from contingent proceeds received from the sale of the Cardinal Marine joint venture. Based on the valuation of our remaining inland marine assets held for sale at December 31, 2016, we recorded further impairment losses of $4.9 million. We expect to sell the remaining targeted inland marine assets in 2017. Upon final completion of these sales, Portfolio Management will continue to own and operate other marine investments, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels"). In 2016, we also realized residual sharing income of $82.8 million. Proceeds of $49.1 million were recorded as a result of the settlement of a residual sharing agreement. This agreement was originally entered into in 2001 and related to a residual guarantee we provided on certain rail assets in the U.K. Receipt of the settlement fee concludes our participation in this transaction. Additionally, a customer sold its interest in two leased nuclear power plant facilities and, as manager of the leases, we received residual sharing fees of $30.1 million.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates and received aggregate cash proceeds of $18.3 million.

Portfolio Management's total asset base was $593.5 million at December 31, 2016, compared to $636.5 million at December 31, 2015, and $813.3 million at December 31, 2014.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2016	2015	2014
Revenues
Lease revenue	$5.8	$22.2	$29.7
Marine operating revenue	49.3	68.9	63.3
Other revenue	1.5	1.4	4.4
Total Revenues	56.6	92.5	97.4

Expenses
Marine operating expense	32.8	48.7	48.6
Depreciation expense	7.0	17.4	22.8
Other operating expense	4.4	7.1	1.9
Total Expenses	44.2	73.2	73.3

Other Income (Expense)
Net gain on asset dispositions	80.3	5.3	9.4
Interest expense, net	(8.6)	(20.0)	(24.3)
Other expense	—	—	(1.2)
Share of affiliates' earnings (pretax)	52.8	45.2	60.2
Segment Profit	$136.9	$49.8	$68.2

Investment Volume	$25.0	$18.4	$32.3

Segment Profit

In 2016, segment profit was $136.9 million, compared to $49.8 million in 2015. Segment profit in 2016 included income of $49.1 million related to the settlement of a residual sharing agreement. In addition, segment profit in 2016 was impacted by a net pre-tax loss of approximately $1.5 million associated with the planned exit of the majority of marine investments, compared to a net pre-tax loss of approximately $28.2 million in 2015. Excluding the impact of these items, segment profit was $11.3 million higher in 2016 primarily due to higher residual sharing gains on managed portfolio sales, partially offset by lower RRPF affiliate income.

In 2015, segment profit was $49.8 million, compared to $68.2 million in 2014. The decrease was driven by a net loss of approximately $28.2 million associated with the planned exit of the majority of the marine investments. Excluding this net loss, segment profit increased $9.8 million primarily due to higher RRPF affiliate income and higher residual sharing fees on managed portfolio sales.

Revenues

In 2016, lease revenue decreased $16.4 million, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $19.6 million, largely due to the absence of revenue from the Nordic vessels that were sold during 2015 and 2016.

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

Expenses

In 2016, marine operating expense decreased $15.9 million, primarily due to the absence of the Nordic vessels that were sold during 2015 and 2016, as well as lower expenses from the Norgas Vessels. Depreciation expense decreased $10.4 million, driven by the sale of assets in 2015 and 2016. Other operating expense decreased $2.7 million, primarily due to proceeds received in 2016 for investments that had previously been reserved, lower barge painting expenses, and the absence of fleet manager incentive fees incurred in 2015.

In 2015, depreciation expense decreased $5.4 million, primarily due to the sale of leased assets. Other operating expense increased $5.2 million, largely due to a loss reserve recorded in 2015 in connection with one investment.

Other Income (Expense)

In 2016, net gain on asset dispositions increased $75.0 million. The current year included proceeds of $49.1 million related to the settlement of a residual sharing agreement. In addition, the current year included a net pre-tax loss of approximately $2.5 million associated with the planned exit of marine investments, compared to a net pre-tax loss of approximately $9.2 million in 2015. Excluding these net gains and losses, net gain on asset dispositions increased $19.2 million primarily due to higher residual sharing gains on managed portfolio sales in 2016. Net interest expense decreased $11.4 million as a result of a lower average debt balance, resulting from a combination of a lower asset base and a decrease in segment leverage in 2016, and lower average interest rates.

In 2015, net gain on asset dispositions decreased $4.1 million. The decrease was driven by a net loss of approximately $9.2 million associated with the planned exit of marine investments. Excluding the net loss from the marine investments, net gain on other asset dispositions increased $5.1 million primarily due to higher residual sharing gains on managed portfolio sales. Net interest expense decreased $4.3 million as a result of lower average debt balance and lower average interest rates.

In 2016, share of affiliates' earnings increased $7.6 million, primarily due to an impairment charge of $19.0 million associated with the planned sale of our interest in the Cardinal Marine affiliate in 2015, and a net gain on sale of $1.0 million related to Cardinal Marine affiliate in 2016. Excluding these items, the share of affiliates' earnings decreased $12.4 million, primarily due to lower net disposition gains at RRPF attributable to impairment losses incurred on certain models of aircraft spare engines.

In 2015, share of affiliates' earnings decreased $15.0 million. The decrease was driven by the $19.0 million impairment charge for our 50% interest in the Cardinal Marine joint venture. Excluding this item, affiliates' earnings increased $4.0 million primarily due to higher operating income and higher disposition gains on engine sales at the RRPF affiliates in 2015, partially offset by the absence of earnings from joint ventures sold in 2015 and 2014.

Investment Volume

Investment volume of $25.0 million in 2016 was for an incremental investment in an RRPF affiliate.

Investment volume of $18.4 million in 2015 consisted of $15.5 million for Portfolio Management's share in a newly created RRPF affiliate and $2.9 million to convert 51 open hopper barges to covered hopper barges.

Investment volume of $32.3 million in 2014 consisted of $10.5 million for two tank barges and one pushboat, $6.5 million for 13 new hopper barges and $15.3 million of incremental investment in an RRPF affiliate.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of other for the years ended December 31 (in millions):

	2016	2015	2014
Selling, general and administrative expense	$174.7	$192.4	$189.2
Unallocated interest (income) expense, net	(4.8)	5.3	5.4
Other expense (including eliminations)	3.5	1.1	1.6

SG&A, Unallocated Interest and Other

In 2016, SG&A of $174.7 million decreased $17.7 million from 2015. The decrease was primarily due to lower employee costs, as well as lower pension and information technology expenses. In 2015, $9.0 million of expense was recorded associated with a voluntary early retirement program. The decrease in pension expense was driven by the change in accounting estimate discussed in "Note 2. Accounting Changes" in Part II, Item 8 of this Form 10-K. These decreases were partially offset by a settlement accounting adjustment in 2016 attributable to lump sum payments elected by eligible retirees as part of the early retirement program. IT costs were lower due to savings related to discretionary spending.

In 2015, SG&A of $192.4 million increased $3.2 million from 2014. The increase was primarily due to $9.0 million of expense associated with an early retirement program offered to certain employees in 2015, partially offset by lower compensation expense in 2015 and the absence of costs associated with the closure of our San Francisco office recognized in 2014.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense and eliminations were immaterial in each of 2015 and 2014. 2016 included a $2.9 million environmental remediation accrual related to properties sold in prior years.

Consolidated Income Taxes

See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $7.6 billion at December 31, 2016, compared to $7.4 billion at December 31, 2015. The increase was driven by an increase in cash, as well as an increase in Rail North America operating assets, partially offset by the sales of marine investments at Portfolio Management. In addition to the assets we recorded on our balance sheet, we utilized off-balance sheet assets, primarily railcars, which we leased in pursuant to operating lease agreements. The off-balance sheet assets represent the estimated present value of our committed future operating lease payments.

The following table shows on- and off-balance sheet assets by segment as of December 31 (in millions):

	2016			2015
	On-Balance Sheet	Off-Balance Sheet	Total	On-Balance Sheet	Off-Balance Sheet	Total
Rail North America	$4,775.6	$456.5	$5,232.1	$4,629.1	$488.7	$5,117.8
Rail International	1,128.7	—	1,128.7	1,117.6	—	1,117.6
ASC	278.8	2.6	281.4	284.7	6.8	291.5
Portfolio Management	593.5	—	593.5	636.5	—	636.5
Other	328.8	—	328.8	226.3	—	226.3
	$7,105.4	$459.1	$7,564.5	$6,894.2	$495.5	$7,389.7

Gross Receivables

Receivables of 233.6 million at December 31, 2016 decreased $3.4 million from December 31, 2015, primarily due to the expiration of certain financing leases.

Allowance for Losses

As of December 31, 2016, allowance for losses totaled $6.1 million, compared to $10.3 million at December 31, 2015. At December 31, 2016, the entire $6.1 million, or 7.1% of rent and other receivables, related to general allowances, compared to $6.3 million, or 9.1%, at December 31, 2015. There were no specific allowances for finance leases at December 31, 2016 compared to $4.0 million at December 31, 2015. The specific allowance in 2015 was related to a loss reserve recorded in connection with one investment at Portfolio Management that was written off in the current year.

See "Note 17. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $106.3 million from 2015. The increase was primarily due to investments of $589.3 million and the purchase of leased-in assets of $117.1 million. These increases were offset by depreciation expense of $300.9 million, dispositions of $114.8 million, sale leasebacks of $68.5 million, reclassification of $47.3 million of assets to assets held-for-sale, and impairments of $31.2 million at Rail North America, as well as negative foreign exchange rate effects of $42.0 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $38.5 million in 2016 (see table below). The increase was driven by RRPF operating results and an incremental investment of $25.0 million for an RRPF affiliate at Portfolio Management, partially offset by dividend distributions from RRPF and a loan repayment from an affiliate at Rail North America.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2016	2015
Rail North America	$10.5	$12.0
Rail International	1.2	1.4
Portfolio Management	375.3	335.1
	$387.0	$348.5

See "Note 6. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2016 and 2015, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from changes in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2016, and no impairment was indicated.

See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $67.7 million from the prior year, primarily due to issuances of long-term debt of $882.8 million, largely offset by scheduled maturities and principal payments of $800.0 million and the effects of foreign exchange on outstanding long-term debt balances.

The following table shows the details of our long-term debt issuances in 2016 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.0 Years	3.25% Fixed	$350.0
Recourse Unsecured	5.0 Years	2.18% Floating (2)	200.0
Recourse Unsecured	50.1 Years	5.63% Fixed	150.0
Recourse Secured (1)	5.0 Years	1.77% Floating (1)	125.0
Recourse Unsecured	5.0 Years	0.85% Floating (2)	57.8
			$882.8
________

(1)	This $125.0 million principal amount was repaid in 2016. The floating interest rate shown is as of the final payment date.

(2)	Floating interest rate at December 31, 2016.

The following table shows the carrying value of our debt obligations by major component, including off-balance sheet debt, as of December 31, 2016 (in millions):

	Secured	Unsecured	Total
Commercial paper and borrowings under bank credit facilities	$—	$3.8	$3.8
Recourse debt	—	4,253.2	4,253.2
Capital lease obligations	14.9	—	14.9
Balance sheet debt	14.9	4,257.0	4,271.9
Recourse off-balance sheet debt (1)	459.1	—	459.1
	$474.0	$4,257.0	$4,731.0
________
(1) Off-balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off-balance sheet assets.

See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $67.0 million from the prior year, primarily due to net income of $257.1 million, $12.8 million from the effects of post-retirement benefit plan adjustments, and $10.4 million from the effects of share-based compensation. These increases were partially offset by stock repurchases of $120.1 million, $68.1 million related to dividends, and $26.0 million of foreign currency translation adjustments due to the balance sheet effects of a stronger US dollar.

See "Note 19. Shareholders’ Equity" in Part II, Item 8 of this Form 10-K.

CASH FLOW DISCUSSION

We generate a significant amount of cash from operating activities and from our investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these sources of cash, along with our available cash balances, to fulfill our debt, lease, and dividend obligations and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2016, we had an unrestricted cash balance of $307.5 million.

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2016	2015	2014
Principal sources of cash
Net cash provided by operating activities	$626.1	$534.3	$449.2
Portfolio proceeds	223.7	482.2	264.0
Other asset sales	23.0	18.7	26.9
Proceeds from sale-leasebacks	82.5	—	—
Proceeds from issuance of debt, commercial paper, and credit facilities	859.4	748.8	1,273.0
	$1,814.7	$1,784.0	$2,013.1
Principal uses of cash
Portfolio investments and capital additions	$(620.7)	$(696.9)	$(1,030.5)
Repayments of debt, commercial paper, and credit facilities	(803.6)	(790.8)	(819.8)
Purchases of leased-in assets	(117.1)	(118.4)	(150.5)
Payments on capital lease obligations	(3.6)	(2.7)	(2.6)
Stock repurchases	(120.1)	(125.4)	(124.6)
Cash dividends	(67.4)	(68.2)	(62.0)
	$(1,732.5)	$(1,802.4)	$(2,190.0)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $626.1 million increased $90.7 million compared to 2015. The increase was driven by higher fee income, primarily residual sharing income, and lower operating lease payments, partially offset by lower contributions from our marine operations at ASC and Portfolio Management.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $620.7 million decreased $76.2 million compared to 2015, largely due to fewer railcar additions at Rail International and Rail North America. 2014 investments included Rail North America's purchase of approximately 18,500 boxcars for approximately $340 million. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2016	2015	2014
Rail North America (1)	$495.6	$506.7	$810.6
Rail International	87.1	148.0	163.6
ASC	9.1	20.3	18.4
Portfolio Management	25.0	18.4	32.3
Other	3.9	3.5	5.6
	$620.7	$696.9	$1,030.5
__________________

(1)	Investment volume in 2014 includes approximately $340 million related to the purchase of approximately 18,500 boxcars in 2014.

Portfolio Proceeds

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. Portfolio proceeds included $58.8 million in 2016 and $124.4 million in 2015 from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment. In addition, Ahaus Alstätter Eisenbahn Cargo AG (“AAE”) repaid its outstanding loan from GATX in the amount of €67.5 million ($76.4 million) in 2015.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2016	2015	2014
Finance lease rents received, net of earned income	$11.0	$11.2	$12.5
Loan principal received	1.2	82.7	14.9
Proceeds from sales of operating assets	201.8	357.8	202.1
Capital distributions and proceeds from sales related to affiliates	2.5	29.8	33.6
Proceeds from sales of securities	6.1	—	0.3
Other portfolio proceeds	1.1	0.7	0.6
	$223.7	$482.2	$264.0

Other Investing Activity

Rail North America acquired 3,328 railcars in 2016, 5,004 railcars in 2015, and 4,560 railcars in 2014 that were previously on operating leases. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leaseback financing for 574 railcars in 2016.

Our restricted cash is a contractually required cash amount we maintain for one wholly owned special purpose limited liability company related to a secured debt line of credit. Prior to 2016, we had two other special purpose corporations, formed to finance railcars on a structured, nonrecourse basis. Both of these special purpose corporations were liquidated in 2016. Changes in restricted cash largely represent the net change in the cash requirements for the special purpose corporations based on their operating and financing activities.

The following table shows other investing activity for the years ended December 31 (in millions):

	2016	2015	2014
Purchases of leased-in assets	$(117.1)	$(118.4)	$(150.5)
Proceeds from sales of other assets	23.0	18.7	26.9
Proceeds from sale-leasebacks	82.5	—	—
Net decrease (increase) in restricted cash	13.7	(2.9)	5.8
Other	—	9.7	5.8
	$2.1	$(92.9)	$(112.0)

Net Cash (used in) provided by Financing Activities

The following table shows net cash (used in) provided by financing activities for the years ended December 31 (in millions):

	2016	2015	2014
Net proceeds from issuances of debt (original maturities longer than 90 days)	$859.4	$748.8	$1,223.0
Repayments of debt (original maturities longer than 90 days)	(800.0)	(726.3)	(819.8)
Net increase (decrease) in debt with original maturities of 90 days or less	(3.6)	(64.5)	50.0
Payments on capital lease obligations	(3.6)	(2.7)	(2.6)
Stock repurchases (1)	(120.1)	(125.4)	(124.6)
Cash dividends	(67.4)	(68.2)	(62.0)
Other	10.4	9.3	(1.8)
	$(124.9)	$(229.0)	$262.2
________

(1)
During 2016, we repurchased 2.7 million shares of common stock for $120.0 million, excluding commissions paid, under the repurchase program authorized in 2016. During 2015, we repurchased 2.4 million shares of common stock for $125.4 million, which completed our $250 million repurchase program authorized in 2014. In 2014, we repurchased 1.9 million shares of common stock for $124.6 million.

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2016 (in millions):

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Recourse debt	$4,286.2	$302.6	$515.7	$550.0	$350.0	$557.8	$2,010.1
Interest on recourse debt (1)	1,711.3	145.3	137.3	120.3	105.7	90.4	1,112.3
Commercial paper and credit facilities	3.8	3.8	—	—	—	—	—
Capital lease obligations, including interest	16.1	3.0	1.4	11.7	—	—	—
Recourse operating leases	599.3	77.3	74.5	77.8	72.4	59.9	237.4
Purchase commitments (2)	1,210.5	570.7	317.1	322.7	—	—	—
	$7,827.2	$1,102.7	$1,046.0	$1,082.5	$528.1	$708.1	$3,359.8
__________

(1)	For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2016.

(2)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements. The amount shown for 2017 includes $61.0 million related to options we exercised to purchase 2,261 railcars that are currently on lease and $24.0 million related to an option we exercised to purchase a vessel that is currently on lease.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. Pursuant to the terms of the agreement, the parties conducted a review of the contract pricing in January 2017 as it no longer reflected market rates. Based on this review, the parties agreed to reduce contract pricing for future orders pursuant to the terms of the agreement.

The following table shows our contractual cash receipts arising from future lease payments from finance leases, future rental receipts from noncancelable operating leases, and future payments on loans as of December 31, 2016 (in millions):

	Contractual Cash Receipts by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Finance leases	$164.4	$23.4	$21.1	$21.1	$20.6	$19.9	$58.3
Operating leases	3,924.5	920.1	768.6	636.9	504.4	378.6	715.9
Loans	6.2	2.0	4.2	—	—	—	—
Total	$4,095.1	$945.5	$793.9	$658.0	$525.0	$398.5	$774.2

Our aggregate future contractual cash receipts at December 31, 2016 decreased $505.9 million compared to 2015, primarily as a result of lease receipts in 2016 and lower rates and shortened lease terms for new leases and renewals completed during 2016.

2017 Liquidity Outlook

We plan to meet our contractual obligations for 2017 using available cash at December 31, 2016 in combination with cash we expect to receive in 2017 from operations, portfolio proceeds, long-term debt issuances, and our railcar and revolving credit facilities. Additionally, we anticipate that portfolio investments in 2017 will likely exceed contractual commitments as we expect to exercise options to purchase railcars that are currently on lease and opportunistically pursue other strategic investments. However, changes in the economic environment or capital markets could adversely impact our liquidity position, and we cannot provide assurance that our sources of cash will be adequate to fund our operations and contractual commitments.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2016	2015	2014	2016	2015	2014
Balance as of December 31 (in millions)	$—	$—	$69.0	$3.8	$7.4	$3.1
Weighted average interest rate	—%	—%	0.6%	1.0%	0.9%	1.5%
Euro/Dollar exchange rate	n/a	n/a	n/a	1.05	1.09	1.21

Average daily amount outstanding during year (in millions)	$0.5	$5.7	$41.9	$13.2	$5.5	$17.4
Weighted average interest rate	0.7%	0.5%	0.3%	0.6%	1.1%	1.1%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.11	1.11	1.33

Average daily amount outstanding during 4th quarter (in millions)	$—	$—	$19.4	$5.9	$5.2	$8.4
Weighted average interest rate	—%	—%	0.4%	0.8%	1.1%	1.1%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.08	1.10	1.25

Maximum daily amount outstanding (in millions)	$20.0	$69.0	$162.0	$31.2	$75.5	$49.8
Euro/Dollar exchange rate	n/a	n/a	n/a	1.11	1.06	1.36
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the US.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

In 2016, we entered into a new $600 million 5-year unsecured revolving credit facility in the US that matures in May 2021 with terms and conditions similar to the prior $575 million facility, which was terminated. As of December 31, 2016, the full $600 million was available under the facility. Additionally, we completed a $250 million 5-year secured railcar facility with a 3-year revolving period in the US that matures in February 2021. As of December 31, 2016, the full $250 million was available under this facility.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2016, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2016, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

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

The following table shows our commercial commitments at December 31, 2016 (in millions):

	Amount of Commitment Expiration by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Lease payment guarantees	$15.0	$10.1	$2.8	$2.1	$—	$—	$—
Standby letters of credit and performance bonds	8.9	8.9	—	—	—	—	—
	$23.9	$19.0	$2.8	$2.1	$—	$—	$—

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

Defined Benefit Plan Contributions

In 2016, we contributed $5.0 million to our defined benefit pension plans and other post-retirement benefit plans. In 2017, we expect to contribute approximately $5.7 million. As of December 31, 2016, our funded pension plans were 97% funded in aggregate. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $7.1 million to these plans in 2016 and recognized that amount as marine operating expense. We expect our 2017 contributions to approximate 2016 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common and Preferred Stock Repurchases

On January 29, 2016, our board of directors authorized a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or shares of common stock, and may be suspended or discontinued at any time. During 2016, we repurchased 2.7 million shares for $120.0 million under this program. As of December 31, 2016, $180.0 million remained available under the repurchase authorization. In 2015, we repurchased 2.4 million shares for $125.4 million, which completed our prior $250 million repurchase authorization. In 2014, we repurchased 1.9 million shares for $124.6 million. The timing of share repurchases will be dependent on market conditions and other factors.

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

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the investment's near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 6. Investments in Affiliated Companies" and "Note 9. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

Impairment of Goodwill

We review the carrying amount of our goodwill annually or in interim periods if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires us to make certain judgments to determine the assumptions we use in the calculation. The first step requires us to estimate the fair value of each reporting unit, which we determine using a discounted cash flow model. We base our estimates of the future cash flows on revenue and expense forecasts and include assumptions for future growth. When estimating the fair value of the reporting unit, we also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. We then compare our estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds its implied fair value, we record an impairment loss for the amount the carrying amount of the goodwill exceeds its implied fair value. See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

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

We use the discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds with durations similar to the projected benefit obligation. We base the expected long-term rate of return on plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We evaluate these critical assumptions annually and make adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan obligations. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information regarding these assumptions.

Share-Based Compensation

We grant equity awards to certain employees and non-employee directors in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, and phantom stock. We recognize compensation expense for these awards on a pro-rata basis over the applicable vesting period based on the award’s grant date fair value. We use the Black-Scholes options valuation model to calculate the grant date fair value of stock options and stock appreciation rights. This model requires us to make certain assumptions, some of which are highly subjective, that affect the amount of compensation expense we will record. The assumptions we use in the model include the expected stock price volatility (based on the historical volatility of our stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior), and the dividend equivalents we expect to pay during the estimated life of the equity award since our stock appreciation rights are dividend participating. We base the fair value of other equity awards on our stock price on the grant date. See "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

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

Our tax provision does not include taxes on undistributed earnings of foreign subsidiaries as we intend to permanently reinvest such earnings in those foreign operations. If, in the future, these earnings are repatriated to the US, or if we expect such earnings to be repatriated, a provision for additional taxes may be required. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

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

Reconciliation of Non-GAAP Components used in the Computation of Certain Financial Measures

Balance Sheet Measures

We include total on- and off-balance sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and are not recorded on the balance sheet. Similarly, ASC utilizes vessels that are accounted for as operating leases and are not recorded on the balance sheet. We include these leased-in assets in our calculation of total assets (as adjusted) because we believe it gives investors a more comprehensive representation of the magnitude of the assets we operate and that drive our financial performance. In addition, this calculation of total assets (as adjusted) provides consistency with other non-financial information we disclose about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation is the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provides investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure.

The following table shows total balance sheet assets (in millions):

	2016	2015	2014	2013	2012
Total assets (GAAP)	$7,105.4	$6,894.2	$6,919.9	$6,535.5	$6,044.7
Off-balance sheet assets:
Rail North America	456.5	488.7	606.1	887.9	863.5
ASC	2.6	6.8	11.7	16.5	21.0
Total off-balance sheet assets	$459.1	$495.5	$617.8	$904.4	$884.5

Total assets, as adjusted (non-GAAP)	$7,564.5	$7,389.7	$7,537.7	$7,439.9	$6,929.2

Shareholders’ Equity	$1,347.2	$1,280.2	$1,314.0	$1,397.0	$1,244.2

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	2016	2015	2014	2013	2012
Debt, net of unrestricted cash:
Unrestricted cash	$(307.5)	$(202.4)	$(209.9)	$(379.7)	$(234.2)
Commercial paper and bank credit facilities	3.8	7.4	72.1	23.6	273.6
Recourse debt	4,253.2	4,171.5	4,162.3	3,751.8	3,141.7
Nonrecourse debt	—	6.9	15.9	72.6	130.6
Capital lease obligations	14.9	18.4	6.3	8.9	11.3
Total debt, net of unrestricted cash (GAAP)	3,964.4	4,001.8	4,046.7	3,477.2	3,323.0
Off-balance sheet recourse debt	459.1	495.5	566.7	727.6	730.1
Off-balance sheet nonrecourse debt	—	—	51.1	176.8	154.4
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,423.5	$4,497.3	$4,664.5	$4,381.6	$4,207.5

Total recourse debt (1)	$4,423.5	$4,490.4	$4,597.5	$4,132.2	$3,922.5
Shareholders' Equity	$1,347.2	$1,280.2	$1,314.0	$1,397.0	$1,244.2
Recourse Leverage (2)	3.3	3.5	3.5	3.0	3.2
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of restricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.

Net Income Measures

We exclude the effects of certain tax adjustments and other items for purposes of presenting net income, diluted earnings per share, and return on equity, because we believe these items are not attributable to our business operations. Management utilizes this information when analyzing financial performance because such amounts reflect the underlying operating results that are within management’s ability to influence. Accordingly, we believe presenting this information provides investors and other users of our financial statements with meaningful supplemental information for purposes of analyzing year-to-year financial performance on a comparable basis and assessing trends.

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2016	2015	2014	2013	2012
Net income (GAAP)	$257.1	$205.3	$205.0	$169.3	$137.3
Adjustments attributable to consolidated income, pretax:
Railcar impairment at Rail North America (1)	29.8	—	—	—	—
Net loss on wholly owned Portfolio Management marine investments (2)	2.5	9.2	—	—	—
Residual sharing settlement at Portfolio Management (3)	(49.1)	—	—	—	—
Early retirement program (4)	—	9.0	—	—	—
Total adjustments attributable to consolidated income, pretax	$(16.8)	$18.2	$—	$—	$—
Income taxes thereon, based on applicable effective tax rate	$7.2	$(6.9)	$—	$—	$—
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (5)	—	14.1	—	—	0.7
GATX income taxes on sale of AAE (6)	—	—	—	23.2	—
Foreign tax credit utilization (7)	(7.1)	—	—	(3.9)	(4.6)
Tax benefits upon close of tax audits	—	—	—	—	(15.5)
Total other income tax adjustments attributable to consolidated income	$(7.1)	$14.1	$—	$19.3	$(19.4)
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management affiliate (2)	(0.6)	11.9	—	—	—
Income tax rate changes (8)	(3.9)	(7.7)	—	(7.6)	(4.6)
Pretax gain on sale of AAE (6)	—	—	—	(9.3)	—
Interest rate swaps at AAE (9)	—	—	—	(6.9)	20.5
Total adjustments attributable to affiliates' earnings, net of taxes	$(4.5)	$4.2	$—	$(23.8)	$15.9
Net income, excluding tax adjustments and other items (non-GAAP)	$235.9	$234.9	$205.0	$164.8	$133.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2016	2015	2014	2013	2012
Diluted earnings per share (GAAP)	$6.29	$4.69	$4.48	$3.59	$2.88
Adjustments attributable to consolidated income, net of taxes:
Railcar impairment at Rail North America (1)	0.47	—	—	—	—
Net loss on wholly owned Portfolio Management marine investments (2)	0.04	0.13	—	—	—
Residual sharing settlement at Portfolio Management (3)	(0.74)
Early retirement program (4)	—	0.13	—	—	—
Income tax rate changes (5)	—	0.32	—	—	0.01
GATX income taxes on sale of AAE (6)	—	—	—	0.50	—
Foreign tax credit utilization (7)	(0.17)	—	—	(0.08)	(0.09)
Tax benefits upon close of tax audits	—	—	—	—	(0.33)
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (2)	(0.02)	0.27	—	—	—
Income tax rate changes (8)	(0.10)	(0.18)	—	(0.16)	(0.09)
Pretax gain on sale of AAE (6)	—	—	—	(0.20)	—
Interest rate swaps at AAE (9)	—	—	—	(0.15)	0.43
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$5.77	$5.37	$4.48	$3.50	$2.81
* Sum of individual components may not be additive, due to rounding.
_______

(1)	In 2016, we recorded impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(2)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(3)	Proceeds were recorded as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(4)	Expenses associated with an early retirement program offered to certain eligible employees.

(5)
Deferred income tax adjustments attributable to an increase of our effective state income tax rate in 2015 and a deferred income tax adjustment due to an enacted statutory rate increase in Ontario in 2012.

(6)	Aggregate after-tax impact of the AAE sale, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.

(7)	Benefits attributable to the utilization of foreign tax credit carryforwards.

(8)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2016, 2015, 2013, and 2012.

(9)	Realized and/or unrealized gains/losses on AAE interest rate swaps.

	2016	2015	2014	2013	2012
Return on Equity (GAAP)	19.6%	15.8%	15.1%	12.8%	11.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	18.0%	18.1%	15.1%	12.5%	11.3%

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2016, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $6.1 million in 2017. Comparatively, at December 31, 2015, a hypothetical 100 basis point increase in interest rates would have resulted in a $5.2 million increase in after-tax interest expense in 2016. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the US dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the US dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2016 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2016, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would decrease after-tax income in 2017 by $2.9 million. Comparatively, based on 2015 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2015, a uniform and hypothetical 10% strengthening in the US dollar versus applicable foreign currencies would have decreased after-tax income in 2016 by $1.9 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017, expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2017

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2016	2015
Assets
Cash and Cash Equivalents	$307.5	$202.4
Restricted Cash	3.6	17.3
Receivables
Rent and other receivables	85.9	69.4
Finance leases	147.7	167.6
Less: allowance for losses	(6.1)	(10.3)
	227.5	226.7

Operating Assets and Facilities	8,446.4	8,204.0
Less: allowance for depreciation	(2,641.7)	(2,505.6)
	5,804.7	5,698.4
Investments in Affiliated Companies	387.0	348.5
Goodwill	78.0	79.7
Other Assets	297.1	321.2
Total Assets	$7,105.4	$6,894.2

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$174.8	$170.9
Debt
Commercial paper and borrowings under bank credit facilities	3.8	7.4
Recourse	4,253.2	4,171.5
Nonrecourse	—	6.9
Capital lease obligations	14.9	18.4
	4,271.9	4,204.2
Deferred Income Taxes	1,089.4	1,018.3
Other Liabilities	222.1	220.6
Total Liabilities	5,758.2	5,614.0
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 66,953,606 and 66,776,290 Outstanding shares — 39,442,893 and 41,970,098	41.5	41.5
Additional paid in capital	687.8	677.4
Retained earnings	1,828.0	1,639.0
Accumulated other comprehensive loss	(211.1)	(198.8)
Treasury stock at cost (27,510,713 and 24,806,192 shares)	(999.0)	(878.9)
Total Shareholders’ Equity	1,347.2	1,280.2
Total Liabilities and Shareholders’ Equity	$7,105.4	$6,894.2

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2016	2015	2014
Revenues
Lease revenue	$1,127.1	$1,130.1	$1,086.6
Marine operating revenue	199.3	235.0	286.3
Other revenue	91.9	84.8	78.1
Total Revenues	1,418.3	1,449.9	1,451.0
Expenses
Maintenance expense	332.3	326.1	337.0
Marine operating expense	129.5	155.9	197.8
Depreciation expense	297.2	290.5	273.5
Operating lease expense	73.5	87.2	108.7
Other operating expense	43.8	38.4	28.9
Selling, general and administrative expense	174.7	192.4	189.2
Total Expenses	1,051.0	1,090.5	1,135.1
Other Income (Expense)
Net gain on asset dispositions	98.0	79.2	87.2
Interest expense, net	(148.1)	(155.1)	(158.4)
Other expense	(11.8)	(13.2)	(13.5)
Income before Income Taxes and Share of Affiliates’ Earnings	305.4	270.3	231.2
Income Taxes	(95.7)	(110.9)	(75.7)
Share of Affiliates’ Earnings, Net of Taxes	47.4	45.9	49.5
Net Income	$257.1	$205.3	$205.0
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(26.0)	(55.8)	(79.1)
Unrealized gain (loss) on securities	0.3	(0.6)	(0.1)
Unrealized gain (loss) on derivative instruments	0.6	(1.8)	3.0
Post-retirement benefit plans	12.8	7.8	(29.5)
Other comprehensive loss	(12.3)	(50.4)	(105.7)
Comprehensive Income	$244.8	$154.9	$99.3

Share Data
Basic earnings per share	$6.35	$4.76	$4.55
Average number of common shares	40.5	43.1	45.0

Diluted earnings per share	$6.29	$4.69	$4.48
Average number of common shares and common share equivalents	40.9	43.8	45.8

Dividends declared per common share	$1.60	$1.52	$1.32

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2016	2015	2014
Operating Activities
Net income	$257.1	$205.3	$205.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	310.2	303.3	287.0
Change in accrued operating lease expense	3.0	(24.2)	(5.2)
Net gains on sales of assets	(52.9)	(99.7)	(79.3)
Asset impairments	38.5	33.9	1.3
Employee benefit plans	7.1	10.6	3.7
Share-based compensation	15.8	11.6	14.0
Deferred income taxes	72.8	90.2	61.4
Change in income taxes payable	(5.7)	7.4	(4.4)
Share of affiliates’ earnings, net of dividends	(12.2)	(13.7)	(9.5)
Other	(7.6)	9.6	(24.8)
Net cash provided by operating activities	626.1	534.3	449.2
Investing Activities
Additions to operating assets and facilities	(595.7)	(681.4)	(1,015.2)
Investments in affiliates	(25.0)	(15.5)	(15.3)
Portfolio investments and capital additions	(620.7)	(696.9)	(1,030.5)
Purchases of leased-in assets	(117.1)	(118.4)	(150.5)
Portfolio proceeds	223.7	482.2	264.0
Proceeds from sales of other assets	23.0	18.7	26.9
Proceeds from sale-leasebacks	82.5	—	—
Net decrease (increase) in restricted cash	13.7	(2.9)	5.8
Other	—	9.7	5.8
Net cash used in investing activities	(394.9)	(307.6)	(878.5)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	859.4	748.8	1,223.0
Repayments of debt (original maturities longer than 90 days)	(800.0)	(726.3)	(819.8)
Net (decrease) increase in debt with original maturities of 90 days or less	(3.6)	(64.5)	50.0
Payments on capital lease obligations	(3.6)	(2.7)	(2.6)
Stock repurchases	(120.1)	(125.4)	(124.6)
Dividends	(67.4)	(68.2)	(62.0)
Other	10.4	9.3	(1.8)
Net cash (used in) provided by financing activities	(124.9)	(229.0)	262.2
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.2)	(5.2)	(2.7)
Net increase (decrease) in Cash and Cash Equivalents during the year	105.1	(7.5)	(169.8)
Cash and Cash Equivalents at beginning of year	202.4	209.9	379.7
Cash and Cash Equivalents at end of year	$307.5	$202.4	$209.9

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2016	2016	2015	2015	2014	2014
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	66.8	$41.5	66.6	$41.4	66.3	$41.3
Issuance of common stock	0.2	—	0.2	0.1	0.3	0.1
Balance at end of year	67.0	41.5	66.8	41.5	66.6	41.4
Treasury Stock
Balance at beginning of year	(24.8)	(878.9)	(22.4)	(753.5)	(20.5)	(628.9)
Stock repurchases	(2.7)	(120.1)	(2.4)	(125.4)	(1.9)	(124.6)
Balance at end of year	(27.5)	(999.0)	(24.8)	(878.9)	(22.4)	(753.5)
Additional Paid In Capital
Balance at beginning of year		677.4		672.8		668.9
Share-based compensation effects		10.4		4.6		3.9
Issuance of common stock		—		—		—
Balance at end of year		687.8		677.4		672.8
Retained Earnings
Balance at beginning of year		1,639.0		1,501.7		1,358.4
Net income		257.1		205.3		205.0
Dividends declared		(68.1)		(68.0)		(61.7)
Balance at end of year		1,828.0		1,639.0		1,501.7
Accumulated Other Comprehensive Loss
Balance at beginning of year		(198.8)		(148.4)		(42.7)
Other comprehensive loss		(12.3)		(50.4)		(105.7)
Balance at end of year		(211.1)		(198.8)		(148.4)
Total Shareholders’ Equity		$1,347.2		$1,280.2		$1,314.0

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

NOTE 2. Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. In prior years, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have applied it on a prospective basis. Our adoption of the full yield curve approach reduced 2016 service and interest cost by approximately $4.5 million ($2.8 million after-tax) as compared to the previous method.

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

Fair Value Measurement

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy investments for which the fair values are estimated using the net asset value practical expedient. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The new guidance was effective for us beginning in the first quarter of 2016. However, none of our consolidated investments were valued using this method, although certain investments held within our funded pension plans are subject to this change. The amendment impacts the disclosure in our notes to the financial statements but does not have an effect on our financial statements.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires the acquirer in a business combination to recognize measurement-period adjustments in the period in which it determines the amount of the adjustment. The new guidance was effective for us in the first quarter of 2016. Application of the new guidance did not impact our financial statements and related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We plan to adopt this guidance as of January 1, 2018 using the modified retrospective approach. Our primary source of revenue is lease revenue, which will continue to be within the scope of existing lease accounting guidance upon adoption of Topic 606. With respect to our other revenue elements, marine operating revenue is our biggest component. The new standard may modify the recognition timing of certain in-transit cargo revenue, but we do not expect such changes to have a material impact on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted, using a modified retrospective transition method. We plan to adopt this guidance on January 1, 2019. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and clarifies certain aspects of share-based payment accounting and presentation. The new guidance is effective for us in the first quarter of 2017 with early adoption permitted. We do not expect the guidance to have a significant impact on our financial statements or related disclosures.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Cash Flows

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modifies how an entity will recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted. We are evaluating the effect that the new guidance will have on our financial statements and related disclosures.

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with US generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 2016 presentation.

Use of Estimates

Preparing financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts we report. We regularly evaluate our estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from our estimates.

Consolidation

Our consolidated financial statements include our assets, liabilities, revenues, and expenses, as well as the assets, liabilities, revenues, and expenses of subsidiaries in which we had a controlling financial interest. We have eliminated intercompany transactions and balances.

Investments in Affiliates

We use the equity method to account for investments in joint ventures and other unconsolidated entities if we have the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, we record our initial investments in these entities at cost and subsequently adjust the investment for our share of the affiliates’ undistributed earnings (losses), and distributions. We include loans to and from affiliates as part of our investment in the affiliate and include interest on any such loans in our share of the affiliates’ earnings. We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If we determine an investment is impaired on an other-than-temporary basis, we record a loss equal to the difference between the fair value of the investment and its carrying value. See "Note 6. Investments in Affiliated Companies."

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

Fair Value Measurements

Fair value is the price that a market participant would receive to sell an asset or pay to transfer a liability in an orderly transaction at the measurement date. We classify fair value measurements according to the three-level hierarchy defined by GAAP, and those classifications are based on our judgment about the reliability of the inputs we use in the fair value measurement. Level 1 inputs are quoted prices available in active markets for identical assets or liabilities. Level 2 inputs are observable, either directly or indirectly, and may include quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. For assets or liabilities with a specified contractual term, Level 2 inputs must be observable for substantially the full term of that asset or liability. Level 3 inputs are unobservable, meaning they are supported by little or no market activity. Fair value measurements classified as Level 3 typically rely on pricing models and discounted cash flow methodologies, both of which require significant judgment. See "Note 8. Fair Value Disclosure."

Cash and Cash Equivalents

We classify all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to contractually required cash amounts we maintain for one wholly owned special purpose limited liability company.

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

Railcars	20–45 years
Locomotives	10–20 years
Buildings	40–50 years
Leasehold improvements	5–15 years
Marine vessels	30–65 years
Other equipment	5–30 years

We review long-lived assets for impairment whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses and assets held for sale.

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

We regularly review the finance lease portfolio and classify finance leases as non-performing if it is probable that we will be unable to collect all amounts due under the lease. We generally stop accruing income on non-performing finance leases until all contractual payments are current. We apply payments received for non-performing finance leases to the lease payment receivable. See "Note 5. Leases."

Inventory

Our inventory consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Loans

We record loans at their principal amount outstanding adjusted for allowances, deferred fees, unamortized premiums or discounts, and accrued interest. We review the loan portfolio regularly and classify a loan as impaired when it is probable that we will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, we generally measure impairment as the amount the carrying value of the loan exceeds the expected repayments, including any value attributable to underlying collateral. We do not typically recognize interest income on impaired loans until the loan has been paid to contractually current status. Loans are included in other assets on the balance sheet.

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables. We base our loss reserves for rent and other receivables on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts. We evaluate reserve estimates for loans and finance lease receivables on a customer-specific basis, considering each customer's particular credit situation. We also consider the factors we use to evaluate rent and other receivables, which are outlined above. We charge amounts

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2016. We believe that the allowance is adequate to cover losses inherent in our reservable assets as of December 31, 2016. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 17. Allowance for Losses."

Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired.  We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or during interim periods if impairment indicators are present. If the carrying amount of the applicable reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We record an impairment loss if the carrying amount of goodwill exceeds its implied fair value. The fair values of our reporting units are determined using discounted cash flow models. See "Note 16. Goodwill."

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, however, we have not recognized a tax benefit in the financial statements for those items. We include our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 12. Income Taxes."

Derivatives

We use derivatives, such as interest rate swap agreements, Treasury rate locks, options, cross currency swaps, and currency forwards, to hedge our exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. We formally designate derivatives that meet specific accounting criteria as qualifying hedges at inception. These criteria require us to have the expectation that the derivative will be highly effective at offsetting changes in the fair value or expected cash flows of the hedged exposure, both at the inception of the hedging relationship and on an ongoing basis.

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in earnings. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we do not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 8. Fair Value Disclosure."

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). See "Note 10. Pension and Other Post-Retirement Benefits."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recorded net of related hedges in other expense during the periods in which they occur. Net gains (losses) were $(3.8) million, $1.1 million and $(3.4) million for 2016, 2015, and 2014.

Environmental Liabilities

We record accruals for environmental remediation costs at sites relating to past or discontinued operations when they are probable and when we can reasonably estimate the expected costs. We record adjustments to initial estimates as necessary. Since these accruals are based on estimates, actual environmental remediation costs may differ. We expense or capitalize environmental remediation costs related to current or future operations as appropriate. See "Note 22. Legal Proceedings and Other Contingencies."

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

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $1.9 million in 2016, $1.1 million in 2015, and $0.9 million in 2014.

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

ASC Expense Seasonality

ASC's sailing season runs from April 1 to December 31 of each year. We defer certain expenses incurred prior to the beginning of the sailing season, such as winter maintenance, insurance, operating lease expense, and depreciation and amortize them ratably over the sailing season.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense net of estimated forfeitures over the requisite service period. Forfeiture rates at grant date are initially based on historical experience and are adjusted in subsequent periods if actual experience differs from the estimate. We record a final adjustment when those awards vest. See "Note 11. Share-Based Compensation."

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

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2016	2015	2014
Net disposition gains	$49.7	$90.3	$63.1
Residual sharing income	83.6	13.4	9.4
Non-remarketing net disposition gains	3.2	9.4	16.0
Asset impairment losses (1)	(38.5)	(33.9)	(1.3)
Net Gain on Asset Dispositions	$98.0	$79.2	$87.2
__________
(1) See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2016	2015	2014
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$145.4	$144.4	$142.6
Income taxes paid, net	28.6	13.3	18.7
________

(1)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2016	2015	2014
Noncash Investing Transactions (in millions)
Capital lease (1)	$—	$17.8	$—
Distributions from affiliates (2)	—	—	1.1
________

(1)
In 2015, we acquired all of the rights and obligations of 157 rail cars, classified as a capital lease in the amount of $17.8 million, which included the assumption of a capital lease obligation in the amount of $14.8 million.

(2)	In 2014, we received distributions of 62 railcars with a fair value of $1.1 million from our Southern Capital Corporation LLC affiliate ("SCC").

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2016	2015
Total contractual lease payments receivable	$164.4	$199.6
Estimated unguaranteed residual value of leased assets	59.0	58.7
Unearned income	(75.7)	(90.7)
Finance leases	$147.7	$167.6

Usage rents

We base lease revenue for certain operating leases on equipment usage. Lease revenue from such usage rents was $74.5 million in 2016, $91.2 million in 2015, and $83.9 million in 2014. The decrease in 2016 was driven by the redeployment of certain boxcars from utilization leases to fixed term leases.

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2016 (in millions):

	Finance Leases	Operating Leases (1)	Total
2017	$23.4	$920.1	$943.5
2018	21.1	768.6	789.7
2019	21.1	636.9	658.0
2020	20.6	504.4	525.0
2021	19.9	378.6	398.5
Years thereafter	58.3	715.9	774.2
	$164.4	$3,924.5	$4,088.9
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2016	2015
Railcars	$18.9	$17.8
Marine vessels	62.1	84.5
Less: allowance for depreciation	(61.6)	(79.8)
	$19.4	$22.5

Operating Leases

We lease assets that are closely associated with our revenue generating operations. At December 31, 2016 we leased approximately 13,400 railcars at Rail North America and two vessels at ASC. In addition, we lease office facilities and other general purpose equipment. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $77.6 million in 2016, $91.2 million in 2015, and $112.9 million in 2014.

Lease Obligations

For some leases, we have the option to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. The following table shows our future contractual rental payments due under noncancelable leases as of December 31, 2016 (in millions):

	Capital Leases	Operating Leases
2017	$3.0	$77.3
2018	1.4	74.5
2019	11.7	77.8
2020	—	72.4
2021	—	59.9
Years thereafter	—	237.4
	$16.1	$599.3
Less: amounts representing interest	(1.2)
Present value of future contractual capital lease payments	$14.9

NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include companies offering lease financing and related services for customers operating rail and marine assets, as well as entities that lease aircraft spare engines. Loan amounts included in investments in affiliated companies were $9.7 million as of December 31, 2016 and $11.2 million as of December 31, 2015.

In 2015, as a result of our decision to exit the majority of our marine investments within our Portfolio Management segment, we recorded a $19.0 million impairment loss and then sold our 50% interest in the Cardinal Marine joint venture. We received aggregate

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash proceeds of $24.7 million from this sale. In 2016, we recognized a gain of $1.0 million resulting from contingent proceeds received as part of the sale.

In 2014, we sold our investments in the Intermodal Investment Fund V and Intermodal Investment Fund VII affiliates for aggregate cash proceeds of $18.3 million.

The following table presents our most significant investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2016 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$375.3	50.0%
Adler Funding LLC	Rail North America	10.2	12.5%
Other affiliates	Various	1.5	Various
Investments in Affiliated Companies		$387.0
__________
(1) Combined investment balances of fifteen separate joint ventures (collectively, the "RRPF affiliates").

The following table shows our share of affiliates’ earnings by segment for the years ending December 31 (in millions):

	2016	2015	2014
Rail North America	$0.5	$0.5	$7.9
Rail International	(0.2)	(0.3)	(0.3)
Portfolio Management (1)	52.8	45.2	60.2
Share of affiliates' earnings (pretax)	53.1	45.4	67.8
Income taxes	(5.7)	0.5	(18.3)
Share of Affiliates' Earnings	$47.4	$45.9	$49.5
__________
(1) Amount for 2015 is net of impairment losses of $19.0 million.

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (1)
	2016	2015	2014	2016	2015	2014
Rail North America	$—	$—	$—	$1.5	$5.1	$20.0
Portfolio Management	25.0	15.5	15.3	35.2	32.2	34.2
	$25.0	$15.5	$15.3	$36.7	$37.3	$54.2
__________

(1)	Cash distributions exclude proceeds from sales of affiliates of $1.0 million in 2016, $24.7 million in 2015, and $19.4 million in 2014.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2016	2015	2014
Revenues	$333.7	$339.3	$339.0
Net gains on sales of assets	23.6	37.6	33.7
Net income	99.3	121.4	99.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2016	2015
Current assets	$254.1	$185.0
Noncurrent assets	3,363.6	3,254.1
Total assets	$3,617.7	$3,439.1

Current liabilities	$551.0	$285.5
Noncurrent liabilities	2,341.4	2,512.2
Shareholders’ equity	725.3	641.4
Total liabilities and shareholders' equity	$3,617.7	$3,439.1

Summarized Financial Data for the RRPF Affiliates

As noted above, our affiliate investments include 50% interests in each of the RRPF affiliates, a group of fifteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates own 407 aircraft engines at December 31, 2016, of which 211 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $46.6 million in 2016, $58.4 million in 2015, and $42.2 million in 2014.

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2016	2015	2014
Lease revenue from third parties	$173.7	$191.4	$176.9
Lease revenue from Rolls-Royce	150.2	138.7	124.7
Depreciation expense	(171.6)	(166.1)	(140.7)
Interest expense	(59.2)	(56.7)	(59.5)
Other expenses	(8.0)	(8.8)	(11.8)
Net gains on sales of assets	19.1	33.1	22.7
Income before income taxes	104.2	131.6	112.3
Income tax benefits (provision) (1)	(6.9)	(9.0)	(17.3)
Net income	$97.3	$122.6	$95.0
_________

(1)
Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Several of the RRPF affiliates are flow through entities and income taxes are incurred at the owner level. Amounts shown for 2016 and 2015 include deferred income tax benefits of approximately $7.8 million and $15.4 million, attributable to statutory rate decreases enacted in the United Kingdom.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2016	2015
Current assets	$241.3	$173.4
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,007.4 and $993.6 (a)	3,281.9	3,161.4
Total assets	$3,523.2	$3,334.8

Current liabilities, excluding debt	$127.3	$85.1
Debt obligations, net of adjustments for hedges	2,452.9	2,391.1
Other liabilities	233.8	231.4
Shareholders’ equity	709.2	627.2
Total liabilities and shareholders' equity	$3,523.2	$3,334.8
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2016 (in millions):

	Rolls-Royce	Third Parties	Total
2017	$165.6	$158.9	$324.5
2018	159.7	143.4	303.1
2019	156.2	107.3	263.5
2020	136.6	93.7	230.3
2021	107.1	82.4	189.5
Thereafter	388.5	215.1	603.6
	$1,113.7	$800.8	$1,914.5

The following table shows maturities of debt obligations of the RRPF affiliates as of December 31, 2016 (in millions):

2017 (1)	$618.1
2018	96.9
2019	54.4
2020	470.7
2021	265.7
Thereafter	943.9
Total debt principal (2)	$2,449.7
_______

(1)	For principal payment amounts shown as due in 2017, new debt agreements have been executed that extend the maturity date for approximately $335 million of debt to 2026.

(2)	All debt obligations are nonrecourse to the shareholders.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2016	2015
Balance	$3.8	$7.4
Weighted average interest rate	1.02%	1.22%

Recourse and Nonrecourse Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2016	2015
Recourse Fixed Rate Debt
Unsecured	03/04/14	03/04/17	1.25%	$300.0	$300.0
Unsecured	02/06/08	02/15/18	6.00%	200.0	200.0
Unsecured	03/19/13	07/30/18	2.38%	250.0	250.0
Unsecured (1)	12/27/10	10/31/18	3.84%	10.5	10.9
Unsecured (1)	11/29/10	11/30/18	3.70%	5.3	8.1
Unsecured	01/30/15	12/31/18	1.20%	52.6	54.3
Unsecured	11/19/13	03/15/19	2.50%	300.0	300.0
Unsecured	03/04/14	07/30/19	2.50%	250.0	250.0
Unsecured	10/31/14	03/30/20	2.60%	250.0	250.0
Unsecured	02/06/15	03/30/20	2.60%	100.0	100.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured	09/13/16	09/15/26	3.25%	350.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	05/16/16	05/30/66	5.63%	150.0	—
Unsecured	03/03/06	03/01/16	5.80%	—	200.0
Unsecured	11/19/10	07/15/16	3.50%	—	250.0
Unsecured	09/20/11	07/15/16	3.50%	—	100.0
Total recourse fixed rate debt				$3,868.4	$3,923.3

Recourse Floating Rate Debt
Unsecured	03/02/16	03/02/21	2.18%	$200.0	$—
Unsecured	12/20/16	12/20/21	0.85%	57.8	—
Unsecured	08/28/14	08/28/24	2.24%	100.0	100.0
Unsecured	09/23/15	09/23/25	2.25%	60.0	60.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Date of Issue	Final Maturity	Interest Rate	2016	2015
Unsecured (2) (3)	12/21/12	12/21/17	1.76%	—	100.0
Unsecured (2) (3)	01/22/13	12/21/17	1.76%	—	10.0
Unsecured (3)	09/02/11	08/31/16	0.79%	—	5.2
Total recourse floating rate debt				$417.8	$275.2

Nonrecourse Fixed Rate Debt
Secured	09/30/97	09/20/16	6.69%	$—	$6.9
Total nonrecourse fixed rate debt				$—	$6.9
Total debt principal				$4,286.2	$4,205.4
Unamortized debt discount and debt issuance costs				(33.6)	(28.5)
Debt adjustment for fair value hedges				0.6	1.5
Total Debt				$4,253.2	$4,178.4
__________
(1) Amount shown includes scheduled principal payments prior to the final maturity.
(2) Debt repaid prior to the final maturity.
(3) For floating rate debt repaid during 2016, the interest rate reflected is as of the final payment date.

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2016 (in millions):

2017	$302.6
2018	515.7
2019	550.0
2020	350.0
2021	557.8
Thereafter	2,010.1
Total debt principal	$4,286.2

At December 31, 2016, $301.1 million of our operating assets were pledged as collateral for certain of our debt obligations.

Shelf Registration Statement

During 2016, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Credit Lines and Facilities

In 2016, we entered into a new $600 million 5-year unsecured revolving credit facility in the US that matures in May 2021 with terms and conditions similar to the prior $575 million facility, which was terminated. As of December 31, 2016, the full $600 million was available under the facility. Additionally, we completed a $250 million 5-year secured railcar facility with a 3-year revolving period in the US that matures in February 2021. As of December 31, 2016, the full $250 million was available under this facility.

Annual commitment fees for GATX's credit facilities were $1.5 million for 2016, $1.0 million for 2015, and $1.0 million for 2014.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 3.3 for the period ended

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2016, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

As of December 31, 2016, the indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that limit the amount of additional secured indebtedness that we may incur to $1,363.9 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2016, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries ( "GATX Rail Europe" or "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2016, the maximum amount that GRE could transfer to us without violating its covenants was $157.4 million, therefore implying the loan covenants restrict $359.9 million of subsidiary net assets. At December 31, 2016, GRE was in compliance with all covenants and conditions of these loan agreements.

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

NOTE 8. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (2)	1.3	—	1.3	—
Liabilities
Interest rate derivatives (1)	0.1	—	0.1	—

Assets	Total December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.8	$—	$1.8	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.8	—	0.8	—
Available-for-sale equity securities	3.3	3.3	—	—
Liabilities
Interest rate derivatives (1)	1.2	—	1.2	—
Foreign exchange rate derivatives (1)	0.2	—	0.2	—
Foreign exchange rate derivatives (2)	2.4	—	2.4	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We base our valuations of available-for-sale equity securities on their quoted prices on an active exchange. We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. The fair value of assets held at December 31 that were subject to non-recurring Level 3 fair value measurements was $106.6 million and $34.0 million for 2016 and 2015. See "Note 9. Asset Impairments and Assets Held for Sale" for further information about our impairment losses.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2016 that mature from 2017 to 2020 and eight instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2015.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had nine instruments outstanding with an aggregate notional amount of $412.1 million as of December 31, 2016 that mature from 2017 to 2022 and ten instruments outstanding with an aggregate notional amount of $442.9 million as of December 31, 2015. Within the next 12 months, we expect to reclassify $5.9 million ($3.7 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. None of our derivative instruments with credit risk related contingent features were in a liability position as of December 31, 2016. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Loss (Gain) Recognized	2016	2015	2014
Fair value hedges (1)	Interest expense	$0.8	$(0.8)	$4.7
Cash flow hedges	Other comprehensive loss (effective portion)	4.9	5.3	5.1
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	6.9	5.6	4.9
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	1.1	0.3	3.2
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(11.9)	(6.9)	(2.1)
Non-designated (3)	Other (income) expense	(2.6)	(6.1)	(11.4)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)	For each of 2016, 2015 and 2014, foreign currency derivatives are substantially offset by losses from foreign currency remeasurement adjustments, also recognized in Other (income) expense.

(3)
For 2015 and 2014 includes $5.1 million, and $10.4 million of gains on foreign currency derivatives which substantially offset losses from foreign currency remeasurement adjustments on the Ahaus Alstätter Eisenbahn Cargo AG loan, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2016	2016	2015	2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.2	$0.6	$1.2
Loans	6.2	6.2	8.8	8.7
Liabilities
Recourse fixed rate debt	$3,858.5	$3,852.6	$3,915.0	$3,882.6
Recourse floating rate debt	417.8	412.2	275.2	264.6
Nonrecourse debt	—	—	6.9	7.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment maybe present. The following table summarizes the components of asset impairments for the years ending December 31 (in millions):

	2016	2015	2014
Attributable to Consolidated Assets
Rail North America - railcars in flammable service	$29.8	$—	$—
Portfolio Management - marine assets	6.7	30.8	—
Other	2.0	3.1	1.3
	$38.5	$33.9	$1.3

Attributable to Affiliate Investments
Portfolio Management	$—	$19.0	$—

In 2015, the Pipeline and Hazardous Materials Safety Administration of the US Department of Transportation (“PHMSA”) and Transport Canada ("TC") each issued rules that established new design standards for tank cars utilized in flammable liquids service in North America. In addition to setting standards for newly built tank cars, the regulations established guidelines for modifying existing tank cars utilized in certain flammable liquids service and deadlines for modifying or removing those cars from service. The deadlines range from November 2016 to May 2029, depending on the type of car and the nature of commodity carried. The PHMSA rule was subsequently modified by legislation adopted by Congress, and in August 2016, PHMSA amended its earlier rule to incorporate the legislative mandates into the final rule, which included expanded retrofit requirements and a shorter phase out period for the older tank cars.

During 2016, excess railcar supply, muted demand for certain railcar types, and increased railroad efficiency have combined to put pressure on lease rates for most car types. Within the flammable tank car market, the challenge of keeping existing tank cars in service has been compounded by the increased availability of newer cars with enhanced designs, including those that comply with the new regulations, to serve this market. Further, our expectations of redeploying certain tank cars currently in flammable service into nonflammable service has diminished as a substantial oversupply of tank cars has developed to serve these alternative markets. We expect these conditions to continue and potentially worsen. As a result of these changed expectations, we believe indicators of impairment were present for certain tank cars impacted by the new regulations, and a comprehensive impairment analysis was completed.

While all railcars subject to the new regulations were reviewed, approximately 2,400 railcars with a carrying value of approximately $90 million were determined to be most vulnerable based on their age, configuration, and carrying values. For purposes of this review, we modeled multiple scenarios of net cash flows using a range of assumptions, including revised estimated useful lives for these railcars. Based on this analysis, we concluded that our carrying values exceeded our estimates of undiscounted cash flows, indicating an impairment for this group of railcars. The market for this group of railcars is fairly illiquid, given the circumstances noted above. Accordingly, the fair value of this railcar group was estimated based on discounting our estimated cash flows using a discount rate we believe reflects the applicable return for typical buyers and sellers of these types of assets. Concurrently with this analysis, we entered into an agreement to sell approximately 400 of these railcars, for total proceeds consistent with our valuations. As a result, we recorded impairment losses of $29.8 million related to these tank cars, of which $5.8 million is attributable to assets held for sale. The total carrying value of assets held for sale at Rail North America was $43.9 million at December 31, 2016, including the impaired tank cars that were written down to their expected net sales proceeds. Lastly, we shortened the depreciable lives for these tank cars consistent with our revised expectations, beginning January 1, 2017; however, the impact of adjusting the useful lives for these assets will not be material to future financial results.

The assumptions we relied upon for purposes of this impairment analysis were based on our judgment of current and future market conditions. Actual results could differ from our estimates, and we may incur future impairment losses with respect to this railcar group, particularly if we sell or scrap the railcars sooner than anticipated.

In 2015, we recorded impairment losses of $30.8 million at Portfolio Management related to certain marine assets. This was the result of management's decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), certain inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. In 2016 and 2015 disposition gains of $5.2 million and $21.6 million were realized from the sale of certain of these marine assets. During 2016, $6.7 million of additional impairment losses were recorded, reflective of final disposition results and revised estimates of expected net sales proceeds for assets that remain classified as held for sale with a carrying value of $45.6 million at

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016.

Other impairment losses in each year were primarily attributable to railcars we have retired early due to excess damage or functional obsolescence and designated for scrap.

These impairment losses were included in net (loss) gains on asset dispositions in the consolidated statement of comprehensive income.

Additionally, as part of the decision to exit the marine investments, Portfolio Management also recorded impairment losses of $19.0 million in 2015 related to our 50% interest in the Cardinal Marine joint venture, based on expected proceeds from the final sale of this investment. This impairment loss was included in the share of affiliates' earnings in the consolidated statement of comprehensive income. This investment was sold in 2015.

The following table summarizes the components of assets held for sale at December 31 (in millions):

	2016	2015
Rail North America	$43.9	$2.6
Portfolio Management	45.6	103.4
	$89.5	$106.0

All assets classified as held for sale are expected to be sold in 2017.

NOTE 10. Pension and Other Post-Retirement Benefits

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

During 2015, we offered an early retirement program for certain eligible employees, effective in 2016. This program provided enhanced benefits to the employees that elected to participate and provided the option for employees to receive their pension benefits as a lump sum payment or as an annuity. Special termination benefits of $9.0 million resulting from this program were recognized as a one-time expense in 2015. In 2016, we recorded a settlement accounting expense of $6.1 million attributable to lump sum payments elected by eligible retirees as part of the program.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$475.0	$502.7	$35.0	$40.8
Service cost	6.1	7.4	0.2	0.2
Interest cost	15.3	19.6	0.9	1.3
Plan amendments	—	—	—	(2.5)
Actuarial loss (gain)	18.3	(22.6)	(3.0)	(3.6)
Benefits paid	(44.5)	(36.9)	(2.8)	(2.9)
Special termination benefits	—	7.3	—	1.7
Effect of foreign exchange rate changes	(5.8)	(2.5)	—	—
Benefit obligation at end of year	$464.4	$475.0	$30.3	$35.0
Change in Fair Value of Plan Assets
Plan assets at beginning of year	416.1	456.9	—	—
Actual return on plan assets	45.8	(4.6)	—	—
Effect of exchange rate changes	(6.1)	(2.2)	—	—
Company contributions	2.2	2.9	2.8	2.9
Benefits paid	(44.5)	(36.9)	(2.8)	(2.9)
Plan assets at end of year	$413.5	$416.1	$—	$—
Funded Status at end of year	$(50.9)	$(58.9)	$(30.3)	$(35.0)
Amount Recognized
Other Liabilities and Other Assets (net)	$(50.9)	$(58.9)	$(30.3)	$(35.0)
Accumulated other comprehensive loss:
Net actuarial loss (gain)	144.1	163.3	(2.9)	(0.2)
Prior service credit	(0.1)	(1.1)	(1.8)	(2.0)
Accumulated other comprehensive loss (gain)	144.0	162.2	(4.7)	(2.2)
Total recognized	$93.1	$103.3	$(35.0)	$(37.2)
After-tax amount recognized in accumulated other comprehensive loss	$90.0	$101.3	$(2.9)	$(1.4)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $441.8 million at December 31, 2016 and $449.4 million at December 31, 2015.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2016	2015
Projected benefit obligations	$430.8	$438.3
Fair value of plan assets	378.8	378.6

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2016	2015
Accumulated benefit obligations	$126.4	$412.6
Fair value of plan assets	94.4	378.6

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2016 Pension Benefits	2015 Pension Benefits	2014 Pension Benefits	2016 Retiree Health and Life	2015 Retiree Health and Life	2014 Retiree Health and Life
Service cost	$6.1	$7.4	$5.9	$0.2	$0.2	$0.1
Interest cost	15.3	19.6	20.7	0.9	1.3	1.6
Expected return on plan assets	(25.6)	(25.8)	(28.4)	—	—	—
Settlement accounting adjustment	6.1	7.3	—	—	1.7	—
Amortization of:
Unrecognized prior service credit	(1.0)	(1.0)	(1.0)	(0.2)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	10.5	14.8	11.3	(0.3)	(0.2)	(0.1)
Net periodic cost	$11.4	$22.3	$8.5	$0.6	$2.9	$1.5

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2017 from amounts recorded in accumulated comprehensive loss (gain) as of December 31, 2016 (in millions):

	2017
	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss (gain)	$9.1	$(0.3)
Unrecognized prior service credit	—	(0.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2016	2015
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded and unfunded plans	4.22%	4.46%
Discount rate — hourly funded plan	4.30%	4.51%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.47%	4.05%
Discount rate — hourly funded plan	4.52%	4.10%
Expected return on plan assets — salaried funded plan	6.80%	6.50%
Expected return on plan assets — hourly funded plan	6.75%	6.35%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	2.60%	3.60%
Rate of pension-in-payment increases	3.20%	3.00%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	3.60%	3.20%
Expected return on plan assets	4.80%	4.80%
Rate of pension-in-payment increases	3.00%	2.90%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health	3.78%	3.96%
Discount rate - hourly health	4.09%	4.11%
Discount rate - salaried life insurance	4.18%	4.40%
Discount rate - hourly life insurance	3.83%	4.04%
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	3.94%	3.65%
Discount rate - hourly health	4.31%	3.85%
Discount rate - salaried life insurance	4.41%	4.00%
Discount rate - hourly life insurance	4.06%	3.70%
Rate of compensation increases	N/A	N/A

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

	2016	2015
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims - pre age 65	6.60%	7.00%
Medical claims - post age 65	5.80%	6.00%
Prescription drugs claims - pre age 65	9.30%	10.00%
Prescription drugs claims - post age 65	9.80%	10.50%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2022	2022
Prescription drugs claims	2024	2024

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has an effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2016 and the post-retirement benefit obligation as of December 31, 2016 (in millions) :

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	1.1	(1.0)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2016 and 2015, and current target asset allocation for 2017, by asset category:

		Plan Assets at December 31
	Target	2016	2015
Asset Category
Equity securities	52.0%	52.0%	50.2%
Debt securities	44.0%	42.2%	44.4%
Real estate	4.0%	5.0%	5.4%
Cash	—%	0.8%	—%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2016 and 2015, and current target asset allocation for 2017, by asset category:

		Plan Assets at December 31
	Target	2016	2015
Asset Category
Equity securities	36.8%	37.7%	36.8%
Debt securities	63.2%	62.3%	63.2%
	100.0%	100.0%	100.0%

The following tables set forth the fair value of our pension plan assets as of December 31 (in millions):

	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$3.1	$3.1	$—	$—
Common stock collective funds (1)	210.4
Fixed income collective trust funds (1)	151.4
Real estate collective trust funds (1)	18.7
Loan fund (1)	29.9
Total	$413.5	$3.1	$—	$—

	Total December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investment funds	$1.6	$1.6	$—	$—
Common stock
US equities	11.4	11.4	—	—
International equities	1.2	1.2	—	—
Common stock collective funds (1)	190.4
Fixed income collective trust funds (1)	160.4
Real estate collective trust funds (1)	20.2
Loan fund (1)	30.9
Total	$416.1	$14.2	$—	$—
_______

(1)
In accordance with the relevant accounting standards, these investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and, as a result, are not recorded in the fair value hierarchy.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of the valuation techniques and inputs used as of December 31, 2016 and 2015.

Short-term investment funds

We value short-term investment funds based on the closing net asset values (NAV) quoted by the funds. The NAV represents the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. Short-term investment funds are highly liquid investments in obligations of the US Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment funds have no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The fund seek to provide safety of principal, daily liquidity, and a competitive yield over the long term.

Common stock

We value common stock traded in an active market at the last reported sales price on the last business day of the plan year.

Common stock and fixed income collective trust funds

We value common stock and fixed income collective trusts based on the closing NAV prices quoted by the funds. The NAV prices are the unitized fair values of the underlying securities held by the trusts, which are traded in an active market. None of the collective trusts have unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings.

Real estate collective trust funds

We value real estate collective trust funds based on the NAV provided by the funds' administrators, which are the unitized fair values of the underlying US commercial real estate investments held by the funds. An independent appraisal determines the fair values of the real estate properties. Redemptions from the real estate funds are available with either 45 or 60 day notice prior to the end of a quarter. A lack of liquidity in the funds may limit or delay redemptions. The investment objective of the real estate funds, which are diversified by location and property type, is long-term return through property appreciation, current income, and timely sales.

Loan fund

The loan fund is a limited liability company (LLC) and is valued using the NAV. The NAV is based on the fair value of the underlying assets owned by the LLC, less its liabilities, multiplied times the ownership interest of the LLC. As of December 31, 2016, the GATX Master Trust held investments in one LLC. Generally, capital may be withdrawn as of the last day of the month upon written notice given on no later than 30 days prior to the withdrawal date. The investment manager may determine in its discretion to allow withdrawals on any such other date. The LLC fund seeks to achieve risk-adjusted total returns by buying and selling investments that are anticipated to have a primarily bank loan focus. Investments will be primarily in debt securities of midsize and large capitalizations. The Plan is allocated 100% of the interest that the GATX Corporation Master Trust holds. There are no unfunded commitments.

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

In 2017, we expect to contribute approximately $5.7 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows benefit payments, which reflect expected future service, as appropriate, we expect the plans to pay (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2017	$27.0	$2.5	$3.2
2018	27.0	2.6	3.0
2019	27.2	3.2	2.7
2020	27.5	3.5	2.5
2021	27.6	3.6	2.3
Years 2022-2026	142.0	19.2	9.9
	$278.3	$34.6	$23.6

In addition to our defined benefit plans, we have two 401(k) retirement plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $1.8 million for 2016, $1.9 million for 2015, and $1.8 million for 2014.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2016	2015	2014
American Maritime Officers Pension Plan (1)(2)	13-1969709-001	Endangered-Yellow	$1.2	$1.4	$1.5	January 15, 2017
Other multiemployer post-retirement plans			5.9	6.8	7.0
Total			$7.1	$8.2	$8.5
_______

(1)
Our contributions represented more than 5% of the total contributions to the plan during each year and no surcharge was imposed for any year. The actuary for the American Maritime Officers Pension Plan certified that the plan is in endangered status (i.e. “yellow zone” as defined by the Pension Protection Act of 2006) for the plan year beginning October 1, 2013, because it has funding or liquidity problems, or both. A rehabilitation plan, as defined by the Employee Retirement Security Act of 1974, was instituted under which certain adjustable benefits were reduced or eliminated, and we are required to contribute at a negotiated rate per day worked by each employee.

(2)
ASC reached a tentative agreement with the American Maritime Officers ("AMO") management in February 2017. The new agreement, which would expire in January 2021, must now be ratified by the AMO members.

NOTE 11. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2016, 3.4 million shares were authorized under the 2012 Plan and 1.1 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the service period of each award. Share-based compensation expense was $15.8 million for 2016, $11.6 million for 2015, and $14.0 million for 2014, and the related tax benefits were $6.0 million for 2016, $4.4 million for 2015, and $5.3 million for 2014.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued US Treasury zero-coupon bonds with a term comparable to the expected term.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the weighted average fair value for our stock options and stock appreciation rights and the assumptions we used to estimate fair value:

	2016	2015	2014
Weighted average estimated fair value	$13.86	$18.16	$18.12
Quarterly dividend rate	$0.40	$0.38	$0.33
Expected term of stock appreciation rights, in years	4.7	4.7	4.4
Risk-free interest rate	1.4%	1.2%	1.3%
Dividend yield	4.1%	2.6%	2.3%
Expected stock price volatility	29.4%	29.2%	30.3%
Present value of dividends	$7.27	$6.90	$5.76

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2016:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,574	$45.18
Granted	467	39.19
Exercised	(363)	29.93
Forfeited/Cancelled	(24)	51.68
Expired	(6)	50.11
Outstanding at end of the year	1,648	46.73
Vested and exercisable at end of the year	895	47.12

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2016, 2015, and 2014, and the weighted average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2016:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercised in 2014		$11.8
Exercised in 2015		6.2
Exercised in 2016		6.2

Outstanding at December 31, 2016 (a)	4.1	24.5
Vested and exercisable at December 31, 2016	2.9	13.0
_______
(a) As of December 31, 2016, 1,188,635 stock appreciation rights and 459,600 stock options were outstanding.

As of December 31, 2016, none of the stock options issued during 2016 had vested. No stock options were issued during 2015, and all prior stock option awards had been exercised, forfeited, or expired as of December 31, 2014. Therefore, no cash was received from

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees for exercises of stock options during the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016, we had $6.4 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

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

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. The performance shares granted in 2014 and later include an option to settle shares earned in cash upon vesting for certain eligible employees. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years. In addition, compensation expense includes a component related to the changes in the value of the underlying shares.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2016, there was $9.0 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 2.0 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2016:

	Number of Share Units Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	172	$53.18
Granted	88	40.33
Vested	(46)	46.31
Forfeited	(10)	52.71
Nonvested at end of the year	204	49.23
Performance Shares:
Nonvested at beginning of the year	121	$54.32
Granted	95	38.83
Net increase due to estimated performance	18	56.91
Vested	(89)	53.63
Forfeited	(2)	54.79
Nonvested at end of the year	143	44.81

The total fair value of restricted stock units and performance shares that vested during the year was $7.5 million in 2016, $7.2 million in 2015, and $6.6 million in 2014.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2016, we granted 29,481 units of phantom stock and there were 189,422 units outstanding as of December 31, 2016.

NOTE 12. Income Taxes

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have not recognized deferred US income taxes on the undistributed earnings of foreign subsidiaries and affiliates that we intend to permanently reinvest in foreign operations. The cumulative amount of such earnings was $961.1 million at December 31, 2016. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2016	2015
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$1,119.1	$1,058.1
Investments in affiliated companies	69.5	72.9
Lease accounting	11.1	7.3
Other	1.0	—
Total deferred tax liabilities	1,200.7	1,138.3
Deferred Tax Assets
Federal net operating loss	—	13.2
Alternative minimum tax credit	8.0	14.8
Foreign tax credit	—	5.8
Valuation allowance on foreign tax credit	—	(5.8)
State net operating loss	25.4	27.7
Valuation allowance on state net operating loss	(12.9)	(12.6)
Foreign net operating loss	2.9	3.6
Valuation allowance on foreign net operating loss	(0.3)	(0.3)
Accruals not currently deductible for tax purposes	26.7	22.2
Allowance for losses	1.5	3.2
Pension and post-retirement benefits	30.9	35.8
Other	29.1	12.4
Total deferred tax assets	111.3	120.0
Net deferred tax liabilities	$1,089.4	$1,018.3

At December 31, 2016, we have fully utilized all of our available US federal tax net operating loss carryforward. We do have an alternative minimum tax credit of $8.0 million that has an unlimited carryforward period.

At December 31, 2016, we have fully utilized all of our available foreign tax credits. We do have state net operating losses of $25.4 million, net of federal benefits that are scheduled to expire at various times beginning in 2017. We have recorded a $12.9 million valuation

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we have foreign net operating losses, net of valuation allowances, of $2.6 million which have unlimited carryforward periods. Our use of future tax credits and net operating losses depends on a number of variables, including the amount of taxable income and state apportionment factors.

The following table shows a reconciliation of the beginning and ending amount of our gross liability for unrecognized tax benefits (in millions)

	2016	2015
Beginning balance	$5.7	$5.6
Additions to tax positions of prior years	—	0.1
Reduction for tax positions of prior years	(1.4)	—
Ending balance	$4.3	$5.7

At December 31, 2016, our gross liability for unrecognized tax benefits was $4.3 million, of which $2.8 million, if recognized, would favorably impact income tax expense. During the year ended December 31, 2016, we reduced our unrecognized tax benefit by $1.4 million based on a final determination ruling for a disputed state tax filing position. During the year ended December 31, 2015, we added an additional $0.1 million gross state tax liability. We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the US jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2016, all audits or statute of limitations with respect to our federal tax returns for years prior to 2013 have been closed or expired. Additionally, we do not currently have any ongoing state income tax audits.

The following table shows the components of income before income taxes, excluding affiliates, for the years ending December 31 (in millions):

	2016	2015	2014
Domestic	$211.0	$174.7	$137.9
Foreign	94.4	95.6	93.3
	$305.4	$270.3	$231.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows income taxes, excluding domestic and foreign joint ventures, for the years ending December 31 (in millions):

	2016	2015	2014
Current
Domestic:
Federal	$6.0	$5.6	$0.7
State and local	—	(0.2)	0.6
	6.0	5.4	1.3
Foreign	16.9	15.3	13.0
	22.9	20.7	14.3
Deferred
Domestic:
Federal	55.8	44.7	45.0
State and local	10.5	33.7	5.6
	66.3	78.4	50.6
Foreign	6.5	11.8	10.8
	72.8	90.2	61.4
Income taxes	$95.7	$110.9	$75.7

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2016	2015	2014
Income taxes at federal statutory rate	$106.9	$94.6	$80.9
Adjust for effect of:
Foreign tax credits	(7.8)	—	—
Foreign earnings taxed at lower rates	(9.7)	(6.2)	(8.5)
Corporate owned life insurance	(1.7)	(0.9)	(0.6)
State income taxes	6.8	7.6	4.1
State deferred tax rate change impact	—	14.1	—
Other	1.2	1.7	(0.2)
Income taxes	$95.7	$110.9	$75.7
Effective income tax rate	31.3%	41.0%	32.7%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, our effective tax rate was 31.3% compared to 41.0% in 2015 and 32.7% in 2014. The current year effective tax rate reflects the utilization of $7.8 million in foreign tax credits. The 2015 effective tax rate reflected incremental deferred state income taxes of $14.1 million associated with a change in our consolidated effective state tax rate. Specifically, the sale of our marine assets in our Portfolio Management segment had a negative impact on our allocation factors that increased our overall effective state income tax rates in future years. Additionally, the 2015 rate reflected a higher contribution from domestic source income, which is taxed at a higher rate, as well as the impact of an increase in the statutory tax rate in Alberta, Canada.

The adjustment for foreign earnings in each year reflects the impact of lower tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $5.7 million and $18.3 million in 2016 and 2014, and an income tax benefit of $0.5 million in 2015. The 2016 and 2015 amounts were favorably impacted tax benefits of $3.9 million and $7.7 million as a result of income tax rate reductions enacted in the United Kingdom.

NOTE 13. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2016, we generated approximately 26% of our total revenues from customers in the petroleum industry, 19% from the chemical industry, 18% from the transportation industry, 9% from food/agriculture industries, and 8% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Germany, Canada, Poland, Mexico, and Austria.

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2016, 2015, and 2014. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our reservable assets portfolio.

Concentration of Labor Force

As of December 31, 2016, collective bargaining agreements covered approximately 43% of our employees, of which agreements covering 20% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and Employee Shop Committee of Riviere-des-Prairies. The Unifor agreements expired in January 2017 and negotiations are scheduled to begin in February 2017. The unlicensed shipboard personnel on twelve of the ASC vessels are represented by the Seafarers International Union ("SIU"). Licensed personnel on ASC’s vessels, other than captains, are represented by the AMO. The SIU and AMO agreements expired January 15, 2017. SIU membership, representing approximately 5% of our employees, ratified a new agreement in January 2017, which will expire in June 2020. ASC reached a tentative agreement with AMO management in February 2017. The new agreement, which would expire in January 2021 and covers approximately 4% of our employees, must now be ratified by the AMO members. Certain employees of GATX Rail Europe are represented by one union in Germany and three unions in Poland.

NOTE 14. Commercial Commitments

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our commercial commitments as of December 31 (in millions):

	2016	2015
Lease payment guarantees	$15.0	$22.1
Standby letters of credit and performance bonds	8.9	8.9
Total commercial commitments (1)	$23.9	$31.0
_______

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $3.0 million at December 31, 2016 and $4.1 million at December 31, 2015. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 15. Earnings per Share

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

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2016	2015	2014
Numerator:
Net income	$257.1	$205.3	$205.0

Denominator:
Weighted average shares outstanding - basic	40.5	43.1	45.0
Effect of dilutive securities:
Equity compensation plans	0.4	0.7	0.8
Weighted average shares outstanding - diluted	40.9	43.8	45.8
Basic earnings per share	$6.35	$4.76	$4.55
Diluted earnings per share	$6.29	$4.69	$4.48

NOTE 16. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $78.0 million as of December 31, 2016 and $79.7 million as of December 31, 2015. In the fourth quarter of 2016, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2016 and 2015, changes in the carrying amount of our goodwill resulted from changes in foreign currency exchange rates.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2016	2015
Beginning balance	$10.3	$5.7
Provision for losses	4.0	6.6
Charges to allowance	(9.1)	(1.9)
Recoveries and other, including foreign exchange adjustments	0.9	(0.1)
Ending balance	$6.1	$10.3

The allowance for losses is comprised of a general allowance for trade receivables and specific allowances for finance leases. As of December 31, 2016, the general allowance for trade receivables was $6.1 million, or 7.1% of rent and other receivables, compared to $6.3 million, or 9.1% of rent and other receivables at December 31, 2015. At December 31, 2016, there were no specific allowances for finance leases, compared to $4.0 million at December 31, 2015. The specific allowance in 2015 was related to a loss reserve recorded in connection with one investment at Portfolio Management that was written off in the current year.

NOTE 18. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2016	2015
Assets held for sale	$89.5	$106.0
Inventory	51.3	55.2
Office furniture, fixtures and other equipment, net of accumulated depreciation	27.9	31.8
Derivatives	16.4	12.8
Prepaid items	15.1	14.3
Loans	6.2	8.8
Deferred financing costs	4.5	3.4
Prepaid pension	1.1	0.7
Other investments	0.5	4.2
Other	84.6	84.0
	$297.1	$321.2

Assets held for sale consisted of Portfolio Management marine assets, resulting from management's decision to exit the majority of our marine investments within the Portfolio Management segment, as well as railcars at Rail North America. For additional information see "Note 9. Asset Impairments and Assets Held for Sale".

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2016	2015
Accrued pension and other post-retirement benefits	$82.3	$94.6
Deferred gains on sale-leasebacks	54.0	44.8
Accrued operating lease expense	22.2	19.3
Environmental accruals	14.9	13.2
Deferred income	3.8	7.7
Unrecognized tax benefits	2.8	3.8
Derivatives	0.1	3.8
Other	42.0	33.4
	$222.1	$220.6

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Shareholders’ Equity

In 2016, our board of directors authorized a $300 million share repurchase program. During the year, we purchased 2.7 million shares of common stock for $120.1 million, including commissions. In 2015, we purchased 2.4 million shares of common stock for $125.4 million which completed our $250 million repurchase program authorized in 2014. In 2014, we purchased 1.9 million shares of common stock for $124.6 million. The timing of share repurchases is dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2016, 67.0 million shares were issued and 39.4 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2016 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.2
GATX Corporation 2012 Incentive Award Plan	3.4
5.6

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2016, December 31, 2015 and December 31, 2014.

NOTE 20. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2013	$57.2	$0.4	$(22.1)	$(78.2)	(42.7)
Change in component	(79.1)	(0.2)	0.3	(57.3)	(136.3)
Reclassification adjustments into earnings	—	—	6.0	10.1	16.1
Income tax effect	—	0.1	(3.3)	17.7	14.5
Balance at December 31, 2014	(21.9)	0.3	(19.1)	(107.7)	(148.4)
Change in component	(55.8)	(1.0)	1.6	(0.9)	(56.1)
Reclassification adjustments into earnings	—	—	(1.0)	13.5	12.5
Income tax effect	—	0.4	(2.4)	(4.8)	(6.8)
Balance at December 31, 2015	(77.7)	(0.3)	(20.9)	(99.9)	(198.8)
Change in component	(26.0)	2.5	7.3	11.7	(4.5)
Reclassification adjustments into earnings	—	(1.9)	(3.9)	9.0	3.2
Income tax effect	—	(0.3)	(2.8)	(7.9)	(11.0)
Balance at December 31, 2016	$(103.7)	$—	$(20.3)	$(87.1)	$(211.1)
________
See "Note 8. Fair Value Disclosure" and "Note 10. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 21. Foreign Operations

For the years ended December 31, 2016, 2015, and 2014, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2016 and 2015, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2016	2015	2014
Revenues
Foreign	$320.7	$329.4	$346.2
United States	1,097.6	1,120.5	1,104.8
	$1,418.3	$1,449.9	$1,451.0
Identifiable Assets
Foreign	$2,098.2	$1,992.3	$2,133.3
United States	5,007.2	4,901.9	4,786.6
	$7,105.4	$6,894.2	$6,919.9

NOTE 22. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely.

Viareggio Derailment

In June 2009, a train consisting of fourteen liquefied petroleum gas (“LPG”) tank cars owned by GATX Rail Austria GmbH and its subsidiaries (collectively, “GRA”) derailed while passing through the City of Viareggio, in the province of Lucca, Italy. Five tank cars overturned and one of the overturned cars was punctured by a peg or obstacle along the side of the track, resulting in a release of LPG, which subsequently ignited. The accident resulted in multiple deaths, personal injuries and property damage. The LPG tank cars were leased to FS Logistica S.p.A., a subsidiary of the Italian state-owned railway, Ferrovie dello Stato S.p.A (the “Italian Railway”).

On December 14, 2012, the prosecutors for Lucca charged the Italian Railway, GRA, and a number of their maintenance, operations, and managerial employees with various negligence-based crimes related to the accident. A trial was held in the court of Lucca and, on January 31, 2017, the court announced guilty verdicts against various Italian Railway companies, GRA, and certain of their employees. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against the employees. GRA disagrees with the trial court’s ruling and believes that the evidence shows it and its employees acted diligently and in accordance with applicable regulations at all times. GRA plans to appeal the trial court’s ruling and, pending the final disposition of the appeals, these fines and penalties are not enforceable.

With respect to civil claims, the insurers for the Italian Railway and GRA have fully settled and resolved most of the claims arising out of the accident. With respect to unsettled claims, the Lucca court ordered all convicted defendants (including various Italian Railway entities and GRA) to pay final damages or advances to the remaining 56 claimants. The amount of these awards is immaterial and GRA expects that its insurers will continue to cover most of these damages to claimants except for a small number of civil claims. GRA will continue to incur legal expenses for the criminal appeals although they are not expected to be material. We cannot predict the outcome of the appeals process and thus cannot reasonably estimate the possible amount or range of costs that may be ultimately incurred in connection with this litigation.

Other Litigation

GATX and its subsidiaries have been named as defendants in various other legal actions and claims, governmental proceedings, and private civil suits arising in the ordinary course of business, including environmental matters, workers’ compensation claims, and other personal injury claims. Some of these proceedings include claims for punitive as well as compensatory damages.

Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability or, in the case of claims against ASC, the Jones Act, which provides limited remedies to certain maritime employees. In January 2017, GATX agreed to settle 57

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Jones Act cases originally filed against ASC in the United States District Court, Northern District of Ohio for an immaterial amount. During 2016, an additional 3 asbestos cases were dismissed without payment. As of January 31, 2017, there remains 22 asbestos-related cases pending against GATX and its subsidiaries, which includes 7 new asbestos cases filed during 2016. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

Litigation Accruals

We have recorded accruals totaling $4.7 million at December 31, 2016 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 18 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2016, we have recorded accruals of $14.9 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

Rail International is composed of our wholly owned European operations ("GATX Rail Europe" or "GRE"), a wholly owned railcar leasing business in India ("Rail India"), and our operations in Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of the marine investments within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to the changes in the composition of our segments, we modified segment leverage levels for 2016. The leverage levels for 2016 were 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. Prior to 2016, the leverage levels were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2016, 2015, and 2014 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2016 Profitability
Revenues
Lease revenue	$935.1	$182.0	$4.2	$5.8	$—	$1,127.1
Marine operating revenue	—	—	150.0	49.3	—	199.3
Other revenue	83.4	7.0	—	1.5	—	91.9
Total Revenues	1,018.5	189.0	154.2	56.6	—	1,418.3
Expenses
Maintenance expense	266.5	47.2	18.6	—	—	332.3
Marine operating expense	—	—	96.7	32.8	—	129.5
Depreciation expense	231.8	45.5	12.9	7.0	—	297.2
Operating lease expense	67.6	—	6.0	—	(0.1)	73.5
Other operating expense	34.1	5.3	—	4.4	—	43.8
Total Expenses	600.0	98.0	134.2	44.2	(0.1)	876.3
Other Income (Expense)
Net gain on asset dispositions	16.6	1.1	—	80.3	—	98.0
Interest (expense) income, net	(110.1)	(29.7)	(4.5)	(8.6)	4.8	(148.1)
Other (expense) income	(3.6)	0.8	(5.4)	—	(3.6)	(11.8)
Share of affiliates' earnings (pretax)	0.5	(0.2)	—	52.8	—	53.1
Segment profit	$321.9	$63.0	$10.1	$136.9	$1.3	533.2
Selling, general and administrative expense						174.7
Income taxes (includes $5.7 related to affiliates' earnings)						101.4
Net income						$257.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$45.5	$—	$—	$4.2	$—	$49.7
Residual sharing income	0.8	—	—	82.8	—	83.6
Non-remarketing disposition gains (1)	1.5	1.7	—	—	—	3.2
Asset impairments	(31.2)	(0.6)	—	(6.7)	—	(38.5)
	$16.6	$1.1	$—	$80.3	$—	$98.0

Capital Expenditures
Portfolio investments and capital additions	$495.6	$87.1	$9.1	$25.0	$3.9	$620.7

Selected Balance Sheet Data
Investments in affiliated companies	$10.5	$1.2	$—	$375.3	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$278.8	$593.5	$328.8	$7,105.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2015 Profitability
Revenues
Lease revenue	$930.9	$172.9	$4.1	$22.2	$—	$1,130.1
Marine operating revenue	—	—	166.1	68.9	—	235.0
Other revenue	75.9	7.5	—	1.4	—	84.8
Total Revenues	1,006.8	180.4	170.2	92.5	—	1,449.9
Expenses
Maintenance expense	264.2	39.6	22.3	—	—	326.1
Marine operating expense	—	—	107.2	48.7	—	155.9
Depreciation expense	215.1	43.7	14.3	17.4	—	290.5
Operating lease expense	82.2	—	5.2	—	(0.2)	87.2
Other operating expense	26.2	5.1	—	7.1	—	38.4
Total Expenses	587.7	88.4	149.0	73.2	(0.2)	898.1
Other Income (Expense)
Net gain (loss) on asset dispositions	67.2	6.8	(0.1)	5.3	—	79.2
Interest expense, net	(102.1)	(22.4)	(5.3)	(20.0)	(5.3)	(155.1)
Other expense	(5.2)	(6.0)	(0.7)	—	(1.3)	(13.2)
Share of affiliates' earnings (pretax) (1)	0.5	(0.3)	—	45.2	—	45.4
Segment profit (loss)	$379.5	$70.1	$15.1	$49.8	$(6.4)	508.1
Selling, general and administrative expense						192.4
Income taxes (includes $0.5 net benefits related to affiliates' earnings)						110.4
Net income						$205.3

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$66.6	$—	$—	$23.7	$—	$90.3
Residual sharing income	0.8	—	—	12.6	—	13.4
Non-remarketing disposition gains (2)	2.3	7.2	(0.1)	—	—	9.4
Asset impairments	(2.5)	(0.4)	—	(31.0)	—	(33.9)
	$67.2	$6.8	$(0.1)	$5.3	$—	$79.2

Capital Expenditures
Portfolio investments and capital additions	$524.5	$148.0	$20.3	$18.4	$3.5	$714.7

Selected Balance Sheet Data
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2
__________
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2014 Profitability
Revenues
Lease revenue	$864.1	$188.6	$4.2	$29.7	$—	$1,086.6
Marine operating revenue	—	—	223.0	63.3	—	286.3
Other revenue	63.4	10.3	—	4.4	—	78.1
Total Revenues	927.5	198.9	227.2	97.4	—	1,451.0
Expenses
Maintenance expense	265.5	45.9	25.6	—	—	337.0
Marine operating expense	—	—	149.2	48.6	—	197.8
Depreciation expense	190.0	47.1	13.6	22.8	—	273.5
Operating lease expense	103.7	—	5.2	—	(0.2)	108.7
Other operating expense	21.9	5.1	—	1.9	—	28.9
Total Expenses	581.1	98.1	193.6	73.3	(0.2)	945.9
Other Income (Expense)
Net gain (loss) on asset dispositions	72.3	6.0	(0.5)	9.4	—	87.2
Interest expense, net	(98.4)	(24.7)	(5.6)	(24.3)	(5.4)	(158.4)
Other expense	(7.2)	(3.1)	(0.2)	(1.2)	(1.8)	(13.5)
Share of affiliates' earnings (pretax)	7.9	(0.3)	—	60.2	—	67.8
Segment profit (loss)	$321.0	$78.7	$27.3	$68.2	$(7.0)	488.2
Selling, general and administrative expense						189.2
Income taxes (includes $18.3 related to affiliates' earnings)						94.0
Net income						$205.0

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$57.4	$0.6	$—	$5.1	$—	$63.1
Residual sharing income	5.2	—	—	4.2	—	9.4
Non-remarketing disposition gains (1)	10.4	5.7	(0.1)	—	—	16.0
Asset impairments	(0.7)	(0.3)	(0.4)	0.1	—	(1.3)
	$72.3	$6.0	$(0.5)	$9.4	$—	$87.2

Capital Expenditures
Portfolio investments and capital additions	$810.6	$163.6	$18.4	$32.3	$5.6	$1,030.5

Selected Balance Sheet Data
Investments in affiliated companies	$17.2	$1.8	$—	$338.7	$—	$357.7
Identifiable assets	$4,358.2	$1,228.8	$286.7	$813.3	$232.9	$6,919.9
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total
	In millions, except per share data
2016
Total revenues	$334.4	$358.9	$362.9	$362.1	$1,418.3
Net income	$69.3	$61.2	$95.7	$30.9	$257.1
Per Share Data (1)
Basic	$1.67	$1.51	$2.39	$0.78	$6.35
Diluted	$1.66	$1.49	$2.36	$0.77	$6.29
2015
Total revenues	$319.7	$365.3	$386.2	$378.7	$1,449.9
Net income	$62.2	$45.4	$39.5	$58.2	$205.3
Per Share Data (1)
Basic	$1.41	$1.04	$0.92	$1.38	$4.76
Diluted	$1.39	$1.03	$0.91	$1.37	$4.69
_______

(1)
Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.

(2)
In the third quarter of 2016, net income included $30.3 million of income related to the settlement of a residual sharing agreement and $3.9 million of benefit resulting from a reduction in the statutory income tax rate in the UK. In the third quarter of 2015, net income included $26.6 million of net loss related to the exit of marine investments at Portfolio Management.

(3)
In the fourth quarter of 2016, net income included $19.2 million of impairment losses related to certain railcars at Rail North America and $7.1 million of benefit related to the utilization of foreign tax credits. In the fourth quarter of 2015, net income included $9.0 million of net gain related to the exit of marine investments at Portfolio Management. In addition, net income included $14.1 million of expense attributable to an increase in our effective state income tax rate, $7.7 million of benefit resulting from a reduction in the statutory income tax rate in the UK, and $5.6 million of net expenses associated with an early retirement program offered to certain employees.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of GATX Corporation and subsidiaries

We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). GATX Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GATX Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GATX Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017, expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2017

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 24, 2017, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 24, 2017, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 24, 2017, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 24, 2017, which sections are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 24, 2017, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant	116

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits. See the Exhibit Index included herewith and incorporated by reference hereto.

Item 16.  Form 10-K Summary

N/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CORPORATION
Registrant
/s/ BRIAN A. KENNEY
Brian A. Kenney
Chairman, President and Chief Executive Officer
February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 22, 2017

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 22, 2017

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 22, 2017

Diane Aigotti	Director
Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Stephen R. Wilson	Director
Paul G. Yovovich	Director

/s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 22, 2017

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GATX CORPORATION
(Parent Company)

BALANCE SHEETS
(In millions)

	December 31
	2016	2015
Assets
Cash and cash equivalents	$249.1	$147.6
Operating assets and facilities, net	3,457.9	3,373.6
Investments in affiliated companies	2,179.7	2,255.3
Other assets	758.6	709.4
Total Assets	$6,645.3	$6,485.9

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$88.6	$72.0
Debt	4,140.8	4,107.7
Other liabilities	1,068.7	1,026.0
Total Liabilities	5,298.1	5,205.7
Total Shareholders’ Equity	1,347.2	1,280.2
Total Liabilities and Shareholders’ Equity	$6,645.3	$6,485.9

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31
	2016	2015	2014
Revenues
Lease revenue	$720.8	$718.3	$669.7
Other revenue	76.3	66.7	60.2
Total Revenues	797.1	785.0	729.9
Expenses
Maintenance expense	240.8	233.6	227.6
Depreciation expense	176.8	164.8	147.7
Operating lease expense	59.0	61.7	83.0
Other operating expense	31.5	25.4	17.1
Selling, general and administrative expense	133.5	149.2	139.7
Total Expenses	641.6	634.7	615.1
Other Income (Expense)
Net gain on asset dispositions	131.2	48.0	67.9
Interest expense, net	(59.4)	(68.7)	(66.7)
Other (expense) income	(6.5)	—	2.5
Income before Income Taxes and Share of Affiliates' Earnings	220.8	129.6	118.5
Income Taxes	(103.3)	(62.4)	(41.7)
Share of Affiliates' Earnings, Net of Taxes	139.6	138.1	128.2
Net Income	$257.1	$205.3	$205.0
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(26.0)	(55.8)	(79.1)
Unrealized gain (loss) on securities	0.3	(0.6)	(0.1)
Unrealized gain (loss) on derivative instruments	0.6	(1.8)	3.0
Post-retirement benefit plans	12.8	7.8	(29.5)
Other comprehensive loss	(12.3)	(50.4)	(105.7)
Comprehensive Income	$244.8	$154.9	$99.3

See accompanying note to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONT’D)

GATX CORPORATION
(Parent Company)

STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2016	2015	2014
Operating Activities
Net cash provided by operating activities	$632.8	$412.5	$219.5
Investing Activities
Capital additions	(472.7)	(602.9)	(748.1)
Purchases of leased-in assets	(108.4)	(118.4)	(150.5)
Proceeds from sale-leasebacks	82.5	—	—
Portfolio proceeds and other	127.8	208.7	169.5
Net cash used in investing activities	(370.8)	(512.6)	(729.1)
Financing Activities
Repayments of debt (original maturities longer than 90 days)	(661.0)	(350.0)	(692.2)
Net (decrease) increase in debt with original maturities of 90 days or less	—	(69.0)	69.0
Proceeds from issuances of debt (original maturities longer than 90 days)	677.6	695.7	1,188.7
Stock repurchases	(120.1)	(125.4)	(124.6)
Dividends	(67.4)	(68.2)	(62.0)
Other	10.4	2.3	(1.6)
Net cash (used in) provided by financing activities	(160.5)	85.4	377.3
Net increase (decrease) in cash and cash equivalents during the year	101.5	(14.7)	(132.3)
Cash and Cash Equivalents at beginning of year	147.6	162.3	294.6
Cash and Cash Equivalents at end of year	$249.1	$147.6	$162.3

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of December 2, 2016.*
10.2	Amended and Restated GATX Corporation Directors' Phantom Stock Plan, effective as of December 2, 2016.*
10.3	Form of Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control.*
12	Computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (iv) Notes to the Consolidated Financial Statements, and (v) Schedule I Condensed Financial Information of Registrant.

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

10.1
Five Year Credit Agreement dated as of April 30, 2013, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to GATX’s Form 8-K dated May 3, 2013, file number 1-2328.

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

10.2
Five Year Credit Agreement dated as of May 26, 2016, among Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, N.A., U.S. Bank, National Association, and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated June 2, 2016, file number 1-2328.

10.3
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated March 14, 2011 is incorporated by reference to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on April 27, 2011).

i.
First Amendment to Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated April 25, 2011 is incorporated by reference to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328.

10.4
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated November 3, 2014 is incorporated by reference to Exhibit 10.25 to GATX’s Form 10-K for the fiscal year ended December 31, 2014, file number 1-2328 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on February 5, 2015).

10.5
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 11, 2016, in connection with GATX’s 2016 Annual Meeting of Shareholders, file number 1-2328.*

10.6
GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

	ii.	Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*
10.7
GATX Corporation 2004 Equity Incentive Compensation Plan Stock-Settled Appreciation Right (SAR) Agreement between GATX Corporation and certain eligible grantees entered into as of March 8, 2007, incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.*

10.8
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.9
Form of GATX Corporation Performance Share Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on for after January 1, 2009, incorporated herein by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.10
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 11, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

10.11
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.12
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.13
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, William M. Muckian, and Michael T. Brooks is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.14
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.15
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Eric D. Harkness (dated as of February 1, 2015), Jeffrey D. Young (dated as of February 1, 2015), and Paul F. Titterton (dated as of January 1, 2014) is incorporated by reference to Exhibit 10.3 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.16
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.17
Form of GATX Corporation Stock-Settled Appreciation Right (SAR) Agreement for grants to executive officers on or after January 1, 2008, is incorporated herein by reference to Exhibit 10.23 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, file number 1-2328.*

10.18
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.19
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.20
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

_______

(*) Compensatory Plans or Arrangements