Form 10-Q
period 2017-03-31
GATX CORP
filed 2017-05-05
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes  ☐    No  ☒
Common shares outstanding were 39.1 million at March 31, 2017.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2017

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2016, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars
•
inability to maintain our assets on lease at satisfactory rates due to oversupply of railcars in the market or other changes in supply and demand
•
weak economic conditions and other factors that may decrease demand for our assets and services
•
decreased demand for portions of our railcar fleet due to adverse changes in the price of, or demand for, commodities that are shipped in our railcars
•
higher costs associated with increased railcar assignments following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•
financial and operational risks associated with long-term railcar purchase commitments
•
reduced opportunities to generate asset remarketing income
•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures (collectively the “RRPF affiliates”)
•
fluctuations in foreign exchange rates

•
failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•
changes in railroad operations that could decrease demand for railcars, either due to increased railroad efficiency or decreased attractiveness of rail service relative to other modes
•
the impact of regulatory requirements applicable to tank cars carrying crude, ethanol, and other flammable liquids
•
asset impairment charges we may be required to recognize
•
deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•
competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•
risks related to international operations and expansion into new geographic markets
•
changes in, or failure to comply with, laws, rules, and regulations
•
inability to obtain cost-effective insurance
•
environmental remediation costs
•
inadequate allowances to cover credit losses in our portfolio
•
inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31	December 31
	2017	2016
	(Unaudited)
Assets
Cash and Cash Equivalents	$155.2	$307.5
Restricted Cash	3.8	3.6
Receivables
Rent and other receivables	67.0	85.9
Finance leases	144.5	147.7
Less: allowance for losses	(5.7)	(6.1)
	205.8	227.5

Operating Assets and Facilities	8,631.1	8,446.4
Less: allowance for depreciation	(2,666.1)	(2,641.7)
	5,965.0	5,804.7
Investments in Affiliated Companies	396.9	387.0
Goodwill	78.7	78.0
Other Assets	291.5	297.1
Total Assets	$7,096.9	$7,105.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$143.3	$174.8
Debt
Commercial paper and borrowings under bank credit facilities	3.0	3.8
Recourse	4,250.9	4,253.2
Capital lease obligations	13.5	14.9
	4,267.4	4,271.9
Deferred Income Taxes	1,110.4	1,089.4
Other Liabilities	190.6	222.1
Total Liabilities	5,711.7	5,758.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,029,641 and 66,953,606 Outstanding shares — 39,093,265 and 39,442,893	41.6	41.5
Additional paid in capital	690.7	687.8
Retained earnings	1,868.0	1,828.0
Accumulated other comprehensive loss	(191.1)	(211.1)
Treasury stock at cost (27,936,376 and 27,510,713 shares)	(1,024.0)	(999.0)
Total Shareholders’ Equity	1,385.2	1,347.2
Total Liabilities and Shareholders’ Equity	$7,096.9	$7,105.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2017	2016
Revenues
Lease revenue	$272.7	$284.5
Marine operating revenue	17.0	20.3
Other revenue	26.4	29.6
Total Revenues	316.1	334.4
Expenses
Maintenance expense	77.9	78.5
Marine operating expense	12.9	12.3
Depreciation expense	72.0	69.3
Operating lease expense	15.8	16.8
Other operating expense	9.6	8.8
Selling, general and administrative expense	42.9	38.8
Total Expenses	231.1	224.5
Other Income (Expense)
Net gain on asset dispositions	24.9	23.2
Interest expense, net	(39.2)	(37.2)
Other expense	(1.3)	(3.3)
Income before Income Taxes and Share of Affiliates’ Earnings	69.4	92.6
Income taxes	(20.6)	(30.8)
Share of affiliates’ earnings, net of taxes	8.7	7.5
Net Income	$57.5	$69.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	17.9	25.9
Unrealized gain on securities	—	0.1
Unrealized gain (loss) on derivative instruments	0.8	(2.5)
Post-retirement benefit plans	1.3	1.4
Other comprehensive income	20.0	24.9
Comprehensive Income	$77.5	$94.2

Share Data
Basic earnings per share	$1.46	$1.67
Average number of common shares	39.4	41.4

Diluted earnings per share	$1.44	$1.66
Average number of common shares and common share equivalents	39.9	41.8

Dividends declared per common share	$0.42	$0.40
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2017	2016
Operating Activities
Net income	$57.5	$69.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	75.2	72.5
Change in accrued operating lease expense	(26.9)	(21.1)
Net gains on sales of assets	(24.5)	(21.4)
Deferred income taxes	16.5	25.8
Change in income taxes payable	(6.2)	(9.0)
Share of affiliates’ earnings, net of dividends	(8.7)	(7.4)
Other	(30.9)	(28.8)
Net cash provided by operating activities	52.0	79.9
Investing Activities
Portfolio investments and capital additions	(129.0)	(140.2)
Purchases of leased-in assets	(79.3)	(92.8)
Portfolio proceeds	44.0	98.4
Proceeds from sales of other assets	7.6	9.4
Net cash used in investing activities	(156.7)	(125.2)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	297.9	322.7
Repayments of debt (original maturities longer than 90 days)	(300.1)	(202.3)
Net (decrease) increase in debt with original maturities of 90 days or less	(0.8)	9.8
Stock repurchases	(25.0)	(50.0)
Dividends	(18.4)	(18.1)
Other	(2.3)	(4.0)
Net cash (used in) provided by financing activities	(48.7)	58.1
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.3	1.0
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the period	(152.1)	13.8
Cash, Cash Equivalents, and Restricted Cash at beginning of period	311.1	219.7
Cash, Cash Equivalents, and Restricted Cash at end of period	$159.0	$233.5

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

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements Adopted

Equity Method and Joint Ventures

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to retrospectively apply equity method accounting when an entity increases ownership or influence in a previously held investment. The new guidance was effective for us in the first quarter of 2017. Application of the new guidance did not impact our financial statements or related disclosures.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and clarifies certain aspects of share-based payment accounting and presentation. The update requires recognition of excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the consolidated statements of cash flows. The guidance also clarifies that all cash payments made to taxing authorities on the employees' behalf for withheld shares should be classified as financing activities on the consolidated statements of cash flows. Additionally, the guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as allowed under the previous guidance, or recognized when they occur. We changed our accounting policy to recognize forfeitures when they occur as part of this adoption. These amendments became effective in the first quarter of 2017, and we adopted this guidance as of January 1, 2017. Adoption of this new standard did not have a material impact on our financial statements or related disclosures.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the classification and presentation of changes in restricted cash on the statement of cash flows. We elected to early adopt the new guidance as of January 1, 2017, using the retrospective method. Application of the new guidance requires presentation of restricted cash together with cash and cash equivalents on the consolidated statements of cash flows and eliminates the disclosure of the related changes in restricted cash within investing activities.

GATX CORPORATION AND SUBSIDIARIES
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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted, using a modified retrospective transition method. We plan to adopt this guidance on January 1, 2019, using a modified retrospective transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the accounting and reporting requirements for certain equity securities and financial liabilities. The new guidance is effective for us beginning in the first quarter of 2018 with certain provisions eligible for early adoption. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Compensation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which modifies how an entity must present service costs and other components of net benefit cost. The new guidance is effective for us in the first quarter of 2018 with early adoption permitted. We are evaluating the effect the new guidance will have on our financial statements and related disclosures.

NOTE 3. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total March 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$0.2	$—	$0.2	$—
Foreign exchange rate derivatives (1)	10.2	—	10.2	—
Foreign exchange rate derivatives (2)	0.3	—	0.3	—
Liabilities
Interest rate derivatives (1)	1.7	—	1.7	—
Foreign exchange rate derivatives (1)	0.3	—	0.3	—
Foreign exchange rate derivatives (2)	3.5	—	3.5	—

Assets	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (2)	1.3	—	1.3	—
Liabilities
Interest rate derivatives (1)	0.1	—	0.1	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. As of March 31, 2017, we had eight instruments outstanding with an aggregate notional amount of $450.0 million and maturities ranging from

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2018 to 2022, compared to eight instruments outstanding, with an aggregate notional amount of $550.0 million and maturities ranging from 2017 to 2020, as of December 31, 2016.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had fifteen instruments outstanding with an aggregate notional amount of $317.6 million as of March 31, 2017 that mature from 2017 to 2022 and nine instruments outstanding with an aggregate notional amount of $412.1 million as of December 31, 2016 with maturities ranging from 2017 to 2022. Within the next 12 months, we expect to reclassify $5.7 million ($3.5 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2017, was $2.0 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Loss (Gain) Recognized	2017	2016
Fair value hedges (1)	Interest expense	$2.1	$(4.8)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(5.1)	(23.2)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.7
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	—	0.3
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	4.1	17.0
Non-designated	Other (income) expense	4.8	1.3
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
Includes $4.1 million of losses in 2017 and $17.0 million of losses in 2016 on foreign currency derivatives which are substantially offset by gains from foreign currency remeasurement adjustments, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.1	$0.6	$1.2
Loans	5.7	5.7	6.2	6.2
Liabilities
Recourse fixed rate debt	$3,857.0	$3,902.9	$3,858.5	$3,852.6
Recourse floating rate debt	418.6	417.6	417.8	412.2

NOTE 4. Assets Held for Sale

As previously disclosed, we have made the decision to sell certain of our assets, including marine investments in the Portfolio Management segment and railcars in the Rail North America segment. The following table summarizes the components of assets held for sale (in millions):

	March 31	December 31
	2017	2016
Rail North America	$27.2	$43.9
Portfolio Management	45.6	45.6
	$72.8	$89.5

All assets classified as held for sale are expected to be sold in 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended March 31, 2017 and 2016 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$1.6	$1.6	$—	$—
Interest cost	3.8	3.9	0.2	0.3
Expected return on plan assets	(6.0)	(6.5)	—	—
Amortization of (1):
Unrecognized prior service credit	—	(0.2)	—	(0.1)
Unrecognized net actuarial loss (gain)	2.3	2.6	(0.1)	—
Net expense	$1.7	$1.4	$0.1	$0.2
________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTE 6. Share-Based Compensation

During the three months ended March 31, 2017, we granted 354,400 non-qualified employee stock options, 49,840 restricted stock units, 63,710 performance shares, and 6,121 phantom stock units. For the three months ended March 31, 2017, total share-based compensation expense was $3.2 million and the related tax benefits were $1.2 million. For the three months ended March 31, 2016, total share-based compensation expense was $3.0 million and the related tax benefits were $1.1 million.
The estimated fair value of our 2017 stock option awards and related underlying assumptions are shown in the table below.

2017
Estimated fair value, including present value of dividends	$19.40
Quarterly dividend rate	$0.42
Expected term of stock option awards, in years	4.7
Risk-free interest rate	1.9%
Dividend yield	2.8%
Expected stock price volatility	27.7%
Present value of dividends	$7.50

NOTE 7. Income Taxes

Our effective tax rate was 30% for the three months ended March 31, 2017, compared to 33% for three months ended March 31, 2016. The difference in the effective rates for the current year compared to prior year is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates. In addition, the effective tax rate reflects incremental benefits associated with equity awards in accordance with new accounting rules, as well as the impact on deferred taxes of reductions in the statutory tax rates in Quebec, Canada and India.

As of March 31, 2017, our gross liability for unrecognized tax benefits was $4.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.3 million ($2.8 million, net of federal tax). Based upon the status of current state income tax audits and our expectation of the ultimate resolution, we believe that it is reasonably possible that we will recognize a tax benefit of $4.3 million ($2.8 million, net of federal tax) within the next 12 months.

GATX CORPORATION AND SUBSIDIARIES
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

The following table shows our commercial commitments (in millions):

	March 31	December 31
	2017	2016
Lease payment guarantees	$11.7	$15.0
Standby letters of credit and performance bonds	8.9	8.9
Total commercial commitments (1)	$20.6	$23.9
_______

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $2.8 million at March 31, 2017 and $3.0 million at December 31, 2016. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2017	2016
Numerator:
Net income	$57.5	$69.3

Denominator:
Weighted average shares outstanding - basic	39.4	41.4
Effect of dilutive securities:
Equity compensation plans	0.5	0.4
Weighted average shares outstanding - diluted	39.9	41.8
Basic earnings per share	$1.46	$1.67
Diluted earnings per share	$1.44	$1.66

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2016	(103.7)	—	(20.3)	(87.1)	(211.1)
Change in component	17.9	—	(5.1)	—	12.8
Reclassification adjustments into earnings	—	—	5.8	2.2	8.0
Income tax effect	—	—	0.1	(0.9)	(0.8)
Balance at March 31, 2017	$(85.8)	$—	$(19.5)	$(85.8)	$(191.1)
________
See "Note 3. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 11. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 22. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

GATX CORPORATION AND SUBSIDIARIES
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

Rail International is composed of our wholly owned European operations ("GATX Rail Europe" or "GRE"), a wholly owned railcar leasing business in India ("Rail India"), and our operations in Russia. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. We are in the process of disposing of the majority of the marine investments in this segment.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. The leverage levels are 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2017
Profitability
Revenues
Lease revenue	$227.2	$43.3	$1.0	$1.2	$—	$272.7
Marine operating revenue	—	—	6.4	10.6	—	17.0
Other revenue	24.8	1.1	—	0.5	—	26.4
Total Revenues	252.0	44.4	7.4	12.3	—	316.1
Expenses
Maintenance expense	67.7	10.0	0.2	—	—	77.9
Marine operating expense	—	—	5.3	7.6	—	12.9
Depreciation expense	59.0	11.2	0.1	1.7	—	72.0
Operating lease expense	15.0	—	0.8	—	—	15.8
Other operating expense	8.1	1.2	—	0.3	—	9.6
Total Expenses	149.8	22.4	6.4	9.6	—	188.2
Other Income (Expense)
Net gain on asset dispositions	23.8	0.8	—	0.3	—	24.9
Interest (expense) income, net	(31.1)	(7.9)	(1.2)	(2.2)	3.2	(39.2)
Other (expense) income	(2.0)	(1.5)	—	2.3	(0.1)	(1.3)
Share of affiliates' pretax income	0.1	—	—	11.6	—	11.7
Segment profit (loss)	$93.0	$13.4	$(0.2)	$14.7	$3.1	124.0
Selling, general and administrative expense						42.9
Income taxes (includes $3.0 related to affiliates' earnings)						23.6
Net income						$57.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$21.1	$—	$—	$—	$—	$21.1
Residual sharing income	0.1	—	—	0.3	—	0.4
Non-remarketing disposition gains (1)	2.6	0.8	—	—	—	3.4
Asset impairments	—	—	—	—	—	—
	$23.8	$0.8	$—	$0.3	$—	$24.9

Capital Expenditures
Portfolio investments and capital additions	$102.8	$18.7	$7.3	$—	$0.2	$129.0

Selected Balance Sheet Data at March 31, 2017
Investments in affiliated companies	$10.5	$1.2	$—	$385.2	$—	$396.9
Identifiable assets	$4,862.5	$1,169.7	$306.9	$600.0	$157.8	$7,096.9
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended March 31, 2016
Profitability
Revenues
Lease revenue	$236.6	$44.9	$1.0	$2.0	$—	$284.5
Marine operating revenue	—	—	4.1	16.2	—	20.3
Other revenue	27.8	1.6	—	0.2	—	29.6
Total Revenues	264.4	46.5	5.1	18.4	—	334.4
Expenses
Maintenance expense	65.8	12.5	0.2	—	—	78.5
Marine operating expense	—	—	2.9	9.4	—	12.3
Depreciation expense	56.5	11.1	—	1.7	—	69.3
Operating lease expense	16.8	—	—	—	—	16.8
Other operating expense	6.9	1.4	—	0.5	—	8.8
Total Expenses	146.0	25.0	3.1	11.6	—	185.7
Other Income (Expense)
Net gain on asset dispositions	18.6	0.7	—	3.9	—	23.2
Interest (expense) income, net	(27.2)	(7.3)	(1.1)	(2.2)	0.6	(37.2)
Other (expense) income	(1.3)	(2.2)	—	—	0.2	(3.3)
Share of affiliates' pretax income (loss)	0.2	(0.1)	—	10.1	—	10.2
Segment profit	$108.7	$12.6	$0.9	$18.6	$0.8	141.6
Selling, general and administrative expense						38.8
Income taxes (includes $2.7 related to affiliates' earnings)						33.5
Net income						$69.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$17.6	$—	$—	$2.4	$—	$20.0
Residual sharing income	0.3	—	—	1.5	—	1.8
Non-remarketing disposition gains (1)	0.7	0.7	—	—	—	1.4
Asset impairments	—	—	—	—	—	—
	$18.6	$0.7	$—	$3.9	$—	$23.2

Capital Expenditures
Portfolio investments and capital additions	$112.9	$22.0	$4.7	$—	$0.6	$140.2

Selected Balance Sheet Data at December 31, 2016
Investments in affiliated companies	$10.5	$1.2	$—	$375.3	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$278.8	$593.5	$328.8	$7,105.4
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

The following discussion and analysis should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2016. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with US Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three months ended March 31 (in millions, except per share data):

	Three Months Ended March 31
	2017	2016
Segment Revenues
Rail North America	$252.0	$264.4
Rail International	44.4	46.5
ASC	7.4	5.1
Portfolio Management	12.3	18.4
	$316.1	$334.4
Segment Profit
Rail North America	$93.0	$108.7
Rail International	13.4	12.6
ASC	(0.2)	0.9
Portfolio Management	14.7	18.6
	120.9	140.8
Less:
Selling, general and administrative expense	42.9	38.8
Unallocated interest expense, net	(3.2)	(0.6)
Other, including eliminations	0.1	(0.2)
Income taxes ($3.0 and $2.7 related to affiliates' earnings)	23.6	33.5
Net Income	$57.5	$69.3

Net income, excluding tax adjustments and other items (non-GAAP)	$57.5	$67.8
Diluted earnings per share (GAAP)	$1.44	$1.66
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.44	$1.62

Investment Volume	$129.0	$140.2

The following table shows our return on equity ("ROE") for the trailing twelve months ended March 31:

	2017	2016
ROE (GAAP)	18.2%	16.4%
ROE, excluding tax adjustments and other items (non-GAAP)	16.8%	18.6%

Net income was $57.5 million, or $1.44 per diluted share, for the first quarter 2017 compared to $69.3 million, or $1.66 per diluted share, in 2016. Results in the first quarter 2016 included a gain of approximately $1.5 million, net of tax, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of the gain, net income decreased $10.3 million compared to the prior year, the result of lower lease revenue, lower marine operating results, and higher selling, general, and administrative expenses, partially offset by higher disposition gains.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. The leverage levels are 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

Continued railcar oversupply, a large manufacturing backlog, and low fleet utilization within the North America market all combined to maintain pressure on lease rates across the fleet in the first quarter. Rail North America's strategy to compete aggressively on lease rates and lease terms in this difficult environment, coupled with attractive long-term leases it entered into during stronger market conditions, have combined to allow it to maintain high utilization of its railcars.

At March 31, 2017, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,700 cars. Fleet utilization, excluding boxcars, was 99.1% at the end of March 31, 2017, compared to 98.9% at the end of prior quarter, and 98.9% at March 31, 2016. Fleet utilization for approximately 17,400 boxcars was 92.9% at the end of March 31, 2017 compared to 93.8% at the end of the prior quarter and 97.1% at March 31, 2016.

During the first quarter of 2017, the Lease Price Index (the "LPI", see definition below) decreased 32.6%, compared to a decrease of 36.2% in the prior quarter and an increase of 6.4% in the first quarter of 2016. Lease terms on renewals for cars in the LPI averaged 29 months in the current quarter, compared to 29 months in the prior quarter, and 34 months in first quarter of 2016. Additionally, the renewal success rate was 72.4% in the current quarter, compared to 64.7% in the prior quarter and 67.5% in the first quarter of 2016. As the challenging lease rate environment persists, we will continue to experience pressure on the LPI. For the first quarter of 2017, an average of approximately 103,000 railcars, excluding boxcars, were on lease, compared to 103,700 in the prior quarter and 104,500 in the first quarter of 2016. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped in an effort to optimize the composition of our fleet.

As of March 31, 2017, leases for approximately 12,500 railcars in our term lease fleet and approximately 4,550 boxcars are scheduled to expire over the remainder of 2017. These amounts exclude railcars on leases that are scheduled to expire later in 2017 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2017	2016
Revenues
Lease revenue	$227.2	$236.6
Other revenue	24.8	27.8
Total Revenues	252.0	264.4

Expenses
Maintenance expense	67.7	65.8
Depreciation expense	59.0	56.5
Operating lease expense	15.0	16.8
Other operating expense	8.1	6.9
Total Expenses	149.8	146.0

Other Income (Expense)
Net gain on asset dispositions	23.8	18.6
Interest expense, net	(31.1)	(27.2)
Other expense	(2.0)	(1.3)
Share of affiliate's pretax income	0.1	0.2
Segment Profit	$93.0	$108.7

Investment Volume	$102.8	$112.9

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2017	2016
Railcars	$198.8	$206.1
Boxcars	18.7	20.8
Locomotives	9.7	9.7
	$227.2	$236.6

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars for the quarter ended:

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Beginning balance	106,146	105,422	105,368	104,874	104,522
Cars added	811	857	764	1,087	795
Cars scrapped	(743)	(567)	(590)	(579)	(806)
Cars sold	(792)	(344)	(668)	(860)	(839)
Ending balance	105,422	105,368	104,874	104,522	103,672
Utilization rate at quarter end	98.9%	98.1%	99.0%	98.9%	99.1%
Average active railcars	104,505	103,824	103,479	103,702	102,976

The following table shows fleet statistics for Rail North America boxcars:

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Ending balance	18,338	18,209	18,089	17,706	17,415
Utilization	97.1%	97.1%	94.7%	93.8%	92.9%

Comparison of the First Three Months of 2017 to the First Three Months of 2016

Segment Profit

Segment profit was $93.0 million in the first quarter of 2017, compared to $108.7 million in the prior year. The decrease was driven by lower lease revenue and higher maintenance expense, partially offset by higher asset disposition gains.

Revenues

Lease revenue decreased $9.4 million in the first quarter of 2017, primarily due to lower lease rates and fewer cars on lease. Other revenue decreased $3.0 million due to due to lower repair revenue and lower lease termination fees. Fees in 2016 included approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return crude oil railcars prior to the contractual end of an existing lease. The current year included $7.8 million for the reimbursement of damage on returned cars. The expenses to repair these cars will be recognized over the course of the year as incurred. In some cases, we may scrap the railcar rather than incur these expenses if is not economical to do so.

Expenses

Maintenance expense increased $1.9 million in the first quarter of 2017, primarily due to an increase in transition costs associated with cars assigned to new lessees, partially offset by lower expenses for repairs performed by the railroads on the boxcar fleet. Depreciation expense increased $2.5 million, largely due to new investments. Operating lease expense decreased $1.8 million, resulting from the purchase of railcars previously on operating leases in both years. Other operating expense increased $1.2 million, primarily due to higher switching and freight costs from the movement of assigned railcars.

Other Income (Expense)

Net gain on asset dispositions increased $5.2 million in the first quarter of 2017, primarily due to higher disposition gains on railcars sold in the current year, as well as higher scrapping gains resulting from more railcars scrapped and higher scrap proceeds. Net interest expense increased $3.9 million, due to a higher average interest rates and higher average debt balances. Other expense was comparable to prior year.

Investment Volume

During the first quarter of 2017, investment volume was $102.8 million compared to $112.9 million in 2016. We acquired 778 newly built railcars and purchased 22 railcars in the secondary market in the first quarter of 2017, compared to 689 newly built railcars and 20 railcars purchased in the secondary market in the first quarter of 2016.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to maintain high utilization of its railcars and produced solid operating results in 2017. Railcar utilization for GRE was 95.0% at the end of the first quarter of 2017, compared to 95.6% at the end of the prior quarter and 95.1% at March 31, 2016.

GRE's results in 2016 were impacted by higher wheelset costs, primarily due to a refurbishment program enacted to address corrosion paint issues on certain wheelsets.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2017	2016
Revenues
Lease revenue	$43.3	$44.9
Other revenue	1.1	1.6
Total Revenues	44.4	46.5

Expenses
Maintenance expense	10.0	12.5
Depreciation expense	11.2	11.1
Other operating expense	1.2	1.4
Total Expenses	22.4	25.0

Other Income (Expense)
Net gain on asset dispositions	0.8	0.7
Interest expense, net	(7.9)	(7.3)
Other expense	(1.5)	(2.2)
Share of affiliate's pretax loss	—	(0.1)
Segment Profit	$13.4	$12.6

Investment Volume	$18.7	$22.0

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Beginning balance	22,923	22,859	23,088	22,966	23,122
Cars added	191	323	78	287	207
Cars scrapped or sold	(255)	(94)	(200)	(131)	(198)
Ending balance	22,859	23,088	22,966	23,122	23,131
Utilization rate at quarter end	95.1%	94.8%	95.0%	95.6%	95.0%
Average active railcars	21,854	21,747	21,830	22,002	22,012

\

Comparison of the First Three Months of 2017 to the First Three Months of 2016

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first three months of 2017, a weaker euro negatively impacted lease revenue by approximately $1.5 million and segment profit, excluding other income (expense), by approximately $0.7 million compared to the first three months of 2016.

Segment Profit

Segment profit was $13.4 million in the first quarter of 2017, compared to $12.6 million in the prior year. The increase was largely due to lower maintenance expense, primarily as a result of lower wheelset costs, and lower legal defense costs, partially offset by lower lease revenue.

Revenues

Lease revenue decreased $1.6 million in the first quarter of 2017, primarily due to the effects of a weaker euro, as noted above. Other revenue decreased $0.5 million, primarily due to lower compensation for damaged railcars and lower repair revenue.

Expenses

Maintenance expense decreased $2.5 million in the first quarter of 2017, primarily due to lower wheelset costs, as well as fewer railcar revisions and lower refurbishment costs. Depreciation expense and other operating expense were comparable to prior year.

Other Income (Expense)

Net gain on asset dispositions was comparable to prior year. Net interest expense increased $0.6 million, largely due to higher average interest rates and higher average debt balances. Other expense decreased $0.7 million, largely due to lower legal costs, partially offset by the unfavorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

During the first quarter of 2017, investment volume was $18.7 million compared to $22.0 million in the first quarter of 2016. We acquired approximately 207 railcars in the first quarter of 2017 compared to 191 railcars in the first quarter of 2016.

ASC

Segment Summary

ASC's fleet is largely inactive for the first three months of each year due to winter conditions on the Great Lakes. Freight volume in the first quarter is largely attributable to prior year commitments completed in January of each period. Our 2017 sailing season began in late March. Because of the mild winter weather, there was less ice coverage on the Great Lakes, which will benefit early season operations. During the first quarter of 2017, we carried 1.0 million net tons of freight compared to 0.6 million net tons during the first quarter of 2016.

The following table shows ASC’s segment results (in millions):

	Three Months Ended March 31
	2017	2016
Revenues
Lease revenue	$1.0	$1.0
Marine operating revenue	6.4	4.1
Total Revenues	7.4	5.1

Expenses
Maintenance expense	0.2	0.2
Marine operating expense	5.3	2.9
Depreciation expense	0.1	—
Operating lease expense	0.8	—
Total Expenses	6.4	3.1

Other Income (Expense)
Interest expense, net	(1.2)	(1.1)
Segment (Loss) Profit	$(0.2)	$0.9

Investment Volume	$7.3	$4.7
Total Net Tons Carried (000's)	1,034	625

Comparison of the First Three Months of 2017 to the First Three Months of 2016

Segment (Loss) Profit

Segment loss was $0.2 million in the first quarter of 2017, compared to segment profit of $0.9 million in the prior year. The decrease was primarily due to costs related to the return of a leased vessel in 2017.

Revenues

Marine operating revenue increased $2.3 million in the first quarter of 2017, primarily due to higher volume. In addition, higher fuel revenue, which is offset in marine operating expense, contributed to the variance. The terms of ASC's contracts provide that a substantial portion of fuel costs is passed on to customers.

Expenses

Marine operating expense increased $2.4 million in the first quarter of 2017, largely driven by higher fuel costs and the impact of more operating days. Operating lease expense increased $0.8 million, attributable to costs related to the return of a leased vessel in 2017.

Investment Volume

ASC's investments in each period consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

A significant portion of Portfolio Management's segment profit is generated by the Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates"). The RRPF affiliates are a group of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $11.2 million for the first quarter of 2017, compared to $10.1 million in 2016.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. To date, we completed the sales of all six of the Nordic Vessels, our 50% interest in the Cardinal Marine joint venture, and the majority of our inland marine assets. No sales were completed in the first quarter of 2017; in the prior year quarter, we sold marine assets for net proceeds of $36.7 million, resulting in a net gain of $2.4 million. We expect to sell the remaining targeted inland marine assets in 2017. Upon completion of these sales, Portfolio Management will continue to own and operate other marine investments, consisting primarily of five liquefied gas carrying vessels (the "Norgas Vessels").

Portfolio Management's total asset base was $600.0 million at March 31, 2017, compared to $593.5 million at December 31, 2016, and $605.8 million at March 31, 2016. Assets held for sale were $45.6 million at March 31, 2017 and December 31, 2016, and $69.6 million at March 31, 2016.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2017	2016
Revenues
Lease revenue	$1.2	$2.0
Marine operating revenue	10.6	16.2
Other revenue	0.5	0.2
Total Revenues	12.3	18.4

Expenses
Marine operating expense	7.6	9.4
Depreciation expense	1.7	1.7
Other operating expense	0.3	0.5
Total Expenses	9.6	11.6

Other Income (Expense)
Net gain on asset dispositions	0.3	3.9
Interest expense, net	(2.2)	(2.2)
Other income	2.3	—
Share of affiliates' pretax income	11.6	10.1
Segment Profit	$14.7	$18.6
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Net book value of owned assets	$261.8	$268.1	$241.2	$218.2	$214.8
Affiliate investments	344.0	348.9	365.0	375.3	385.2
Net book value of managed assets	123.3	57.7	55.9	51.8	50.0

Comparison of the First Three Months of 2017 to the First Three Months of 2016

Comparisons of reported results for the current year and the prior year are impacted by the sales of marine investments.

Segment Profit

Segment profit was $14.7 million for the first quarter of 2017, compared to $18.6 million for the prior year. Segment profit for 2016 included a net gain of approximately $2.4 million associated with the sale of certain marine investments. Excluding this gain, results for the Portfolio Management segment were $1.5 million lower for the first quarter of 2017, primarily due to lower residual sharing gains from the managed portfolio and lower aggregate marine operating results, offset by higher earnings from affiliates and other income.

Revenues

Lease revenue decreased $0.8 million in the first quarter of 2017, primarily due to the impact of the sales of leased assets in 2016. Marine operating revenue decreased $5.6 million, largely due to lower revenue from the Norgas vessels, as well as the absence of revenue from the Nordic vessels that were sold during 2016.

Expenses

Marine operating expense decreased $1.8 million in the first quarter of 2017, primarily due to the absence of the Nordic vessels that were sold in 2016, as well as lower expenses for the Norgas vessels, partially offset by higher inland marine expenses. Depreciation expense and other operating expense were comparable to prior year.

Other Income (Expense)

Net gain on asset dispositions decreased $3.6 million in the first quarter of 2017. The prior year included a pre-tax gain of $2.4 million associated with the planned exit of marine investments. Excluding this gain, net gain on asset dispositions decreased $1.2 million, primarily due to lower residual sharing fees from the managed portfolio in the first quarter of 2017.

Other income in 2017 reflects conditional proceeds that we received related to the sale of certain aircraft assets completed in a prior year.

Share of affiliates' pretax income increased $1.5 million in the first quarter of 2017, primarily due to higher operating results at the RRPF affiliates, as well as additional proceeds received in the first quarter of 2017 attributable to the prior Cardinal Marine affiliate sale.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of other (in millions):

	Three Months Ended March 31
	2017	2016
Selling, general and administrative expense	$42.9	$38.8
Unallocated interest (income) expense, net	(3.2)	(0.6)
Other expense (income), including eliminations	0.1	(0.2)

SG&A, Unallocated Interest and Other

SG&A increased $4.1 million in the first quarter of 2017. The increase was primarily due to higher compensation costs.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (income) expense, including eliminations, was comparable to prior year.

Consolidated Income Taxes

See "Note 7. Income Taxes" in Part I, Item 1 of this Form 10-Q.

CASH FLOW AND LIQUIDITY

We generate a significant amount of cash from operating activities and from our investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these sources of cash, along with our available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase program, and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2017, we had an unrestricted cash balance of $155.2 million.

The following table shows our principal sources and uses of cash for the three months ended March 31, 2017 (in millions):

	2017	2016
Principal sources of cash
Net cash provided by operating activities	$52.0	$79.9
Portfolio proceeds	44.0	98.4
Other asset sales	7.6	9.4
Proceeds from issuance of debt, commercial paper, and credit facilities	297.9	332.5
	$401.5	$520.2
Principal uses of cash
Portfolio investments and capital additions	$(129.0)	$(140.2)
Repayments of debt, commercial paper, and credit facilities	(300.9)	(202.3)
Purchases of leased-in assets	(79.3)	(92.8)
Payments on capital lease obligations	(1.4)	(1.6)
Stock repurchases	(25.0)	(50.0)
Dividends	(18.4)	(18.1)
	$(554.0)	$(505.0)

Net cash provided by operating activities of $52.0 million decreased $27.9 million compared to 2016. The decrease was primarily due to lower lease revenue and lower contributions from our marine operations at Portfolio Management and higher operating lease payments, partially offset by lower interest payments and lower income tax payments. In addition, the net impact of changes in the balances of certain working capital items negatively impacted cash provided from operating activities.

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. In 2016, portfolio proceeds included net proceeds of $36.7 million from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment.

Proceeds from the issuance of debt for the first three months of 2017 were $297.9 million (net of hedges and debt issuance costs). In 2017, a $300-million, 10-year unsecured financing was completed. Additionally, we extended the maturity on $180 million of a $200-million term loan by one year to May 2022. Debt repayments of $300.9 million for the first three months of 2017 were $98.6 million higher than prior year. Each year consisted of scheduled maturity payments.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $129.0 million decreased $11.2 million compared to 2016, largely due to lower railcar purchases at Rail North America.

Purchases of leased-in assets of $79.3 million decreased $13.5 million compared to 2016. The decrease was a result of fewer leased railcars purchased at Rail North America, partially offset by the purchase of a previously leased vessel at ASC.

In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. During the three months ended March 31, 2017, we acquired 0.4 million shares of stock for $25.0 million, compared to 1.2 million shares for $50.0 million during the same period in 2016. As of March 31, 2017, $155.0 million remained available under the repurchase authorization.
Contractual and Other Commercial Commitments
The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2017 (in millions):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Thereafter
Recourse debt	$4,287.9	$2.7	$516.6	$550.0	$350.0	$378.6	$2,490.0
Interest on recourse debt (2)	1,767.6	97.7	150.1	133.1	118.5	102.6	1,165.6
Commercial paper and credit facilities	3.0	3.0	—	—	—	—	—
Capital lease obligations, including interest	14.5	1.4	1.6	11.5	—	—	—
Recourse operating leases	565.9	36.9	76.5	79.5	73.2	60.6	239.2
Purchase commitments (3)	1,075.5	402.6	350.2	322.7	—	—	—
	$7,714.4	$544.3	$1,095.0	$1,096.8	$541.7	$541.8	$3,894.8
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2017.

(3)
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

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the three months ended March 31, 2017:

Europe (1)
Balance as of March 31 (in millions)	$3.0
Weighted average interest rate	1.0%
Euro/Dollar exchange rate	1.07

Average daily amount outstanding during the quarter (in millions)	$3.4
Weighted average interest rate	1.0%
Average Euro/Dollar exchange rate	1.07

Maximum daily amount outstanding (in millions)	$8.5
Euro/Dollar exchange rate	1.06
_________
(1) Short-term borrowings in Europe are composed of borrowings under bank credit facilities.
Credit Lines and Facilities
We have a $600 million, 5-year unsecured credit facility in the US that matures in May 2021. As of March 31, 2017, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility with a 3-year revolving period in the US that matures in February 2021. As of March 31, 2017, the full $250 million was available under this facility.
Restrictive Covenants
Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Certain of our other financings have the same financial covenants as the facility.
The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that limit the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.
The loan agreements for certain of our European rail subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to us.
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2017, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of March 31, 2017, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Total assets (GAAP)	$7,062.0	$7,090.6	$7,089.3	$7,105.4	$7,096.9
Off-balance sheet assets:
Rail North America	447.3	443.3	478.9	456.5	423.9
ASC	7.1	5.7	4.2	2.6	0.7
Total off-balance sheet assets	$454.4	$449.0	$483.1	$459.1	$424.6

Total assets, as adjusted (non-GAAP)	$7,516.4	$7,539.6	$7,572.4	$7,564.5	$7,521.5

Shareholders’ Equity	$1,305.3	$1,308.5	$1,371.5	$1,347.2	$1,385.2

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2016	June 30 2016	September 30 2016	December 31 2016	March 31 2017
Debt, net of unrestricted cash:
Unrestricted cash	$(216.2)	$(177.6)	$(211.5)	$(307.5)	$(155.2)
Commercial paper and bank credit facilities	17.9	28.5	5.1	3.8	3.0
Recourse debt	4,304.3	4,298.8	4,204.4	4,253.2	4,250.9
Nonrecourse debt	4.7	2.3	—	—	—
Capital lease obligations	16.9	16.6	15.1	14.9	13.5
Total debt, net of unrestricted cash (GAAP)	4,127.6	4,168.6	4,013.1	3,964.4	4,112.2
Off-balance sheet recourse debt	454.4	449.0	483.1	459.1	424.6
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,582.0	$4,617.6	$4,496.2	$4,423.5	$4,536.8

Total recourse debt (1)	$4,577.3	$4,615.3	$4,496.2	$4,423.5	$4,536.8
Shareholders' Equity	$1,305.3	$1,308.5	$1,371.5	$1,347.2	$1,385.2
Recourse Leverage (2)	3.5	3.5	3.3	3.3	3.3
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.
Net Income Measures

We exclude the effects of certain tax adjustments and other items for purposes of presenting net income, diluted earnings per share, and return on equity, because we believe these items are not attributable to our business operations. Management utilizes net income, excluding tax adjustments and other items, when analyzing financial performance because such amounts reflect the underlying operating results that are within management’s ability to influence. Accordingly, we believe presenting this information provides investors and other users of our financial statements with meaningful supplemental information for purposes of analyzing year-to-year financial performance on a comparable basis and assessing trends.

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended March 31
	2017	2016
Net income (GAAP)	$57.5	$69.3

Adjustments attributable to consolidated income, pretax:
Net gain on wholly owned Portfolio Management marine investments (1)	—	(2.4)
Total adjustments attributable to consolidated income, pretax	$—	$(2.4)
Income taxes thereon, based on applicable effective tax rate	—	0.9
Net income, excluding tax adjustments and other items (non-GAAP)	$57.5	$67.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended March 31
	2017	2016
Diluted earnings per share (GAAP)	$1.44	$1.66
Adjustments attributable to consolidated income, net of taxes:
Net gain on wholly owned Portfolio Management marine investments (1)	—	(0.04)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.44	$1.62

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing twelve months ended March 31 (in millions):

	2017	2016
Net income (GAAP)	$245.3	$212.4
Adjustments attributable to consolidated income, pretax:
Net loss on wholly owned Portfolio Management marine investments (1)	4.9	6.8
Railcar impairment at Rail North America (2)	29.8	—
Residual sharing settlement at Portfolio Management (3)	(49.1)	—
Early retirement program (4)	—	9.0
Total adjustments attributable to consolidated income, pretax	$(14.4)	$15.8
Income taxes thereon, based on applicable effective tax rate	$6.3	$(6.0)

Other income tax adjustments attributable to consolidated income:
Foreign tax credit utilization (5)	(7.1)	—
Income tax rate changes (6)	—	14.1
Total other income tax adjustments attributable to consolidated income	$(7.1)	$14.1

Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (1)	(0.6)	11.9
Income tax rate changes (7)	(3.9)	(7.7)
Total adjustments attributable to affiliates' earnings, net of taxes	$(4.5)	$4.2

Net income, excluding tax adjustments and other items (non-GAAP)	$225.6	$240.5
Return on Equity (GAAP)	18.2%	16.4%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	16.8%	18.6%
_______

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	In 2016, we recorded impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(3)	Proceeds were recorded as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(4)	Expenses associated with an early retirement program offered to certain eligible employees.

(5)	Benefits attributable to the utilization of foreign tax credit carryforwards.

(6)	Deferred income tax adjustments attributable to an increase of our effective state income tax rate in 2015.

(7)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2017 and 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2016, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4.  Controls and Procedures
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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 11. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2016, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. As of March 31, 2017, $155.0 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the first quarter of 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2017 - February 28, 2017	78,622	$58.85	78,622	$175.4
March 1, 2017 - March 31, 2017	347,041	$58.71	347,041	$155.0
Total	425,663	$58.73	425,663

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

Date: May 5, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to the Consolidated Financial Statements.