Form 10-Q
period 2017-06-30
GATX CORP
filed 2017-07-28
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Common shares outstanding were 38.7 million at June 30, 2017.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30	December 31
	2017	2016
	(Unaudited)
Assets
Cash and Cash Equivalents	$284.3	$307.5
Restricted Cash	3.7	3.6
Receivables
Rent and other receivables	76.4	85.9
Finance leases	141.6	147.7
Less: allowance for losses	(5.7)	(6.1)
	212.3	227.5

Operating Assets and Facilities	8,801.4	8,446.4
Less: allowance for depreciation	(2,743.3)	(2,641.7)
	6,058.1	5,804.7
Investments in Affiliated Companies	407.8	387.0
Goodwill	82.6	78.0
Other Assets	223.3	297.1
Total Assets	$7,272.1	$7,105.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$196.5	$174.8
Debt
Commercial paper and borrowings under bank credit facilities	15.7	3.8
Recourse	4,261.2	4,253.2
Capital lease obligations	13.1	14.9
	4,290.0	4,271.9
Deferred Income Taxes	1,134.1	1,089.4
Other Liabilities	208.5	222.1
Total Liabilities	5,829.1	5,758.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,065,807 and 66,953,606 Outstanding shares — 38,720,616 and 39,442,893	41.6	41.5
Additional paid in capital	693.1	687.8
Retained earnings	1,904.2	1,828.0
Accumulated other comprehensive loss	(146.9)	(211.1)
Treasury stock at cost (28,345,191 and 27,510,713 shares)	(1,049.0)	(999.0)
Total Shareholders’ Equity	1,443.0	1,347.2
Total Liabilities and Shareholders’ Equity	$7,272.1	$7,105.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Lease revenue	$274.1	$281.2	$546.8	$565.7
Marine operating revenue	55.1	57.3	72.1	77.6
Other revenue	19.2	20.4	45.6	50.0
Total Revenues	348.4	358.9	664.5	693.3
Expenses
Maintenance expense	84.9	86.5	162.8	165.0
Marine operating expense	38.0	37.4	50.9	49.7
Depreciation expense	77.3	75.8	149.3	145.1
Operating lease expense	15.2	18.5	31.0	35.3
Other operating expense	7.8	14.8	17.4	23.6
Selling, general and administrative expense	43.1	40.9	86.0	79.7
Total Expenses	266.3	273.9	497.4	498.4
Other Income (Expense)
Net gain on asset dispositions	22.0	36.9	46.9	60.1
Interest expense, net	(40.0)	(36.5)	(79.2)	(73.7)
Other expense	(1.1)	(3.9)	(2.4)	(7.2)
Income before Income Taxes and Share of Affiliates’ Earnings	63.0	81.5	132.4	174.1
Income taxes	(19.3)	(26.7)	(39.9)	(57.5)
Share of affiliates’ earnings, net of taxes	9.7	6.4	18.4	13.9
Net Income	$53.4	$61.2	$110.9	$130.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	40.7	(20.7)	58.6	5.2
Unrealized gain on securities	—	0.2	—	0.3
Unrealized gain (loss) on derivative instruments	2.1	(4.8)	2.9	(7.3)
Post-retirement benefit plans	1.4	1.3	2.7	2.7
Other comprehensive income (loss)	44.2	(24.0)	64.2	0.9
Comprehensive Income	$97.6	$37.2	$175.1	$131.4

Share Data
Basic earnings per share	$1.37	$1.51	$2.83	$3.18
Average number of common shares	39.0	40.6	39.2	41.1

Diluted earnings per share	$1.35	$1.49	$2.79	$3.15
Average number of common shares and common share equivalents	39.5	41.1	39.7	41.5

Dividends declared per common share	$0.42	$0.40	$0.84	$0.80
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2017	2016
Operating Activities
Net income	$110.9	$130.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	155.8	151.4
Change in accrued operating lease expense	(25.3)	(8.0)
Net gains on sales of assets	(39.5)	(28.4)
Deferred income taxes	30.4	48.3
Change in income taxes payable	(4.9)	(9.0)
Share of affiliates’ earnings, net of dividends	(18.3)	(13.8)
Other	15.1	(29.7)
Net cash provided by operating activities	224.2	241.3
Investing Activities
Portfolio investments and capital additions	(295.3)	(322.2)
Purchases of previously leased-in assets	(79.3)	(103.2)
Portfolio proceeds	99.1	123.8
Proceeds from sales of other assets	14.9	14.2
Proceeds from sale-leasebacks	90.7	—
Net cash used in investing activities	(169.9)	(287.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	297.6	460.3
Repayments of debt (original maturities longer than 90 days)	(301.5)	(356.0)
Net increase in debt with original maturities of 90 days or less	11.5	21.0
Stock repurchases	(50.0)	(70.0)
Dividends	(35.2)	(34.7)
Other	(2.7)	(4.3)
Net cash (used in) provided by financing activities	(80.3)	16.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.9	(0.4)
Net decrease in Cash, Cash Equivalents, and Restricted Cash during the period	(23.1)	(30.2)
Cash, Cash Equivalents, and Restricted Cash at beginning of period	311.1	219.7
Cash, Cash Equivalents, and Restricted Cash at end of period	$288.0	$189.5

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

Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies and clarifies certain aspects of share-based payments accounting and presentation. The update requires recognition of excess tax benefits and tax deficiencies, which arise due to differences between the measure of compensation expense and the amount deductible for tax purposes, to be recorded directly through earnings as a component of income tax expense. Previously, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change in treatment of excess tax benefits and tax deficiencies also impacts the computation of diluted earnings per share, and the cash flows associated with those items are classified as operating activities on the consolidated statements of cash flows. The guidance also clarifies that all cash payments made to taxing authorities on the employees' behalf for withheld shares should be classified as financing activities on the consolidated statements of cash flows. Additionally, the guidance permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated as of the initial valuation date, as allowed under the previous guidance, or recognized when they occur. We changed our accounting policy to recognize forfeitures when they occur as part of this adoption. These amendments became effective in the first quarter of 2017, and we adopted this guidance as of January 1, 2017. Adoption of this new standard did not have a material impact on our financial statements or related disclosures.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We plan to adopt this guidance as of January 1, 2018 using the modified retrospective approach. Our primary source of revenue is lease revenue, which will continue to be within the scope of existing lease accounting guidance upon adoption of Topic 606. We have substantially completed our review of all other revenue sources in scope for the new standard, and we do not expect the new guidance to have a material impact on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees. The new guidance is effective for us in the first quarter of 2019 with early adoption permitted. We plan to adopt this guidance on January 1, 2019, using a modified retrospective transition method. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

NOTE 3. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total June 30 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$0.5	$—	$0.5	$—
Foreign exchange rate derivatives (1)	5.0	—	5.0	—
Foreign exchange rate derivatives (2)	0.2	—	0.2	—
Liabilities
Interest rate derivatives (1)	0.7	—	0.7	—
Foreign exchange rate derivatives (1)	14.0	—	14.0	—
Foreign exchange rate derivatives (2)	4.8	—	4.8	—

Assets	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (2)	1.3	—	1.3	—
Liabilities
Interest rate derivatives (1)	0.1	—	0.1	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. As of June 30, 2017, we had eight instruments outstanding with an aggregate notional amount of $450.0 million and maturities ranging from

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2018 to 2022, compared to eight instruments outstanding, with an aggregate notional amount of $550.0 million and maturities ranging from 2017 to 2020, as of December 31, 2016.

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had seventeen instruments outstanding with an aggregate notional amount of $294.7 million as of June 30, 2017 that mature from 2017 to 2022 and nine instruments outstanding with an aggregate notional amount of $412.1 million as of December 31, 2016 with maturities ranging from 2017 to 2022. Within the next 12 months, we expect to reclassify $4.9 million ($3.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2017, was $14.7 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	Location of Loss (Gain) Recognized	2017	2016	2017	2016
Fair value hedges (1)	Interest expense	$(1.2)	$(1.1)	$0.9	$(5.9)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(18.6)	(0.8)	(23.7)	(24.0)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.7	3.4	3.4
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	—	0.1	—	0.4
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	19.6	(6.7)	23.7	10.3
Non-designated	Other (income) expense	1.3	(3.6)	6.1	(2.3)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
Includes (income) expense on foreign currency derivatives that are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.2	$0.6	$1.2
Loans	0.4	0.4	6.2	6.2
Liabilities
Recourse fixed rate debt	$3,862.3	$3,953.8	$3,858.5	$3,852.6
Recourse floating rate debt	422.8	424.4	417.8	412.2

NOTE 4. Assets Held for Sale

The following table summarizes our assets held for sale (in millions):

	June 30	December 31
	2017	2016
Rail North America	$2.1	$43.9
Portfolio Management	19.2	45.6
	$21.3	$89.5

In the first six months of 2017, we sold additional inland marine assets in the Portfolio Management segment with a carrying value of $26.4 million for proceeds of $28.2 million, resulting in a net gain of $1.8 million. At Rail North America, we sold certain railcars with a carrying value of $21.8 million for proceeds of $49.9 million, resulting in a net gain of $28.1 million. In addition, other railcars that were not sold with a carrying value of $19.7 million were reclassified out of assets held for sale and written down to their estimated fair value, resulting in the recognition of a $1.9 million impairment loss. All assets classified as held for sale at June 30 are expected to be sold in 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended June 30, 2017 and 2016 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$1.7	$1.4	$0.1	$0.1
Interest cost	3.9	4.0	0.3	0.2
Expected return on plan assets	(6.0)	(6.5)	—	—
Settlement expense	0.1	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	(0.3)	(0.1)	—
Unrecognized net actuarial loss (gain)	2.4	2.5	(0.1)	(0.2)
Net expense	$2.1	$1.1	$0.2	$0.1

The following table shows components of our pension and other post-retirement benefits expense for the six months ended June 30, 2017 and 2016 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$3.3	$3.0	$0.1	$0.1
Interest cost	7.7	7.9	0.5	0.5
Expected return on plan assets	(12.0)	(13.0)	—	—
Settlement expense	0.1	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	(0.5)	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	4.7	5.1	(0.2)	(0.2)
Net expense	$3.8	$2.5	$0.3	$0.3
________
(1) Amounts reclassified from accumulated other comprehensive loss.

NOTE 6. Share-Based Compensation

During the six months ended June 30, 2017, we granted eligible incentive plan participants the aggregate of 354,400 non-qualified employee stock options, 49,840 restricted stock units, 63,710 performance shares, and 12,243 phantom stock units. For the three months and six months ended June 30, 2017, total share-based compensation expense was $3.9 million and $7.2 million and the related tax benefits were $1.5 million and $2.7 million. For the three months and six months ended June 30, 2016, total share-based compensation expense was $2.9 million and $5.9 million and the related tax benefits were $1.1 million and $2.2 million.

GATX CORPORATION AND SUBSIDIARIES
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

NOTE 7. Income Taxes

Our effective tax rate was 30% for six months ended June 30, 2017, compared to 33% for six months ended June 30, 2016. The difference in the effective rates for the current year compared to prior year is primarily attributable to the mix of pretax income among domestic and foreign jurisdictions which are taxed at different rates. In addition, the 2017 effective tax rate reflects incremental benefits associated with equity awards in accordance with the adoption of new accounting rules and the impact of reductions in the statutory tax rates in Quebec and Saskatchewan, Canada and India, partially offset by an increase to the effective tax rate in Germany.

As of June 30, 2017, our gross liability for unrecognized tax benefits was $4.3 million. If fully recognized, these tax benefits would decrease our income tax expense by $4.3 million ($2.8 million, net of federal tax). Based upon the status of current state income tax audits and our expectation of the ultimate resolution, we believe that it is probable that we will recognize the full balance of our unrecognized tax benefits of $4.3 million ($2.8 million, net of federal tax) within the next 12 months.

On July 6, 2017, the state of Illinois passed new legislation increasing the corporate income tax rate from 5.25% to 7.00%, effective July 1, 2017. We are evaluating the impact of this change to our overall deferred tax liabilities and will record any required adjustment in the third quarter of the year.

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

The following table shows our commercial commitments (in millions):

	June 30	December 31
	2017	2016
Lease payment guarantees	$9.6	$15.0
Standby letters of credit and performance bonds	8.8	8.9
Total commercial commitments (1)	$18.4	$23.9
_______

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $2.5 million at June 30, 2017 and $3.0 million at December 31, 2016. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We weighted shares issued or reacquired during the period for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Numerator:
Net income	$53.4	$61.2	$110.9	$130.5

Denominator:
Weighted average shares outstanding - basic	39.0	40.6	39.2	41.1
Effect of dilutive securities:
Equity compensation plans	0.5	0.5	0.5	0.4
Weighted average shares outstanding - diluted	39.5	41.1	39.7	41.5
Basic earnings per share	$1.37	$1.51	$2.83	$3.18
Diluted earnings per share	$1.35	$1.49	$2.79	$3.15

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2016	(103.7)	—	(20.3)	(87.1)	(211.1)
Change in component	17.9	—	(5.1)	—	12.8
Reclassification adjustments into earnings	—	—	5.8	2.2	8.0
Income tax effect	—	—	0.1	(0.9)	(0.8)
Balance at March 31, 2017	$(85.8)	$—	$(19.5)	$(85.8)	$(191.1)
Change in component	40.7	—	(18.4)	—	22.3
Reclassification adjustments into earnings	—	—	21.3	2.2	23.5
Income tax effect	—	—	(0.8)	(0.8)	(1.6)
Balance at June 30, 2017	$(45.1)	$—	$(17.4)	$(84.4)	$(146.9)
________
See "Note 3. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

GATX CORPORATION AND SUBSIDIARIES
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

Rail International is composed of our wholly owned European operations ("GATX Rail Europe" or "GRE"), our wholly owned railcar leasing business in India ("Rail India"), and our wholly owned operations in Russia. GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2017
Profitability
Revenues
Lease revenue	$225.7	$46.2	$1.0	$1.2	$—	$274.1
Marine operating revenue	—	—	47.7	7.4	—	55.1
Other revenue	17.3	1.6	—	0.3	—	19.2
Total Revenues	243.0	47.8	48.7	8.9	—	348.4
Expenses
Maintenance expense	68.5	9.7	6.7	—	—	84.9
Marine operating expense	—	—	30.6	7.4	—	38.0
Depreciation expense	59.7	11.8	4.0	1.8	—	77.3
Operating lease expense	14.8	—	0.4	—	—	15.2
Other operating expense	6.3	1.2	—	0.3	—	7.8
Total Expenses	149.3	22.7	41.7	9.5	—	223.2
Other Income (Expense)
Net gain on asset dispositions	10.7	0.8	—	10.5	—	22.0
Interest (expense) income, net	(28.5)	(8.1)	(1.3)	(2.4)	0.3	(40.0)
Other (expense) income	(1.2)	(1.1)	0.8	—	0.4	(1.1)
Share of affiliates' pretax income (loss)	0.2	(0.1)	—	12.3	—	12.4
Segment profit	$74.9	$16.6	$6.5	$19.8	$0.7	118.5
Selling, general and administrative expense						43.1
Income taxes (includes $2.7 related to affiliates' earnings)						22.0
Net income						$53.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$10.9	$—	$—	$1.8	$—	$12.7
Residual sharing income	0.2	—	—	8.7	—	8.9
Non-remarketing disposition gains (1)	1.5	0.8	—	—	—	2.3
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$10.7	$0.8	$—	$10.5	$—	$22.0

Capital Expenditures
Portfolio investments and capital additions	$127.6	$33.1	$5.5	$—	$0.1	$166.3

Selected Balance Sheet Data at June 30, 2017
Investments in affiliated companies	$10.5	$1.2	$—	$396.1	$—	$407.8
Identifiable assets	$4,834.4	$1,246.3	$321.6	$595.5	$274.3	$7,272.1
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended June 30, 2016
Profitability
Revenues
Lease revenue	$233.4	$45.3	$1.1	$1.4	$—	$281.2
Marine operating revenue	—	—	46.4	10.9	—	57.3
Other revenue	18.4	1.6	—	0.4	—	20.4
Total Revenues	251.8	46.9	47.5	12.7	—	358.9
Expenses
Maintenance expense	67.6	12.9	6.0	—	—	86.5
Marine operating expense	—	—	29.6	7.8	—	37.4
Depreciation expense	58.1	11.5	4.4	1.8	—	75.8
Operating lease expense	16.6	—	2.0	—	(0.1)	18.5
Other operating expense	9.5	1.2	—	4.1	—	14.8
Total Expenses	151.8	25.6	42.0	13.7	(0.1)	233.0
Other Income (Expense)
Net gain on asset dispositions	4.7	0.3	—	31.9	—	36.9
Interest (expense) income, net	(26.9)	(7.3)	(1.1)	(2.1)	0.9	(36.5)
Other expense	(1.1)	(1.3)	(0.2)	—	(1.3)	(3.9)
Share of affiliates' pretax income	0.1	—	—	7.7	—	7.8
Segment profit (loss)	$76.8	$13.0	$4.2	$36.5	$(0.3)	130.2
Selling, general and administrative expense						40.9
Income taxes (includes $1.4 related to affiliates' earnings)						28.1
Net income						$61.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$3.0	$—	$—	$2.1	$—	$5.1
Residual sharing income	0.1	—	—	31.6	—	31.7
Non-remarketing disposition gains (1)	1.6	0.3	—	—	—	1.9
Asset impairments	—	—	—	(1.8)	—	(1.8)
	$4.7	$0.3	$—	$31.9	$—	$36.9

Capital Expenditures
Portfolio investments and capital additions	$145.4	$30.4	$4.4	$—	$1.8	$182.0

Selected Balance Sheet Data at December 31, 2016
Investments in affiliated companies	$10.5	$1.2	$—	$375.3	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$278.8	$593.5	$328.8	$7,105.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2017
Profitability
Revenues
Lease revenue	$452.9	$89.5	$2.0	$2.4	$—	$546.8
Marine operating revenue	—	—	54.1	18.0	—	72.1
Other revenue	42.1	2.7	—	0.8	—	45.6
Total Revenues	495.0	92.2	56.1	21.2	—	664.5
Expenses
Maintenance expense	136.2	19.7	6.9	—	—	162.8
Marine operating expense	—	—	35.9	15.0	—	50.9
Depreciation expense	118.7	23.0	4.1	3.5	—	149.3
Operating lease expense	29.8	—	1.2	—	—	31.0
Other operating expense	14.4	2.4	—	0.6	—	17.4
Total Expenses	299.1	45.1	48.1	19.1	—	411.4
Other Income (Expense)
Net gain on asset dispositions	34.5	1.6	—	10.8	—	46.9
Interest (expense) income, net	(59.6)	(16.0)	(2.5)	(4.6)	3.5	(79.2)
Other (expense) income	(3.2)	(2.6)	0.8	2.3	0.3	(2.4)
Share of affiliates' pretax income (loss)	0.3	(0.1)	—	23.9	—	24.1
Segment profit	$167.9	$30.0	$6.3	$34.5	$3.8	242.5
Selling, general and administrative expense						86.0
Income taxes (includes $5.7 related to affiliates' earnings)						45.6
Net income						$110.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$32.0	$—	$—	$1.8	$—	$33.8
Residual sharing income	0.3	—	—	9.0	—	9.3
Non-remarketing disposition gains (1)	4.1	1.6	—	—	—	5.7
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$34.5	$1.6	$—	$10.8	$—	$46.9

Capital Expenditures
Portfolio investments and capital additions	$230.4	$51.8	$12.8	$—	$0.3	$295.3
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Six Months Ended June 30, 2016
Profitability
Revenues
Lease revenue	$470.0	$90.2	$2.1	$3.4	$—	$565.7
Marine operating revenue	—	—	50.5	27.1	—	77.6
Other revenue	46.2	3.2	—	0.6	—	50.0
Total Revenues	516.2	93.4	52.6	31.1	—	693.3
Expenses
Maintenance expense	133.4	25.4	6.2	—	—	165.0
Marine operating expense	—	—	32.5	17.2	—	49.7
Depreciation expense	114.6	22.6	4.4	3.5	—	145.1
Operating lease expense	33.4	—	2.0	—	(0.1)	35.3
Other operating expense	16.4	2.6	—	4.6	—	23.6
Total Expenses	297.8	50.6	45.1	25.3	(0.1)	418.7
Other Income (Expense)
Net gain on asset dispositions	23.3	1.0	—	35.8	—	60.1
Interest (expense) income, net	(54.1)	(14.6)	(2.2)	(4.3)	1.5	(73.7)
Other expense	(2.4)	(3.5)	(0.2)	—	(1.1)	(7.2)
Share of affiliates' pretax income (loss)	0.3	(0.1)	—	17.8	—	18.0
Segment profit	$185.5	$25.6	$5.1	$55.1	$0.5	271.8
Selling, general and administrative expense						79.7
Income taxes (includes $4.1 related to affiliates' earnings)						61.6
Net income						$130.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$20.6	$—	$—	$4.5	$—	$25.1
Residual sharing income	0.4	—	—	33.1	—	33.5
Non-remarketing disposition gains (1)	2.3	1.0	—	—	—	3.3
Asset impairments	—	—	—	(1.8)	—	(1.8)
	$23.3	$1.0	$—	$35.8	$—	$60.1

Capital Expenditures
Portfolio investments and capital additions	$258.3	$52.4	$9.1	$—	$2.4	$322.2
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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and six months ended June 30 (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Segment Revenues
Rail North America	$243.0	$251.8	$495.0	$516.2
Rail International	47.8	46.9	92.2	93.4
ASC	48.7	47.5	56.1	52.6
Portfolio Management	8.9	12.7	21.2	31.1
	$348.4	$358.9	$664.5	$693.3
Segment Profit
Rail North America	$74.9	$76.8	$167.9	$185.5
Rail International	16.6	13.0	30.0	25.6
ASC	6.5	4.2	6.3	5.1
Portfolio Management	19.8	36.5	34.5	55.1
	117.8	130.5	238.7	271.3
Less:
Selling, general and administrative expense	43.1	40.9	86.0	79.7
Unallocated interest expense, net	(0.3)	(0.9)	(3.5)	(1.5)
Other, including eliminations	(0.4)	1.2	(0.3)	1.0
Income taxes ($2.7 and $1.4 QTR and $5.7 and $4.1 YTD related to affiliates' earnings)	22.0	28.1	45.6	61.6
Net Income	$53.4	$61.2	$110.9	$130.5

Net income, excluding tax adjustments and other items (non-GAAP)	$52.3	$61.0	$109.8	$128.8
Diluted earnings per share (GAAP)	$1.35	$1.49	$2.79	$3.15
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.32	$1.49	$2.76	$3.11

Investment Volume	$166.3	$182.0	$295.3	$322.2

The following table shows our return on equity ("ROE") for the trailing twelve months ended June 30:

	2017	2016
ROE (GAAP)	17.3%	17.6%
ROE, excluding tax adjustments and other items (non-GAAP)	15.8%	19.7%

Net income was $110.9 million, or $2.79 per diluted share, for the first six months of 2017 compared to $130.5 million, or $3.15 per diluted share, in 2016. Results for the six months ended June 30, 2017, and 2016, included net gains of approximately $1.1 million and $1.7 million, respectively, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income decreased $19.0 million compared to the prior year.

Net income was $53.4 million, or $1.35 per diluted share, for the second quarter of 2017 compared to $61.2 million, or $1.49 per diluted share, in 2016. Results for the second quarter 2017 and 2016, included net gains of approximately $1.1 million and $0.2 million, respectively, associated with the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income decreased $8.7 million compared to the prior year.
The decreases in both the quarter and year-to-date net income for 2017 were primarily driven by lower lease revenue resulting from lower lease rates and fewer railcars on lease, as well as lower disposition gains, which in the prior year included sizeable residual sharing fees from the managed portfolio at our Portfolio Management segment.
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

RAIL NORTH AMERICA

Segment Summary

While North American railcar loadings and railroad velocity have trended favorably over the last few quarters, a recovery in the North American railcar leasing market continues to be hampered by a significant oversupply of existing railcars and a large railcar manufacturing backlog. Despite this difficult environment, Rail North America was successful in maintaining high utilization of its railcars.

At June 30, 2017, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 104,000 cars. Fleet utilization, excluding boxcars, was 98.8% at the end of June 30, 2017, compared to 99.1% at the end of prior quarter, and 98.1% at June 30, 2016. Fleet utilization for approximately 17,100 boxcars was 90.2% at the end of June 30, 2017, compared to 92.9% at the end of the prior quarter and 97.1% at June 30, 2016.

During the second quarter of 2017, the Lease Price Index (the "LPI", see definition below) decreased 21.4%, compared to a decrease of 32.6% in the prior quarter, and 25.4% in the second quarter of 2016. Lease terms on renewals for cars in the LPI averaged 32 months in the current quarter, compared to 29 months in the prior quarter, and 34 months in the second quarter of 2016. Additionally, the renewal success rate was 75.1% in the current quarter, compared to 72.4% in the prior quarter and 62.6% in the second quarter of 2016. As the challenging lease rate environment persists, we will continue to experience pressure on the LPI. For the second quarter of 2017, an average of approximately 102,800 railcars, excluding boxcars, were on lease, compared to 103,000 in the prior quarter and 103,800 in the second quarter of 2016.

As of June 30, 2017, leases for approximately 8,750 railcars in our term lease fleet and approximately 3,500 boxcars are scheduled to expire over the remainder of 2017. These amounts exclude railcars on leases that are scheduled to expire later in 2017 but have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Lease revenue	$225.7	$233.4	$452.9	$470.0
Other revenue	17.3	18.4	42.1	46.2
Total Revenues	243.0	251.8	495.0	516.2

Expenses
Maintenance expense	68.5	67.6	136.2	133.4
Depreciation expense	59.7	58.1	118.7	114.6
Operating lease expense	14.8	16.6	29.8	33.4
Other operating expense	6.3	9.5	14.4	16.4
Total Expenses	149.3	151.8	299.1	297.8

Other Income (Expense)
Net gain on asset dispositions	10.7	4.7	34.5	23.3
Interest expense, net	(28.5)	(26.9)	(59.6)	(54.1)
Other expense	(1.2)	(1.1)	(3.2)	(2.4)
Share of affiliate's pretax income	0.2	0.1	0.3	0.3
Segment Profit	$74.9	$76.8	$167.9	$185.5

Investment Volume	$127.6	$145.4	$230.4	$258.3

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Railcars	$197.1	$203.6	$395.9	$409.6
Boxcars	18.7	19.9	37.4	40.8
Locomotives	9.9	9.9	19.6	19.6
	$225.7	$233.4	$452.9	$470.0

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars for the quarter ended:

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Beginning balance	105,422	105,368	104,874	104,522	103,672
Cars added	857	764	1,087	795	1,224
Cars scrapped	(567)	(590)	(579)	(806)	(640)
Cars sold	(344)	(668)	(860)	(839)	(249)
Ending balance	105,368	104,874	104,522	103,672	104,007
Utilization rate at quarter end	98.1%	99.0%	98.9%	99.1%	98.8%
Average active railcars	103,824	103,479	103,702	102,976	102,760

The following table shows fleet statistics for Rail North America boxcars:

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Ending balance	18,209	18,089	17,706	17,415	17,138
Utilization	97.1%	94.7%	93.8%	92.9%	90.2%

Comparison of the First Six Months of 2017 to the First Six Months of 2016

Segment Profit

Segment profit was $167.9 million in the first six months of 2017 compared to $185.5 million in the same period in the prior year. The decrease was driven by lower lease revenue and higher maintenance expense, partially offset by higher asset disposition gains.

Revenues

Lease revenue decreased $17.1 million in the first six months of 2017, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $4.1 million in the first six months of 2017 due to lower repair revenue and lower lease termination fees. Other revenue in 2016 included approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return crude oil railcars prior to the contractual end of an existing lease. Other revenue in the current year included $7.8 million for the reimbursement of damage on returned cars. The expenses to repair these cars will be recognized as incurred. In some cases, we may scrap the railcar rather than incur these expenses if is not economical to do so.

Expenses

Maintenance expense increased $2.8 million in the first six months of 2017, primarily due to an increase in transition costs associated with cars assigned to new lessees, partially offset by lower expenses for repairs performed by the railroads on the boxcar fleet. Depreciation expense increased $4.1 million in the first six months of 2017, largely due to new investments. Operating lease expense decreased $3.6 million in the first six months of 2017, resulting from the purchase of railcars previously on operating leases in both years. Other operating expense decreased $2.0 million in the first six months of 2017, primarily due to lower switching and freight costs from the movement of railcars.

Other Income (Expense)

Net gain on asset dispositions increased $11.2 million in the first six months of 2017, primarily due to higher disposition gains on railcars and locomotives sold in the current year, as well as higher scrapping gains resulting from more railcars scrapped and higher scrap prices, partially offset by an impairment loss recorded in the current year on certain railcars. Net interest expense increased $5.5 million in the first six months of 2017, due to a higher average interest rate and a higher average debt balance. Other expense was comparable to prior year.

Investment Volume

During the first six months of 2017, investment volume was $230.4 million compared to $258.3 million in the same period in 2016. We acquired 1,823 newly built railcars and purchased 122 railcars in the secondary market in the first half of 2017, compared to 1,603 newly built railcars and 25 railcars purchased in the secondary market in the same period in 2016.

Comparison of the Second Quarter of 2017 to the Second Quarter of 2016

Segment Profit

Segment profit was $74.9 million in the second quarter of 2017, compared to $76.8 million in the same period in the prior year. The decrease was driven by lower lease revenue, partially offset by higher asset disposition gains.

Revenues

Lease revenue decreased $7.7 million in the second quarter of 2017, primarily due to lower lease rates and fewer cars on lease. Other revenue decreased $1.1 million in the period due to due to lower repair revenue.

Expenses

Maintenance expense increased $0.9 million in the second quarter of 2017, primarily due to an increase in transition costs associated with cars assigned to new lessees, partially offset by lower expenses for the boxcar fleet. Depreciation expense increased $1.6 million in the period, largely due to new investments. Operating lease expense decreased $1.8 million in the second quarter of 2017, resulting from the purchase of railcars previously on operating leases in both years. Other operating expense decreased $3.2 million in the period, primarily due to lower switching and freight costs from the movement of railcars.

Other Income (Expense)

Net gain on asset dispositions increased $6.0 million in the second quarter of 2017, primarily due to higher disposition gains on railcars sold in the current year, as well as higher scrapping gains resulting from more railcars scrapped and higher scrap prices, partially offset by an impairment loss recorded in the current year on certain railcars. Net interest expense increased $1.6 million in the second quarter of 2017, due to a higher average interest rate and a higher average debt balance. Other expense was comparable to prior year.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), continued to maintain high railcar utilization and produced solid operating results in 2017. Railcar utilization for GRE was 95.7% at the end of the second quarter of 2017, compared to 95.0% at the end of the prior quarter and 94.8% at June 30, 2016.

GRE's results in 2016 were impacted by higher wheelset costs, primarily due to a refurbishment program enacted to address corrosion paint issues on certain wheelsets.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Lease revenue	$46.2	$45.3	$89.5	$90.2
Other revenue	1.6	1.6	2.7	3.2
Total Revenues	47.8	46.9	92.2	93.4

Expenses
Maintenance expense	9.7	12.9	19.7	25.4
Depreciation expense	11.8	11.5	23.0	22.6
Other operating expense	1.2	1.2	2.4	2.6
Total Expenses	22.7	25.6	45.1	50.6

Other Income (Expense)
Net gain on asset dispositions	0.8	0.3	1.6	1.0
Interest expense, net	(8.1)	(7.3)	(16.0)	(14.6)
Other expense	(1.1)	(1.3)	(2.6)	(3.5)
Share of affiliate's pretax loss	(0.1)	—	(0.1)	(0.1)
Segment Profit	$16.6	$13.0	$30.0	$25.6

Investment Volume	$33.1	$30.4	$51.8	$52.4

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Beginning balance	22,859	23,088	22,966	23,122	23,131
Cars added	323	78	287	207	288
Cars scrapped or sold	(94)	(200)	(131)	(198)	(239)
Ending balance	23,088	22,966	23,122	23,131	23,180
Utilization rate at quarter end	94.8%	95.0%	95.6%	95.0%	95.7%
Average active railcars	21,747	21,830	22,002	22,012	22,024

\

Comparison of the First Six Months of 2017 to the First Six Months of 2016

Foreign Currency

Rail International's results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first six months of 2017, a weaker euro negatively impacted lease revenue by approximately $2.6 million and segment profit, excluding other income (expense), by approximately $1.0 million compared to the first six months of 2016.

Segment Profit

Segment profit was $30.0 million in the first six months of 2017, compared to $25.6 million in the same period in the prior year. The increase was largely due to lower maintenance expense, primarily as a result of lower wheelset costs, as well as lower legal defense costs.

Revenues

Lease revenue decreased $0.7 million in in the first six months of 2017 despite more cars on lease, due to the effects of a weaker euro, as noted above. Other revenue decreased $0.5 million in the first six months of 2017, primarily due to lower compensation for damaged railcars and lower repair revenue.

Expenses

Maintenance expense decreased $5.7 million in the first six months of 2017, primarily due to lower wheelset costs, the impact of fewer railcars undergoing regulatory compliance maintenance, and lower fleet refurbishment costs. Depreciation expense increased $0.4 million in the first six months of 2017, driven by the impact of new cars added to the fleet. Other operating expense was comparable to prior year.

Other Income (Expense)

Net gain on asset dispositions increased $0.6 million in the first six months of 2017, primarily due to higher scrapping gains resulting from more railcars scrapped. Net interest expense increased $1.4 million in the first six months of 2017, largely due to a higher average interest rate and a higher average debt balance. Other expense decreased $0.9 million in the first six months of 2017, largely due to lower legal defense costs, partially offset by the unfavorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

During the first six months of 2017, investment volume was $51.8 million compared to $52.4 million in the same period in 2016. GRE acquired 288 railcars and Rail India acquired 138 railcars in 2017 compared to 514 railcars at GRE and 20 railcars at Rail Russia in 2016.

Comparison of the Second Quarter of 2017 to the Second Quarter of 2016

Foreign Currency

In the second quarter of 2017, a weaker euro negatively impacted lease revenue by approximately $1.0 million and segment profit, excluding other income (expense), by approximately $0.3 million compared to the second quarter of 2016.

Segment Profit

Segment profit was $16.6 million in the second quarter of 2017, compared to $13.0 million in the same period in prior year. The increase was largely due to lower maintenance expense, primarily as a result of lower wheelset costs, as well as lower legal defense costs and higher lease revenue.

Revenues

Lease revenue increased $0.9 million in the second quarter of 2017, primarily due to more cars on lease, largely offset by the effects of a weaker euro, as noted above. Other revenue was comparable to prior year.

Expenses

Maintenance expense decreased $3.2 million in the second quarter of 2017, primarily due to lower wheelset costs, the impact of fewer railcars undergoing regulatory compliance maintenance, and lower fleet refurbishment costs. Depreciation expense increased $0.3 million in 2017, driven by the impact of new cars added to the fleet. Other operating expense was comparable to prior year.

Other Income (Expense)

Net gain on asset dispositions increased $0.5 million in the second quarter of 2017, primarily due to higher scrapping gains resulting from more railcars scrapped. Net interest expense increased $0.8 million in the second quarter of 2017, largely due to a higher average interest rate and a higher average debt balance. Other expense decreased $0.2 million in the period, largely due to lower legal defense costs, partially offset by the unfavorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

ASC

Segment Summary

Stable demand and favorable sailing conditions in 2017 have benefited ASC's operations. During the second quarter of 2017, twelve vessels were in operation, compared to eleven vessels in the second quarter of the prior year. The additional vessel in 2017 was utilized to meet incremental demand resulting from delays incurred early in the 2017 season and to supplement fleet capacity for an out-of-service vessel. ASC transported 9.5 million net tons of freight during the first six months of 2017, comparable to prior year volume.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Lease revenue	$1.0	$1.1	$2.0	$2.1
Marine operating revenue	47.7	46.4	54.1	50.5
Total Revenues	48.7	47.5	56.1	52.6

Expenses
Maintenance expense	6.7	6.0	6.9	6.2
Marine operating expense	30.6	29.6	35.9	32.5
Depreciation expense	4.0	4.4	4.1	4.4
Operating lease expense	0.4	2.0	1.2	2.0
Total Expenses	41.7	42.0	48.1	45.1

Other Income (Expense)
Interest expense, net	(1.3)	(1.1)	(2.5)	(2.2)
Other expense	0.8	(0.2)	0.8	(0.2)
Segment Profit	$6.5	$4.2	$6.3	$5.1

Investment Volume	$5.5	$4.4	$12.8	$9.1
Total Net Tons Carried (000's)	8,503	8,888	9,537	9,513

Comparison of the First Six Months of 2017 to the First Six Months of 2016

Segment Profit

Segment profit was $6.3 million in the first six months of 2017, compared to segment profit of $5.1 million in the same period in the prior year. The increase was primarily due to more efficient fleet operations, higher revenue resulting from higher commodity rates and a favorable commodity mix, and the net impact of a leased vessel returned in the first quarter of 2017.

Revenues

Marine operating revenue increased $3.6 million in the first six months of 2017, primarily due to higher freight rates and a favorable mix of commodities shipped. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

Expenses

Maintenance expense increased $0.7 million in the first six months of 2017, due to more winter work and higher operating repairs. Marine operating expense increased $3.4 million in the first six months of 2017, largely driven by higher fuel costs and the impact of more operating days. Operating lease expense decreased $0.8 million in the first six months of 2017, attributable to the net impact of the return of the leased vessel noted above.

Investment Volume

Investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Second Quarter of 2017 to the Second Quarter of 2016

Segment Profit

Segment profit was $6.5 million in the second quarter of 2017, compared to $4.2 million in the same period in the prior year. The increase was primarily due to higher revenue driven by a favorable commodity mix, as well as lower operating lease expense resulting from the return of a leased vessel in the first quarter of 2017. These positive impacts were partially offset by higher marine operating expense.

Revenues

Marine operating revenue increased $1.3 million in the second quarter of 2017, primarily due to a favorable commodity mix. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance.

Expenses

Maintenance expense increased $0.7 million in the second quarter of 2017 due to more winter work and higher operating repairs. Marine operating expense increased $1.0 million in the second quarter of 2017, largely driven by higher fuel costs. Operating lease expense decreased $1.6 million in the second quarter of 2017, attributable to the absence of lease costs associated with the return of the leased vessel noted above.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit includes the results of our investment in the Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates"). The RRPF affiliates are a group of fifteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $23.5 million and $12.3 million for the first six months and second quarter of 2017, compared to $17.8 million and $7.7 million in 2016. As of June 30, 2017, the RRPF affiliates owned 405 aircraft spare engines, compared to 435 at June 30, 2016.

Portfolio Management's results also include the operations of five liquefied gas carrying vessels (the "Norgas Vessels"). During the first six months of 2017, the Norgas Vessels experienced lower rates, due in part to the impact of new competing vessels that entered the market during the current year, as well as lower utilization of our vessels resulting from supply disruptions caused by unplanned outages at certain customers' petrochemical plants.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. To date, we have completed the sales of the Nordic Vessels, our interest in the Cardinal Marine joint venture, and the majority of our inland marine assets. In the first six months of 2017, we sold marine assets for total proceeds of $28.2 million, resulting in a net gain of $1.8 million. In the first six months of 2016, we sold marine assets for total proceeds of $45.5 million, resulting in a net gain of $4.5 million. We expect to sell the remaining targeted inland marine assets in 2017. Upon completion of these sales, Portfolio Management will continue to own and operate some marine investments, primarily the Norgas Vessels.

Portfolio Management's total asset base was $595.5 million at June 30, 2017, compared to $593.5 million at December 31, 2016, and $617.0 million at June 30, 2016. Assets held for sale were $19.2 million at June 30, 2017, $45.6 million at December 31, 2016, and $63.8 million at June 30, 2016.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Lease revenue	$1.2	$1.4	$2.4	$3.4
Marine operating revenue	7.4	10.9	18.0	27.1
Other revenue	0.3	0.4	0.8	0.6
Total Revenues	8.9	12.7	21.2	31.1

Expenses
Marine operating expense	7.4	7.8	15.0	17.2
Depreciation expense	1.8	1.8	3.5	3.5
Other operating expense	0.3	4.1	0.6	4.6
Total Expenses	9.5	13.7	19.1	25.3

Other Income (Expense)
Net gain on asset dispositions	10.5	31.9	10.8	35.8
Interest expense, net	(2.4)	(2.1)	(4.6)	(4.3)
Other income	—	—	2.3	—
Share of affiliates' pretax income	12.3	7.7	23.9	17.8
Segment Profit	$19.8	$36.5	$34.5	$55.1
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Net book value of owned assets	$268.1	$241.2	$218.2	$214.8	$199.4
Affiliate investments	348.9	365.0	375.3	385.2	396.1
Net book value of managed assets	57.7	55.9	51.8	50.0	45.8

RRPF Affiliates Engine Portfolio Data
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Beginning balance	433	435	410	407	404
Engine acquisitions	6	2	15	—	3
Engine dispositions	(4)	(27)	(18)	(3)	(2)
Ending balance	435	410	407	404	405
Utilization rate at quarter end	95.4%	93.9%	94.6%	94.6%	94.8%

Comparison of the First Six Months of 2017 to the First Six Months of 2016

Comparisons of reported results for the current year and the prior year are impacted by the sales of marine investments.

Segment Profit

Segment profit was $34.5 million in the first six months of 2017, compared to $55.1 million for the same period in the prior year. Segment profit included net gains of approximately $1.8 million and $2.7 million in the first six months of 2017 and 2016 associated with the planned exit of marine investments. The net gains consisted of $1.8 million and $4.5 million from the sale of marine investments in the first six months of 2017 and 2016, partially offset by $1.8 million of impairment losses recorded in the first six months of 2016 related to certain of the remaining assets held for sale. Excluding these items, results for the Portfolio Management segment were $19.7 million lower in the first six months of 2017, primarily due to lower residual sharing gains from the managed portfolio and lower aggregate marine operating results, partially offset by higher earnings from affiliates and other income.

Revenues

Lease revenue decreased $1.0 million in the first six months of 2017, primarily due to the impact of the sales of leased assets in 2016. Marine operating revenue decreased $9.1 million in the first six months of 2017, largely due to lower revenue from the Norgas Vessels, resulting from substantially lower rates, as well as the absence of revenue from the Nordic Vessels that were sold during 2016.

Expenses

Marine operating expense decreased $2.2 million in the first six months of 2017, primarily due to the absence of the Nordic Vessels that were sold in 2016, partially offset by higher expenses for the Norgas Vessels and higher inland marine expenses. Depreciation expense was comparable to prior year. Other operating expense decreased $4.0 million in the first six months of 2017, largely due to the absence of a loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions decreased $25.0 million in the first six months of 2017. Net gains of approximately $1.8 million and $2.7 million were recorded in the first six months of 2017 and 2016 associated with the planned exit of marine investments. Excluding these items, net gain on asset dispositions decreased $24.1 million, primarily due to lower residual sharing fees from the managed portfolio in in the first six months of 2017.

Other income in the first six months of 2017 reflects conditional proceeds that we received in the first quarter related to the sale of certain aircraft assets completed in a prior year.

Share of affiliates' pretax income increased $6.1 million in the first six months of 2017, primarily due to higher income from the RRPF affiliates due to the absence of asset impairments that were recorded in the first six months of 2016 and higher operating results, partially offset by lower net asset disposition gains in the current year. The higher operating results were driven by the impact of newer engines added to the portfolio in 2016 and 2017.

Comparison of the Second Quarter of 2017 to the Second Quarter of 2016

Segment Profit

Segment profit was $19.8 million for the second quarter of 2017, compared to $36.5 million for the same period in the prior year. Segment profit included net gains of approximately $1.8 million and $0.3 million in the second quarter of 2017 and 2016 associated with the planned exit of marine investments. The net gains consisted of $1.8 million and $2.1 million from the sale of marine investments in the second quarter of 2017 and 2016, partially offset by $1.8 million of impairment losses recorded in the second quarter of 2016 related to certain of the remaining assets held for sale. Excluding these items, results for the Portfolio Management segment were $18.2 million lower for the second quarter of 2017, primarily due to lower residual sharing gains from the managed portfolio and lower aggregate marine operating results, partially offset by higher earnings from affiliates.

Revenues

Lease revenue was comparable to the second quarter in the prior year. Marine operating revenue decreased $3.5 million in the second quarter of 2017, largely due to lower revenue from the Norgas Vessels, resulting from substantially lower rates, as well as the absence of revenue from the Nordic Vessels that were sold during 2016.

Expenses

Marine operating expense decreased $0.4 million in the second quarter of 2017, primarily due to the absence of the Nordic Vessels that were sold in 2016, partially offset by higher expenses for the Norgas Vessels and higher inland marine expenses. Depreciation expense was comparable to the same period in the prior year. Other operating expense decreased $3.8 million in the second quarter of 2017, largely due to the absence of an additional loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions decreased $21.4 million in the second quarter of 2017. Net gains of approximately $1.8 million and $0.3 million were recorded in the second quarter of 2017 and 2016 associated with the planned exit of marine investments. Excluding these items, net gain on asset dispositions decreased $22.9 million in the second quarter of 2017, primarily due to lower residual sharing fees from the managed portfolio in the second quarter of 2017.

Share of affiliates' pretax income increased $4.6 million in the second quarter of 2017, primarily due to higher income from the RRPF affiliates due to the absence of asset impairments that were recorded in the second quarter of 2016 and higher operating results, partially offset by lower net asset disposition gains in the current year. The higher operating results were driven by the impact of newer engines added to the portfolio in 2016 and 2017.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Selling, general and administrative expense	$43.1	$40.9	$86.0	$79.7
Unallocated interest (income) expense, net	(0.3)	(0.9)	(3.5)	(1.5)
Other expense (income), including eliminations	(0.4)	1.2	(0.3)	1.0

SG&A, Unallocated Interest and Other

SG&A increased $6.3 million in the first six months of 2017 and $2.2 million for the second quarter of 2017, both variances primarily due to higher compensation and employee benefits costs.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other (income) expense, including eliminations, was $1.3 million lower for the first six months of 2017 and $1.6 million lower for the second quarter of 2017, both primarily due to costs incurred in the prior year related to the prepayment of debt.

Consolidated Income Taxes

See "Note 7. Income Taxes" in Part I, Item 1 of this Form 10-Q.

CASH FLOW AND LIQUIDITY

We generate a significant amount of cash from operating activities and from our investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these resources, along with our available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase program, and to fund portfolio investments and capital additions. We primarily use cash from operations and commercial paper issuances to fund daily operations.

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2017, we had an unrestricted cash balance of $284.3 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2017	2016
Principal sources of cash
Net cash provided by operating activities	$224.2	$241.3
Portfolio proceeds	99.1	123.8
Other asset sales	14.9	14.2
Proceeds from sale-leasebacks	90.7	—
Proceeds from issuance of debt, commercial paper, and credit facilities	309.1	481.3
	$738.0	$860.6
Principal uses of cash
Portfolio investments and capital additions	$(295.3)	$(322.2)
Repayments of debt, commercial paper, and credit facilities	(301.5)	(356.0)
Purchases of previously leased-in assets	(79.3)	(103.2)
Payments on capital lease obligations	(1.8)	(1.9)
Stock repurchases	(50.0)	(70.0)
Dividends	(35.2)	(34.7)
	$(763.1)	$(888.0)

Net cash provided by operating activities of $224.2 million decreased $17.1 million compared to 2016. The decrease was primarily due to lower lease revenue and lower contributions from our marine operations at Portfolio Management, as well as higher operating lease payments, partially offset by lower interest payments and lower income tax payments. In addition, the net impact of changes in the balances of certain working capital items positively impacted cash provided from operating activities.

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. Portfolio proceeds included net proceeds of $28.2 million in 2017 and $45.5 million in 2016 from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment.

Rail North America completed a sale-leaseback financing for 699 railcars in the second quarter of 2017.

Proceeds from the issuance of debt for the first six months of 2017 were $309.1 million (net of hedges and debt issuance costs), primarily attributable to a $300 million, 10-year unsecured financing that was completed. Debt repayments of $301.5 million for the first six months of 2017 were $54.5 million lower than prior year. Each year consisted of scheduled maturity payments. In the second quarter of 2017, we also extended the maturities of certain of our credit facilities and loans.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $295.3 million decreased $26.9 million compared to 2016, primarily due to the mix and related cost of railcars purchased at Rail North America as part of our long-term supply agreement.

Purchases of leased-in assets of $79.3 million decreased $23.9 million compared to 2016. A decrease of $47.9 million at Rail North America due to fewer railcars purchased was partially offset by a $24.0 million increase at ASC for the purchase of a vessel that was previously on lease.

In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. During the six months ended June 30, 2017, we acquired 0.8 million shares of stock for $50.0 million, compared to 1.6 million shares for $70.0 million during the same period in 2016. As of June 30, 2017, $130.0 million remained available under the repurchase authorization.
Contractual and Other Commercial Commitments
The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2017 (in millions):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Thereafter
Recourse debt	$4,295.7	$1.4	$521.4	$550.0	$350.0	$362.9	$2,510.0
Interest on recourse debt (2)	1,756.5	80.6	151.1	133.9	119.3	103.4	1,168.2
Commercial paper and credit facilities	15.7	15.7	—	—	—	—	—
Capital lease obligations, including interest	14.0	0.8	1.6	11.6	—	—	—
Recourse operating leases	636.5	32.6	78.5	81.7	77.4	66.0	300.3
Purchase commitments (3)	1,003.4	328.1	352.6	322.7	—	—	—
	$7,721.8	$459.2	$1,105.2	$1,099.9	$546.7	$532.3	$3,978.5
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2017.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries Inc. that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. Pursuant to the terms of the agreement, the parties conducted a review of the contract pricing in January 2017 as it no longer reflected market rates. Based on this review, the parties agreed to reduce contract pricing for future orders pursuant to the terms of the agreement.

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the six months ended June 30, 2017:

Europe (1)
Balance as of June 30 (in millions)	$15.7
Weighted average interest rate	0.6%
Euro/Dollar exchange rate	1.14

Average daily amount outstanding year to date (in millions)	$5.0
Weighted average interest rate	0.8%
Average Euro/Dollar exchange rate	$1.08

Average daily amount outstanding during 2nd quarter (in millions)	$6.7
Weighted average interest rate	0.7%
Average Euro/Dollar exchange rate	1.10

Maximum daily amount outstanding year to date (in millions)	$20.0
Euro/Dollar exchange rate	1.12
_________
(1) Short-term borrowings in Europe are composed of borrowings under bank credit facilities.
Credit Lines and Facilities
We have a $600 million, 5-year unsecured revolving credit facility in the US. In the second quarter of 2017, we extended the maturity on this facility by one year from May 2021 to May 2022. As of June 30, 2017, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the US with a 3-year revolving period. We extended the maturity on this facility from February 2021 to May 2022. As of June 30, 2017, the full $250 million was available under this facility.
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
The loan agreements for certain of our European rail subsidiaries also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the US parent company). These covenants effectively limit GRE's ability to transfer funds to GATX.
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2017, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of June 30, 2017, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Total assets (GAAP)	$7,090.6	$7,089.3	$7,105.4	$7,096.9	$7,272.1
Off-balance sheet assets:
Rail North America	443.3	478.9	456.5	423.9	488.1
ASC	5.7	4.2	2.6	0.7	0.5
Total off-balance sheet assets	$449.0	$483.1	$459.1	$424.6	$488.6

Total assets, as adjusted (non-GAAP)	$7,539.6	$7,572.4	$7,564.5	$7,521.5	$7,760.7

Shareholders’ Equity	$1,308.5	$1,371.5	$1,347.2	$1,385.2	$1,443.0

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2016	September 30 2016	December 31 2016	March 31 2017	June 30 2017
Debt, net of unrestricted cash:
Unrestricted cash	$(177.6)	$(211.5)	$(307.5)	$(155.2)	$(284.3)
Commercial paper and bank credit facilities	28.5	5.1	3.8	3.0	15.7
Recourse debt	4,298.8	4,204.4	4,253.2	4,250.9	4,261.2
Nonrecourse debt	2.3	—	—	—	—
Capital lease obligations	16.6	15.1	14.9	13.5	13.1
Total debt, net of unrestricted cash (GAAP)	4,168.6	4,013.1	3,964.4	4,112.2	4,005.7
Off-balance sheet recourse debt	449.0	483.1	459.1	424.6	488.6
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,617.6	$4,496.2	$4,423.5	$4,536.8	$4,494.3

Total recourse debt (1)	$4,615.3	$4,496.2	$4,423.5	$4,536.8	$4,494.3
Shareholders' Equity	$1,308.5	$1,371.5	$1,347.2	$1,385.2	$1,443.0
Recourse Leverage (2)	3.5	3.3	3.3	3.3	3.1
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.
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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income (GAAP)	$53.4	$61.2	$110.9	$130.5

Adjustments attributable to consolidated income, pretax:
Net gain on wholly owned Portfolio Management marine investments (1)	(1.8)	(0.3)	(1.8)	(2.7)
Total adjustments attributable to consolidated income, pretax	$(1.8)	$(0.3)	$(1.8)	$(2.7)
Income taxes thereon, based on applicable effective tax rate	0.7	0.1	0.7	1.0
Net income, excluding tax adjustments and other items (non-GAAP)	$52.3	$61.0	$109.8	$128.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Diluted earnings per share (GAAP)	$1.35	$1.49	$2.79	$3.15
Adjustments attributable to consolidated income, net of taxes:
Net gain on wholly owned Portfolio Management marine investments (1)	(0.03)	—	(0.03)	(0.04)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.32	$1.49	$2.76	$3.11

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing twelve months ended June 30 (in millions):

	2017	2016
Net income (GAAP)	$237.5	$228.2
Adjustments attributable to consolidated income, pretax:
Net loss on wholly owned Portfolio Management marine investments (1)	3.4	6.5
Railcar impairment at Rail North America (2)	29.8	—
Residual sharing settlement at Portfolio Management (3)	(49.1)	—
Early retirement program (4)	—	9.0
Total adjustments attributable to consolidated income, pretax	$(15.9)	$15.5
Income taxes thereon, based on applicable effective tax rate	$6.9	$(5.9)

Other income tax adjustments attributable to consolidated income:
Foreign tax credit utilization (5)	(7.1)	—
Income tax rate changes (6)	—	14.1
Total other income tax adjustments attributable to consolidated income	$(7.1)	$14.1

Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (1)	(0.6)	11.9
Income tax rate changes (7)	(3.9)	(7.7)
Total adjustments attributable to affiliates' earnings, net of taxes	$(4.5)	$4.2
Net income, excluding tax adjustments and other items (non-GAAP)	$216.9	$256.1
Return on Equity (GAAP)	17.3%	17.6%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	15.8%	19.7%
_______

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	In 2016, we recorded impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(3)	Proceeds were recorded as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(4)	Expenses associated with an early retirement program offered to certain eligible employees.

(5)	Benefits attributable to the utilization of foreign tax credit carryforwards.

(6)	Deferred income tax adjustments attributable to an increase of our effective state income tax rate in the fourth quarter of 2015.

(7)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for the third quarter of 2016 and the fourth quarter of 2015.

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. As of June 30, 2017, $130.0 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the second quarter of 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Total	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
May 1, 2017 - May 31, 2017	204,948	$59.21	204,948	$142.9
June 1, 2017 - June 30, 2017	203,867	$63.10	203,867	$130.0
Total	408,815	$61.15	408,815

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

Date: July 28, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2017 and 2016, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference:

10.1
GATX Corporation's Amended and Restated 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A of the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

________
(*) Compensatory plans or arrangements.