Form 10-Q
period 2017-09-30
GATX CORP
filed 2017-10-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒
Common shares outstanding were 38.3 million at September 30, 2017.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30	December 31
	2017	2016
	(Unaudited)
Assets
Cash and Cash Equivalents	$199.2	$307.5
Restricted Cash	3.7	3.6
Receivables
Rent and other receivables	83.2	85.9
Finance leases	139.1	147.7
Less: allowance for losses	(6.5)	(6.1)
	215.8	227.5

Operating Assets and Facilities	8,915.9	8,446.4
Less: allowance for depreciation	(2,814.6)	(2,641.7)
	6,101.3	5,804.7
Investments in Affiliated Companies	449.3	387.0
Goodwill	84.6	78.0
Other Assets	208.0	297.1
Total Assets	$7,261.9	$7,105.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$133.8	$174.8
Debt
Commercial paper and borrowings under bank credit facilities	15.7	3.8
Recourse	4,266.7	4,253.2
Capital lease obligations	12.8	14.9
	4,295.2	4,271.9
Deferred Income Taxes	1,157.7	1,089.4
Other Liabilities	205.0	222.1
Total Liabilities	5,791.7	5,758.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,071,263 and 66,953,606 Outstanding shares — 38,311,330 and 39,442,893	41.6	41.5
Additional paid in capital	695.8	687.8
Retained earnings	1,936.2	1,828.0
Accumulated other comprehensive loss	(129.4)	(211.1)
Treasury stock at cost (28,759,933 and 27,510,713 shares)	(1,074.0)	(999.0)
Total Shareholders’ Equity	1,470.2	1,347.2
Total Liabilities and Shareholders’ Equity	$7,261.9	$7,105.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Lease revenue	$276.6	$281.8	$823.4	$847.5
Marine operating revenue	62.9	62.1	135.0	139.7
Other revenue	20.1	19.0	65.7	69.0
Total Revenues	359.6	362.9	1,024.1	1,056.2
Expenses
Maintenance expense	84.9	79.6	247.7	244.6
Marine operating expense	38.9	39.2	89.8	88.9
Depreciation expense	78.6	75.9	227.9	221.0
Operating lease expense	15.8	19.2	46.8	54.5
Other operating expense	8.5	10.1	25.9	33.7
Selling, general and administrative expense	42.8	48.1	128.8	127.8
Total Expenses	269.5	272.1	766.9	770.5
Other Income (Expense)
Net gain on asset dispositions	9.4	62.7	56.3	122.8
Interest expense, net	(40.2)	(36.2)	(119.4)	(109.9)
Other (expense) income	(2.1)	4.3	(4.5)	(2.9)
Income before Income Taxes and Share of Affiliates’ Earnings	57.2	121.6	189.6	295.7
Income taxes	(20.4)	(41.1)	(60.3)	(98.6)
Share of affiliates’ earnings, net of taxes	12.2	15.2	30.6	29.1
Net Income	$49.0	$95.7	$159.9	$226.2
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	15.4	11.0	74.0	16.2
Unrealized gain on securities	—	1.3	—	1.6
Unrealized gain (loss) on derivative instruments	0.7	0.5	3.6	(6.8)
Post-retirement benefit plans	1.4	(6.0)	4.1	(3.3)
Other comprehensive income	17.5	6.8	81.7	7.7
Comprehensive Income	$66.5	$102.5	$241.6	$233.9

Share Data
Basic earnings per share	$1.27	$2.39	$4.10	$5.55
Average number of common shares	38.6	40.1	39.0	40.7

Diluted earnings per share	$1.25	$2.36	$4.04	$5.49
Average number of common shares and common share equivalents	39.2	40.6	39.6	41.2

Dividends declared per common share	$0.42	$0.40	$1.26	$1.20
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2017	2016
Operating Activities
Net income	$159.9	$226.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	238.5	230.6
Change in accrued operating lease expense	(21.2)	(11.0)
Net gains on sales of assets	(48.4)	(41.3)
Deferred income taxes	44.8	83.6
Change in income taxes payable	(4.9)	(8.1)
Share of affiliates’ earnings, net of dividends	(22.0)	(29.0)
Other	(29.2)	(15.5)
Net cash provided by operating activities	317.5	435.5
Investing Activities
Additions to operating assets and facilities	(422.4)	(442.6)
Investments in affiliates	(36.6)	—
Portfolio investments and capital additions	(459.0)	(442.6)
Purchases of previously leased-in assets	(93.2)	(116.5)
Portfolio proceeds	131.0	170.6
Proceeds from sales of other assets	24.3	18.6
Proceeds from sale-leasebacks	90.6	82.5
Net cash used in investing activities	(306.3)	(287.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	297.5	801.8
Repayments of debt (original maturities longer than 90 days)	(301.5)	(798.7)
Net increase (decrease) in debt with original maturities of 90 days or less	11.1	(2.5)
Stock repurchases	(75.0)	(95.1)
Dividends	(51.8)	(51.2)
Other	(2.8)	(6.0)
Net cash used in by financing activities	(122.5)	(151.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.1	(0.2)
Net decrease in Cash, Cash Equivalents, and Restricted Cash during the period	(108.2)	(3.8)
Cash, Cash Equivalents, and Restricted Cash at beginning of period	311.1	219.7
Cash, Cash Equivalents, and Restricted Cash at end of period	$202.9	$215.9

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

Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We plan to adopt this guidance as of January 1, 2018, using the modified retrospective approach. Our primary source of revenue is lease revenue, which will continue to be within the scope of existing lease accounting guidance upon adoption of Topic 606. We have substantially completed our review of all other revenue sources in scope for the new standard and have concluded the new guidance will not have a material impact on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees. The new guidance is effective for us in the first quarter of 2019, with early adoption permitted. We plan to adopt this guidance on January 1, 2019, using a modified retrospective transition method, and we expect to utilize the package of three optional practical expedients as provided in the standard. We continue to assess the effect the new guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the accounting and reporting requirements for certain equity securities and financial liabilities. The new guidance is effective for us beginning in the first quarter of 2018, with certain provisions eligible for early adoption. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies how entities will measure credit losses. The new guidance is effective for us in the first quarter of 2020, with early adoption permitted. We are evaluating the effect the new guidance will have on our financial statements and related disclosures.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for us in the first quarter of 2018, with early adoption permitted. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modifies how an entity will recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs. The new guidance is effective for us in the first quarter of 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2018, applying the retrospective method. We do not expect the new guidance to have a material impact on our financial statements and related disclosures.

Compensation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies how an entity must present service costs and other components of net benefit cost. The new guidance is effective for us in the first quarter of 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2018, applying the retrospective method. We do not expect the new guidance to have a significant impact on our financial statements and related disclosures.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us beginning in the first quarter of 2019, with early adoption permitted in any interim period. We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total September 30 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$0.1	$—	$0.1	$—
Foreign exchange rate derivatives (1)	2.6	—	2.6	—
Foreign exchange rate derivatives (2)	0.3	—	0.3	—
Liabilities
Interest rate derivatives (1)	0.9	—	0.9	—
Foreign exchange rate derivatives (1)	22.8	—	22.8	—
Foreign exchange rate derivatives (2)	2.9	—	2.9	—

Assets	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (2)	1.3	—	1.3	—
Liabilities
Interest rate derivatives (1)	0.1	—	0.1	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting the fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $450.0 million as of September 30, 2017 that mature from 2018 to 2022 and eight instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2016 with maturities ranging from 2017 to 2020.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had eleven instruments outstanding with an aggregate notional amount of $290.2 million as of September 30, 2017 that mature from 2017 to 2022 and nine instruments outstanding with an aggregate notional amount of $412.1 million as of December 31, 2016 with maturities ranging from 2017 to 2022. Within the next 12 months, we expect to reclassify $5.2 million ($3.3 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2017, was $23.7 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	Location of Loss (Gain) Recognized	2017	2016	2017	2016
Fair value hedges (1)	Interest expense	$0.6	$2.6	$1.5	$(3.3)
Cash flow hedges	Other comprehensive (income) loss (effective portion)	(11.1)	(2.8)	(34.8)	(26.8)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.7	1.7	5.1	5.1
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	—	0.7	—	1.1
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	10.1	3.3	33.8	13.6
Non-designated	Other (income) expense	(2.0)	2.2	4.1	(0.1)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.2	$0.6	$1.2
Loans	0.2	0.2	6.2	6.2
Liabilities
Recourse fixed rate debt	$3,864.6	$3,977.6	$3,858.5	$3,852.6
Recourse floating rate debt	425.0	429.4	417.8	412.2

NOTE 4. Assets Held for Sale

The following table summarizes our assets held for sale (in millions):

	September 30	December 31
	2017	2016
Rail North America	$4.4	$43.9
Portfolio Management	19.2	45.6
	$23.6	$89.5

For assets classified as held for sale, in the first nine months of 2017, we sold inland marine assets in the Portfolio Management segment with a carrying value of $26.4 million for proceeds of $28.2 million, resulting in a net gain of $1.8 million. At Rail North America, we sold certain railcars with a carrying value of $21.8 million for proceeds of $49.9 million, resulting in a net gain of $28.1 million. In addition, other railcars that were not sold with a carrying value of $19.7 million were reclassified out of assets held for sale and written down to their estimated fair value, resulting in the recognition of a $1.9 million impairment loss. All assets classified as held for sale at September 30 are expected to be sold in 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows components of our pension and other post-retirement benefits expense for the three months ended September 30, 2017 and 2016 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$1.6	$1.5	$—	$0.1
Interest cost	3.8	3.9	0.2	0.2
Expected return on plan assets	(5.9)	(6.5)	—	—
Settlement expense	—	5.7	—	—
Amortization of (1):
Unrecognized prior service credit	—	(0.2)	—	(0.1)
Unrecognized net actuarial loss	2.2	2.6	—	—
Net expense	$1.7	$7.0	$0.2	$0.2

The following table shows components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2017 and 2016 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$4.9	$4.5	$0.1	$0.2
Interest cost	11.5	11.8	0.7	0.7
Expected return on plan assets	(17.9)	(19.5)	—	—
Settlement expense	0.1	5.7	—	—
Amortization of (1):
Unrecognized prior service credit	—	(0.7)	(0.1)	(0.2)
Unrecognized net actuarial loss (gain)	6.9	7.7	(0.2)	(0.2)
Net expense	$5.5	$9.5	$0.5	$0.5
________
(1) Amounts reclassified from accumulated other comprehensive loss.

During the third quarter of 2016, we recorded a settlement accounting adjustment of $5.7 million attributable to lump sum payments elected by eligible retirees as part of a voluntary early retirement program offered in 2015.

NOTE 6. Share-Based Compensation

During the nine months ended September 30, 2017, we granted eligible incentive plan participants the aggregate of 354,400 non-qualified employee stock options, 49,840 restricted stock units, 63,710 performance shares, and 18,080 phantom stock units. For the three months and nine months ended September 30, 2017, total share-based compensation expense was $3.4 million and $10.6 million and the related tax benefits were $1.3 million and $4.1 million. For the three months and nine months ended September 30, 2016, total share-based compensation expense was $3.2 million and $9.1 million and the related tax benefits were $1.3 million and $3.5 million.

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

NOTE 7. Income Taxes

Our effective tax rate was 32% for the nine months ended September 30, 2017, compared to 33% for the nine months ended September 30, 2016. The difference in the effective rates for the current year compared to prior year is primarily attributable to the mix of pre-tax income among domestic and foreign jurisdictions which are taxed at different rates. Additionally, during the quarter, based upon the status of our current state income tax audits and our expectations of the ultimate resolution, we released the remaining balance of our liability for unrecognized tax benefits and recognized an income tax benefit of $4.3 million ($2.8 million, net of federal tax). Also, our consolidated state income tax rate increased, effective July 1, 2017, due to legislation enacted in the state of Illinois. Accordingly, we recorded a deferred state income tax adjustment of $3.1 million in the quarter. Finally, the 2017 effective tax rate reflects incremental benefits associated with equity awards in accordance with the adoption of new accounting rules and the impact of reductions in the statutory tax rates in Quebec and Saskatchewan, Canada and India, partially offset by an increase to the effective tax rate in Germany.

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

The following table shows our commercial commitments (in millions):

	September 30	December 31
	2017	2016
Lease payment guarantees	$7.6	$15.0
Standby letters of credit and performance bonds	8.8	8.9
Total commercial commitments (1)	$16.4	$23.9
_______

(1)
The carrying value of liabilities on the balance sheet for commercial commitments was $2.3 million at September 30, 2017 and $3.0 million at December 31, 2016. The expirations of these commitments range from 2017 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Numerator:
Net income	$49.0	$95.7	$159.9	$226.2

Denominator:
Weighted average shares outstanding - basic	38.6	40.1	39.0	40.7
Effect of dilutive securities:
Equity compensation plans	0.6	0.5	0.6	0.5
Weighted average shares outstanding - diluted	39.2	40.6	39.6	41.2
Basic earnings per share	$1.27	$2.39	$4.10	$5.55
Diluted earnings per share	$1.25	$2.36	$4.04	$5.49

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2016	(103.7)	(20.3)	(87.1)	(211.1)
Change in component	17.9	(5.1)	—	12.8
Reclassification adjustments into earnings	—	5.8	2.2	8.0
Income tax effect	—	0.1	(0.9)	(0.8)
Balance at March 31, 2017	$(85.8)	$(19.5)	$(85.8)	$(191.1)
Change in component	40.7	(18.4)	—	22.3
Reclassification adjustments into earnings	—	21.3	2.2	23.5
Income tax effect	—	(0.8)	(0.8)	(1.6)
Balance at June 30, 2017	$(45.1)	$(17.4)	$(84.4)	$(146.9)
Change in component	15.4	(10.5)	—	4.9
Reclassification adjustments into earnings	—	11.8	2.2	14.0
Income tax effect	—	(0.6)	(0.8)	(1.4)
Balance at September 30, 2017	(29.7)	(16.7)	(83.0)	(129.4)
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

On December 14, 2012, the prosecutors for Lucca charged the Italian Railway, GRA, and a number of their maintenance, operations, and managerial employees with various negligence-based crimes related to the accident. A trial was held in the court of Lucca and, on January 31, 2017, the court announced guilty verdicts against various Italian Railway companies, GRA, and certain of their employees. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against the employees. GRA disagrees with the trial court’s ruling and believes that the evidence shows it and its employees acted diligently and in accordance with all applicable laws and regulations at all times. On October 14, 2017, GRA filed its appeal of the trial court’s ruling with the Court of Appeal in Florence (Corte d’Appello di Firenze) and, pending the final disposition of the appeal, these fines and penalties are not enforceable.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2017
Profitability
Revenues
Lease revenue	$224.5	$50.3	$1.1	$0.7	$—	$276.6
Marine operating revenue	—	—	59.1	3.8	—	62.9
Other revenue	17.9	2.0	—	0.2	—	20.1
Total Revenues	242.4	52.3	60.2	4.7	—	359.6
Expenses
Maintenance expense	66.1	11.1	7.7	—	—	84.9
Marine operating expense	—	—	34.7	4.2	—	38.9
Depreciation expense	60.1	12.8	4.0	1.7	—	78.6
Operating lease expense	15.5	—	0.3	—	—	15.8
Other operating expense	7.3	1.1	—	0.1	—	8.5
Total Expenses	149.0	25.0	46.7	6.0	—	226.7
Other Income (Expense)
Net gain on asset dispositions	8.1	1.0	—	0.3	—	9.4
Interest (expense) income, net	(30.5)	(8.5)	(1.4)	(2.2)	2.4	(40.2)
Other (expense) income	(0.9)	0.3	—	—	(1.5)	(2.1)
Share of affiliates' pre-tax income	0.1	—	—	16.0	—	16.1
Segment profit	$70.2	$20.1	$12.1	$12.8	$0.9	116.1
Selling, general and administrative expense						42.8
Income taxes (includes $3.9 related to affiliates' earnings)						24.3
Net income						$49.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$7.5	$0.1	$—	$—	$—	$7.6
Residual sharing income	0.2	—	—	0.3	—	0.5
Non-remarketing disposition gains (1)	0.4	0.9	—	—	—	1.3
	$8.1	$1.0	$—	$0.3	$—	$9.4

Capital Expenditures
Portfolio investments and capital additions	$103.3	$22.9	$0.8	$36.6	$0.1	$163.7

Selected Balance Sheet Data at September 30, 2017
Investments in affiliated companies	$9.8	$—	$—	$439.5	$—	$449.3
Identifiable assets	$4,841.2	$1,290.0	$310.1	$616.8	$203.8	$7,261.9
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Three Months Ended September 30, 2016
Profitability
Revenues
Lease revenue	$233.0	$46.6	$1.0	$1.2	$—	$281.8
Marine operating revenue	—	—	51.8	10.3	—	62.1
Other revenue	17.3	1.6	—	0.1	—	19.0
Total Revenues	250.3	48.2	52.8	11.6	—	362.9
Expenses
Maintenance expense	62.8	10.7	6.1	—	—	79.6
Marine operating expense	—	—	31.5	7.7	—	39.2
Depreciation expense	58.4	11.6	4.2	1.7	—	75.9
Operating lease expense	17.2	—	2.0	—	—	19.2
Other operating expense	8.6	1.2	—	0.3	—	10.1
Total Expenses	147.0	23.5	43.8	9.7	—	224.0
Other Income (Expense)
Net gain on asset dispositions	13.1	0.5	—	49.1	—	62.7
Interest (expense) income, net	(27.1)	(7.3)	(1.1)	(2.1)	1.4	(36.2)
Other (expense) income	(1.4)	5.5	(0.1)	—	0.3	4.3
Share of affiliates' pre-tax (loss) income	—	(0.1)	—	15.2	—	15.1
Segment profit	$87.9	$23.3	$7.8	$64.1	$1.7	184.8
Selling, general and administrative expense						48.1
Income taxes (includes $0.1 tax benefit related to affiliates' earnings)						41.0
Net income						$95.7

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$11.9	$—	$—	$(0.3)	$—	$11.6
Residual sharing income	0.3	—	—	49.4	—	49.7
Non-remarketing disposition gains (1)	0.9	0.5	—	—	—	1.4
	$13.1	$0.5	$—	$49.1	$—	$62.7

Capital Expenditures
Portfolio investments and capital additions	$108.4	$10.8	$—	$—	$1.2	$120.4

Selected Balance Sheet Data at December 31, 2016
Investments in affiliated companies	$10.5	$1.2	$—	$375.3	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$278.8	$593.5	$328.8	$7,105.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2017
Profitability
Revenues
Lease revenue	$677.4	$139.8	$3.1	$3.1	$—	$823.4
Marine operating revenue	—	—	113.2	21.8	—	135.0
Other revenue	60.0	4.7	—	1.0	—	65.7
Total Revenues	737.4	144.5	116.3	25.9	—	1,024.1
Expenses
Maintenance expense	202.3	30.8	14.6	—	—	247.7
Marine operating expense	—	—	70.6	19.2	—	89.8
Depreciation expense	178.8	35.8	8.1	5.2	—	227.9
Operating lease expense	45.3	—	1.5	—	—	46.8
Other operating expense	21.7	3.5	—	0.7	—	25.9
Total Expenses	448.1	70.1	94.8	25.1	—	638.1
Other Income (Expense)
Net gain on asset dispositions	42.6	2.6	—	11.1	—	56.3
Interest (expense) income, net	(90.1)	(24.5)	(3.9)	(6.8)	5.9	(119.4)
Other (expense) income	(4.1)	(2.3)	0.8	2.3	(1.2)	(4.5)
Share of affiliates' pre-tax income (loss)	0.4	(0.1)	—	39.9	—	40.2
Segment profit	$238.1	$50.1	$18.4	$47.3	$4.7	358.6
Selling, general and administrative expense						128.8
Income taxes (includes $9.6 related to affiliates' earnings)						69.9
Net income						$159.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$39.5	$0.1	$—	$1.8	$—	$41.4
Residual sharing income	0.5	—	—	9.3	—	9.8
Non-remarketing disposition gains (1)	4.5	2.5	—	—	—	7.0
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$42.6	$2.6	$—	$11.1	$—	$56.3

Capital Expenditures
Portfolio investments and capital additions	$333.7	$74.7	$13.6	$36.6	$0.4	$459.0
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
Nine Months Ended September 30, 2016
Profitability
Revenues
Lease revenue	$703.0	$136.8	$3.1	$4.6	$—	$847.5
Marine operating revenue	—	—	102.3	37.4	—	139.7
Other revenue	63.5	4.8	—	0.7	—	69.0
Total Revenues	766.5	141.6	105.4	42.7	—	1,056.2
Expenses
Maintenance expense	196.2	36.1	12.3	—	—	244.6
Marine operating expense	—	—	64.0	24.9	—	88.9
Depreciation expense	173.0	34.2	8.6	5.2	—	221.0
Operating lease expense	50.6	—	4.0	—	(0.1)	54.5
Other operating expense	25.0	3.8	—	4.9	—	33.7
Total Expenses	444.8	74.1	88.9	35.0	(0.1)	642.7
Other Income (Expense)
Net gain on asset dispositions	36.4	1.5	—	84.9	—	122.8
Interest (expense) income, net	(81.2)	(21.9)	(3.3)	(6.4)	2.9	(109.9)
Other (expense) income	(3.8)	2.0	(0.3)	—	(0.8)	(2.9)
Share of affiliates' pre-tax income (loss)	0.3	(0.2)	—	33.0	—	33.1
Segment profit	$273.4	$48.9	$12.9	$119.2	$2.2	456.6
Selling, general and administrative expense						127.8
Income taxes (includes $4.0 related to affiliates' earnings)						102.6
Net income						$226.2

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$32.5	$—	$—	$4.2	$—	$36.7
Residual sharing income	0.7	—	—	82.5	—	83.2
Non-remarketing disposition gains (1)	3.2	1.5	—	—	—	4.7
Asset impairments	—	—	—	(1.8)	—	(1.8)
	$36.4	$1.5	$—	$84.9	$—	$122.8

Capital Expenditures
Portfolio investments and capital additions	$366.7	$63.2	$9.1	$—	$3.6	$442.6
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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2017. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for the three and nine months ended September 30 (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Segment Revenues
Rail North America	$242.4	$250.3	$737.4	$766.5
Rail International	52.3	48.2	144.5	141.6
ASC	60.2	52.8	116.3	105.4
Portfolio Management	4.7	11.6	25.9	42.7
	$359.6	$362.9	$1,024.1	$1,056.2
Segment Profit
Rail North America	$70.2	$87.9	$238.1	$273.4
Rail International	20.1	23.3	50.1	48.9
ASC	12.1	7.8	18.4	12.9
Portfolio Management	12.8	64.1	47.3	119.2
	115.2	183.1	353.9	454.4
Less:
Selling, general and administrative expense	42.8	48.1	128.8	127.8
Unallocated interest expense, net	(2.4)	(1.4)	(5.9)	(2.9)
Other, including eliminations	1.5	(0.3)	1.2	0.7
Income taxes ($3.9 and $(0.1) QTR and $9.6 and $4.0 YTD related to affiliates' earnings)	24.3	41.0	69.9	102.6
Net Income	$49.0	$95.7	$159.9	$226.2

Net income, excluding tax adjustments and other items (non-GAAP)	$49.0	$61.1	$158.8	$189.9
Diluted earnings per share (GAAP)	$1.25	$2.36	$4.04	$5.49
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.25	$1.50	$4.01	$4.61

Investment Volume	$163.7	$120.4	$459.0	$442.6

The following table shows our return on equity ("ROE") for the trailing twelve months ended September 30:

	2017	2016
ROE (GAAP)	13.4%	21.5%
ROE, excluding tax adjustments and other items (non-GAAP)	14.4%	19.0%

Net income was $159.9 million, or $4.04 per diluted share, for the first nine months of 2017 compared to $226.2 million, or $5.49 per diluted share, in 2016. Results for the nine months ended September 30, 2017, and 2016, included net gains of approximately $1.1 million and $2.1 million, respectively, associated with the planned exit of the majority of Portfolio Management's marine investments. In addition, during the nine months ended September 30, 2016, net proceeds of $30.3 million were recorded as a result of the settlement of a residual sharing agreement, and a $3.9 million benefit from deferred income tax adjustments was recorded due to enacted statutory rate decreases in the United Kingdom. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $31.1 million compared to the prior year.

Net income was $49.0 million, or $1.25 per diluted share, for the third quarter of 2017 compared to $95.7 million, or $2.36 per diluted share, in 2016. Results for the third quarter of 2016 included net gains of approximately $0.4 million associated with the planned exit of the majority of Portfolio Management's marine investments. In addition, during the third quarter of 2016, net proceeds of $30.3 million were recorded as a result of the settlement of a residual sharing agreement, and a $3.9 million benefit from deferred income tax adjustments was recorded due to enacted statutory rate decreases in the United Kingdom. See "Non-GAAP Financial Measures" at the end of this item for further details. Excluding the impact of these items, net income decreased $12.1 million compared to the prior year.
The decreases in both the quarter and year-to-date net income for 2017 were primarily driven by lower disposition gains and lower lease revenue at Rail North America, resulting from lower lease rates and fewer railcars on lease. In the prior year, disposition gains for both the quarter and year-to-date included sizeable residual sharing fees from the managed portfolio at our Portfolio Management segment.
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

RAIL NORTH AMERICA

Segment Summary

Challenging conditions continue in the North American railcar leasing market due to the oversupply of existing railcars and a large railcar manufacturing backlog. Despite this difficult environment, Rail North America has been successful in maintaining high utilization of its railcars across all tank and freight types.

At September 30, 2017, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,700 cars. Fleet utilization, excluding boxcars, was 98.5% at the end of September 30, 2017, compared to 98.8% at the end of prior quarter, and 99.0% at September 30, 2016. Fleet utilization for approximately 16,600 boxcars was 92.4% at the end of September 30, 2017, compared to 90.2% at the end of the prior quarter and 94.7% at September 30, 2016.

During the third quarter of 2017, the Lease Price Index (the "LPI", see definition below) decreased 27.0%, compared to decreases of 21.4% in the prior quarter and 21.4% in the third quarter of 2016. Lease terms on renewals for cars in the LPI averaged 35 months in the current quarter, compared to 32 months in the prior quarter, and 29 months in the third quarter of 2016. Additionally, the renewal success rate was 74.9% in the current quarter, compared to 75.1% in the prior quarter and 74.1% in the third quarter of 2016. As the challenging lease rate environment persists, we will continue to experience pressure on the LPI. For the third quarter of 2017, an average of approximately 102,600 railcars, excluding boxcars, were on lease, compared to 102,800 in the prior quarter and 103,500 in the third quarter of 2016.

As of September 30, 2017, leases for approximately 5,290 railcars in our term lease fleet and approximately 1,920 boxcars are scheduled to expire over the remainder of 2017. These amounts exclude railcars with leases expiring over the remainder of 2017 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Lease revenue	$224.5	$233.0	$677.4	$703.0
Other revenue	17.9	17.3	60.0	63.5
Total Revenues	242.4	250.3	737.4	766.5

Expenses
Maintenance expense	66.1	62.8	202.3	196.2
Depreciation expense	60.1	58.4	178.8	173.0
Operating lease expense	15.5	17.2	45.3	50.6
Other operating expense	7.3	8.6	21.7	25.0
Total Expenses	149.0	147.0	448.1	444.8

Other Income (Expense)
Net gain on asset dispositions	8.1	13.1	42.6	36.4
Interest expense, net	(30.5)	(27.1)	(90.1)	(81.2)
Other expense	(0.9)	(1.4)	(4.1)	(3.8)
Share of affiliate's pre-tax income	0.1	—	0.4	0.3
Segment Profit	$70.2	$87.9	$238.1	$273.4

Investment Volume	$103.3	$108.4	$333.7	$366.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Railcars	$195.9	$201.4	$591.8	$611.0
Boxcars	18.9	21.7	56.3	62.5
Locomotives	9.7	9.9	29.3	29.5
	$224.5	$233.0	$677.4	$703.0

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars for the quarter ended:

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Beginning balance	105,368	104,874	104,522	103,672	104,007
Cars added	764	1,087	795	1,224	637
Cars scrapped	(590)	(579)	(806)	(640)	(854)
Cars sold	(668)	(860)	(839)	(249)	(98)
Ending balance	104,874	104,522	103,672	104,007	103,692
Utilization rate at quarter end	99.0%	98.9%	99.1%	98.8%	98.5%
Average active railcars	103,479	103,702	102,976	102,760	102,555

The following table shows fleet statistics for Rail North America boxcars:

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Ending balance	18,089	17,706	17,415	17,138	16,555
Utilization	94.7%	93.8%	92.9%	90.2%	92.4%

Comparison of the First Nine Months of 2017 to the First Nine Months of 2016

Segment Profit

Segment profit was $238.1 million in the first nine months of 2017 compared to $273.4 million in the same period in the prior year. The decrease was driven by lower lease revenue and higher maintenance expense, partially offset by higher asset disposition gains.

Revenues

Lease revenue decreased $25.6 million in the first nine months of 2017, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $3.5 million in the first nine months of 2017 due to lower repair revenue and lower lease termination fees. Other revenue in 2016 included a lease termination fee of approximately $10.0 million for allowing a customer to return railcars prior to the contractual end of an existing lease. Other revenue in the current year included $7.8 million for compensation of damages to returned cars. The expenses to repair these cars will be recognized as incurred. In some cases, it may be more economical to scrap the railcar rather than incur these expenses.

Expenses

Maintenance expense increased $6.1 million in the first nine months of 2017, primarily due to an increase in costs associated with cars assigned to new lessees, partially offset by lower expenses for the boxcar fleet and lower repairs performed by the railroads. Depreciation expense increased $5.8 million in the first nine months of 2017, largely due to new investments. Operating lease expense decreased $5.3 million in the first nine months of 2017, resulting from the purchase of railcars previously on operating leases in both years. Other operating expense decreased $3.3 million in the first nine months of 2017, primarily due to lower switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions increased $6.2 million in the first nine months of 2017, in part due to higher average net gains on railcar and locomotive sales. In addition, higher scrapping gains, resulting from more railcars scrapped and higher scrap prices, were partially offset by an impairment loss recorded in the current year on certain railcars. Net interest expense increased $8.9 million in the first nine months of 2017, due to a higher average interest rate and a higher average debt balance. Other expense in the first nine months of 2017 was comparable to the same period in the prior year.

Investment Volume

During the first nine months of 2017, investment volume was $333.7 million compared to $366.7 million in the same period in 2016. We acquired 2,532 newly built railcars and purchased 212 railcars in the secondary market in the first nine months of 2017, compared to 2,361 newly built railcars and 25 railcars purchased in the secondary market in the same period in 2016.

Comparison of the Third Quarter of 2017 to the Third Quarter of 2016

Segment Profit

Segment profit was $70.2 million in the third quarter of 2017, compared to $87.9 million in the same period in the prior year. The decrease was driven by lower lease revenue and lower asset disposition gains.

Revenues

Lease revenue decreased $8.5 million in the third quarter of 2017, primarily due to lower lease rates and fewer cars on lease. Other revenue in the third quarter of 2017 was comparable to the same period in the prior year.

Expenses

Maintenance expense increased $3.3 million in the third quarter of 2017, primarily due to an increase in costs associated with cars assigned to new lessees, partially offset by lower expenses for the boxcar fleet and lower repairs performed by the railroads. Depreciation expense increased $1.7 million in the period, largely due to new investments. Operating lease expense decreased $1.7 million in the third quarter of 2017, resulting from the purchase of railcars previously on operating leases in both years. Other operating expense decreased $1.3 million in the period, primarily due to lower switching and freight costs.

Other Income (Expense)

Net gain on asset dispositions decreased $5.0 million in the third quarter of 2017, primarily due to fewer railcars sold in the current year, as well as lower scrapping gains. Net interest expense increased $3.4 million in the third quarter of 2017, due to a higher average interest rate and a higher average debt balance. Other expense in the third quarter of 2017 was comparable to the same period in the prior year.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in 2017. Despite pressure on lease rates, GRE benefited from stable demand, leading to success in maintaining high fleet utilization. Railcar utilization for GRE was 95.6% at the end of the third quarter of 2017, compared to 95.7% at the end of the prior quarter and 95.0% at September 30, 2016.

GRE's results in 2016 were impacted by higher wheelset costs, attributable to a refurbishment program enacted to address anti-corrosion paint issues on certain wheelsets.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Lease revenue	$50.3	$46.6	$139.8	$136.8
Other revenue	2.0	1.6	4.7	4.8
Total Revenues	52.3	48.2	144.5	141.6

Expenses
Maintenance expense	11.1	10.7	30.8	36.1
Depreciation expense	12.8	11.6	35.8	34.2
Other operating expense	1.1	1.2	3.5	3.8
Total Expenses	25.0	23.5	70.1	74.1

Other Income (Expense)
Net gain on asset dispositions	1.0	0.5	2.6	1.5
Interest expense, net	(8.5)	(7.3)	(24.5)	(21.9)
Other income (expense)	0.3	5.5	(2.3)	2.0
Share of affiliate's pre-tax loss	—	(0.1)	(0.1)	(0.2)
Segment Profit	$20.1	$23.3	$50.1	$48.9

Investment Volume	$22.9	$10.8	$74.7	$63.2

The following table shows fleet activity for GRE railcars for the quarter ended:

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Beginning balance	23,088	22,966	23,122	23,131	23,180
Cars added	78	287	207	288	179
Cars scrapped or sold	(200)	(131)	(198)	(239)	(132)
Ending balance	22,966	23,122	23,131	23,180	23,227
Utilization rate at quarter end	95.0%	95.6%	95.0%	95.7%	95.6%
Average active railcars	21,830	22,002	22,012	22,024	22,215

\

Comparison of the First Nine Months of 2017 to the First Nine Months of 2016

Foreign Currency

Rail International's results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. During the first nine months of 2017, the value of the euro fluctuated; however, in aggregate, the changes did not have a meaningful impact on reported revenue or reported segment profit compared to the first nine months of 2016.

Segment Profit

Segment profit was $50.1 million in the first nine months of 2017, compared to $48.9 million in the same period in the prior year. The increase was largely due to lower maintenance expense and higher lease revenue, partially offset by the absence of insurance proceeds recognized in the prior year for previously expensed legal defense costs.

Revenues

Lease revenue increased $3.0 million in the first nine months of 2017 due to more cars on lease. Other revenue in the first nine months of 2017 was comparable to same period in the prior year.

Expenses

Maintenance expense decreased $5.3 million in the first nine months of 2017, primarily due to lower wheelset costs and the impact of fewer railcars undergoing regulatory compliance maintenance. Depreciation expense increased $1.6 million in the first nine months of 2017, driven by the impact of new cars added to the fleet. Other operating expense in the first nine months of 2017 was comparable to the same period in the prior year.

Other Income (Expense)

Net gain on asset dispositions increased $1.1 million in the first nine months of 2017, primarily due to higher scrapping gains resulting from more railcars scrapped. Net interest expense increased $2.6 million in the first nine months of 2017, due to a higher average interest rate and a higher average debt balance. Other expense increased $4.3 million in the first nine months of 2017, driven by the absence of insurance proceeds recognized in the prior year for previously expensed legal defense costs, partially offset by the unfavorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

During the first nine months of 2017, investment volume was $74.7 million compared to $63.2 million in the same period in 2016. GRE acquired 674 railcars and Rail India acquired 229 railcars in 2017 compared to 592 railcars at GRE and 20 railcars at Rail Russia in 2016.

Comparison of the Third Quarter of 2017 to the Third Quarter of 2016

Foreign Currency

In the third quarter of 2017, a stronger euro positively impacted reported lease revenue by approximately $2.6 million and reported segment profit, excluding other income (expense), by approximately $1.6 million compared to the third quarter of 2016.

Segment Profit

Segment profit was $20.1 million in the third quarter of 2017, compared to $23.3 million in the same period in the prior year. The decrease was largely due to the absence of insurance proceeds recognized in the prior year for previously expensed legal defense costs, partially offset by higher lease revenue.

Revenues

Lease revenue increased $3.7 million in the third quarter of 2017, primarily due to more cars on lease, as well as the effects of a stronger euro.

Expenses

Maintenance expense increased $0.4 million in the third quarter of 2017, primarily due to the effects of a stronger euro and higher workshop costs, partially offset by the impact of fewer railcars undergoing regulatory compliance maintenance and lower wheelset costs. Depreciation expense increased $1.2 million in the third quarter of 2017, driven by the impact of new cars added to the fleet. Other operating expense in the third quarter of 2017 was comparable to the same period in the prior year.

Other Income (Expense)

Net gain on asset dispositions increased $0.5 million in the third quarter of 2017, driven by higher gains on scrapped railcars and parts. Net interest expense increased $1.2 million in the third quarter of 2017, due to a higher average interest rate and a higher average debt balance. Other income decreased $5.2 million during the period, largely due to the absence of insurance proceeds recognized in the prior year for previously expensed legal defense costs, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

ASC

Segment Summary

ASC's operations have benefited from strong demand and opportunities for spot business, as well as favorable sailing conditions in 2017. During the third quarter of 2017, twelve vessels were in operation, compared to eleven vessels in the prior year. ASC transported 19.3 million net tons of freight during the first nine months of 2017, compared to 18.2 million net tons in the prior year.

The following table shows ASC’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Lease revenue	$1.1	$1.0	$3.1	$3.1
Marine operating revenue	59.1	51.8	113.2	102.3
Total Revenues	60.2	52.8	116.3	105.4

Expenses
Maintenance expense	7.7	6.1	14.6	12.3
Marine operating expense	34.7	31.5	70.6	64.0
Depreciation expense	4.0	4.2	8.1	8.6
Operating lease expense	0.3	2.0	1.5	4.0
Total Expenses	46.7	43.8	94.8	88.9

Other Income (Expense)
Interest expense, net	(1.4)	(1.1)	(3.9)	(3.3)
Other (expense) income	—	(0.1)	0.8	(0.3)
Segment Profit	$12.1	$7.8	$18.4	$12.9

Investment Volume	$0.8	$—	$13.6	$9.1
Total Net Tons Carried (000's)	9,811	8,680	19,348	18,193

Comparison of the First Nine Months of 2017 to the First Nine Months of 2016

Segment Profit

Segment profit was $18.4 million in the first nine months of 2017, compared to segment profit of $12.9 million in the same period in the prior year. The increase was primarily due to higher volume and a favorable commodity mix, as well as lower operating lease expense resulting from the return of a leased vessel in the first quarter of 2017.

Revenues

Marine operating revenue increased $10.9 million in the first nine months of 2017, primarily due to higher volume, higher freight rates and a favorable mix of commodities shipped. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

Expenses

Maintenance expense increased $2.3 million in the first nine months of 2017, due to more winter work and higher operating repairs. Marine operating expense increased $6.6 million in the first nine months of 2017, largely driven by higher fuel costs and the impact of an additional vessel in operation and more overall operating days. Operating lease expense decreased $2.5 million in the first nine months of 2017, attributable to the return of the leased vessel noted above.

Investment Volume

Investments in each period consisted of structural and mechanical upgrades to our vessels.

Comparison of the Third Quarter of 2017 to the Third Quarter of 2016

Segment Profit

Segment profit was $12.1 million in the third quarter of 2017, compared to $7.8 million in the same period in the prior year. The increase was primarily due to higher volume and a favorable commodity mix, as well as lower operating lease expense resulting from the return of a leased vessel in the first quarter of 2017.

Revenues

Marine operating revenue increased $7.3 million in the third quarter of 2017, primarily due to higher volume and a favorable commodity mix. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance.

Expenses

Maintenance expense increased $1.6 million in the third quarter of 2017 due to more winter work and higher operating repairs. Marine operating expense increased $3.2 million in the third quarter of 2017, largely driven by higher fuel costs and the impact of an additional vessel in operation and more overall operating days. Operating lease expense decreased $1.7 million in the third quarter of 2017, attributable to the return of the leased vessel noted above.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit includes income from our investment in the Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates"). The RRPF affiliates are a group of sixteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $38.8 million and $15.3 million for the first nine months and third quarter of 2017, compared to $32.0 million and $14.2 million in 2016. As of September 30, 2017, the RRPF affiliates owned 409 aircraft spare engines, compared to 410 at September 30, 2016.

Portfolio Management's results also include the operations of five liquefied gas carrying vessels (the "Norgas Vessels"). During the first nine months of 2017, the Norgas Vessels experienced lower rates, due in part to the impact of new competing vessels that entered the market during the current year, as well as lower utilization of our vessels resulting from supply disruptions caused by unplanned outages at certain customers' petrochemical plants.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. To date, we have completed the sales of the Nordic Vessels, our interest in the Cardinal Marine joint venture, and the majority of our inland marine assets. In the first nine months of 2017, we sold marine assets for total proceeds of $28.2 million, resulting in a net gain of $1.8 million. In the first nine months of 2016, we sold marine assets for total proceeds of $48.4 million, resulting in a net gain of $4.2 million. We expect to sell the remaining targeted inland marine assets in 2017. Upon completion of these sales, Portfolio Management will continue to own and operate some marine investments, primarily the Norgas Vessels.

Portfolio Management's total asset base was $616.8 million at September 30, 2017, compared to $593.5 million at December 31, 2016, and $606.2 million at September 30, 2016. Assets held for sale were $19.2 million at September 30, 2017, $45.6 million at December 31, 2016, and $60.5 million at September 30, 2016.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Lease revenue	$0.7	$1.2	$3.1	$4.6
Marine operating revenue	3.8	10.3	21.8	37.4
Other revenue	0.2	0.1	1.0	0.7
Total Revenues	4.7	11.6	25.9	42.7

Expenses
Marine operating expense	4.2	7.7	19.2	24.9
Depreciation expense	1.7	1.7	5.2	5.2
Other operating expense	0.1	0.3	0.7	4.9
Total Expenses	6.0	9.7	25.1	35.0

Other Income (Expense)
Net gain on asset dispositions	0.3	49.1	11.1	84.9
Interest expense, net	(2.2)	(2.1)	(6.8)	(6.4)
Other income	—	—	2.3	—
Share of affiliates' pre-tax income	16.0	15.2	39.9	33.0
Segment Profit	$12.8	$64.1	$47.3	$119.2

Investment Volume	$36.6	—	$36.6	—
The following table shows the approximate net book values of Portfolio Management's assets (in millions):

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Net book value of owned assets	$241.2	$218.2	$214.8	$199.4	$177.3
Affiliate investments	365.0	375.3	385.2	396.1	439.5
Net book value of managed assets	55.9	51.8	50.0	45.8	43.9

RRPF Affiliates Engine Portfolio Data
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Beginning balance	435	410	407	404	405
Engine acquisitions	2	15	—	3	5
Engine dispositions	(27)	(18)	(3)	(2)	(1)
Ending balance	410	407	404	405	409
Utilization rate at quarter end	93.9%	94.6%	94.6%	94.8%	96.1%

Comparison of the First Nine Months of 2017 to the First Nine Months of 2016

Comparisons of reported results for the current year and the prior year are impacted by the sales of marine investments.

Segment Profit

Segment profit was $47.3 million in the first nine months of 2017, compared to $119.2 million for the same period in the prior year. Segment profit included net gains of approximately $1.8 million and $3.4 million in the first nine months of 2017 and 2016 associated with the planned exit of marine investments. The net gains in 2017 were from the sale of marine investments. The net gains in 2016 consisted of $4.2 million from the sale of marine investments and $1.0 million resulting from additional proceeds received from the sale of the Cardinal Marine joint venture, partially offset by $1.8 million of impairment losses related to certain of the remaining assets held for sale. In addition, segment profit in the first nine months of 2016 included $49.1 million of income from the settlement of a residual sharing agreement. Excluding these items, results for the Portfolio Management segment were $21.2 million lower in the first nine months of 2017, primarily due to lower residual sharing gains from the managed portfolio and lower aggregate marine operating results, partially offset by higher earnings from affiliates.

Revenues

Lease revenue decreased $1.5 million in the first nine months of 2017, primarily due to the impact of the sales of leased assets in 2016. Marine operating revenue decreased $15.6 million in the first nine months of 2017, largely due to lower revenue from the Norgas Vessels resulting from substantially lower rates, as well as the absence of revenue from the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017.

Expenses

Marine operating expense decreased $5.7 million in the first nine months of 2017, primarily due to the absence of the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017, partially offset by higher expenses for the Norgas Vessels. Depreciation expense in the first nine months of 2017 was comparable to the same period in the prior year. Other operating expense decreased $4.2 million in the first nine months of 2017, due to a loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

Net gain on asset dispositions decreased $73.8 million in the first nine months of 2017. Net gains of approximately $1.8 million and $2.4 million were recorded in the first nine months of 2017 and 2016 associated with the planned exit of marine investments. In addition, income of $49.1 million was recorded in the first nine months of 2016 from the settlement of a residual sharing agreement. Excluding these items, net gain on asset dispositions decreased $24.1 million, primarily due to lower residual sharing fees from the managed portfolio in in the first nine months of 2017.

Other income in the first nine months of 2017 reflects conditional proceeds that we received in the first quarter related to the sale of certain aircraft assets completed in a prior year.

Share of affiliates' pre-tax income increased $6.9 million in the first nine months of 2017, primarily due to higher income from the RRPF affiliates due to the absence of asset impairments that were recorded in the first nine months of 2016 and higher operating results, partially offset by lower net asset disposition gains in the current year. The higher operating results were driven by the positive impact of newer engines added to the portfolio in 2016 and 2017.

Investment Volume

During the first nine months of 2017, investment volume of $36.6 million was to fund the purchase of additional aircraft spare engines in the RRPF affiliates.

Comparison of the Third Quarter of 2017 to the Third Quarter of 2016

Segment Profit

Segment profit was $12.8 million for the third quarter of 2017, compared to $64.1 million for the same period in the prior year. Segment profit in the third quarter of 2016 included net gains of approximately $0.7 million associated with the planned exit of marine investments and $49.1 million of income from the settlement of a residual sharing agreement. Excluding these items, results for the Portfolio Management segment were $1.5 million lower for the third quarter of 2017, primarily due to lower aggregate marine operating results, partially offset by higher earnings from affiliates.

Revenues

Lease revenue in the third quarter of 2017 was comparable to the same period in the prior year. Marine operating revenue decreased $6.5 million in the third quarter of 2017, largely due to lower revenue from the Norgas Vessels resulting from substantially lower rates, as well as the absence of revenue from the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017.

Expenses

Marine operating expense decreased $3.5 million in the third quarter of 2017, primarily due to the absence of the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017, partially offset by higher expenses for the Norgas Vessels. Depreciation expense and Other operating expense in the third quarter of 2017 was comparable to the same period in the prior year.

Other Income (Expense)

Net gain on asset dispositions decreased $48.8 million in the third quarter of 2017. Income of $49.1 million was recorded in the third quarter of 2016 from the settlement of a residual sharing agreement. Net losses of approximately $0.3 million were also recorded in the third quarter of 2016 associated with the planned exit of marine investments. Excluding these items, net gain on asset dispositions is comparable to the third quarter of 2016

Share of affiliates' pre-tax income increased $0.8 million in the third quarter of 2017, primarily due to higher income from the RRPF affiliates as a result of higher operating results, partially offset by lower net asset disposition gains in the current year. The higher operating results were driven by the positive impact of newer engines added to the portfolio in 2016 and 2017.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Selling, general and administrative expense	$42.8	$48.1	$128.8	$127.8
Unallocated interest (income) expense, net	(2.4)	(1.4)	(5.9)	(2.9)
Other expense (income), including eliminations	1.5	(0.3)	1.2	0.7

SG&A, Unallocated Interest and Other

During the quarter, GATX early terminated the office lease at its corporate headquarters. As a result, accelerated depreciation on leasehold improvements and certain associated costs were recorded in SG&A and Other expense (income), respectively.

SG&A increased $1.0 million in the first nine months of 2017, due to a combination of higher compensation and employee benefits costs, accelerated depreciation expense for leasehold improvements, and higher information technology expense, substantially offset by the impact of a settlement accounting adjustment recorded in the prior year attributable to the early retirement program offered to eligible employees. SG&A decreased $5.3 million in the third quarter of 2017, driven by the impact of the settlement accounting adjustment noted above, partially offset by accelerated depreciation for leasehold improvements and higher information technology expense.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations, was $0.5 million higher in the first nine months of 2017, attributable to the early lease termination costs, partially offset by costs incurred in the prior year related to the prepayment of debt. Other expense (income), including eliminations, was $1.8 million higher in the third quarter of 2017, largely a result of the early lease termination costs.

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

The timing of asset dispositions and changes in working capital impacts cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2017, we had an unrestricted cash balance of $199.2 million.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2017	2016
Principal sources of cash
Net cash provided by operating activities	$317.5	$435.5
Portfolio proceeds	131.0	170.6
Other asset sales	24.3	18.6
Proceeds from sale-leasebacks	90.6	82.5
Proceeds from issuance of debt, commercial paper, and credit facilities	308.6	801.8
	$872.0	$1,509.0
Principal uses of cash
Portfolio investments and capital additions	$(459.0)	$(442.6)
Repayments of debt, commercial paper, and credit facilities	(301.5)	(801.2)
Purchases of previously leased-in assets	(93.2)	(116.5)
Payments on capital lease obligations	(2.1)	(3.4)
Stock repurchases	(75.0)	(95.1)
Dividends	(51.8)	(51.2)
	$(982.6)	$(1,510.0)

Net cash provided by operating activities of $317.5 million decreased $118.0 million compared to 2016. The decrease was driven by lower fee income, which included $9.8 million of residual sharing income in 2017 compared to $83.2 million in 2016, lower contributions from our marine operations at Portfolio Management, and lower lease revenue. In addition, the net impact of changes in the balances of certain working capital items negatively impacted cash provided from operating activities.

Portfolio proceeds primarily consist of loan and finance lease receipts, proceeds from sales of operating assets, proceeds from sales of securities, and capital distributions from affiliates. Portfolio proceeds included net proceeds of $28.2 million in 2017 and $48.4 million in 2016 from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment.

Rail North America completed sale-leaseback financings for 699 railcars in the first nine months of 2017 and 574 railcars in the first nine months of 2016.

Proceeds from the issuance of debt for the first nine months of 2017 were $308.6 million (net of hedges and debt issuance costs), primarily attributable to a $300 million, 10-year unsecured financing that was completed. In the first nine months of 2016, proceeds, net of hedges and debt issuance costs, of $801.8 million included a $350 million 10-year unsecured offering, a $200 million 5-year unsecured financing, and a $150 million 50-year unsecured offering, as well as $125 million drawn and subsequently repaid on a secured railcar funding facility. Debt repayments of $301.5 million for the first nine months of 2017 were $499.7 million lower than prior year. Each year consisted of scheduled maturity payments. Debt repayments in 2016 also included early retirements. Additionally, we extended the maturities of certain of our credit facilities and loans in the second quarter of 2017.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $459.0 million increased $16.4 million compared to 2016, primarily due to investments at the RRPF affiliates at Portfolio Management, partially offset by lower investments at Rail North America resulting from the mix and related cost of railcars purchased as part of our long-term supply agreement.

Purchases of leased-in assets of $93.2 million decreased $23.3 million compared to 2016. A decrease of $47.3 million at Rail North America due to fewer railcars purchased was partially offset by a $24.0 million increase at ASC for the purchase of a vessel that was previously on lease.

In the first quarter of 2016, our board of directors authorized a $300 million share repurchase program. During the nine months ended September 30, 2017, we acquired 1.2 million shares of common stock for $75.0 million, compared to 2.2 million shares for $95.0 million during the same period in 2016. As of September 30, 2017, $105.0 million remained available under the repurchase authorization.
Contractual and Other Commercial Commitments
The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2017 (in millions):

	Payments Due by Period
	Total	2017 (1)	2018	2019	2020	2021	Thereafter
Recourse debt	$4,300.3	$1.5	$523.8	$550.0	$350.0	$365.0	$2,510.0
Interest on recourse debt (2)	1,711.4	18.6	151.2	134.2	119.7	107.3	1,180.4
Commercial paper and credit facilities	15.7	15.7	—	—	—	—	—
Capital lease obligations, including interest	13.6	0.4	1.6	11.6	—	—	—
Recourse operating leases	646.8	10.3	88.8	80.8	76.3	65.3	325.3
Purchase commitments (3)	898.5	157.7	398.0	323.0	19.8	—	—
	$7,586.3	$204.2	$1,163.4	$1,099.6	$565.8	$537.6	$4,015.7
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2017.

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

Short-Term Borrowings
The following table provides additional information regarding our short-term borrowings for the nine months ended September 30, 2017:

Europe (1)
Balance as of September 30 (in millions)	$15.7
Weighted average interest rate	0.6%
Euro/Dollar exchange rate	1.18

Average daily amount outstanding year to date (in millions)	$8.2
Weighted average interest rate	0.7%
Average Euro/Dollar exchange rate	$1.11

Average daily amount outstanding during 3rd quarter (in millions)	$13.8
Weighted average interest rate	0.6%
Average Euro/Dollar exchange rate	1.18

Maximum daily amount outstanding year to date (in millions)	$23.2
Euro/Dollar exchange rate	1.18
_________
(1) Short-term borrowings in Europe are composed of borrowings under bank credit facilities.
Credit Lines and Facilities
We have a $600 million, 5-year unsecured revolving credit facility in the US that matures in May 2022. As of September 30, 2017, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar funding facility in the US with a 3-year revolving period that matures in May 2022. As of September 30, 2017, the full $250 million was available under this facility.
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
We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2017, we were in compliance with all covenants and conditions of all of our credit agreements.
Credit Ratings
The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and ratings outlook, as determined by rating agencies. As of September 30, 2017, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investors Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investors Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Total assets (GAAP)	$7,089.3	$7,105.4	$7,096.9	$7,272.1	$7,261.9
Off-balance sheet assets:
Rail North America	478.9	456.5	423.9	488.1	471.3
ASC	4.2	2.6	0.7	0.5	0.2
Total off-balance sheet assets	$483.1	$459.1	$424.6	$488.6	$471.5

Total assets, as adjusted (non-GAAP)	$7,572.4	$7,564.5	$7,521.5	$7,760.7	$7,733.4

Shareholders’ Equity	$1,371.5	$1,347.2	$1,385.2	$1,443.0	$1,470.2

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2016	December 31 2016	March 31 2017	June 30 2017	September 30 2017
Debt, net of unrestricted cash:
Unrestricted cash	$(211.5)	$(307.5)	$(155.2)	$(284.3)	$(199.2)
Commercial paper and bank credit facilities	5.1	3.8	3.0	15.7	15.7
Recourse debt	4,204.4	4,253.2	4,250.9	4,261.2	4,266.7
Capital lease obligations	15.1	14.9	13.5	13.1	12.8
Total debt, net of unrestricted cash (GAAP)	4,013.1	3,964.4	4,112.2	4,005.7	4,096.0
Off-balance sheet recourse debt	483.1	459.1	424.6	488.6	471.5
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,496.2	$4,423.5	$4,536.8	$4,494.3	$4,567.5

Total recourse debt (1)	$4,496.2	$4,423.5	$4,536.8	$4,494.3	$4,567.5
Shareholders' Equity	$1,371.5	$1,347.2	$1,385.2	$1,443.0	$1,470.2
Recourse Leverage (2)	3.3	3.3	3.3	3.1	3.1
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Calculated as total recourse debt / shareholder's equity.
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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income (GAAP)	$49.0	$95.7	$159.9	$226.2

Adjustments attributable to consolidated pre-tax income:
Net loss (gain) on wholly owned Portfolio Management marine investments (1)	—	0.3	(1.8)	(2.4)
Residual sharing settlement at Portfolio Management (3)	—	(49.1)	—	(49.1)
Total adjustments attributable to consolidated pre-tax income	$—	$(48.8)	$(1.8)	$(51.5)
Income taxes thereon, based on applicable effective tax rate	$—	$18.7	$0.7	$19.7

Adjustments attributable to affiliates' earnings, net of taxes:
Net gain on Portfolio Management marine affiliate (1)	—	(0.6)	—	(0.6)
Income tax rate change (6)	—	(3.9)	—	(3.9)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(4.5)	$—	$(4.5)

Net income, excluding tax adjustments and other items (non-GAAP)	$49.0	$61.1	$158.8	$189.9

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Diluted earnings per share (GAAP)	$1.25	$2.36	$4.04	$5.49
Adjustments attributable to consolidated income, net of taxes:
Net gain on wholly owned Portfolio Management marine investments (1)	—	—	(0.03)	(0.04)
Residual sharing settlement at Portfolio Management (3)	—	(0.75)	—	(0.74)
Adjustments attributable to affiliates' earnings, net of taxes:
Net gain on Portfolio Management marine affiliate	—	(0.02)	—	(0.01)
Income tax rate change	—	(0.10)	—	(0.10)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$1.25	$1.50	$4.01	$4.61
_______
(*) Sum of individual components may not be additive due to rounding.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing twelve months ended September 30 (in millions):

	2017	2016
Net income (GAAP)	$190.8	$284.4
Adjustments attributable to consolidated pre-tax income:
Net loss (gain) on wholly owned Portfolio Management marine investments (1)	3.1	(16.7)
Railcar impairment at Rail North America (2)	29.8	—
Residual sharing settlement at Portfolio Management (3)	—	(49.1)
Early retirement program (4)	—	9.0
Total adjustments attributable to consolidated pre-tax income	$32.9	$(56.8)
Income taxes thereon, based on applicable effective tax rate	$(11.8)	$21.6

Other income tax adjustments attributable to consolidated income:
Foreign tax credit utilization (5)	(7.1)	—
Income tax rate changes (6)	—	14.1
Total other income tax adjustments attributable to consolidated income	$(7.1)	$14.1

Adjustments attributable to affiliates' earnings, net of taxes:
Net gain on Portfolio Management marine affiliate (1)	—	(0.6)
Income tax rate changes (7)	—	(11.6)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(12.2)
Net income, excluding tax adjustments and other items (non-GAAP)	$204.8	$251.1
Return on Equity (GAAP)	13.4%	21.5%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	14.4%	19.0%
_______

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded losses and gains associated with the impairments and sales of certain investments.

(2)	Impairment losses in the fourth quarter of 2016 related specifically to certain railcars in flammable service that we believe were permanently and negatively impacted by regulatory changes.

(3)	Income in the third quarter of 2016 as a result of the settlement of a residual sharing agreement.

(4)	Expenses in the fourth quarter of 2015 associated with an early retirement program offered to certain eligible employees.

(5)	Tax benefits in the fourth quarter of 2016 attributable to the utilization of foreign tax credit carryforwards.

(6)	Deferred income tax adjustments in the fourth quarter of 2015 attributable to an increase of our effective state income tax rate.

(7)	Deferred income tax adjustments in the third quarter of 2016 and the fourth quarter of 2015 due to enacted statutory rate decreases in the United Kingdom.

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
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) On January 29, 2016, our board of directors authorized a $300 million share repurchase program. As of September 30, 2017, $105.0 million remained available under the repurchase authorization.
The following is a summary of common stock repurchases completed by month during the third quarter of 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2017 - August 31, 2017	155,596	$61.76	155,596	$120.4
September 1, 2017 - September 30, 2017	259,146	$59.39	259,146	$105.0
Total	414,742	$60.28	414,742

Item 6.  Exhibits

Exhibit Number	Exhibit Description

Filed with this Report:

31A.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).

31B.	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).

32.	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).

101.
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2017 and 2016, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: October 27, 2017