Form 10-K
period 2017-12-31
GATX CORP
filed 2018-02-21
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2328
______________________
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
222 West Adams Street
Chicago, IL 60606-5314
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.5 billion as of June 30, 2017.

As of January 31, 2018, 38.0 million common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 19, 2018	PART III

GATX CORPORATION
2017 FORM 10-K

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would”, and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

The following factors, in addition to those discussed under “Risk Factors” and elsewhere in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), could cause actual results to differ materially from our current expectations expressed in forward-looking statements:

•
exposure to damages, fines, criminal and civil penalties, and reputational harm arising from a negative outcome in litigation, including claims arising from an accident involving our railcars
•
inability to maintain our assets on lease at satisfactory rates due to oversupply of railcars in the market or other changes in supply and demand
•
a significant decline in customer demand for our railcars or other assets or services, including as a result of:
◦
weak macroeconomic conditions
◦
weak market conditions in our customers' businesses
◦
declines in harvest or production volumes
◦
adverse changes in the price of, or demand for, commodities
◦
changes in railroad operations or efficiency
◦
changes in supply chains
◦
availability of pipelines, trucks, and other alternative modes of transportation
◦
other operational or commercial needs or decisions of our customers
•
higher costs associated with increased railcar assignments following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•
financial and operational risks associated with long-term railcar purchase commitments
•
reduced opportunities to generate asset remarketing income

•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates")
•
the impact of changes to the Internal Revenue Code as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), and uncertainty as to how this legislation will be interpreted and applied.
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

PART I

Item 1. Business

GENERAL

GATX Corporation ("GATX", "we," "us," "our," and similar terms), a New York corporation founded in 1898, is the leading global railcar lessor, owning fleets in North America, Europe, and Asia. In addition, we operate the largest fleet of U.S.-flagged vessels on the Great Lakes and, jointly with Rolls-Royce plc, we own one of the largest aircraft spare engine lease portfolios in the world. We report our financial results through four primary business segments: Rail North America, Rail International, American Steamship Company (“ASC”), and Portfolio Management.

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

At December 31, 2017, we had total assets of $7.9 billion, comprised largely of railcars. This amount includes $0.4 billion of off-balance sheet assets, primarily railcars that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 145,000 railcars is one of the largest railcar lease fleets in the world. With more than a century of rail industry experience, we offer customers leasing, maintenance, asset, financial, and management expertise. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and freight cars in India and Russia. We also have an ownership interest in an affiliate investment that owns approximately 2,100 railcars, and we actively manage more than 300 railcars for other third-party owners. The following table sets forth our worldwide rail fleet data as of December 31, 2017:

	Tank Railcars	Freight Railcars	Total Fleet	Affiliate Railcars	Managed Railcars	Total Railcars	Locomotives
Rail North America	60,459	59,669	120,128	2,141	341	122,610	665
Rail International	22,443	1,945	24,388	—	7	24,395	—
Total	82,902	61,614	144,516	2,141	348	147,005	665

Our rail customers primarily operate in the petroleum, chemical, food/agriculture and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship more than 650 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

	General-Service Tank Cars	High-Pressure Tank Cars	Specialty and Acid Tank Cars	Specialty/Pneumatic Covered Hoppers	Gravity Covered Hoppers	Open-Top Cars	Boxcars
Principal Industries Served	Petroleum	Petroleum	Chemical	Plastics	Agriculture	Energy	Food
	Agriculture	Chemical	Petroleum	Food	Energy	Steel	Consumer Goods
	Construction			Industrial	Industrial	Construction	Forest Products
	Food				Construction	Forest Products	Packaging
	Chemical						Construction

Principal Commodities	Refined Petroleum Products	Natural Gas Liquids	Sulfuric Acid	Plastics	Fertilizer	Coal	Packaged Food and Beverages
	Fertilizer	Propylene	Molten Sulfur	Flour	Grain	Metals and Related	Paper and Packaging
	Biofuels	Vinyl Chloride Monomer	Hydrochloric Acid	Sugar	Sand	Aggregates	Lumber and Building Products
	Edible Oils and Syrups	Miscellaneous Chemicals	Caustic Soda	Starch	Cement	Coke	Mixed Freight
	Chemicals		Phosphoric Acid	Carbon Black	Soda Ash	Waste

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated useful economic lives of 27 to 45 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 870 customers. In 2017, no single customer accounted for more than 6% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 23% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar types and market conditions. The average remaining lease term of the North American fleet was approximately four years as of December 31, 2017. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, the CIT Group, Trinity Industries Leasing Company, SMBC Rail Services, LLC, the Andersons Rail Group, and American Railcar Industries, Inc. Rail North America competes primarily on the basis of lease rate, maintenance capabilities, customer relationships, engineering expertise, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Industries, American Railcar Industries, Inc., National Steel Car Ltd., and Freightcar America. We also acquire railcars in the secondary market. In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2017, 5,249 railcars have been ordered, of which 3,032 railcars have been delivered. Pursuant to the terms of the agreement, the parties conducted a review of the contract pricing in January 2017 as a result of changes in market rates. Based on this review, the parties agreed to reduce contract pricing for eligible future orders beginning January 1, 2018.

Rail North America also owns a fleet of locomotives, consisting of 627 four-axle and 38 six-axle locomotives as of December 31, 2017. Locomotive customers are primarily regional and short-line railroads, industrial users, and Class I railroads. Lease terms vary from month-to-month to 10 years. As of December 31, 2017, the average remaining lease term of the locomotive fleet was approximately two years. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include lease rates, customer service, maintenance, and availability.

Rail North America also remarkets rail assets, including assets managed for third parties and an affiliate. Remarketing activities related to GATX's owned fleet generate gains which may contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing safe, timely, efficient, and high quality railcar maintenance services for customers. Services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. At December 31, 2017, Rail North America’s maintenance network consisted of:

•	Six major maintenance facilities that can complete all types of maintenance services.

•	Four maintenance facilities that primarily focus on routine cleaning, repair, and regulatory compliance services.

•	Five customer-dedicated sites operating solely within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•
Fifteen locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services, thus avoiding the need to send a railcar to a major maintenance facility.

The maintenance network is supplemented by a number of preferred third-party maintenance providers. In certain cases, we have entered into fixed-capacity contracts with these third parties under which Rail North America has secured access to maintenance capacity. In 2017, wholly owned and third-party maintenance facilities performed approximately 59,000 service events, including multiple independent service events for the same car. In 2017, third-party maintenance network expenses accounted for approximately 32% of Rail North America’s total maintenance network expenses (excluding repairs performed by railroads). Approximately 73% of the maintenance hours incurred for our tank cars and specialty freight cars during 2017 were performed internally at our own maintenance facilities.

Our maintenance activities are substantially dedicated to servicing our wholly owned railcar fleet pursuant to the provisions of our lease contracts. Additionally, our customers periodically utilize our services that are not included in the full-service lease agreement, such as repairs of railcar damage or other customer-specific requirements. We also provide maintenance services to one of our affiliates, as noted below. Revenue earned from these types of maintenance services is recorded in other revenue.

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America provides lease, maintenance and asset remarketing services to Adler, for which it receives a base service fee and a performance-based asset remarketing fee. As of December 31, 2017, Adler owned approximately 2,140 railcars in North America consisting of freight cars with an average age of approximately fourteen years.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements. These railcars have estimated useful lives of 30 to 40 years and an average age of approximately 18 years. GRE has a diverse customer base with approximately 230 customers. In 2017, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 60% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2017, the average remaining lease term of the European fleet was approximately two years. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Nacco, Wascosa AG, and On Rail.

GRE acquires new railcars primarily from Astra Rail Industries S.A. and Wagony Swidnica sp. z.o.o, both of which are a part of Greenbrier Europe, as well as Tatravagónka a.s., and Feldbinder Spezialfahrzeugwerke GmbH. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2017, GRE had commitments to acquire approximately 300 newly manufactured railcars to be delivered in 2018, primarily from Tatravagónka a.s.

Rail India began operations in 2012 as the first company registered to lease railcars under the Indian Railways Wagon Leasing Scheme. As of December 31, 2017, Rail India owned 1,052 railcars with estimated useful lives of 20-25 years. Rail India's lease terms, all of which are net leases, generally range from one to ten years and as of December 31, 2017, the average remaining lease term of the Indian fleet was approximately four years. As of December 31, 2017, Rail India had already entered into contracts to acquire approximately 350 additional railcars to be delivered in 2018.

As of December 31, 2017, Rail Russia owned 170 railcars and had commitments to acquire approximately 165 railcars to be delivered in 2018.

Maintenance

GRE operates maintenance facilities in Hannover, Germany and Ostróda, Poland that perform significant repairs, regulatory compliance and modernization work for owned railcars. These service centers are supplemented by a number of third-party repair facilities, which in 2017 accounted for approximately 37% of GRE's fleet repair costs.

Similar to our Rail North America segment, Rail International's customers periodically require maintenance services that are not included in the full-service lease agreement. For GRE, these services are generally related to the repair of railcar damage caused by customers and railways. Revenue earned from these maintenance activities is recorded in other revenue.

In India, all railcar maintenance is performed by Indian Railways or third-parties authorized by Indian Railways, in accordance with regulatory requirements.

In Russia, all railcar maintenance is performed by third-party repair facilities either owned or authorized by Russian Railways, in accordance with regulatory requirements.

ASC

ASC operates the largest fleet of U.S.-flagged vessels on the Great Lakes and strives to attain the highest levels of safety, delivery efficiency, and environmental stewardship. ASC provides waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone, which serve end markets that include steel making, domestic automobile manufacturing, electricity generation, and non-residential construction. Customer service, primarily in the form of scheduling flexibility, vessel availability, reliability, and operating safety, is key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, vessels may commence operations in March and continue to operate into January of the following year.

At December 31, 2017, ASC’s fleet consisted of 12 vessels with a net book value of $251.2 million. All vessels are compliant with applicable regulatory guidelines. The vessels are diesel powered, with an average age of 40 years and estimated useful lives of 65 years. In December 2017, ASC sold three vessels and also returned a vessel that was previously leased. In addition, in March 2017, ASC returned the articulated tug-barge that was leased. See the ASC section in Part II, Item 7 of this Form 10-K for further details. For 2018, eleven of ASC’s vessels are generally available for both service contracts and spot business; the remaining vessel is dedicated to a time charter agreement that is scheduled to expire following the 2018 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.

All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without shore-side assistance. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2017, ASC served 21 customers, with the top five customers accounting for 84% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2017:

Great Lakes Vessels	Length (feet)	Capacity (gross tons)
M/V American Spirit	1004'	62,400
M/V Burns Harbor	1000'	80,900
M/V Indiana Harbor	1000'	80,900
M/V Walter J. McCarthy, Jr	1000'	80,900
M/V American Century	1000'	78,850
M/V American Integrity	1000'	78,850
M/V St. Clair	770'	44,800
M/V American Mariner	730'	37,300
M/V H. Lee White	704'	35,400
M/V John J. Boland	680'	34,000
M/V Sam Laud	634'-10"	24,300
M/V American Courage	634'-10"	23,800

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume commitments that may also be supplemented with additional spot volume opportunities. In 2017, ASC operated 12 vessels and carried 27.8 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements.

ASC’s primary competitors on the Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Grand River Navigation, Central Marine Logistics, and VanEnkevort Tug and Barge. ASC principally competes on the basis of service capabilities, customer relationships, and price.

The United States shipping industry is subject to the Jones Act, which requires all commercial vessels transporting goods between U.S. ports to be built, owned, operated and manned by U.S. citizens, and registered under the U.S. flag.

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas-carrying vessels (the "Norgas Vessels"). In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of these ancillary investments within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. These investments have all been sold as of December 31, 2017. See the Portfolio Management section in Part II, Item 7 of this Form 10-K for further details.

Investment Portfolio

Other
3%
Marine Equipment
23%
Aircraft Spare
Engine Leasing
Affiliates
74%

Aggregate Net Book Value of $582.8 million as of 12/31/2017

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Investment in RRPF Affiliates	Owned Assets	Managed Assets
2017	$434.2	$148.6	$41.6
2016	375.3	218.2	51.8
2015	335.1	301.4	114.5

Affiliates

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a group of sixteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2017, the RRPF affiliates, in aggregate, owned 432 engines, of which 229 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2017, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

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

Owned and Managed Assets

Historically, Portfolio Management's wholly owned portfolio consisted of marine assets operating in pooling arrangements, assets subject to operating and finance leases, and secured loans. As of December 31, 2017, Portfolio Management's remaining owned assets consisted primarily of the Norgas Vessels operating under a pooling arrangement. The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets. As of December 31, 2017, Portfolio Management's managed activities consisted primarily of managing leases for three power plants.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2017, we employed 2,267 persons, of whom approximately 45% were union workers covered by collective bargaining agreements.

See "Note 13. Concentrations" in Part II, Item 8 of this Form 10-K for additional information about our employees and concentration of labor force.

ENVIRONMENTAL MATTERS

Our operations, facilities and properties are subject to extensive federal, state, local, and foreign environmental laws and regulations. These laws cover discharges to waters; air emissions; toxic substances; the generation, handling, storage, transportation, and disposal of waste and hazardous materials; and the investigation and remediation of contamination. These laws have the effect of increasing the cost and liability associated with leasing and operating assets, and violations can result in significant fines, penalties, or other liabilities. Environmental risks and compliance with applicable environmental laws and regulations are inherent in rail and marine operations, which frequently involve transporting chemicals and other hazardous materials.

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the U.S. and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2017, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	58
Robert C. Lyons	Executive Vice President and Chief Financial Officer	2012	54
James F. Earl (1)	Executive Vice President and President, Rail International	2012	61
Thomas A. Ellman	Executive Vice President and President, Rail North America	2013	49
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	63
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	50
Michael T. Brooks	Senior Vice President and Chief Operations Officer, Rail North America	2016	48
James M. Conniff	Senior Vice President, Human Resources	2014	60
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	58
N. Gokce Tezel (2)	Senior Vice President and President, Rail International	2018	43
Paul F. Titterton	Senior Vice President and Chief Commercial Officer, Rail North America	2015	42
Eric D. Harkness	Vice President, Treasurer and Chief Risk Officer	2012	45
Jeffery R. Young	Vice President and Chief Tax Officer	2015	55
_________
(1) Mr. Earl will retire on March 1, 2018.
(2) Mr. Tezel's role as Senior Vice President and President, Rail International will become effective March 1, 2018, contemporaneously with Mr. Earl's retirement.

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

•
Mr. Tezel was elected Senior Vice President and President, Rail International effective March 1, 2018. Previously, Mr. Tezel served as Vice President and Senior Vice President - Business Development, Rail International from March 2015 to February 2018, Vice President and Group Executive, Emerging Markets from July 2012 to February 2015, Vice President - International Business Development from 2008 to July 2012, Vice President - Strategic Growth from 2007 to 2008, Director, Marketing and Product Development from 2005 to 2007, Director, Corporate Finance from 2003 to 2005, and Associate Director, Corporate Finance from 2000 to 2003.

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

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Corporate Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

Investors should consider the risk factors described below as well as other information contained in this filing or our other filings with the U.S. Securities and Exchange Commission before investing in our securities. If any of the events described in the risk factors below occur, our business, financial condition and results of operations could be materially adversely affected.

We have been, and may continue to be, involved in various types of litigation, including claims for personal injury, property damage, environmental damage, and other claims arising from an accident involving our railcars or other assets.

The nature of our business and assets potentially exposes us to significant personal injury and property damage claims and litigation, environmental claims, or other types of lawsuits inside and outside the U.S. Customers use certain types of railcars to transport flammable liquids and other hazardous materials, and an accident involving our railcars could lead to litigation and subject us to significant liability, particularly where the accident involves serious personal injuries or the loss of life. If we do not maintain railcars in compliance with governmental regulations and industry rules, we could be subject to fines, penalties, and claims for personal injury, property damage, and environmental damage. In some jurisdictions, an accident can give rise to both civil and criminal liabilities for us and, in some cases, our employees. In the event of an unfavorable outcome, we could be subject to substantial penalties or monetary damages, including criminal penalties and fines, and our employees who are named as criminal defendants in any such litigation may be subject to incarceration and fines. A substantial adverse judgment against us could have a material effect on our financial position, results of operations, cash flows, and reputation.

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

We depend on continued demand from our customers to lease our railcars and utilize our other assets and services. A significant decline in customer demand could negatively impact our business and financial performance.

Customer demand for our railcars and other assets and services can be adversely affected by various economic and other factors, including:
•Weak macroeconomic conditions
•Weak market conditions in our customers’ businesses
•Declines in harvest or production volumes
•Adverse changes in the price of, or demand for, commodities
•Changes in railroad operations and efficiency
•Changes in supply chains

•Availability of pipelines, trucks, and other alternative modes of transportation
•Other operational or commercial needs or decisions of our customers.

Demand for our railcars and other assets is dependent on the strength and growth of our customers' businesses. Some of our customers operate in cyclical markets, such as the steel, energy, chemical, and construction industries, which are susceptible to macroeconomic downturns and may experience significant changes in demand over time. Weakness in certain sectors of the economy in the United States and other parts of the world may make it more difficult for us to lease certain types of railcars that are either returned at the end of a lease term or returned as a result of a customer bankruptcy or default.

Adverse changes in commodity prices or reduced demand for commodities could reduce customer demand for various types of railcars in our fleet. A significant decrease in the price of a commodity may cause producers of that commodity to reduce their production levels. A significant increase in the price of a commodity could cause our customers to switch to less expensive alternatives that are not delivered by rail. In either case, these changes in customer behavior can reduce demand for the portions of our fleet that are used to transport the commodity. In addition, demand for railcars used to transport ethanol and other renewable fuels may be affected by government subsidies and mandates, which may be enacted, changed, or eliminated from time to time.

Railroad infrastructure investments that improve efficiency or declines in rail traffic due to decreased demand could increase the average speed at which railroads can operate their trains, which may reduce the number of railcars needed for railroads to haul the same amount of cargo. Adverse weather conditions, railroad mergers, and increases in rail traffic could result in slower transit times making rail transportation less attractive to shippers versus other modes of transport. Reductions in service by railroads to conform to new financial goals or operating practices could reduce the attractiveness of rail to shippers relative to other modes of transportation. In each case, these changes could reduce demand for our railcars and negatively impact revenue and our results of operations.

The availability and relative cost of alternative modes of transportation and changes in customer transportation preferences also could reduce demand for our railcars. For example, technological innovations in the trucking industry and patterns in U.S. economic growth that favor truck over rail could result in a modal shift away from rail and reduce customer demand for our rail assets. Demand for our marine assets and shipping services is also influenced by many of the factors discussed above. A significant decline in customer demand for our assets and services could adversely affect our financial performance.

In many cases, demand for our assets also depends on our customers’ desire to lease, rather than buy, the assets. Tax and accounting considerations, interest rates, and operational flexibility, among other factors, may influence a customer’s decision to lease or buy assets. We have no control over these external considerations, and changes in these factors, including recent changes to lease accounting rules and the Tax Act, could negatively impact demand for our assets held for lease.

A significant decrease in lease renewals by our customers or a significant increase in the number of tank cars requiring compliance-based maintenance could negatively impact operations and substantially increase our costs.

Decreases in customer demand for our railcars could increase the number of leases that are not renewed upon expiration, resulting in the return of railcars. Railcars that are returned by our customers often must undergo maintenance and service work before being leased to new customers. A significant increase in the number of railcars requiring maintenance may negatively affect our operations and substantially increase maintenance and other related costs. In addition, low demand for certain types of railcars in our fleet may make those railcars more difficult to lease to new customers if they are returned at the end of their existing leases or following a customer default, which could negatively affect our results of operations.

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

GATX and Rolls-Royce plc (“Rolls Royce”) each own 50% of sixteen domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. The RRPF affiliates contribute significantly to our financial results. If the financial or operating performance of the RRPF affiliates deteriorates, our results of operations and cash flows could be negatively affected.

Recent changes to U.S. federal tax law as a result of the Tax Act may adversely affect our financial condition, results of operations and cash flows.

The Tax Act has significantly changed the way that U.S. corporations are taxed at the federal level, including by:
•Reducing the U.S. corporate income tax rate
•Limiting interest deductions
•Permitting immediate expensing of certain capital expenditures

•	Adopting elements of a territorial tax system, imposing a one-time transition tax on all undistributed earnings and profits of certain U.S.-owned foreign corporations
•Revising the rules governing net operating losses and the rules governing foreign tax credits
•Repealing the deduction of certain performance-based compensation paid to an expanded group of executive officers
•Introducing new anti-base erosion provisions.

Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation was unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of Treasury and the Internal Revenue Service, any of which could reduce or increase certain impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxes, which often use federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis.

Fluctuations in foreign exchange rates and interest rates could negatively impact our results of operations.

Upon consolidation, we translate the financial results of certain subsidiaries from their local currency to the U.S. dollar, which exposes us to foreign exchange rate fluctuations. As exchange rates vary, the translated operating results of foreign subsidiaries may differ materially from period to period. We also have gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can affect the demand and price for services we provide both domestically and internationally, and could negatively impact our results of operations. We also face risks associated with fluctuations in interest rates. We may seek to limit our exposure to foreign exchange rate and interest rate risk with currency or interest rate derivatives, which may or may not be effective. A material and unexpected change in interest rates or foreign exchange rates could negatively affect our financial performance.

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

We review long-lived assets and joint venture investments for impairment annually, or when circumstances indicate the carrying value of an asset or investment may not be recoverable. Among other circumstances, the following may change our estimates of the cash flows we expect our long-lived assets or joint venture investments will generate, which could require us to recognize asset impairment charges:

•	A weak economic environment or challenging market conditions

•	New laws, rules or regulations affecting our assets, or changes to existing laws, rules or regulations

•	Events related to particular customers or asset types

•	Asset or portfolio sale decisions by management.

Deterioration of conditions in the global capital markets or negative changes in our credit ratings may limit our ability to secure financing and may increase our borrowing costs.

We rely largely on banks and the capital markets to fund our operations and contractual commitments, including the issuance of long-term debt instruments and commercial paper. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. If we are unable to secure financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Competition could result in decreased profitability.

We operate in a highly competitive business environment. In certain cases, our competitors are larger than we are and have greater financial resources, higher credit ratings, and a lower cost of capital. These factors may enable our competitors to offer leases to customers at lower rates than we can provide, thus negatively impacting our profitability, asset utilization, and investment volume.

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

Our foreign operations and international expansion strategy are subject to the following risks associated with international operations:

•	Noncompliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act

•	Noncompliance with a variety of foreign laws and regulations

•	Failure to properly implement changes in tax laws and the interpretation of those laws

•	Failure to develop and maintain data management practices that comply with laws related to cybersecurity, privacy, data localization, and data protection

•	Fluctuations in currency values

•	Sudden changes in foreign currency exchange controls

•	Discriminatory or conflicting fiscal policies

•	Difficulties enforcing contractual rights or foreclosing to obtain the return of our assets in certain jurisdictions

•	Uncollectible accounts and longer collection cycles that may be more prevalent in foreign countries

•	Ineffective or delayed implementation of appropriate controls, policies, and processes across our diverse operations and employee base

•	Imposition of sanctions against countries where we operate or specific companies or individuals with whom we do business

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

Our rail and marine operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In North America, our railcar fleet and operations are subject to safety, operations, maintenance, and mechanical standards, rules, and regulations enforced by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation, Transport Canada, and the Association of American Railroads. State and provincial agencies regulate some health and safety matters related to rail operations not otherwise preempted by federal law. Our business and our railcar fleet may be adversely impacted by new rules or regulations, or changes to existing rules or regulations, which could require additional maintenance or substantial modification or refurbishment of our railcars, or could make certain types of railcars inoperable or obsolete or require them to be phased out prior to the end of their useful lives. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Similarly, our marine assets and operations are subject to rules and regulations relating to safety, U.S. citizen ownership requirements, emissions, ballast discharges, and other environmental and operational matters enforced by various federal and state agencies, including the Maritime Administration of the U.S. Department of Transportation, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. If we fail to comply with these rules and regulations, we could be prohibited from operating or leasing marine assets in the U.S. market, and under certain circumstances, could incur severe fines and penalties, including potential limitations on operations or forfeitures of assets.

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

We manage our exposure to risk, in part, by purchasing insurance. There is no guarantee that cost-effective insurance will consistently be available. If insurance coverage becomes prohibitively expensive, we could be forced to reduce our coverage amount and increase the amount of self-insured risk we retain, thereby increasing our exposure to uninsured adverse judgments and other losses and liabilities that could have a material effect on our financial position, results of operations, and cash flows.

We are subject to extensive environmental regulations and the costs of remediation may be material.

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines, and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased railcar may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. We routinely assess environmental liabilities, including our potential obligations and commitments for remediation of contaminated sites and the possible amount of recoveries from other responsible parties. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for the operations of our lessees, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock at current levels.

Although we have paid regular cash dividends for 100 consecutive years and conduct periodic share repurchase programs, the timing, amount and payment of future dividends to shareholders and repurchases of our common stock fall within the discretion of our Board of Directors (the "Board"). The Board’s decisions regarding the payment of dividends and repurchase of shares depend on many factors such as our financial condition, earnings, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board may deem relevant. We cannot guarantee that we will continue to pay dividends or repurchase shares in the future, and our payment of dividends and repurchase of shares could vary from historical practices and our stated expectations.

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

Our assets may become obsolete.

In addition to changes in laws, rules, and regulations that may make assets obsolete, changes in the preferred method our customers use to ship their products, changes in demand for particular products, or a shift by customers toward purchasing assets rather than leasing them may adversely impact us. Our customers' industries are driven by dynamic market forces and trends, which are influenced by economic and political factors. Changes in our customers' markets may significantly affect demand for our rail and marine assets. A pronounced reduction in customer demand or change in customers' preferred method of product transportation could result in the economic obsolescence of the assets leased by those customers.

Unfavorable conditions on the Great Lakes could impact business operations of our American Steamship Company (“ASC”) subsidiary, which could result in increases in costs and decreases in revenues.

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

We are indirectly exposed to risks through our ownership interests in affiliates, as our affiliates may experience many of the same risks discussed in this "Risk Factors" section. Rolls-Royce manages our RRPF affiliates, and we sometimes retain third parties to manage assets we own directly, such as our ocean-going vessels. Poor business or financial results of these affiliates, or the third parties who manage, operate, or invest along with us in these affiliates, could negatively impact our financial results. Additionally, when a third party manages or operates an affiliate or asset, we may not have control over operational matters related to the affiliate or asset, which could result in actions that have an adverse economic impact on the affiliate, the asset, or us or could expose us to potential liability.

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

Changes in the mix of earnings in the U.S. and foreign countries could adversely affect our effective tax rate.

We are subject to taxes in the United States and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the United States and foreign countries with differing statutory tax rates. Our effective tax rate could also be adversely affected by changes in tax laws (including changes to federal tax law as a result of the Tax Cuts and Jobs Act of 2017), material audit assessments, or legislative changes that impact statutory tax rates, which could include an impact on previously-recorded deferred tax assets and liabilities.

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

We may be adversely affected by national and international political developments, instability, and uncertainties, including political unrest and threats of terrorist attacks or war, which could lead to the following:

•
Legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction or operation of railcars and marine vessels

•	A decrease in demand for rail and marine services

•	Lower utilization of rail and marine equipment

•	Lower rail lease and marine charter rates

•	Impairments of rail and marine assets

•	Capital market disruption, which may raise our financing costs or limit our access to capital

•	Liability or losses resulting from acts of terrorism involving our assets

•	A downturn in the commercial aviation industry, which could lead to adverse financial results for our RRPF affiliates.

Depending upon the severity, scope, and duration of these circumstances, the impact on our financial position, results of operations, and cash flows could be material.

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology ("IT") infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

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

As of December 31, 2017, the locations of our operations were as follows:

GATX Headquarters

Chicago, Illinois

Rail North America

Business Offices	Major Maintenance Facilities	Mobile Units
Chicago, Illinois	Colton, California	Camp Minden, Louisiana
Houston, Texas	Hearne, Texas	Crown Point, Indiana
Burlington, Ontario	Waycross, Georgia	Donaldsonville, Louisiana
Calgary, Alberta	Montreal, Quebec	Galena Park, Texas
Mexico City, Mexico	Moose Jaw, Saskatchewan	Lake Charles, Louisiana
	Red Deer, Alberta	Lakeland, Florida
Macon, Georgia
	Maintenance Facilities	Olympia, Washington
	Kansas City, Kansas	Sioux City, Iowa
	Plantersville, Texas	Clarkson, Ontario
	Terre Haute, Indiana	Edmonton, Alberta
	Sarnia, Ontario	Montreal, Quebec
Quebec City, Quebec
	Customer Site Locations	Red Deer, Alberta
	Catoosa, Oklahoma	Sarnia, Ontario
Donaldsonville, Louisiana
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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,732 common shareholders of record as of January 31, 2018. The following chart shows the reported high and low sales price of our common shares and the dividends declared per share for each of the quarters in 2017 and 2016:

Issuer Purchases of Equity Securities

On January 29, 2016, our board of directors authorized a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2017, we repurchased 1.7 million shares for $100.0 million under this program. As of December 31, 2017, $80.0 million remained available under the repurchase authorization. On January 26, 2018, our board of directors approved an additional share repurchase authorization of $170 million, bringing GATX’s aggregate available repurchase authorization to $250 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2017:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2017 - October 31, 2017	18,300	$59.68	18,300	$103.9
November 1, 2017 - November 30, 2017	408,230	$58.56	408,230	$80.0
Total	426,530	$58.61	426,530

Equity Compensation Plan Information as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,328,861 (1)	$50.07 (2)	4,119,061
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,328,861		4,119,061
__________
(1) Consists of 966,115 stock appreciation rights, 756,788 non-qualified stock options, 211,038 performance shares, 186,757 restricted stock units and 208,163 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2017, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2012, and that all dividends were reinvested.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
GATX	$100.00	$123.55	$139.21	$106.15	$158.89	$164.77
S&P 500	100.00	132.36	150.43	152.51	170.70	207.92
S&P MidCap 400	100.00	133.44	146.42	143.24	172.89	200.93
Russell 3000	100.00	133.55	150.29	151.01	170.19	206.09

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

	2017	2016	2015	2014	2013
Results of Operations
Revenue	$1,376.9	$1,418.3	$1,449.9	$1,451.0	$1,321.0
Net gain on asset dispositions	54.1	98.0	79.2	87.2	85.6
Share of affiliates’ pre-tax income	55.9	53.1	45.4	67.8	92.3
Net income (GAAP)	502.0	257.1	205.3	205.0	169.3
Net income, excluding tax adjustments and other items (non-GAAP) (1)	185.0	235.9	234.9	205.0	164.8
Per Share Data
Basic earnings	12.95	6.35	4.76	4.55	3.64
Diluted earnings (GAAP)	12.75	6.29	4.69	4.48	3.59
Diluted earnings, excluding tax adjustments and other items (non-GAAP) (1)	4.70	5.77	5.37	4.48	3.50
Dividends declared	1.68	1.60	1.52	1.32	1.24
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$6,192.1	$5,804.7	$5,698.4	$5,688.0	$5,070.3
Investments in affiliated companies	441.0	387.0	348.5	357.7	354.3
Total assets	7,422.4	7,105.4	6,894.2	6,919.9	6,535.5
Off-balance sheet assets (1)	435.7	459.1	495.5	617.8	904.4
Short-term borrowings	4.3	3.8	7.4	72.1	23.6
Long-term debt and capital lease obligations	4,384.2	4,268.1	4,196.8	4,184.5	3,833.3
Shareholders’ equity	1,792.7	1,347.2	1,280.2	1,314.0	1,397.0
Other Data
Average number of common shares and common share equivalents	39.4	40.9	43.8	45.8	47.1
Net cash provided by operating activities (2)	$496.8	$629.4	$541.8	$458.4	$411.4
Portfolio proceeds	$165.6	$223.7	$482.2	$264.0	$385.3
Portfolio investments and capital additions	$603.4	$620.7	$714.7	$1,030.5	$859.6
Recourse leverage (3)	2.5	3.3	3.5	3.5	3.0
Return on equity (GAAP)	32.0%	19.6%	15.8%	15.1%	12.8%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)	13.1%	18.0%	18.1%	15.1%	12.5%
_________

(1)
See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items, as well as a reconciliation to the most directly comparable GAAP measures.

(2)
In 2017, we adopted a new accounting standard requiring the reclassification of certain cash receipts and payments in the statement of cash flows. The standard was adopted on a retrospective basis, and as a result, net cash provided by operating activities has been restated for all prior years presented. The impact of this change was not material to our financial statements.

(3)
Excluding the impact of the Tax Cuts and Jobs Act enacted in 2017, leverage would be 3.1 for 2017. See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

The following discussion and analysis should be read in conjunction with the audited financial statements included in "Item 8. Financial Statements and Supplementary Data" in this Form10-K. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data):

	2017	2016	2015
Segment Revenues
Rail North America	$977.4	$1,018.5	$1,006.8
Rail International	197.1	189.0	180.4
ASC	172.5	154.2	170.2
Portfolio Management	29.9	56.6	92.5
	$1,376.9	$1,418.3	$1,449.9
Segment Profit
Rail North America	$299.3	$321.9	$379.5
Rail International	68.8	63.0	70.1
ASC	24.5	10.1	15.1
Portfolio Management	56.3	136.9	49.8
	448.9	531.9	514.5
Less:
Selling, general and administrative expense	181.5	174.7	192.4
Unallocated interest (income) expense, net	(8.5)	(4.8)	5.3
Other, including eliminations	5.6	3.5	1.1
Income taxes ($12.0, $5.7 and ($0.5) related to affiliates' earnings)	(231.7)	101.4	110.4
Net Income	$502.0	$257.1	$205.3

Net income, excluding tax adjustments and other items (non-GAAP)	$185.0	$235.9	$234.9
Diluted earnings per share (GAAP)	$12.75	$6.29	$4.69
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$4.70	$5.77	$5.37

Return on equity (GAAP)	32.0%	19.6%	15.8%
Return on equity, excluding tax adjustments and other items (non-GAAP)	13.1%	18.0%	18.1%

Investment Volume	$603.4	$620.7	$714.7

2017 Summary

Net income was $502.0 million, or $12.75 per diluted share, for 2017 compared to $257.1 million, or $6.29 per diluted share, for 2016, and $205.3 million, or $4.69 per diluted share, for 2015. Results for 2017 include a net benefit of $317.0 million from tax adjustments and other items, compared to a net benefit of $21.2 million in 2016 and a net negative impact of $29.6 million in 2015 (see "Non-GAAP Financial Measures" at the end of this item for further details).

•
At Rail North America, segment profit was lower in 2017 attributable to a decrease in lease revenue, resulting from lower lease rates and fewer cars on lease, as well as higher interest expense associated with investment volume. This decrease was partially offset by the absence of impairments recorded in the prior year on certain cars in flammable service.

•	At Rail International, segment profit in 2017 increased primarily due to higher lease revenue from more cars on lease and lower maintenance expense.

•	At ASC, segment profit was higher in 2017, largely due to higher volume and a favorable commodity mix, as well as increased operational efficiency.

•
At Portfolio Management, segment profit decreased in 2017, primarily due to lower residual sharing gains on managed portfolio sales, the absence of contributions from sold assets, and lower aggregate marine operating results on retained assets, partially offset by higher earnings at our Rolls-Royce Partners Finance affiliates.

Total investment volume was $603.4 million in 2017, compared to $620.7 million in 2016, and $714.7 million in 2015.
2018 Outlook
The North American railcar leasing market experienced its third consecutive year of a downturn in 2017 as large numbers of idle existing railcars, combined with the entry of newly manufactured railcars, resulted in continued oversupply across the industry. We anticipate this oversupply situation will continue in 2018. Certain industry data points suggest that the railcar leasing market may be slowly improving. While lease rates appear to have increased somewhat from market low points, there is no apparent demand catalyst to drive material improvements in lease pricing in the near term. Despite these difficult market conditions, we believe that we are well positioned to benefit from fleet actions taken over the past few years, including optimizing the fleet through railcar sales and strategic pricing and lease term management, which have enabled us to maintain high utilization. In addition, we expect to benefit from improved efficiency of our maintenance network. In 2018, we have already placed a substantial portion of the railcars to be delivered from our supply agreement, and a relatively modest number of railcar leases are scheduled for expiration in 2018. Our strong balance sheet also offers us flexibility to pursue secondary market acquisitions if attractive opportunities arise.

•
We expect Rail North America's segment profit in 2018 to decrease from 2017. We plan to continue to invest in additional railcars during 2018; however, lease revenue is expected to decline, as the impact of higher rates on expiring leases will more than offset the positive impact of new cars added to the fleet. In addition, maintenance expense is expected to increase due to more scheduled maintenance events, as well as increased costs related to boxcars we expect to place into service during 2018. Finally, we expect remarketing income to be higher than 2017.

•
We anticipate Rail International's segment profit in 2018 to be relatively flat in local currency, but will increase in U.S. dollars as a result of a stronger euro. Lease revenue is expected to be higher in 2018, resulting from more active railcars in the fleet, partially offset by lower lease rates. This increase will be offset by an increase in expected maintenance expense, driven by higher scheduled maintenance events.

•
We expect ASC’s segment profit in 2018 to be slightly higher than 2017. We anticipate higher revenue, resulting from favorable freight rates, partially offset by reduced volume. In addition, operating expenses are expected to decrease due to fleet efficiencies.

•
We believe Portfolio Management's segment profit in 2018 will be lower than 2017. Strong operating results at the Rolls-Royce Partners Finance affiliates are expected to continue; however, this will be more than offset by lower anticipated residual sharing gains from our managed portfolio.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to the changes in the composition of our segments, we modified segment leverage levels for 2016. The leverage levels for 2017 and 2016 were 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. For 2015, the leverage levels were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

Challenging conditions continued in the North America railcar leasing market in 2017 due to the oversupply of existing railcars and continued delivery of new cars into the market. Despite this difficult environment, Rail North America has been successful in maintaining high utilization of its railcars across all tank and freight types. At December 31, 2017, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,700 cars. Fleet utilization, excluding boxcars, was 98.2% at the end of 2017, compared to 98.9% at the end of 2016, and 99.1% at the end of 2015. Fleet utilization for approximately 16,400 boxcars was 92.6% at the end of 2017 compared to 93.8% at the end of 2016, and 97.7% at the end of 2015.

During 2017, an average of approximately 102,600 railcars, excluding boxcars, were on lease, compared to 103,900 in 2016, and 106,000 in 2015. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped in an effort to optimize the composition of our fleet. During the year, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 28.2%, compared to negative 20.3% in 2016 and positive 32.2% in 2015. The decline in demand and resulting decline in lease rates was broad-based, but was particularly severe among cars serving the energy markets. Lease terms on renewals for cars in the LPI averaged 33 months in 2017, compared to 32 months in 2016, and 54 months in 2015. Additionally, the renewal success rate was 74.7% in 2017, compared to 66.7% in 2016, and 81.4% in 2015.

During 2016, we recorded impairment losses of $31.2 million, including $29.8 million related specifically to certain railcars in flammable service that we believed had been permanently and negatively impacted by regulatory changes.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2017, 5,249 railcars have been ordered, of which 3,032 railcars have been delivered.

As of December 31, 2017, leases for approximately 13,900 railcars in our term lease fleet and approximately 2,400 boxcars are scheduled to expire in 2018. These amounts exclude railcars with leases expiring in 2018 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2017	2016	2015
Revenues
Lease revenue	$899.9	$935.1	$930.9
Other revenue	77.5	83.4	75.9
Total Revenues	977.4	1,018.5	1,006.8

Expenses
Maintenance expense	265.0	266.5	264.2
Depreciation expense	239.4	231.8	215.1
Operating lease expense	60.7	67.6	82.2
Other operating expense	28.7	34.1	26.2
Total Expenses	593.8	600.0	587.7

Other Income (Expense)
Net gain on asset dispositions	45.2	16.6	67.2
Interest expense, net	(121.2)	(110.1)	(102.1)
Other expense	(5.9)	(3.6)	(5.2)
Share of affiliates' pre-tax (loss) income	(2.4)	0.5	0.5
Segment Profit	$299.3	$321.9	$379.5

Investment Volume	$460.9	$495.6	$524.5

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2017	2016	2015
Railcars	$785.1	$815.0	$809.7
Boxcars	75.7	80.6	83.6
Locomotives	39.1	39.5	37.6
Total	$899.9	$935.1	$930.9

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2017	2016	2015
Beginning balance	104,522	106,146	107,343
Cars added	3,442	3,519	3,762
Cars scrapped	(2,900)	(2,479)	(1,445)
Cars sold	(1,334)	(2,664)	(3,514)
Ending balance	103,730	104,522	106,146
Utilization rate at year end	98.2%	98.9%	99.1%
Active railcars at year end	101,849	103,329	105,164
Average (monthly) active railcars	102,600	103,900	105,987

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2017	2016	2015
Ending balance	16,398	17,706	18,429
Utilization rate at year end	92.6%	93.8%	97.7%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2017	2016	2015
Beginning balance	660	637	603
Locomotives added, net of scrapped or sold	5	23	34
Ending balance	665	660	637
Utilization rate at year end	92.5%	93.3%	93.3%
Active locomotives at year end	615	616	584
Average (monthly) active locomotives	623	605	589

Segment Profit

In 2017, segment profit of $299.3 million decreased 7.0% compared to $321.9 million in 2016. The decrease was driven by lower lease revenue, partially offset by the absence of impairment losses recorded in 2016 for certain railcars in flammable service.

In 2016, segment profit of $321.9 million decreased 15.2% compared to $379.5 million in 2015. The decrease was driven by lower asset disposition gains, which includes the impairment losses noted above, and higher depreciation expense, partially offset by higher lease revenue and fee income.

Revenues

In 2017, lease revenue decreased $35.2 million, or 3.8%, primarily due to lower average lease rates and fewer railcars on lease. Other revenue decreased $5.9 million, largely a result of lower lease termination fees. Other revenue in 2016 included a lease termination fee of approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return 200 crude oil railcars prior to the contractual end of an existing lease. The majority of these railcars were subsequently placed with other GATX customers. Other revenue in 2017 included $7.8 million of compensation for damage to returned railcars. The expenses to repair these railcars will be recognized as incurred.

In 2016, lease revenue increased $4.2 million, or 0.5%, primarily due to revenue from new cars added to the fleet and higher utilization revenue, partially offset by the impact of fewer cars on lease. Other revenue increased $7.5 million, due to higher lease termination fees, including the $10.0 million fee noted above.

Expenses

In 2017, maintenance expense decreased $1.5 million, primarily due to lower expenses for the boxcar fleet and lower repairs performed by the railroads, offset by an increase in costs associated with cars assigned to new lessees. Depreciation expense increased $7.6 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $6.9 million, resulting from the purchase of railcars previously on operating leases in both 2017 and 2016. Other operating expense decreased $5.4 million, due to lower switching, storage, and freight costs resulting from fewer railcars coming off lease and being moved into storage in the current year.

In 2016, maintenance expense increased $2.3 million, primarily due to higher repair costs across the fleet, partially offset by lower repairs performed by the railroads. Depreciation expense increased $16.7 million, largely due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $14.6 million, as a result of purchases of railcars previously on operating leases in both 2016 and 2015. Other operating expense increased $7.9 million, primarily due to higher switching, storage, and freight costs as a result of more railcars coming off lease and being moved into storage.

Other Income (Expense)

In 2017, net gain on asset dispositions increased $28.6 million, largely due to the impact of lower impairments in the current year. We recorded impairment losses of $4.6 million in 2017, compared to $31.2 million in 2016. In 2016, impairment losses included $29.8 million related specifically to certain railcars in flammable service that we believed had been permanently and negatively impacted by regulatory changes. Excluding impairment losses in each year, net gain on asset dispositions in 2017 decreased due to fewer railcars sold, offset by higher scrapping gains, resulting from more railcars scrapped and higher scrap prices. See Note 23."Financial Data of Business Segments", Item 8 of this Form 10-K, for further details of the components of net gain on asset dispositions. The timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $11.1 million, due to a higher average interest rate and a higher average debt balance. Other expense in 2017 was comparable to the same period in 2016. Share of affiliates' pre-tax income was lower in 2017, driven by an impairment loss recognized with respect to our Adler investment to reflect a decline in the value of certain railcars in that fleet.

In 2016, net gain on asset dispositions decreased $50.6 million due to a combination of higher impairments of railcars, primarily railcars in flammable service, and lower disposition gains, as fewer railcars were sold in 2016. Net interest expense increased $8.0 million, due to a higher average debt balance and a higher average interest rate. Other expense in 2016 decreased $1.6 million compared to 2015, primarily due to a $1.9 million gain from the sale of an investment security in 2016.

Investment Volume

During 2017, investment volume was $460.9 million compared to $495.6 million in 2016, and $524.5 million in 2015. We acquired approximately 3,613 railcars in 2017, compared to 3,465 railcars in 2016, and 3,790 railcars in 2015.

North American Rail Regulatory Matters

In 2015, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) issued regulations that established new design standards for tank cars in flammable liquids service. In addition to setting standards for newly built tank cars, the PHMSA regulations established standards for modifying existing tank cars in certain flammable liquids service and deadlines for modifying or removing those cars from service. The deadlines range from January 2018 to May 2029, depending on the type of car and the type of commodity carried. The regulations were subsequently modified by legislation adopted by Congress, and in August 2016, PHMSA adopted final regulations that incorporated the legislative mandates.

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

We have a fleet of approximately 120,000 railcars in North America, including approximately 13,450 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 3,900 are moving crude oil and ethanol. Over 97% of our affected tank cars have a compliance deadline of 2023 or later. We expect to modify some of the most modern of our affected tank cars to comply with the new standards. However, for the majority of the affected cars, we currently anticipate retiring, redeploying, or selling them rather than performing retrofits.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in 2017. Despite market pressure, GRE was successful in maintaining high fleet utilization. Railcar utilization for GRE was 96.8% at the end of 2017, compared to 95.6% at the end of 2016, and 95.8% at the end of 2015. GRE's results in 2017 benefited from lower maintenance expense, primarily due to lower wheelset costs, which were higher in 2016 due to a refurbishment program to address anti-corrosion paint issues on certain wheelsets.

Rail India continued to focus on investment opportunities and diversification of its fleet, as well as developing relationships with customers, suppliers and the Indian Railways. In 2017, Rail India added 275 railcars, compared to zero in 2016 and 410 railcars in 2015. As of December 31, 2017, Rail India had entered into contracts to acquire approximately 350 additional railcars in 2018 and expects continued fleet growth and diversification.

Rail Russia focused on managing its fleet and developing relationships with new customers. In 2017, Rail Russia did not add any new railcars, compared to 20 railcars added in 2016 and 150 railcars added in 2015. As of December 31, 2017, Rail Russia had commitments to acquire approximately 165 railcars in 2018 and plans to further expand both its fleet and customer base in 2018.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2017	2016	2015
Revenues
Lease revenue	$190.3	$182.0	$172.9
Other revenue	6.8	7.0	7.5
Total Revenues	197.1	189.0	180.4

Expenses
Maintenance expense	41.1	47.2	39.6
Depreciation expense	48.9	45.5	43.7
Other operating expense	4.7	5.3	5.1
Total Expenses	94.7	98.0	88.4

Other Income (Expense)
Net gain on asset dispositions	3.1	1.1	6.8
Interest expense, net	(33.4)	(29.7)	(22.4)
Other (expense) income	(3.2)	0.8	(6.0)
Share of affiliates' pre-tax loss	(0.1)	(0.2)	(0.3)
Segment Profit	$68.8	$63.0	$70.1

Investment Volume	$90.9	$87.1	$148.0

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2017	2016	2015
Beginning balance	23,122	22,923	22,451
Cars added	871	879	1,421
Cars scrapped or sold	(827)	(680)	(949)
Ending balance	23,166	23,122	22,923
Utilization rate at year end	96.8%	95.6%	95.8%
Active railcars at year end	22,422	22,108	21,969
Average (monthly) active railcars	22,137	21,869	21,598

\

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In 2017, a stronger euro positively impacted lease revenue by approximately $4.5 million and segment profit, excluding other income (expense), by approximately $2.5 million compared to 2016. In 2016, fluctuations in the value of the euro did not have a meaningful impact on revenue or segment profit compared to the prior year.

Segment Profit

In 2017, segment profit of $68.8 million increased 9.2% compared to $63.0 million in 2016. The increase was largely due to higher lease revenue and lower maintenance expense, as well as the positive impacts of foreign exchange rates.

In 2016, segment profit of $63.0 million decreased 10.1% compared to $70.1 million in 2015. The decrease was largely due to higher maintenance expense, primarily as a result of higher wheelset costs, and the absence of a gain recognized on the sale of a workshop in 2015, partially offset by higher lease revenue and lower net legal defense costs.

Revenues

In 2017, lease revenue increased $8.3 million, or 4.6%, due to more cars on lease, as well as the positive impacts of foreign exchange rates. Other revenue was comparable to the prior year.

In 2016, lease revenue increased $9.1 million, or 5.3%, primarily due to more cars on lease.

Expenses

In 2017, maintenance expense decreased $6.1 million, primarily due to lower wheelset costs and reimbursements from manufacturers on previously incurred wheelset costs, partially offset by the negative impacts of foreign exchange rates. Depreciation expense increased $3.4 million, driven by the impact of new cars added to the fleet, as well as the negative impacts of foreign exchange rates. Other operating expense was comparable to prior year.

In 2016, maintenance expense increased $7.6 million, primarily due to the costs of wheelset replacements related to the refurbishment program, as discussed above, and the higher costs associated with railcars undergoing regulatory compliance maintenance. Depreciation expense increased $1.8 million, driven by the impact of new cars added to the fleet. Other operating expense was comparable to prior year.

Other Income (Expense)

In 2017, net gain on asset dispositions increased $2.0 million, primarily due to higher scrapping gains resulting from more railcars scrapped. Net interest expense increased $3.7 million, due to a higher average interest rate and a higher average debt balance. Other expense increased $4.0 million, driven by the unfavorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

In 2016, net gain on asset dispositions decreased $5.7 million, primarily due to the absence of a gain recognized on the sale of a workshop in 2015 and lower railcar scrapping gains as a result of fewer railcars scrapped in 2016. Net interest expense increased $7.3 million, largely due to a higher average debt balance, resulting from an increase in segment leverage in 2016, partially offset by a lower average interest rate. Other expense decreased $6.8 million, largely due to lower net legal costs resulting from insurance reimbursements received in 2016 for previously expensed legal defense costs.

Investment Volume

Investment volume was $90.9 million in 2017, $87.1 million in 2016, and $148.0 million in 2015. During 2017, we acquired approximately 871 railcars compared to 879 railcars in 2016, and 1,980 railcars in 2015.

ASC

Segment Summary

ASC's operations benefited from strong demand for iron ore spot business, as well as favorable sailing conditions in 2017. ASC carried 27.8 million net tons of freight in 2017 compared to 25.4 million net tons in 2016 and 26.5 million net tons in 2015.

During 2017, ASC sold three of its vessels for total proceeds of $8.3 million, resulting in a net loss of $1.8 million. In addition, ASC returned two vessels that were previously leased.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2017	2016	2015
Revenues
Lease revenue	$4.1	$4.2	$4.1
Marine operating revenue	168.4	150.0	166.1
Total Revenues	172.5	154.2	170.2

Expenses
Maintenance expense	22.2	18.6	22.3
Marine operating expense	106.2	96.7	107.2
Depreciation expense	12.0	12.9	14.3
Operating lease expense	1.8	6.0	5.2
Total Expenses	142.2	134.2	149.0

Other Income (Expense)
Net loss on asset dispositions	(1.9)	—	(0.1)
Interest expense, net	(5.2)	(4.5)	(5.3)
Other income (expense)	1.3	(5.4)	(0.7)
Segment Profit	$24.5	$10.1	$15.1

Investment Volume	$14.0	$9.1	$20.3
Total Net Tons Carried	27.8	25.4	26.5

Segment Profit

In 2017, segment profit of $24.5 million increased 142.6% compared to $10.1 million in 2016. In 2017, ASC operated 12 vessels compared to 11 vessels in 2016. The increase in segment profit was primarily due to higher volume and a favorable commodity mix, as well as the absence of $5.0 million of expenses recorded in 2016 related to an accrual for asbestos-related litigation and costs associated with the scheduled return of a leased vessel.

In 2016, segment profit of $10.1 million decreased 33.1% compared to $15.1 million in 2015. The decrease was driven by the $5.0 million of expenses recorded in 2016 noted above. In addition, lower demand across most commodities and fewer higher-margin, long-haul shipments of iron ore negatively impacted segment profit, which was partially offset by lower operating costs as a result of deploying two fewer vessels throughout most of 2016.

Revenues

In 2017, marine operating revenue increased $18.4 million, or 12.3%, primarily due to higher volume, higher freight rates and a favorable mix of commodities shipped. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

In 2016, marine operating revenue decreased $16.1 million, or 9.7%, primarily due to lower shipping volume as a result of decreased demand, as well as fewer long-haul shipments of various commodities. In addition, lower fuel revenue, which is offset in marine operating expense, contributed to the variance.

Expenses

In 2017, maintenance expense increased $3.6 million, due to more winter work and higher operating repairs. Marine operating expense increased $9.5 million, largely driven by the impact of an additional vessel in operation and more overall operating days, as well as higher fuel costs.

In 2016, maintenance expense decreased $3.7 million, due to fewer operating vessels and lower operating repairs. Marine operating expense decreased $10.5 million, largely driven by lower fuel costs, two fewer vessels deployed in 2016, and more efficient operations.

Operating lease expense in 2017, 2016, and 2015 included rent for the lease of ASC's tug-barge vessel that was returned at the beginning of 2017 and rent for a vessel that was returned in December 2017.

Other Income (Expense)

In 2017, other income (expense) improved by $6.7 million, due to the absence of $5.0 million of expenses recorded in 2016 related to an accrual for asbestos-related litigation and costs associated with the scheduled return of a leased vessel in 2017.

In 2016, other expense increased $4.7 million, driven by the $5.0 million of expenses noted above.

Investment Volume

ASC's investments in each of 2017, 2016, and 2015 consisted of structural and mechanical upgrades to our vessels.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit includes income from our investment in the Rolls-Royce & Partners Finance companies (collectively the "RRPF affiliates"). The RRPF affiliates are a group of sixteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $57.3 million for 2017, $51.8 million for 2016, and $65.5 million for 2015. The

RRPF affiliates owned 432 aircraft engines at the end of 2017 compared to 407 at the end of 2016 and 436 at the end of 2015. Impairment losses recorded for certain aircraft spare engines negatively impacted earnings at the RRPF affiliates in 2016.

In 2015, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we recorded impairment losses of $6.7 million and $49.8 million in 2016 and 2015. As of December 31, 2017, we completed the sales of all of the planned marine assets, including our 50% interest in the Cardinal Marine joint venture, and received proceeds of $46.8 million, $59.9 million, and $124.4 million in 2017, 2016, and 2015. These sales resulted in net gains of $1.8 million in 2017, $4.2 million in 2016, and $21.6 million in 2015.

Upon completion of these sales, Portfolio Management continues to own other marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Norgas Vessels"). The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

In 2016, we also realized residual sharing income of $82.8 million. Proceeds of $49.1 million were recorded as a result of the settlement of a prior year residual sharing dispute. This transaction originated in 2001 and was related to a residual value guarantee we provided on certain rail assets in the U.K. Receipt of the settlement fee concludes our participation in this transaction. Additionally, a customer sold its interest in two leased power plant facilities and, as manager of the leases, we received residual sharing fees of $30.1 million.

Portfolio Management's total asset base was $582.8 million at December 31, 2017, compared to $593.5 million at December 31, 2016, and $636.5 million at December 31, 2015.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2017	2016	2015
Revenues
Lease revenue	$3.8	$5.8	$22.2
Marine operating revenue	25.0	49.3	68.9
Other revenue	1.1	1.5	1.4
Total Revenues	29.9	56.6	92.5

Expenses
Marine operating expense	24.8	32.8	48.7
Depreciation expense	7.0	7.0	17.4
Other operating expense	1.0	4.4	7.1
Total Expenses	32.8	44.2	73.2

Other Income (Expense)
Net gain on asset dispositions	7.7	80.3	5.3
Interest expense, net	(9.2)	(8.6)	(20.0)
Other income	2.3	—	—
Share of affiliates' pre-tax income	58.4	52.8	45.2
Segment Profit	$56.3	$136.9	$49.8

Investment Volume	$36.6	$25.0	$18.4

RRPF Affiliates Engine Portfolio Data
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2017	2016	2015
Beginning balance	407	436	431
Engine acquisitions	35	25	25
Engine dispositions	(10)	(54)	(20)
Ending balance	432	407	436
Utilization rate at December 31	94.7%	94.6%	96.6%

Segment Profit

In 2017, segment profit was $56.3 million compared to $136.9 million in 2016. Segment profit included net gains of approximately $1.8 million in 2017 and net losses of approximately $1.5 million in 2016 associated with the planned exit of marine investments. In addition, segment profit in 2016 included $49.1 million of income from the settlement of a prior year residual sharing dispute. Excluding these items, results for the Portfolio Management segment were $34.8 million lower in 2017, primarily due to lower residual sharing fees from the managed portfolio and lower aggregate marine operating results. The markets in 2017 for the Norgas Vessels experienced substantially lower shipping rates that negatively impacted revenue due to decreased demand and new vessels that have entered the market. These decreases were partially offset by higher RRPF affiliate income.

In 2016, segment profit of $136.9 million compared to $49.8 million in 2015. Segment profit in 2016 included income of $49.1 million related to the settlement of a prior year residual sharing dispute. In addition, segment profit in 2016 was impacted by a net loss of approximately $1.5 million associated with the planned exit of the majority of marine investments, compared to a net loss of approximately $28.2 million in 2015. Excluding the impact of these items, segment profit was $11.3 million higher in 2016 primarily due to higher residual sharing fees from the managed portfolio, partially offset by lower RRPF affiliate income.

Revenues

In 2017, lease revenue decreased $2.0 million, primarily due to the impact of the sales of leased assets in 2016. Marine operating revenue decreased $24.3 million, largely due to lower revenue from the Norgas Vessels resulting from substantially lower shipping rates, as well as the absence of revenue from the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017.

In 2016, lease revenue decreased $16.4 million, primarily due to the impact of the sales of leased assets in both years. Marine operating revenue decreased $19.6 million, largely due to the absence of revenue from the Nordic Vessels that were sold during 2015 and 2016.

Expenses

In 2017, marine operating expense decreased $8.0 million, primarily due to the absence of the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017, partially offset by higher expenses for the Norgas Vessels. Depreciation expense was comparable to 2016. Other operating expense was $3.4 million lower, due to a loss reserve recorded in 2016 in connection with one investment.

In 2016, marine operating expense decreased $15.9 million, primarily due to the absence of the Nordic Vessels that were sold during 2015 and 2016, as well as lower expenses from the Norgas Vessels. Depreciation expense decreased $10.4 million, driven by the sale of assets in 2015 and 2016 as well as the impact from the classification of certain assets as held for sale. Other operating expense decreased $2.7 million, primarily due to proceeds received in 2016 for investments that had previously been reserved, lower barge painting expenses, and the absence of fleet manager incentive fees incurred in 2015, partially offset by the loss reserve recorded in 2016 in connection with one investment.

Other Income (Expense)

In 2017, net gain on asset dispositions decreased $72.6 million. A net gain of $1.8 million was recorded in 2017 compared to a net loss of $2.5 million in 2016 associated with the planned exit of marine investments. In addition, income of $49.1 million was recorded in 2016 from the settlement of a prior year residual sharing dispute. Excluding these items, net gain on asset dispositions decreased $27.8 million primarily due to lower residual sharing fees from the managed portfolio in 2017. Net interest expense increased $0.6 million, primarily due to a higher average interest rate.

In 2016, net gain on asset dispositions increased $75.0 million. Income of $49.1 million was recorded in 2016 related to the settlement of a prior year residual sharing dispute. In addition, net gain on asset dispositions in 2016 included a net loss of approximately $2.5 million associated with the planned exit of marine investments, compared to a net loss of approximately $9.2 million in 2015. Excluding these net gains and losses, net gain on asset dispositions increased $19.2 million primarily due to higher residual sharing fees from the managed portfolio in 2016. Net interest expense decreased $11.4 million as a result of a lower average debt balance, resulting from a combination of a lower asset base, a decrease in segment leverage in 2016, and lower average interest rates.

In 2017, share of affiliates' earnings, comprised substantially of the RRPF affiliates, increased $5.6 million, primarily due to higher operating results driven by engines added to the fleet in 2017. Additionally, the absence of asset impairments that were recorded in 2016 were offset by lower net asset disposition gains in 2017.

In 2016, share of affiliates' earnings increased $7.6 million, primarily due to an impairment charge of $19.0 million in 2015 and a net gain on sale of $1.0 million in 2016 associated with the sale of our interest in the Cardinal Marine affiliate. Excluding these items, the share of affiliates' earnings decreased $12.4 million, primarily due to lower net disposition gains at RRPF attributable to impairment losses incurred on certain aircraft spare engines.

Investment Volume

Investment volume of $36.6 million in 2017, $25.0 million in 2016, and $18.4 million in 2015 consisted primarily of investments in the RRPF affiliates.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other for the years ended December 31 (in millions):

	2017	2016	2015
Selling, general and administrative expense	$181.5	$174.7	$192.4
Unallocated interest (income) expense, net	(8.5)	(4.8)	5.3
Other expense (income), including eliminations	5.6	3.5	1.1

SG&A, Unallocated Interest and Other

During 2017, we terminated the office lease at our corporate headquarters early. As a result, accelerated depreciation on leasehold improvements was recorded in SG&A, and lease termination costs were recorded in other expense (income). Amounts reported in SG&A for 2016 and 2015 also included costs associated with a voluntary early retirement program extended to eligible employees. A pension settlement accounting adjustment of $6.1 million attributable to lump sum payments elected by eligible retirees as part of the program was recorded in 2016, and $9.0 million of benefit costs related to the program were recorded in 2015.

In 2017, SG&A of $181.5 million increased $6.8 million from 2016. The increase was due to the impact of the accelerated depreciation expense adjustment noted above, as well as higher compensation and employee benefits costs, partially offset by the absence of the pension settlement accounting adjustment recorded in 2016.

In 2016, SG&A of $174.7 million decreased $17.7 million from 2015. The decrease was primarily due to reduced employee costs, as well as lower pension and information technology expenses. Lower benefit costs recorded in 2016 associated with the early retirement program contributed to the decrease. The decrease in pension expense was driven by the change in accounting estimate discussed in "Note 2. Accounting Changes" in Part II, Item 8 of this Form 10-K.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

In 2017, other expense (income), including eliminations increased $2.1 million, attributable to an increase to a litigation accrual recorded in the current year and the early lease termination costs noted above, partially offset by the absence of an environmental remediation accrual recorded in 2016 related to properties sold in prior years.

In 2016, other expense (income), including eliminations was primarily composed of the environmental remediation accrual noted above.

Consolidated Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which made broad and complex changes to the U.S. tax laws. In particular, the U.S. corporation income tax rate was reduced to 21% from 35%, and a new territorial tax system was implemented that will affect the future U.S. taxation of earnings repatriated from our foreign subsidiaries and affiliates. Other provisions included an immediate deduction for qualified investments and limitations on the deductibility of interest expense and executive compensation. The Tax Act has had a significant impact on our fourth quarter and full year earnings in 2017, and will impact future periods as well. In 2017, we recorded a one-time non-cash net tax benefit of $315.9 million which represents our provisional estimate of the impact of the Tax Act. This amount includes a net benefit of $371.4 million associated with the re-measurement of our net deferred tax liability utilizing the lower U.S. tax rate offset by a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. We expect that the reduction in the U.S. corporate tax rates will favorably impact our consolidated effective tax rate and net income and diluted earnings per share in future periods beginning in 2018; however, based on our expected U.S. tax return filing position, we do not anticipate that the Tax Act will have a material impact on our future cash flows. We will continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions that we may take. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $7.9 billion at December 31, 2017, compared to $7.6 billion at December 31, 2016. The increase was primarily driven by an increase in operating assets at Rail North America and Rail International, partially offset by the sales of assets at Rail North America and Portfolio Management that were previously classified as held for sale. In addition to the assets we recorded on our balance sheet, we utilized off-balance sheet assets, primarily railcars, which we leased in pursuant to operating lease agreements. The off-balance sheet assets represent the estimated present value of our committed future operating lease payments.

The following table shows on- and off-balance sheet assets by segment as of December 31 (in millions):

	2017			2016
	On-Balance Sheet	Off-Balance Sheet	Total	On-Balance Sheet	Off-Balance Sheet	Total
Rail North America	$4,915.0	$435.7	$5,350.7	$4,775.6	$456.5	$5,232.1
Rail International	1,332.9	—	1,332.9	1,128.7	—	1,128.7
ASC	286.7	—	286.7	278.8	2.6	281.4
Portfolio Management	582.8	—	582.8	593.5	—	593.5
Other	305.0	—	305.0	328.8	—	328.8
Total	$7,422.4	$435.7	$7,858.1	$7,105.4	$459.1	$7,564.5

Gross Receivables

Receivables of $219.5 million at December 31, 2017 decreased $14.1 million from December 31, 2016, primarily due to lower revenue and the timing of payments by customers.

Allowance for Losses

As of December 31, 2017, allowance for losses totaled $6.4 million, or 7.7% of rent and other receivables, compared to $6.1 million, or 7.1%, at December 31, 2016, both balances related entirely to general allowances.

See "Note 17. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $387.4 million from 2016. The increase was primarily due to investments of $564.4 million, positive foreign exchange rate effects of $157.4 million, and the purchase of leased-in assets of $123.4 million, offset by depreciation of $344.7 million, sale leasebacks of $83.9 million, and $80.6 million of asset dispositions.

Investments in Affiliated Companies

Investments in affiliated companies increased $54.0 million in 2017 (see table below). The increase was driven by our share of earnings from RRPF and an investment of $36.6 million in an RRPF affiliate to fund the purchase of additional aircraft spare engines, partially offset by distributions from RRPF.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2017	2016
Rail North America	$6.8	$10.5
Rail International	—	1.2
Portfolio Management	434.2	375.3
Total	$441.0	$387.0

See "Note 6. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2017 and 2016, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from fluctuations in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2017, and no impairment was indicated.

See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $116.6 million from the prior year. Issuances of long-term debt of $800.0 million were offset by maturities and principal payments of $703.0 million and the effects of foreign exchange on foreign debt balances.

The following table shows the details of our long-term debt issuances in 2017 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.2 Years	3.85% Fixed	$300.0
Recourse Unsecured	10.4 Years	3.50% Fixed	300.0
Recourse Unsecured	4.0 Years	2.11% Floating (1)	200.0
			$800.0
________

(1)	Floating interest rate at December 31, 2017.

As of December 31, 2017, our outstanding debt had a weighted average remaining term of 9.2 years and a weighted average interest rate of 3.96%, compared to 9.0 years and 3.65% at December 31, 2016.

The following table shows the carrying value of our debt obligations by major component, including off-balance sheet debt, as of December 31 (in millions):

	2017			2016
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$4.3	$4.3	$3.8
Recourse debt	11.6	4,360.1	4,371.7	4,253.2
Capital lease obligations	12.5	—	12.5	14.9
Balance sheet debt	24.1	4,364.4	4,388.5	4,271.9
Recourse off-balance sheet debt (1)	435.7	—	435.7	459.1
Total	$459.8	$4,364.4	$4,824.2	$4,731.0
________
(1) Off-balance sheet debt represents the estimated present value of committed operating lease payments and is equal to the amount reported as off-balance sheet assets.

See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity increased $445.5 million in 2017, primarily due to net income of $502.0 million, which included $315.9 million from the impact of the Tax Cuts and Jobs Act enacted in 2017 (see "Non-GAAP Financial Measures"), $93.2 million of foreign currency translation adjustments due to the balance sheet effects of a weaker U.S. dollar, $10.0 million from the effects of share-based compensation, $4.8 million of net unrealized gains on derivatives, and $3.5 million from the effects of post-retirement benefit plan adjustments. These increases were partially offset by stock repurchases of $100.0 million and dividends of $68.2 million.

See "Note 19. Shareholders’ Equity" in Part II, Item 8 of this Form 10-K.

CASH FLOW DISCUSSION

We generate a significant amount of cash from operating activities and from our investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these resources, along with our available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase program, and to fund portfolio investments and capital additions. We primarily use cash from operations to fund daily operations.

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2017, we had an unrestricted cash balance of $296.5 million.

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2017	2016	2015
Principal sources of cash
Net cash provided by operating activities	$496.8	$629.4	$541.8
Portfolio proceeds	165.6	223.7	482.2
Other asset sales	30.3	23.0	18.7
Proceeds from sale-leasebacks	90.6	82.5	—
Proceeds from issuance of debt, commercial paper, and credit facilities	792.6	859.4	748.8
Total	$1,575.9	$1,818.0	$1,791.5

Principal uses of cash
Portfolio investments and capital additions	$(603.4)	$(620.7)	$(696.9)
Repayments of debt, commercial paper, and credit facilities	(703.3)	(803.6)	(790.8)
Purchases of leased-in assets	(111.8)	(117.1)	(118.4)
Payments on capital lease obligations	(2.4)	(3.6)	(2.7)
Stock repurchases	(100.0)	(120.1)	(125.4)
Dividends	(68.2)	(67.4)	(68.2)
Total	$(1,589.1)	$(1,732.5)	$(1,802.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $496.8 million decreased $132.6 million compared to 2016. The decrease was driven by lower fee income, which included $10.2 million of residual sharing income in 2017 compared to $83.6 million in 2016, lower contributions from our marine operations at Portfolio Management, and lower lease revenue at Rail North America. In addition, the net impact of changes in the balances of certain working capital items also impacted cash provided by operating activities.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $603.4 million decreased $17.3 million compared to 2016, primarily due to fewer railcars acquired at Rail North America, partially offset by higher investments at the RRPF affiliates. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2017	2016	2015
Rail North America	$460.9	$495.6	$506.7
Rail International	90.9	87.1	148.0
ASC	14.0	9.1	20.3
Portfolio Management	36.6	25.0	18.4
Other	1.0	3.9	3.5
Total	$603.4	$620.7	$696.9

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets, loan and finance lease receipts, proceeds from sales of securities, and capital distributions from affiliates. Portfolio proceeds included $46.8 million in 2017, $58.8 million in 2016, and $124.4 million in 2015 from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment. In 2015, we received the final payment on an outstanding loan in the amount of €67.5 million ($76.4 million), attributable to the sale of an affiliate in a prior year.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2017	2016	2015
Proceeds from sales of operating assets	145.9	201.8	357.8
Finance lease rents received, net of earned income	$11.3	$11.0	$11.2
Loan principal received	5.4	1.2	82.7
Capital distributions and proceeds related to affiliates	3.0	2.5	29.8
Proceeds from sales of securities	—	6.1	—
Other portfolio proceeds	—	1.1	0.7
Total	$165.6	$223.7	$482.2

Other Investing Activity

Rail North America acquired 3,970 railcars in 2017, 3,328 railcars in 2016, and 5,004 railcars in 2015 that were previously on operating leases. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leaseback financings for 699 railcars in 2017 and 574 railcars in 2016.

The following table shows other investing activity for the years ended December 31 (in millions):

	2017	2016	2015
Purchases of leased-in assets	$(111.8)	$(117.1)	$(118.4)
Proceeds from sales of other assets	30.3	23.0	18.7
Proceeds from sale-leasebacks	90.6	82.5	—
Other	0.4	2.3	9.6
Total	$9.5	$(9.3)	$(90.1)

Net Cash provided by (used in) Financing Activities

The following table shows net cash used in financing activities for the years ended December 31 (in millions):

	2017	2016	2015
Net proceeds from issuances of debt (original maturities longer than 90 days)	$792.6	$859.4	$748.8
Repayments of debt (original maturities longer than 90 days)	(703.0)	(800.0)	(726.3)
Net decrease in debt with original maturities of 90 days or less	(0.3)	(3.6)	(64.5)
Payments on capital lease obligations	(2.4)	(3.6)	(2.7)
Stock repurchases (1)	(100.0)	(120.1)	(125.4)
Dividends	(68.2)	(67.4)	(68.2)
Other	(2.6)	4.8	1.8
Total	$(83.9)	$(130.5)	$(236.5)
________

(1)
During 2017 and 2016, we repurchased 1.7 million shares of common stock for $100.0 million and 2.7 million shares of common stock for $120.1 million, including commissions paid, under the repurchase program authorized in 2016. During 2015, we repurchased 2.4 million shares of common stock for $125.4 million, which completed our $250 million repurchase program authorized in 2014.

LIQUIDITY AND CAPITAL RESOURCES

General

We fund our investments and meet our debt, lease, and dividend obligations, using our available cash balances, as well as cash generated from operating activities, sales of assets, commercial paper issuances, committed revolving credit facilities, distributions from affiliates, and issuances of secured and unsecured debt. We primarily use cash from operations to fund daily operations. We use both domestic and international capital markets and banks to meet our debt financing needs.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2017 (in millions):

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Recourse debt	$4,412.6	$336.6	$550.0	$350.0	$566.0	$250.0	$2,360.0
Interest on recourse debt (1)	1,790.1	153.7	144.1	126.6	117.2	98.7	1,149.8
Commercial paper and credit facilities	4.3	4.3	—	—	—	—	—
Capital lease obligations, including interest	13.2	1.6	11.6	—	—	—	—
Recourse operating leases	614.6	90.6	68.7	67.4	61.3	52.9	273.7
Purchase commitments (2)	927.3	564.3	323.0	40.0	—	—	—
Total	$7,762.1	$1,151.1	$1,097.4	$584.0	$744.5	$401.6	$3,783.5
__________

(1)	For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2017.

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

The following table shows our future contractual cash receipts arising from finance leases and future rental receipts from noncancelable operating leases as of December 31, 2017 (in millions):

	Contractual Cash Receipts by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Finance leases	$140.3	$21.1	$21.1	$20.6	$19.9	$28.8	$28.8
Operating leases	3,545.8	947.7	755.8	589.9	424.8	302.8	524.8
Total	$3,686.1	$968.8	$776.9	$610.5	$444.7	$331.6	$553.6

Our aggregate future contractual cash receipts at December 31, 2017 decreased $409.0 million compared to 2016, primarily as a result of lease receipts in 2017 and lower rates and shortened lease terms for new leases and renewals completed during 2017.

2018 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2018 may also include the purchase of railcars that are currently leased and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2018 using available cash at December 31, 2017 in combination with cash from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities.

Short-Term Borrowings

We primarily use short-term borrowings as a source of working capital and to temporarily fund differences between our operating cash flows and portfolio proceeds, and our capital investments and debt maturities. We do not maintain or target any particular level of short-term borrowings on a permanent basis. Rather, we will temporarily utilize short-term borrowings at levels we deem appropriate until we decide to pay down these balances.

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2017	2016	2015	2017	2016	2015
Balance as of December 31 (in millions)	$—	$—	$—	$4.3	$3.8	$7.4
Weighted average interest rate	—%	—%	—%	1.0%	1.0%	0.9%
Euro/Dollar exchange rate	n/a	n/a	n/a	1.20	1.05	1.09

Average daily amount outstanding during year (in millions)	—	$0.5	$5.7	$9.2	$13.2	$5.5
Weighted average interest rate	—	0.7%	0.5%	0.7%	0.6%	1.1%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.13	1.11	1.11

Average daily amount outstanding during 4th quarter (in millions)	$—	$—	$—	$12.0	$5.9	$5.2
Weighted average interest rate	—%	—%	—%	0.6%	0.8%	1.1%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.18	1.08	1.10

Maximum daily amount outstanding (in millions)	$—	$20.0	$69.0	$78.2	$31.2	$75.5
Euro/Dollar exchange rate	n/a	n/a	n/a	1.18	1.11	1.06
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the U.S.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2022. As of December 31, 2017, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of December 31, 2017, the full $250 million was available under this facility.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2017, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

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

The following table shows our commercial commitments at December 31, 2017 (in millions):

	Amount of Commitment Expiration by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Lease payment guarantees	$4.9	$2.8	$2.1	$—	$—	$—	$—
Standby letters of credit and performance bonds	17.8	17.8	—	—	—	—	—
Total	$22.7	$20.6	$2.1	$—	$—	$—	$—

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

Defined Benefit Plan Contributions

In 2017, we contributed $5.0 million to our defined benefit pension plans and other post-retirement benefit plans. In 2018, we expect to contribute approximately $6.4 million. As of December 31, 2017, our funded pension plans were 99.5% funded in aggregate. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $8.4 million to these plans in 2017 and recognized that amount as marine operating expense. We expect our 2018 contributions to approximate 2017 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common Stock Repurchases

On January 29, 2016, our board of directors authorized a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During 2017, we repurchased 1.7 million shares for $100.0 million under this program. In 2016, we repurchased 2.7 million shares for $120.0 million. As of December 31, 2017, $80.0 million remained available under the repurchase authorization. In 2015, we repurchased 2.4 million shares for $125.4 million which completed our prior $250 million repurchase authorization. On January 26, 2018, our board of directors approved an additional share repurchase authorization of $170 million, bringing GATX’s aggregate available repurchase authorization to $250 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

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

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or capital lease. Our lease classification analysis relies on certain assumptions that require significant judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which would change the way the lease transaction impacts our results of operations and financial position. See "Note 5. Leases" in Part II, Item 8 of this Form 10-K.

Impairment of Long-Lived Assets

We review long-lived assets, such as operating assets and facilities, for impairment annually, or whenever circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. We base estimated future cash flows on a number of assumptions, including lease rates, lease term (including renewals), freight rates and volume, operating costs, the life of the asset, and final disposition proceeds. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 9. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

Impairment of Investments in Affiliated Companies

We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that their value may have declined. If management determines that indicators of impairment are present for an investment, we perform an analysis to estimate the fair value of that investment. Active markets do not typically exist for our affiliate investments and as a result, we may estimate fair value using a discounted cash flow analysis at the investee level, price-earnings ratios based on comparable businesses, or other valuation techniques that are appropriate for the particular circumstances of the affiliate. For all fair value estimates, we use observable inputs whenever possible and appropriate.

Once we make an estimate of fair value, we compare the estimate of fair value to the investment’s carrying value. If the investment’s estimated fair value is less than its carrying value, then we consider the investment impaired. If an investment is impaired, we assess whether the impairment is other-than-temporary. We consider factors such as the expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee, and our ability to hold the investment through the end of the underlying assets’ useful life to determine if the impairment is other-than-temporary. We may also consider actions we anticipate the investee will take to improve its business prospects if it seems probable the investee will take those actions. If we determine an investment to be only temporarily impaired, we do not record an impairment loss. Alternatively, if we determine an impairment is other-than-temporary, we record a loss equal to the difference between the estimated fair value of the investment and its carrying value. See "Note 6. Investments in Affiliated Companies" and "Note 9. Asset Impairments and Assets Held for Sale" in Part II, Item 8 of this Form 10-K.

Impairment of Goodwill

We review the carrying amount of our goodwill annually, or if circumstances indicate an impairment may have occurred. We perform the impairment review at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires us to make certain judgments to determine the assumptions we use in the calculation. The first step requires us to estimate the fair value of each reporting unit, which we determine using a discounted cash flow model. We base our estimates of the future cash flows on revenue and expense forecasts and include assumptions for future growth. When estimating the fair value of the reporting unit, we also consider observable multiples of book value and earnings for companies that we believe are comparable to the applicable reporting units. We then compare our estimate of the fair value of the reporting unit with the reporting unit’s carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds its implied fair value, we record an impairment loss for the amount the carrying amount of the goodwill exceeds its implied fair value. See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

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

We use a discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds with durations similar to the projected benefit obligation. We base the expected long-term rate of return on plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We evaluate these critical assumptions annually and make adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan obligations. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information regarding these assumptions.

Share-Based Compensation

We grant equity awards to certain employees and non-employee directors in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, and phantom stock. We recognize compensation expense for our equity awards over the applicable service period for each award, based on the award’s grant date fair value. We use the Black-Scholes options valuation model to calculate the grant date fair value of stock options and stock appreciation rights. This model requires us to make certain assumptions, some of which are highly subjective, that affect the amount of compensation expense we will record. The assumptions we use in the model include the expected stock price volatility (based on the historical volatility of our stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior), and the dividend equivalents we expect to pay during the estimated life of the equity award since our stock options and stock appreciation rights are dividend participating. We base the fair value of other equity awards on our stock price on the grant date. We recognize forfeitures when they occur. See "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Income Taxes

Our operations are subject to taxes in the U.S., various states, and foreign countries, and as a result, we may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that we presume the relevant tax authority will examine uncertain income tax positions. We must determine whether, based on the technical merits of our position, it is more likely than not that our uncertain income tax positions will be sustained by taxing authorities upon examination, which may include related appeals or litigation processes. We must then evaluate income tax positions that meet the "more likely than not" recognition threshold to determine the probable amount of benefit we would recognize in the financial statements. Establishing accruals for uncertain tax benefits requires us to make estimates and assessments with respect to the ultimate outcome of tax audit issues for amounts recorded in the financial statements. The ultimate resolution of uncertain tax benefits may differ from our estimates, potentially impacting our financial position, results of operations, or cash flows.

We evaluate the need for a deferred tax asset valuation allowance by assessing the likelihood that we will realize tax assets, including net operating loss and tax credit carryforward benefits. Our assessment of whether a valuation allowance is required involves judgment, including forecasting future taxable income and evaluating tax planning initiatives, if applicable.

As part of the Tax Act, a territorial tax system was implemented and a one-time transitional repatriation tax of $57.2 million was imposed attributable to certain undistributed earnings and profits of our non-U.S. subsidiaries and affiliates. We expect to continue to reinvest foreign earnings outside the U.S. indefinitely. If future earnings are repatriated to the U.S., or if we expect such earnings to be repatriated, a provision for additional taxes may be required. The territorial tax system will generally exempt such repatriated earnings from further U.S. income taxes, however, incremental income taxes may occur from withholding taxes, foreign exchange gains, or other taxable gains recognized in connection with tax basis differences in these foreign investments. The ultimate tax cost of repatriating such earnings will depend on tax laws in effect and other circumstances at that time. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

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

Reconciliation of Non-GAAP Components Used in the Computation of Certain Financial Measures

Balance Sheet Measures

We include total on- and off-balance sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and are not recorded on the balance sheet. Similarly, ASC previously utilized vessels that were accounted for as operating leases and were not recorded on the balance sheet. We include these leased-in assets in our calculation of total assets (as adjusted) because we believe it gives investors a more comprehensive representation of the magnitude of the assets we operate and that drive our financial performance. In addition, this calculation of total assets (as adjusted) provides consistency with other non-financial information we disclose about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation is the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provides investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure.

The following table shows total balance sheet assets as of December 31 (in millions):

	2017	2016	2015	2014	2013
Total assets (GAAP)	$7,422.4	$7,105.4	$6,894.2	$6,919.9	$6,535.5
Off-balance sheet assets:
Rail North America	435.7	456.5	488.7	606.1	887.9
ASC	—	2.6	6.8	11.7	16.5
Total off-balance sheet assets	$435.7	$459.1	$495.5	$617.8	$904.4

Total assets, as adjusted (non-GAAP)	$7,858.1	$7,564.5	$7,389.7	$7,537.7	$7,439.9

Shareholders’ Equity (GAAP)	$1,792.7	$1,347.2	$1,280.2	$1,314.0	$1,397.0

The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2017	2016	2015	2014	2013
Debt, net of unrestricted cash:
Unrestricted cash	$(296.5)	$(307.5)	$(202.4)	$(209.9)	$(379.7)
Commercial paper and bank credit facilities	4.3	3.8	7.4	72.1	23.6
Recourse debt	4,371.7	4,253.2	4,171.5	4,162.3	3,751.8
Nonrecourse debt	—	—	6.9	15.9	72.6
Capital lease obligations	12.5	14.9	18.4	6.3	8.9
Total debt, net of unrestricted cash (GAAP)	4,092.0	3,964.4	4,001.8	4,046.7	3,477.2
Off-balance sheet recourse debt	435.7	459.1	495.5	566.7	727.6
Off-balance sheet nonrecourse debt	—	—	—	51.1	176.8
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,527.7	$4,423.5	$4,497.3	$4,664.5	$4,381.6

Total recourse debt (1)	$4,527.7	$4,423.5	$4,490.4	$4,597.5	$4,132.2
Shareholders' Equity	$1,792.7	$1,347.2	$1,280.2	$1,314.0	$1,397.0
Recourse Leverage (2)	2.5	3.3	3.5	3.5	3.0
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)
Calculated as total recourse debt / shareholder's equity. Excluding the impact to shareholders' equity attributable of the Tax Cuts and Jobs Act ("Tax Act") enacted in 2017, leverage would be 3.1 for 2017.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2017	2016	2015	2014	2013
Net income (GAAP)	$502.0	$257.1	$205.3	$205.0	$169.3
Adjustments attributable to consolidated pre-tax income:
Railcar impairment at Rail North America (1)	—	29.8	—	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (2)	(1.8)	2.5	9.2	—	—
Residual sharing settlement at Portfolio Management (3)	—	(49.1)	—	—	—
Early retirement program (4)	—	—	9.0	—	—
Total adjustments attributable to consolidated pre-tax income	$(1.8)	$(16.8)	$18.2	$—	$—
Income taxes thereon, based on applicable effective tax rate	$0.7	$7.2	$(6.9)	$—	$—
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (5)	—	—	14.1	—	—
GATX income taxes on sale of AAE (6)	—	—	—	—	23.2
Impact of the Tax Cuts and Jobs Act of 2017 (7)	(315.9)	—	—	—	—
Foreign tax credit utilization (8)	—	(7.1)	—	—	(3.9)
Total other income tax adjustments attributable to consolidated income	$(315.9)	$(7.1)	$14.1	$—	$19.3
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (2)	—	(0.6)	11.9	—	—
Income tax rate changes (9)	—	(3.9)	(7.7)	—	(7.6)
Pre-tax gain on sale of AAE (6)	—	—	—	—	(9.3)
Interest rate swaps at AAE (10)	—	—	—	—	(6.9)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(4.5)	$4.2	$—	$(23.8)
Net income, excluding tax adjustments and other items (non-GAAP)	$185.0	$235.9	$234.9	$205.0	$164.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2017	2016	2015	2014	2013
Diluted earnings per share (GAAP)	$12.75	$6.29	$4.69	$4.48	$3.59
Adjustments attributable to consolidated income, net of taxes:
Railcar impairment at Rail North America (1)	—	0.47	—	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (2)	(0.03)	0.04	0.13	—	—
Residual sharing settlement at Portfolio Management (3)	—	(0.74)	—	—	—
Early retirement program (4)	—	—	0.13	—	—
Income tax rate changes (5)	—	—	0.32	—	—
GATX income taxes on sale of AAE (6)	—	—	—	—	0.50
Impact of the Tax Cuts and Jobs Act enacted in 2017 (7)	(8.02)	—	—	—	—
Foreign tax credit utilization (8)	—	(0.17)	—	—	(0.08)
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (2)	—	(0.02)	0.27	—	—
Income tax rate changes (9)	—	(0.10)	(0.18)	—	(0.16)
Pre-tax gain on sale of AAE (6)	—	—	—	—	(0.20)
Interest rate swaps at AAE (10)	—	—	—	—	(0.15)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$4.70	$5.77	$5.37	$4.48	$3.50
* Sum of individual components may not be additive, due to rounding.
_______

(1)	In 2016, we recorded impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(2)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of certain investments.

(3)	Proceeds were recorded as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(4)	Expenses associated with an early retirement program offered to certain eligible employees.

(5)	Deferred income tax adjustments attributable to an increase of our effective state income tax rate.

(6)
Aggregate after-tax impact of the sale of Ahaus Alstätter Eisenbahn Cargo AG ("AAE"), a former affiliate investment, including the $3.9 million foreign credit carryforward, was a net loss of $10.0 million.

(7)
Amounts shown represent the estimated impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act ("Tax Act"), signed into law on December 22, 2017. The ultimate impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions made by GATX, additional guidance that may be issued by the U.S. Department of the Treasury, and actions that GATX may take.

(8)	Benefits attributable to the utilization of foreign tax credit carryforwards.

(9)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2016, 2015, and 2013.

(10)	Unrealized gains on AAE interest rate swaps.

	2017	2016	2015	2014	2013
Return on Equity (GAAP)	32.0%	19.6%	15.8%	15.1%	12.8%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	13.1%	18.0%	18.1%	15.1%	12.5%

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2017, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $7.3 million in 2018. Comparatively, at December 31, 2016, a hypothetical 100 basis point increase in interest rates would have resulted in a $6.1 million increase in after-tax interest expense in 2017. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2017 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2017, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2018 by $4.2 million. Comparatively, based on 2016 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2016, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2017 by $3.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1916.
Chicago, Illinois
February 21, 2018

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2017	2016
Assets
Cash and Cash Equivalents	$296.5	$307.5
Restricted Cash	3.2	3.6
Receivables
Rent and other receivables	83.4	85.9
Finance leases	136.1	147.7
Less: allowance for losses	(6.4)	(6.1)
	213.1	227.5

Operating Assets and Facilities	9,045.4	8,446.4
Less: allowance for depreciation	(2,853.3)	(2,641.7)
	6,192.1	5,804.7
Investments in Affiliated Companies	441.0	387.0
Goodwill	85.6	78.0
Other Assets	190.9	297.1
Total Assets	$7,422.4	$7,105.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$154.3	$174.8
Debt
Commercial paper and borrowings under bank credit facilities	4.3	3.8
Recourse	4,371.7	4,253.2
Capital lease obligations	12.5	14.9
	4,388.5	4,271.9
Deferred Income Taxes	853.7	1,089.4
Other Liabilities	233.2	222.1
Total Liabilities	5,629.7	5,758.2
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,083,149 and 66,953,606 Outstanding shares — 37,895,641 and 39,442,893	41.6	41.5
Additional paid in capital	698.0	687.8
Retained earnings	2,261.7	1,828.0
Accumulated other comprehensive loss	(109.6)	(211.1)
Treasury stock at cost (29,187,508 and 27,510,713 shares)	(1,099.0)	(999.0)
Total Shareholders’ Equity	1,792.7	1,347.2
Total Liabilities and Shareholders’ Equity	$7,422.4	$7,105.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2017	2016	2015
Revenues
Lease revenue	$1,098.1	$1,127.1	$1,130.1
Marine operating revenue	193.4	199.3	235.0
Other revenue	85.4	91.9	84.8
Total Revenues	1,376.9	1,418.3	1,449.9
Expenses
Maintenance expense	328.3	332.3	326.1
Marine operating expense	131.0	129.5	155.9
Depreciation expense	307.3	297.2	290.5
Operating lease expense	62.5	73.5	87.2
Other operating expense	34.4	43.8	38.4
Selling, general and administrative expense	181.5	174.7	192.4
Total Expenses	1,045.0	1,051.0	1,090.5
Other Income (Expense)
Net gain on asset dispositions	54.1	98.0	79.2
Interest expense, net	(160.5)	(148.1)	(155.1)
Other expense	(11.1)	(11.8)	(13.2)
Income before Income Taxes and Share of Affiliates’ Earnings	214.4	305.4	270.3
Income taxes	243.7	(95.7)	(110.9)
Share of affiliates’ earnings, net of taxes	43.9	47.4	45.9
Net Income	$502.0	$257.1	$205.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	93.2	(26.0)	(55.8)
Unrealized gain (loss) on securities	—	0.3	(0.6)
Unrealized gain (loss) on derivative instruments	4.8	0.6	(1.8)
Post-retirement benefit plans	3.5	12.8	7.8
Other comprehensive income (loss)	101.5	(12.3)	(50.4)
Comprehensive Income	$603.5	$244.8	$154.9

Share Data
Basic earnings per share	$12.95	$6.35	$4.76
Average number of common shares	38.8	40.5	43.1

Diluted earnings per share	$12.75	$6.29	$4.69
Average number of common shares and common share equivalents	39.4	40.9	43.8

Dividends declared per common share	$1.68	$1.60	$1.52

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2017	2016	2015
Operating Activities
Net income	$502.0	$257.1	$205.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	322.7	310.2	303.3
Change in accrued operating lease expense	(13.9)	3.0	(24.2)
Net gains on sales of assets	(52.5)	(52.9)	(99.7)
Asset impairments	8.6	38.5	33.9
Employee benefit plans	3.3	7.1	10.6
Share-based compensation	9.9	15.8	11.6
Deferred income taxes	(260.5)	72.8	90.2
Change in income taxes payable	(4.6)	(5.7)	7.4
Share of affiliates’ earnings, net of dividends	(13.7)	(12.2)	(13.7)
Other	(4.5)	(4.3)	17.1
Net cash provided by operating activities	496.8	629.4	541.8
Investing Activities
Additions to operating assets and facilities	(566.8)	(595.7)	(681.4)
Investments in affiliates	(36.6)	(25.0)	(15.5)
Portfolio investments and capital additions	(603.4)	(620.7)	(696.9)
Purchases of leased-in assets	(111.8)	(117.1)	(118.4)
Portfolio proceeds	165.6	223.7	482.2
Proceeds from sales of other assets	30.3	23.0	18.7
Proceeds from sale-leasebacks	90.6	82.5	—
Other	0.4	2.3	9.6
Net cash used in investing activities	(428.3)	(406.3)	(304.8)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	792.6	859.4	748.8
Repayments of debt (original maturities longer than 90 days)	(703.0)	(800.0)	(726.3)
Net decrease in debt with original maturities of 90 days or less	(0.3)	(3.6)	(64.5)
Payments on capital lease obligations	(2.4)	(3.6)	(2.7)
Stock repurchases	(100.0)	(120.1)	(125.4)
Dividends	(68.2)	(67.4)	(68.2)
Other	(2.6)	4.8	1.8
Net cash used in financing activities	(83.9)	(130.5)	(236.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.0	(1.2)	(5.2)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the year	(11.4)	91.4	(4.7)
Cash, Cash Equivalents, and Restricted Cash at beginning of year	311.1	219.7	224.4
Cash, Cash Equivalents, and Restricted Cash at end of year	$299.7	$311.1	$219.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2017	2017	2016	2016	2015	2015
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	67.0	$41.5	66.8	$41.5	66.6	$41.4
Issuance of common stock	0.1	0.1	0.2	—	0.2	0.1
Balance at end of year	67.1	41.6	67.0	41.5	66.8	41.5
Treasury Stock
Balance at beginning of year	(27.5)	(999.0)	(24.8)	(878.9)	(22.4)	(753.5)
Stock repurchases	(1.7)	(100.0)	(2.7)	(120.1)	(2.4)	(125.4)
Balance at end of year	(29.2)	(1,099.0)	(27.5)	(999.0)	(24.8)	(878.9)
Additional Paid In Capital
Balance at beginning of year		687.8		677.4		672.8
Share-based compensation effects		10.0		10.4		4.6
Cumulative impact of accounting standard adoption		0.2		—		—
Balance at end of year		698.0		687.8		677.4
Retained Earnings
Balance at beginning of year		1,828.0		1,639.0		1,501.7
Net income		502.0		257.1		205.3
Dividends declared		(68.2)		(68.1)		(68.0)
Cumulative impact of accounting standard adoption		(0.1)		—		—
Balance at end of year		2,261.7		1,828.0		1,639.0
Accumulated Other Comprehensive Loss
Balance at beginning of year		(211.1)		(198.8)		(148.4)
Other comprehensive income (loss)		101.5		(12.3)		(50.4)
Balance at end of year		(109.6)		(211.1)		(198.8)
Total Shareholders’ Equity		$1,792.7		$1,347.2		$1,280.2

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

NOTE 2. Accounting Changes

Change in Accounting Estimate

At the end of 2015, we changed the approach used to measure service and interest costs for pension and other postretirement benefits. In prior years, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016 and 2017, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have applied it on a prospective basis. Our adoption of the full yield curve approach reduced 2016 service and interest cost by approximately $4.5 million ($2.8 million after-tax) as compared to the previous method.

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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
	The new guidance was effective for us in the first quarter of 2017.	Application of the new guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Adopted (Continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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
We adopted this guidance as of January 1, 2017.

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
We adopted the new guidance in 2017 using the retrospective method.

Application of the new guidance required reclassification of certain cash flows within operating activities to investing and financing activities on the consolidated statements of cash flows.

Adoption of this new standard did not have a material impact on our financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Adopted (Continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the classification and presentation of changes in restricted cash on the statement of cash flows.
We adopted the new guidance as of January 1, 2017, using the retrospective method.

Application of the new guidance requires presentation of restricted cash together with cash and cash equivalents on the consolidated statements of cash flows and eliminates the disclosure of the related changes in restricted cash within investing activities.

Adoption of this new standard did not have a material impact on our financial statements.

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

We have completed our review of all other revenue sources in scope for the new standard, and marine operating revenue is our largest component. In accordance with the new standard, the basis for determining revenue allocable to in-process shipments will be modified; however, the impact will not have a material impact on our financial statements.

Also, the net cumulative effect of this change will be immaterial to retained earnings as of January 1, 2018.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees.

The new guidance is effective for us in the first quarter of 2019 with early adoption permitted.

We plan to adopt this guidance on January 1, 2019, using a modified retrospective transition method, and we expect to utilize the package of optional practical expedients as provided in the standard.
We continue to assess the effect the new guidance will have on our consolidated financial statements and related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted (Continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
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
	The new guidance is effective for us in the first quarter of 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2018, applying the modified retrospective method.	We have completed our review for the new standard and have concluded the new guidance will not have a material impact on our financial statements.
Compensation

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies how an entity must present service costs and other components of net benefit cost.

The new guidance is effective for us in the first quarter of 2018, with early adoption permitted. We plan to adopt this guidance on January 1, 2018, applying the retrospective method, and we expect to elect the optional practical expedient.
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
	The update to the standard is effective for us beginning in the first quarter of 2019, with early adoption permitted in any interim period.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted (Continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement Reporting - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of certain stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income to Retained Earnings.  The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates recorded for the applicable AOCI components.

This guidance is effective for us in the first quarter of 2019, with early adoption permitted if financial statements have not yet been issued or made available for issuance. We plan to adopt the new guidance in the first quarter of 2018.

We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

NOTE 3. Significant Accounting Policies

Basis of Presentation

We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain prior year amounts have been reclassified to conform to the 2017 presentation.

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

Revenue Recognition

Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to executory costs, such as maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts and are unable to separate executory costs from full-service lease revenue. Operating lease revenue, including amounts related to executory costs, is recognized on a straight-line basis over the term of the underlying lease. As a result, we may not recognize lease revenue in the same period as maintenance and other executory costs, which we expense as incurred. Contingent rents are recognized when the contingency is resolved. Revenue is not recognized if collectability is not reasonably assured. See "Note 5. Leases."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finance Lease Revenue

In certain cases, we lease railcars and other operating assets that, at lease inception, are classified as finance leases. We recognize unearned income as lease revenue using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount that the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset.

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

Other Revenue

We include customer liability repair revenue, utilization income, fee income, interest on loans, and other miscellaneous revenues in other revenue. We recognize these revenues when earned, which is generally when we perform the related services.

Cash and Cash Equivalents

We classify all highly liquid investments with a maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to contractually required cash amounts we maintain for one wholly owned special purpose limited liability company.

Finance Lease Receivables

We record a gross lease payment receivable and an estimated residual value, net of unearned income, for our finance leases. For sales-type leases, we may also recognize a gain or loss in the period the lease is recorded. Gross lease payment receivables are the rents we expect to receive through the end of the lease term for a leased asset. Estimated residual values are our estimates of value of an asset at the end of a finance lease term. We review our estimates of residual values annually or whenever circumstances indicate that residual values may have declined. Other-than-temporary declines in value are recognized as impairments.

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with reservable assets. Reservable assets are divided into two categories: rent and other receivables, which includes short-term trade billings, and loans and finance lease receivables.

Our loss reserves for rent and other receivables are based on historical loss experience and judgments about the impact of economic conditions, the state of the markets we operate in, and collateral values, if applicable. In addition, we may establish specific reserves for known troubled accounts. We evaluate reserve estimates for loans and finance lease receivables on a customer-specific basis, considering each customer's particular credit situation. We also consider the factors we use to evaluate rent and other receivables, which are outlined above.

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2017. We believe that the allowance is adequate to cover losses inherent in our reservable assets

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as of December 31, 2017. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 17. Allowance for Losses."

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

We review our operating assets and facilities for impairment annually, or if circumstances indicate that the carrying amount of those assets may not be recoverable. We evaluate the recoverability of assets to be held and used by comparing the carrying amount of the asset to the undiscounted future net cash flows we expect the asset to generate. If we determine an asset is impaired, we recognize an impairment loss equal to the amount the carrying amount exceeds the asset’s fair value. We classify assets we plan to sell or otherwise dispose of as held for sale, provided they meet specified accounting criteria, and we record those assets at the lower of their carrying amount or fair value less costs to sell. See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses and assets held for sale.

Investments in Affiliates

We use the equity method to account for investments in joint ventures and other unconsolidated entities if we have the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, we record our initial investments in these entities at cost and subsequently adjust the investment for our share of the affiliates’ undistributed earnings (losses), and distributions. We include loans to and from affiliates as part of our investment in the affiliate and include interest on any such loans in our share of the affiliates’ earnings. We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If we determine an investment is impaired on an other-than-temporary basis, we record a loss equal to the difference between the fair value of the investment and its carrying amount. See "Note 6. Investments in Affiliated Companies."

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

Goodwill

We recognize goodwill when the consideration paid to acquire a business exceeds the fair value of the net assets acquired.  We assign goodwill to the same reporting unit as the net assets of the acquired business and we assess our goodwill for impairment on an annual basis in the fourth quarter, or if impairment indicators are present. If the carrying amount of the applicable reporting unit exceeds its fair value, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. We record an impairment

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loss if the carrying amount of goodwill exceeds its implied fair value. The fair values of our reporting units are determined using discounted cash flow models. See "Note 16. Goodwill."

Inventory

Our inventory consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. During 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted which included, among many comprehensive and complex provisions, a reduction of the U.S. corporate tax rate from 35 percent to 21 percent. As a result, we recorded a one-time non-cash net tax benefit of $315.9 million which represents our provisional estimate of the impact of the Tax Act. We will continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions we may take. Provisions for income taxes in any given period differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, however, we have not recognized a tax benefit in the financial statements for those items. We include our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 12. Income Taxes."

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

We recognize all derivative instruments at fair value and classify them on the balance sheet as either other assets or other liabilities. We generally base the classification of derivative activity in the statements of comprehensive income and cash flows on the nature of the hedged item. For derivatives we designate as fair value hedges, we recognize changes in the fair value of both the derivative and the hedged item in earnings. For derivatives we designate as cash flow hedges, we record the effective portion of the change in the fair value of the derivative as part of other comprehensive income (loss), and we recognize those changes in earnings in the period the hedged transaction affects earnings. We recognize any ineffective portion of the change in the fair value of the derivative immediately in earnings. Although we do not hold or issue derivative financial instruments for purposes other than hedging, we may not designate certain derivatives as accounting hedges. We recognize changes in the fair value of these derivatives in earnings immediately. We classify gains and losses

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on derivatives that are not designated as hedges as other expenses, and we include the related cash flows in cash flows from operating activities. See "Note 8. Fair Value Disclosure."

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net gains (losses) recognized were $6.0 million, $(3.8) million and $1.1 million for 2017, 2016, and 2015.

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

Share-Based Compensation

We base our measurement of share-based compensation expense on the grant date fair value of an award, and we recognize the expense over the requisite service period. Forfeitures are recorded when they occur. See "Note 11. Share-Based Compensation."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Gain on Asset Dispositions

Net gain on dispositions includes gains and losses on sales of operating assets and residual sharing income, which we also refer to as asset remarketing income; non-remarketing disposition gains, primarily from scrapping of railcars; and asset impairment losses. We recognize disposition gains, including non-remarketing gains, upon completion of the sale or scrapping of operating assets. Residual sharing income includes fees we receive from the sale of managed assets and assets subject to residual value guarantees, and we recognize these fees upon completion of the underlying transactions.

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2017	2016	2015
Net disposition gains	$44.1	$49.7	$90.3
Residual sharing income	10.2	83.6	13.4
Non-remarketing net disposition gains	8.4	3.2	9.4
Asset impairment losses (1)	(8.6)	(38.5)	(33.9)
Net Gain on Asset Dispositions	$54.1	$98.0	$79.2
__________
(1) See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $3.1 million in 2017, $1.9 million in 2016, and $1.1 million in 2015.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2017	2016	2015
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$154.6	$145.4	$144.4
Income taxes paid, net	21.5	28.6	13.3

	2017	2016	2015
Noncash Investing Transactions (in millions)
Purchase of leased-in assets (2)	$11.6	$—	$—
Capital lease (3)	$—	$—	$17.8
________
(1) Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.
(2) In 2017, we acquired 1,224 railcars that were previously on operating lease for a cash payment of $20.7 million and assumed a debt obligation in the amount of $11.6 million.
(3) In 2015, we acquired all of the rights and obligations of 157 railcars, classified as a capital lease in the amount of $17.8 million, which included the assumption of a capital lease obligation in the amount of $14.8 million.

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2017	2016
Total contractual lease payments receivable	$140.3	$164.4
Estimated unguaranteed residual value of leased assets	58.3	59.0
Unearned income	(62.5)	(75.7)
Finance leases	$136.1	$147.7

Usage rents

We base lease revenue for certain operating leases on equipment usage. Lease revenue from such usage rents was $64.5 million in 2017, $74.5 million in 2016, and $91.2 million in 2015. The decreases in 2017 and 2016 were driven by the redeployment of certain boxcars from utilization leases to fixed term leases.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2017 (in millions):

	Finance Leases	Operating Leases (1)	Total
2018	$21.1	$947.7	$968.8
2019	21.1	755.8	776.9
2020	20.6	589.9	610.5
2021	19.9	424.8	444.7
2022	28.8	302.8	331.6
Years thereafter	28.8	524.8	553.6
	$140.3	$3,545.8	$3,686.1
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2017	2016
Railcars	$19.3	$18.9
Marine vessels (1)	—	62.1
Less: allowance for depreciation	(1.6)	(61.6)
	$17.7	$19.4
________

(1)	During 2017, ASC purchased the vessel previously classified as a capital lease.

Operating Leases

We lease assets that are closely associated with our revenue generating operations. At December 31, 2017, we leased approximately 10,100 railcars at Rail North America. During 2017, ASC returned two vessels that were previously on operating leases. In addition, we lease office facilities and other general purpose equipment. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $67.4 million in 2017, $77.6 million in 2016, and $91.2 million in 2015.

Lease Obligations

For some leases, we have the option to renew the leases or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our future contractual rental payments due under noncancelable leases as of December 31, 2017 (in millions):

	Capital Leases	Operating Leases
2018	$1.6	$90.6
2019	11.6	68.7
2020	—	67.4
2021	—	61.3
2022	—	52.9
Years thereafter	—	273.7
	$13.2	$614.6
Less: amounts representing interest	(0.7)
Present value of future contractual capital lease payments	$12.5

NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines, as well as companies offering lease financing and related services for customers operating rail assets. Loan amounts included in investments in affiliated companies were $6.5 million as of December 31, 2017 and $9.7 million as of December 31, 2016.

During 2017, we recorded an impairment loss of $3.0 million to reflect a decline in the value of the railcars remaining in the Adler fleet.

In 2015, as a result of our decision to exit the majority of our marine investments within our Portfolio Management segment, we recorded a $19.0 million impairment loss and then sold our 50% interest in the Cardinal Marine joint venture. We received aggregate cash proceeds of $24.7 million from this sale. In 2016 and 2017, we recognized gains of $1.0 million and $1.1 million resulting from additional contingent proceeds received as part of the sale.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2017 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$434.2	50.0%
Adler Funding LLC	Rail North America	6.5	12.5%
Southern Capital Corporation LLC	Rail North America	0.3	50.0%
Investments in Affiliated Companies		$441.0
__________
(1) Combined investment balances of sixteen separate joint ventures (collectively, the "RRPF affiliates").

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our share of affiliates’ pre-tax income by segment for the years ending December 31 (in millions):

	2017	2016	2015
Rail North America (1)	$(2.4)	$0.5	$0.5
Rail International	(0.1)	(0.2)	(0.3)
Portfolio Management (2)	58.4	52.8	45.2
Share of affiliates' pre-tax income	55.9	53.1	45.4
Income taxes	(12.0)	(5.7)	0.5
Share of Affiliates' Income	$43.9	$47.4	$45.9
__________
(1) Amount for 2017 is net of impairment losses of $3.0 million.
(2) Amount for 2015 is net of impairment losses of $19.0 million.

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (1)
	2017	2016	2015	2017	2016	2015
Rail North America	$—	$—	$—	$0.7	$1.5	$5.1
Portfolio Management	36.6	25.0	15.5	30.2	35.2	32.2
Total	$36.6	$25.0	$15.5	$30.9	$36.7	$37.3
__________
(1) Cash distributions exclude proceeds from sales of affiliates of $2.3 million in 2017, $1.0 million in 2016, and $24.7 million in 2015.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2017	2016	2015
Revenues	$350.7	$333.7	$339.3
Net gains on sales of assets	27.4	23.6	37.6
Net income	100.4	99.3	121.4

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2017	2016
Current assets	$144.8	$254.1
Noncurrent assets	3,847.2	3,363.6
Total assets	$3,992.0	$3,617.7

Current liabilities	$446.8	$551.0
Noncurrent liabilities	2,704.9	2,341.4
Shareholders’ equity	840.3	725.3
Total liabilities and shareholders' equity	$3,992.0	$3,617.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Data for the RRPF Affiliates

As noted above, our affiliate investments include 50% interests in each of the RRPF affiliates, a group of sixteen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 432 aircraft engines at December 31, 2017, of which 229 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $44.8 million in 2017, $46.6 million in 2016, and $58.4 million in 2015.

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2017	2016	2015
Lease revenue from third parties	$168.8	$173.7	$191.4
Lease revenue from Rolls-Royce	176.0	150.2	138.7
Depreciation expense	(176.4)	(171.6)	(166.1)
Interest expense	(64.3)	(59.2)	(56.7)
Other expenses	(8.9)	(8.0)	(8.8)
Net gains on sales of assets	20.5	19.1	33.1
Income before income taxes	115.7	104.2	131.6
Income tax benefits (provision) (1)	(13.2)	(6.9)	(9.0)
Net income	$102.5	$97.3	$122.6
_________

(1)
Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Several of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level. Amounts shown for 2016 and 2015 are net of income tax benefits of approximately $7.8 million and $15.4 million, attributable to statutory rate decreases enacted in the United Kingdom.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2017	2016
Current assets	$135.3	$241.3
Noncurrent assets, including operating assets, net of accumulated depreciation of $943.5 and $1,007.4 (a)	3,772.4	3,281.9
Total assets	$3,907.7	$3,523.2

Current liabilities, excluding debt	$53.9	$127.3
Debt obligations, net of adjustments for hedges	2,751.1	2,452.9
Other liabilities	274.1	233.8
Shareholders’ equity	828.6	709.2
Total liabilities and shareholders' equity	$3,907.7	$3,523.2
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2017 (in millions):

	Rolls-Royce	Third Parties	Total
2018	$210.2	$153.2	$363.4
2019	203.4	129.1	332.5
2020	185.2	113.9	299.1
2021	158.9	93.1	252.0
2022	148.6	79.7	228.3
Thereafter	465.9	214.0	679.9
Total	$1,372.2	$783.0	$2,155.2

The following table shows maturities of debt obligations of the RRPF affiliates as of December 31, 2017 (in millions):

2018 (1)	$389.4
2019	81.3
2020	494.7
2021	584.4
2022	310.0
Thereafter	894.0
Total debt principal (2)	$2,753.8
_______
(1) Includes $320.5 million related to bridge financing that is expected to be repaid and replaced by long-term financing in April, 2018.
(2) All debt obligations are nonrecourse to the shareholders.

NOTE 7. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2017	2016
Balance	$4.3	$3.8
Weighted average interest rate	1.02%	1.02%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2017	2016
Recourse Fixed Rate Debt
Secured (1)	08/28/96	02/28/18	7.86%	$11.6	$—
Unsecured	03/19/13	07/30/18	2.38%	250.0	250.0
Unsecured	12/27/10	10/31/18	3.84%	12.0	10.5
Unsecured (2)	11/29/10	11/30/18	3.70%	3.0	5.3
Unsecured	01/30/15	12/31/18	1.20%	60.0	52.6
Unsecured	11/19/13	03/15/19	2.50%	300.0	300.0
Unsecured	03/04/14	07/30/19	2.50%	250.0	250.0
Unsecured	10/31/14	03/30/20	2.60%	250.0	250.0
Unsecured	02/06/15	03/30/20	2.60%	100.0	100.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured	02/09/17	03/30/27	3.85%	300.0	—
Unsecured	11/02/17	03/15/28	3.50%	300.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	05/16/16	05/30/66	5.63%	150.0	150.0
Unsecured	02/06/08	02/15/18	6.00%	—	200.0
Unsecured	03/04/14	03/04/17	1.25%	—	300.0
Total recourse fixed rate debt				$3,986.6	$3,868.4

Recourse Floating Rate Debt
Unsecured	11/06/17	11/05/21	2.11%	$200.0	$—
Unsecured	12/20/16	12/20/21	0.85%	66.0	57.8
Unsecured	08/28/14	08/28/24	2.78%	100.0	100.0
Unsecured	09/23/15	09/23/25	2.93%	60.0	60.0
Unsecured	03/02/16	03/02/21	2.57%	—	200.0
Total recourse floating rate debt				$426.0	$417.8
Total debt principal				$4,412.6	$4,286.2
Unamortized debt discount and debt issuance costs				(36.2)	(33.6)
Debt adjustment for fair value hedges				(4.7)	0.6
Total Debt				$4,371.7	$4,253.2
__________
(1) During 2017, we assumed this debt as part of a transaction to acquire railcars that were previously leased.
(2) Amount shown includes scheduled principal payments prior to the final maturity.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2017 (in millions):

2018	$336.6
2019	550.0
2020	350.0
2021	566.0
2022	250.0
Thereafter	2,360.0
Total debt principal	$4,412.6

At December 31, 2017, $319.1 million of our operating assets were pledged as collateral for certain of our debt obligations and our secured credit facility.

Shelf Registration Statement

During 2016, we filed a shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Credit Lines and Facilities

At December 31, 2017, we have a $600 million 5-year unsecured revolving credit facility in the U.S. that matures in May 2022. The full $600 million was available under the facility at December 31, 2017. In addition we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of December 31, 2017, the full $250 million was available under this facility.

Annual commitment fees for GATX's credit facilities were $2.0 million for 2017, $1.5 million for 2016, and $1.0 million for 2015.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.4 for the period ended December 31, 2017, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2017, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2017, this limit was $1,415.5 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2017, we were in compliance with all covenants and conditions of the indentures.

The loan agreements for our European rail subsidiaries ( "GATX Rail Europe" or "GRE") also contain restrictive covenants, including leverage and cash flow covenants specific to those subsidiaries, restrictions on making loans, and limitations on the ability of those subsidiaries to repay loans or to distribute capital to certain related parties (including GATX, the U.S. parent company). These covenants effectively limit GRE's ability to transfer funds to us. At December 31, 2017, the maximum amount that GRE could transfer to us without violating its covenants was $259.1 million, effectively restricting $398.3 million of subsidiary net assets. At December 31, 2017, GRE was in compliance with all covenants and conditions of these loan agreements.

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	1.2	—	1.2	—
Liabilities
Interest rate derivatives (1)	4.7	—	4.7	—
Foreign exchange rate derivatives (1)	27.7	—	27.7	—
Foreign exchange rate derivatives (2)	6.9	—	6.9	—

Assets	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$2.9	$—	$2.9	$—
Foreign exchange rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (2)	1.3	—	1.3	—
Liabilities
Interest rate derivatives (1)	0.1	—	0.1	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. The fair value of assets held at December 31 that were subject to non-recurring Level 3 fair value measurements was $32.2 million and $106.6 million for 2017 and 2016. See "Note 9. Asset Impairments and Assets Held for Sale" for further information about our impairment losses.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had ten instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2017 that mature from 2018 to 2022 and eight instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2016 with maturities ranging from 2017 to 2020.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had five instruments outstanding with an aggregate notional amount of $285.6 million as of December 31, 2017 that mature from 2019 to 2022 and nine instruments outstanding with an aggregate notional amount of $412.1 million as of December 31, 2016 with maturities ranging from 2017 to 2022. Within the next 12 months, we expect to reclassify $4.3 million ($2.7 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2017 was $32.4 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Loss (Gain) Recognized	2017	2016	2015
Fair value hedges (1)	Interest expense	$5.3	$0.8	$(0.8)
Cash flow hedges	Other comprehensive loss (effective portion)	(41.5)	4.9	5.3
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	6.8	6.9	5.6
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	1.1	0.3
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	38.9	(11.9)	(6.9)
Non-designated (3)	Other (income) expense	8.0	(2.6)	(6.1)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
For each of 2017, 2016 and 2015, includes (income) expense on foreign currency derivatives that are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in Other (income) expense.

(3)
For 2015, includes $5.1 million of gains on foreign currency derivatives which substantially offset losses from foreign currency remeasurement adjustments from a euro-denominated loan attributable to the sale of an affiliate in a prior year, also recognized in Other (income) expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2017	2017	2016	2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Investment funds	$0.6	$1.2	$0.6	$1.2
Loans	—	—	6.2	6.2
Liabilities
Recourse fixed rate debt	$3,971.2	$4,089.1	$3,858.5	$3,852.6
Recourse floating rate debt	426.0	428.7	417.8	412.2

NOTE 9. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment maybe present. The following table summarizes the components of asset impairments for the years ending December 31 (in millions):

	2017	2016	2015
Attributable to Consolidated Assets
Rail North America - certain railcars in flammable service	$—	$29.8	$—
Portfolio Management - marine assets to be sold	—	6.7	30.8
Other	8.6	2.0	3.1
Total	$8.6	$38.5	$33.9

Attributable to Affiliate Investments
Rail North America	$3.0	$—	$—
Portfolio Management	$—	$—	$19.0

In 2015, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) and Transport Canada ("TC") each issued rules that established new design standards for tank cars utilized in flammable liquids service in North America. In addition to setting standards for newly built tank cars, the regulations established guidelines for modifying existing tank cars utilized in certain flammable liquids service and deadlines for modifying or removing those cars from service. The deadlines range from November 2016 to May 2029, depending on the type of car and the nature of commodity carried. The PHMSA rule was subsequently modified by legislation adopted by Congress, and in August 2016, PHMSA amended its earlier rule to incorporate the legislative mandates into the final rule, which included expanded retrofit requirements and a shorter phase out period for the older tank cars.

During 2016, excess railcar supply, muted demand for certain railcar types, and increased railroad efficiency combined to put pressure on lease rates for most car types. Within the flammable tank car market, the challenge of keeping existing tank cars in service was compounded by the increased availability of newer cars with enhanced designs, including those that comply with the new regulations,

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to serve this market. Further, our expectations of redeploying certain tank cars in flammable service into nonflammable service diminished as a substantial oversupply of tank cars developed to serve these alternative markets. We expected those conditions to continue and potentially worsen. As a result of those changed expectations, we believed indicators of impairment were present for certain tank cars impacted by the new regulations, and a comprehensive impairment analysis was completed.

While all railcars subject to the new regulations were reviewed, approximately 2,400 railcars with a carrying value of approximately $90 million were determined to be most vulnerable based on their age, configuration, and carrying values. For purposes of this review, we modeled multiple scenarios of net cash flows using a range of assumptions, including revised estimated useful lives for these railcars. Based on this analysis, we concluded that our carrying values exceeded our estimates of projected undiscounted cash flows, indicating an impairment for this group of railcars. The market for this group of railcars is fairly illiquid, given the circumstances noted above. Accordingly, the fair value of this railcar group was estimated based on discounting our estimated cash flows using a discount rate we believe reflected the applicable return for typical buyers and sellers of these types of assets. Concurrently with this analysis, we entered into an agreement to sell approximately 400 of these railcars, for total proceeds consistent with our valuations. As a result, we recorded impairment losses of $29.8 million related to these tank cars, of which $5.8 million was attributable to assets held for sale. The total carrying value of assets held for sale at Rail North America was $43.9 million at December 31, 2016, including the impaired tank cars that were written down to their expected net sales proceeds. Lastly, we shortened the depreciable lives for these tank cars consistent with our revised expectations, beginning January 1, 2017; however, the impact of adjusting the useful lives for these assets was not material to subsequent financial results.

In 2015, we made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), certain inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result of this decision, we recorded impairment losses of $6.7 million and $30.8 million in 2016 and 2015 related to certain of the consolidated marine assets. Initial impairment losses recorded in 2015 were determined by adjusting the assets classified as held for sale to the lower of their respective carrying amounts or fair value less costs to sell. Subsequent impairment losses in 2016 were recorded, based on final disposition results and revised estimates of expected net sales proceeds for assets that remained classified as held for sale at December 31, 2016. Additionally, Portfolio Management recorded impairment losses of $19.0 million in 2015 related to our 50% interest in the Cardinal Marine joint venture, based on expected proceeds from the final sale of this investment, which was completed in 2015. As of December 31, 2017, we completed the sales of all of the planned marine assets that were previously classified as held for sale. In 2017, 2016 and 2015 disposition gains of $1.8 million, $5.2 million, and $21.6 million were realized from the sale of these marine assets.

Other impairment losses recorded in each year on consolidated assets were primarily attributable to railcars we have retired early due to excess damage or functional obsolescence and designated for scrap.

In 2017, an impairment loss of $3.0 million attributable to affiliate investments was related to our investment in Adler Funding LLC, resulting from a decline in the value of certain railcars in the fleet.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net (loss) gains on asset dispositions, and impairment losses related to affiliate investments were recorded in share of affiliates' earnings.

The following table summarizes the components of assets held for sale at December 31 (in millions):

	2017	2016
Rail North America	$4.5	$43.9
Portfolio Management	—	45.6
Total	$4.5	$89.5

All assets classified as held for sale at December 31, 2017 are expected to be sold in 2018.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2015, we offered an early retirement program for certain eligible employees, effective in 2016. This program provided enhanced benefits to the employees that elected to participate and provided the option for employees to receive their pension benefits as a lump sum payment or as an annuity. Special termination benefits of $9.0 million resulting from this program were recognized as a one-time expense in 2015. In 2016, we recorded a settlement accounting expense of $6.1 million attributable to lump sum payments elected by the eligible retirees as part of the program.

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$464.4	$475.0	$30.3	$35.0
Service cost	6.5	6.1	0.2	0.2
Interest cost	15.4	15.3	1.1	0.9
Actuarial loss (gain)	34.8	18.3	5.5	(3.0)
Benefits paid	(44.2)	(44.5)	(3.4)	(2.8)
Effect of foreign exchange rate changes	3.2	(5.8)	—	—
Benefit obligation at end of year	$480.1	$464.4	$33.7	$30.3
Change in Fair Value of Plan Assets
Plan assets at beginning of year	413.5	416.1	—	—
Actual return on plan assets	61.3	45.8	—	—
Effect of exchange rate changes	3.4	(6.1)	—	—
Company contributions	1.6	2.2	3.4	2.8
Benefits paid	(44.2)	(44.5)	(3.4)	(2.8)
Plan assets at end of year	$435.6	$413.5	$—	$—
Funded Status at end of year	$(44.5)	$(50.9)	$(33.7)	$(30.3)
Amount Recognized
Other liabilities and other assets (net)	$(44.5)	$(50.9)	$(33.7)	$(30.3)
Accumulated other comprehensive loss:
Net actuarial loss (gain)	132.5	144.1	2.8	(2.9)
Prior service credit	(0.1)	(0.1)	(1.6)	(1.8)
Accumulated other comprehensive loss (gain)	132.4	144.0	1.2	(4.7)
Total recognized	$87.9	$93.1	$(32.5)	$(35.0)
After-tax amount recognized in accumulated other comprehensive loss (gain)	$82.7	$90.0	$0.9	$(2.9)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate accumulated benefit obligation for the defined benefit pension plans was $457.0 million at December 31, 2017 and $441.8 million at December 31, 2016.

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2017	2016
Projected benefit obligations	$350.7	$430.8
Fair value of plan assets	299.9	378.8

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2017	2016
Accumulated benefit obligations	$37.1	$126.4
Fair value of plan assets	—	94.4

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2017 Pension Benefits	2016 Pension Benefits	2015 Pension Benefits	2017 Retiree Health and Life	2016 Retiree Health and Life	2015 Retiree Health and Life
Service cost	$6.5	$6.1	$7.4	$0.2	$0.2	$0.2
Interest cost	15.4	15.3	19.6	1.1	0.9	1.3
Expected return on plan assets	(24.0)	(25.6)	(25.8)	—	—	—
Settlement accounting adjustment	0.2	6.1	7.3	—	—	1.7
Amortization of:
Unrecognized prior service credit	—	(1.0)	(1.0)	(0.2)	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	9.3	10.5	14.8	(0.3)	(0.3)	(0.2)
Net periodic cost	$7.4	$11.4	$22.3	$0.8	$0.6	$2.9

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2018 from amounts recorded in accumulated comprehensive loss (gain) as of December 31, 2017 (in millions):

	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss	$9.9	$—
Unrecognized prior service credit	—	(0.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2017	2016
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	3.68%	4.22%
Discount rate — salaried unfunded plans	3.07% - 3.45%	3.24% - 3.83%
Discount rate — hourly funded plan	3.73%	4.30%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plans	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	4.23%	4.47%
Discount rate — hourly funded plan	4.31%	4.52%
Expected return on plan assets — salaried funded plan	6.25%	6.80%
Expected return on plan assets — hourly funded plan	6.15%	6.75%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plan	N/A	N/A
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	2.40%	2.60%
Rate of pension-in-payment increases	3.10%	3.20%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	2.60%	3.60%
Expected return on plan assets	4.20%	4.80%
Rate of pension-in-payment increases	3.20%	3.00%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - salaried health (1)	N/A	3.78%
Discount rate - hourly health (1)	N/A	4.09%
Discount rate - combined health (1)	3.40%	N/A
Discount rate - salaried life insurance (1)	N/A	4.18%
Discount rate - hourly life insurance (1)	N/A	3.83%
Discount rate - combined life insurance (1)	3.66%	N/A
Rate of compensation increases	N/A	N/A
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	3.67%	3.94%
Discount rate - hourly health	4.00%	4.31%
Discount rate - salaried life insurance	4.19%	4.41%
Discount rate - hourly life insurance	3.84%	4.06%
Rate of compensation increases	N/A	N/A
__________

(1)	In 2017, the salaried and hourly plans for health and life insurance were combined.

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

	2017	2016
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims - pre age 65	6.70%	6.60%
Medical claims - post age 65	4.90%	5.80%
Prescription drugs claims - pre age 65	11.10%	9.30%
Prescription drugs claims - post age 65	11.10%	9.80%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2025	2022
Prescription drugs claims	2025	2024

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has an effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2017 and the post-retirement benefit obligation as of December 31, 2017 (in millions) :

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	1.1	(1.0)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2017 and 2016, and current target asset allocation for 2018, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2017	2016
Asset Category
Equity securities	50.7%	50.7%	53.1%
Debt securities	45.5%	44.8%	41.2%
Real estate	3.8%	3.7%	4.6%
Cash	—%	0.8%	1.1%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2017	2016
Asset Category
Equity securities	38.2%	39.4%	48.6%
Debt securities	58.0%	56.8%	45.4%
Real estate	3.8%	3.7%	5.9%
Cash	—%	0.1%	0.1%
	100.0%	100.0%	100.0%

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2017 and 2016, and current target asset allocation for 2018, by asset category:

		Plan Assets at December 31
	Target	2017	2016
Asset Category
Equity securities	36.8%	36.0%	37.7%
Debt securities	63.2%	64.0%	62.3%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the fair value of our pension plan assets as of December 31 (in millions):

	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at net asset value (1):
Short-term investment funds	$2.6	$2.6	$—	$—
Common stock collective trust funds	204.1
Fixed income group trust	211.0
Real estate collective trust funds	14.8
Loan fund	3.1
Total	$435.6	$2.6	$—	$—

	Total December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at net asset value (1):
Short-term investment funds	$3.1	$3.1	$—	$—
Common stock collective trust funds	210.4
Fixed income group trust	151.4
Real estate collective trust funds	18.7
Loan fund	29.9
Total	$413.5	$3.1	$—	$—
_______

(1)
In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2017 and 2016.

Short-term investment funds

We value short-term investment funds based on the closing net asset values ("NAV") quoted by the funds. Short-term investment funds are highly liquid investments in obligations of the U.S. Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment funds have no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The funds seek to provide safety of principal, daily liquidity, and a competitive yield over the long term.

Common stock

We value common stock traded in an active market at the last reported sales price on the last business day of the plan year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common stock collective trust funds, fixed income collective trust funds, and fixed income group trust

We value common stock collective trust funds, fixed income collective trust funds, and fixed income group trusts based on the closing NAV prices quoted by the funds. None of the collective trusts or the group trust have unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings. The group trust seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the long-term domestic investment grade credit bond market.

Real estate collective trust funds

We value real estate collective trust funds based on the NAV provided by the funds' administrators. A lack of liquidity in the funds may limit or delay redemptions. The investment objective of the real estate funds, which are diversified by location and property type, is long-term return through property appreciation, current income, and timely sales.

Loan fund

The loan fund is a limited liability company ("LLC") and is valued using the NAV provided by the administrator of the fund. As of December 31, 2017, the GATX Master Trust held investments in one LLC. Generally, capital may be withdrawn as of the last day of the month upon written notice given on no later than 30 days prior to the withdrawal date. The investment manager may determine in its discretion to allow withdrawals on any such other date. The LLC fund seeks to achieve risk-adjusted total returns by buying and selling investments that are anticipated to have a primarily bank loan focus. Investments will be primarily in debt securities of midsize and large capitalizations. There are no unfunded commitments.

The primary investing objective of the pension plans is to provide benefits to plan participants and their beneficiaries. To achieve this goal, we invest in a diversified portfolio of equities, debt, and real estate investments to maximize return and to keep long-term investment risk at a reasonable level. Equity investments are diversified across U.S. and non-U.S. stocks, growth and value stocks, and small cap and large cap stocks. Debt securities are predominately investments in long-term, investment-grade corporate bonds. Real estate investments include investments in funds that are diversified by location and property type.

On a timely basis, but not less than twice a year, we formally review pension plan investments to ensure we adhere to investment guidelines and our stated investment approach. Our review also evaluates the reasonableness of our investment decisions and risk positions. We compare our investments' performance to indices and peers to determine if investment performance has been acceptable.

In 2018, we expect to contribute approximately $6.4 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service, as appropriate, we expect the plans to pay (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2018	$27.4	$3.0	$3.4
2019	27.7	3.6	3.4
2020	27.7	3.9	3.2
2021	28.0	3.9	3.0
2022	28.1	4.4	2.8
Years 2023-2027	142.5	20.3	11.4
Total	$281.4	$39.1	$27.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to our defined benefit plans, we have two 401(k) retirement plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $1.9 million for 2017, $1.8 million for 2016, and $1.9 million for 2015.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.
The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2017	2016	2015
American Maritime Officers Pension Plan (1)	13-1969709-001	Endangered-Yellow	$2.3	$1.2	$1.4	February 7, 2021
Other multiemployer post-retirement plans			6.1	5.9	6.8
Total			$8.4	$7.1	$8.2
_______

(1)
Our contributions represented more than 5% of the total contributions to the plan during each year and no surcharge was imposed for any year. The actuary for the American Maritime Officers Pension Plan certified that the plan is in endangered status (i.e. “yellow zone” as defined by the Pension Protection Act of 2006) for the plan year beginning October 1, 2013, because of funding or liquidity problems, or both. A rehabilitation plan, as defined by the Employee Retirement Security Act of 1974, was instituted under which certain adjustable benefits were reduced or eliminated, and we are required to contribute at a negotiated rate per day worked by each employee.

NOTE 11. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2017, 6.8 million shares were authorized under the 2012 Plan and 4.1 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $14.3 million for 2017, $15.8 million for 2016, and $11.6 million for 2015, and the related tax benefits were $5.5 million for 2017, $6.0 million for 2016, and $4.4 million for 2015.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term.

The following table shows the weighted average fair value for our stock options and stock appreciation rights and the assumptions we used to estimate fair value:

	2017	2016	2015
Weighted average estimated fair value	$19.40	$13.86	$18.16
Quarterly dividend rate	$0.42	$0.40	$0.38
Expected term of stock options and stock appreciation rights, in years	4.7	4.7	4.7
Risk-free interest rate	1.9%	1.4%	1.2%
Dividend yield	2.8%	4.1%	2.6%
Expected stock price volatility	27.7%	29.4%	29.2%
Present value of dividends	$7.50	$7.27	$6.90

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2017:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,648	$46.73
Granted	354	61.18
Exercised	(257)	44.14
Forfeited/Cancelled	(20)	50.79
Expired	(2)	26.16
Outstanding at end of the year	1,723	50.07
Vested and exercisable at end of the year	977	48.72

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2017, 2016, and 2015, and the weighted average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2017:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Exercised in 2015		$6.2
Exercised in 2016		6.2
Exercised in 2017		4.4

Outstanding at December 31, 2017 (a)	3.9	20.9
Vested and exercisable at December 31, 2017	2.7	13.1
_______
(a) As of December 31, 2017, 966,115 stock appreciation rights and 756,788 stock options were outstanding.

Total cash received from employees for exercises of stock options during the year ended December 31, 2017 was $1.6 million. No cash was received from employees for exercises of stock options during the years ended December 31, 2016 and December 31, 2015. As of December 31, 2017, we had $7.0 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

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

Performance shares are restricted shares that we grant to key employees for achieving certain strategic objectives. The shares convert to common stock at the end of a specified performance period if predetermined performance goals are achieved, as determined by the Compensation Committee. We estimate the number of shares we expect will vest as a result of actual performance against the performance criteria at the time of grant to determine total compensation expense to be recognized. We reevaluate the estimate annually and adjust total compensation expense for any changes to the estimate of the number of shares we expect to vest. The performance shares granted include an option to settle shares earned in cash upon vesting for certain eligible employees. As a result, these awards are accounted for as liability awards, and the liability and related compensation expense is adjusted to reflect the fair value of the underlying shares at the end of each reporting period. We recognize compensation expense for these awards over the applicable vesting period, which is generally three years.

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2017, there was $8.4 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 1.7 years.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2017:

	Number of Share Units Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	204	$49.23
Granted	49	61.18
Vested	(56)	54.87
Forfeited	(10)	51.32
Nonvested at end of the year	187	50.62
Performance Shares:
Nonvested at beginning of the year	143	$44.81
Granted	64	59.77
Net increase due to estimated performance	4	47.11
Vested	(50)	55.54
Nonvested at end of the year	161	46.25

The total fair value of restricted stock units and performance shares that vested during the year was $6.5 million in 2017, $7.5 million in 2016, and $7.2 million in 2015.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2017, we granted 24,195 units of phantom stock and there were 208,163 units outstanding as of December 31, 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act. (the "Tax Act") was enacted and in 2017 we recorded a one-time non-cash net tax benefit of $315.9 million, which represents our provisional estimate of the impact of the Tax Act. This amount includes a net benefit of $371.4 million associated with the re-measurement of our net deferred tax liability utilizing the lower U.S. tax rate. The Tax Act also imposed a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. The Tax Act made broad and complex changes to the U.S. tax laws. In particular, the U.S. corporation income tax rate was reduced to 21% from 35%, and a new territorial tax system was implemented that will affect the future U.S. taxation of earnings repatriated from our foreign subsidiaries and affiliates. Other provisions included an immediate deduction for qualified investments and limitations on the deductibility of interest expense and executive compensation. Due to our current net operating loss position, these adjustments had no cash impact on our tax positions. We will continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions that we may take. In addition, these estimates may change due to guidance provided by state taxing authorities and the completion of our 2017 U.S. and state income tax returns.

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We expect to continue to reinvest foreign earnings outside the U.S. indefinitely. Consequently, our tax provision does not include any amount for incremental taxes that may result from the future repatriation of remaining undistributed earnings of non-U.S. subsidiaries and affiliates. If, future earnings are repatriated to the U.S., or if we expect such earnings to be repatriated, a provision for additional taxes may be required. The Tax Act generally provides an exemption from U.S. income tax on the future repatriation of earnings from our foreign subsidiaries and affiliates; however, incremental income tax may occur from withholding taxes, foreign exchange gains, or other taxable gains recognized in connection with tax basis differences in our investments in these foreign investments. The ultimate tax cost of repatriating these earnings will depend on tax laws in effect and other circumstances at the time of distribution.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2017	2016
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$872.8	$1,119.1
Investments in affiliated companies	43.6	69.5
Lease accounting	9.0	11.1
Other	6.3	1.0
Total deferred tax liabilities	931.7	1,200.7
Deferred Tax Assets
Federal net operating loss	4.1	—
Alternative minimum tax credit	8.0	8.0
State net operating loss	29.5	25.4
Valuation allowance on state net operating loss	(10.3)	(12.9)
Foreign net operating loss	2.1	2.9
Valuation allowance on foreign net operating loss	(0.4)	(0.3)
Accruals not currently deductible for tax purposes	21.7	26.7
Allowance for losses	1.1	1.5
Pension and post-retirement benefits	19.6	30.9
Other	2.6	29.1
Total deferred tax assets	78.0	111.3
Net deferred tax liabilities	$853.7	$1,089.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, we have a U.S. federal tax net operating loss carryforward of $4.1 million that will expire in 2037. We also have an alternative minimum tax credit of $8.0 million which may be utilized or refunded over the next four years.

At December 31, 2017, we have state net operating losses of $29.5 million, net of federal benefits that are scheduled to expire at various times beginning in 2018. We have recorded a $10.3 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Our use of future operating losses depends on a number of variables, including the amount of taxable income, and state apportionment factors. Additionally, we have foreign net operating losses, net of valuation allowances, of $1.7 million which have an unlimited carryforward period.

At December 31, 2017, all uncertainties for unrecognized tax benefits have been resolved. During the year ended December 31, 2017, based upon the status of our current state income tax audits and our expectations of the ultimate resolution, we reversed the remaining balance of our unrecognized tax benefits and recognized an income tax benefit of $4.3 million ($2.8 million, net of federal tax). During the year ended December 31, 2016, we reduced our unrecognized tax benefit by $1.4 million based on a final determination ruling for a disputed state tax filing position.

We file one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2017, all audits or statute of limitations with respect to our federal tax returns for years prior to 2014 have been closed or expired. Additionally, we currently have five ongoing state income tax audits.

The following table shows the components of income before income taxes and share of affiliates' earnings for the years ending December 31 (in millions):

	2017	2016	2015
Domestic	$124.5	$211.0	$174.7
Foreign	89.9	94.4	95.6
Total	$214.4	$305.4	$270.3

The following table shows income taxes for the years ending December 31 (in millions):

	2017	2016	2015
Current
Domestic:
Federal	$(1.1)	$6.0	$5.6
State and local	(0.1)	—	(0.2)
	(1.2)	6.0	5.4
Foreign	18.0	16.9	15.3
	16.8	22.9	20.7
Deferred
Domestic:
Federal	(270.0)	55.8	44.7
State and local	1.2	10.5	33.7
	(268.8)	66.3	78.4
Foreign	8.3	6.5	11.8
	(260.5)	72.8	90.2
Income taxes	$(243.7)	$95.7	$110.9

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2017	2016	2015
Income taxes at federal statutory rate	$75.0	$106.9	$94.6
Adjust for effect of:
Foreign tax credits	—	(7.8)	—
Foreign earnings taxed at lower rates	(5.5)	(9.7)	(6.2)
Corporate owned life insurance	(0.9)	(1.7)	(0.9)
State income taxes	(0.5)	6.8	7.6
State tax rate change impact	5.0	—	14.1
Other	(0.9)	1.2	1.7
Tax Cuts and Jobs Act
Revaluation of deferred tax liabilities	(371.4)	—	—
Transition tax on non-U.S. earnings and profits	57.2	—	—
Other	(1.7)	—	—
Total Tax Act Impact	(315.9)	—	—
Income taxes	$(243.7)	$95.7	$110.9
Effective income tax rate	(113.7)%	31.3%	41.0%

In 2017, our effective tax rate was (113.7)% compared to 31.3% in 2016 and 41.0% in 2015. The current year effective tax rate reflects the provisional net benefit recorded attributable to the Tax Act. Excluding the impact of the Tax Act adjustment, our effective tax rate was 33.7% in 2017. The reduction of the U.S. corporate tax rate to 21.0% has caused us to adjust our U.S. deferred tax assets and liabilities from a combined effective tax rate of 38.3% to 25.1%, resulting in a one-time non-cash tax benefit of $371.4 million. The Tax Act also implements a new territorial tax system which resulted in a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. The 2017 effective tax rate also reflects incremental deferred state income taxes of $5.0 million associated with a change in our consolidated effective state tax rate, primarily due to an increase in the state of Illinois corporate tax rate. The 2016 effective tax rate reflected the utilization of $7.8 million in foreign tax credits. The 2015 effective tax rate reflected incremental deferred state income taxes of $14.1 million associated with a change in our consolidated effective state tax rate. Specifically, the sale of certain marine assets in our Portfolio Management segment negatively impacted our future state apportionment factors, increasing our overall effective state income tax rate. Additionally, the 2015 rate reflected a higher contribution from domestic source income, which is taxed at a higher rate, as well as the impact of an increase in the statutory tax rate in Alberta, Canada.

The adjustment for foreign earnings in each year reflects the impact of lower tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pre-tax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $12.0 million and $5.7 million, respectively, in 2017 and 2016, and an income tax benefit of $0.5 million in 2015. The 2016 and 2015 amounts were favorably impacted by deferred tax benefits of $3.9 million and $7.7 million, respectively, as a result of income tax rate reductions enacted in the United Kingdom.

NOTE 13. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2017, we generated approximately 26% of our total revenues from customers in the petroleum industry, 19% from the chemical industry, 16% from the transportation industry, 9% from food/agriculture industries, and 8% from the mining, minerals and aggregates industry. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, Mexico, and Austria.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2017, 2016, and 2015. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our reservable assets portfolio.

Concentration of Labor Force

As of December 31, 2017, collective bargaining agreements covered approximately 45% of our employees, of which agreements covering 7% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and the Employee Shop Committee of Riviere-des-Prairies. The unlicensed shipboard personnel on nine of the ASC vessels are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers. Certain employees of GATX Rail Europe are represented by one union in Germany and three unions in Poland.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2017	2016
Lease payment guarantees	$4.9	$15.0
Standby letters of credit and performance bonds	17.8	8.9
Total commercial commitments (1)	$22.7	$23.9
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $2.0 million at December 31, 2017 and $3.0 million at December 31, 2016. The expirations of these commitments range from 2018 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 15. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We weighted shares issued or reacquired during the year for the portion of the year that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2017	2016	2015
Numerator:
Net income	$502.0	$257.1	$205.3

Denominator:
Weighted average shares outstanding - basic	38.8	40.5	43.1
Effect of dilutive securities:
Equity compensation plans	0.6	0.4	0.7
Weighted average shares outstanding - diluted	39.4	40.9	43.8
Basic earnings per share	$12.95	$6.35	$4.76
Diluted earnings per share	$12.75	$6.29	$4.69

NOTE 16. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $85.6 million as of December 31, 2017 and $78.0 million as of December 31, 2016. In the fourth quarter of 2017, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2017 and 2016, changes in the carrying amount of our goodwill resulted from fluctuations in foreign currency exchange rates.

NOTE 17. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2017	2016
Beginning balance	$6.1	$10.3
Provision for losses	0.6	4.0
Charges to allowance	0.2	(9.1)
Recoveries and other, including foreign exchange adjustments	(0.5)	0.9
Ending balance	$6.4	$6.1

The allowance for losses is comprised of a general allowance for trade receivables and specific allowances for finance leases. As of December 31, 2017, the general allowance for trade receivables was $6.4 million, or 7.7% of rent and other receivables, compared to $6.1 million, or 7.1% of rent and other receivables at December 31, 2016. At December 31, 2017 and 2016 there were no specific allowances for finance leases.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2017	2016
Inventory	$57.2	$51.3
Office furniture, fixtures and other equipment, net of accumulated depreciation	20.5	27.9
Prepaid items	16.9	15.1
Prepaid pension	6.2	1.1
Assets held for sale	4.5	89.5
Deferred financing costs	3.8	4.5
Derivatives	1.2	16.4
Other investments	0.5	0.5
Loans	—	6.2
Other	80.1	84.6
Total other assets	$190.9	$297.1

Assets held for sale at December 31, 2016 consisted of Portfolio Management marine assets, resulting from management's decision to exit the majority of our marine investments within the Portfolio Management segment, as well as certain railcars at Rail North America. For additional information see "Note 9. Asset Impairments and Assets Held for Sale".

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2017	2016
Accrued pension and other post-retirement benefits	$84.4	$82.3
Deferred gains on sale-leasebacks	55.9	54.0
Derivatives	39.3	0.1
Environmental accruals	13.1	14.9
Accrued operating lease expense	8.3	22.2
Deferred income	3.1	3.8
Unrecognized tax benefits	—	2.8
Other	29.1	42.0
Total other liabilities	$233.2	$222.1

NOTE 19. Shareholders’ Equity

In 2016, our board of directors authorized a $300 million share repurchase program. During 2017, we purchased 1.7 million shares of common stock for $100.0 million, including commissions. In 2016, we purchased 2.7 million shares of common stock for $120.1 million. In 2015, we purchased 2.4 million shares of common stock for $125.4 million, which completed our $250 million repurchase program authorized in 2014. On January 26, 2018, our board of directors approved an additional share repurchase authorization of $170 million, bringing GATX’s aggregate available repurchase authorization to $250 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2017, 67.1 million shares were issued and 37.9 million shares were outstanding.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following shares of common stock were reserved as of December 31, 2017 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.2
GATX Corporation 2012 Incentive Award Plan	6.8
Total	9.0

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2017 and December 31, 2016.

NOTE 20. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2014	$(21.9)	$0.3	$(19.1)	$(107.7)	(148.4)
Change in component	(55.8)	(1.0)	1.6	(0.9)	(56.1)
Reclassification adjustments into earnings	—	—	(1.0)	13.5	12.5
Income tax effect	—	0.4	(2.4)	(4.8)	(6.8)
Balance at December 31, 2015	(77.7)	(0.3)	(20.9)	(99.9)	(198.8)
Change in component	(26.0)	2.5	7.3	11.7	(4.5)
Reclassification adjustments into earnings	—	(1.9)	(3.9)	9.0	3.2
Income tax effect	—	(0.3)	(2.8)	(7.9)	(11.0)
Balance at December 31, 2016	(103.7)	—	(20.3)	(87.1)	(211.1)
Change in component	93.2	—	(39.6)	(3.2)	50.4
Reclassification adjustments into earnings	—	—	45.8	8.8	54.6
Income tax effect	—	—	(1.4)	(2.1)	(3.5)
Balance at December 31, 2017	$(10.5)	$—	$(15.5)	$(83.6)	$(109.6)
________
See "Note 8. Fair Value Disclosure" and "Note 10. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 21. Foreign Operations

For the years ended December 31, 2017, 2016, and 2015, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2017 and 2016, we did not have more than 10% of our identifiable assets in any one foreign country.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2017	2016	2015
Revenues
Foreign	$324.0	$320.7	$329.4
United States	1,052.9	1,097.6	1,120.5
Total	$1,376.9	$1,418.3	$1,449.9

Identifiable Assets
Foreign	$2,407.2	$2,098.2	$1,992.3
United States	5,015.2	5,007.2	4,901.9
Total	$7,422.4	$7,105.4	$6,894.2

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

Several of our subsidiaries have also been named as defendants or co-defendants in cases alleging injury caused by exposure to asbestos. The plaintiffs seek an unspecified amount of damages based on common law, statutory, or premises liability or, in the case of claims

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against ASC, the Jones Act, which provides limited remedies to certain maritime employees. During 2017, courts dismissed five asbestos cases without any payment by GATX, and GATX settled three additional cases for an immaterial amount. As of January 31, 2018, there were 17 remaining asbestos-related cases pending against GATX and its subsidiaries, which included three new asbestos cases filed during 2017. In addition, demand has been made against GATX for asbestos-related claims under limited indemnities given in connection with the sale of certain of our former subsidiaries. It is possible that the number of these cases or claims for indemnity could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

Litigation Accruals

We have recorded accruals totaling $3.7 million at December 31, 2017 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

Environmental

Our operations are subject to extensive federal, state, and local environmental regulations. Our operating procedures include practices to protect the environment from the risks inherent in full service railcar leasing, which involves maintaining railcars used by customers to transport chemicals and other hazardous materials. Under some environmental laws in the U.S. and certain other countries, the owner of a leased railcar may be liable for environmental damage and cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. While our standard master railcar lease agreement requires the lessee to indemnify us against environmental claims and to carry liability insurance coverage, such indemnities and insurance may not fully protect us against claims for environmental damage. Additionally, some of our real estate holdings, including previously owned properties, are or have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities might have resulted in discharges on the property. As a result, we are subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, as well as similar state laws, impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties (“PRPs”), we generally contribute to the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the period of time the site was owned or operated, and/or the portion of the site owned or operated by each PRP.

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 16 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2017, we have recorded accruals of $13.1 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

Rail North America is composed of our operations in the United States, Canada, and Mexico, as well as an affiliate investment. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services.

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements.

ASC operates the largest fleet of US-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone.

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Norgas Vessels") and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of the marine investments, excluding the Norgas Vessels, within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture, all of which have been sold as of December 31, 2017.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. Due to the changes in the composition of our segments, we modified segment leverage levels for 2016. The leverage levels for 2017 and 2016 were 5:1 for Rail North America, 3:1 for Rail International, 1.5:1 for ASC, and 1:1 for Portfolio Management. For 2015, the leverage levels were 5:1 for Rail North America, 2:1 for Rail International, 1.5:1 for ASC, and 3:1 for Portfolio Management. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2017, 2016, and 2015 (in millions):

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2017 Profitability
Revenues
Lease revenue	$899.9	$190.3	$4.1	$3.8	$—	$1,098.1
Marine operating revenue	—	—	168.4	25.0	—	193.4
Other revenue	77.5	6.8	—	1.1	—	85.4
Total Revenues	977.4	197.1	172.5	29.9	—	1,376.9
Expenses
Maintenance expense	265.0	41.1	22.2	—	—	328.3
Marine operating expense	—	—	106.2	24.8	—	131.0
Depreciation expense	239.4	48.9	12.0	7.0	—	307.3
Operating lease expense	60.7	—	1.8	—	—	62.5
Other operating expense	28.7	4.7	—	1.0	—	34.4
Total Expenses	593.8	94.7	142.2	32.8	—	863.5
Other Income (Expense)
Net gain (loss) on asset dispositions	45.2	3.1	(1.9)	7.7	—	54.1
Interest (expense) income, net	(121.2)	(33.4)	(5.2)	(9.2)	8.5	(160.5)
Other (expense) income	(5.9)	(3.2)	1.3	2.3	(5.6)	(11.1)
Share of affiliates' pre-tax (loss) income	(2.4)	(0.1)	—	58.4	—	55.9
Segment profit	$299.3	$68.8	$24.5	$56.3	$2.9	451.8
Less:
Selling, general and administrative expense						181.5
Income taxes (includes $12.0 related to affiliates' earnings)						(231.7)
Net income						$502.0

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains (losses) on owned assets	$44.0	$0.1	$(1.8)	$1.8	$—	$44.1
Residual sharing income	0.6	—	—	9.6	—	10.2
Non-remarketing disposition gains (losses) (1)	5.2	3.3	(0.1)	—	—	8.4
Asset impairments	(4.6)	(0.3)	—	(3.7)	—	(8.6)
	$45.2	$3.1	$(1.9)	$7.7	$—	$54.1

Capital Expenditures
Portfolio investments and capital additions	$460.9	$90.9	$14.0	$36.6	$1.0	$603.4

Selected Balance Sheet Data
Investments in affiliated companies	$6.8	$—	$—	$434.2	$—	$441.0
Identifiable assets	$4,915.0	$1,332.9	$286.7	$582.8	$305.0	$7,422.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2016 Profitability
Revenues
Lease revenue	$935.1	$182.0	$4.2	$5.8	$—	$1,127.1
Marine operating revenue	—	—	150.0	49.3	—	199.3
Other revenue	83.4	7.0	—	1.5	—	91.9
Total Revenues	1,018.5	189.0	154.2	56.6	—	1,418.3
Expenses
Maintenance expense	266.5	47.2	18.6	—	—	332.3
Marine operating expense	—	—	96.7	32.8	—	129.5
Depreciation expense	231.8	45.5	12.9	7.0	—	297.2
Operating lease expense	67.6	—	6.0	—	(0.1)	73.5
Other operating expense	34.1	5.3	—	4.4	—	43.8
Total Expenses	600.0	98.0	134.2	44.2	(0.1)	876.3
Other Income (Expense)
Net gain on asset dispositions	16.6	1.1	—	80.3	—	98.0
Interest (expense) income, net	(110.1)	(29.7)	(4.5)	(8.6)	4.8	(148.1)
Other (expense) income	(3.6)	0.8	(5.4)	—	(3.6)	(11.8)
Share of affiliates' pre-tax income (loss)	0.5	(0.2)	—	52.8	—	53.1
Segment profit	$321.9	$63.0	$10.1	$136.9	$1.3	533.2
Less:
Selling, general and administrative expense						174.7
Income taxes (includes $5.7 related to affiliates' earnings)						101.4
Net income						$257.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$45.5	$—	$—	$4.2	$—	$49.7
Residual sharing income	0.8	—	—	82.8	—	83.6
Non-remarketing disposition gains (1)	1.5	1.7	—	—	—	3.2
Asset impairments	(31.2)	(0.6)	—	(6.7)	—	(38.5)
	$16.6	$1.1	$—	$80.3	$—	$98.0

Capital Expenditures
Portfolio investments and capital additions	$495.6	$87.1	$9.1	$25.0	$3.9	$620.7

Selected Balance Sheet Data
Investments in affiliated companies	$10.5	$1.2	$—	$375.3	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$278.8	$593.5	$328.8	$7,105.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	ASC	Portfolio Management	Other	GATX Consolidated
2015 Profitability
Revenues
Lease revenue	$930.9	$172.9	$4.1	$22.2	$—	$1,130.1
Marine operating revenue	—	—	166.1	68.9	—	235.0
Other revenue	75.9	7.5	—	1.4	—	84.8
Total Revenues	1,006.8	180.4	170.2	92.5	—	1,449.9
Expenses
Maintenance expense	264.2	39.6	22.3	—	—	326.1
Marine operating expense	—	—	107.2	48.7	—	155.9
Depreciation expense	215.1	43.7	14.3	17.4	—	290.5
Operating lease expense	82.2	—	5.2	—	(0.2)	87.2
Other operating expense	26.2	5.1	—	7.1	—	38.4
Total Expenses	587.7	88.4	149.0	73.2	(0.2)	898.1
Other Income (Expense)
Net gain (loss) on asset dispositions	67.2	6.8	(0.1)	5.3	—	79.2
Interest expense, net	(102.1)	(22.4)	(5.3)	(20.0)	(5.3)	(155.1)
Other expense	(5.2)	(6.0)	(0.7)	—	(1.3)	(13.2)
Share of affiliates' pre-tax income (loss) (1)	0.5	(0.3)	—	45.2	—	45.4
Segment profit (loss)	$379.5	$70.1	$15.1	$49.8	$(6.4)	508.1
Less:
Selling, general and administrative expense						192.4
Income taxes (includes $0.5 net benefits related to affiliates' earnings)						110.4
Net income						$205.3

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$66.6	$—	$—	$23.7	$—	$90.3
Residual sharing income	0.8	—	—	12.6	—	13.4
Non-remarketing disposition gains (losses) (2)	2.3	7.2	(0.1)	—	—	9.4
Asset impairments	(2.5)	(0.4)	—	(31.0)	—	(33.9)
	$67.2	$6.8	$(0.1)	$5.3	$—	$79.2

Capital Expenditures
Portfolio investments and capital additions	$524.5	$148.0	$20.3	$18.4	$3.5	$714.7

Selected Balance Sheet Data
Investments in affiliated companies	$12.0	$1.4	$—	$335.1	$—	$348.5
Identifiable assets	$4,629.1	$1,117.6	$284.7	$636.5	$226.3	$6,894.2
__________
(1) Includes a $19.0 million impairment loss in the Portfolio Management segment.
(2) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total
	In millions, except per share data
2017
Total revenues	$316.1	$348.4	$359.6	$352.8	$1,376.9
Net income	$57.5	$53.4	$49.0	$342.1	$502.0
Per Share Data (1)
Basic	$1.46	$1.37	$1.27	$8.98	$12.95
Diluted	$1.44	$1.35	$1.25	$8.83	$12.75
2016
Total revenues	$334.4	$358.9	$362.9	$362.1	$1,418.3
Net income	$69.3	$61.2	$95.7	$30.9	$257.1
Per Share Data (1)
Basic	$1.67	$1.51	$2.39	$0.78	$6.35
Diluted	$1.66	$1.49	$2.36	$0.77	$6.29
_______
(1) Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.
(2) In the third quarter of 2016, net income included $30.3 million of income related to the settlement of a residual sharing agreement and a $3.9 million income tax benefit resulting from a reduction in the statutory income tax rate in the U.K.
(3) In the fourth quarter of 2017, net income included a $315.9 million income tax benefit related to the impact of the enacted Tax Cuts and Jobs Act. In the fourth quarter of 2016, net income included $19.2 million of impairment losses related to certain railcars at Rail North America and a $7.1 million income tax benefit related to the utilization of foreign tax credits.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting
We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 21, 2018

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 19, 2018, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 19, 2018, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 19, 2018, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 19, 2018, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 19, 2018, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
10.1	Employment Agreement dated as of October 27, 2017, between GATX Corporation and James F. Earl.*
12	Computation of ratios of earnings to combined fixed charges and preferred stock dividends.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (iv) Notes to the Consolidated Financial Statements.

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

10.1
Five Year Credit Agreement dated as of April 30, 2013, with Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and joint book managers, Bank of America, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association, and Bayerische Landesbank, acting through its New York branch, as co-documentation agents, Citibank, N.A., as administrative agent, and the lenders party thereto is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated May 3, 2013, file number 1-2328.

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

10.3
Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated March 14, 2011 is incorporated by reference to Exhibit 10.1.A to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, file number 1-2328 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on April 27, 2011).

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

10.5
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 24, 2017, in connection with GATX’s 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.6
GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

	ii.	Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*
10.7
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.8
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.9
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.10
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.11
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, James F. Earl, Deborah A. Golden, William M. Muckian, and Michael T. Brooks is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.12
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.13
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Eric D. Harkness (dated as of February 1, 2015), Jeffrey D. Young (dated as of February 1, 2015), and Paul F. Titterton (dated as of January 1, 2014) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.14
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX’s Form 8-K dated February 24, 2009, file number 1-2328.

10.15
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.16
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.17
Form of Performance Share Agreement with cash-election option for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.18
Form of Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to execute officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.19
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.20
Amended and Restated GATX Corporation Directors' Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.3 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

99.1
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).

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
February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 21, 2018

/s/ ROBERT C. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Robert C. Lyons
February 21, 2018

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 21, 2018

Diane Aigotti	Director
Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Stephen R. Wilson	Director
Paul G. Yovovich	Director

/s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 21, 2018