Form 10-Q
period 2018-03-31
GATX CORP
filed 2018-05-01
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒

Common shares outstanding were 37.7 million at March 31, 2018.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2018

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

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2017, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2018	2017
Assets
Cash and Cash Equivalents	$233.1	$296.5
Restricted Cash	4.3	3.2
Receivables
Rent and other receivables	71.3	83.4
Finance leases	133.8	136.1
Less: allowance for losses	(6.6)	(6.4)
	198.5	213.1

Operating Assets and Facilities	9,191.8	9,045.4
Less: allowance for depreciation	(2,897.7)	(2,853.3)
	6,294.1	6,192.1
Investments in Affiliated Companies	455.9	441.0
Goodwill	87.3	85.6
Other Assets	194.8	190.9
Total Assets	$7,468.0	$7,422.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$141.4	$154.3
Debt
Commercial paper and borrowings under bank credit facilities	4.4	4.3
Recourse	4,359.5	4,371.7
Capital lease obligations	12.2	12.5
	4,376.1	4,388.5
Deferred Income Taxes	879.8	853.7
Other Liabilities	231.0	233.2
Total Liabilities	5,628.3	5,629.7
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,247,641 and 67,083,149 Outstanding shares — 37,694,732 and 37,895,641	41.6	41.6
Additional paid in capital	699.9	698.0
Retained earnings	2,335.9	2,261.7
Accumulated other comprehensive loss	(113.7)	(109.6)
Treasury stock at cost (29,552,909 and 29,187,508 shares)	(1,124.0)	(1,099.0)
Total Shareholders’ Equity	1,839.7	1,792.7
Total Liabilities and Shareholders’ Equity	$7,468.0	$7,422.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2018	2017
Revenues
Lease revenue	$273.2	$272.7
Marine operating revenue	14.2	17.0
Other revenue	17.9	26.4
Total Revenues	305.3	316.1
Expenses
Maintenance expense	81.2	77.9
Marine operating expense	12.5	12.9
Depreciation expense	77.4	72.0
Operating lease expense	13.0	15.8
Other operating expense	8.6	9.6
Selling, general and administrative expense	44.9	42.7
Total Expenses	237.6	230.9
Other Income (Expense)
Net gain on asset dispositions	56.1	24.9
Interest expense, net	(39.9)	(39.2)
Other expense	(1.3)	(1.5)
Income before Income Taxes and Share of Affiliates’ Earnings	82.6	69.4
Income taxes	(20.6)	(20.6)
Share of affiliates’ earnings, net of taxes	14.3	8.7
Net Income	$76.3	$57.5
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	14.9	17.9
Unrealized (loss) gain on derivative instruments	(1.5)	0.8
Post-retirement benefit plans	1.9	1.3
Other comprehensive income	15.3	20.0
Comprehensive Income	$91.6	$77.5

Share Data
Basic earnings per share	$2.02	$1.46
Average number of common shares	37.9	39.4

Diluted earnings per share	$1.98	$1.44
Average number of common shares and common share equivalents	38.5	39.9

Dividends declared per common share	$0.44	$0.42
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2018	2017
Operating Activities
Net income	$76.3	$57.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	81.8	75.2
Change in accrued operating lease expense	(10.1)	(26.9)
Net gains on sales of assets	(55.7)	(24.5)
Deferred income taxes	18.7	16.5
Change in income taxes payable	(3.5)	(6.2)
Share of affiliates’ earnings, net of dividends	(14.3)	(8.7)
Other	(16.0)	(31.2)
Net cash provided by operating activities	77.2	51.7
Investing Activities
Portfolio investments and capital additions	(178.4)	(129.0)
Purchases of leased-in assets	(39.1)	(79.3)
Portfolio proceeds	123.2	44.0
Proceeds from sales of other assets	8.8	7.6
Other	2.5	0.3
Net cash used in investing activities	(83.0)	(156.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	—	297.9
Repayments of debt (original maturities longer than 90 days)	(11.7)	(300.1)
Net decrease in debt with original maturities of 90 days or less	(0.1)	(0.8)
Stock repurchases	(25.0)	(25.0)
Dividends	(18.6)	(18.4)
Other	(1.3)	(2.3)
Net cash used in financing activities	(56.7)	(48.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	1.3
Net decrease in Cash, Cash Equivalents, and Restricted Cash during the period	(62.3)	(152.1)
Cash, Cash Equivalents, and Restricted Cash at beginning of period	299.7	311.1
Cash, Cash Equivalents, and Restricted Cash at end of period	$237.4	$159.0
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”).

NOTE 2. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the 2018 presentation.

Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
We adopted this guidance in the first quarter of 2018 applying the modified retrospective approach.

We have completed our review of all revenue sources in scope for the new standard, and marine operating revenue is our largest component. In accordance with the new standard, the basis for determining revenue and expenses allocable to in-process shipments has been modified; however, the impact does not have a material impact on our financial statements. The net cumulative effect adjustment for this change was immaterial to retained earnings as of January 1, 2018.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which modifies the accounting and reporting requirements for certain equity securities and financial liabilities.
	We adopted the new guidance in the first quarter of 2018.	The application of this new guidance did not impact our financial statements or related disclosures.
Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modifies how an entity will recognize the income tax consequences of an intra-entity transfer of an asset when the transfer occurs.
We adopted the new guidance in the first quarter of 2018, applying the modified retrospective method.

The application of this new guidance had an immaterial impact on our financial statements and related disclosures, including the net cumulative effect adjustment recorded in retained earnings as of January 1, 2018.

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
We adopted the new guidance in the first quarter of 2018, applying the retrospective method. The optional practical expedient was elected.

Application of the new guidance had an immaterial impact on the presentation of our financial statements as certain components of our net periodic pension and other post-retirement benefits costs were reclassified to an alternative income statement line.

Deferred Income Tax

In December 2017, the FASB issued ASU 2017-15, Codification Improvements to Topic 995, U.S. Steamship Entities, which supersedes obsolete guidance in Topic 995 on unrecognized deferred taxes related to certain statutory reserve deposits. If an entity has unrecognized deferred income taxes related to statutory deposits made on or before December 15, 1992, the entity would be required to recognize the unrecognized income taxes in accordance with Topic 740.
We elected to early adopt this new guidance in the first quarter of 2018, applying the modified retrospective method.

The application of this new guidance had an immaterial impact on our financial statements and related disclosures, including the net cumulative effect adjustment recorded in retained earnings as of January 1, 2018.

Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement Reporting - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits reclassification of certain stranded tax effects from the Tax Cuts and Jobs Act from Accumulated Other Comprehensive Income to Retained Earnings. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates recorded for the applicable AOCI components.
We adopted the new guidance in the first quarter of 2018.

The application of this new guidance resulted in the reclassification of stranded tax effects resulting from the newly enacted Tax Act of $19.4 million from Accumulated Other Comprehensive Income to Retained Earnings.

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

We continue to assess the effect the new guidance will have on our consolidated financial statements and related disclosures. The adoption of the amended lease guidance will require us to recognize right of use assets and lease liabilities on our balance sheet attributable to operating leases for railcars, offices, and certain equipment. We are in the process of completing our analysis to determine applicable amounts.

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

NOTE 3. Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In the first quarter of 2018, we adopted Topic 606 using the modified retrospective method with respect to applicable contracts existing as of January 1, 2018. As provided in the guidance, we recognize marine operating revenue in the amount that corresponds directly to the value transferred to the customer. Contract assets and liabilities related to our customer performance obligations are not material to our financial statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with appropriate accounting guidance. We recorded an immaterial cumulative adjustment to opening retained earnings, with the impact completely attributable to our marine operating revenue.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue which continues to be within the scope of existing lease guidance. Therefore, the adoption of ASC 606 had no impact on our recognition or presentation of lease revenue.

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

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. Upon adoption of ASC 606, marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage, which is derived from our historical voyage data.

Other Revenue

Other revenue is comprised of customer liability repair revenue, utilization income, fee income, interest on loans, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606 but based on our assessment, we determined that our current revenue elements and timing for purposes of income recognition are consistent with applicable provisions in the new standard. The remaining items are considered lease components that continue to be within the scope of existing lease guidance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total March 31 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (2)	$0.1	$—	$0.1	$—
Liabilities
Interest rate derivatives (1)	10.5	—	10.5	—
Foreign exchange rate derivatives (1)	38.0	—	38.0	—
Foreign exchange rate derivatives (2)	6.2	—	6.2	—

Assets	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$1.2	$—	$1.2	$—
Liabilities
Interest rate derivatives (1)	4.7	—	4.7	—
Foreign exchange rate derivatives (1)	27.7	—	27.7	—
Foreign exchange rate derivatives (2)	6.9	—	6.9	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had ten instruments outstanding with an aggregate notional amount of $550.0 million as of March 31, 2018 that mature from 2018 to 2022 and ten instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2017 with maturities ranging from 2018 to 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had 14 instruments outstanding with an aggregate notional amount of $302.1 million as of March 31, 2018 that mature from 2018 to 2022 and five instruments outstanding with an aggregate notional amount of $285.6 million as of December 31, 2017 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $4.0 million ($3.0 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2018 was $48.5 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended March 31
Derivative Designation	Location of Loss (Gain) Recognized	2018	2017
Fair value hedges (1)	Interest expense	$5.8	$2.1
Cash flow hedges	Other comprehensive loss (effective portion)	(11.5)	(5.1)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.1	1.7
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	8.2	4.1
Non-designated	Other (income) expense	(0.7)	4.8
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

(2)
Includes (income) expense on foreign currency derivatives that are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in Other (income) expense.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$3,956.2	$3,970.4	$3,971.2	$4,089.1
Recourse floating rate debt	427.8	428.4	426.0	428.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement benefits expense for the three months ended March 31, 2018 and 2017 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$1.9	$1.6	$0.1	$—
Interest cost	3.7	3.8	0.2	0.2
Expected return on plan assets	(5.6)	(6.0)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss (gain)	2.5	2.3	—	(0.1)
Net periodic cost	$2.5	$1.7	$0.3	$0.1
________
(1) Amounts reclassified from accumulated other comprehensive loss.

In 2018, we adopted ASU 2017-07 which modifies how an entity must present service costs and other components of net benefit cost. See "Note 2. Basis of Presentation" for further details. In accordance with this new guidance, the service cost component of net periodic cost is recorded in selling, general and administrative expense in the Statements of Comprehensive Income, and the non-service components of net periodic cost are recorded in other expense.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Share-Based Compensation

During the three months ended March 31, 2018, we granted 320,100 non-qualified employee stock options, 45,250 restricted stock units, 58,440 performance shares, and 5,652 phantom stock units. For the three months ended March 31, 2018, total share-based compensation expense was $4.9 million and the related tax benefits were $1.2 million. For the three months ended March 31, 2017, total share-based compensation expense was $3.2 million and the related tax benefits were $1.2 million.

The estimated fair value of our 2018 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2018
Weighted average estimated fair value	$21.87
Quarterly dividend rate	$0.44
Expected term of stock options and stock appreciation rights, in years	4.5
Risk-free interest rate	1.4%
Dividend yield	2.5%
Expected stock price volatility	27.9%
Present value of dividends	$7.51

NOTE 7. Income Taxes

On December 22, 2017, the Tax Act was enacted, which made broad and complex changes to the U.S. tax laws. In particular, the U.S. corporation income tax rate was reduced to 21% from 35%, and a new territorial tax system was implemented that will affect the future U.S. taxation of earnings repatriated from our foreign subsidiaries and affiliates. Other provisions included an immediate deduction for qualified investments and limitations on the deductibility of interest expense and executive compensation. Due to our net operating loss position, these adjustments had no cash impact on our tax positions.

In 2017, we recorded a one-time non-cash net tax benefit of $315.9 million, which represented our provisional estimate of the impact of the Tax Act. This amount included a net benefit of $371.4 million associated with the re-measurement of our net deferred tax liability utilizing the lower U.S. tax rate. The Tax Act also imposed a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates.

We continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions that we may take. In addition, these estimates may change due to guidance provided by state taxing authorities and the completion of our 2017 U.S. and state income tax returns. No adjustments were made to our initial provisional estimate during the quarter ended March 31, 2018.

Our effective tax rate was 25% for the three months ended March 31, 2018, compared to 30% for the three months ended March 31, 2017. The difference in the effective rates for the current year compared to the prior year is primarily attributable to the reduction in the U.S. corporation income tax rate from 35% to 21%, as part of the Tax Act. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each of the three-month periods ended March 31, 2018 and 2017.

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

The following table shows our commercial commitments (in millions):

	March 31 2018	December 31 2017
Lease payment guarantees	$4.2	$4.9
Standby letters of credit and performance bonds	18.5	17.8
Total commercial commitments (1)	$22.7	$22.7
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $1.8 million at March 31, 2018 and $2.0 million at December 31, 2017. The expirations of these commitments range from 2019 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 9. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We weighted shares issued or reacquired for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2018	2017
Numerator:
Net income	$76.3	$57.5

Denominator:
Weighted average shares outstanding - basic	37.9	39.4
Effect of dilutive securities:
Equity compensation plans	0.6	0.5
Weighted average shares outstanding - diluted	38.5	39.9
Basic earnings per share	$2.02	$1.46
Diluted earnings per share	$1.98	$1.44

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2017	(10.5)	—	(15.5)	(83.6)	(109.6)
Change in component	14.9	—	(11.5)	—	3.4
Reclassification adjustments into earnings (1)	—	—	9.3	2.5	11.8
Income tax effect	—	—	0.7	(0.6)	0.1
Reclassification adjustments into retained earnings (2)	—	—	(3.0)	(16.4)	(19.4)
Balance at March 31, 2018	$4.4	$—	$(20.0)	$(98.1)	$(113.7)
________

(1)	See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

(2)
As detailed in "Note 2. Basis of Presentation", we adopted ASU 2018-02, which permits reclassification of certain stranded tax effects related to the Tax Act from Accumulated Other Comprehensive Income to Retained Earnings.

NOTE 11. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 22. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 12. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”).

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

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas carrying vessels (the "Norgas Vessels") and assorted other marine assets. In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of the marine investments, excluding the Norgas Vessels, within our Portfolio Management segment, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture, all of which had been sold as of December 31, 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. The leverage levels are 5:1 for Rail North America, 3:1 for Rail International, 1:1 for Portfolio Management, and 1.5:1 for ASC. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2018
Revenues
Lease revenue	$219.5	$52.4	0.3	$1.0	$—	$273.2
Marine operating revenue	—	—	4.4	9.8	—	14.2
Other revenue	15.8	2.0	0.1	—	—	17.9
Total Revenues	235.3	54.4	4.8	10.8	—	305.3
Expenses
Maintenance expense	68.1	12.5	—	0.6	—	81.2
Marine operating expense	—	—	4.3	8.2	—	12.5
Depreciation expense	61.5	14.1	1.8	—	—	77.4
Operating lease expense	13.0	—	—	—	—	13.0
Other operating expense	6.9	1.5	0.2	—	—	8.6
Total Expenses	149.5	28.1	6.3	8.8	—	192.7
Other Income (Expense)
Net gain on asset dispositions	54.1	1.6	0.3	0.1	—	56.1
Interest (expense) income, net	(30.2)	(8.7)	(2.3)	(1.3)	2.6	(39.9)
Other expense	(0.9)	(0.2)	—	—	(0.2)	(1.3)
Share of affiliates' pre-tax income	0.1	—	17.4	—	—	17.5
Segment profit	$108.9	$19.0	$13.9	$0.8	$2.4	145.0
Less:
Selling, general and administrative expense						44.9
Income taxes (includes $3.2 related to affiliates' earnings)						23.8
Net income						$76.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$49.9	$—	$—	$0.1	$—	$50.0
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing disposition gains (1)	4.1	1.6	—	—	—	5.7
Asset impairments	—	—	—	—	—	—
	$54.1	$1.6	0.3	$0.1	$—	$56.1

Capital Expenditures
Portfolio investments and capital additions	$136.5	$29.5	—	$11.7	$0.7	$178.4

Selected Balance Sheet Data at March 31, 2018
Investments in affiliated companies	$6.8	$—	449.1	$—	$—	$455.9
Identifiable assets	$4,965.8	$1,382.6	597.9	$298.3	$223.4	$7,468.0
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2017
Revenues
Lease revenue	$227.2	$43.3	$1.2	$1.0	$—	$272.7
Marine operating revenue	—	—	10.6	6.4	—	17.0
Other revenue	24.8	1.1	0.5	—	—	26.4
Total Revenues	252.0	44.4	12.3	7.4	—	316.1
Expenses
Maintenance expense	67.7	10.0	—	0.2	—	77.9
Marine operating expense	—	—	7.6	5.3	—	12.9
Depreciation expense	59.0	11.2	1.7	0.1	—	72.0
Operating lease expense	15.0	—	—	0.8	—	15.8
Other operating expense	8.1	1.2	0.3	—	—	9.6
Total Expenses	149.8	22.4	9.6	6.4	—	188.2
Other Income (Expense)
Net gain on asset dispositions	23.8	0.8	0.3	—	—	24.9
Interest (expense) income, net	(31.1)	(7.9)	(2.2)	(1.2)	3.2	(39.2)
Other (expense) income	(2.0)	(1.5)	2.3	—	(0.3)	(1.5)
Share of affiliates' pre-tax income	0.1	—	11.6	—	—	11.7
Segment profit (loss)	$93.0	$13.4	$14.7	$(0.2)	$2.9	123.8
Less:
Selling, general and administrative expense						42.7
Income taxes (includes $3.0 related to affiliates' earnings)						23.6
Net income						$57.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$21.1	$—	$—	$—	$—	$21.1
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing disposition gains (1)	2.6	0.8	—	—	—	3.4
Asset impairments	—	—	—	—	—	—
	$23.8	$0.8	$0.3	$—	$—	$24.9

Capital Expenditures
Portfolio investments and capital additions	$102.8	$18.7	$—	$7.3	$0.2	$129.0

Selected Balance Sheet Data at December 31, 2017
Investments in affiliated companies	$6.8	$—	$434.2	$—	$—	$441.0
Identifiable assets	$4,915.0	$1,332.9	$582.8	$286.7	$305.0	$7,422.4
__________
(1) Includes scrapping gains.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company (“ASC”).

The following discussion and analysis should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2017. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this item.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2018	2017
Segment Revenues
Rail North America	$235.3	$252.0
Rail International	54.4	44.4
Portfolio Management	4.8	12.3
ASC	10.8	7.4
	$305.3	$316.1
Segment Profit
Rail North America	$108.9	$93.0
Rail International	19.0	13.4
Portfolio Management	13.9	14.7
ASC	0.8	(0.2)
	142.6	120.9
Less:
Selling, general and administrative expense	44.9	42.7
Unallocated interest (income) expense, net	(2.6)	(3.2)
Other, including eliminations	0.2	0.3
Income taxes ($3.2 and $3.0 related to affiliates' earnings)	23.8	23.6
Net Income	$76.3	$57.5

Diluted earnings per share	$1.98	$1.44

Investment Volume	$178.4	$129.0

The following table shows our return on equity ("ROE") for the trailing 12 months ended March 31:

	2018	2017
ROE (GAAP)	32.3%	18.2%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	14.0%	16.8%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income was $76.3 million, or $1.98 per diluted share, for the first quarter of 2018 compared to $57.5 million, or $1.44 per diluted share, in 2017. Net income increased $18.8 million compared to the prior year, primarily due to higher asset disposition gains at Rail North America and higher lease revenue at Rail International, resulting from more railcars on lease. These positive drivers were partially offset by lower lease revenue at Rail North America, due to fewer railcars on lease and lower lease rates, as well as lower lease termination fees.

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

We allocate debt balances and related interest expense to each segment based upon predetermined debt to equity leverage ratios. The leverage levels are 5:1 for Rail North America, 3:1 for Rail International, 1:1 for Portfolio Management, and 1.5:1 for ASC. We believe that by using this leverage and interest expense allocation methodology, each operating segment’s financial performance reflects appropriate risk-adjusted borrowing costs.

RAIL NORTH AMERICA

Segment Summary

The North American railcar leasing market continued to face challenging conditions in the first quarter of 2018, and the market for the remainder of 2018 remains uncertain due to the oversupply of existing railcars and excess railcar manufacturing capacity. In this current environment, Rail North America was able to maintain stable fleet utilization, effectively deploying railcars and placing scheduled new railcar deliveries through the end of 2018. At March 31, 2018, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,600 cars. Fleet utilization, excluding boxcars, was 98.2% at March 31, 2018, compared to 98.2% at the end of the prior quarter, and 99.1% at March 31, 2017. Fleet utilization for our approximately 16,200 boxcars was 93.5% at March 31, 2018, compared to 92.6% at the end of the prior quarter, and 92.9% at March 31, 2017.

For the first quarter of 2018, an average of approximately 101,200 railcars, excluding boxcars, were on lease, compared to 102,100 in in the prior quarter and 103,000 in the first quarter of 2017. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped, consistent with our ongoing strategy to optimize the composition of our fleet. During the first quarter of 2018, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 11.6%, compared to negative 32.4% in the prior quarter and negative 32.6% in the first quarter of 2017. The LPI was impacted in the current quarter by low expiring rates on certain leases which are not representative of the expiring rate mix for the remainder of the year. Lease terms on renewals for cars in the LPI averaged 34 months in the current quarter, compared to 36 months in the prior quarter, and 29 months in the first quarter of 2017. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 76.7% in the current quarter, compared to 74.8% in the prior quarter, and 72.4% in the first quarter of 2017. Railcars that are returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of March 31, 2018, 5,635 railcars have been ordered, of which 3,926 railcars have been delivered.

As of March 31, 2018, leases for approximately 12,150 railcars in our term lease fleet and approximately 2,700 boxcars are scheduled to expire over the remainder of 2018. These amounts exclude railcars with leases expiring in 2018 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2018	2017
Revenues
Lease revenue	$219.5	$227.2
Other revenue	15.8	24.8
Total Revenues	235.3	252.0

Expenses
Maintenance expense	68.1	67.7
Depreciation expense	61.5	59.0
Operating lease expense	13.0	15.0
Other operating expense	6.9	8.1
Total Expenses	149.5	149.8

Other Income (Expense)
Net gain on asset dispositions	54.1	23.8
Interest expense, net	(30.2)	(31.1)
Other expense	(0.9)	(2.0)
Share of affiliates' pre-tax income	0.1	0.1
Segment Profit	$108.9	$93.0

Investment Volume	$136.5	$102.8

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2018	2017
Railcars	$190.6	$198.8
Boxcars	19.3	18.7
Locomotives	9.6	9.7
Total	$219.5	$227.2

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Beginning balance	104,522	103,672	104,007	103,692	103,730
Cars added	795	1,224	637	786	1,226
Cars scrapped	(806)	(640)	(854)	(600)	(673)
Cars sold	(839)	(249)	(98)	(148)	(1,686)
Ending balance	103,672	104,007	103,692	103,730	102,597
Utilization rate at quarter end	99.1%	98.8%	98.5%	98.2%	98.2%
Average active railcars	102,976	102,760	102,555	102,078	101,208

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Ending balance	17,415	17,138	16,555	16,398	16,227
Utilization	92.9%	90.2%	92.4%	92.6%	93.5%

Comparison of the First Three Months of 2018 to the First Three Months of 2017

Segment Profit

In the first quarter of 2018, segment profit of $108.9 million increased 17.1% compared to $93.0 million in the same period in the prior year. The increase was driven by higher asset disposition gains, partially offset by lower lease rates, fewer railcars on lease, and lower termination fees.

Revenues

In the first quarter of 2018 lease revenue decreased $7.7 million, or 3.4%, primarily due to fewer railcars on lease and lower lease rates. Other revenue decreased $9.0 million, largely a result of lower fees in the current period. Other revenue in 2017 included $7.8 million of compensation for damage to returned railcars. The expenses to repair these railcars will be recognized as incurred.

Expenses

In the first quarter of 2018, maintenance expense increased $0.4 million, largely due to an increase in materials costs, partially offset by fewer railcars undergoing regulatory compliance repairs and lower repairs performed by the railroads. Depreciation expense increased $2.5 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $2.0 million, resulting from the purchase of railcars previously on operating leases in both 2018 and 2017. Other operating expense decreased $1.2 million, driven by lower switching, storage, and freight costs as a result of a higher renewal success rate in the current year.

Other Income (Expense)

In the first quarter of 2018, net gain on asset dispositions increased $30.3 million, attributable to more railcars sold in the current year, as well as higher scrapping gains resulting from a higher scrap price per ton. The net gains on asset dispositions realized in the current quarter represent the majority of management's expected amount for the full year. Net interest expense decreased $0.9 million, driven by a lower average interest rate, partially offset by a higher average debt balance. Other expense decreased $1.1 million, as a result of lower litigation expenses in the current year.

Investment Volume

During the first quarter of 2018, investment volume was $136.5 million, compared to $102.8 million in the same period in 2017. We acquired 1,095 newly built railcars in the first quarter of 2018, compared to 778 newly built railcars and 22 railcars purchased in the secondary market in the same period in 2017. Our investment volume is predominantly comprised of acquired railcars, but also includes certain capitalized repairs and improvements to owned railcars and our maintenance facilities. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of railcars purchased, which may include tank cars and freight cars, and whether such cars are newly manufactured railcars or purchased in the secondary market.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), reported higher segment profit in the first quarter of 2018 compared to the same period in the prior year. The lease rate environment in Europe has stabilized and demand for new cars remains steady. GRE was successful in maintaining high fleet utilization across all railcar types in the first quarter of 2018. Railcar utilization for GRE was 96.7% at March 31, 2018, compared to 96.8% at December 31, 2017, and 95.0% at March 31, 2017.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2018	2017
Revenues
Lease revenue	$52.4	$43.3
Other revenue	2.0	1.1
Total Revenues	54.4	44.4

Expenses
Maintenance expense	12.5	10.0
Depreciation expense	14.1	11.2
Other operating expense	1.5	1.2
Total Expenses	28.1	22.4

Other Income (Expense)
Net gain on asset dispositions	1.6	0.8
Interest expense, net	(8.7)	(7.9)
Other expense	(0.2)	(1.5)
Segment Profit	$19.0	$13.4

Investment Volume	$29.5	$18.7

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Beginning balance	23,122	23,131	23,180	23,227	23,166
Cars added	207	288	179	197	63
Cars scrapped or sold	(198)	(239)	(132)	(258)	(225)
Ending balance	23,131	23,180	23,227	23,166	23,004
Utilization rate at quarter end	95.0%	95.7%	95.6%	96.8%	96.7%
Average active railcars	22,012	22,024	22,215	22,290	22,237

\

Comparison of the First Three Months of 2018 to the First Three Months of 2017

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2018, a stronger euro positively impacted lease revenue by approximately $6.8 million and segment profit, excluding other income (expense), by approximately $3.1 million compared to the same period in 2017.

Segment Profit

In the first quarter of 2018, segment profit of $19.0 million increased 41.8% compared to $13.4 million in the same period in the prior year. The increase was largely due to more cars on lease, as well as the positive impacts of foreign exchange rates.

Revenues

In the first quarter of 2018, lease revenue increased $9.1 million, or 21.0%, due to more cars on lease, as well as the impacts of foreign exchange rates. Other revenue increased $0.9 million, driven by higher repair revenue.

Expenses

In the first quarter of 2018, maintenance expense increased $2.5 million, primarily due to higher wheelset costs and other maintenance expenses, as well as the impacts of foreign exchange rates, partially offset by fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $2.9 million, driven by the impact of new railcars added to the fleet, as well as the impacts of foreign exchange rates. Other operating expense was comparable to prior year.

Other Income (Expense)

In the first quarter of 2018, net gain on asset dispositions increased $0.8 million, attributable to higher scrapping gains resulting from more railcars scrapped and a higher scrap price per ton. Net interest expense increased $0.8 million, due to a higher average debt balance and a higher average interest rate. Other expense decreased $1.3 million, driven by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

During the first quarter of 2018, investment volume was $29.5 million compared to $18.7 million in the same period in 2017. In the first quarter of 2018, GRE acquired 63 railcars, Rail India acquired 47 railcars, and Rail Russia acquired 10 railcars, compared to 207 railcars at GRE, and none at Rail India and Rail Russia in the same period in 2017. Our investment volume is predominantly comprised of acquired railcars, but may also include certain capitalized repairs and improvements to owned railcars. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of the various car types acquired, as well as fluctuations in the exchange rates of the foreign currencies in which Rail International conducts business.

PORTFOLIO MANAGEMENT

Segment Summary

The major driver of Portfolio Management's segment profit is our investment in the RRPF affiliates. The RRPF affiliates are a group of sixteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $17.4 million for the first quarter of 2018, compared to $11.2 million for the same period in 2017. As of March 31, 2018, the RRPF affiliates owned 437 aircraft spare engines with a net book value of approximately $3,753 million, compared to 404 aircraft spare engines with a net book value of approximately $3,246 million at March 31, 2017.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As of December 31, 2017, we had completed the sales of all of the planned marine assets, including our 50% interest in the Cardinal Marine joint venture.

Portfolio Management continues to own other marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Norgas Vessels"). The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management's total asset base was $597.9 million at March 31, 2018, compared to $582.8 million at December 31, 2017, and $600.0 million at March 31, 2017.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2018	2017
Revenues
Lease revenue	$0.3	$1.2
Marine operating revenue	4.4	10.6
Other revenue	0.1	0.5
Total Revenues	4.8	12.3

Expenses
Marine operating expense	4.3	7.6
Depreciation expense	1.8	1.7
Other operating expense	0.2	0.3
Total Expenses	6.3	9.6

Other Income (Expense)
Net gain on asset dispositions	0.3	0.3
Interest expense, net	(2.3)	(2.2)
Other income	—	2.3
Share of affiliates' pre-tax income	17.4	11.6
Segment Profit	$13.9	$14.7

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Investment in RRPF Affiliates	$385.2	$396.1	$439.5	$434.2	$449.1
Owned assets	214.8	199.4	177.3	148.6	148.8
Managed assets (1)	50.0	45.8	43.9	41.6	37.9
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Beginning balance	407	404	405	409	432
Engine acquisitions	—	3	5	27	9
Engine dispositions	(3)	(2)	(1)	(4)	(4)
Ending balance	404	405	409	432	437
Utilization rate at quarter end	94.6%	94.8%	96.1%	94.7%	94.5%

Comparison of the First Three Months of 2018 to the First Three Months of 2017

Comparisons of reported results for the current quarter and prior year quarter are impacted by the sale of marine investments.

Segment Profit

In the first quarter of 2018, segment profit was $13.9 million, compared to $14.7 million for the same period in the prior year. The decrease reflects the absence of operating income from the marine assets sold during 2017 and the settlement of a tax indemnity agreement received in the prior year, partially offset by higher RRPF affiliate income.

Revenues

In the first quarter of 2018, lease revenue decreased $0.9 million, primarily due to the impact of the sales of leased assets in 2017. Marine operating revenue decreased $6.2 million, driven by lower revenue from the Norgas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Norgas Vessels declined as a result of substantially lower shipping rates, due to decreased demand and new vessels that have entered the market.

Expenses

In the first quarter of 2018, marine operating expense decreased $3.3 million, primarily due to the absence of the marine assets that were sold in 2017. Depreciation expense and other operating expense were comparable to the prior year.

Other Income (Expense)

Net gain on asset dispositions and net interest expense were comparable to the prior year.

In the first quarter of 2018, share of affiliates' earnings from RRPF increased $5.8 million, primarily due to higher net disposition gains on engines sold and stronger operating results, driven by engines added to the fleet.

ASC

Segment Summary

ASC's fleet is idle for a substantial portion of the first three months of each year due to winter conditions on the Great Lakes. Freight volume and operating results in the first quarter are mostly attributable to prior year commitments completed in January of each year. During the first quarter of 2018, ASC carried 0.9 million net tons of freight compared to 1.0 million net tons during the first quarter of 2017.

The following table shows ASC’s segment results (in millions):

	Three Months Ended March 31
	2018	2017
Revenues
Lease revenue	$1.0	$1.0
Marine operating revenue	9.8	6.4
Total Revenues	10.8	7.4

Expenses
Maintenance expense	0.6	0.2
Marine operating expense	8.2	5.3
Depreciation expense	—	0.1
Operating lease expense	—	0.8
Total Expenses	8.8	6.4

Other Income (Expense)
Net gain on asset dispositions	0.1	—
Interest expense, net	(1.3)	(1.2)
Segment Profit (Loss)	$0.8	$(0.2)

Investment Volume	$11.7	$7.3
Total Net Tons Carried (000's)	939	1,034

Comparison of the First Three Months of 2018 to the First Three Months of 2017

Segment Profit

In the first quarter of 2018, segment profit was $0.8 million, compared to segment loss of $0.2 million in the same period in 2017. In 2018, the increase in segment profit was driven by improved rates, late season surcharges realized in 2018, and the absence of operating lease expense for a vessel returned in 2017, partially offset by higher operating expenses as a result of more operating days in 2018.

Revenues

In the first quarter of 2018, marine operating revenue increased $3.4 million, or 53.1%, primarily due to higher rates and late season surcharges realized in 2018. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

Expenses

In the first quarter of 2018, maintenance expense increased $0.4 million, due to more winter work and higher operating repairs. Marine operating expense increased $2.9 million, largely driven by more overall operating days, as well as higher fuel costs. Operating lease expense in 2017 included rent for the lease of a vessel that was returned in 2017.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

OTHER

Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2018	2017
Selling, general and administrative expense	$44.9	$42.7
Unallocated interest (income) expense, net	(2.6)	(3.2)
Other expense (income), including eliminations	0.2	0.3

SG&A, Unallocated Interest and Other

In the first quarter of 2018, SG&A of $44.9 million increased $2.2 million compared to the same period in 2017. The increase was primarily due to higher information technology and employee compensation expenses, as well as higher depreciation expense resulting from the early termination of the lease for GATX's corporate headquarters.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations, was comparable to prior year.

Consolidated Income Taxes

See "Note 7. Income Taxes" in Part I, Item 1 of this Form 10-Q.

CASH FLOW AND LIQUIDITY

We generate a significant amount of cash from operating activities and investment portfolio proceeds. We also access domestic and international capital markets by issuing unsecured or secured debt and commercial paper. We use these resources, along with available cash balances, to fulfill our debt, lease, and dividend obligations, to support our share repurchase programs, and to fund portfolio investments and capital additions. We primarily use cash from operations to fund daily operations.

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2018, we had an unrestricted cash balance of $233.1 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2018	2017
Principal sources of cash
Net cash provided by operating activities	$77.2	$51.7
Portfolio proceeds	123.2	44.0
Other asset sales	8.8	7.6
Proceeds from issuance of debt, commercial paper, and credit facilities	—	297.9
Total	$209.2	$401.2

Principal uses of cash
Portfolio investments and capital additions	$(178.4)	$(129.0)
Repayments of debt, commercial paper, and credit facilities	(11.8)	(300.9)
Purchases of leased-in assets	(39.1)	(79.3)
Payments on capital lease obligations	(0.3)	(1.4)
Stock repurchases	(25.0)	(25.0)
Dividends	(18.6)	(18.4)
Total	$(273.2)	$(554.0)

Net cash provided by operating activities of $77.2 million increased $25.5 million compared to 2017. The increase was driven by lower operating lease payments and income taxes paid, partially offset by higher interest payments. In addition, the net impact of changes in foreign exchange rates and the balances of certain working capital items positively impacted cash provided from operating activities.

Portfolio proceeds primarily consist of proceeds from sales of operating assets, loan and finance lease receipts, and capital distributions from affiliates. Portfolio proceeds of $123.2 million for the first three months of 2018 increased by $79.2 million from the prior year, primarily due to higher proceeds from sales of railcars at Rail North America.

No new debt was issued in the three months ended March 31, 2018. Proceeds from the issuance of debt for the three months ended March 31, 2017 included a $300 million, 10-year unsecured financing. Debt repayments of $11.8 million for the first three months of 2018 were $289.1 million lower than prior year. Repayments in the prior year consisted of scheduled maturity payments and the early retirement of higher cost debt.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $178.4 million for the first three months of 2018 increased $49.4 million compared to 2017, due to more railcars acquired at Rail North America and Rail International.

Purchases of leased-in assets of $39.1 million for the first three months of 2018 decreased $40.2 million compared to the same period in 2017. The decrease was attributable to a $24.0 million decrease at ASC, related to the purchase of a vessel in 2017 that was previously on lease, and a $16.2 million decrease at Rail North America due to fewer railcars purchased in 2018.

On January 29, 2016, our Board of Directors (the "Board") initially approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. During each of the three months ended March 31, 2018 and 2017, we acquired 0.4 million shares of common stock for $25.0 million. As of March 31, 2018, $225.0 million remained available under the repurchase authorizations.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2018 (in millions):

	Payments Due by Period
	Total	2018 (1)	2019	2020	2021	2022	Thereafter
Recourse debt	$4,404.8	$327.0	$550.0	$350.0	$567.8	$250.0	$2,360.0
Interest on recourse debt (2)	1,745.0	97.0	145.8	131.3	119.5	99.6	1,151.8
Commercial paper and credit facilities	4.4	4.4	—	—	—	—	—
Capital lease obligations, including interest	12.8	1.2	11.6	—	—	—	—
Recourse operating leases	570.5	46.3	68.9	67.5	61.3	52.9	273.6
Purchase commitments (3)	821.7	438.6	343.1	40.0	—	—	—
Total	$7,559.2	$914.5	$1,119.4	$588.8	$748.6	$402.5	$3,785.4
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2018.

(2)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of March 31, 2018, 5,635 railcars have been ordered, of which 3,926 railcars have been delivered.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2018:

Europe (1)
Balance as of March 31 (in millions)	$4.4
Weighted average interest rate	1.0%
Euro/Dollar exchange rate	1.23

Average daily amount outstanding during the first quarter (in millions)	$4.6
Weighted average interest rate	0.8%
Average Euro/Dollar exchange rate	1.23

Maximum daily amount outstanding (in millions)	$9.1
Euro/Dollar exchange rate	1.24
__________

(1)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2022. As of March 31, 2018, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of March 31, 2018, the full $250 million was available under this facility.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitations on liens provisions that restrict the amount of additional secured indebtedness that we may incur. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness.

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

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2018, we were in compliance with all covenants and conditions of all of our credit agreements.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2018, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the three months ended March 31, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for a summary of our policies.

NON-GAAP FINANCIAL MEASURES

In addition to financial results reported in accordance with GAAP, we compute certain financial measures using non-GAAP components, as defined by the SEC. These measures are not in accordance with, or a substitute for, GAAP, and our financial measures may be different from non-GAAP financial measures used by other companies. We have provided a reconciliation of our non-GAAP components to the most directly comparable GAAP components.

Reconciliation of Non-GAAP Components Used in the Computation of Certain Financial Measures

Balance Sheet Measures

We include total on- and off-balance sheet assets because a portion of our North American railcar fleet has been financed through sale-leasebacks that are accounted for as operating leases and are not recorded on the balance sheet. Similarly, ASC's fleet previously included vessels that were accounted for as operating leases and were not recorded on the balance sheet. We include these leased-in assets in our calculation of total assets (as adjusted) because we believe it gives investors a more comprehensive representation of the magnitude of the assets we operate and that drive our financial performance. In addition, this calculation of total assets (as adjusted) provides consistency with other non-financial information we disclose about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation is the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provides investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure.

The following table shows total balance sheet assets (in millions):

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Total assets (GAAP)	$7,096.9	$7,272.1	$7,261.9	$7,422.4	$7,468.0
Off-balance sheet assets:
Rail North America	423.9	488.1	471.3	435.7	411.7
ASC	0.7	0.5	0.2	—	—
Total off-balance sheet assets	$424.6	$488.6	$471.5	$435.7	$411.7

Total assets, as adjusted (non-GAAP)	$7,521.5	$7,760.7	$7,733.4	$7,858.1	$7,879.7

Shareholders’ Equity (GAAP)	$1,385.2	$1,443.0	$1,470.2	$1,792.7	$1,839.7

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2017	June 30 2017	September 30 2017	December 31 2017	March 31 2018
Debt, net of unrestricted cash:
Unrestricted cash	$(155.2)	$(284.3)	$(199.2)	$(296.5)	$(233.1)
Commercial paper and bank credit facilities	3.0	15.7	15.7	4.3	4.4
Recourse debt	4,250.9	4,261.2	4,266.7	4,371.7	4,359.5
Capital lease obligations	13.5	13.1	12.8	12.5	12.2
Total debt, net of unrestricted cash (GAAP)	4,112.2	4,005.7	4,096.0	4,092.0	4,143.0
Off-balance sheet recourse debt	424.6	488.6	471.5	435.7	411.7
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,536.8	$4,494.3	$4,567.5	$4,527.7	$4,554.7

Total recourse debt (1)	$4,536.8	$4,494.3	$4,567.5	$4,527.7	$4,554.7
Shareholders' Equity (2)	$1,385.2	$1,443.0	$1,470.2	$1,792.7	$1,839.7
Recourse Leverage (3)	3.3	3.1	3.1	2.5	2.5
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Balances for December 31, 2017 and March 31, 2018 reflect the impact of the Tax Act recognized in the fourth quarter of 2017.

(3)	Calculated as total recourse debt / shareholder's equity.

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

There were no tax adjustments and other items impacting net income or diluted earnings per share for either the first quarter of 2018 or 2017. However, we did have tax adjustments and other items impacting net income in other periods used in the calculation of the applicable measures for the trailing 12 months ended March 31, 2018 and 2017.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2018	2017
Net income (GAAP)	$520.8	$245.3
Adjustments attributable to consolidated pre-tax income:
Net (gain) loss on wholly owned Portfolio Management marine investments (1)	(1.8)	4.9
Railcar impairment at Rail North America (2)	—	29.8
Residual sharing settlement at Portfolio Management (3)	—	(49.1)
Total adjustments attributable to consolidated pre-tax income	$(1.8)	$(14.4)
Income taxes thereon, based on applicable effective tax rate	$0.7	$6.3

Other income tax adjustments attributable to consolidated income:
Impact of the Tax Act (4)	(315.9)	—
Foreign tax credit utilization (5)	—	(7.1)
Total other income tax adjustments attributable to consolidated income	$(315.9)	$(7.1)

Adjustments attributable to affiliates' earnings, net of taxes:
Net gain on Portfolio Management marine affiliate (1)	—	(0.6)
Income tax rate changes (6)	—	(3.9)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(4.5)
Net income, excluding tax adjustments and other items (non-GAAP)	$203.8	$225.6
Return on Equity (GAAP)	32.3%	18.2%
Return on Equity, excluding tax adjustments and other items (non-GAAP)	14.0%	16.8%
_______

(1)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of certain investments.

(2)	Impairment losses in the fourth quarter of 2016 related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(3)	Proceeds were recorded in the third quarter of 2016 as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(4)
Amount shown represents the estimated impact of corporate income tax changes enacted by the Tax Act, recorded in the fourth quarter of 2017. The ultimate impact of the Tax Act may differ from these estimates, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury, and actions that we may take.

(5)	Benefits in the fourth quarter of 2016 attributable to the utilization of foreign tax credit carryforwards.

(6)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom in the third quarter of 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2017, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 11. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2017, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) On January 29, 2016, the Board initially approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. The share repurchase authorizations do not have an expiration date, do not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of March 31, 2018, $225.0 million remained available under the repurchase authorizations.

The following is a summary of common stock repurchases completed by month during the first quarter of 2018:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
February 1, 2018 - February 28, 2018	251,466	$68.21	251,466	$232.8
March 1, 2018 - March 31, 2018	113,935	$68.88	113,935	$225.0
Total	365,401	$68.42	365,401

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
10.1
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017.*

31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference:
10.2
Form of Agreement for Employment Following a Change of Control between GATX Corporation and N. Gokce Tezel (dated March 1, 2018) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1.2328.*

_______

(*) Compensatory Plans or Arrangements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 1, 2018