Form 10-Q
period 2018-06-30
GATX CORP
filed 2018-07-27
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒

Common shares outstanding were 37.7 million at June 30, 2018.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2018

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
◦
weak macroeconomic conditions
◦
weak market conditions in our customers' businesses
◦
declines in harvest or production volumes
◦
adverse changes in the price of, or demand for, commodities
◦
changes in railroad operations or efficiency
◦
changes in supply chains
◦
availability of pipelines, trucks, and other alternative modes of transportation
◦
other operational or commercial needs or decisions of our customers
•
higher costs associated with increased railcar assignments following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•
financial and operational risks associated with long-term railcar purchase commitments, including increased costs due to tariffs or trade disputes
•
reduced opportunities to generate asset remarketing income

•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates")
•
the impact of changes to the Internal Revenue Code as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), and uncertainty as to how this legislation will be interpreted and applied.
•
fluctuations in foreign exchange rates
•
failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•
asset impairment charges we may be required to recognize
•
deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•
competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•
risks related to our international operations and expansion into new geographic markets, including the imposition of new or additional tariffs, quotas, or trade barriers
•
changes in, or failure to comply with, laws, rules, and regulations
•
inability to obtain cost-effective insurance
•
environmental remediation costs
•
inadequate allowances to cover credit losses in our portfolio
•
inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	June 30	December 31
	2018	2017
Assets
Cash and Cash Equivalents	$237.4	$296.5
Restricted Cash	3.7	3.2
Receivables
Rent and other receivables	84.7	83.4
Finance leases	130.8	136.1
Less: allowance for losses	(6.5)	(6.4)
	209.0	213.1

Operating Assets and Facilities	9,206.7	9,045.4
Less: allowance for depreciation	(2,911.8)	(2,853.3)
	6,294.9	6,192.1
Investments in Affiliated Companies	468.9	441.0
Goodwill	84.0	85.6
Other Assets	197.6	190.9
Total Assets	$7,495.5	$7,422.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$162.5	$154.3
Debt
Commercial paper and borrowings under bank credit facilities	4.3	4.3
Recourse	4,397.9	4,371.7
Capital lease obligations	11.9	12.5
	4,414.1	4,388.5
Deferred Income Taxes	881.4	853.7
Other Liabilities	219.9	233.2
Total Liabilities	5,677.9	5,629.7
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,254,859 and 67,083,149 Outstanding shares — 37,701,950 and 37,895,641	41.6	41.6
Additional paid in capital	702.7	698.0
Retained earnings	2,357.3	2,261.7
Accumulated other comprehensive loss	(160.0)	(109.6)
Treasury stock at cost (29,552,909 and 29,187,508 shares)	(1,124.0)	(1,099.0)
Total Shareholders’ Equity	1,817.6	1,792.7
Total Liabilities and Shareholders’ Equity	$7,495.5	$7,422.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Lease revenue	$271.0	$274.1	$544.2	$546.8
Marine operating revenue	55.8	55.1	70.0	72.1
Other revenue	22.7	19.2	40.6	45.6
Total Revenues	349.5	348.4	654.8	664.5
Expenses
Maintenance expense	82.0	84.9	163.2	162.8
Marine operating expense	37.6	38.0	50.1	50.9
Depreciation expense	81.1	77.3	158.5	149.3
Operating lease expense	12.7	15.2	25.7	31.0
Other operating expense	9.1	7.8	17.7	17.4
Selling, general and administrative expense	46.2	42.6	91.1	85.3
Total Expenses	268.7	265.8	506.3	496.7
Other Income (Expense)
Net gain on asset dispositions	6.1	22.0	62.2	46.9
Interest expense, net	(42.2)	(40.0)	(82.1)	(79.2)
Other expense	(9.8)	(1.6)	(11.1)	(3.1)
Income before Income Taxes and Share of Affiliates’ Earnings	34.9	63.0	117.5	132.4
Income taxes	(9.1)	(19.3)	(29.7)	(39.9)
Share of affiliates’ earnings, net of taxes	13.0	9.7	27.3	18.4
Net Income	$38.8	$53.4	$115.1	$110.9
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(50.4)	40.7	(35.5)	58.6
Unrealized gain on derivative instruments	2.2	2.1	0.7	2.9
Post-retirement benefit plans	1.9	1.4	3.8	2.7
Other comprehensive income	(46.3)	44.2	(31.0)	64.2
Comprehensive (Loss) Income	$(7.5)	$97.6	$84.1	$175.1

Share Data
Basic earnings per share	$1.03	$1.37	$3.05	$2.83
Average number of common shares	37.7	39.0	37.8	39.2

Diluted earnings per share	$1.01	$1.35	$2.99	$2.79
Average number of common shares and common share equivalents	38.4	39.5	38.5	39.7

Dividends declared per common share	$0.44	$0.42	$0.88	$0.84
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30
	2018	2017
Operating Activities
Net income	$115.1	$110.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	167.2	155.8
Change in accrued operating lease expense	(11.1)	(25.3)
Net gains on sales of assets	(61.1)	(39.5)
Deferred income taxes	21.2	30.4
Change in income taxes payable	(0.6)	(4.9)
Share of affiliates’ earnings, net of dividends	(27.2)	(18.3)
Other	3.2	14.7
Net cash provided by operating activities	206.7	223.8
Investing Activities
Portfolio investments and capital additions	(367.0)	(295.3)
Purchases of leased-in assets	(39.1)	(79.3)
Portfolio proceeds	149.0	99.1
Proceeds from sales of other assets	20.9	14.9
Proceeds from sale-leasebacks	—	90.7
Other	2.6	0.5
Net cash used in investing activities	(233.6)	(169.4)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	297.1	297.6
Repayments of debt (original maturities longer than 90 days)	(263.1)	(301.5)
Net increase in debt with original maturities of 90 days or less	0.1	11.5
Stock repurchases	(25.0)	(50.0)
Dividends	(35.7)	(35.2)
Other	(1.4)	(2.8)
Net cash used in financing activities	(28.0)	(80.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	2.9
Net decrease in Cash, Cash Equivalents, and Restricted Cash during the period	(58.6)	(23.1)
Cash, Cash Equivalents, and Restricted Cash at beginning of period	299.7	311.1
Cash, Cash Equivalents, and Restricted Cash at end of period	$241.1	$288.0
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

Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which modifies the accounting for nonemployee share-based payments.
	The new guidance is effective for us in the first quarter of 2019, with early adoption permitted in any interim period.	We are evaluating the effect the new guidance will have on our financial statements and related disclosures.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other Revenue

Other revenue comprises customer liability repair revenue, utilization income, fee income, interest on loans, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606 but based on our assessment, we determined that our current revenue elements and timing for purposes of income recognition are consistent with applicable provisions in the new standard. The remaining items are considered lease components that continue to be within the scope of existing lease guidance.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total June 30 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$2.7	$—	$2.7	$—
Foreign exchange rate derivatives (2)	0.4	—	0.4	—
Liabilities
Interest rate derivatives (1)	12.2	—	12.2	—
Foreign exchange rate derivatives (1)	23.5	—	23.5	—
Foreign exchange rate derivatives (2)	1.0	—	1.0	—

Assets	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$1.2	$—	$1.2	$—
Liabilities
Interest rate derivatives (1)	4.7	—	4.7	—
Foreign exchange rate derivatives (1)	27.7	—	27.7	—
Foreign exchange rate derivatives (2)	6.9	—	6.9	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had nine instruments outstanding with an aggregate notional amount of $500.0 million as of June 30, 2018 with maturities ranging from 2019 to 2022 and ten instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2017 with maturities ranging from 2018 to 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had 11 instruments outstanding with an aggregate notional amount of $296.6 million as of June 30, 2018 that mature from 2018 to 2022 and five instruments outstanding with an aggregate notional amount of $285.6 million as of December 31, 2017 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $3.4 million ($2.6 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of June 30, 2018 was $35.7 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended June 30		Six Months Ended June 30
Derivative Designation	Location of Loss (Gain) Recognized	2018	2017	2018	2017
Fair value hedges (1)	Interest expense	$1.8	$(1.2)	$7.6	$0.9
Cash flow hedges	Other comprehensive loss (effective portion)	17.2	(18.6)	5.7	(23.7)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.1	1.7	2.2	3.4
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(16.3)	19.6	(8.1)	23.7
Non-designated	Other (income) expense	(5.0)	1.3	(5.7)	6.1
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$3,999.5	$3,952.9	$3,971.2	$4,089.1
Recourse floating rate debt	424.3	423.0	426.0	428.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement benefits expense for the three months ended June 30, 2018 and 2017 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$2.2	$1.7	$—	$0.1
Interest cost	3.7	3.9	0.3	0.3
Expected return on plan assets	(5.5)	(6.0)	—	—
Settlement expense	—	0.1	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	2.6	2.4	—	(0.1)
Net periodic cost	$3.0	$2.1	$0.2	$0.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our pension and other post-retirement benefits expense for the six months ended June 30, 2018 and 2017 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$4.1	$3.3	$0.1	$0.1
Interest cost	7.4	7.7	0.5	0.5
Expected return on plan assets	(11.1)	(12.0)	—	—
Settlement expense	—	0.1	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	(0.1)
Unrecognized net actuarial loss (gain)	5.1	4.7	—	(0.2)
Net periodic cost	$5.5	$3.8	$0.5	$0.3
________
(1) Amounts reclassified from accumulated other comprehensive loss.

In 2018, we adopted ASU 2017-07 which modifies how an entity must present service costs and other components of net benefit cost. See "Note 2. Basis of Presentation" for further details. In accordance with this new guidance, the service cost component of net periodic cost is recorded in the applicable operating expense line, including maintenance expense and selling, general and administrative expense in the Statements of Comprehensive Income; and the other components are recorded in other expense.

NOTE 6. Share-Based Compensation

During the six months ended June 30, 2018, we granted 320,100 non-qualified employee stock options, 45,250 restricted stock units, 58,440 performance shares, and 12,194 phantom stock units. For the three months and six months ended June 30, 2018, total share-based compensation expense was $4.7 million and $9.6 million and the related tax benefits were $1.2 million and $2.4 million. For the three months and six months ended June 30, 2017, total share-based compensation expense was $3.9 million and $7.2 million and the related tax benefits were $1.5 million and $2.7 million.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

We continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions that we may take. In addition, these estimates may change due to guidance provided by state taxing authorities and the completion of our 2017 U.S. and state income tax returns. No adjustments were made to our initial provisional estimate during the six months ended June 30, 2018.

Our effective tax rate was 25% for the six months ended June 30, 2018, compared to 30% for the six months ended June 30, 2017. The difference in the effective rates for the current year compared to the prior year is primarily attributable to the reduction in the U.S. corporation income tax rate from 35% to 21%, as part of the Tax Act. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each of the six-month periods ended June 30, 2018 and 2017.

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

The following table shows our commercial commitments (in millions):

	June 30 2018	December 31 2017
Lease payment guarantees	$3.5	$4.9
Standby letters of credit and performance bonds	17.7	17.8
Total commercial commitments (1)	$21.2	$22.7
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $1.5 million at June 30, 2018 and $2.0 million at December 31, 2017. The expirations of these commitments range from 2019 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 9. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted average number of shares of our common stock outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Numerator:
Net income	$38.8	$53.4	$115.1	$110.9

Denominator:
Weighted average shares outstanding - basic	37.7	39.0	37.8	39.2
Effect of dilutive securities:
Equity compensation plans	0.7	0.5	0.7	0.5
Weighted average shares outstanding - diluted	38.4	39.5	38.5	39.7
Basic earnings per share	$1.03	$1.37	$3.05	$2.83
Diluted earnings per share	$1.01	$1.35	$2.99	$2.79

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2017	$(10.5)	$—	$(15.5)	$(83.6)	$(109.6)
Change in component	14.9	—	(11.5)	—	3.4
Reclassification adjustments into earnings (1)	—	—	9.3	2.5	11.8
Income tax effect	—	—	0.7	(0.6)	0.1
Reclassification adjustments into retained earnings (2)	—	—	(3.0)	(16.4)	(19.4)
Balance at March 31, 2018	$4.4	$—	$(20.0)	$(98.1)	$(113.7)
Change in component	(50.4)	—	18.0	—	(32.4)
Reclassification adjustments into earnings (1)	—	—	(15.2)	2.5	(12.7)
Income tax effect	—	—	(0.6)	(0.6)	(1.2)
Balance at June 30, 2018	$(46.0)	$—	$(17.8)	$(96.2)	$(160.0)
________

(1)	See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended June 30, 2018
Revenues
Lease revenue	$217.6	$52.2	$0.2	$1.0	$—	$271.0
Marine operating revenue	—	—	3.5	52.3	—	55.8
Other revenue	20.1	2.2	0.4	—	—	22.7
Total Revenues	237.7	54.4	4.1	53.3	—	349.5
Expenses
Maintenance expense	64.1	11.2	—	6.7	—	82.0
Marine operating expense	—	—	4.2	33.4	—	37.6
Depreciation expense	61.8	13.8	1.9	3.6	—	81.1
Operating lease expense	12.7	—	—	—	—	12.7
Other operating expense	7.5	1.5	0.1	—	—	9.1
Total Expenses	146.1	26.5	6.2	43.7	—	222.5
Other Income (Expense)
Net gain on asset dispositions	4.7	1.1	0.3	—	—	6.1
Interest (expense) income, net	(31.1)	(8.9)	(2.7)	(1.5)	2.0	(42.2)
Other expense	(1.2)	(7.3)	—	(0.1)	(1.2)	(9.8)
Share of affiliates' pre-tax income	0.2	—	15.9	—	—	16.1
Segment profit	$64.2	$12.8	$11.4	$8.0	$0.8	97.2
Less:
Selling, general and administrative expense						46.2
Income taxes (includes $3.1 related to affiliates' earnings)						12.2
Net income						$38.8

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$4.2	$—	$—	$—	$—	$4.2
Residual sharing income	0.3	—	0.3	—	—	0.6
Non-remarketing net gains (1)	0.2	1.1	—	—	—	1.3
	$4.7	$1.1	$0.3	$—	$—	$6.1

Capital Expenditures
Portfolio investments and capital additions	$149.1	$34.6	$—	$4.1	$0.8	$188.6

Selected Balance Sheet Data at June 30, 2018
Investments in affiliated companies	$6.8	$—	$462.1	$—	$—	$468.9
Identifiable assets	$5,022.6	$1,313.9	$606.0	$313.6	$239.4	$7,495.5
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended June 30, 2017
Revenues
Lease revenue	$225.7	$46.2	$1.2	$1.0	$—	$274.1
Marine operating revenue	—	—	7.4	47.7	—	55.1
Other revenue	17.3	1.6	0.3	—	—	19.2
Total Revenues	243.0	47.8	8.9	48.7	—	348.4
Expenses
Maintenance expense	68.5	9.7	—	6.7	—	84.9
Marine operating expense	—	—	7.4	30.6	—	38.0
Depreciation expense	59.7	11.8	1.8	4.0	—	77.3
Operating lease expense	14.8	—	—	0.4	—	15.2
Other operating expense	6.3	1.2	0.3	—	—	7.8
Total Expenses	149.3	22.7	9.5	41.7	—	223.2
Other Income (Expense)
Net gain on asset dispositions	10.7	0.8	10.5	—	—	22.0
Interest (expense) income, net	(28.5)	(8.1)	(2.4)	(1.3)	0.3	(40.0)
Other (expense) income	(1.2)	(1.1)	—	0.8	(0.1)	(1.6)
Share of affiliates' pre-tax income (loss)	0.2	(0.1)	12.3	—	—	12.4
Segment profit	$74.9	$16.6	$19.8	$6.5	$0.2	118.0
Less:
Selling, general and administrative expense						42.6
Income taxes (includes $2.7 related to affiliates' earnings)						22.0
Net income						$53.4

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$10.9	$—	$1.8	$—	$—	$12.7
Residual sharing income	0.2	—	8.7	—	—	8.9
Non-remarketing net gains (1)	1.5	0.8	—	—	—	2.3
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$10.7	$0.8	$10.5	$—	$—	$22.0

Capital Expenditures
Portfolio investments and capital additions	$127.6	$33.1	$—	$5.5	$0.1	$166.3

Selected Balance Sheet Data at December 31, 2017
Investments in affiliated companies	$6.8	$—	$434.2	$—	$—	$441.0
Identifiable assets	$4,915.0	$1,332.9	$582.8	$286.7	$305.0	$7,422.4
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Six Months Ended June 30, 2018
Revenues
Lease revenue	$437.1	$104.6	0.5	$2.0	$—	$544.2
Marine operating revenue	—	—	7.9	62.1	—	70.0
Other revenue	35.9	4.2	0.5	—	—	40.6
Total Revenues	473.0	108.8	8.9	64.1	—	654.8
Expenses
Maintenance expense	132.2	23.7	—	7.3	—	163.2
Marine operating expense	—	—	8.5	41.6	—	50.1
Depreciation expense	123.3	27.9	3.7	3.6	—	158.5
Operating lease expense	25.7	—	—	—	—	25.7
Other operating expense	14.4	3.0	0.3	—	—	17.7
Total Expenses	295.6	54.6	12.5	52.5	—	415.2
Other Income (Expense)
Net gain on asset dispositions	58.8	2.7	0.6	0.1	—	62.2
Interest (expense) income, net	(61.3)	(17.6)	(5.0)	(2.8)	4.6	(82.1)
Other expense	(2.1)	(7.5)	—	(0.1)	(1.4)	(11.1)
Share of affiliates' pre-tax income	0.3	—	33.3	—	—	33.6
Segment profit	$173.1	$31.8	$25.3	$8.8	$3.2	242.2
Less:
Selling, general and administrative expense						91.1
Income taxes (includes $6.3 related to affiliates' earnings)						36.0
Net income						$115.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$54.1	$—	$—	$0.1	$—	$54.2
Residual sharing income	0.4	—	0.6	—	—	1.0
Non-remarketing net gains (1)	4.3	2.7	—	—	—	7.0
	$58.8	$2.7	0.6	$0.1	$—	$62.2

Capital Expenditures
Portfolio investments and capital additions	$285.6	$64.1	—	$15.8	$1.5	$367.0

__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Six Months Ended June 30, 2017
Revenues
Lease revenue	$452.9	$89.5	$2.4	$2.0	$—	$546.8
Marine operating revenue	—	—	18.0	54.1	—	72.1
Other revenue	42.1	2.7	0.8	—	—	45.6
Total Revenues	495.0	92.2	21.2	56.1	—	664.5
Expenses
Maintenance expense	136.2	19.7	—	6.9	—	162.8
Marine operating expense	—	—	15.0	35.9	—	50.9
Depreciation expense	118.7	23.0	3.5	4.1	—	149.3
Operating lease expense	29.8	—	—	1.2	—	31.0
Other operating expense	14.4	2.4	0.6	—	—	17.4
Total Expenses	299.1	45.1	19.1	48.1	—	411.4
Other Income (Expense)
Net gain on asset dispositions	34.5	1.6	10.8	—	—	46.9
Interest (expense) income, net	(59.6)	(16.0)	(4.6)	(2.5)	3.5	(79.2)
Other (expense) income	(3.2)	(2.6)	2.3	0.8	(0.4)	(3.1)
Share of affiliates' pre-tax income (loss)	0.3	(0.1)	23.9	—	—	24.1
Segment profit	$167.9	$30.0	$34.5	$6.3	$3.1	241.8
Less:
Selling, general and administrative expense						85.3
Income taxes (includes $5.7 related to affiliates' earnings)						45.6
Net income						$110.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$32.0	$—	$1.8	$—	$—	$33.8
Residual sharing income	0.3	—	9.0	—	—	9.3
Non-remarketing net gains (1)	4.1	1.6	—	—	—	5.7
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$34.5	$1.6	$10.8	$—	$—	$46.9

Capital Expenditures
Portfolio investments and capital additions	$230.4	$51.8	$—	$12.8	$0.3	$295.3

__________
(1) Includes net gains from scrapping of railcars.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Segment Revenues
Rail North America	$237.7	$243.0	$473.0	$495.0
Rail International	54.4	47.8	108.8	92.2
Portfolio Management	4.1	8.9	8.9	21.2
ASC	53.3	48.7	64.1	56.1
	$349.5	$348.4	$654.8	$664.5
Segment Profit
Rail North America	$64.2	$74.9	$173.1	$167.9
Rail International	12.8	16.6	31.8	30.0
Portfolio Management	11.4	19.8	25.3	34.5
ASC	8.0	6.5	8.8	6.3
	96.4	117.8	239.0	238.7
Less:
Selling, general and administrative expense	46.2	42.6	91.1	85.3
Unallocated interest (income) expense, net	(2.0)	(0.3)	(4.6)	(3.5)
Other, including eliminations	1.2	0.1	1.4	0.4
Income taxes ($3.1 and $2.7 QTR and $6.3 and $5.7 YTD related to affiliates' earnings)	12.2	22.0	36.0	45.6
Net Income	$38.8	$53.4	$115.1	$110.9

Net income, excluding tax adjustments and other items (non-GAAP)	$44.6	$52.3	$120.9	$109.8
Diluted earnings per share	$1.01	$1.35	$2.99	$2.79
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.16	$1.32	$3.14	$2.76

Investment Volume	$188.6	$166.3	$367.0	$295.3

The following table shows our return on equity ("ROE") for the trailing 12 months ended June 30:

	2018	2017
ROE (GAAP)	31.0%	17.3%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	13.3%	15.8%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income was $115.1 million, or $2.99 per diluted share, for the first six months of 2018 compared to $110.9 million, or $2.79 per diluted share, in 2017. Results for the six months ended June 30, 2018 included costs of approximately $5.8 million (after-tax) associated with the closure of a maintenance facility at Rail International, and results for the six months ended June 30, 2017 included a net gain of approximately $1.1 million (after-tax) from the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $11.1 million compared to the prior year. The increase was driven by higher asset disposition gains at Rail North America, higher lease revenue, resulting from more railcars on lease, and the positive impacts of foreign exchange rates, both at Rail International, as well as higher income from affiliates. These positive impacts were partially offset by lower lease revenue at Rail North America, due to fewer railcars on lease and lower lease rates, as well as lower residual sharing fees from our managed portfolio and lower marine operating results at our Portfolio Management segment.
Net income was $38.8 million, or $1.01 per diluted share, for the second quarter of 2018 compared to $53.4 million, or $1.35 per diluted share, in 2017. Results for the second quarter of 2018 included costs of approximately $5.8 million (after-tax) associated with the closure of a maintenance facility at Rail International, and results for the second quarter of 2017 included a net gain of approximately $1.1 million (after-tax) from the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income decreased $7.7 million compared to the prior year. The decrease was largely due to lower asset disposition gains and lower lease revenue at Rail North America, due to fewer railcars on lease and lower lease rates, as well as lower residual sharing fees from our managed portfolio. These negative impacts were partially offset by higher lease revenue, resulting from more railcars on lease, and the positive impacts of foreign exchange rates, both at Rail International, as well as higher income from affiliates.

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

RAIL NORTH AMERICA

Segment Summary

Rail North America experienced more favorable railcar demand in the second quarter of 2018, as railroad car loadings increased and railroad velocity decreased relative to 2017. Although lease revenue remains under pressure due to continued railcar oversupply and a large railcar manufacturing backlog, Rail North America continues to perform well. At June 30, 2018, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 102,900 cars. Fleet utilization, excluding boxcars, was 98.9% at June 30, 2018, compared to 98.2% at the end of the prior quarter, and 98.8% at June 30, 2017. Fleet utilization for our approximately 16,000 boxcars was 92.8% at June 30, 2018, compared to 93.5% at the end of the prior quarter, and 90.2% at June 30, 2017.

For the second quarter of 2018, an average of approximately 101,300 railcars, excluding boxcars, were on lease, compared to 101,200 in the prior quarter and 102,800 at June 30, 2017. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped, consistent with our ongoing strategy to optimize the composition of our fleet. During the second quarter of 2018, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 16.1%, compared to negative 11.6% in the prior quarter and negative 21.4% in the second quarter of 2017. Lease terms on renewals for cars in the LPI averaged 41 months in the current quarter, compared to 34 months in the prior quarter, and 32 months in the second quarter of 2017. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 78.6% in the current quarter, compared to 76.7% in the prior quarter, and 75.1% in the second quarter of 2017. Railcars that are returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of June 30, 2018, 6,663 railcars have been ordered, of which 4,325 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. Pricing will be on an agreed upon or cost-plus basis subject to certain adjustments and surcharges specified in the agreement.

As of June 30, 2018, leases for approximately 8,850 railcars in our term lease fleet and approximately 1,280 boxcars are scheduled to expire over the remainder of 2018. These amounts exclude railcars with leases expiring in 2018 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Lease revenue	$217.6	$225.7	$437.1	$452.9
Other revenue	20.1	17.3	35.9	42.1
Total Revenues	237.7	243.0	473.0	495.0

Expenses
Maintenance expense	64.1	68.5	132.2	136.2
Depreciation expense	61.8	59.7	123.3	118.7
Operating lease expense	12.7	14.8	25.7	29.8
Other operating expense	7.5	6.3	14.4	14.4
Total Expenses	146.1	149.3	295.6	299.1

Other Income (Expense)
Net gain on asset dispositions	4.7	10.7	58.8	34.5
Interest expense, net	(31.1)	(28.5)	(61.3)	(59.6)
Other expense	(1.2)	(1.2)	(2.1)	(3.2)
Share of affiliates' pre-tax income	0.2	0.2	0.3	0.3
Segment Profit	$64.2	$74.9	$173.1	$167.9

Investment Volume	$149.1	$127.6	$285.6	$230.4

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Railcars	$188.9	$197.1	$379.5	$395.9
Boxcars	19.0	18.7	38.3	37.4
Locomotives	9.7	9.9	19.3	19.6
Total	$217.6	$225.7	$437.1	$452.9

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Beginning balance	103,672	104,007	103,692	103,730	102,597
Cars added	1,224	637	786	1,226	1,231
Cars scrapped	(640)	(854)	(600)	(673)	(720)
Cars sold	(249)	(98)	(148)	(1,686)	(218)
Ending balance	104,007	103,692	103,730	102,597	102,890
Utilization rate at quarter end	98.8%	98.5%	98.2%	98.2%	98.9%
Average active railcars	102,760	102,555	102,078	101,208	101,330

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Ending balance	17,138	16,555	16,398	16,227	16,007
Utilization	90.2%	92.4%	92.6%	93.5%	92.8%

Comparison of the First Six Months of 2018 to the First Six Months of 2017

Segment Profit

In the first six months of 2018, segment profit of $173.1 million increased 3.1% compared to $167.9 million in the same period in the prior year. The increase was driven by higher asset disposition gains and lower maintenance expense, partially offset by lower lease revenue and lower termination fees.

Revenues

In the first six months of 2018, lease revenue decreased $15.8 million, or 3.5%, primarily due to fewer railcars on lease and lower lease rates. Other revenue decreased $6.2 million, largely a result of lower fees in the current period, partially offset by higher repair revenue. Other revenue in 2017 included $7.8 million of compensation for damage to returned railcars. The expenses to repair these railcars are recognized as incurred.

Expenses

In the first six months of 2018, maintenance expense decreased $4.0 million, largely due to fewer repairs performed by the railroads and fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $4.6 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $4.1 million, resulting from the purchase of railcars previously on operating leases in both 2018 and 2017.

Other Income (Expense)

In the first six months of 2018, net gain on asset dispositions increased $24.3 million, attributable to more railcars sold in the current year, as well as higher scrapping gains resulting primarily from a higher scrap price per ton. The net gains on asset dispositions realized in the first six months of 2018 represent the majority of management's expected amount for the full year. Net interest expense increased $1.7 million, driven by a higher average interest rate and a higher average debt balance.

Investment Volume

During the first six months of 2018, investment volume was $285.6 million compared to $230.4 million in the same period in 2017. We acquired 2,319 newly built railcars and purchased 45 railcars in the secondary market in the first half of 2018, compared to 1,823 newly built railcars and 122 railcars purchased in the secondary market in the same period in 2017.

Our investment volume is predominantly composed of acquired railcars, but also includes certain capitalized repairs and improvements to owned railcars and our maintenance facilities. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of railcars purchased, which may include tank cars and freight cars, and whether such cars are newly manufactured railcars or purchased in the secondary market.

Comparison of the Second Quarter of 2018 to the Second Quarter of 2017

Segment Profit

In the second quarter of 2018, segment profit of $64.2 million decreased 14.3% compared to $74.9 million in the same period in the prior year. The decrease was driven by lower lease revenue, as well as lower asset disposition gains, partially offset by lower maintenance expense.

Revenues

In the second quarter of 2018 lease revenue decreased $8.1 million, or 3.6%, primarily due to fewer railcars on lease and lower lease rates. Other revenue increased $2.8 million, largely a result of higher repair revenue, partially offset by lower fees in the current period.

Expenses

In the second quarter of 2018, maintenance expense decreased $4.4 million, largely due to fewer repairs performed by the railroads and fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $2.1 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $2.1 million, resulting from the purchase of railcars previously on operating leases in both 2018 and 2017. Other operating expense increased $1.2 million, driven by higher switching, storage, and freight costs.

Other Income (Expense)

In the second quarter of 2018, net gain on asset dispositions decreased $6.0 million, attributable to fewer railcars and locomotives sold in the current year, partially offset by higher scrapping gains due to more railcars scrapped and a higher scrap price per ton. Net interest expense increased $2.6 million, driven by a higher average interest rate, partially offset by a lower average debt balance.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first six months of 2018. In Europe, we are seeing gradual, broad improvement across the chemical, petroleum, and freight markets. GRE was successful in maintaining high fleet utilization across all railcar types in the second quarter of 2018. Railcar utilization for GRE was 97.8% at June 30, 2018, compared to 96.7% at the end of the prior quarter and 95.7% at June 30, 2017.

In the second quarter of 2018, GRE recorded $8.6 million of expense attributable to the closure of a railcar maintenance facility in Germany.

The following table shows Rail International's segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Lease revenue	$52.2	$46.2	$104.6	$89.5
Other revenue	2.2	1.6	4.2	2.7
Total Revenues	54.4	47.8	108.8	92.2

Expenses
Maintenance expense	11.2	9.7	23.7	19.7
Depreciation expense	13.8	11.8	27.9	23.0
Other operating expense	1.5	1.2	3.0	2.4
Total Expenses	26.5	22.7	54.6	45.1

Other Income (Expense)
Net gain on asset dispositions	1.1	0.8	2.7	1.6
Interest expense, net	(8.9)	(8.1)	(17.6)	(16.0)
Other expense	(7.3)	(1.1)	(7.5)	(2.6)
Share of affiliates' pre-tax loss	—	(0.1)	—	(0.1)
Segment Profit	$12.8	$16.6	$31.8	$30.0

Investment Volume	$34.6	$33.1	$64.1	$51.8

The following table shows fleet activity for GRE railcars for the quarter ended:

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Beginning balance	23,131	23,180	23,227	23,166	23,004
Cars added	288	179	197	63	245
Cars scrapped or sold	(239)	(132)	(258)	(225)	(125)
Ending balance	23,180	23,227	23,166	23,004	23,124
Utilization rate at quarter end	95.7%	95.6%	96.8%	96.7%	97.8%
Average active railcars	22,024	22,215	22,290	22,237	22,407

\

Comparison of the First Six Months of 2018 to the First Six Months of 2017

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first six months of 2018, a stronger euro positively impacted lease revenue by approximately $10.3 million and segment profit, excluding other income (expense), by approximately $5.2 million compared to the same period in 2017.

Segment Profit

In the first six months of 2018, segment profit of $31.8 million increased 6.0% compared to $30.0 million in the same period in the prior year. The increase was largely due to the positive impact of foreign exchange rates, as well as more cars on lease, partially offset by the railcar maintenance facility closure costs.

Revenues

In the first six months of 2018, lease revenue increased $15.1 million, or 16.9%, due to more cars on lease, as well as the impact of foreign exchange rates. Other revenue increased $1.5 million, driven by higher repair revenue.

Expenses

In the first six months of 2018, maintenance expense increased $4.0 million, primarily due to higher wheelset costs and other maintenance expenses, as well as the impact of foreign exchange rates, partially offset by fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $4.9 million, driven by the impact of new railcars added to the fleet, as well as the impacts of foreign exchange rates.

Other Income (Expense)

In the first six months of 2018, net gain on asset dispositions increased $1.1 million, attributable to higher railcar scrapping gains. Net interest expense increased $1.6 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $4.9 million, driven by the railcar maintenance facility closure costs, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

In the first six months of 2018, investment volume was $64.1 million compared to $51.8 million in the same period in 2017. In the first six months of 2018, GRE acquired 308 railcars, Rail India acquired 306 railcars, and Rail Russia acquired 24 railcars, compared to 288 railcars at GRE, 138 at Rail India and none at Rail Russia in the same period in 2017.

Our investment volume is predominantly composed of acquired railcars, but may also include certain capitalized repairs and improvements to owned railcars. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of the various car types acquired, as well as fluctuations in the exchange rates of the foreign currencies in which Rail International conducts business.

Comparison of the Second Quarter of 2018 to the Second Quarter of 2017

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the second quarter of 2018, a stronger euro positively impacted lease revenue by approximately $3.7 million and segment profit, excluding other income (expense), by approximately $2.2 million compared to the same period in 2017.

Segment Profit

In the second quarter of 2018, segment profit of $12.8 million decreased 22.9% compared to $16.6 million in the same period in the prior year. The decrease was largely due to the railcar maintenance facility closure costs, partially offset by more cars on lease and the positive impact of foreign exchange rates.

Revenues

In the second quarter of 2018, lease revenue increased $6.0 million, or 13.0%, due to more cars on lease, as well as the impact of foreign exchange rates. Other revenue increased $0.6 million, driven by higher repair revenue.

Expenses

In the second quarter of 2018, maintenance expense increased $1.5 million, primarily due to higher wheelset costs, as well as the impact of foreign exchange rates, partially offset by fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $2.0 million, driven by the impact of new railcars added to the fleet, as well as the impacts of foreign exchange rates.

Other Income (Expense)

In the second quarter of 2018, net gain on asset dispositions increased $0.3 million, attributable to higher railcar scrapping gains. Net interest expense increased $0.8 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $6.2 million, driven by the railcar maintenance facility closure costs, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is primarily attributable to income from the RRPF affiliates. The RRPF affiliates are a group of sixteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $33.3 million and $15.9 million for the six months and three months ended June 30, 2018, compared to $23.5 million and $12.3 million for the same periods in 2017. As of June 30, 2018, the RRPF affiliates owned 449 aircraft spare engines with a net book value of approximately $3,966 million, compared to 432 aircraft spare engines with a net book value of approximately $3,764 million at December 31, 2017.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As of December 31, 2017, we had completed all planned sales of the marine assets, including our 50% interest in the Cardinal Marine joint venture.

Portfolio Management continues to own other marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Norgas Vessels"). The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management's total asset base was $606.0 million at June 30, 2018, compared to $582.8 million at December 31, 2017, and $595.5 million at June 30, 2017.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Lease revenue	$0.2	$1.2	$0.5	$2.4
Marine operating revenue	3.5	7.4	7.9	18.0
Other revenue	0.4	0.3	0.5	0.8
Total Revenues	4.1	8.9	8.9	21.2

Expenses
Marine operating expense	4.2	7.4	8.5	15.0
Depreciation expense	1.9	1.8	3.7	3.5
Other operating expense	0.1	0.3	0.3	0.6
Total Expenses	6.2	9.5	12.5	19.1

Other Income (Expense)
Net gain on asset dispositions	0.3	10.5	0.6	10.8
Interest expense, net	(2.7)	(2.4)	(5.0)	(4.6)
Other income	—	—	—	2.3
Share of affiliates' pre-tax income	15.9	12.3	33.3	23.9
Segment Profit	$11.4	$19.8	$25.3	$34.5

The following table shows the net book values of Portfolio Management's assets (in millions):

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Investment in RRPF Affiliates	$396.1	$439.5	$434.2	$449.1	$462.1
Owned assets	199.4	177.3	148.6	148.8	143.9
Managed assets (1)	45.8	43.9	41.6	37.9	36.0
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Beginning balance	404	405	409	432	437
Engine acquisitions	3	5	27	9	17
Engine dispositions	(2)	(1)	(4)	(4)	(5)
Ending balance	405	409	432	437	449
Utilization rate at quarter end	94.8%	96.1%	94.7%	94.5%	94.7%

Comparison of the First Six Months of 2018 to the First Six Months of 2017

Comparisons of reported results for the current year and prior year are impacted by the sale of marine investments.

Segment Profit

In the first six months of 2018, segment profit was $25.3 million, compared to $34.5 million for the same period in the prior year. The decrease reflects the absence of operating income from the marine assets sold during 2017 and lower residual sharing fees from the managed portfolio, partially offset by higher RRPF affiliate income.

Revenues

In the first six months of 2018, lease revenue decreased $1.9 million, primarily due to the impact of the sales of leased assets in 2017. Marine operating revenue decreased $10.1 million, due to lower revenue from the Norgas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Norgas Vessels declined as a result of lower charter rates, due to decreased demand and new vessels that have entered the market.

Expenses

In the first six months of 2018, marine operating expense decreased $6.5 million, primarily due to the absence of the marine assets that were sold in 2017. Depreciation expense and other operating expense were comparable to the prior year.

Other Income (Expense)

In the first six months of 2018, net gain on asset dispositions decreased $10.2 million. Net gains of approximately $1.8 million were recorded in the first six months of 2017 associated with the planned exit of marine investments. Excluding this item, net gain on asset dispositions decreased $8.4 million in the first six months of 2018 due to lower residual sharing fees from the managed portfolio.

In the first six months of 2018, income from our share of affiliates' earnings at RRPF increased $9.4 million, primarily due to higher net disposition gains on engines sold and stronger operating results, driven by engines added to the fleet.

Comparison of the Second Quarter of 2018 to the Second Quarter of 2017

Comparisons of reported results for the current quarter and prior year quarter are impacted by the sale of marine investments.

Segment Profit

In the second quarter of 2018, segment profit was $11.4 million, compared to $19.8 million for the same period in the prior year. The decrease reflects the absence of operating income from the marine assets sold during 2017 and lower residual sharing fees from the managed portfolio, partially offset by higher RRPF affiliate income.

Revenues

In the second quarter of 2018, lease revenue decreased $1.0 million, primarily due to the impact of the sales of leased assets in 2017. Marine operating revenue decreased $3.9 million, due to lower revenue from the Norgas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Norgas Vessels declined as a result of lower charter rates, due to decreased demand and new vessels that have entered the market.

Expenses

In the second quarter of 2018, marine operating expense decreased $3.2 million, primarily due to the absence of the marine assets that were sold in 2017. Depreciation expense and other operating expense were comparable to the prior year.

Other Income (Expense)

In the second quarter of 2018, net gain on asset dispositions decreased $10.2 million. Net gains of approximately $1.8 million were recorded in the second quarter of 2017 associated with the planned exit of marine investments. Excluding this item, net gain on asset dispositions decreased $8.4 million in the second quarter of 2018 due to lower residual sharing fees from the managed portfolio.

In the second quarter of 2018, income from our share of affiliates' earnings at RRPF increased $3.6 million, primarily due to higher net disposition gains on engines sold and stronger operating results, driven by engines added to the fleet.

ASC

Segment Summary

ASC continues to see strong demand for its services. During the first six months of 2018, ASC deployed 10 vessels, carrying 9.0 million net tons of freight, compared to 11 vessels, carrying 9.5 million net tons during the first six months of 2017.

The following table shows ASC’s segment results (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Lease revenue	$1.0	$1.0	$2.0	$2.0
Marine operating revenue	52.3	47.7	62.1	54.1
Total Revenues	53.3	48.7	64.1	56.1

Expenses
Maintenance expense	6.7	6.7	7.3	6.9
Marine operating expense	33.4	30.6	41.6	35.9
Depreciation expense	3.6	4.0	3.6	4.1
Operating lease expense	—	0.4	—	1.2
Total Expenses	43.7	41.7	52.5	48.1

Other Income (Expense)
Net gain on asset dispositions	—	—	0.1	—
Interest expense, net	(1.5)	(1.3)	(2.8)	(2.5)
Other income (expense)	(0.1)	0.8	(0.1)	0.8
Segment Profit	$8.0	$6.5	$8.8	$6.3

Investment Volume	$4.1	$5.5	$15.8	$12.8
Total Net Tons Carried (000's)	8,068	8,503	9,007	9,537

Comparison of the First Six Months of 2018 to the First Six Months of 2017

Segment Profit

In the first six months of 2018, segment profit was $8.8 million, compared to segment profit of $6.3 million in the same period in 2017. The increase in segment profit was driven by improved rates, late 2017 sailing season surcharges realized in 2018, and the absence of operating lease expense for a vessel returned in 2017, partially offset by higher operating expenses as a result of more operating days in 2018.

Revenues

In the first six months of 2018, marine operating revenue increased $8.0 million, or 14.8%, primarily due to higher rates and late 2017 sailing season surcharges realized in 2018. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

Expenses

In the first six months of 2018, maintenance expense increased $0.4 million, due to higher operating repairs and more winter work. Marine operating expense increased $5.7 million, largely driven by more overall operating days, as well as higher fuel costs. Operating lease expense in 2017 included rent for the lease of a vessel that was returned in 2017.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

Comparison of the Second Quarter of 2018 to the Second Quarter of 2017

Segment Profit

In the second quarter of 2018, segment profit was $8.0 million, compared to segment profit of $6.5 million in the same period in 2017. In 2018, the increase in segment profit was driven by improved rates, operating efficiencies, and favorable water levels.

Revenues

In the second quarter of 2018, marine operating revenue increased $4.6 million, or 9.6%, primarily due to higher rates. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance.

Expenses

In the second quarter of 2018, maintenance expense was comparable to prior year. Marine operating expense increased $2.8 million, primarily due to higher fuel costs, partially offset by the impact of fewer operating days. Operating lease expense in 2017 included rent for the lease of a vessel that was returned in 2017.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

OTHER

Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Selling, general and administrative expense	$46.2	$42.6	$91.1	$85.3
Unallocated interest (income) expense, net	(2.0)	(0.3)	(4.6)	(3.5)
Other expense (income), including eliminations	1.2	0.1	1.4	0.4

SG&A, Unallocated Interest and Other

SG&A increased $5.8 million for the first six months of 2018 and $3.6 million for the second quarter of 2018, both variances primarily due to higher information technology and employee compensation expenses, as well as accelerated depreciation of leasehold improvements resulting from the early termination of the lease for GATX's corporate headquarters.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations, increased $1.0 million for the first six months of 2018 and $1.1 million for the second quarter of 2018, both variances driven by the impacts of foreign exchange on a foreign pension plan.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of June 30, 2018, we had an unrestricted cash balance of $237.4 million.

The following table shows our principal sources and uses of cash for the six months ended June 30 (in millions):

	2018	2017
Principal sources of cash
Net cash provided by operating activities	$206.7	$223.8
Portfolio proceeds	149.0	99.1
Other asset sales	20.9	14.9
Proceeds from sale-leasebacks	—	90.7
Proceeds from issuance of debt, commercial paper, and credit facilities	297.2	309.1
Total	$673.8	$737.6

Principal uses of cash
Portfolio investments and capital additions	$(367.0)	$(295.3)
Repayments of debt, commercial paper, and credit facilities	(263.1)	(301.5)
Purchases of leased-in assets	(39.1)	(79.3)
Payments on capital lease obligations	(0.6)	(1.8)
Stock repurchases	(25.0)	(50.0)
Dividends	(35.7)	(35.2)
Total	$(730.5)	$(763.1)

Net cash provided by operating activities of $206.7 million decreased $17.1 million compared to 2017. The decrease was driven by lower fee income, which included $1.0 million of residual sharing income in 2018 compared to $9.3 million in 2017, and higher interest payments, partially offset by lower operating lease payments, lower taxes paid, and the positive impact of changes in foreign exchange rates.

Portfolio proceeds primarily consist of proceeds from sales of operating assets and loan and finance lease receipts. Portfolio proceeds of $149.0 million for the six months of 2018 increased by $49.9 million from the prior year, primarily due to higher proceeds from sales of railcars at Rail North America, partially offset by lower proceeds from sales of marine assets at Portfolio Management.

Rail North America completed a sale-leaseback financing for 699 railcars in the second quarter of 2017.

Proceeds from the issuance of debt for the six months ended June 30, 2018 were $297.2 million (net of hedges and debt issuance costs). In 2018, a $300-million, 10-year unsecured financing was completed. Debt repayments of $263.1 million for the first six months of 2018 were $38.4 million lower than prior year. Repayments in both years consisted of scheduled maturity payments and the early retirement of certain debt issuances.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $367.0 million for the first six months of 2018 increased $71.7 million compared to 2017, due to more railcars acquired at Rail North America and Rail International.

Purchases of leased-in assets of $39.1 million for the first six months of 2018 decreased $40.2 million compared to the same period in 2017. The decrease was attributable to a $24.0 million decrease at ASC, related to the purchase of a vessel in 2017 that was previously on lease, and a $16.2 million decrease at Rail North America due to fewer railcars purchased in 2018 (1,232 railcars in 2018 compared to 1,815 railcars in 2017).

On January 29, 2016, our Board of Directors (the "Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. As of December 31, 2017, $80.0 million remained available under this program. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. During the six months ended June 30, 2018, we acquired 0.4 million shares of common stock for $25.0 million, compared to 0.8 million shares of common stock for $50.0 million during the same period in 2017. As of June 30, 2018, $225.0 million remained available under the repurchase authorizations.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at June 30, 2018 (in millions):

	Payments Due by Period
	Total	2018 (1)	2019	2020	2021	2022	Thereafter
Recourse debt	$4,445.8	$71.5	$550.0	$350.0	$564.3	$250.0	$2,660.0
Interest on recourse debt (2)	1,873.5	83.1	160.9	146.5	134.6	114.0	1,234.4
Commercial paper and credit facilities	4.3	4.3	—	—	—	—	—
Capital lease obligations, including interest	12.4	0.8	11.6	—	—	—	—
Recourse operating leases	553.4	37.9	63.6	64.4	61.2	52.8	273.5
Purchase commitments (3)	1,346.6	335.5	365.2	191.4	151.5	151.5	151.5
Total	$8,236.0	$533.1	$1,151.3	$752.3	$911.6	$568.3	$4,319.4
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of June 30, 2018.

(2)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of June 30, 2018, 6,663 railcars have been ordered, of which 4,325 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. Pricing will be on an agreed upon or cost-plus basis subject to certain adjustments and surcharges specified in the agreement.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the six months ended June 30, 2018:

Europe (1)
Balance as of June 30 (in millions)	$4.3
Weighted average interest rate	1.0%
Euro/Dollar exchange rate	1.17

Average daily amount outstanding year to date (in millions)	$4.3
Weighted average interest rate	0.9%
Average Euro/Dollar exchange rate	1.21

Average daily amount outstanding during 2nd quarter (in millions)	$4.0
Weighted average interest rate	1.0%
Average Euro/Dollar exchange rate	1.19

Maximum daily amount outstanding (in millions)	$11.3
Euro/Dollar exchange rate	1.17
__________

(1)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. In the second quarter of 2018, we extended the maturity on this facility by one year from May 2022 to May 2023. As of June 30, 2018, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of June 30, 2018, the full $250 million was available under this facility.

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

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At June 30, 2018, we were in compliance with all covenants and conditions of all of our credit agreements.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of June 30, 2018, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the six months ended June 30, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Total assets (GAAP)	$7,272.1	$7,261.9	$7,422.4	$7,468.0	$7,495.5
Off-balance sheet assets:
Rail North America	488.1	471.3	435.7	411.7	401.7
ASC	0.5	0.2	—	—	—
Total off-balance sheet assets	$488.6	$471.5	$435.7	$411.7	$401.7

Total assets, as adjusted (non-GAAP)	$7,760.7	$7,733.4	$7,858.1	$7,879.7	$7,897.2

Shareholders’ Equity (GAAP)	$1,443.0	$1,470.2	$1,792.7	$1,839.7	$1,817.6

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	June 30 2017	September 30 2017	December 31 2017	March 31 2018	June 30 2018
Debt, net of unrestricted cash:
Unrestricted cash	$(284.3)	$(199.2)	$(296.5)	$(233.1)	$(237.4)
Commercial paper and bank credit facilities	15.7	15.7	4.3	4.4	4.3
Recourse debt	4,261.2	4,266.7	4,371.7	4,359.5	4,397.9
Capital lease obligations	13.1	12.8	12.5	12.2	11.9
Total debt, net of unrestricted cash (GAAP)	4,005.7	4,096.0	4,092.0	4,143.0	4,176.7
Off-balance sheet recourse debt	488.6	471.5	435.7	411.7	401.7
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,494.3	$4,567.5	$4,527.7	$4,554.7	$4,578.4

Total recourse debt (1)	$4,494.3	$4,567.5	$4,527.7	$4,554.7	$4,578.4
Shareholders' Equity (2)	$1,443.0	$1,470.2	$1,792.7	$1,839.7	$1,817.6
Recourse Leverage (3)	3.1	3.1	2.5	2.5	2.5
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Balances for December 31, 2017, March 31, 2018, and June 30, 2018, reflect the impact of the Tax Act recognized in the fourth quarter of 2017.

(3)	Calculated as total recourse debt / shareholder's equity.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income (GAAP)	$38.8	$53.4	$115.1	$110.9

Adjustments attributable to consolidated pre-tax income:
Costs attributable to the closure of a maintenance facility at Rail International (1)	8.6	—	8.6	—
Net gain on wholly owned Portfolio Management marine investments (2)	—	(1.8)	—	(1.8)
Total adjustments attributable to consolidated pre-tax income	$8.6	$(1.8)	$8.6	$(1.8)
Income taxes thereon, based on applicable effective tax rate	(2.8)	0.7	(2.8)	0.7
Net income, excluding tax adjustments and other items (non-GAAP)	$44.6	$52.3	$120.9	$109.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$1.01	$1.35	$2.99	$2.79
Adjustments attributable to consolidated income, net of taxes:
Costs attributable to the closure of a maintenance facility at Rail International (1)	0.15	—	0.15	—
Net gain on wholly owned Portfolio Management marine investments (2)	—	(0.03)	—	(0.03)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.16	$1.32	$3.14	$2.76

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended June 30 (in millions):

	2018	2017
Net income (GAAP)	$506.2	$237.5
Adjustments attributable to consolidated pre-tax income:
Costs attributable to the closure of a maintenance facility at Rail International (1)	8.6	—
Net loss on wholly owned Portfolio Management marine investments (2)	—	3.4
Railcar impairment at Rail North America (3)	—	29.8
Residual sharing settlement at Portfolio Management (4)	—	(49.1)
Total adjustments attributable to consolidated pre-tax income	$8.6	$(15.9)
Income taxes thereon, based on applicable effective tax rate	$(2.8)	$6.9

Other income tax adjustments attributable to consolidated income:
Impact of the Tax Act (5)	(315.9)	—
Foreign tax credit utilization (6)	—	(7.1)
Total other income tax adjustments attributable to consolidated income	$(315.9)	$(7.1)

Adjustments attributable to affiliates' earnings, net of taxes:
Net gain on Portfolio Management marine affiliate (2)	—	(0.6)
Income tax rate changes (7)	—	(3.9)
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$(4.5)
Net income, excluding tax adjustments and other items (non-GAAP)	$196.1	$216.9
Return on Equity (GAAP)	31.0%	17.3%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (8)	13.3%	15.8%
_______

(1)	In the second quarter of 2018, Rail International recorded expenses attributable to the closure of a maintenance facility.

(2)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of certain investments.

(3)	Impairment losses in the fourth quarter of 2016 related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(4)	Proceeds were recorded in the third quarter of 2016 as a result of the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(5)
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

(6)	Benefits in the fourth quarter of 2016 attributable to the utilization of foreign tax credit carryforwards.

(7)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom in the third quarter of 2016.

(8)	Shareholders' equity used in this calculation excludes the impact of the Tax Act, as described above.

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

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2016, the Board approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. As of December 31, 2017, $80.0 million remained available under this program. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. The share repurchase authorizations do not have an expiration date, do not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

No stock repurchases were completed during the second quarter of 2018. As of June 30, 2018, $225.0 million remained available under the repurchase authorizations.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
10.1
First Amendment to Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated May 24, 2018 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on July 27, 2018).

31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Robert C. Lyons
Robert C. Lyons
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: July 27, 2018