Form 10-Q
period 2018-09-30
GATX CORP
filed 2018-10-26
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-2328
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State of incorporation)	(I.R.S. Employer Identification No.)
233 South Wacker Drive
Chicago, Illinois 60606-7147
(Address of principal executive offices, including zip code)
(312) 621-6200
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Smaller reporting company
☐	Non-accelerated filer	☐	Emerging growth company
☐	Accelerated filer
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common shares outstanding were 37.6 million at September 30, 2018.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2018

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “outlook,” “continue,” “likely,” “will,” “would”, and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	September 30	December 31
	2018	2017
Assets
Cash and Cash Equivalents	$254.5	$296.5
Restricted Cash	4.1	3.2
Receivables
Rent and other receivables	85.2	83.4
Finance leases	129.0	136.1
Less: allowance for losses	(6.5)	(6.4)
	207.7	213.1

Operating Assets and Facilities	9,262.9	9,045.4
Less: allowance for depreciation	(2,965.0)	(2,853.3)
	6,297.9	6,192.1
Investments in Affiliated Companies	478.5	441.0
Goodwill	83.6	85.6
Other Assets	191.1	190.9
Total Assets	$7,517.4	$7,422.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$152.8	$154.3
Debt
Commercial paper and borrowings under bank credit facilities	—	4.3
Recourse	4,397.3	4,371.7
Capital lease obligations	11.6	12.5
	4,408.9	4,388.5
Deferred Income Taxes	890.7	853.7
Other Liabilities	227.0	233.2
Total Liabilities	5,679.4	5,629.7
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,325,950 and 67,083,149 Outstanding shares — 37,632,377 and 37,895,641	41.6	41.6
Additional paid in capital	703.6	698.0
Retained earnings	2,387.0	2,261.7
Accumulated other comprehensive loss	(157.8)	(109.6)
Treasury stock at cost (29,693,573 and 29,187,508 shares)	(1,136.4)	(1,099.0)
Total Shareholders’ Equity	1,838.0	1,792.7
Total Liabilities and Shareholders’ Equity	$7,517.4	$7,422.4
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Lease revenue	$271.9	$276.6	$816.1	$823.4
Marine operating revenue	60.8	62.9	130.8	135.0
Other revenue	17.0	20.1	57.6	65.7
Total Revenues	349.7	359.6	1,004.5	1,024.1
Expenses
Maintenance expense	77.5	84.9	240.7	247.7
Marine operating expense	39.4	38.9	89.5	89.8
Depreciation expense	81.6	78.6	240.1	227.9
Operating lease expense	11.8	15.8	37.5	46.8
Other operating expense	8.5	8.5	26.2	25.9
Selling, general and administrative expense	46.5	42.5	137.6	127.8
Total Expenses	265.3	269.2	771.6	765.9
Other Income (Expense)
Net gain on asset dispositions	10.3	9.4	72.5	56.3
Interest expense, net	(42.6)	(40.2)	(124.7)	(119.4)
Other expense	(3.8)	(2.4)	(14.9)	(5.5)
Income before Income Taxes and Share of Affiliates’ Earnings	48.3	57.2	165.8	189.6
Income taxes	(13.1)	(20.4)	(42.8)	(60.3)
Share of affiliates’ earnings, net of taxes	11.8	12.2	39.1	30.6
Net Income	$47.0	$49.0	$162.1	$159.9
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(4.7)	15.4	(40.2)	74.0
Unrealized gain on derivative instruments	1.6	0.7	2.3	3.6
Post-retirement benefit plans	5.3	1.4	9.1	4.1
Other comprehensive income (loss)	2.2	17.5	(28.8)	81.7
Comprehensive Income	$49.2	$66.5	$133.3	$241.6

Share Data
Basic earnings per share	$1.25	$1.27	$4.29	$4.10
Average number of common shares	37.7	38.6	37.8	39.0

Diluted earnings per share	$1.22	$1.25	$4.21	$4.04
Average number of common shares and common share equivalents	38.5	39.2	38.5	39.6

Dividends declared per common share	$0.44	$0.42	$1.32	$1.26
See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30
	2018	2017
Operating Activities
Net income	$162.1	$159.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	253.3	238.5
Change in accrued operating lease expense	(2.2)	(21.2)
Net gains on sales of assets	(70.9)	(48.4)
Deferred income taxes	28.0	44.8
Change in income taxes payable	(0.4)	(4.9)
Share of affiliates’ earnings, net of dividends	(39.0)	(22.0)
Other	10.4	(28.9)
Net cash provided by operating activities	341.3	317.8
Investing Activities
Additions to operating assets and facilities	(536.7)	(422.4)
Investments in affiliates	—	(36.6)
Portfolio investments and capital additions	(536.7)	(459.0)
Purchases of leased-in assets	(66.6)	(93.2)
Portfolio proceeds	198.6	131.0
Proceeds from sales of other assets	28.5	24.3
Proceeds from sale-leasebacks	59.2	90.6
Other	2.7	(0.2)
Net cash used in investing activities	(314.3)	(306.5)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	297.1	297.5
Repayments of debt (original maturities longer than 90 days)	(263.1)	(301.5)
Net decrease (increase) in debt with original maturities of 90 days or less	(4.2)	11.1
Stock repurchases	(37.4)	(75.0)
Dividends	(52.7)	(51.8)
Other	(3.6)	(2.9)
Net cash used in financing activities	(63.9)	(122.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.2)	3.1
Net decrease in Cash, Cash Equivalents, and Restricted Cash during the period	(41.1)	(108.2)
Cash, Cash Equivalents, and Restricted Cash at beginning of period	299.7	311.1
Cash, Cash Equivalents, and Restricted Cash at end of period	$258.6	$202.9
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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
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
Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The FASB subsequently issued ASU 2018-10 and ASU 2018-11, Lease (Topic 842), for codification and targeted improvements to the standard. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees.

The new guidance is effective for us in the first quarter of 2019 with early adoption permitted.

We plan to adopt this guidance on January 1, 2019, using a modified retrospective transition method with a cumulative effect adjustment upon adoption, and we expect to utilize the package of optional practical expedients as provided in the standard.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3. Revenue

Adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”

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

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue which continues to be within the scope of existing lease guidance. Therefore, the adoption of Topic 606 had no impact on our recognition or presentation of lease revenue.

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

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. Upon adoption of Topic 606, marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage, which is derived from our historical voyage data.

Other Revenue

Other revenue comprises customer liability repair revenue, utilization income, fee income, interest on loans, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606 but based on our assessment, we determined that our

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

current revenue elements and timing for purposes of income recognition are consistent with applicable provisions in the new standard. The remaining items are considered lease components that continue to be within the scope of existing lease guidance.

NOTE 4. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total September 30 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$3.2	$—	$3.2	$—
Foreign exchange rate derivatives (2)	0.2	—	0.2	—
Liabilities
Interest rate derivatives (1)	13.3	—	13.3	—
Foreign exchange rate derivatives (1)	21.4	—	21.4	—
Foreign exchange rate derivatives (2)	4.0	—	4.0	—

Assets	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$1.2	$—	$1.2	$—
Liabilities
Interest rate derivatives (1)	4.7	—	4.7	—
Foreign exchange rate derivatives (1)	27.7	—	27.7	—
Foreign exchange rate derivatives (2)	6.9	—	6.9	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had nine instruments outstanding with an aggregate notional amount of $500.0 million as of September 30, 2018 with maturities ranging from 2019 to 2022 and ten instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2017 with maturities ranging from 2018 to 2022.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Cash Flow Hedges

We use interest rate swaps to convert floating rate debt to fixed rate debt. We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had 8 instruments outstanding with an aggregate notional amount of $291.1 million as of September 30, 2018 that mature from 2018 to 2022 and five instruments outstanding with an aggregate notional amount of $285.6 million as of December 31, 2017 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $2.9 million ($2.2 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of September 30, 2018 was $34.7 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income (in millions):

		Three Months Ended September 30		Nine Months Ended September 30
Derivative Designation	Location of Loss (Gain) Recognized	2018	2017	2018	2017
Fair value hedges (1)	Interest expense	$1.0	$0.6	$8.6	$1.5
Cash flow hedges	Other comprehensive loss (effective portion)	2.7	(11.1)	8.4	(34.8)
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	1.1	1.7	3.3	5.1
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	—	0.1	—
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(2.2)	10.1	(10.3)	33.8
Non-designated	Other (income) expense	3.0	(2.0)	(2.7)	4.1
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$3,998.4	$3,935.5	$3,971.2	$4,089.1
Recourse floating rate debt	423.8	425.2	426.0	428.7

NOTE 5. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement benefits expense for the three months ended September 30, 2018 and 2017 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$2.0	$1.6	$0.1	$—
Interest cost	3.7	3.8	0.2	0.2
Expected return on plan assets	(5.6)	(5.9)	—	—
Settlement expense	2.1	—	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.1)	—
Unrecognized net actuarial loss	2.5	2.2	—	—
Net periodic cost	$4.7	$1.7	$0.2	$0.2

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the components of our pension and other post-retirement benefits expense for the nine months ended September 30, 2018 and 2017 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Service cost	$6.1	$4.9	$0.2	$0.1
Interest cost	11.1	11.5	0.7	0.7
Expected return on plan assets	(16.7)	(17.9)	—	—
Settlement expense	2.1	0.1	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	(0.2)	(0.1)
Unrecognized net actuarial loss (gain)	7.6	6.9	—	(0.2)
Net periodic cost	$10.2	$5.5	$0.7	$0.5
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

During the third quarter of 2018, we recorded a settlement accounting expense of $2.1 million attributable to certain lump-sum distributions made during the period.

NOTE 6. Share-Based Compensation

During the nine months ended September 30, 2018, we granted 320,100 non-qualified employee stock options, 61,490 restricted stock units, 58,440 performance shares, and 17,709 phantom stock units. For the three months and nine months ended September 30, 2018, total share-based compensation expense was $5.7 million and $15.4 million and the related tax benefits were $1.4 million and $3.9 million. For the three months and nine months ended September 30, 2017, total share-based compensation expense was $3.4 million and $10.6 million and the related tax benefits were $1.3 million and $4.1 million.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

We continue to evaluate the provisions of the Tax Act, and the ultimate impact may differ from this provisional estimate, due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the Internal Revenue Service and the U.S. Department of the Treasury, and actions that we may take. In addition, these estimates may change due to guidance provided by state taxing authorities and the completion of our 2017 U.S. and state income tax returns. No adjustments were made to our initial provisional estimate during the nine months ended September 30, 2018.

Our effective tax rate was 26% for the nine months ended September 30, 2018, compared to 32% for the nine months ended September 30, 2017. The difference in the effective rates for the current year compared to the prior year is primarily attributable to the reduction in the U.S. corporation income tax rate from 35% to 21%, as part of the Tax Act. Additionally, the effective tax rate was impacted by the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each of the nine-month periods ended September 30, 2018 and 2017.

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

The following table shows our commercial commitments (in millions):

	September 30 2018	December 31 2017
Lease payment guarantees	$2.7	$4.9
Standby letters of credit and performance bonds	17.4	17.8
Total commercial commitments (1)	$20.1	$22.7
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $1.2 million at September 30, 2018 and $2.0 million at December 31, 2017. The expirations of these commitments range from 2019 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Numerator:
Net income	$47.0	$49.0	$162.1	$159.9

Denominator:
Weighted average shares outstanding - basic	37.7	38.6	37.8	39.0
Effect of dilutive securities:
Equity compensation plans	0.8	0.6	0.7	0.6
Weighted average shares outstanding - diluted	38.5	39.2	38.5	39.6
Basic earnings per share	$1.25	$1.27	$4.29	$4.10
Diluted earnings per share	$1.22	$1.25	$4.21	$4.04

NOTE 10. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2017	$(10.5)	$(15.5)	$(83.6)	$(109.6)
Change in component	14.9	(11.5)	—	3.4
Reclassification adjustments into earnings (1)	—	9.3	2.5	11.8
Income tax effect	—	0.7	(0.6)	0.1
Reclassification adjustments into retained earnings (2)	—	(3.0)	(16.4)	(19.4)
Balance at March 31, 2018	$4.4	$(20.0)	$(98.1)	$(113.7)
Change in component	(50.4)	18.0	—	(32.4)
Reclassification adjustments into earnings (1)	—	(15.2)	2.5	(12.7)
Income tax effect	—	(0.6)	(0.6)	(1.2)
Balance at June 30, 2018	$(46.0)	$(17.8)	$(96.2)	$(160.0)
Change in component	(4.7)	2.8	4.6	2.7
Reclassification adjustments into earnings (1)	—	(1.0)	2.4	1.4
Income tax effect	—	(0.2)	(1.7)	(1.9)
Balance at September 30, 2018	$(50.7)	$(16.2)	$(90.9)	$(157.8)
________

(1)	See "Note 4. Fair Value Disclosure" and "Note 5. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended September 30, 2018
Revenues
Lease revenue	$218.2	$52.3	$0.3	$1.1	$—	$271.9
Marine operating revenue	—	—	3.1	57.7	—	60.8
Other revenue	15.2	1.8	—	—	—	17.0
Total Revenues	233.4	54.1	3.4	58.8	—	349.7
Expenses
Maintenance expense	60.6	10.1	—	6.8	—	77.5
Marine operating expense	—	—	4.4	35.0	—	39.4
Depreciation expense	62.5	13.8	1.8	3.5	—	81.6
Operating lease expense	11.8	—	—	—	—	11.8
Other operating expense	7.1	1.3	0.1	—	—	8.5
Total Expenses	142.0	25.2	6.3	45.3	—	218.8
Other Income (Expense)
Net gain on asset dispositions	9.6	0.5	0.2	—	—	10.3
Interest (expense) income, net	(31.8)	(8.9)	(2.6)	(1.5)	2.2	(42.6)
Other expense (income)	(1.2)	0.2	—	(0.1)	(2.7)	(3.8)
Share of affiliates' pre-tax income	0.2	—	14.3	—	—	14.5
Segment profit (loss)	$68.2	$20.7	$9.0	$11.9	$(0.5)	$109.3
Less:
Selling, general and administrative expense						46.5
Income taxes (includes $2.7 related to affiliates' earnings)						15.8
Net income						$47.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$6.7	$—	$—	$—	$—	$6.7
Residual sharing income	0.5	—	0.2	—	—	0.7
Non-remarketing net gains (1)	2.4	0.5	—	—	—	2.9
	$9.6	$0.5	$0.2	$—	$—	$10.3

Capital Expenditures
Portfolio investments and capital additions	$129.1	$40.4	$—	$—	$0.2	$169.7

Selected Balance Sheet Data at September 30, 2018
Investments in affiliated companies	$3.7	$—	$474.8	$—	$—	$478.5
Identifiable assets	$5,000.0	$1,357.3	$614.9	$303.5	$241.7	$7,517.4
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended September 30, 2017
Revenues
Lease revenue	$224.5	$50.3	$0.7	$1.1	$—	$276.6
Marine operating revenue	—	—	3.8	59.1	—	62.9
Other revenue	17.9	2.0	0.2	—	—	20.1
Total Revenues	242.4	52.3	4.7	60.2	—	359.6
Expenses
Maintenance expense	66.1	11.1	—	7.7	—	84.9
Marine operating expense	—	—	4.2	34.7	—	38.9
Depreciation expense	60.1	12.8	1.7	4.0	—	78.6
Operating lease expense	15.5	—	—	0.3	—	15.8
Other operating expense	7.3	1.1	0.1	—	—	8.5
Total Expenses	149.0	25.0	6.0	46.7	—	226.7
Other Income (Expense)
Net gain on asset dispositions	8.1	1.0	0.3	—	—	9.4
Interest (expense) income, net	(30.5)	(8.5)	(2.2)	(1.4)	2.4	(40.2)
Other (expense) income	(0.9)	0.3	—	—	(1.8)	(2.4)
Share of affiliates' pre-tax income	0.1	—	16.0	—	—	16.1
Segment profit	$70.2	$20.1	$12.8	$12.1	$0.6	$115.8
Less:
Selling, general and administrative expense						42.5
Income taxes (includes $3.9 related to affiliates' earnings)						24.3
Net income						$49.0

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$7.5	$0.1	$—	$—	$—	$7.6
Residual sharing income	0.2	—	0.3	—	—	0.5
Non-remarketing net gains (1)	0.4	0.9	—	—	—	1.3
	$8.1	$1.0	$0.3	$—	$—	$9.4

Capital Expenditures
Portfolio investments and capital additions	$103.3	$22.9	$36.6	$0.8	$0.1	$163.7

Selected Balance Sheet Data at December 31, 2017
Investments in affiliated companies	$6.8	$—	$434.2	$—	$—	$441.0
Identifiable assets	$4,915.0	$1,332.9	$582.8	$286.7	$305.0	$7,422.4
__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Nine Months Ended September 30, 2018
Revenues
Lease revenue	$655.3	$156.9	$0.8	$3.1	$—	$816.1
Marine operating revenue	—	—	11.0	119.8	—	130.8
Other revenue	51.1	6.0	0.5	—	—	57.6
Total Revenues	706.4	162.9	12.3	122.9	—	1,004.5
Expenses
Maintenance expense	192.8	33.8	—	14.1	—	240.7
Marine operating expense	—	—	12.9	76.6	—	89.5
Depreciation expense	185.8	41.7	5.5	7.1	—	240.1
Operating lease expense	37.5	—	—	—	—	37.5
Other operating expense	21.5	4.3	0.4	—	—	26.2
Total Expenses	437.6	79.8	18.8	97.8	—	634.0
Other Income (Expense)
Net gain on asset dispositions	68.4	3.2	0.8	0.1	—	72.5
Interest (expense) income, net	(93.1)	(26.5)	(7.6)	(4.3)	6.8	(124.7)
Other expense	(3.3)	(7.3)	—	(0.2)	(4.1)	(14.9)
Share of affiliates' pre-tax income	0.5	—	47.6	—	—	48.1
Segment profit	$241.3	$52.5	$34.3	$20.7	$2.7	$351.5
Less:
Selling, general and administrative expense						137.6
Income taxes (includes $9.0 related to affiliates' earnings)						51.8
Net income						$162.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$60.8	$—	$—	$0.1	$—	$60.9
Residual sharing income	0.9	—	0.8	—	—	1.7
Non-remarketing net gains (1)	6.7	3.2	—	—	—	9.9
	$68.4	$3.2	$0.8	$0.1	$—	$72.5

Capital Expenditures
Portfolio investments and capital additions	$414.7	$104.5	$—	$15.8	$1.7	$536.7

__________
(1) Includes net gains from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Nine Months Ended September 30, 2017
Revenues
Lease revenue	$677.4	$139.8	$3.1	$3.1	$—	$823.4
Marine operating revenue	—	—	21.8	113.2	—	135.0
Other revenue	60.0	4.7	1.0	—	—	65.7
Total Revenues	737.4	144.5	25.9	116.3	—	1,024.1
Expenses
Maintenance expense	202.3	30.8	—	14.6	—	247.7
Marine operating expense	—	—	19.2	70.6	—	89.8
Depreciation expense	178.8	35.8	5.2	8.1	—	227.9
Operating lease expense	45.3	—	—	1.5	—	46.8
Other operating expense	21.7	3.5	0.7	—	—	25.9
Total Expenses	448.1	70.1	25.1	94.8	—	638.1
Other Income (Expense)
Net gain on asset dispositions	42.6	2.6	11.1	—	—	56.3
Interest (expense) income, net	(90.1)	(24.5)	(6.8)	(3.9)	5.9	(119.4)
Other (expense) income	(4.1)	(2.3)	2.3	0.8	(2.2)	(5.5)
Share of affiliates' pre-tax income (loss)	0.4	(0.1)	39.9	—	—	40.2
Segment profit	$238.1	$50.1	$47.3	$18.4	$3.7	$357.6
Less:
Selling, general and administrative expense						127.8
Income taxes (includes $9.6 related to affiliates' earnings)						69.9
Net income						$159.9

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$39.5	$0.1	$1.8	$—	$—	$41.4
Residual sharing income	0.5	—	9.3	—	—	9.8
Non-remarketing net gains (1)	4.5	2.5	—	—	—	7.0
Asset impairments	(1.9)	—	—	—	—	(1.9)
	$42.6	$2.6	$11.1	$—	$—	$56.3

Capital Expenditures
Portfolio investments and capital additions	$333.7	$74.7	$36.6	$13.6	$0.4	$459.0

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2018. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Segment Revenues
Rail North America	$233.4	$242.4	$706.4	$737.4
Rail International	54.1	52.3	162.9	144.5
Portfolio Management	3.4	4.7	12.3	25.9
ASC	58.8	60.2	122.9	116.3
	$349.7	$359.6	$1,004.5	$1,024.1
Segment Profit
Rail North America	$68.2	$70.2	$241.3	$238.1
Rail International	20.7	20.1	52.5	50.1
Portfolio Management	9.0	12.8	34.3	47.3
ASC	11.9	12.1	20.7	18.4
	109.8	115.2	348.8	353.9
Less:
Selling, general and administrative expense	46.5	42.5	137.6	127.8
Unallocated interest (income) expense	(2.2)	(2.4)	(6.8)	(5.9)
Other, including eliminations	2.7	1.8	4.1	2.2
Income taxes ($2.7 and $3.9 QTR and $9.0 and $9.6 YTD related to affiliates' earnings)	15.8	24.3	51.8	69.9
Net Income	$47.0	$49.0	$162.1	$159.9

Net income, excluding tax adjustments and other items (non-GAAP)	$47.0	$49.0	$167.9	$158.8
Diluted earnings per share	$1.22	$1.25	$4.21	$4.04
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.22	$1.25	$4.36	$4.01

Investment Volume	$169.7	$163.7	$536.7	$459.0

The following table shows our return on equity ("ROE") for the trailing 12 months ended September 30:

	2018	2017
ROE (GAAP)	30.5%	13.4%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	13.0%	14.4%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income was $162.1 million, or $4.21 per diluted share, for the first nine months of 2018 compared to $159.9 million, or $4.04 per diluted share, in 2017. Results for the nine months ended September 30, 2018 included costs of approximately $5.8 million (after-tax) associated with the closure of a maintenance facility at Rail International, and results for the nine months ended September 30, 2017 included a net gain of approximately $1.1 million (after-tax) from the planned exit of the majority of Portfolio Management's marine investments (see "Non-GAAP Financial Measures" at the end of this item for further details). Excluding the impact of these items, net income increased $9.1 million compared to the prior year. The increase was driven by higher asset disposition gains and lower maintenance expense at Rail North America, higher lease revenue, resulting from more railcars on lease, and the positive impacts of foreign exchange rates, both at Rail International, and higher income from affiliates. These positive impacts were partially offset by lower lease revenue at Rail North America, due to lower lease rates and fewer railcars on lease, as well as lower residual sharing fees from our managed portfolio and lower marine operating results at our Portfolio Management segment.
Net income was $47.0 million, or $1.22 per diluted share, for the third quarter of 2018 compared to $49.0 million, or $1.25 per diluted share, in 2017. Net income decreased $2.0 million compared to the prior year. The decrease was largely due to lower lease revenue, as a result of lower lease rates and fewer railcars on lease at Rail North America, as well as lower affiliate income. These negative impacts were partially offset by lower maintenance expense at Rail North America, as well as higher lease revenue, resulting from more railcars on lease, and lower maintenance expense, both at Rail International.

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

RAIL NORTH AMERICA

Segment Summary

The operating environment for Rail North America continued to improve, as railroad car loadings increased and railroad velocity decreased relative to 2017. Despite absolute lease rates improving, revenue pressure continues. At September 30, 2018, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 103,400 cars, and fleet utilization was 99.2% at September 30, 2018, compared to 98.9% at the end of the prior quarter, and 98.5% at September 30, 2017. Fleet utilization for our approximately 16,000 boxcars was 94.7% at September 30, 2018, compared to 92.8% at the end of the prior quarter, and 92.4% at September 30, 2017.

For the third quarter of 2018, an average of approximately 102,100 railcars, excluding boxcars, were on lease, compared to 101,300 in the prior quarter and 102,600 at September 30, 2017. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped, consistent with our ongoing strategy to optimize the composition of our fleet. During the third quarter of 2018, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 11.5%, compared to negative 16.1% in the prior quarter and negative 27.0% in the third quarter of 2017. Lease terms on renewals for cars in the LPI averaged 33 months in the current quarter, compared to 41 months in the prior quarter, and 35 months in the third quarter of 2017. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 82.9% in the current quarter, compared to 78.6% in the prior quarter, and 74.9% in the third quarter of 2017. Railcars returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of September 30, 2018, 7,715 railcars have been ordered, of which 5,095 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. Pricing will be on an agreed upon or cost-plus basis subject to certain adjustments and surcharges specified in the agreement.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019. ARI will deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

As of September 30, 2018, leases for approximately 5,400 tank cars and freight cars and approximately 1,100 boxcars are scheduled to expire over the remainder of 2018. These amounts exclude leases expiring in 2018 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Lease revenue	$218.2	$224.5	$655.3	$677.4
Other revenue	15.2	17.9	51.1	60.0
Total Revenues	233.4	242.4	706.4	737.4

Expenses
Maintenance expense	60.6	66.1	192.8	202.3
Depreciation expense	62.5	60.1	185.8	178.8
Operating lease expense	11.8	15.5	37.5	45.3
Other operating expense	7.1	7.3	21.5	21.7
Total Expenses	142.0	149.0	437.6	448.1

Other Income (Expense)
Net gain on asset dispositions	9.6	8.1	68.4	42.6
Interest expense, net	(31.8)	(30.5)	(93.1)	(90.1)
Other expense	(1.2)	(0.9)	(3.3)	(4.1)
Share of affiliates' pre-tax income	0.2	0.1	0.5	0.4
Segment Profit	$68.2	$70.2	$241.3	$238.1

Investment Volume	$129.1	$103.3	$414.7	$333.7

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Railcars	$188.9	$195.9	$568.4	$591.8
Boxcars	19.5	18.9	57.8	56.3
Locomotives	9.8	9.7	29.1	29.3
Total	$218.2	$224.5	$655.3	$677.4

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

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Beginning balance	104,007	103,692	103,730	102,597	102,890
Cars added	637	786	1,226	1,231	1,381
Cars scrapped	(854)	(600)	(673)	(720)	(431)
Cars sold	(98)	(148)	(1,686)	(218)	(420)
Ending balance	103,692	103,730	102,597	102,890	103,420
Utilization rate at quarter end	98.5%	98.2%	98.2%	98.9%	99.2%
Average active railcars	102,555	102,078	101,208	101,330	102,056

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Ending balance	16,555	16,398	16,227	16,007	15,859
Utilization	92.4%	92.6%	93.5%	92.8%	94.7%

Comparison of the First Nine Months of 2018 to the First Nine Months of 2017

Segment Profit

In the first nine months of 2018, segment profit of $241.3 million increased 1.3% compared to $238.1 million in the same period in the prior year. The increase was driven by higher asset disposition gains and lower maintenance expense, partially offset by lower lease revenue and lower termination fees.

Revenues

In the first nine months of 2018, lease revenue decreased $22.1 million, or 3.3%, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $8.9 million, largely a result of lower termination fees in the current period, partially offset by higher repair revenue. Other revenue in 2017 included $7.8 million of compensation for damage to returned railcars. The expenses to repair these railcars are recognized as incurred.

Expenses

In the first nine months of 2018, maintenance expense decreased $9.5 million, largely due to fewer tank qualifications, lower assignment-related costs, and fewer repairs performed by the railroads. Maintenance expenses will likely increase in the fourth quarter of 2018 and into 2019 as tank car compliance service events increase. Depreciation expense increased $7.0 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $7.8 million, resulting from the purchase of railcars previously on operating leases in both 2018 and 2017.

Other Income (Expense)

In the first nine months of 2018, net gain on asset dispositions increased $25.8 million, attributable to more railcars sold in the current year, as well as higher scrapping gains resulting primarily from a higher scrap price per ton. Net interest expense increased $3.0 million, driven by a higher average debt balance.

Investment Volume

During the first nine months of 2018, investment volume was $414.7 million compared to $333.7 million in the same period in 2017. We acquired 3,045 newly built railcars and purchased 793 railcars in the secondary market in the first nine months of 2018, compared to 2,532 newly built railcars and 212 railcars purchased in the secondary market in the same period in 2017.

Our investment volume is predominantly composed of acquired railcars, but also includes certain capitalized repairs and improvements to owned railcars and our maintenance facilities. As a result, the dollar value of investment volume does not necessarily correspond to the number of railcars acquired in any given period. In addition, the comparability of amounts invested and the number of railcars acquired in each period is impacted by the mix of railcars purchased, which may include tank cars and freight cars, as well as newly manufactured railcars or those purchased in the secondary market.

Comparison of the Third Quarter of 2018 to the Third Quarter of 2017

Segment Profit

In the third quarter of 2018, segment profit of $68.2 million decreased 2.8% compared to $70.2 million in the same period in the prior year. The decrease was driven by lower lease revenue and other revenue, partially offset by lower maintenance expense.

Revenues

In the third quarter of 2018 lease revenue decreased $6.3 million, or 2.8%, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $2.7 million, due to lower excess mileage and equalization revenue.

Expenses

In the third quarter of 2018, maintenance expense decreased $5.5 million, largely due to fewer tank qualifications, lower assignment-related costs, and fewer repairs performed by the railroads. Depreciation expense increased $2.4 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $3.7 million, resulting from the purchase of railcars previously on operating leases in both 2018 and 2017.

Other Income (Expense)

In the third quarter of 2018, net gain on asset dispositions increased $1.5 million, attributable to more railcars sold and higher scrapping gains in the current year, partially offset by the absence of net gains from locomotives sold in the prior year. The higher scrapping gains were due to higher scrap prices that more than offset fewer railcars scrapped. Net interest expense increased $1.3 million, driven by a higher average interest rate and a higher average debt balance.

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in the first nine months of 2018. In Europe, we continue to see gradual, broad improvement across the chemical, petroleum, and freight markets, and GRE was successful in maintaining high fleet utilization across all railcar types in the third quarter of 2018. Railcar utilization for GRE was 98.4% at September 30, 2018, compared to 97.8% at the end of the prior quarter and 95.6% at September 30, 2017. In addition, Rail India and Rail Russia benefited from more cars on lease as they continue to expand their fleets.

In the second quarter of 2018, GRE recorded $8.6 million of expense attributable to the closure of a railcar maintenance facility in Germany.

The following table shows Rail International's segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Lease revenue	$52.3	$50.3	$156.9	$139.8
Other revenue	1.8	2.0	6.0	4.7
Total Revenues	54.1	52.3	162.9	144.5

Expenses
Maintenance expense	10.1	11.1	33.8	30.8
Depreciation expense	13.8	12.8	41.7	35.8
Other operating expense	1.3	1.1	4.3	3.5
Total Expenses	25.2	25.0	79.8	70.1

Other Income (Expense)
Net gain on asset dispositions	0.5	1.0	3.2	2.6
Interest expense, net	(8.9)	(8.5)	(26.5)	(24.5)
Other income (expense)	0.2	0.3	(7.3)	(2.3)
Share of affiliates' pre-tax loss	—	—	—	(0.1)
Segment Profit	$20.7	$20.1	$52.5	$50.1

Investment Volume	$40.4	$22.9	$104.5	$74.7

The following table shows fleet activity for GRE railcars for the quarter ended:

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Beginning balance	23,180	23,227	23,166	23,004	23,124
Cars added	179	197	63	245	258
Cars scrapped or sold	(132)	(258)	(225)	(125)	(148)
Ending balance	23,227	23,166	23,004	23,124	23,234
Utilization rate at quarter end	95.6%	96.8%	96.7%	97.8%	98.4%
Average active railcars	22,215	22,290	22,327	22,407	22,759

\

Comparison of the First Nine Months of 2018 to the First Nine Months of 2017

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first nine months of 2018, a stronger euro positively impacted lease revenue by approximately $9.8 million and segment profit, excluding other income (expense), by approximately $5.0 million compared to the same period in 2017.

Segment Profit

In the first nine months of 2018, segment profit of $52.5 million increased 4.8% compared to $50.1 million in the same period in the prior year. The increase was largely due to the positive impact of foreign exchange rates, as well as more railcars on lease, partially offset by the railcar maintenance facility closure costs.

Revenues

In the first nine months of 2018, lease revenue increased $17.1 million, or 12.2%, due to more railcars on lease and the impact of foreign exchange rates. Other revenue increased $1.3 million, driven by higher repair revenue.

Expenses

In the first nine months of 2018, maintenance expense increased $3.0 million, primarily due to higher wheelset costs and other maintenance expenses, as well as the impact of foreign exchange rates, partially offset by fewer railcars undergoing regulatory compliance repairs. Depreciation expense increased $5.9 million, driven by the impact of new railcars added to the fleet, as well as the impacts of foreign exchange rates.

Other Income (Expense)

In the first nine months of 2018, net gain on asset dispositions increased $0.6 million, attributable to higher railcar scrapping gains. Net interest expense increased $2.0 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $5.0 million, driven by the railcar maintenance facility closure costs, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

Investment Volume

In the first nine months of 2018, investment volume was $104.5 million compared to $74.7 million in the same period in 2017. In the first nine months of 2018, GRE acquired 566 railcars, Rail India acquired 648 railcars, and Rail Russia acquired 64 railcars, compared to 674 railcars at GRE, 229 at Rail India and none at Rail Russia in the same period in 2017.

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

Comparison of the Third Quarter of 2018 to the Third Quarter of 2017

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the third quarter of 2018, a weaker euro negatively impacted lease revenue by approximately $0.5 million and segment profit, excluding other income (expense), by approximately $0.3 million compared to the same period in 2017.

Segment Profit

In the third quarter of 2018, segment profit of $20.7 million increased 3.0% compared to $20.1 million in the same period in the prior year. The increase was largely due to lower maintenance expense and more railcars on lease, partially offset by the negative impact of foreign exchange rates.

Revenues

In the third quarter of 2018, lease revenue increased $2.0 million, or 4.0%, due to more railcars on lease, partially offset by the impact of foreign exchange rates. Other revenue decreased $0.2 million, driven by lower repair revenue.

Expenses

In the third quarter of 2018, maintenance expense decreased $1.0 million, primarily due to fewer railcars undergoing regulatory compliance repairs, partially offset by higher wheelset costs. Depreciation expense increased $1.0 million, driven by the impact of new railcars added to the fleet.

Other Income (Expense)

In the third quarter of 2018, net gain on asset dispositions decreased $0.5 million, attributable to lower railcar scrapping gains. Net interest expense increased $0.4 million, due to a higher average interest rate and a higher average debt balance.

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is primarily attributable to income from the RRPF affiliates. The RRPF affiliates are a group of eighteen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $47.6 million and $14.3 million for the nine months and three months ended September 30, 2018, compared to $38.8 million and $15.3 million for the same periods in 2017. As of September 30, 2018, the RRPF affiliates owned 439 aircraft spare engines with a net book value of approximately $3,959 million, compared to 432 aircraft spare engines with a net book value of approximately $3,764 million at December 31, 2017.

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

Portfolio Management's total asset base was $614.9 million at September 30, 2018, compared to $582.8 million at December 31, 2017, and $616.8 million at September 30, 2017.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Lease revenue	$0.3	$0.7	$0.8	$3.1
Marine operating revenue	3.1	3.8	11.0	21.8
Other revenue	—	0.2	0.5	1.0
Total Revenues	3.4	4.7	12.3	25.9

Expenses
Marine operating expense	4.4	4.2	12.9	19.2
Depreciation expense	1.8	1.7	5.5	5.2
Other operating expense	0.1	0.1	0.4	0.7
Total Expenses	6.3	6.0	18.8	25.1

Other Income (Expense)
Net gain on asset dispositions	0.2	0.3	0.8	11.1
Interest expense, net	(2.6)	(2.2)	(7.6)	(6.8)
Other income	—	—	—	2.3
Share of affiliates' pre-tax income	14.3	16.0	47.6	39.9
Segment Profit	$9.0	$12.8	$34.3	$47.3

Investment Volume	$—	$36.6	$—	$36.6

The following table shows the net book values of Portfolio Management's assets (in millions):

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Investment in RRPF Affiliates	$439.5	$434.2	$449.1	$462.1	$474.8
Owned assets	177.3	148.6	148.8	143.9	140.1
Managed assets (1)	43.9	41.6	37.9	36.0	34.1
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Beginning balance	405	409	432	437	449
Engine acquisitions	5	27	9	17	3
Engine dispositions	(1)	(4)	(4)	(5)	(13)
Ending balance	409	432	437	449	439
Utilization rate at quarter end	96.1%	94.7%	94.5%	94.7%	96.8%

Comparison of the First Nine Months of 2018 to the First Nine Months of 2017

Comparisons of reported results for the current year and prior year are impacted by the sale of marine investments.

Segment Profit

In the first nine months of 2018, segment profit was $34.3 million, compared to $47.3 million for the same period in the prior year. Segment profit for the first nine months of 2017 included net gains of approximately $1.8 million associated with the planned exit of marine investments. Excluding this item, results for the Portfolio Management segment were $11.2 million lower in the first nine months of 2018 compared to the same period in the prior year, primarily due to the absence of operating income from the marine assets sold during 2017, lower residual sharing fees from the managed portfolio, and a lower contribution from the Norgas Vessels, partially offset by higher RRPF affiliate income.

Revenues

In the first nine months of 2018, lease revenue decreased $2.3 million, primarily due to the impact of the sales of leased assets in 2017. Marine operating revenue decreased $10.8 million, due to lower revenue from the Norgas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Norgas Vessels declined due to lower charter rates, as a result of weak demand and oversupply of vessels in the market, as well as lower utilization.

Expenses

In the first nine months of 2018, marine operating expense decreased $6.3 million, primarily due to the absence of the marine assets that were sold in 2017.

Other Income (Expense)

In the first nine months of 2018, net gain on asset dispositions decreased $10.3 million. Net gains of approximately $1.8 million were recorded in the first nine months of 2017 associated with the planned exit of marine investments. Excluding this item, net gain on asset dispositions decreased $8.5 million in the first nine months of 2018 due to lower residual sharing fees from the managed portfolio.

In the first nine months of 2018, income from our share of affiliates' earnings increased $7.7 million, primarily from earnings at RRPF due to higher operating income, driven by engines added to the fleet, as well as higher net disposition gains on engines sold.

Investment Volume

During the first nine months of 2018, there was no investment volume, compared to $36.6 million in the same period in 2017 to fund the purchase of additional aircraft spare engines in the RRPF affiliates.

Comparison of the Third Quarter of 2018 to the Third Quarter of 2017

Comparisons of reported results for the current quarter and prior year quarter are impacted by the sale of marine investments.

Segment Profit

In the third quarter of 2018, segment profit was $9.0 million, compared to $12.8 million for the same period in the prior year. The decrease reflects lower operating income from the Norgas Vessels and lower RRPF affiliate income.

Revenues

In the third quarter of 2018, lease revenue decreased $0.4 million, primarily due to the impact of the sales of leased assets in 2017. Marine operating revenue decreased $0.7 million, due to lower revenue from the Norgas Vessels. The revenue from the Norgas Vessels declined due to lower charter rates, as a result of oversupply of vessels in the market, as well as lower utilization.

Expenses

In the third quarter of 2018, marine operating expense increased $0.2 million, primarily due to drydocking costs for two of the Norgas Vessels incurred in the current year.

Other Income (Expense)

In the third quarter of 2018, income from our share of affiliates' earnings decreased $1.7 million, primarily from earnings at RRPF due to lower net disposition gains on engines sold, partially offset by higher operating income, driven by more engines on lease.

ASC

Segment Summary

ASC continues to perform well amid favorable operating conditions. During the first nine months of 2018, ASC deployed 10 vessels, carrying 17.7 million net tons of freight, compared to 12 vessels, carrying 19.3 million net tons during the first nine months of 2017.

The following table shows ASC’s segment results (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Lease revenue	$1.1	$1.1	$3.1	$3.1
Marine operating revenue	57.7	59.1	119.8	113.2
Total Revenues	58.8	60.2	122.9	116.3

Expenses
Maintenance expense	6.8	7.7	14.1	14.6
Marine operating expense	35.0	34.7	76.6	70.6
Depreciation expense	3.5	4.0	7.1	8.1
Operating lease expense	—	0.3	—	1.5
Total Expenses	45.3	46.7	97.8	94.8

Other Income (Expense)
Net gain on asset dispositions	—	—	0.1	—
Interest expense, net	(1.5)	(1.4)	(4.3)	(3.9)
Other (expense) income	(0.1)	—	(0.2)	0.8
Segment Profit	$11.9	$12.1	$20.7	$18.4

Investment Volume	$—	$0.8	$15.8	$13.6
Total Net Tons Carried (000's)	8,703	9,811	17,710	19,348

Comparison of the First Nine Months of 2018 to the First Nine Months of 2017

Segment Profit

In the first nine months of 2018, segment profit was $20.7 million, compared to segment profit of $18.4 million in the same period in 2017. In 2018, higher rates, favorable operating conditions and efficient fleet performance more than offset lower volume.

Revenues

In the first nine months of 2018, marine operating revenue increased $6.6 million, or 5.8%, primarily due to higher rates and late 2017 sailing season surcharges realized in 2018. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

Expenses

In the first nine months of 2018, maintenance expense decreased $0.5 million, due to lower operating repairs, as well as fewer vessels deployed in the current year. Marine operating expense increased $6.0 million, largely driven by higher fuel costs, partially offset by fewer operating days. Operating lease expense in 2017 was for a vessel that was returned at the end of the prior year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

Comparison of the Third Quarter of 2018 to the Third Quarter of 2017

Segment Profit

In the third quarter of 2018, segment profit was $11.9 million, compared to segment profit of $12.1 million in the same period in 2017. In 2018, lower volume was offset by more efficient operations and a favorable mix of commodities carried.

Revenues

In the third quarter of 2018, marine operating revenue decreased $1.4 million, or 2.4%, primarily due to lower volume.

Expenses

In the third quarter of 2018, maintenance expense decreased $0.9 million due to lower operating repairs, as well as fewer vessels deployed in the current year. Marine operating expense increased $0.3 million, primarily due to higher fuel costs, partially offset by the impact of fewer operating days. Operating lease expense in 2017 was for a vessel that was returned at the end of the prior year.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

OTHER

Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Selling, general and administrative expense	$46.5	$42.5	$137.6	$127.8
Unallocated interest (income) expense	(2.2)	(2.4)	(6.8)	(5.9)
Other expense (income), including eliminations	2.7	1.8	4.1	2.2

SG&A, Unallocated Interest and Other

During the third quarter of 2017, we exercised our option to terminate the office lease at our corporate headquarters early. As a result, accelerated depreciation on leasehold improvement was recorded in SG&A, and lease termination costs were recorded in other expense (income).

SG&A increased $9.8 million for the first nine months of 2018 and $4.0 million for the third quarter of 2018, both variances primarily due to higher employee compensation expenses and accelerated depreciation of leasehold improvements beginning in the prior year. The negative impacts of changes in foreign exchange rates also contributed to the increase compared to the prior year nine-month period.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments in accordance with assigned leverage targets) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

Other expense (income), including eliminations, increased $1.9 million for the first nine months of 2018 and $0.9 million for the third quarter of 2018, both variances driven by incremental pension expense in the third quarter of 2018 associated with certain lump sum distributions, as well as the impacts of foreign exchange on a foreign pension plan, partially offset by the absence of costs recorded in the prior year associated with the early termination of the office lease.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of September 30, 2018, we had an unrestricted cash balance of $254.5 million.

The following table shows our principal sources and uses of cash for the nine months ended September 30 (in millions):

	2018	2017
Principal sources of cash
Net cash provided by operating activities	$341.3	$317.8
Portfolio proceeds	198.6	131.0
Other asset sales	28.5	24.3
Proceeds from sale-leasebacks	59.2	90.6
Proceeds from issuance of debt, commercial paper, and credit facilities	297.1	308.6
Total	$924.7	$872.3

Principal uses of cash
Portfolio investments and capital additions	$(536.7)	$(459.0)
Repayments of debt, commercial paper, and credit facilities	(267.3)	(301.5)
Purchases of leased-in assets	(66.6)	(93.2)
Payments on capital lease obligations	(0.9)	(2.1)
Stock repurchases	(37.4)	(75.0)
Dividends	(52.7)	(51.8)
Total	$(961.6)	$(982.6)

Net cash provided by operating activities of $341.3 million increased $23.5 million compared to 2017. The increase was driven by lower operating lease payments and the timing of interest payments, as well as the positive impact of changes in foreign exchange rates. These positive drivers were partially offset by lower lease revenue, lower affiliate dividends, and lower fee income, which included $1.7 million of residual sharing income in 2018 compared to $9.8 million in 2017.

Portfolio proceeds primarily consist of proceeds from sales of operating assets and loan and finance lease receipts. Portfolio proceeds of $198.6 million for the nine months of 2018 increased by $67.6 million from the prior year, primarily due to higher proceeds from sales of railcars at Rail North America, partially offset by lower proceeds from sales of marine assets at Portfolio Management.

Rail North America completed a sale-leaseback financing for 467 railcars in the third quarter of 2018 and 699 railcars in the second quarter of 2017.

Proceeds from the issuance of debt for the nine months ended September 30, 2018 were $297.1 million (net of hedges and debt issuance costs), compared to $308.6 million (net of hedges and debt issuance costs) in the same period in 2017. In each of 2018 and 2017, a $300-million, 10-year unsecured financing was completed. Debt repayments of $267.3 million for the first nine months of 2018 were $34.2 million lower than prior year. Repayments in both years consisted of scheduled maturity payments and the early retirement of certain debt issuances.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $536.7 million for the first nine months of 2018 increased $77.7 million compared to 2017, due to more railcars acquired at Rail North America and Rail International, partially offset by the absence of investments at the RRPF affiliates at Portfolio Management in the prior year.

Purchases of leased-in assets of $66.6 million for the first nine months of 2018 decreased $26.6 million compared to the same period in 2017. The decrease was attributable to a $24.0 million decrease at ASC, related to the purchase of a vessel in 2017 that was previously on lease, and a $2.6 million decrease at Rail North America due to fewer railcars purchased in 2018 (1,232 railcars in 2018 compared to 1,815 railcars in 2017).

On January 29, 2016, our Board of Directors (the "Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. As of December 31, 2017, $80.0 million remained available under this program. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. During the nine months ended September 30, 2018, we acquired 0.5 million shares of common stock for $37.4 million, compared to 1.2 million shares of common stock for $75.0 million during the same period in 2017. As of September 30, 2018, $212.6 million remained available under the repurchase authorizations.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at September 30, 2018 (in millions):

	Payments Due by Period
	Total	2018 (1)	2019	2020	2021	2022	Thereafter
Recourse debt	$4,444.9	$71.1	$550.0	$350.0	$563.8	$250.0	$2,660.0
Interest on recourse debt (2)	1,832.4	42.0	160.9	146.5	134.6	114.0	1,234.4
Capital lease obligations, including interest	12.0	0.4	11.6	—	—	—	—
Recourse operating leases	598.0	19.3	67.9	68.6	65.3	57.0	319.9
Purchase commitments (3)	2,151.9	211.2	348.1	436.2	376.4	385.4	394.6
Total	$9,039.2	$344.0	$1,138.5	$1,001.3	$1,140.1	$806.4	$4,608.9
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of September 30, 2018.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries that took effect in mid-2016. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of September 30, 2018, 7,715 railcars have been ordered, of which 5,095 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term. Pricing will be on an agreed upon or cost-plus basis subject to certain adjustments and surcharges specified in the agreement.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc. ("ARI"), pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars to be delivered over a five-year period, beginning in April 2019. ARI will deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the nine months ended September 30, 2018:

Europe (1)
Balance as of September 30 (in millions)	$—
Weighted average interest rate	N/A
Euro/Dollar exchange rate	N/A

Average daily amount outstanding year to date (in millions)	$3.7
Weighted average interest rate	0.9%
Average Euro/Dollar exchange rate	1.19

Average daily amount outstanding during 3rd quarter (in millions)	$2.6
Weighted average interest rate	0.9%
Average Euro/Dollar exchange rate	1.16

Maximum daily amount outstanding (in millions)	$11.3
Euro/Dollar exchange rate	1.17
__________

(1)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. In the second quarter of 2018, we extended the maturity on this facility by one year from May 2022 to May 2023. As of September 30, 2018, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of September 30, 2018, the full $250 million was available under this facility.

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

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At September 30, 2018, we were in compliance with all covenants and conditions of all of our credit agreements.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of September 30, 2018, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to our critical accounting policies during the nine months ended September 30, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for a summary of our policies.

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

The following table shows total balance sheet assets (in millions):

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Total assets (GAAP)	$7,261.9	$7,422.4	$7,468.0	$7,495.5	$7,517.4
Off-balance sheet assets:
Rail North America	471.3	435.7	411.7	401.7	432.6
ASC	0.2	—	—	—	—
Total off-balance sheet assets	$471.5	$435.7	$411.7	$401.7	$432.6

Total assets, as adjusted (non-GAAP)	$7,733.4	$7,858.1	$7,879.7	$7,897.2	$7,950.0

Shareholders’ Equity (GAAP)	$1,470.2	$1,792.7	$1,839.7	$1,817.6	$1,838.0

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	September 30 2017	December 31 2017	March 31 2018	June 30 2018	September 30 2018
Debt, net of unrestricted cash:
Unrestricted cash	$(199.2)	$(296.5)	$(233.1)	$(237.4)	$(254.5)
Commercial paper and bank credit facilities	15.7	4.3	4.4	4.3	—
Recourse debt	4,266.7	4,371.7	4,359.5	4,397.9	4,397.3
Capital lease obligations	12.8	12.5	12.2	11.9	11.6
Total debt, net of unrestricted cash (GAAP)	4,096.0	4,092.0	4,143.0	4,176.7	4,154.4
Off-balance sheet recourse debt	471.5	435.7	411.7	401.7	432.6
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,567.5	$4,527.7	$4,554.7	$4,578.4	$4,587.0

Total recourse debt (1)	$4,567.5	$4,527.7	$4,554.7	$4,578.4	$4,587.0
Shareholders' Equity (2)	$1,470.2	$1,792.7	$1,839.7	$1,817.6	$1,838.0
Recourse Leverage (3)	3.1	2.5	2.5	2.5	2.5
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Balances for December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018 reflect the impact of the Tax Act recognized in the fourth quarter of 2017.

(3)
Calculated as total recourse debt / shareholder's equity. The reduction in recourse leverage beginning with December 31, 2017 is due to the increase in shareholders' equity resulting from the impact of the Tax Cuts and Jobs Act.

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

The following tables show our net income and diluted earnings per share, excluding tax adjustments and other items (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income (GAAP)	$47.0	$49.0	$162.1	$159.9

Adjustments attributable to consolidated pre-tax income:
Costs attributable to the closure of a maintenance facility at Rail International (1)	—	—	8.6	—
Net gain on wholly owned Portfolio Management marine investments (2)	—	—	—	(1.8)
Total adjustments attributable to consolidated pre-tax income	$—	$—	$8.6	$(1.8)
Income taxes thereon, based on applicable effective tax rate	—	—	(2.8)	0.7
Net income, excluding tax adjustments and other items (non-GAAP)	$47.0	$49.0	$167.9	$158.8

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Diluted earnings per share (GAAP)	$1.22	$1.25	$4.21	$4.04
Adjustments attributable to consolidated income, net of taxes:
Costs attributable to the closure of a maintenance facility at Rail International (1)	—	—	0.15	—
Net gain on wholly owned Portfolio Management marine investments (2)	—	—	—	(0.03)
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$1.22	$1.25	$4.36	$4.01

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended September 30 (in millions):

	2018	2017
Net income (GAAP)	$504.2	$190.8
Adjustments attributable to consolidated pre-tax income:
Costs attributable to the closure of a maintenance facility at Rail International (1)	8.6	—
Net loss on wholly owned Portfolio Management marine investments (2)	—	3.1
Railcar impairment at Rail North America (3)	—	29.8
Total adjustments attributable to consolidated pre-tax income	$8.6	$32.9
Income taxes thereon, based on applicable effective tax rate	$(2.8)	$(11.8)

Other income tax adjustments attributable to consolidated income:
Impact of the Tax Act (4)	(315.9)	—
Foreign tax credit utilization (5)	—	(7.1)
Total other income tax adjustments attributable to consolidated income	$(315.9)	$(7.1)

Net income, excluding tax adjustments and other items (non-GAAP)	$194.1	$204.8
Return on Equity (GAAP)	30.5%	13.4%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (6)	13.0%	14.4%
_______

(1)	In the second quarter of 2018, Rail International recorded expenses attributable to the closure of a maintenance facility.

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

(5)	Benefits in the fourth quarter of 2016 attributable to the utilization of foreign tax credit carryforwards.

(6)	Shareholders' equity used in this calculation excludes the impact of the Tax Act, as described above.

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

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2016, the Board approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. As of December 31, 2017, $80.0 million remained available under this program. On January 26, 2018, the Board approved an additional share repurchase authorization of $170 million, bringing our aggregate available repurchase authorization to $250 million. The share repurchase authorizations do not have an expiration date, do not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. As of September 30, 2018, $212.6 million remained available under the repurchase authorizations.

The following is a summary of common stock repurchases completed by month during the third quarter of 2018:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
August 1, 2018 - August 31, 2018	40,542	$85.60	40,542	$221.5
September 1, 2018 - September 30, 2018	105,922	$83.90	105,922	$212.6
Total	146,464	$84.37	146,464

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to the Consolidated Financial Statements.

Incorporated by Reference:
10.1
Form of Restricted Stock Unit Agreement for grants under the Amended and Restated 2012 Incentive Award Plan to Robert C. Lyons and Thomas A. Ellman is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated August 10, 2018.*

10.2
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Robert C. Lyons and Thomas A. Ellman is incorporated herein by reference to Exhibit 10.2 to GATX's Form 8-K dated August 10, 2018.*

________
(*) Compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Thomas A. Ellman
Thomas A. Ellman
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: October 26, 2018