Form 10-K
period 2018-12-31
GATX CORP
filed 2019-02-25
CIK 40211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-2328
______________________
GATX Corporation
(Exact name of registrant as specified in its charter)

New York	36-1124040
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
233 South Wacker Drive
Chicago, IL 60606-7147
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion as of June 30, 2018.

Common shares outstanding were 36.6 million at January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

GATX’s definitive Proxy Statement to be filed on or about March 18, 2019	PART III

GATX CORPORATION
2018 FORM 10-K

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
◦
weak macroeconomic conditions
◦
weak market conditions in our customers' businesses
◦
declines in harvest or production volumes
◦
adverse changes in the price of, or demand for, commodities
◦
changes in railroad operations or efficiency
◦
changes in supply chains
◦
availability of pipelines, trucks, and other alternative modes of transportation
◦
other operational or commercial needs or decisions of our customers
•
higher costs associated with increased railcar assignments following non-renewal of leases, customer defaults, and compliance maintenance programs or other maintenance initiatives
•
events having an adverse impact on assets, customers, or regions where we have a concentrated investment exposure
•
financial and operational risks associated with long-term railcar purchase commitments, including increased costs due to tariffs or trade disputes
•
reduced opportunities to generate asset remarketing income

•
operational and financial risks related to our affiliate investments, including the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates")
•
fluctuations in foreign exchange rates
•
failure to successfully negotiate collective bargaining agreements with the unions representing a substantial portion of our employees
•
asset impairment charges we may be required to recognize
•
deterioration of conditions in the capital markets, reductions in our credit ratings, or increases in our financing costs
•
uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021
•
competitive factors in our primary markets, including competitors with a significantly lower cost of capital than GATX
•
risks related to our international operations and expansion into new geographic markets, including the imposition of new or additional tariffs, quotas, or trade barriers
•
changes in, or failure to comply with, laws, rules, and regulations
•
inability to obtain cost-effective insurance
•
environmental remediation costs
•
inadequate allowances to cover credit losses in our portfolio
•
inability to maintain and secure our information technology infrastructure from cybersecurity threats and related disruption of our business

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

At December 31, 2018, we had total assets of $8.0 billion, composed largely of railcars. This amount includes $0.4 billion of off-balance sheet assets, primarily railcars that were financed with operating leases.

OPERATIONS
GATX RAIL BUSINESS OVERVIEW

We strive to be recognized as the finest railcar leasing company in the world by our customers, our shareholders, our employees, and the communities where we operate. Our wholly owned fleet of approximately 148,000 railcars is one of the largest railcar lease fleets in the world. We currently lease tank cars, freight cars, and locomotives in North America, tank cars and freight cars in Europe and Russia, and freight cars in India. The following table sets forth our worldwide rail fleet data as of December 31, 2018:

	Tank Railcars	Freight Railcars	Total Fleet	Managed Railcars	Total Railcars	Locomotives
Rail North America	60,513	61,179	121,692	295	121,987	680
Rail International	21,128	4,691	25,819	7	25,826	—
Total	81,641	65,870	147,511	302	147,813	680

Our rail customers primarily operate in the petroleum, chemical, food/agriculture, and transportation industries. Our worldwide railcar fleet consists of diverse railcar types that our customers use to ship over 500 different commodities. The following table presents an overview of our railcar types as well as the industries of our customers and the commodities they ship.

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

RAIL NORTH AMERICA

Rail North America is composed of our operations in the United States, Canada, and Mexico. Rail North America primarily provides railcars pursuant to full-service leases under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. These railcars have estimated useful economic lives of 27 to 45 years and an average age of approximately 20 years. Rail North America has a large and diverse customer base, serving approximately 860 customers. In 2018, no single customer accounted for more than 5% of Rail North America’s total lease revenue, and the top ten customers combined accounted for approximately 18% of Rail North America’s total lease revenue. Rail North America leases railcars for terms that generally range from one to ten years, which vary based on railcar types and market conditions. The average remaining lease term of the North American fleet was approximately 40 months as of December 31, 2018. Rail North America’s primary competitors are Union Tank Car Company, Wells Fargo Rail, the CIT Group, Trinity Industries Leasing Company, SMBC Rail Services, LLC, the Andersons Rail Group, and American Railcar Industries, Inc. Rail North America competes primarily on the basis of lease rate, maintenance capabilities, customer relationships, engineering expertise, and availability of railcars.

Rail North America purchases new railcars from a number of manufacturers, including Trinity Rail Group, LLC, American Railcar Industries, Inc., National Steel Car Ltd., and Freightcar America. We also acquire railcars in the secondary market. In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2018, 7,992 railcars have been ordered, of which 5,670 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc., pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. Under the terms of this agreement, ARI will deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

On November 12, 2018, we entered into an agreement to purchase a fleet of up to 3,100 railcars from ECN Capital Corporation. As of December 31, 2018, we had acquired 2,832 railcars, with the balance to be acquired in early 2019.

Rail North America also owns a fleet of locomotives, consisting of 644 four-axle and 36 six-axle locomotives as of December 31, 2018. Locomotive customers are primarily regional and short-line railroads, industrial users, and Class I railroads. Lease terms vary from month-to-month to ten years. As of December 31, 2018, the average remaining lease term of the locomotive fleet was approximately two years. Rail North America's primary competitors in locomotive leasing are Wells Fargo Rail, CIT Group Inc., and Progress Rail Services Corporation. Competitive factors in the market include lease rates, customer service, maintenance, and availability.

Rail North America also remarkets its rail assets, and such remarketing activities generate gains which may contribute significantly to Rail North America’s segment profit.

Maintenance

Rail North America operates an extensive network of maintenance facilities in the United States and Canada dedicated to performing safe, timely, efficient, and high-quality railcar maintenance services for customers. Services include interior cleaning of railcars, routine maintenance and general repairs to the car body and safety appliances, regulatory compliance work, wheelset replacements, interior blast and lining, exterior blast and painting, and car stenciling. To the extent possible, railcar maintenance is scheduled in a manner that minimizes the amount of time the car is out of service. At December 31, 2018, Rail North America’s maintenance network consisted of:

•	Six major maintenance facilities that can complete all types of maintenance services.

•	Four maintenance facilities that primarily focus on routine cleaning, repair, and regulatory compliance services.

•	Five customer-dedicated sites operating within specific customer facilities that offer services tailored to the needs of our customers’ fleets.

•
Fifteen locations with mobile units that travel to many track-side field locations to provide spot repairs and interior cleaning services, thus avoiding the need to send a railcar to a major maintenance facility. Eleven of these locations operate as independent maintenance repair units that are not affiliated with physical locations.

The maintenance network is supplemented by a number of preferred third-party maintenance providers. In certain cases, we have entered into fixed-capacity contracts with these third parties under which Rail North America has secured access to maintenance capacity. In 2018, wholly owned and third-party maintenance facilities performed approximately 55,000 service events, including multiple independent service events for the same car. In 2018, third-party maintenance network expenses accounted for approximately 25% of Rail North America’s total maintenance network expenses (excluding repairs performed by railroads). Approximately 75% of the maintenance hours, incurred for our tank cars and specialty freight cars during 2018, were performed internally at our own maintenance facilities.

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

Affiliates

Adler Funding LLC ("Adler") is a 12.5% owned railcar leasing partnership that was formed in 2010 with UniCredit Bank AG, Sperber Rail Holdings Inc., and LBT Holding Corporation. Rail North America has provided leasing, maintenance and asset remarketing services to Adler, for which it received a base service fee and a performance-based asset remarketing fee. As of December 31, 2018, all railcar assets have been sold, and the partnership is in the process of winding down remaining activities.

RAIL INTERNATIONAL

Rail International is composed of our operations in Europe ("GATX Rail Europe" or "GRE"), India ("Rail India"), and Russia ("Rail Russia"). GRE leases railcars to customers throughout Europe pursuant to full-service leases under which it maintains the railcars and provides value-adding services according to customer requirements. These railcars have estimated useful lives of 30 to 40 years and an average age of approximately 18 years. GRE has a diverse customer base with approximately 210 customers. In 2018, two customers each accounted for more than 10% of GRE's total lease revenue and the top ten customers combined accounted for approximately 60% of GRE's total lease revenue. GRE's lease terms generally range from one to ten years and as of December 31, 2018, the average remaining lease term of the European fleet was approximately 21 months. GRE competes principally on the basis of customer relationships, lease rate, maintenance expertise, and availability of railcars. Its primary competitors are VTG Aktiengesellschaft, the Ermewa Group, Nacco, Wascosa AG, and On Rail.

GRE acquires new railcars primarily from Greenbrier-Astra Rail (Wagony Swidnica sp. z.o.o and Astra Rail Industries S.A.), Tatravagónka a.s., and Legios Loco a.s. Additionally, GRE's Ostróda, Poland maintenance facility assembles several hundred tank cars each year. As of December 31, 2018, GRE had commitments to acquire approximately 1,500 newly manufactured railcars to be delivered in 2019, primarily from Tatravagónka a.s., and Greenbrier. The majority of the railcars to be delivered in 2019 have committed leases in place with customers.

Rail India began operations in 2012 as the first company registered to lease railcars under the Indian Railways Wagon Leasing Scheme. As of December 31, 2018, Rail India owned 2,053 railcars with estimated useful lives of 20-25 years. Rail India's leases are net leases and have terms generally ranging from three to 12 years. As of December 31, 2018, the average remaining lease term of the Indian fleet was approximately six years. Rail India has a small customer base with approximately ten customers in the container, steel and automotive transport sector, as well as the public sector. As of December 31, 2018, Rail India had entered into contracts to acquire approximately 1,100 railcars to be delivered in 2019, all of which have committed leases in place with customers.

As of December 31, 2018, Rail Russia owned 354 railcars and had commitments to acquire 26 railcars to be delivered in 2019, all of which have committed leases in place with customers.

Maintenance

As of December 31, 2018, GRE operates a maintenance facility in Ostróda, Poland. In the second quarter of 2018, GRE closed its railcar maintenance facility in Hannover, Germany. The maintenance facility in Ostróda, Poland performs significant repairs, regulatory compliance and modernization work for owned railcars, and assembles railcars. This service center is supplemented by a number of third-party repair facilities, which in 2018 accounted for approximately 42% of GRE's fleet repair costs.

Similar to our Rail North America segment, GRE's customers periodically require maintenance services that are not included in the full-service lease agreement. These services are generally related to the repair of railcar damage caused by customers and railways. Revenue earned from these maintenance activities is recorded in other revenue.

In India, all railcar maintenance is performed by Indian Railways or third-parties authorized by Indian Railways, in accordance with regulatory requirements.

In Russia, all railcar maintenance is performed by third-party repair facilities either owned or authorized by Russian Railways, in accordance with regulatory requirements.

PORTFOLIO MANAGEMENT

Portfolio Management is composed primarily of our ownership in a group of joint ventures with Rolls-Royce plc that lease aircraft spare engines, as well as five liquefied gas-carrying vessels (the "Norgas Vessels"). In prior years, Portfolio Management generated leasing, marine operating, asset remarketing, and management fee income through a collection of diversified wholly owned assets and joint venture investments. In 2015, we made the decision to exit the majority of these ancillary investments, including six chemical parcel tankers, a number of inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. These investments were all sold as of December 31, 2017. See the Portfolio Management section in Part II, Item 7 of this Form 10-K for further details.

Affiliates

The Rolls-Royce & Partners Finance companies (collectively the “RRPF affiliates”) are a group of seventeen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and sale-leaseback financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. As of December 31, 2018, the RRPF affiliates, in aggregate, owned 452 engines, of which 253 were on lease to Rolls-Royce. Aircraft engines generally have an estimated economic useful life of 25 years when new and, depending on actual hours of usage and with proper maintenance, may achieve extended service well beyond the useful life estimates. As of December 31, 2018, the average age of these engines was approximately 11 years. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce acts as manager for each of the RRPF affiliates and also performs substantially all required maintenance activities.

Owned and Managed Assets

Historically, Portfolio Management's wholly owned portfolio consisted of marine assets operating in pooling arrangements, assets subject to operating and finance leases, and secured loans. As of December 31, 2018, Portfolio Management's remaining owned assets consisted primarily of the Norgas Vessels operating under a pooling arrangement. The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management also manages portfolios of assets for third parties which generate fee and residual sharing income through portfolio administration and the remarketing of these assets. As of December 31, 2018, Portfolio Management's managed activities consisted primarily of managing leases of three power plants.

ASC

ASC operates the largest fleet of U.S.-flagged vessels on the Great Lakes, providing waterborne transportation of dry bulk commodities such as iron ore, coal, limestone aggregates, and metallurgical limestone. End markets served include steel making, domestic automobile manufacturing, electricity generation, and non-residential construction. Customer service, primarily in the form of scheduling flexibility, vessel availability, reliability, and operating safety, is key to ASC’s success. ASC’s sailing season generally runs from April 1 through December 31; however, depending on customer demand and weather conditions, vessels may commence operations in March and continue to operate into January of the following year.

At December 31, 2018, ASC’s fleet consisted of 12 vessels with a net book value of $257.0 million. All vessels are compliant with applicable regulatory guidelines. The vessels are diesel powered, with an average age of 41 years and estimated useful lives of 65 years. For 2019, 11 of ASC’s vessels are generally available for both service contracts and spot business; the remaining vessel is dedicated to a time charter agreement that is scheduled to expire following the 2021 sailing season. ASC’s vessels operate exclusively in the fresh water of the Great Lakes and as a result, with proper maintenance and periodic refurbishment, may achieve extended service well beyond the useful life estimates.
All of ASC’s vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without shore-side assistance. This equipment enables the vessels to operate 24 hours a day, seven days a week. ASC’s vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity. In 2018, ASC served 21 customers, with the top five customers accounting for 88% of total revenue.

The following table sets forth ASC's fleet as of December 31, 2018:

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

ASC’s vessels operate pursuant to customer contracts that stipulate freight volume commitments and may also be supplemented with additional spot volume opportunities. In 2018, ASC operated 11 vessels and carried 26.2 million net tons of cargo. The number of vessels deployed by ASC in any given year is dependent on customer volume requirements.

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

TRADEMARKS AND PATENTS

Patents, trademarks, and licenses are not material to our businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

ASC’s fleet is inactive for a significant portion of the first quarter of each year due to the winter conditions on the Great Lakes.

CUSTOMER BASE

GATX, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. Segment concentrations, if material, are described above.

See "Note 13. Concentrations" in Part II, Item 8 of this Form 10-K for additional information.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2018, we employed 2,225 persons, of whom approximately 42% were union workers covered by collective bargaining agreements.

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

We are subject to, and may from time to time continue to be subject to, environmental cleanup and enforcement actions in the United States and in the foreign countries in which we operate. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for investigation, cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, we have been and may, in the future, be named as a potentially responsible party under CERCLA and other federal, state, local, and foreign laws or regulations for all or a portion of the costs to investigate and clean up sites at which certain contaminants may have been discharged or released by us, our current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2018, environmental costs were not material to our financial position, results of operations or cash flows. For further discussion, see "Note 22. Legal Proceedings and Other Contingencies" in Part II, Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information regarding our executive officers is included in Part I in lieu of inclusion in our definitive Proxy Statement:

Name	Offices Held	Position Held Since	Age
Brian A. Kenney	Chairman, President and Chief Executive Officer	2005	59
Thomas A. Ellman	Executive Vice President and Chief Financial Officer	2018	50
James M. Conniff	Executive Vice President and Chief Human Resources Officer	2018	61
Deborah A. Golden	Executive Vice President, General Counsel and Corporate Secretary	2012	64
Robert C. Lyons	Executive Vice President and President, Rail North America	2018	55
N. Gokce Tezel	Executive Vice President and President, Rail International	2018	44
Niyi A. Adedoyin	Senior Vice President and Chief Information Officer	2016	51
Michael T. Brooks	Senior Vice President, Portfolio Management	2018	49
Eric D. Harkness	Senior Vice President, Treasurer and Chief Risk Officer	2018	46
William M. Muckian	Senior Vice President, Controller and Chief Accounting Officer	2007	59
Amita Shetty	Senior Vice President, Business Development	2018	42
Paul F. Titterton	Senior Vice President and Chief Operating Officer, Rail North America	2018	43
Jeffery R. Young	Senior Vice President and Chief Tax Officer	2018	56
Robert A. Zmudka	Senior Vice President and Chief Commercial Officer, Rail North America	2018	51

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

•
Mr. Ellman was elected Executive Vice President and Chief Financial Officer in August, 2018. Previously, Mr. Ellman served as Executive Vice President and President, Rail North America from 2013 to August 2018, Senior Vice President and Chief Commercial Officer from 2011 to 2013, and Vice President and Chief Commercial Officer from 2006 to 2011. Prior to re-joining GATX in 2006, Mr. Ellman served as Senior Vice President and Chief Risk Officer and Senior Vice President, Asset Management of GE Equipment Services, Railcar Services and held various positions at GATX in the GATX Rail Finance Group.

•
Mr. Conniff was elected Executive Vice President and Chief Human Resources Officer in August 2018. Previously, Mr. Conniff served as Senior Vice President, Human Resources from 2014 to August 2018, Vice President, Human Resources in 2014, and Senior Director, Benefits and Employee Services from 2008 to 2014. Mr. Conniff joined GATX in 1981 and has held a variety of positions in finance and human resources.

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

•
Mr. Lyons was elected Executive Vice President and President, Rail North America in August 2018. Previously, Mr. Lyons served as Executive Vice President and Chief Financial Officer from 2012 to August 2018, Senior Vice President and Chief Financial Officer from 2007 to 2012, Vice President and Chief Financial Officer from 2004 to 2007, Vice President, Investor Relations from 2000 to 2004, Project Manager, Corporate Finance from 1998 to 2000, and Director of Investor Relations from 1996 to 1998.

•
Mr. Tezel was elected Executive Vice President and President, Rail International in August 2018, Previously, Mr. Tezel served as Senior Vice President and President, Rail International from March 2018 to August 2018, Vice President and Senior Vice President - Business Development, Rail International from 2015 to March 2018, Vice President and Group Executive, Emerging Markets from 2012 to 2015, Vice President - International Business Development 2008 to 2012, Vice President - Strategic Growth from 2007 to 2008, Director, Marketing and Product Development from 2005 to 2007, Director, Corporate Finance from 2003 to 2005, and Associate Director, Corporate Finance from 2000 to 2003.

•
Mr. Adedoyin has served as Senior Vice President and Chief Information Officer since January 2016. Previously, Mr. Adedoyin served as Vice President and Chief Information Officer from 2013 to January 2016 and Senior Director, IT Strategy and Project Management Office from 2008 to 2013.

•
Mr. Brooks was elected Senior Vice President, Portfolio Management in August 2018. Previously, Mr. Brooks served as Senior Vice President and Chief Operations Officer, Rail North America from 2016 to August 2018, Senior Vice President, Operations and Technology from 2013 to 2016, and Senior Vice President and Chief Information Officer from 2008 to 2013. Prior to joining GATX, Mr. Brooks served as Chief Information Officer and Vice President of the retail division of Constellation Energy and held various consulting roles of increasing responsibility with Accenture and Oracle Corporation.

•
Mr. Harkness was elected Senior Vice President, Treasurer, and Chief Risk Officer in August 2018. Previously, Mr. Harkness served as Vice President, Treasurer and Chief Risk Officer from 2012 to August 2018, Vice President, Chief Risk Officer from 2010 to 2012, and Senior Investment Risk Officer from 2007 to 2010. Prior to joining GATX, Mr. Harkness served in a variety of positions of increasing responsibility in the financial services industry.

•
Mr. Muckian has served as Senior Vice President, Controller and Chief Accounting Officer since 2007. Previously, Mr. Muckian served as Vice President, Controller and Chief Accounting Officer from 2002 to 2007, Controller and Chief Accounting Officer from 2000 to 2002, and Director of Taxes of GATX from 1994 to 2000.

•
Ms. Shetty was elected Senior Vice President, Business Development in August 2018. Previously, Ms. Shetty served as Vice President and Executive Director, Strategy from 2016 to August 2018, Vice President, Marketing & Customer Experience from 2014 to 2016, and Senior Director, Customer Experience from 2013 to 2014. Prior to joining GATX, Ms. Shetty spent more than ten years at various divisions of General Electric, including GE Capital Railcar Services.

•
Mr. Titterton was elected Senior Vice President and Chief Operating Officer, Rail North America in August 2018. Previously, Mr. Titterton served as Senior Vice President and Chief Commercial Officer, Rail North America from 2015 to August 2018, Vice President and Chief Commercial Officer from 2013 to 2015, Vice President and Group Executive, Fleet Management, Marketing and Government Affairs from 2011 to 2013, Vice President and Executive Director, Fleet Management from 2008 to 2011, and in a variety of increasingly responsible positions since joining the company in 1997.

•
Mr. Young was elected Senior Vice President and Chief Tax Officer in August 2018. Previously, Mr. Young served as Vice President and Chief Tax Officer from 2015 to August 2018, Vice President of Tax from 2007 to 2015, and as Director of Tax from 2003 to 2007. Prior to joining GATX, Mr. Young spent twenty years in a variety of increasingly responsible tax related positions in public accounting and the financial services industry.

•
Mr. Zmudka was elected Senior Vice President and Chief Commercial Officer, Rail North America in August 2018. Previously, Mr. Zmudka served as Vice President and Group Executive, North American Sales & Marketing from 2010 to August 2018, Vice President and Executive Director, Strategic Sales from 2007 to 2010, and Vice President, National Accounts from 2006 to 2007. Mr. Zmudka joined GATX in 1989 and worked in various sales and fleet portfolio roles before being promoted to Vice President, Regional Sales in 2001.

AVAILABLE INFORMATION

We make available free of charge at our website, www.gatx.com, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy, and other information that we have filed with the SEC. The SEC website may be found at http://www.sec.gov. Charters for the Audit Committee, Compensation Committee and Governance Committee of the Board of Directors, the Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the Code of Ethics for Senior Company Officers are posted under Corporate Governance in the Investor Relations section of our website, and are available in print upon request by any shareholder. Within the time period prescribed by SEC and New York Stock Exchange regulations, we will post on our website any amendment to the Code of Ethics for Senior Company Officers and the Code of Business Conduct and Ethics or any waivers thereof. The information on our website is not incorporated by reference into this report.

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

Unlike some of our competitors in the railcar leasing market, we do not manufacture railcars. In order to obtain committed access to a supply of newly built railcars on competitive terms, we regularly enter into long-term supply agreements with manufacturers to purchase significant numbers of newly built railcars over a multi-year period. Some of these agreements may provide for flexibility in the pricing, timing, and quantity of our purchasing commitments, while other agreements may provide no such flexibility. Therefore, if economic conditions weaken during the term of a long-term supply agreement, it is possible that we may be required to continue to accept delivery of, and pay for, new railcars at times when it may be difficult for us to lease such railcars and our financing costs may be high, which could negatively affect our revenues and profitability. In addition, if tariffs, trade disputes, commodity prices, or other factors lead to higher prices for steel or other raw materials used to manufacture railcars, we may be required to pay higher prices to purchase new railcars, which could adversely affect our ability to profitably lease those railcars to customers.

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

GATX and Rolls-Royce plc (“Rolls Royce”) each own 50% of 17 domestic and foreign joint venture entities (collectively, the “RRPF affiliates”) that own and lease aircraft engines to Rolls-Royce and owners and operators of commercial aircraft. These investments expose us to various risks associated with the commercial aviation industry, including geographic exposure and customer concentrations unique to that industry. The financial results of the RRPF affiliates depend heavily on the performance of Rolls-Royce, as Rolls-Royce is both a major customer of, and a critical supplier of maintenance services to, the RRPF affiliates. In addition, Rolls-Royce manages the RRPF affiliates and, as a result, we may not have control over operational matters, which could result in actions that have an adverse economic impact on the RRPF affiliates, or us, or could expose us to potential liability. The RRPF affiliates contribute significantly to our financial results. If the financial or operating performance of the RRPF affiliates deteriorates, our results of operations and cash flows could be negatively affected.

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

We rely largely on banks and the capital markets to fund our operations and contractual commitments. Typical funding sources include commercial paper, bank term loans, public debt issuances, and a variety of other secured and unsecured financing structures. These markets can experience high levels of volatility and access to capital can be limited for an extended period of time. In addition to conditions in the capital markets, changes in our financial performance or credit ratings or ratings outlook, as determined by rating agencies such as Standard & Poor’s and Moody’s Investors Service, could cause us to incur increased borrowing costs or to have greater difficulty accessing public and private markets for secured and unsecured debt. If we are unable to secure financing on acceptable terms, our other sources of funds, including available cash, bank facilities, cash flow from operations, and portfolio proceeds, may not be adequate to fund our operations and contractual commitments.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

We have a material amount of borrowing arrangements and financing structures that base interest rates on the London Inter-Bank Offering Rate ("LIBOR"). Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our long-term debt instruments and our bank credit facilities. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including our long-term debt instruments and our bank credit facilities. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our long-term debt instruments and our bank credit facilities.

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

We are subject to extensive federal, foreign, state, and local environmental laws and regulations concerning, among other things, the discharge of hazardous materials and remediation of contaminated sites. In addition, some of our properties, including those previously owned or leased, have been used for industrial purposes, which may have resulted in discharges onto these properties. Environmental liability can extend to previously owned or operated properties in addition to properties we currently own or use. Additionally, we could incur substantial costs, including cleanup costs, fines, and costs arising out of third-party claims for property or natural resource damage and personal injury as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased railcar may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a railcar without regard to the owner's fault. We routinely assess environmental liabilities, including our potential obligations and commitments for remediation of contaminated sites and the possible amount of recoveries from other responsible parties. Governments or regulators may change the legislative or regulatory frameworks within which we operate, including environmental laws and regulations, without providing us any recourse to address any adverse effects such changes may have on our business. Due to the regulatory complexities, risk of unidentified contaminants on our properties, and the potential liability for the operations of our lessees, it is possible environmental and remediation costs may be materially different from the costs we have estimated.

There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock at current levels.

Although we have paid regular cash dividends for over 100 consecutive years and conduct periodic share repurchase programs, the timing, amount and payment of future dividends to shareholders and repurchases of our common stock fall within the discretion of our Board of Directors (the "Board"). The Board’s decisions regarding the payment of dividends and repurchase of shares depend on many factors such as our financial condition, earnings, capital requirements, debt service obligations, legal requirements, regulatory constraints, and other factors that our Board may deem relevant. We cannot guarantee that we will continue to pay dividends or repurchase shares in the future, and our payment of dividends and repurchase of shares could vary from historical practices and our stated expectations.

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

There is increasing global regulatory focus on climate change and greenhouse gas (“GHG”) emissions. Climate change may also pose regulatory and environmental risks that could harm our results of operations and affect the way we conduct business. Severe weather, climate change, and natural disasters, such as tornadoes, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. Changes in laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, to address GHG and climate change could negatively impact our customers and business. For example, restrictions on GHG emissions could significantly increase costs for our customers whose production processes require significant amounts of energy. Customers' increased costs could reduce their demand to lease our assets. In addition, railcars in our fleet that are used to carry fossil fuels, such as coal and petroleum, could see reduced demand if new government regulations mandate a reduction in fossil fuel consumption. New government regulations could also increase our operating costs and compliance with those regulations could be costly. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could reduce the demand for our assets and could have an adverse effect on our financial position, results of operations, and cash flows.

A small number of shareholders could significantly influence our business.

Six shareholders collectively control more than 65% of our outstanding common stock. Accordingly, a small number of shareholders could affect matters that require shareholder approval, such as the election of directors and the approval of significant business transactions.

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

We rely on technology in all aspects of our business operations. If we are unable to adequately maintain and secure our information technology (“IT”) infrastructure from cybersecurity threats and related disruptions, our business could be negatively impacted.

Threats to IT systems associated with cybersecurity risks and cyber incidents or attacks have continued to increase in recent years. We rely on our IT infrastructure to process, transmit, and store electronic information that is used in all aspects of our business operations, including employee and customer information. All IT systems are vulnerable to security threats, such as hacking, viruses, malicious software, and other unlawful attempts to disrupt or gain access to these systems. Although we have taken steps to mitigate these risks, we may not be able to prevent breaches of our IT infrastructure, some of which is managed by third parties. Breaches of our IT infrastructure could lead to disruptions in our business, potentially including the theft, destruction, loss, misappropriation, or release of confidential employee and customer information stored on our IT systems or confidential data or other business information and subject us to potential lawsuits or other material legal liabilities. These disruptions could adversely affect our operations, financial position, and results of operations.

Our internal control over financial accounting and reporting may not detect all errors or omissions in the financial statements.

If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Although management has concluded that adequate internal control procedures are in place, no system of internal control provides absolute assurance that the financial statements are accurate and free of material error.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information regarding the general character of our properties is included in Item 1, “Business” of this Form 10-K.

As of December 31, 2018, the locations of our operations were as follows:

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
Donaldsonville, Louisiana
Freeport, Texas
Geismar, Louisiana
Yazoo City, Mississippi

Rail International

Business Offices	Major Maintenance Facilities	Customer Site Locations
Düsseldorf, Germany	Ostróda, Poland	Płock, Poland
Hamburg, Germany
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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the New York and Chicago Stock Exchanges under ticker symbol "GATX". We had approximately 1,643 common shareholders of record as of January 31, 2019.

Issuer Purchases of Equity Securities

During 2018, we repurchased 1.5 million shares for $115.4 million, excluding commissions, under the share repurchase program authorized on January 26, 2018. As of December 31, 2018, $134.6 million remained available under this program.
On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. This authorization replaced the prior program approved in 2018. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.
The following is a summary of common stock repurchases completed by month during the fourth quarter of 2018 and remaining share purchase authorization under the 2018 repurchase program:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 - October 31, 2018	339,292	$77.57	339,292	$186.3
November 1, 2018 - November 30, 2018	366,769	$79.31	366,769	$157.2
December 1, 2018- December 31, 2018	311,420	$72.75	311,420	$134.6
Total	1,017,481	$76.72	1,017,481

Equity Compensation Plan Information as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,092,478 (1)	$55.73 (2)	3,666,612
Equity Compensation Plans Not Approved by Shareholders	—		—
Total	2,092,478		3,666,612
__________
(1) Consists of 435,552 stock appreciation rights, 963,557 non-qualified stock options, 260,396 performance shares, 205,507 restricted stock units and 227,466 phantom stock units.
(2) The weighted-average exercise price does not include performance shares, restricted stock or phantom stock units.

For additional information about issuable securities under our equity compensation plans and the related weighted average exercise price, see "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Common Stock Performance Graph

The performance graph below compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2018, with the cumulative total return of the S&P 500 Index, the S&P MidCap 400 Index, and the Russell 3000 Index. We are not aware of any peer companies whose businesses are directly comparable to ours and, therefore, the graph displays the returns of the indices noted above as those comprise companies with market capitalizations similar to ours. The graph and table assume that $100 was invested in our common stock and each of the indices on December 31, 2013, and that all dividends were reinvested.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
GATX	$100.00	$112.70	$85.86	$128.64	$133.51	$155.73
S&P 500	100.00	113.68	115.24	129.02	157.17	150.27
S&P MidCap 400	100.00	109.74	107.34	129.60	150.63	133.91
Russell 3000	100.00	112.55	113.09	127.47	154.40	146.29

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

	2018	2017	2016	2015	2014
Results of Operations
Revenue	$1,360.9	$1,376.9	$1,418.3	$1,449.9	$1,451.0
Net gain on asset dispositions	72.8	54.1	98.0	79.2	87.2
Share of affiliates’ pre-tax income	61.1	55.9	53.1	45.4	67.8
Net income (GAAP)	211.3	502.0	257.1	205.3	205.0
Net income, excluding tax adjustments and other items (non-GAAP) (1)	199.8	185.0	235.9	234.9	205.0
Per Share Data
Basic earnings (GAAP)	5.62	12.95	6.35	4.76	4.55
Diluted earnings (GAAP)	5.52	12.75	6.29	4.69	4.48
Diluted earnings, excluding tax adjustments and other items (non-GAAP) (1)	5.22	4.70	5.77	5.37	4.48
Dividends declared	1.76	1.68	1.60	1.52	1.32
Financial Condition
Operating assets and facilities, net of accumulated depreciation	$6,549.5	$6,192.1	$5,804.7	$5,698.4	$5,688.0
Investments in affiliated companies	464.5	441.0	387.0	348.5	357.7
Total assets	7,616.7	7,422.4	7,105.4	6,894.2	6,919.9
Off-balance sheet assets (1)	430.2	435.7	459.1	495.5	617.8
Short-term borrowings	110.8	4.3	3.8	7.4	72.1
Long-term debt and capital lease obligations	4,441.0	4,384.2	4,268.1	4,196.8	4,184.5
Shareholders’ equity (2)	1,788.1	1,792.7	1,347.2	1,280.2	1,314.0
Other Data
Average number of common shares and common share equivalents	38.3	39.4	40.9	43.8	45.8
Net cash provided by operating activities	$508.5	$496.8	$629.4	$541.8	$458.4
Portfolio proceeds	$234.4	$165.6	$223.7	$482.2	$264.0
Portfolio investments and capital additions	$943.4	$603.4	$620.7	$714.7	$1,030.5
Recourse leverage (3)	2.7	2.5	3.3	3.5	3.5
Return on equity (GAAP)	11.8%	32.0%	19.6%	15.8%	15.1%
Return on equity, excluding tax adjustments and other items (non-GAAP) (1)(4)	13.6%	13.1%	18.0%	18.1%	15.1%
_________

(1)
See "Non-GAAP Financial Measures" included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for an explanation of tax adjustments and other items, as well as a reconciliation to the most directly comparable GAAP measures.

(2)	Balances for 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Cuts and Jobs Act of 2017 ("Tax Act").

(3)	The reduction in recourse leverage beginning with 2017 is due to the increase in shareholders' equity resulting from the impact of the Tax Act.

(4)	Shareholder's equity used in this calculation for 2018 and 2017 excludes the impact of the Tax Act.

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

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results for years ended December 31 (in millions, except per share data):

	2018	2017	2016
Segment Revenues
Rail North America	$941.5	$977.4	$1,018.5
Rail International	217.5	197.1	189.0
Portfolio Management	16.1	29.9	56.6
ASC	185.8	172.5	154.2
	$1,360.9	$1,376.9	$1,418.3
Segment Profit
Rail North America	$307.9	$299.3	$321.9
Rail International	68.6	68.8	63.0
Portfolio Management	38.7	56.3	136.9
ASC	33.0	24.5	10.1
	448.2	448.9	531.9
Less:
Selling, general and administrative expense	191.1	180.0	169.0
Unallocated interest (income) expense	(8.6)	(8.5)	(4.8)
Other, including eliminations	9.5	7.1	9.2
Income taxes ($10.8, $12.0 and $5.7 related to affiliates' earnings)	44.9	(231.7)	101.4
Net Income	$211.3	$502.0	$257.1

Net income, excluding tax adjustments and other items (non-GAAP)	$199.8	$185.0	$235.9
Diluted earnings per share (GAAP)	$5.52	$12.75	$6.29
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)	$5.22	$4.70	$5.77

Return on equity (GAAP)	11.8%	32.0%	19.6%
Return on equity, excluding tax adjustments and other items (non-GAAP)	13.6%	13.1%	18.0%

Investment Volume	$943.4	$603.4	$620.7

2018 Summary

Net income was $211.3 million, or $5.52 per diluted share, for 2018 compared to $502.0 million, or $12.75 per diluted share, for 2017, and $257.1 million, or $6.29 per diluted share, for 2016. Results for 2018 include a net benefit of $11.5 million from tax adjustments and other items, compared to a net benefit of $317.0 million in 2017 and a net benefit of $21.2 million in 2016 (see "Non-GAAP Financial Measures" at the end of this item for further details).

•
At Rail North America, segment profit was higher in 2018 attributable to higher asset disposition gains and lower maintenance expense, resulting from fewer repairs performed by the railroads, as well as fewer tank qualifications. These positive drivers were partially offset by lower lease revenue, due to lower average lease rates and fewer railcars on lease, as well as lower lease termination fees.

•
At Rail International, segment profit in 2018 approximated the prior year as expenses associated with the closure of a railcar maintenance facility in Germany were substantially offset by higher revenue from more railcars on lease and the positive impact of foreign exchange rates.

•
At Portfolio Management, segment profit decreased in 2018, primarily due to lower residual sharing fees from the managed portfolio, a lower contribution from the Norgas Vessels, and the absence of operating income from the marine assets sold during 2017, partially offset by higher income from the Rolls-Royce & Partners Finance joint ventures (collectively the "RRPF affiliates").

•	At ASC, segment profit was higher in 2018, largely due to higher shipping rates, favorable operating conditions, and efficient fleet performance, which more than offset lower tonnage carried.
Total investment volume was $943.4 million in 2018, compared to $603.4 million in 2017, and $620.7 million in 2016.
2019 Outlook
Despite economic and political uncertainty, we currently expect a stable railcar leasing market in North America in 2019. A substantial portion of the new railcars to be delivered in 2019 are committed to customer leases. Our strong balance sheet also offers us flexibility to pursue secondary market acquisitions as attractive opportunities arise.

•
We expect Rail North America's segment profit in 2019 to decrease from 2018. Despite the increases in absolute lease rates experienced in 2018, we will face continued revenue pressure on the existing fleet as the average rate for expiring leases continues to move higher. As a result, we project revenue to decline compared to prior year. We also expect higher railcar maintenance expense as tank car qualification work increases in 2019. Higher interest expense, due to increased interest rates, and the impact of a new lease accounting standard will also negatively impact our expected segment profit. See "Note 2. Accounting Changes" in Part II, Item 8 of this Form 10-K for a summary of the impact of the new lease accounting standard.

•
We anticipate Rail International's segment profit in 2019 to increase from 2018. The market in Europe continues to improve, and lease revenue is expected to be higher in 2019, resulting from more cars on lease and higher lease rates. In addition, our railcar fleet in India grew in 2018, and we expect additional revenue from new investments in 2018 and 2019.

•
We believe Portfolio Management's segment profit in 2019 will be higher than 2018. Strong operating results at the RRPF affiliates are expected to continue. In addition, we anticipate higher income from our marine operations.

•
We expect ASC’s segment profit in 2019 to be slightly higher than 2018. We anticipate higher revenue, resulting from higher volume and increased freight rates, partially offset by higher operating and maintenance expenses.

Segment Operations

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the profitability of each segment. Segment profit includes all revenues, expenses, pre-tax earnings from affiliates, and net gains on asset dispositions that are directly attributable to each segment. We allocate interest expense to the segments based on what we believe to be the appropriate risk-adjusted borrowing costs for each segment. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments. These amounts are included in Other.

RAIL NORTH AMERICA

Segment Summary

The operating environment for Rail North America improved in 2018, as lease rates improved, railroad car loadings increased, and railroad velocity decreased relative to 2017. Capitalizing on the improved railcar leasing environment, Rail North America realized higher fleet utilization, a higher renewal success rate, and higher lease renewal rates than originally expected. However, despite broad increases in lease rates in 2018, revenue was still pressured as expiring lease rates increased in 2018 relative to the prior year. At December 31, 2018, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 105,500 cars. Fleet utilization, excluding boxcars, was 99.4% at the end of 2018, compared to 98.2% at the end of 2017, and 98.9% at the end of 2016. Fleet utilization for approximately 16,200 boxcars was 94.2% at the end of 2018 compared to 92.6% at the end of 2017, and 93.8% at the end of 2016.

During 2018, an average of approximately 102,100 railcars, excluding boxcars, were on lease, compared to 102,600 in 2017, and 103,900 in 2016. The decrease in railcars on lease in the current year is largely due to railcars that were sold or scrapped exceeding the number of new railcars added to the fleet during the year. During 2018, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was negative 9.8%, compared to negative 28.2% in 2017 and negative 20.3% in 2016. Lease terms on renewals for cars in the LPI averaged 38 months in 2018, compared to 33 months in 2017, and 32 months in 2016. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 82.9% in 2018, compared to 74.7% in 2017, and 66.7% in 2016. Railcars returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

During 2016, we recorded impairment losses of $31.2 million, including $29.8 million related specifically to certain railcars in flammable service that we believed had been permanently and negatively impacted by regulatory changes.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2018, 7,992 railcars have been ordered, of which 5,670 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc., pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. Under the terms of this agreement, ARI will deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

On November 12, 2018, we entered into an agreement to purchase a fleet of up to 3,100 railcars from ECN Capital Corporation. As of December 31, 2018, we had acquired 2,832 railcars, with the balance to be acquired in early 2019.

As of December 31, 2018, leases for approximately 17,800 tank cars and freight cars and approximately 3,100 boxcars are scheduled to expire in 2019. These amounts exclude railcars on leases expiring in 2019 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results for the years ended December 31 (in millions):

	2018	2017	2016
Revenues
Lease revenue	$873.4	$899.9	$935.1
Other revenue	68.1	77.5	83.4
Total Revenues	941.5	977.4	1,018.5

Expenses
Maintenance expense	254.7	265.0	266.5
Depreciation expense	248.5	239.4	231.8
Operating lease expense	49.6	60.7	67.6
Other operating expense	27.3	28.7	34.1
Total Expenses	580.1	593.8	600.0

Other Income (Expense)
Net gain on asset dispositions	76.3	45.2	16.6
Interest expense, net	(125.2)	(121.2)	(110.1)
Other expense	(5.2)	(5.9)	(3.6)
Share of affiliates' pre-tax income (loss)	0.6	(2.4)	0.5
Segment Profit	$307.9	$299.3	$321.9

Investment Volume	$737.4	$460.9	$495.6

The following table shows the components of Rail North America's lease revenue for the years ended December 31 (in millions):

	2018	2017	2016
Railcars	$757.8	$785.1	$815.0
Boxcars	76.8	75.7	80.6
Locomotives	38.8	39.1	39.5
Total	$873.4	$899.9	$935.1

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

Rail North America Fleet Data
The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the years ended December 31:

	2018	2017	2016
Beginning balance	103,730	104,522	106,146
Cars added	6,958	3,442	3,519
Cars scrapped	(2,211)	(2,900)	(2,479)
Cars sold	(3,005)	(1,334)	(2,664)
Ending balance	105,472	103,730	104,522
Utilization rate at year end	99.4%	98.2%	98.9%
Active railcars at year end	104,864	101,849	103,329
Average (monthly) active railcars	102,061	102,600	103,900

The following table shows fleet statistics for Rail North America boxcars for the years ended December 31:

	2018	2017	2016
Ending balance	16,220	16,398	17,706
Utilization rate at year end	94.2%	92.6%	93.8%

The following table shows fleet activity for Rail North America locomotives for the years ended December 31:

	2018	2017	2016
Beginning balance	665	660	637
Locomotives added, net of scrapped or sold	15	5	23
Ending balance	680	665	660
Utilization rate at year end	91.5%	92.5%	93.3%
Active locomotives at year end	622	615	616
Average (monthly) active locomotives	622	623	605

Segment Profit

In 2018, segment profit of $307.9 million increased 2.9% compared to $299.3 million in 2017. The increase was driven by higher asset disposition gains and lower maintenance expense, partially offset by lower lease revenue and lower lease termination fees.

In 2017, segment profit of $299.3 million decreased 7.0% compared to $321.9 million in 2016. The decrease was driven by lower lease revenue, partially offset by the absence of impairment losses recorded in 2016 for certain railcars in flammable service.

Revenues

In 2018, lease revenue decreased $26.5 million, or 2.9%, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $9.4 million, largely a result of lower lease termination fees in the current year. Other revenue in 2017 included $7.8 million as compensation for damage to returned railcars. The expenses to repair these railcars will be recognized as incurred.

In 2017, lease revenue decreased $35.2 million, or 3.8%, primarily due to lower lease rates and fewer railcars on lease. Other revenue decreased $5.9 million, largely a result of lower lease termination fees in 2017. Other revenue in 2016 included a lease termination fee of approximately $10.0 million for a penalty imposed by GATX for allowing a customer to return 200 crude oil railcars prior to the contractual end of an existing lease. The majority of these railcars were subsequently placed with other GATX customers. Other revenue in 2017 included $7.8 million of compensation for damage to returned railcars, as noted above.

Expenses

In 2018, maintenance expense decreased $10.3 million, driven by fewer repairs performed by the railroads, as well as fewer tank qualifications and lower costs from reassigning railcars to new lessees. Depreciation expense increased $9.1 million due to railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $11.1 million, resulting from the purchase of railcars previously on operating leases. Operating lease expense is expected to increase in 2019 due to the adoption of the new lease accounting standard. See "Note 2. Accounting Changes" in Part II, Item 8 of this Form 10-K for a summary of the impact of the new lease accounting standard. Other operating expense decreased $1.4 million, due to lower switching, storage, and freight costs, reflective of lower assignment activity attributable to a stronger overall lease environment.

In 2017, maintenance expense decreased $1.5 million, primarily due to lower expenses for the boxcar fleet and lower repairs performed by the railroads, offset by an increase in costs associated with cars assigned to new lessees. Depreciation expense increased $7.6 million due to new railcar investments and the purchase of railcars previously on operating leases. Operating lease expense decreased $6.9 million, resulting from the purchase of railcars previously on operating leases. Other operating expense decreased $5.4 million, due to lower switching, storage, and freight costs resulting from fewer railcars coming off lease and being moved into storage in 2017.

Other Income (Expense)

In 2018, net gain on asset dispositions increased $31.1 million, attributable to more railcars sold in the current year, as well as higher scrapping gains resulting primarily from a higher scrap price per ton. See "Note 23.Financial Data of Business Segments", Item 8 of this Form 10-K, for further details of the components of net gain on asset dispositions. The timing of disposition gains is dependent on a number of factors and will vary from year to year. Net interest expense increased $4.0 million, driven by a higher average interest rate and a higher average debt balance.

In 2017, net gain on asset dispositions increased $28.6 million, largely due to the impact of lower impairments. We recorded impairment losses of $4.6 million in 2017, compared to $31.2 million in 2016. In 2016, impairment losses included $29.8 million related specifically to certain railcars in flammable service that we believed had been permanently and negatively impacted by regulatory changes. Excluding impairment losses in each year, net gain on asset dispositions in 2017 decreased due to fewer railcars sold, offset by higher scrapping gains, resulting from more railcars scrapped and higher scrap prices. Net interest expense increased $11.1 million, due to a higher average interest rate and a higher average debt balance. Other expense in 2017 was comparable to 2016. Share of affiliates' pre-tax income was lower in 2017, driven by an impairment loss recognized with respect to our Adler investment to reflect a decline in the value of railcars in that fleet.

Investment Volume

During 2018, investment volume was $737.4 million compared to $460.9 million in 2017, and $495.6 million in 2016. We acquired 7,489 railcars in 2018, including 2,832 railcars purchased as part of the ECN Capital Corporation transaction, compared to 3,613 railcars in 2017, and 3,465 railcars in 2016.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced solid operating results in 2018. In Europe, we experienced gradual, broad improvement across the chemical, petroleum, and freight markets, and GRE achieved high utilization across all railcar types. Railcar utilization for GRE was 98.8% at the end of 2018, compared to 96.8% at the end of 2017, and 95.6% at the end of 2016. GRE's results in 2017 benefited from lower maintenance expense, primarily due to lower wheelset costs, which were higher in 2016 due to a refurbishment program to address anti-corrosion paint issues on certain wheelsets. In addition, Rail India and Rail Russia benefited from more cars on lease as they continue to expand their fleets.

In 2018, GRE recorded $9.5 million of expenses attributable to the closure of a railcar maintenance facility in Germany.

Rail India continued to focus on investment opportunities and diversification of its fleet, as well as developing relationships with customers, suppliers and the Indian Railways. In 2018, Rail India added 1,001 railcars, compared to 275 in 2017 and zero in 2016. Rail India expects continued fleet growth and diversification in 2019.

Rail Russia focused on managing its fleet and developing relationships with new customers. In 2018, Rail Russia added 184 railcars, compared to zero in 2017 and 20 railcars in 2016. Rail Russia plans to evaluate the economic environment for potential expansion of both its fleet and customer base in 2019.

The following table shows Rail International's segment results for the years ended December 31 (in millions):

	2018	2017	2016
Revenues
Lease revenue	$209.3	$190.3	$182.0
Other revenue	8.2	6.8	7.0
Total Revenues	217.5	197.1	189.0

Expenses
Maintenance expense	44.5	41.1	47.2
Depreciation expense	55.5	48.9	45.5
Other operating expense	5.8	4.7	5.3
Total Expenses	105.8	94.7	98.0

Other Income (Expense)
Net (loss) gain on asset dispositions	(0.2)	3.1	1.1
Interest expense, net	(35.9)	(33.4)	(29.7)
Other (expense) income	(7.0)	(3.2)	0.8
Share of affiliates' pre-tax loss	—	(0.1)	(0.2)
Segment Profit	$68.6	$68.8	$63.0

Investment Volume	$152.7	$90.9	$87.1

The following table shows fleet activity for GRE railcars for the years ended December 31:

	2018	2017	2016
Beginning balance	23,166	23,122	22,923
Cars added	847	871	879
Cars scrapped or sold	(601)	(827)	(680)
Ending balance	23,412	23,166	23,122
Utilization rate at year end	98.8%	96.8%	95.6%
Active railcars at year end	23,124	22,422	22,108
Average (monthly) active railcars	22,619	22,137	21,869

\

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In 2018, a stronger euro positively impacted lease revenue by approximately $8.4 million and segment profit, excluding other income (expense), by approximately $4.3 million compared to 2017. In 2017, fluctuations in the value of the euro positively impacted lease revenue by approximately $4.5 million and segment profit, excluding other income (expense), by approximately $2.5 million compared to 2016.

Segment Profit

In 2018, segment profit of $68.6 million decreased 0.3% compared to $68.8 million in 2017. Segment profit included expenses of approximately $9.5 million attributable to the closure of a railcar maintenance facility in Germany. Excluding these costs, results for Rail International were $9.3 million higher than 2017, primarily due to more railcars on lease and the positive impact of foreign exchange rates.

In 2017, segment profit of $68.8 million increased 9.2% compared to $63.0 million in 2016. The increase was largely due to higher lease revenue and lower maintenance expense, as well as the positive impact of foreign exchange rates.

Revenues

In 2018, lease revenue increased $19.0 million, or 10.0%, due to more railcars on lease and the impact of foreign exchange rates. Other revenue increased $1.4 million, driven by higher repair revenue.

In 2017, lease revenue increased $8.3 million, or 4.6%, due to more cars on lease, as well as the impact of foreign exchange rates. Other revenue was comparable to the prior year.

Expenses

In 2018, maintenance expense increased $3.4 million, primarily due to higher wheelset costs and the impact of foreign exchange rates, partially offset by lower regulatory compliance costs. Depreciation expense increased $6.6 million, driven by the impact of new railcars added to the fleet, as well as the impact of foreign exchange rates.

In 2017, maintenance expense decreased $6.1 million, primarily due to lower wheelset costs and reimbursements received in 2017 from manufacturers, partially offset by the impact of foreign exchange rates. Wheelset costs at GRE were were higher in 2016 due to a refurbishment program to address anti-corrosion paint issues on certain wheelsets. In 2017, GRE received reimbursements from manufacturers for a portion of the previously incurred refurbishment costs. Other operating expense was comparable to prior year.

Other Income (Expense)

In 2018, net gain on asset dispositions decreased $3.3 million, attributable to the impairment recorded for the maintenance facility in Germany. Net interest expense increased $2.5 million, due to a higher average debt balance and a higher average interest rate. Other expense increased $3.8 million, driven by the railcar maintenance facility closure costs and higher legal expenses, partially offset by the favorable impact of changes in foreign exchange rates on non-functional currency items and derivatives.

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

Investment Volume

Investment volume was $152.7 million in 2018, $90.9 million in 2017, and $87.1 million in 2016. During 2018, we acquired approximately 847 railcars at GRE (including 316 assembled at the Ostroda, Poland facility), 1,001 rail cars at Rail India, and 184 railcars at Rail Russia, compared to 871 railcars at GRE (including 272 assembled at the Ostroda, Poland facility) and 275 railcars at Rail India in 2017, and 879 railcars at GRE (including 357 assembled at the Ostroda, Poland facility) and 20 in Rail Russia 2016.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is primarily attributable to income from the RRPF affiliates, a group of seventeen 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $60.5 million for 2018, $57.3 million for 2017, and $51.8 million for 2016. Portfolio Management invested $14.1 million in the RRPF affiliates in 2018, compared to $36.6 million in 2017 and $25.0 million in 2016. Dividend distributions from the RRPF affiliates totaled $35.2 million in 2018, compared to $30.2 million in 2017 and $35.2 million in 2016. The RRPF affiliates owned 452 aircraft spare engines with a net book value of approximately $4,435.6 million at the end of 2018 compared to 432 aircraft spare engines with a net book value of approximately $3,764.5 million at the end of 2017 and 407 aircraft spare engines with a net book value of $3,291.9 million at the end of 2016.

As we have disclosed previously, we made the decision to exit the majority of our marine investments, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we recorded impairment losses on certain of the assets, including $6.7 million in 2016. As of December 31, 2017, we had completed all planned sales of the marine assets, including our 50% interest in the Cardinal Marine joint venture. We received proceeds of $46.8 million and $59.9 million in 2017 and 2016. These sales resulted in net gains of $1.8 million in 2017 and $4.2 million in 2016.

Portfolio Management continues to own other marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Norgas Vessels"). The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

In 2016, we also realized residual sharing income of $82.8 million. Income of $49.1 million was recorded as a result of the settlement of a prior year residual sharing dispute. This transaction originated in 2001 and was related to a residual value guarantee we provided on certain rail assets in the U.K. Receipt of the settlement fee concludes our participation in this transaction. Additionally, a customer sold its interest in two leased power plant facilities and, as manager of the leases, we received residual sharing fees of $30.1 million.

Portfolio Management's total asset base was $606.8 million at December 31, 2018, compared to $582.8 million at December 31, 2017, and $593.5 million at December 31, 2016.

The following table shows Portfolio Management’s segment results for the years ended December 31 (in millions):

	2018	2017	2016
Revenues
Lease revenue	$1.0	$3.8	$5.8
Marine operating revenue	14.3	25.0	49.3
Other revenue	0.8	1.1	1.5
Total Revenues	16.1	29.9	56.6

Expenses
Marine operating expense	16.8	24.8	32.8
Depreciation expense	7.3	7.0	7.0
Other operating expense	—	1.0	4.4
Total Expenses	24.1	32.8	44.2

Other Income (Expense)
Net (loss) gain on asset dispositions	(3.4)	7.7	80.3
Interest expense, net	(10.4)	(9.2)	(8.6)
Other income	—	2.3	—
Share of affiliates' pre-tax income	60.5	58.4	52.8
Segment Profit	$38.7	$56.3	$136.9

Investment Volume	$14.1	$36.6	$25.0

The following table sets forth the approximate net book value of Portfolio Management’s assets as of December 31 (in millions):

	Investment in RRPF Affiliates	Owned Assets	Managed Assets (1)
2018	$464.3	$142.5	$32.3
2017	434.2	148.6	41.6
2016	375.3	218.2	51.8
_________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data
The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the years ended December 31:

	2018	2017	2016
Beginning balance	432	407	436
Engine acquisitions	48	35	25
Engine dispositions	(28)	(10)	(54)
Ending balance	452	432	407
Utilization rate at December 31	96.9%	94.7%	94.6%

Comparison of Reported Results

Comparisons of reported results for each year are impacted by the sale of marine investments.

Segment Profit

In 2018, segment profit was $38.7 million compared to $56.3 million in 2017. Segment profit for 2017 included net gains of approximately $1.8 million associated with the planned exit of marine investments. Excluding this item, results for the Portfolio Management segment were $15.8 million lower in 2018 compared to 2017, primarily due to the absence of operating income from the marine assets sold during 2017, lower residual sharing fees from the managed portfolio, and a lower contribution from the Norgas Vessels. The difficult market fundamentals experienced in 2017 for the Norgas Vessels continued in 2018, marked by substantially lower shipping rates that negatively impacted revenue due to decreased demand and the excess supply provided by new vessels that have entered the market. The decreases were partially offset by higher RRPF affiliate income.

In 2017, segment profit was $56.3 million compared to $136.9 million in 2016. Segment profit included net gains of approximately $1.8 million in 2017 and net losses of approximately $1.5 million in 2016 associated with the planned exit of marine investments. In addition, segment profit in 2016 included $49.1 million of income from the settlement of a prior year residual sharing dispute. Excluding these items, results for the Portfolio Management segment were $34.8 million lower in 2017, primarily due to lower residual sharing fees from the managed portfolio and lower aggregate marine operating results. These decreases were partially offset by higher RRPF affiliate income.

Revenues

In 2018, lease revenue decreased $2.8 million, primarily due to the impact of the sales of assets in 2017. Marine operating revenue decreased $10.7 million, largely due to lower revenue from the Norgas Vessels and the absence of revenue from the marine assets that were sold in 2017. The revenue from the Norgas Vessels declined due to continued pressure on charter rates and lower utilization, resulting from weak demand and oversupply of vessels in the market.

In 2017, lease revenue decreased $2.0 million, primarily due to the impact of the sales of leased assets in 2016. Marine operating revenue decreased $24.3 million, largely due to lower revenue from the Norgas Vessels resulting from substantially lower shipping rates, as well as the absence of revenue from the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017.

Expenses

In 2018, marine operating expense decreased $8.0 million, primarily due to the absence of the marine assets that were sold in 2017, as well as lower expenses from the Norgas vessels, which included higher drydocking costs in the prior year.

In 2017, marine operating expense decreased $8.0 million, primarily due to the absence of the Nordic Vessels and other inland marine assets that were sold in 2016 and 2017, partially offset by higher expenses for the Norgas Vessels. Depreciation expense was comparable to 2016. Other operating expense was $3.4 million lower, due to a loss accrual recorded in 2016 in connection with one investment.

Other Income (Expense)

In 2018, net gain on asset dispositions decreased $11.1 million. Net gains of approximately $1.8 million were recorded in 2017 associated with the planned exit of marine investments. Excluding this item, net gain on asset dispositions decreased $9.3 million due to lower residual sharing fees from the managed portfolio, as well as well as higher impairment losses for certain inland marine supply vessels.

In 2017, net gain on asset dispositions decreased $72.6 million. Net gains of approximately $1.8 million were recorded in 2017 associated with the planned exit of marine investments, compared to net losses of approximately $2.5 million recorded in 2016. In addition, income of $49.1 million was recorded in 2016 from the settlement of a prior year residual sharing dispute. Excluding these items, net gain on asset dispositions decreased $27.8 million primarily due to lower residual sharing fees from the managed portfolio in 2017. Net interest expense increased $0.6 million, primarily due to a higher average interest rate.

In 2018, income from our share of affiliates' earnings increased $2.1 million, primarily from earnings at the RRPF affiliates due to higher operating income, driven by engines added to the fleet in 2018, partially offset by lower net disposition gains on engines sold.

In 2017, income from our share of affiliates' earnings increased $5.6 million, primarily from earnings at the RRPF affiliates due to higher operating results driven by engines added to the fleet in 2017.

Investment Volume

Investment volume of $14.1 million in 2018, $36.6 million in 2017, and $25.0 million in 2016 consisted primarily of investments in the RRPF affiliates.

ASC

Segment Summary

ASC generated strong operating results in 2018, driven by increased operational efficiency, favorable operating conditions, and strong demand. ASC deployed 11 vessels, carrying 26.2 million net tons of freight in 2018 compared to 12 vessels carrying 27.8 million net tons in 2017 and 11 vessels carrying 25.4 million net tons in 2016.

During 2017, ASC sold three of its vessels for total proceeds of $8.3 million, resulting in a net loss of $1.8 million. In addition, ASC returned two leased vessels.

The following table shows ASC’s segment results for the years ended December 31 (in millions):

	2018	2017	2016
Revenues
Lease revenue	$4.1	$4.1	$4.2
Marine operating revenue	181.7	168.4	150.0
Total Revenues	185.8	172.5	154.2

Expenses
Maintenance expense	22.6	22.2	18.6
Marine operating expense	114.1	106.2	96.7
Depreciation expense	10.6	12.0	12.9
Operating lease expense	—	1.8	6.0
Total Expenses	147.3	142.2	134.2

Other Income (Expense)
Net gain (loss) on asset dispositions	0.1	(1.9)	—
Interest expense, net	(5.7)	(5.2)	(4.5)
Other income (expense)	0.1	1.3	(5.4)
Segment Profit	$33.0	$24.5	$10.1

Investment Volume	$15.8	$14.0	$9.1
Total Net Tons Carried	26.2	27.8	25.4

Segment Profit

In 2018, segment profit was $33.0 million, compared to $24.5 million in 2017. In 2018, higher rates, favorable operating conditions, and efficient fleet performance more than offset lower volume.

In 2017, segment profit was $24.5 million, compared to $10.1 million in 2016. The increase in segment profit was primarily due to higher volume and a favorable commodity mix, as well as the absence of $5.0 million of expenses recorded in 2016 related to an accrual for asbestos-related litigation and costs associated with the scheduled return of a leased vessel.

Revenues

In 2018, marine operating revenue increased $13.3 million, or 7.9%, primarily due to higher rates and late 2017 sailing season surcharges realized in 2018. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance. The terms of our contracts provide that a substantial portion of fuel costs are passed on to customers.

In 2017, marine operating revenue increased $18.4 million, or 12.3%, resulting from higher volume, higher freight rates and a favorable mix of commodities shipped. Higher fuel revenue, which is offset in marine operating expense, also contributed to the variance.

Expenses

In 2018, maintenance expense was comparable to prior year. Marine operating expense increased $7.9 million, largely driven by higher fuel costs, partially offset by fewer operating days.

In 2017, maintenance expense increased $3.6 million, driven by more winter work and higher operating repairs. Marine operating expense increased $9.5 million, a result of the impact of an additional vessel in operation and more overall operating days, as well as higher fuel costs.

Operating lease expense in 2017 and 2016 included rent for the lease of ASC's tug-barge vessel that was returned at the beginning of 2017 and rent for a vessel that was returned in December 2017.

Other Income (Expense)

In 2018, other income (expense) was unfavorable by $1.2 million, driven by expenses recorded in 2018 related to an accrual for asbestos-related litigation.

In 2017, other income (expense) improved by $6.7 million, due to the absence of $5.0 million of expenses recorded in 2016 related to an accrual for asbestos-related litigation and costs associated with the scheduled return of a leased vessel in 2017.

Investment Volume

ASC's investments in each of 2018, 2017, and 2016 consisted of structural and mechanical upgrades to our vessels.

OTHER
Other comprises selling, general and administrative expenses (“SG&A”), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other for the years ended December 31 (in millions):

	2018	2017	2016
Selling, general and administrative expense	$191.1	$180.0	$169.0
Unallocated interest (income) expense	(8.6)	(8.5)	(4.8)
Other expense (income), including eliminations	9.5	7.1	9.2

SG&A, Unallocated Interest and Other

During 2017, we exercised our option to terminate the office lease at our corporate headquarters early. As a result, accelerated depreciation on leasehold improvements was recorded in SG&A, and lease termination costs were recorded in other expense (income). Amounts reported in other expense (income) for 2016 also reflected costs associated with a voluntary early retirement program, including a pension settlement accounting adjustment of $6.1 million attributable to lump sum payments elected by eligible retirees.

In 2018, SG&A of $191.1 million increased $11.1 million from 2017. The increase was primarily due to higher employee compensation expenses and higher information technology expense. SG&A was also negatively impacted by a full year of accelerated depreciation of leasehold improvements resulting from the early lease termination of the office lease.

In 2017, SG&A of $180.0 million increased $11.0 million from 2016. The increase was due to the impact of the accelerated depreciation expense adjustment noted above, as well as higher compensation and employee benefits costs.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

In 2018, other expense (income), including eliminations increased $2.4 million, driven by provisions recorded for environmental reserves and litigation accruals, as well as incremental pension expense associated with certain lump sum distributions in 2018, partially offset by the absence of costs recorded in 2017 associated with the early termination of the office lease.

In 2017, other expense (income), including eliminations decreased $2.1 million, attributable to lower non-service costs related to pension expense, including the absence of the pension settlement accounting adjustment recorded in 2016, and the absence of an environmental remediation accrual recorded in 2016 related to properties sold in prior years. These positive drivers were offset by an increase to a litigation accrual recorded in 2017 and the early lease termination costs noted above.

Consolidated Income Taxes

In 2017, the Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. federal income tax laws. The Tax Act had a significant impact on our earnings in 2017, as we recorded a one-time net tax benefit of $315.9 million, which represented our provisional estimate of the impact of the Tax Act. This amount included a net benefit of $371.4 million associated with the remeasurement of our net deferred tax liability utilizing the lower U.S. federal income tax rate. The Tax Act also imposed a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. Additional guidance was issued by the Internal Revenue Service, the U.S. Department of the Treasury, and state taxing authorities during 2018 and, as a result, we recorded an adjustment to our provisional estimates. Specifically, in the fourth quarter of 2018, we recorded an additional net tax benefit of $16.5 million based on this clarifying guidance, the filing of our 2017 income tax returns, and the final determination of our foreign undistributed earnings and associated tax attributes. We do not expect to record any future material adjustments associated with the Tax Act. As part of the Tax Act, the U.S. corporation income tax rate was reduced to 21% from 35%, and this reduction favorably impacted our consolidated effective tax rate, net income, and diluted earnings per share; however, the Tax Act has not had a material impact on our cash flows. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

BALANCE SHEET DISCUSSION

Assets

Total assets (including on- and off-balance sheet) were $8.0 billion at December 31, 2018, compared to $7.9 billion at December 31, 2017. The increase was primarily driven by an increase in operating assets at Rail North America and Rail International, as well as additional investment in the RRPF affiliates, partially offset by a decrease in cash and cash equivalents at Corporate. In addition to the assets we recorded on our balance sheet, we utilized off-balance sheet assets, primarily railcars, which we leased pursuant to operating lease agreements. The off-balance sheet assets represent the estimated present value of our committed future operating lease payments for certain railcars that have been financed through sale-leasebacks. See “Non-GAAP Financial Measures” at the end of this item.

The following table shows on- and off-balance sheet assets by segment as of December 31 (in millions):

	2018			2017
	On-Balance Sheet	Off-Balance Sheet	Total	On-Balance Sheet	Off-Balance Sheet	Total
Rail North America	$5,236.6	$430.2	$5,666.8	$4,915.0	$435.7	$5,350.7
Rail International	1,363.2	—	1,363.2	1,332.9	—	1,332.9
Portfolio Management	606.8	—	606.8	582.8	—	582.8
ASC	297.8	—	297.8	286.7	—	286.7
Other	112.3	—	112.3	305.0	—	305.0
Total	$7,616.7	$430.2	$8,046.9	$7,422.4	$435.7	$7,858.1

Gross Receivables

Receivables of $213.4 million at December 31, 2018 decreased $6.1 million from December 31, 2017, primarily due to the timing of payments by customers.

Allowance for Losses

As of December 31, 2018, allowance for losses totaled $6.4 million, or 7.3% of rent and other receivables, compared to $6.4 million, or 7.7%, at December 31, 2017, both balances related entirely to general allowances.

See "Note 17. Allowance for Losses" in Part II, Item 8 of this Form 10-K.

Operating Assets and Facilities

Net operating assets and facilities increased $357.4 million from 2017. The increase was primarily due to investments of $904.1 million and the acquisition of railcars previously on operating leases of $66.5 million, offset by depreciation of $326.9 million, asset dispositions of $238.7 million (including the impact of sale leasebacks), and negative foreign exchange rate effects of $65.4 million.

Investments in Affiliated Companies

Investments in affiliated companies increased $23.5 million in 2018 (see table below). The increase was driven by our share of earnings from RRPF and an investment of $14.1 million in an RRPF affiliate to fund the purchase of additional aircraft spare engines, partially offset by distributions from RRPF. In addition, all of Adler's railcar assets have been sold, and the partnership is in the process of winding down remaining activities.

The following table shows our investments in affiliated companies by segment as of December 31 (in millions):

	2018	2017
Rail North America	$0.2	$6.8
Portfolio Management	464.3	434.2
Total	$464.5	$441.0

See "Note 6. Investments in Affiliated Companies" in Part II, Item 8 of this Form 10-K.

Goodwill

In 2018 and 2017, changes in the balance of our goodwill, all of which are attributable to the Rail North America and Rail International segments, resulted from fluctuations in foreign currency exchange rates. We tested our goodwill for impairment in the fourth quarter of 2018, and no impairment was indicated.

See "Note 16. Goodwill" in Part II, Item 8 of this Form 10-K.

Debt

Total debt increased $163.3 million from the prior year. Issuances of long-term debt of $700.0 million were offset by maturities and principal payments of $634.0 million and the effects of foreign exchange on foreign debt balances.

The following table shows the details of our long-term debt issuances in 2018 ($ in millions):

Type of Debt	Term	Interest Rate	Principal Amount
Recourse Unsecured	10.5 Years	4.55% Fixed	$300.0
Recourse Unsecured	5.3 Years	4.35% Fixed	300.0
Recourse Unsecured	3.0 Years	3.30% Floating (1)	100.0
			$700.0
________

(1)	Floating interest rate at December 31, 2018.

As of December 31, 2018, our outstanding debt had a weighted average remaining term of 8.9 years and a weighted average interest rate of 4.01%, compared to 9.2 years and 3.96% at December 31, 2017.

The following table shows the carrying value of our debt obligations by major component, including off-balance sheet debt, as of December 31 (in millions):

	2018			2017
	Secured	Unsecured	Total	Total
Commercial paper and borrowings under bank credit facilities	$—	$110.8	$110.8	$4.3
Recourse debt	—	4,429.7	4,429.7	4,371.7
Capital lease obligations	11.3	—	11.3	12.5
Balance sheet debt	11.3	4,540.5	4,551.8	4,388.5
Recourse off-balance sheet debt (1)	430.2	—	430.2	435.7
Total	$441.5	$4,540.5	$4,982.0	$4,824.2
________
(1) Off-balance sheet debt represents the estimated present value of committed operating lease payments for certain railcars that have been financed through sale-leasebacks and is equal to the amount reported as off-balance sheet assets. See “Non-GAAP Financial Measures” at the end of this item.

See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Equity

Total equity decreased $4.6 million in 2018, primarily due to stock repurchases of $115.5 million, including commissions, dividends of $69.0 million, $47.5 million of foreign currency translation adjustments due to the balance sheet effects of a stronger U.S. dollar and $4.2 million from the impact of adoption of new accounting standards as of January 1, 2018. These decreases were offset by net income of $211.3 million, $8.4 million from the effects of share-based compensation, $7.4 million from the effects of post-retirement benefit plan adjustments and $4.5 million of net unrealized gains on derivatives.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of December 31, 2018, we had an unrestricted cash balance of $100.2 million.

The following table shows our principal sources and uses of cash for the years ended December 31 (in millions):

	2018	2017	2016
Principal sources of cash
Net cash provided by operating activities	$508.5	$496.8	$629.4
Portfolio proceeds	234.4	165.6	223.7
Other asset sales	37.3	30.3	23.0
Proceeds from sale-leasebacks	59.1	90.6	82.5
Proceeds from issuance of debt, commercial paper, and credit facilities	800.2	792.6	859.4
Total	$1,639.5	$1,575.9	$1,818.0

Principal uses of cash
Portfolio investments and capital additions	$(943.4)	$(603.4)	$(620.7)
Repayments of debt, commercial paper, and credit facilities	(632.8)	(703.3)	(803.6)
Purchases of leased-in assets	(66.6)	(111.8)	(117.1)
Payments on capital lease obligations	(1.2)	(2.4)	(3.6)
Stock repurchases	(115.5)	(100.0)	(120.1)
Dividends	(69.3)	(68.2)	(67.4)
Total	$(1,828.8)	$(1,589.1)	$(1,732.5)

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $508.5 million increased $11.7 million compared to 2017. This increase was driven by lower operating lease payments and maintenance expenses, higher affiliate dividends, as well as the positive impact of changes in foreign exchange rates, partially offset by lower lease revenue, lower fee income, and higher interest payments.

Portfolio Investments and Capital Additions

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $943.4 million increased $340.0 million compared to 2017, primarily due to more railcars acquired at Rail North America, including $204.2 million for the purchase of 2,832 railcars from ECN Capital Corporation, as well as more railcars acquired at Rail International, partially offset by lower investments at the RRPF affiliates at Portfolio Management. The timing of investments depends on purchase commitments, transaction opportunities, and market conditions.

The following table shows portfolio investments and capital additions by segment for the years ended December 31 (in millions):

	2018	2017	2016
Rail North America	$737.4	$460.9	$495.6
Rail International	152.7	90.9	87.1
Portfolio Management	14.1	36.6	25.0
ASC	15.8	14.0	9.1
Other	23.4	1.0	3.9
Total	$943.4	$603.4	$620.7

Portfolio Proceeds

Portfolio proceeds primarily consist of proceeds from sales of operating assets, loan and finance lease receipts, proceeds from sales of securities, and capital distributions from affiliates. Portfolio proceeds of $234.4 million increased $68.8 million compared to 2017, primarily due to higher asset dispositions at Rail North America, partially offset by lower asset dispositions at Portfolio Management. Portfolio proceeds included $46.8 million in 2017 and $58.8 million in 2016 from the sales of marine investments as part of our decision to exit the majority of the marine assets at our Portfolio Management segment.

The following table shows portfolio proceeds for the years ended December 31 (in millions):

	2018	2017	2016
Proceeds from sales of operating assets	$217.3	$145.9	$201.8
Finance lease rents received, net of earned income	9.7	11.3	11.0
Loan principal received	—	5.4	1.2
Capital distributions and proceeds related to affiliates	6.3	3.0	2.5
Proceeds from sales of securities	—	—	6.1
Other portfolio proceeds	1.1	—	1.1
Total	$234.4	$165.6	$223.7

Other Investing Activity

Rail North America acquired 2,177 railcars in 2018, 3,970 railcars in 2017, and 3,328 railcars in 2016 that were previously on operating leases. Proceeds from sales of other assets for all periods were primarily related to railcar scrapping. Rail North America completed sale-leaseback financings for 467 railcars in 2018, 699 railcars in 2017, and 574 railcars in 2016.

The following table shows other investing activity for the years ended December 31 (in millions):

	2018	2017	2016
Purchases of leased-in assets	$(66.6)	$(111.8)	$(117.1)
Proceeds from sales of other assets	37.3	30.3	23.0
Proceeds from sale-leasebacks	59.1	90.6	82.5
Other	3.1	0.4	2.3
Total	$32.9	$9.5	$(9.3)

Net Cash provided by (used in) Financing Activities

The following table shows net cash used in financing activities for the years ended December 31 (in millions):

	2018	2017	2016
Net proceeds from issuances of debt (original maturities longer than 90 days)	$693.7	$792.6	$859.4
Repayments of debt (original maturities longer than 90 days)	(632.8)	(703.0)	(800.0)
Net decrease in debt with original maturities of 90 days or less	106.5	(0.3)	(3.6)
Payments on capital lease obligations	(1.2)	(2.4)	(3.6)
Stock repurchases (1)	(115.5)	(100.0)	(120.1)
Dividends	(69.3)	(68.2)	(67.4)
Other	(2.8)	(2.6)	4.8
Total	$(21.4)	$(83.9)	$(130.5)
________

(1)
During 2018, we repurchased 1.5 million shares of common stock for $115.5 million, including commissions paid, compared to 1.7 million shares for $100.0 million in 2017 and 2.7 million shares for $120.1 million in 2016.

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

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at December 31, 2018 (in millions):

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Recourse debt	$4,473.1	$250.0	$350.0	$663.1	$250.0	$250.0	$2,710.0
Interest on recourse debt (1)	1,871.1	171.8	164.0	152.1	127.8	116.6	1,138.8
Commercial paper and credit facilities	110.8	110.8	—	—	—	—	—
Capital lease obligations, including interest	11.6	11.6	—	—	—	—	—
Recourse operating leases	579.3	68.2	68.8	65.4	56.9	54.3	265.7
Purchase commitments (2)	2,231.9	622.3	452.5	377.0	385.4	394.7	—
Total	$9,277.8	$1,234.7	$1,035.3	$1,257.6	$820.1	$815.6	$4,114.5
__________

(1)	For floating rate debt, future interest payments are based on the applicable interest rate as of December 31, 2018.

(2)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity") a subsidiary of Trinity Industries. Under the terms of that agreement, we agreed to order 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, we expect that the majority of the order will be for tank cars. As of December 31, 2018, 7,992 railcars have been ordered, of which 5,670 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term.

On July 30, 2018, we entered into a multi-year railcar supply agreement with American Railcar Industries, Inc., pursuant to which we will purchase 7,650 newly built railcars. The order encompasses a mix of tank and freight cars that are to be delivered over a five-year period, beginning in April 2019. Under the terms of this agreement, ARI will deliver 450 railcars in 2019, with the remaining 7,200 to be delivered ratably over the four-year period of 2020 to 2023. The agreement also includes an option to order up to an additional 4,400 railcars subject to certain restrictions.

On November 12, 2018, we entered into an agreement to purchase a fleet of up to 3,100 railcars from ECN Capital Corporation. As of December 31, 2018, we had acquired 2,832 railcars, with the balance to be acquired in early 2019.

The following table shows our future contractual cash receipts arising from finance leases and future rental receipts from noncancelable operating leases as of December 31, 2018 (in millions):

	Contractual Cash Receipts by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Finance leases	$119.5	$20.9	$28.9	$15.0	$25.4	$7.3	$22.0
Operating leases	3,242.3	935.1	732.1	548.1	383.1	277.5	366.4
Total	$3,361.8	$956.0	$761.0	$563.1	$408.5	$284.8	$388.4

Our aggregate future contractual cash receipts at December 31, 2018 decreased $324.3 million compared to 2017, primarily as a result of lease receipts in 2018 and lower rates and shortened lease terms for new leases and renewals completed during 2017, partially offset by the impact of the new railcars added to the fleet as part of the ECN Capital Corporation transaction.

2019 Liquidity Outlook

In addition to our contractual obligations, expenditures in 2019 may also include the purchase of railcars that are currently leased and other discretionary capital spending for opportunistic asset purchases or strategic investments. We plan to fund these expenditures in 2019 using available cash at December 31, 2018 in combination with cash from operations, portfolio proceeds, long-term debt issuances, and our revolving credit facilities.

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

The following table shows additional information regarding our short-term borrowings:

	North America (1)			Europe (2)
	2018	2017	2016	2018	2017	2016
Balance as of December 31 (in millions)	$100.0	$—	$—	$10.8	$4.3	$3.8
Weighted average interest rate	3.0%	—%	—%	0.6%	1.0%	1.0%
Euro/Dollar exchange rate	n/a	n/a	n/a	1.15	1.20	1.05

Average daily amount outstanding during year (in millions)	$3.3	$—	$0.5	$3.8	$9.2	$13.2
Weighted average interest rate	3.0%	—%	0.7%	0.9%	0.7%	0.6%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.18	1.13	1.11

Average daily amount outstanding during 4th quarter (in millions)	$13.0	$—	$—	$4.2	$12.0	$5.9
Weighted average interest rate	3.0%	—%	—%	0.8%	0.6%	0.8%
Average Euro/Dollar exchange rate	n/a	n/a	n/a	1.14	1.18	1.08

Maximum daily amount outstanding (in millions)	$100.0	$—	$20.0	$84.8	$78.2	$31.2
Euro/Dollar exchange rate	n/a	n/a	n/a	1.13	1.18	1.11
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the U.S.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, five-year unsecured revolving credit facility in the U.S. that matures in May 2023. As of December 31, 2018, available capacity is $500 million, reflecting $100 million of outstanding commercial paper, which is backed by the facility. Additionally, we have a $250 million five-year secured railcar facility in the U.S. with a three-year revolving period that matures in May 2022. As of December 31, 2018, the full $250 million was available under this facility.

Restrictive Covenants

Our credit facility and certain other debt agreements contain various restrictive covenants. See "Note 7. Debt" in Part II, Item 8 of this Form 10-K.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of December 31, 2018, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

Shelf Registration Statement

During 2016, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

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

The following table shows our commercial commitments at December 31, 2018 (in millions):

	Amount of Commitment Expiration by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Lease payment guarantees	$2.0	$2.0	$—	$—	$—	$—	$—
Standby letters of credit and performance bonds	9.5	9.5	—	—	—	—	—
Total	$11.5	$11.5	$—	$—	$—	$—	$—

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

Defined Benefit Plan Contributions

In 2018, we contributed $9.1 million to our defined benefit pension plans and other post-retirement benefit plans. In 2019, we expect to contribute approximately $5.7 million. As of December 31, 2018, our funded pension plans were 97.4% funded in aggregate. Additional contributions will depend primarily on plan asset investment returns and actuarial experience, and subject to the impact of these factors, we may make additional material plan contributions.

Separately, the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. We contributed $8.1 million to these plans in 2018 and recognized that amount as marine operating expense. We expect our 2019 contributions to approximate 2018 amounts, but our contributions will ultimately depend on the number of vessels deployed and crew hours worked during the year. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information on our benefit plans.

GATX Common Stock Repurchases

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. This authorization replaced the prior program approved in 2018. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors. During 2018, we repurchased 1.5 million shares for $115.4 million, excluding commissions, under the program, compared to 1.7 million shares for $100.0 million in 2017 and 2.7 million shares for $120.0 million in 2016. As of December 31, 2018, $134.6 million remained available under the repurchase authorizations in place at that date.

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

Operating Assets

We state operating assets, including assets acquired under capital leases, at cost and depreciate them over their estimated economic useful lives to an estimated residual value using the straight-line method. We determine the economic useful life based on our estimate of the period over which the asset will generate revenue. For the majority of our operating assets, the economic useful life is greater than 30 years. The residual values are based on historical experience and economic factors. We periodically review the appropriateness of our estimates of useful lives and residual values based on changes in economic circumstances and other factors. Changes in these estimates would result in a change in future depreciation expense.

Lease Classification

We analyze all new and modified leases to determine whether we should classify the lease as an operating or capital lease. Our lease classification analysis relies on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life. While most of our leases are classified as operating leases, changes in the assumptions we use could result in a different lease classification, which could change the impacts of the lease transactions on our results of operations and financial position. See "Note 5. Leases" in Part II, Item 8 of this Form 10-K.

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

Pension and Post-Retirement Benefits Assumptions

We use actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs. The discount rate and the expected return on plan assets are two assumptions that influence the plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends, and the rate of compensation increases.

We use a discount rate to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The discount rate is based on yields for high-quality, long-term bonds with durations similar to the projected benefit obligation. We base the expected long-term rate of return on plan assets on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We evaluate these assumptions annually and make adjustments as required in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan obligations. See "Note 10. Pension and Other Post-Retirement Benefits" in Part II, Item 8 of this Form 10-K for additional information regarding these assumptions.

Share-Based Compensation

We grant equity awards to certain employees and non-employee directors in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, and phantom stock. We recognize compensation expense for our equity awards over the applicable service period for each award, based on the award’s grant date fair value. We use the Black-Scholes options valuation model to calculate the grant date fair value of stock options and stock appreciation rights. This model requires us to make certain assumptions that affect the amount of compensation expense we will record. The assumptions we use in the model include the expected stock price volatility (based on the historical volatility of our stock price), the risk-free interest rate (based on the treasury yield curve), the expected life of the equity award (based on historical exercise patterns and post-vesting termination behavior), and the dividend equivalents we expect to pay during the estimated life of the equity award since our stock options and stock appreciation rights are dividend participating. We base the fair value of other equity awards on our stock price on the grant date. We recognize forfeitures when they occur. See "Note 11. Share-Based Compensation" in Part II, Item 8 of this Form 10-K.

Income Taxes

Our operations are subject to taxes in the United States, various states, and foreign countries, and as a result, we may be subject to audit in all of these jurisdictions. Tax audits may involve complex issues and disagreements with taxing authorities that could require several years to resolve. GAAP requires that we presume the relevant tax authority will examine uncertain income tax positions. We must determine whether, based on the technical merits of our position, it is more likely than not that our uncertain income tax positions will be sustained by taxing authorities upon examination, which may include related appeals or litigation processes. We must then evaluate income tax positions that meet the "more likely than not" recognition threshold to determine the probable amount of benefit we would recognize in the financial statements. Establishing accruals for uncertain tax benefits requires us to make estimates and assessments with respect to the ultimate outcome of tax audit issues for amounts recorded in the financial statements. The ultimate resolution of uncertain tax benefits may differ from our estimates, potentially impacting our financial position, results of operations, or cash flows.

We evaluate the need for a deferred tax asset valuation allowance by assessing the likelihood that we will realize tax assets, including net operating loss and tax credit carryforward benefits. Our assessment of whether a valuation allowance is required involves judgment, including forecasting future taxable income and evaluating tax planning initiatives, if applicable.

We expect to continue to reinvest foreign earnings outside the United States indefinitely. If future earnings are repatriated to the United States, or if we expect such earnings to be repatriated, a provision for additional taxes may be required. Under provisions of the Tax Act, the territorial tax system will generally exempt such repatriated earnings from further United States income taxation, however, incremental income taxes may occur from withholding taxes, foreign exchange gains, or other taxable gains recognized in connection with tax basis differences in our foreign investments. The ultimate tax cost of repatriating such earnings will depend on tax laws in effect and other circumstances at that time. See "Note 12. Income Taxes" in Part II, Item 8 of this Form 10-K for additional information on income taxes.

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

The following table shows total assets as of December 31 (in millions):

	2018	2017	2016	2015	2014
Total assets (GAAP)	$7,616.7	$7,422.4	$7,105.4	$6,894.2	$6,919.9
Off-balance sheet assets:
Rail North America	430.2	435.7	456.5	488.7	606.1
ASC	—	—	2.6	6.8	11.7
Total off-balance sheet assets	$430.2	$435.7	$459.1	$495.5	$617.8

Total assets, as adjusted (non-GAAP)	$8,046.9	$7,858.1	$7,564.5	$7,389.7	$7,537.7

Shareholders’ Equity (GAAP)	$1,788.1	$1,792.7	$1,347.2	$1,280.2	$1,314.0

The following table shows the components of recourse leverage as of December 31 (in millions, except recourse leverage ratio):

	2018	2017	2016	2015	2014
Debt, net of unrestricted cash:
Unrestricted cash	$(100.2)	$(296.5)	$(307.5)	$(202.4)	$(209.9)
Commercial paper and bank credit facilities	110.8	4.3	3.8	7.4	72.1
Recourse debt	4,429.7	4,371.7	4,253.2	4,171.5	4,162.3
Nonrecourse debt	—	—	—	6.9	15.9
Capital lease obligations	11.3	12.5	14.9	18.4	6.3
Total debt, net of unrestricted cash (GAAP)	4,451.6	4,092.0	3,964.4	4,001.8	4,046.7
Off-balance sheet recourse debt	430.2	435.7	459.1	495.5	566.7
Off-balance sheet nonrecourse debt	—	—	—	—	51.1
Total debt, net of unrestricted cash, as adjusted (non-GAAP)	$4,881.8	$4,527.7	$4,423.5	$4,497.3	$4,664.5

Total recourse debt (1)	$4,881.8	$4,527.7	$4,423.5	$4,490.4	$4,597.5
Shareholders' Equity (2)	$1,788.1	$1,792.7	$1,347.2	$1,280.2	$1,314.0
Recourse Leverage (3)	2.7	2.5	3.3	3.5	3.5
________

(1)	Includes on- and off-balance sheet recourse debt, capital lease obligations, and commercial paper and bank credit facilities, net of unrestricted cash.

(2)	Balances for 2018 and 2017 reflect increases in shareholders' equity resulting from the impact of the Tax Act.

(3)
Calculated as total recourse debt / shareholder's equity. The reduction in recourse leverage beginning with 2017 is due to the increase in shareholders' equity resulting from the impact of the Tax Act.

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

The following tables show our net income, diluted earnings per share, and return on equity, excluding tax adjustments and other items for the years ended December 31 (in millions, except per share data):

Impact of Tax Adjustments and Other Items on Net Income:
	2018	2017	2016	2015	2014
Net income (GAAP)	$211.3	$502.0	$257.1	$205.3	$205.0
Adjustments attributable to consolidated pre-tax income:
Cost attributable to the closure of a maintenance facility at Rail International (1)	9.5	—	—	—	—
Railcar impairment at Rail North America (2)	—	—	29.8	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (3)	—	(1.8)	2.5	9.2	—
Residual sharing settlement at Portfolio Management (4)	—	—	(49.1)	—	—
Early retirement program (5)	—	—	—	9.0	—
Total adjustments attributable to consolidated pre-tax income	$9.5	$(1.8)	$(16.8)	$18.2	$—
Income taxes thereon, based on applicable effective tax rate	$(3.1)	$0.7	$7.2	$(6.9)	$—
Other income tax adjustments attributable to consolidated income:
Income tax rate changes (6)	—	—	—	14.1	—
Impact of the Tax Act (7)	(16.5)	(315.9)	—	—	—
Foreign tax credit utilization (8)	(1.4)	—	(7.1)	—	—
Total other income tax adjustments attributable to consolidated income	$(17.9)	$(315.9)	$(7.1)	$14.1	$—
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (3)	—	—	(0.6)	11.9	—
Income tax rate changes (9)	—	—	(3.9)	(7.7)	—
Total adjustments attributable to affiliates' earnings, net of taxes	$—	$—	$(4.5)	$4.2	$—
Net income, excluding tax adjustments and other items (non-GAAP)	$199.8	$185.0	$235.9	$234.9	$205.0

Impact of Tax Adjustments and Other Items on Diluted Earnings per Share:
	2018	2017	2016	2015	2014
Diluted earnings per share (GAAP)	$5.52	$12.75	$6.29	$4.69	$4.48
Adjustments attributable to consolidated income, net of taxes:
Cost attributable to the closure of a maintenance facility at Rail International (1)	0.17	—	—	—	—
Railcar impairment at Rail North America (2)	—	—	0.47	—	—
Net (gain) loss on wholly owned Portfolio Management marine investments (3)	—	(0.03)	0.04	0.13	—
Residual sharing settlement at Portfolio Management (4)	—	—	(0.74)	—	—
Early retirement program (5)	—	—	—	0.13	—
Income tax rate changes (6)	—	—	—	0.32	—
Impact of the Tax Act (7)	(0.43)	(8.02)	—	—	—
Foreign tax credit utilization (8)	(0.04)	—	(0.17)	—	—
Adjustments attributable to affiliates' earnings, net of taxes:
Net (gain) loss on Portfolio Management marine affiliate (3)	—	—	(0.02)	0.27	—
Income tax rate changes (9)	—	—	(0.10)	(0.18)	—
Diluted earnings per share, excluding tax adjustments and other items (non-GAAP)*	$5.22	$4.70	$5.77	$5.37	$4.48
* Sum of individual components may not be additive, due to rounding.
_______

(1)	Expenses attributable to the closure of a maintenance facility.

(2)	Impairment losses related specifically to certain railcars in flammable service that we believe have been permanently and negatively impacted by regulatory changes.

(3)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of certain investments.

(4)	Income recognized from the settlement of a residual sharing agreement related to a residual guarantee we provided on certain rail assets.

(5)	Expenses associated with an early retirement program offered to certain eligible employees.

(6)	Deferred income tax adjustments attributable to an increase of our effective state income tax rate.

(7)	Amounts attributable to the impact of corporate income tax changes enacted by the Tax Act.

(8)	Benefits attributable to the utilization of foreign tax credits.

(9)	Deferred income tax adjustments due to enacted statutory rate decreases in the United Kingdom for each of 2016 and 2015.

	2018	2017	2016	2015	2014
Return on Equity (GAAP)	11.8%	32.0%	19.6%	15.8%	15.1%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (1)	13.6%	13.1%	18.0%	18.1%	15.1%
_______

(1)	Shareholders' equity used in this calculation for 2018 and 2017 excludes the increases resulting from the impact of the Tax Act, as described above.

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

Interest Rate Exposure — Our reported interest expense is affected by changes in interest rates, primarily LIBOR, as a result of the issuance of floating rate debt instruments. We generally manage the amount of floating rate debt exposure based on the relationship between lease revenues and interest rates. Based on our floating rate debt instruments at December 31, 2018, and giving effect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in after-tax interest expense of $8.1 million in 2019. Comparatively, at December 31, 2017, a hypothetical 100 basis point increase in interest rates would have resulted in a $7.3 million increase in after-tax interest expense in 2018. Our earnings are also exposed to interest rate changes from affiliates' earnings. Certain affiliates issue floating rate debt instruments to finance their investments.

Foreign Currency Exchange Rate Exposure — Certain of our foreign subsidiaries conduct business in currencies other than the U.S. dollar, principally those operating in Austria, Canada, Germany, and Poland. As a result, we are exposed to foreign currency risk attributable to changes in the exchange value of the U.S. dollar in terms of the euro, Canadian dollar, and Polish zloty. Based on 2018 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2018, and giving effect to related derivatives, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income in 2019 by $3.9 million. Comparatively, based on 2017 local currency earnings and considering non-functional currency assets and liabilities recorded as of December 31, 2017, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would have decreased after-tax income in 2018 by $4.2 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements
To the Shareholders and the Board of Directors of GATX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GATX Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 25, 2019

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31
	2018	2017
Assets
Cash and Cash Equivalents	$100.2	$296.5
Restricted Cash	6.5	3.2
Receivables
Rent and other receivables	87.0	83.4
Finance leases	126.4	136.1
Less: allowance for losses	(6.4)	(6.4)
	207.0	213.1

Operating Assets and Facilities	9,565.2	9,045.4
Less: allowance for depreciation	(3,015.7)	(2,853.3)
	6,549.5	6,192.1
Investments in Affiliated Companies	464.5	441.0
Goodwill	82.9	85.6
Other Assets	206.1	190.9
Total Assets	$7,616.7	$7,422.4

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$177.5	$154.3
Debt
Commercial paper and borrowings under bank credit facilities	110.8	4.3
Recourse	4,429.7	4,371.7
Capital lease obligations	11.3	12.5
	4,551.8	4,388.5
Deferred Income Taxes	877.8	853.7
Other Liabilities	221.5	233.2
Total Liabilities	5,828.6	5,629.7
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,329,081 and 67,083,149 Outstanding shares — 36,612,227 and 37,895,641	41.6	41.6
Additional paid in capital	706.4	698.0
Retained earnings	2,419.2	2,261.7
Accumulated other comprehensive loss	(164.6)	(109.6)
Treasury stock at cost (30,716,854 and 29,187,508 shares)	(1,214.5)	(1,099.0)
Total Shareholders’ Equity	1,788.1	1,792.7
Total Liabilities and Shareholders’ Equity	$7,616.7	$7,422.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share data)

	Year Ended December 31
	2018	2017	2016
Revenues
Lease revenue	$1,087.8	$1,098.1	$1,127.1
Marine operating revenue	196.0	193.4	199.3
Other revenue	77.1	85.4	91.9
Total Revenues	1,360.9	1,376.9	1,418.3
Expenses
Maintenance expense	321.8	328.3	332.3
Marine operating expense	130.9	131.0	129.5
Depreciation expense	321.9	307.3	297.2
Operating lease expense	49.6	62.5	73.5
Other operating expense	33.1	34.4	43.8
Selling, general and administrative expense	191.1	180.0	169.0
Total Expenses	1,048.4	1,043.5	1,045.3
Other Income (Expense)
Net gain on asset dispositions	72.8	54.1	98.0
Interest expense, net	(168.6)	(160.5)	(148.1)
Other expense	(21.6)	(12.6)	(17.5)
Income before Income Taxes and Share of Affiliates’ Earnings	195.1	214.4	305.4
Income taxes	(34.1)	243.7	(95.7)
Share of affiliates’ earnings, net of taxes	50.3	43.9	47.4
Net Income	$211.3	$502.0	$257.1
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(47.5)	93.2	(26.0)
Unrealized gain on securities	—	—	0.3
Unrealized gain on derivative instruments	4.5	4.8	0.6
Post-retirement benefit plans	7.4	3.5	12.8
Other comprehensive (loss) income	(35.6)	101.5	(12.3)
Comprehensive Income	$175.7	$603.5	$244.8

Share Data
Basic earnings per share	$5.62	$12.95	$6.35
Average number of common shares	37.6	38.8	40.5

Diluted earnings per share	$5.52	$12.75	$6.29
Average number of common shares and common share equivalents	38.3	39.4	40.9

Dividends declared per common share	$1.76	$1.68	$1.60

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2018	2017	2016
Operating Activities
Net income	$211.3	$502.0	$257.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	338.2	322.7	310.2
Change in accrued operating lease expense	(4.0)	(13.9)	3.0
Net gains on sales of assets	(79.4)	(52.5)	(52.9)
Asset impairments	9.0	8.6	38.5
Employee benefit plans	4.6	3.3	7.1
Share-based compensation	16.4	9.9	15.8
Deferred income taxes	19.2	(260.5)	72.8
Share of affiliates’ earnings, net of dividends	(15.2)	(13.7)	(12.2)
Other	8.4	(9.1)	(10.0)
Net cash provided by operating activities	508.5	496.8	629.4
Investing Activities
Additions to operating assets and facilities	(929.3)	(566.8)	(595.7)
Investments in affiliates	(14.1)	(36.6)	(25.0)
Portfolio investments and capital additions	(943.4)	(603.4)	(620.7)
Purchases of leased-in assets	(66.6)	(111.8)	(117.1)
Portfolio proceeds	234.4	165.6	223.7
Proceeds from sales of other assets	37.3	30.3	23.0
Proceeds from sale-leasebacks	59.1	90.6	82.5
Other	3.1	0.4	2.3
Net cash used in investing activities	(676.1)	(428.3)	(406.3)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	693.7	792.6	859.4
Repayments of debt (original maturities longer than 90 days)	(632.8)	(703.0)	(800.0)
Net increase (decrease) in debt with original maturities of 90 days or less	106.5	(0.3)	(3.6)
Payments on capital lease obligations	(1.2)	(2.4)	(3.6)
Stock repurchases	(115.5)	(100.0)	(120.1)
Dividends	(69.3)	(68.2)	(67.4)
Other	(2.8)	(2.6)	4.8
Net cash used in financing activities	(21.4)	(83.9)	(130.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4.0)	4.0	(1.2)
Net (decrease) increase in Cash, Cash Equivalents, and Restricted Cash during the year	(193.0)	(11.4)	91.4
Cash, Cash Equivalents, and Restricted Cash at beginning of year	299.7	311.1	219.7
Cash, Cash Equivalents, and Restricted Cash at end of year	$106.7	$299.7	$311.1

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions)

	2018	2018	2017	2017	2016	2016
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of year	67.1	$41.6	67.0	$41.5	66.8	$41.5
Issuance of common stock	0.2	—	0.1	0.1	0.2	—
Balance at end of year	67.3	41.6	67.1	41.6	67.0	41.5
Treasury Stock
Balance at beginning of year	(29.2)	(1,099.0)	(27.5)	(999.0)	(24.8)	(878.9)
Stock repurchases	(1.5)	(115.5)	(1.7)	(100.0)	(2.7)	(120.1)
Balance at end of year	(30.7)	(1,214.5)	(29.2)	(1,099.0)	(27.5)	(999.0)
Additional Paid In Capital
Balance at beginning of year		698.0		687.8		677.4
Share-based compensation effects		8.4		10.0		10.4
Cumulative impact of accounting standard adoption		—		0.2		—
Balance at end of year		706.4		698.0		687.8
Retained Earnings
Balance at beginning of year		2,261.7		1,828.0		1,639.0
Net income		211.3		502.0		257.1
Dividends declared		(69.0)		(68.2)		(68.1)
Cumulative impact of accounting standard adoption		15.2		(0.1)		—
Balance at end of year		2,419.2		2,261.7		1,828.0
Accumulated Other Comprehensive Loss
Balance at beginning of year		(109.6)		(211.1)		(198.8)
Other comprehensive (loss) income		(35.6)		101.5		(12.3)
Cumulative impact of accounting standard adoption		(19.4)		—		—
Balance at end of year		(164.6)		(109.6)		(211.1)
Total Shareholders’ Equity		$1,788.1		$1,792.7		$1,347.2

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

NOTE 2. Accounting Changes

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
Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes most current lease guidance. The FASB subsequently issued ASU 2018-10, ASU 2018-11, and ASU 2018-20, Lease (Topic 842), for codification and targeted improvements to the standard. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees.

The new guidance is effective for us in the first quarter of 2019 with early adoption permitted.

We will adopt this guidance on January 1, 2019, using a modified retrospective transition method with a cumulative effect adjustment upon adoption. Comparative periods will not be restated.

We will elect the package of practical expedients related to whether a contract is or contains a lease, lease classification and initial direct costs. We will also elect the practical expedient that allows lessors to not separate non-lease components from the associated lease components.

The adoption of this new standard will require us to recognize right of use assets and lease liabilities on our balance sheet attributable to operating leases for railcars, offices, and certain equipment. We estimate this will result in the recognition of right of use assets and lease liabilities of approximately $470 million and $480 million, respectively, as of January 1, 2019.

The adoption of this new standard also requires us to eliminate deferred gains associated with our railcar sale-leaseback financing arrangements, and we will record a one-time increase to equity of approximately $40 million. Elimination of these deferred gains will increase reported operating lease expense going forward. In 2019, we expect this impact to be approximately $4.0 million.

We do not expect the adoption of this standard to have an impact on our cash flows.

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
	The update to the standard is effective for us beginning in the first quarter of 2019, with early adoption permitted in any interim period. We plan to adopt this standard January 1, 2019.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.
Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which modifies the accounting for nonemployee share-based payments.
	The new guidance is effective for us in the first quarter of 2019, with early adoption permitted in any interim period. We plan to adopt this standard January 1, 2019.	We do not expect the new guidance to have a significant impact on our financial statements or related disclosures.

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

In 2019, we will adopt ASU 2016-02, Leases (Topic 842) which slightly modifies the criteria for lease classification. We do not anticipate any significant changes to our lease classification after adoption. See "Note 2. Accounting Changes."

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services.

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and financial lease revenue, is our primary source of revenue which continues to be within the scope of existing lease guidance. Therefore, the adoption of Topic 606 had no impact on our recognition or presentation of lease revenue.

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

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. Upon adoption of Topic 606, marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Revenue

Other revenue comprises customer liability repair revenue, fee income, interest on loans, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606 but based on our assessment, we determined that our current revenue elements and timing for purposes of income recognition are consistent with applicable provisions in the new standard. The remaining items are considered lease components that continue to be within the scope of existing lease guidance.

Cash and Cash Equivalents

We classify all highly liquid investments with a maturity of three months or less as cash equivalents.

Restricted Cash

Restricted cash is cash and cash equivalents that are restricted as to withdrawal and use. Our restricted cash primarily relates to contractually required cash balances for one wholly owned special purpose limited liability company and required cash balances pursuant to terms of a bank guarantee.

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

Allowance for Losses

The allowance for losses is our estimate of credit losses associated with receivables balances. Receivables include rent and other receivables, loans, and finance lease receivables.

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

We charge amounts against the allowance when we deem them uncollectable. We made no material changes in our estimation methods or assumptions for the allowance during 2018. We believe that the allowance is adequate to cover losses inherent in our receivables balances as of December 31, 2018. Since the allowance is based on judgments and estimates, it is possible that actual losses incurred will differ from the estimate. See "Note 17. Allowance for Losses."

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Assets and Facilities

We record operating assets, facilities, and capitalized improvements at cost. We also include assets classified as capital leases in operating assets, and we record the related obligations as liabilities. We depreciate operating assets and facilities over their estimated useful lives or lease terms to estimated residual values using the straight-line method. We depreciate leasehold improvements over the shorter of their useful lives or the lease term. Our estimated depreciable lives of operating assets and facilities are as follows:

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

Investments in Affiliates

We use the equity method to account for investments in joint ventures and other unconsolidated entities if we have the ability to exercise significant influence over the financial and operating policies of those investees. Under the equity method, we record our initial investments in these entities at cost and subsequently adjust the investment for our share of the affiliates’ earnings (losses), and distributions. We include loans to and from affiliates as part of our investment in the affiliate and include interest on any such loans in our share of the affiliates’ earnings. We review the carrying amount of our investments in affiliates annually, or whenever circumstances indicate that the value of these investments may have declined. If we determine an investment is impaired on an other-than-temporary basis, we record a loss equal to the difference between the fair value of the investment and its carrying amount. See "Note 6. Investments in Affiliated Companies."

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

Income Taxes

We calculate provisions for federal, state, and foreign income taxes on our reported income before income taxes. We base our calculations of deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year we expect the differences will reverse. We reflect the cumulative effect of changes in tax rates from those we previously used to determine deferred tax assets and liabilities in the provision for income taxes in the period the change is enacted. During 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted, which made broad and complex changes to the U.S. tax laws. As a result, we recorded a one-time net tax benefit of $315.9 million, which represented our provisional estimate of the impact of the Tax Act. Additional guidance was issued by the Internal Revenue Service, the U.S. Department of the Treasury, and state taxing authorities during 2018 and, as a result, we recorded an adjustment to our provisional estimates. Specifically, in the fourth quarter of 2018, we recorded an additional net tax benefit of $16.5 million based on this clarifying guidance, the filing of our 2017 income tax returns, and the final determination of our foreign undistributed earnings and associated tax attributes. We do not expect to record any further material adjustments associated with the Tax Act. Provisions for income taxes in any given period can differ from those currently payable or receivable because certain items of income and expense are recognized in different periods for financial reporting purposes than for income tax purposes. We may deduct expenses or defer income attributable to uncertain tax positions for tax purposes, and include those items in our liability for uncertain tax positions in other liabilities on the balance sheet. See "Note 12. Income Taxes."

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

We translate the assets and liabilities of our operations that have non-US dollar functional currencies at exchange rates in effect at year-end. Revenue, expenses, and cash flows are translated monthly using average exchange rates. We defer gains and losses resulting from foreign currency translation and record those gains and losses as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions and from the remeasurement of non-functional currency assets and liabilities are recognized net of related hedges in other expense during the periods in which they occur. Net gains (losses) recognized were $(3.4) million, $6.0 million and $(3.8) million for 2018, 2017, and 2016.

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

Defined Benefit Pension and Other Post-Retirement Plans

Our balance sheet reflects the funded status of our pension and post-retirement plans, which is the difference between the fair value of the plan assets and the projected benefit obligation. We recognize the aggregate overfunding of any plans in other assets, the aggregate underfunding of any plans in other liabilities, and the corresponding adjustments for unrecognized actuarial gains (losses) and prior service cost (credits) in accumulated other comprehensive income (loss). We record the service cost component of net periodic cost in selling, general, and administrative expense and the other components of net periodic cost in other expense. See "Note 10. Pension and Other Post-Retirement Benefits."

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

Operating Lease Expense

We classify leases of certain railcars and other assets and facilities, such as maintenance facilities and equipment, as operating leases. We record the lease expense associated with these leases on a straight-line basis. We defer gains and transaction costs associated with sale-leasebacks of certain railcars and amortize those gains and costs as a component of operating lease expense over the related leaseback term. Upon adoption of the new lease standard, deferred gains will be eliminated and we will record a one-time increase to equity of approximately $40 million, net of income taxes. The elimination of deferred gains will increase reported operating lease expense in future years over the remaining terms of the sale-leasebacks, including approximately $4.0 million in 2019. See "Note 2. Accounting Changes." We also classify our leases of office facilities and related administrative assets as operating leases, and we record the associated expense in selling, general and administrative expense. See "Note 5. Leases."

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

The following table presents the net gain on asset dispositions for the years ending December 31 (in millions):

	2018	2017	2016
Net disposition gains	$64.8	$44.1	$49.7
Residual sharing income	2.5	10.2	83.6
Non-remarketing net disposition gains	14.5	8.4	3.2
Asset impairment losses (1)	(9.0)	(8.6)	(38.5)
Net Gain on Asset Dispositions	$72.8	$54.1	$98.0
__________
(1) See "Note 9. Asset Impairments and Assets Held for Sale" for further information about asset impairment losses.

Interest Expense, net

Interest expense is the interest we accrue on indebtedness and the amortization of debt issuance costs and debt discounts and premiums. We defer debt issuance costs and debt discounts and premiums and amortize them over the term of the related debt. We report interest expense net of interest income on bank deposits. Interest income on bank deposits was $5.7 million in 2018, $3.1 million in 2017, and $1.9 million in 2016.

Other Income (Expense)

We include fair value adjustments on certain financial instruments, gains and/or losses on foreign currency transactions and remeasurements, legal defense costs and litigation settlements, along with other miscellaneous income and expense items in other income (expense).

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Supplemental Cash Flow Information and Noncash Investing Transactions

	2018	2017	2016
Supplemental Cash Flow Information (in millions)
Interest paid (1)	$164.0	$154.6	$145.4
Income taxes paid, net	$18.1	$21.5	$28.6

	2018	2017	2016
Noncash Investing Transactions (in millions)
Purchase of leased-in assets (2)	$—	$11.6	$—
________

(1)
Interest paid consisted of interest on debt obligations, interest rate swaps (net of interest received), and capital leases. The interest expense we capitalized as part of the cost of construction of major assets was immaterial for all periods presented.

(2)	In 2017, we acquired 1,224 railcars that were previously on operating lease for a cash payment of $20.7 million and assumed a debt obligation in the amount of $11.6 million.

NOTE 5. Leases

GATX as Lessor

The following table shows the components of our direct finance leases as of December 31 (in millions):

	2018	2017
Total contractual lease payments receivable	$119.5	$140.3
Estimated unguaranteed residual value of leased assets	57.5	58.3
Unearned income	(50.6)	(62.5)
Finance leases	$126.4	$136.1

Usage rents

We earn lease revenue for certain operating leases, primarily boxcars, based on equipment usage. Lease revenue from such usage rents was $65.4 million in 2018, $64.5 million in 2017, and $74.5 million in 2016. The decrease in 2017 compared to 2016 was driven by the redeployment of certain boxcars from utilization leases to fixed term leases.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future receipts

The following table shows our future contractual receipts from finance leases and noncancelable operating leases as of December 31, 2018 (in millions):

	Finance Leases	Operating Leases (1)	Total
2019	$20.9	$935.1	$956.0
2020	28.9	732.1	761.0
2021	15.0	548.1	563.1
2022	25.4	383.1	408.5
2023	7.3	277.5	284.8
Years thereafter	22.0	366.4	388.4
	$119.5	$3,242.3	$3,361.8
__________

(1)	The future contractual receipts due under our full-service operating leases include executory costs such as maintenance, car taxes, and insurance.

GATX as Lessee

Capital Lease Assets

The following table shows assets we financed with capital lease obligations as of December 31 (in millions):

	2018	2017
Railcars	$19.3	$19.3
Less: allowance for depreciation	(2.4)	(1.6)
	$16.9	$17.7

Operating Leases

We lease assets that are utilized in our revenue generating operations. At December 31, 2018, we leased approximately 8,400 railcars at Rail North America. During 2017, ASC returned two vessels that were previously on operating leases. In addition, we lease office facilities and other general purpose equipment. Total operating lease expense, which includes amounts recorded in selling, general and administrative expense, was $65.9 million in 2018, $67.4 million in 2017, and $77.6 million in 2016.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our future contractual rental payments due under noncancelable leases as of December 31, 2018 (in millions):

	Capital Leases	Operating Leases
2019	$11.6	$68.2
2020	—	68.8
2021	—	65.4
2022	—	56.9
2023	—	54.3
Years thereafter	—	265.7
	$11.6	$579.3
Less: amounts representing interest	(0.3)
Present value of future contractual capital lease payments	$11.3

NOTE 6. Investments in Affiliated Companies

Investments in affiliated companies represent investments in and loans to domestic and foreign affiliates, and primarily include entities that lease aircraft spare engines and railcars. The loan amount included in investments in affiliated companies was zero and $6.5 million at December 31, 2018 and 2017.

During 2017, we recorded an impairment loss of $3.0 million to reflect a decline in the value of the railcars remaining in the Adler Funding LLC fleet. As of December 31, 2018, all railcar assets have been sold, and the partnership is in the process of winding down remaining activities.

In 2015, as a result of our decision to exit the majority of our marine investments within our Portfolio Management segment, we sold our 50% interest in the Cardinal Marine joint venture. In 2016 and 2017, we recognized gains of $1.0 million and $1.1 million resulting from additional proceeds received related to the sale.

The following table presents our investments in affiliated companies and our ownership percentage in those companies by segment as of December 31, 2018 (in millions):

	Segment	Investment	Percentage Ownership
Rolls-Royce & Partners Finance (1)	Portfolio Management	$464.3	50.0%
Adler Funding LLC	Rail North America	0.2	12.5%
Investments in Affiliated Companies		$464.5
__________
(1) Combined investment balances of seventeen separate joint ventures (collectively, the "RRPF affiliates").

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our share of affiliates’ income by segment for the years ending December 31 (in millions):

	2018	2017	2016
Rail North America (1)	$0.6	$(2.4)	$0.5
Rail International	—	(0.1)	(0.2)
Portfolio Management	60.5	58.4	52.8
Share of affiliates' pre-tax income	61.1	55.9	53.1
Income taxes	(10.8)	(12.0)	(5.7)
Share of Affiliates' Income	$50.3	$43.9	$47.4
__________
(1) Amount for 2017 includes impairment losses of $3.0 million.

The following table shows our cash investments in and distributions and loan payments from our affiliates by segment for the years ended December 31 (in millions):

	Cash Investments			Cash Distributions (1)
	2018	2017	2016	2018	2017	2016
Rail North America	$—	$—	$—	$6.3	$0.7	$1.5
Portfolio Management	14.1	36.6	25.0	35.2	30.2	35.2
Total	$14.1	$36.6	$25.0	$41.5	$30.9	$36.7
__________
(1) Cash distributions exclude proceeds from sales of affiliates of zero in 2018, $2.3 million in 2017, and $1.0 million in 2016.

Summarized Financial Data of Affiliates

The following table shows the aggregated operating results for the years ended December 31 for the affiliated companies we held at December 31 (in millions):

	2018	2017	2016
Revenues	$458.8	$350.7	$333.7
Net gains on sales of assets	5.8	27.4	23.6
Net income	120.5	100.4	99.3

The following table shows aggregated summarized balance sheet data for our affiliated companies as of December 31 (in millions):

	2018	2017
Current assets	$306.6	$144.8
Noncurrent assets	4,428.7	3,847.2
Total assets	$4,735.3	$3,992.0

Current liabilities	$830.6	$446.8
Noncurrent liabilities	3,013.0	2,704.9
Shareholders’ equity	891.7	840.3
Total liabilities and shareholders' equity	$4,735.3	$3,992.0

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Data for the RRPF Affiliates

Our affiliate investments include 50% interests in each of the RRPF affiliates, a group of seventeen domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively “Rolls-Royce”), a leading manufacturer of commercial aircraft jet engines. The RRPF affiliates are primarily engaged in two business activities: lease financing of aircraft spare engines to a diverse group of commercial aircraft operators worldwide and lease financing of aircraft spare engines to Rolls-Royce for use in their engine maintenance programs. In aggregate, the RRPF affiliates owned 452 aircraft engines at December 31, 2018, of which 253 were on lease to Rolls-Royce. Aircraft engines are generally depreciated over a useful life of 25 years to an estimated residual value. Lease terms vary but typically range from 3 to 12 years. Rolls-Royce manages each of the RRPF affiliates and also performs substantially all required maintenance activities. Our share of affiliates' earnings (after-tax) from the RRPF affiliates was $49.8 million in 2018, $44.8 million in 2017, and $46.6 million in 2016.

We derived the following financial information from the combined financial statements of the RRPF affiliates.

The following table shows condensed income statements of the RRPF affiliates for the years ending December 31 (in millions):

	2018	2017	2016
Lease revenue from third parties	$200.5	$168.8	$173.7
Lease revenue from Rolls-Royce	232.7	176.0	150.2
Depreciation expense	(195.6)	(176.4)	(171.6)
Interest expense	(94.3)	(64.3)	(59.2)
Other expenses	(28.1)	(8.9)	(8.0)
Net gains on sales of assets	6.1	20.5	19.1
Income before income taxes	121.3	115.7	104.2
Income taxes (1)	(18.1)	(13.2)	(6.9)
Net income	$103.2	$102.5	$97.3
_________

(1)
Represents income taxes directly attributable to the RRPF affiliates in the United Kingdom. Certain of the RRPF affiliates are disregarded entities for income tax purposes and, as a result, income taxes are incurred at the shareholder level. Amounts shown for 2016 are net of income tax benefits of approximately $7.8 million attributable to statutory rate decreases enacted in the United Kingdom.

The following table shows the condensed balance sheets of the RRPF affiliates as of December 31 (in millions):

	2018	2017
Current assets	$304.7	$135.3
Noncurrent assets, including operating assets, net of accumulated depreciation of $1,024.7 and $943.5 (a)	4,428.7	3,772.4
Total assets	$4,733.4	$3,907.7

Accounts payable and accrued expenses	$97.9	$53.9
Debt:
Current	732.1	392.0
Noncurrent, net of adjustments for hedges	2,733.6	2,359.1
Other liabilities	279.4	274.1
Shareholders’ equity	890.4	828.6
Total liabilities and shareholders' equity	$4,733.4	$3,907.7
_________
(a) All operating assets were pledged as collateral for long-term debt obligations.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows contractual future lease receipts from noncancelable leases of the RRPF affiliates as of December 31, 2018 (in millions):

	Rolls-Royce	Third Parties	Total
2019	$270.1	$173.0	$443.1
2020	258.7	153.5	412.2
2021	246.4	131.3	377.7
2022	235.4	115.9	351.3
2023	213.9	101.6	315.5
Thereafter	689.1	312.1	1,001.2
Total	$1,913.6	$987.4	$2,901.0

The following table shows the scheduled principal payments of debt obligations of the RRPF affiliates as of December 31, 2018 (in millions):

2019 (1)	$732.1
2020	420.3
2021	286.0
2022	425.6
2023	274.6
Thereafter	1,330.7
Total debt principal (2)	$3,469.3
_______
(1) Includes $369.0 million outstanding on a credit facility and $259.0 million related to a bridge loan, both of which were refinanced in February, 2019 with long-term debt issuances.
(2) All debt obligations are nonrecourse to the shareholders.

NOTE 7. Debt

Commercial Paper and Borrowings Under Bank Credit Facilities ($ in millions)

	December 31
	2018	2017
Balance	$110.8	$4.3
Weighted average interest rate	2.77%	1.02%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Obligations

The following table shows the outstanding balances of our debt obligations and the applicable interest rates as of December 31 ($ in millions):

	Date of Issue	Final Maturity	Interest Rate	2018	2017
Recourse Fixed Rate Debt
Unsecured	03/04/14	07/30/19	2.50%	$250.0	$250.0
Unsecured	10/31/14	03/30/20	2.60%	250.0	250.0
Unsecured	02/06/15	03/30/20	2.60%	100.0	100.0
Unsecured	05/27/11	06/01/21	4.85%	250.0	250.0
Unsecured	09/20/11	06/01/21	4.85%	50.0	50.0
Unsecured	06/11/12	06/15/22	4.75%	250.0	250.0
Unsecured	03/19/13	03/30/23	3.90%	250.0	250.0
Unsecured	11/05/18	02/15/24	4.35%	300.0	—
Unsecured	02/06/15	03/30/25	3.25%	300.0	300.0
Unsecured	09/13/16	09/15/26	3.25%	350.0	350.0
Unsecured	02/09/17	03/30/27	3.85%	300.0	300.0
Unsecured	11/02/17	03/15/28	3.50%	300.0	300.0
Unsecured	05/07/18	11/07/28	4.55%	300.0	—
Unsecured	03/04/14	03/15/44	5.20%	300.0	300.0
Unsecured	02/06/15	03/30/45	4.50%	250.0	250.0
Unsecured	05/16/16	05/30/66	5.63%	150.0	150.0
Unsecured (1)	11/19/13	03/15/19	2.50%	—	300.0
Unsecured	01/30/15	12/31/18	1.20%	—	60.0
Unsecured	11/29/10	11/30/18	3.70%	—	3.0
Unsecured	12/27/10	10/31/18	3.84%	—	12.0
Unsecured	03/19/13	07/30/18	2.38%	—	250.0
Secured (2)	08/28/96	02/28/18	7.86%	—	11.6
Total recourse fixed rate debt				$3,950.0	$3,986.6

Recourse Floating Rate Debt
Unsecured	11/06/17	11/05/21	3.30%	$300.0	$200.0
Unsecured	12/22/16	12/20/21	0.85%	63.1	66.0
Unsecured	08/28/14	08/28/24	4.00%	100.0	100.0
Unsecured	09/23/15	09/23/25	4.07%	60.0	60.0
Total recourse floating rate debt				$523.1	$426.0
Total debt principal				$4,473.1	$4,412.6
Unamortized debt discount and debt issuance costs				(35.9)	(36.2)
Debt adjustment for fair value hedges				(7.5)	(4.7)
Total Debt				$4,429.7	$4,371.7
__________
(1) Debt repaid prior to the final maturity.
(2) During 2017, we assumed this debt as part of a transaction to acquire railcars that were previously leased.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the scheduled principal payments of our debt obligations as of December 31, 2018 (in millions):

2019	$250.0
2020	350.0
2021	663.1
2022	250.0
2023	250.0
Thereafter	2,710.0
Total debt principal	$4,473.1

At December 31, 2018, $281.1 million of our operating assets were pledged as collateral for the secured railcar facility.

Shelf Registration Statement

During 2016, we filed an automatic shelf registration statement that enables us to issue debt securities and pass-through certificates. The registration statement is effective for three years and does not limit the amount of debt securities and pass-through certificates we can issue.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the U.S. that matures in May 2023. As of December 31, 2018, available capacity is $500 million, reflecting $100 million of outstanding commercial paper, which is backed by the facility. Additionally, we have a $250 million 5-year secured railcar facility in the U.S. with a 3-year revolving period that matures in May 2022. As of December 31, 2018, the full $250 million was available under this facility.

Annual commitment fees for GATX's credit facilities were $2.0 million for 2018, $2.0 million for 2017, and $1.5 million for 2016.

Restrictive Covenants

Our $600 million revolving credit facility contains various restrictive covenants, including requirements to maintain a fixed charge coverage ratio and an asset coverage test. Our ratio of earnings to fixed charges, as defined in this facility, was 2.3 for the period ended December 31, 2018, which is in excess of the minimum covenant ratio of 1.2. At December 31, 2018, we were in compliance with all covenants and conditions of the facility. Some of our bank term loans have the same financial covenants as the facility.

The indentures for our public debt also contain various restrictive covenants, including limitation on liens provisions that restrict the amount of additional secured indebtedness that we may incur. As of December 31, 2018, this limit was $1,444.5 million. Additionally, certain exceptions to the covenants permit us to incur an unlimited amount of purchase money and nonrecourse indebtedness. At December 31, 2018, we were in compliance with all covenants and conditions of the indentures.

At December 31, 2018, our European rail subsidiaries ("GATX Rail Europe" or "GRE") had one outstanding loan agreement, which is guaranteed by GATX Corporation.

We do not anticipate any covenant violations nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Fair Value Disclosure

The following tables show our assets and liabilities that are measured at fair value on a recurring basis (in millions):

Assets	Total December 31 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange rate derivatives (1)	$4.4	$—	$4.4	$—
Foreign exchange rate derivatives (2)	0.5	—	0.5	—
Liabilities
Interest rate derivatives (1)	7.7	—	7.7	—
Foreign exchange rate derivatives (1)	18.2	—	18.2	—
Foreign exchange rate derivatives (2)	4.7	—	4.7	—

Assets	Total December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivatives (1)	$1.2	$—	$1.2	$—
Liabilities
Interest rate derivatives (1)	4.7	—	4.7	—
Foreign exchange rate derivatives (1)	27.7	—	27.7	—
Foreign exchange rate derivatives (2)	6.9	—	6.9	—
_________

(1)	Designated as hedges.

(2)	Not designated as hedges.

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data.

In addition, we review long-lived assets, such as operating assets and facilities, for impairment whenever circumstances indicate that the carrying amount of these assets may not be recoverable or when assets may be classified as held for sale. We determine the fair value of the respective assets using Level 3 inputs, including estimates of discounted future cash flows (including net proceeds from sale), independent appraisals, and market comparables, as applicable. Certain assets were subject to non-recurring Level 3 fair value measurements during 2018 and 2017 and continue to be held and used at December 31, 2018 and 2017. The fair value of such assets at the time of their measurement was $10.9 million in 2018 and $32.2 million in 2017 and included railcars, inland marine vessels, maintenance facilities and an affiliate investment. See "Note 9. Asset Impairments and Assets Held for Sale" for further information.

Derivative instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had nine instruments outstanding with an aggregate notional amount of $500.0 million as of December 31, 2018 with

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturities ranging from 2019 to 2022 and ten instruments outstanding with an aggregate notional amount of $550.0 million as of December 31, 2017 with maturities ranging from 2018 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps to hedge our exposure to fluctuations in the exchange rates of the foreign currencies in which we conduct business. We had eight instruments outstanding with an aggregate notional amount of $501.9 million as of December 31, 2018 that mature from 2019 to 2022 and five instruments outstanding with an aggregate notional amount of $285.6 million as of December 31, 2017 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $4.1 million ($3.1 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

Non-designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of December 31, 2018 was $25.9 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the years ended December 31 (in millions):

Derivative Designation	Location of Loss (Gain) Recognized	2018	2017	2016
Fair value hedges (1)	Interest expense	$3.0	$5.3	$0.8
Cash flow hedges	Other comprehensive loss (effective portion)	12.6	(41.5)	4.9
Cash flow hedges	Interest expense (effective portion reclassified from accumulated other comprehensive loss)	4.2	6.8	6.9
Cash flow hedges	Operating lease expense (effective portion reclassified from accumulated other comprehensive loss)	0.1	0.1	1.1
Cash flow hedges (2)	Other (income) expense (effective portion reclassified from accumulated other comprehensive loss)	(11.7)	38.9	(11.9)
Non-designated	Other (income) expense	(2.2)	8.0	(2.6)
_________

(1)	The fair value adjustments related to the underlying debt equally offset the amounts recognized in interest expense.

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

The following table shows the carrying amounts and fair values of our other financial instruments as of December 31 (in millions):

	2018	2018	2017	2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$3,933.4	$3,836.0	$3,971.2	$4,089.1
Recourse floating rate debt	522.7	515.1	426.0	428.7

NOTE 9. Asset Impairments and Assets Held for Sale

We review our operating assets annually, or whenever indicators of impairment may be present. The following table summarizes the components of asset impairments for the years ending December 31 (in millions):

	2018	2017	2016
Attributable to Consolidated Assets
Rail North America - certain railcars in flammable service	$—	$—	$29.8
Rail International - railcar maintenance facility closure	3.0	—	—
Portfolio Management - marine assets to be sold	—	—	6.7
Other	6.0	8.6	2.0
Total	$9.0	$8.6	$38.5

Attributable to Affiliate Investments
Rail North America	$—	$3.0	$—

In 2015, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) and Transport Canada ("TC") each issued rules that established new design standards for tank cars utilized in flammable liquids service in North America. In addition to setting standards for newly built tank cars, the regulations established guidelines for modifying existing tank cars utilized in certain flammable liquids service and deadlines for modifying or removing noncompliant cars from service.

During 2016, excess railcar supply, muted demand for certain railcar types, and increased railroad efficiency combined to put pressure on lease rates for most car types. Within the flammable tank car market, the challenge of keeping existing tank cars in service was compounded by the increased availability of newer cars with enhanced designs, including those that comply with new regulations, to serve this market. Further, our expectations of redeploying certain tank cars in flammable service into nonflammable service diminished as a substantial oversupply of tank cars developed to serve these alternative markets. We expected those conditions to continue and potentially worsen. As a result of those changed expectations, we believed indicators of impairment were present for certain tank cars impacted by the new regulations, and a comprehensive impairment analysis was completed.

While all of GATX's railcars subject to the new regulations were reviewed, approximately 2,400 railcars with a carrying value of approximately $90 million were determined to be most vulnerable based on their age, configuration, and carrying values. For purposes of this review, we modeled multiple scenarios of net cash flows using a range of assumptions, including revised estimated useful lives for these railcars. Based on this analysis, we concluded that our carrying values exceeded our estimates of projected undiscounted cash

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flows, indicating an impairment for this group of railcars. The market for this group of railcars is fairly illiquid, given the circumstances noted above. Accordingly, the fair value of this railcar group was estimated based on discounting our estimated cash flows using a discount rate we believe reflected the applicable return for typical buyers and sellers of these types of assets. Concurrently with this analysis, we entered into an agreement to sell approximately 400 of these railcars, for total proceeds consistent with our valuations. As a result, we recorded impairment losses of $29.8 million related to these tank cars. Lastly, we shortened the depreciable lives for these tank cars consistent with our revised expectations, beginning January 1, 2017; however, the impact of adjusting the useful lives for these assets was not material to subsequent financial results.

In 2015, we made the decision to exit the majority of our marine investments within the Portfolio Management segment, including six chemical parcel tankers (the "Nordic Vessels"), most of our inland marine vessels, and our 50% interest in the Cardinal Marine joint venture. As a result, we recorded impairment losses of $6.7 million in 2016 related to certain of the assets. Impairment losses in 2016 were recorded based on final disposition results and revised estimates of expected net sales proceeds for assets that remained classified as held for sale at December 31, 2016. As of December 31, 2017, we had completed all planned sales of the marine assets, including our 50% interest in the Cardinal Marine joint venture. In 2017 and 2016, disposition gains of $1.8 million and $5.2 million were realized from the sale of these marine assets.

Other impairment losses recorded in each year included railcars with declines in value due to excessive damage or functional obsolescence. In some instances, these railcars may be designated for scrap. In 2018 and 2017, impairment losses were also recorded for certain inland marine supply vessels

In 2017, an impairment loss of $3.0 million attributable to affiliate investments was related to our investment in Adler Funding LLC, resulting from a decline in the value of certain railcars in the fleet.

In 2018, GRE recorded $3.0 million of impairment losses associated with the closure of a railcar maintenance facility in Germany.

In the consolidated statements of comprehensive income, impairment losses related to consolidated assets were included in net (loss) gains on asset dispositions, and impairment losses related to affiliate investments were recorded in share of affiliates' earnings.

As of December 31, 2018 and 2017, assets held for sale were $1.3 million and $4.5 million, all of which were at Rail North America. All assets held for sale at December 31, 2018 are expected to be sold in 2019.

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

In 2018, we adopted ASU 2017-07 which modifies how an entity must present service costs and other components of net benefit cost. See "Note 2. Accounting Changes" for further details. In accordance with this new guidance, the service cost component of net periodic cost is recorded in the applicable operating expense line, including maintenance expense and selling, general and administrative expense in the Statements of Comprehensive Income; and the other components are recorded in other expense.

We recorded settlement accounting expenses of $2.1 million, $0.2 million, and $6.1 million in 2018, 2017, and 2016 attributable to lump sum distributions made during each year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a December 31 measurement date for all of our plans. The following tables show pension obligations, plan assets, and other post-retirement obligations as of December 31 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life
Change in Benefit Obligation
Benefit obligation at beginning of year	$480.1	$464.4	$33.7	$30.3
Service cost	8.2	6.5	0.2	0.2
Interest cost	14.7	15.4	1.0	1.1
Actuarial (gain) loss	(40.9)	34.8	(5.0)	5.5
Benefits paid	(46.5)	(44.2)	(2.4)	(3.4)
Effect of foreign exchange rate changes	(1.9)	3.2	—	—
Benefit obligation at end of year	$413.7	$480.1	$27.5	$33.7
Change in Fair Value of Plan Assets
Plan assets at beginning of year	435.6	413.5	—	—
Actual return on plan assets	(23.9)	61.3	—	—
Effect of exchange rate changes	(2.0)	3.4	—	—
Company contributions	6.6	1.6	2.4	3.4
Benefits paid	(46.5)	(44.2)	(2.4)	(3.4)
Plan assets at end of year	$369.8	$435.6	$—	$—
Funded Status at end of year	$(43.9)	$(44.5)	$(27.5)	$(33.7)
Amount Recognized
Other liabilities and other assets (net)	$(43.9)	$(44.5)	$(27.5)	$(33.7)
Accumulated other comprehensive loss:
Net actuarial loss (gain)	125.2	132.5	(2.2)	2.8
Prior service credit	—	(0.1)	(1.4)	(1.6)
Accumulated other comprehensive loss (income)	125.2	132.4	(3.6)	1.2
Total recognized	$81.3	$87.9	$(31.1)	$(32.5)
After-tax amount recognized in accumulated other comprehensive loss (gain)	$95.4	$82.7	$(2.8)	$0.9

The aggregate accumulated benefit obligation for the defined benefit pension plans was $394.8 million at December 31, 2018 and $457.0 million at December 31, 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our pension plans that have a projected benefit obligation in excess of plan assets as of December 31 (in millions):

	2018	2017
Projected benefit obligations	$303.8	$350.7
Fair value of plan assets	255.5	299.9

The following table shows our pension plans that have an accumulated benefit obligation in excess of plan assets as of December 31 (in millions):

	2018	2017
Accumulated benefit obligations	$30.0	$37.1
Fair value of plan assets	—	—

The following table shows the components of net periodic cost (benefit) for the year ended December 31 (in millions):

	2018 Pension Benefits	2017 Pension Benefits	2016 Pension Benefits	2018 Retiree Health and Life	2017 Retiree Health and Life	2016 Retiree Health and Life
Service cost	$8.2	$6.5	$6.1	$0.2	$0.2	$0.2
Interest cost	14.7	15.4	15.3	1.0	1.1	0.9
Expected return on plan assets	(22.2)	(24.0)	(25.6)	—	—	—
Settlement expense	2.1	0.2	6.1	—	—	—
Amortization of:
Unrecognized prior service credit	—	—	(1.0)	(0.1)	(0.2)	(0.2)
Unrecognized net actuarial loss (gain)	10.0	9.3	10.5	—	(0.3)	(0.3)
Net periodic cost	$12.8	$7.4	$11.4	$1.1	$0.8	$0.6

We amortize the unrecognized prior service credit using a straight-line method over the average remaining service period of the employees we expect to receive benefits under the plan. We amortize the unrecognized net actuarial loss (gain), which is subject to certain averaging conventions, over the average remaining service period of active employees.

The following table shows the amounts we expect to recognize as components of net periodic cost in 2019 from amounts recorded in accumulated comprehensive loss (income) as of December 31, 2018 (in millions):

	Pension Benefits	Retiree Health and Life
Unrecognized net actuarial loss	$7.7	$—
Unrecognized prior service cost	—	(0.2)

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following assumptions to measure the benefit obligation, compute the expected long-term return on assets, and measure the periodic cost for our defined benefit pension plans and other post-retirement benefit plans for the years ended December 31:

	2018	2017
Domestic defined benefit pension plans
Benefit Obligation at December 31:
Discount rate — salaried funded plans	4.32%	3.68%
Discount rate — salaried unfunded plans	3.72% - 4.26%	3.07% - 3.45%
Discount rate — hourly funded plan	4.42%	3.73%
Rate of compensation increases — salaried funded and unfunded plans	3.00%	2.50%
Rate of compensation increases — hourly funded plans	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate — salaried funded and unfunded plans	3.68%	4.23%
Discount rate — hourly funded plan	3.74%	4.31%
Expected return on plan assets — salaried funded plan	5.90%	6.25%
Expected return on plan assets — hourly funded plan	5.50%	6.15%
Rate of compensation increases — salaried funded and unfunded plans	2.50%	2.50%
Rate of compensation increases — hourly funded plan	n/a	n/a
Foreign defined benefit pension plan
Benefit Obligation at December 31:
Discount rate	2.60%	2.40%
Rate of pension-in-payment increases	3.20%	3.10%
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate	2.40%	2.60%
Expected return on plan assets	4.10%	4.20%
Rate of pension-in-payment increases	3.10%	3.20%
Other post-retirement benefit plans
Benefit Obligation at December 31:
Discount rate - combined health	4.06%	3.40%
Discount rate - combined life insurance	4.32%	3.66%
Rate of compensation increases	n/a	n/a
Net Periodic Cost (Benefit) for the years ended December 31:
Discount rate - salaried health	n/a	3.67%
Discount rate - hourly health	n/a	4.00%
Discount rate - combined health	3.41%	n/a
Discount rate - salaried life insurance	n/a	4.19%
Discount rate - hourly life insurance	n/a	3.84%
Discount rate - combined life insurance	3.66%	n/a
Rate of compensation increases	n/a	n/a

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

	2018	2017
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend assumed for next year
Medical claims - pre age 65	6.70%	6.70%
Medical claims - post age 65	5.80%	4.90%
Prescription drugs claims - pre age 65	9.30%	11.10%
Prescription drugs claims - post age 65	9.20%	11.10%
Rate to which the cost trend is expected to decline (the ultimate trend rate)
Medical claims	4.50%	4.50%
Prescription drugs claims	4.50%	4.50%
Year that rate reaches the ultimate trend rate
Medical claims	2026	2025
Prescription drugs claims	2026	2025

The health care cost trend, which is based on projected growth rates for medical and prescription drug claims, has an effect on our other post-retirement benefit costs and obligations. The following table shows the effects of a one percentage point change in the health care cost trend rate on service and interest costs for the year ended December 31, 2018 and the post-retirement benefit obligation as of December 31, 2018 (in millions):

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost (1)	$—	$—
Effect on post-retirement benefit obligation	0.8	(0.7)
_________

(1)	The effect of a one percentage point increase (decrease) was less than $0.1 million.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investment policies require that asset allocations of domestic and foreign funded pension plans be maintained at certain targets. The following table shows our weighted-average asset allocations of our domestic funded pension plans at December 31, 2018 and 2017, and current target asset allocation for 2019, by asset category:

		Plan Assets for Salaried Employees at December 31
	Target	2018	2017
Asset Category
Equity securities	45.6%	44.1%	50.7%
Debt securities	51.0%	51.8%	44.8%
Real estate	3.4%	3.9%	3.7%
Cash	—%	0.2%	0.8%
	100.0%	100.0%	100.0%

		Plan Assets for Hourly Employees at December 31
	Target	2018	2017
Asset Category
Equity securities	32.7%	30.3%	39.4%
Debt securities	64.1%	64.9%	56.8%
Real estate	3.2%	4.7%	3.7%
Cash	—%	0.1%	0.1%
	100.0%	100.0%	100.0%

The following table shows the weighted-average asset allocations of our foreign funded pension plan at December 31, 2018 and 2017, and current target asset allocation for 2019, by asset category:

		Plan Assets at December 31
	Target	2018	2017
Asset Category
Equity securities	36.8%	33.4%	36.0%
Debt securities	63.2%	66.6%	64.0%
	100.0%	100.0%	100.0%

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the fair value of our pension plan assets as of December 31 (in millions):

	2018	2017
Assets measured at net asset value (1):
Short-term investment fund	$0.7	$2.6
Common stock collective trust funds	148.2	204.1
Fixed income group trusts	207.1	211.0
Real estate collective trust funds	13.8	14.8
Loan fund	—	3.1
Total	$369.8	$435.6
_______

(1)
In accordance with the relevant accounting standards, investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not recorded in any specific category of the fair value hierarchy.

The following is a description of the valuation techniques and inputs used as of December 31, 2018 and 2017.

Short-term investment fund

We value the short-term investment fund based on the closing net asset values ("NAV") quoted by the funds. The short-term investment fund is a highly liquid investment in obligations of the U.S. Government, or its agencies or instrumentalities, and the related money market instruments. The short-term investment fund has no unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The fund seeks to provide safety of principal, daily liquidity, and a competitive yield over the long term.

Common stock collective trust funds and fixed income group trusts

We value common stock collective trust funds and fixed income group trusts based on the closing NAV prices quoted by the funds. None of the collective trusts or the group trusts have unfunded commitments, restrictions on redemption frequency, or advance notice periods required for redemption. The investment objective of each of the common stock funds is long-term total return through capital appreciation and current income. The fixed income funds are each designed to deliver safety and stability by preserving principal and accumulated earnings. The group trust seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the long-term domestic investment grade credit bond market.

Real estate collective trust funds

We value real estate collective trust funds based on the NAV provided by the funds' administrators. A lack of liquidity in the funds may limit or delay redemptions. The investment objective of the real estate funds, which are diversified by location and property type, is long-term return through property appreciation, current income, and timely sales.

Loan fund

The loan fund is a limited liability company ("LLC") and is valued using the NAV provided by the administrator of the fund. As of December 31, 2017, we held investments in one LLC. Generally, capital may be withdrawn as of the last day of the month upon written notice given on no later than 30 days prior to the withdrawal date. The investment manager may determine in its discretion to allow withdrawals on any such other date. The LLC fund seeks to achieve risk-adjusted total returns by buying and selling investments that are anticipated to have a primarily bank loan focus. Investments will be primarily in debt securities of midsize and large capitalizations. There are no unfunded commitments.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In 2019, we expect to contribute approximately $5.7 million to our pension and other post-retirement benefit plans. Additional contributions to the domestic funded pension plans will depend on investment returns on plan assets and actuarial experience.

The following table shows benefit payments, which reflect expected future service (in millions):

	Funded Plans	Unfunded Plans	Retiree Health and Life
2019	$28.3	$2.5	$3.2
2020	27.6	2.8	3.0
2021	27.5	2.6	2.8
2022	27.5	2.9	2.6
2023	27.8	3.0	2.4
Years 2024-2028	137.2	14.9	9.5
Total	$275.9	$28.7	$23.5

In addition to our defined benefit plans, we have two 401(k) retirement savings plans available to substantially all salaried employees and certain other employee groups. We may contribute to the plans as specified by their respective terms and as our board of directors determines. Contributions to our 401(k) retirement plans were $2.2 million for 2018, $1.9 million for 2017, and $1.8 million for 2016.

Multiemployer Plans

Most of the shipboard personnel at ASC participate in various multiemployer benefit plans that provide pension, health care, and post-retirement and other benefits to active and retired employees. Unlike single employer plans, we do not recognize plan assets or obligations for multiemployer plans on our balance sheet. Rather, we recognize our contributions to the plans as marine operating expenses. The amounts we contribute are based on the number of crew hours worked, which depends on the number of vessels deployed and aggregate operating days in a particular year. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer fails to make its required contributions, any unfunded obligations of the plan may be the responsibility of the remaining participating employers; and

•	If an employer chooses to stop participating in a multiemployer plan, the plan may require the withdrawing company to make additional contributions.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows our contributions to multiemployer benefit plans for the years indicated (in millions):

Multiemployer Plans	EIN and Pension Plan Number	Pension Protection Act Zone Status	GATX Contributions			Collective Bargaining Agreement Expiration Date
			2018	2017	2016
American Maritime Officers Pension Plan (1)	13-1969709-001	Green	$2.3	$2.3	$1.2	February 7, 2021
Other multiemployer post-retirement plans			5.8	6.1	5.9
Total			$8.1	$8.4	$7.1
_______

(1)
As of December 31, 2018, the actuary for the American Maritime Officers Pension Plan certified that the plan is in the “green zone” as defined by the Pension Protection Act of 2006. Our share of the total contributions was less than 5% in 2018 and more than 5% in 2017 and 2016. No surcharges were imposed for 2018, 2017, or 2016.

NOTE 11. Share-Based Compensation

We provide equity awards to our employees under the GATX Corporation 2012 Incentive Award Plan, including grants of non-qualified stock options, stock appreciation rights, restricted stock units, performance shares, and phantom stock awards. As of December 31, 2018, 6.6 million shares were authorized under the 2012 Plan and 3.7 million shares were available for future issuance. We recognize compensation expense for our equity awards in selling, general and administrative expenses over the applicable service period of each award. Share-based compensation expense was $19.3 million for 2018, $14.3 million for 2017, and $15.8 million for 2016, and the related tax benefits were $4.8 million for 2018, $5.5 million for 2017, and $6.0 million for 2016.

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

The estimated fair value of a stock option or stock appreciation right is the sum of the value we derive using the Black-Scholes option pricing model and the present value of dividends we expect to pay over the expected term of the award. The Black-Scholes valuation incorporates various assumptions, including expected term, expected volatility, and risk free interest rates. We base the expected term on historical exercise patterns and post-vesting terminations, and we base the expected volatility on the historical volatility of our stock price over a period equal to the expected term. We use risk-free interest rates that are based on the implied yield on recently-issued U.S. Treasury zero-coupon bonds with a term comparable to the expected term. No stock appreciation rights were issued during 2018, 2017, and 2016.

The following table shows the weighted average fair value for our stock options and the assumptions we used to estimate fair value:

	2018	2017	2016
Weighted average estimated fair value	$21.87	$19.40	$13.86
Quarterly dividend rate	$0.44	$0.42	$0.40
Expected term of stock options, in years	4.5	4.7	4.7
Risk-free interest rate	2.4%	1.9%	1.4%
Dividend yield	2.5%	2.8%	4.1%
Expected stock price volatility	27.9%	27.7%	29.4%
Present value of dividends	$7.51	$7.50	$7.27

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows information about outstanding stock options and stock appreciation rights for the year ended December 31, 2018:

	Number of Stock Options and Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of the year	1,723	$50.07
Granted	320	69.73
Exercised	(611)	47.19
Forfeited/Cancelled	(33)	53.94
Outstanding at end of the year	1,399	55.73
Vested and exercisable at end of the year	733	51.17

The following table shows the aggregate intrinsic value of stock options and stock appreciation rights exercised in 2018, 2017, and 2016, and the weighted average remaining contractual term and aggregate intrinsic value of stock options and stock appreciation rights outstanding and vested as of December 31, 2018:

Stock Options and Stock Appreciation Rights	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Exercised in 2016		$6.2
Exercised in 2017		4.4
Exercised in 2018		17.2

Outstanding at December 31, 2018 (a)	4.2	21.5
Vested and exercisable at December 31, 2018	3.1	14.6
_______
(a) As of December 31, 2018, 435,552 stock appreciation rights and 963,557 stock options were outstanding.

Total cash received from employees for exercises of stock options during the year ended December 31, 2018 was $3.7 million and $1.6 million during the year ended December 31, 2017. No cash was received from employees for exercises of stock options during the year ended December 31, 2016. As of December 31, 2018, we had $7.1 million of unrecognized compensation expense related to nonvested stock options and stock appreciation rights, which we expect to recognize over a weighted average period of 1.7 years.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We value our restricted stock units and performance share awards using the average of the high and low values of our common stock on the grant date of the awards. As of December 31, 2018, there was $10.4 million of unrecognized compensation expense related to these awards, which we expect to be recognized over a weighted average period of 2.4 years.

The following table shows information about restricted stock units and performance shares for the year ended December 31, 2018:

	Number of Share Units Outstanding (in thousands)	Weighted Average Grant-Date Fair Value
Restricted Stock Units:
Nonvested at beginning of the year	187	$50.62
Granted	73	73.60
Vested	(52)	55.56
Forfeited	(4)	53.82
Nonvested at end of the year	204	57.57
Performance Shares:
Nonvested at beginning of the year	161	$46.25
Granted	58	65.00
Net increase due to estimated performance	49	53.27
Vested	(117)	38.83
Forfeited	(8)	51.28
Nonvested at end of the year	143	62.08

The total fair value of restricted stock units and performance shares that vested during the year was $12.0 million in 2018, $6.5 million in 2017, and $7.5 million in 2016.

Phantom Stock Awards

We grant phantom stock awards to non-employee directors as a component of their compensation for service on our board of directors. In accordance with the terms of the phantom stock awards, each director is credited with a quantity of units that equate to, but are not, common shares. Phantom stock awards are dividend participating, and all dividends are reinvested in additional phantom shares at the average of the high and low trading prices of our stock on the dividend payment date. At the expiration of each director’s service on the board of directors, or in accordance with his or her deferral election, whole units of phantom stock will be settled with shares of common stock and fractional units will be paid in cash. In 2018, we granted 23,377 units of phantom stock and there were 227,466 units outstanding as of December 31, 2018.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Income Taxes

In 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and we recorded a one-time net tax benefit of $315.9 million, which represented our provisional estimate of the impact of the Tax Act. This amount included a net benefit of $371.4 million associated with the remeasurement of our net deferred tax liability utilizing the lower U.S. tax rate. The Tax Act also imposed a one-time transitional repatriation tax of $57.2 million on certain undistributed earnings of our non-U.S. subsidiaries and affiliates. Additional guidance was issued by the Internal Revenue Service, the U.S. Department of the Treasury, and state taxing authorities during 2018 and, as a result, we recorded an adjustment to our provisional estimates. Specifically, in the fourth quarter of 2018, we recorded an additional net tax benefit of $16.5 million based on this clarifying guidance, the filing of our 2017 income tax returns, and the final determination of our foreign undistributed earnings and associated tax attributes. We do not expect to record any further material adjustments associated with the Tax Act.

Deferred income taxes are the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We expect at this time to continue reinvestment of foreign earnings outside the U.S. indefinitely. Consequently, our tax provision does not include any deferred tax costs that might arise due to book versus tax basis differences in investments in foreign subsidiaries. While the Tax Act provided an exemption from U.S. income taxation on future dividend distributions from foreign subsidiaries and affiliates, taxes may arise from withholding taxes or on foreign exchange or other gains recognized in connection with the basis differences in our investments in foreign subsidiaries. The ultimate tax cost of repatriating these earnings depends on tax laws in effect and other circumstances at the time of distribution.

The following table shows the significant components of our deferred tax liabilities and assets as of December 31 (in millions):

	2018	2017
Deferred Tax Liabilities
Book/tax basis difference due to depreciation	$890.7	$872.8
Investments in affiliated companies	36.2	43.6
Lease accounting	12.2	9.0
Other	1.9	6.3
Total deferred tax liabilities	$941.0	$931.7
Deferred Tax Assets
Federal net operating loss	—	4.1
Alternative minimum tax credit	3.4	8.0
Foreign tax credit	0.2	—
Valuation allowance on foreign tax credit	(0.2)	—
State net operating loss	26.4	29.5
Valuation allowance on state net operating loss	(12.6)	(10.3)
Foreign net operating loss	2.1	2.1
Valuation allowance on foreign net operating loss	(0.3)	(0.4)
Accruals not currently deductible for tax purposes	24.8	21.7
Allowance for losses	1.1	1.1
Pension and post-retirement benefits	17.8	19.6
Other	0.5	2.6
Total deferred tax assets	$63.2	$78.0
Net deferred tax liabilities	$877.8	$853.7

At December 31, 2018, our prior U.S. federal tax net operating loss carryforward has been fully utilized. We have an alternative minimum tax credit of $3.4 million, which may be utilized or refunded over the next three years. We also have foreign tax credits of $0.2 million that expire after 2027. We have recorded a $0.2 million valuation allowance related to these credits, as we believe it is more likely than not that we will be unable to utilize them.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, we have state tax net operating losses of $26.4 million, net of federal benefits that are scheduled to expire at various times beginning in 2019. We have recorded a $12.6 million valuation allowance related to state net operating losses, as we believe it is more likely than not that we will be unable to use all of these losses. Additionally, we have foreign net operating losses, net of valuation allowances, of $1.8 million which have an unlimited carryforward period. Our use of future operating losses depends on a number of variables, including the amount of taxable income, and state apportionment factors for state net operating loss carryforwards.

During the year ended December 31, 2017, based upon the status of our state income tax audits, we reduced the balance of our unrecognized tax benefits and recorded an income tax benefit of $4.3 million ($2.8 million, net of federal tax). We recognize interest and penalties related to unrecognized tax benefits as income tax expense. We have not accrued any amounts for penalties. To the extent interest is not assessed or is otherwise reduced with respect to uncertain tax positions, we will record any required adjustment as a reduction of income tax expense.

We file one consolidated federal income tax return with our domestic subsidiaries in the U.S. jurisdiction, as well as tax returns in various state and foreign jurisdictions. As of December 31, 2018, all audits or statutes of limitations with respect to our federal tax returns for years prior to 2014 have been closed or expired. Additionally, we currently have four ongoing state income tax audits.

The following table shows the components of income before income taxes, excluding affiliates, for the years ending December 31 (in millions):

	2018	2017	2016
Domestic	$108.9	$124.5	$211.0
Foreign	86.2	89.9	94.4
Total	$195.1	$214.4	$305.4

The following table shows income taxes, excluding domestic and foreign affiliates, for the years ending December 31 (in millions):

	2018	2017	2016
Current
Domestic:
Federal	$(3.3)	$(1.1)	$6.0
State and local	0.7	(0.1)	—
	$(2.6)	$(1.2)	$6.0
Foreign	17.5	18.0	16.9
	$14.9	$16.8	$22.9
Deferred
Domestic:
Federal	2.1	(270.0)	55.8
State and local	8.7	1.2	10.5
	$10.8	$(268.8)	$66.3
Foreign	8.4	8.3	6.5
	$19.2	$(260.5)	$72.8
Income taxes	$34.1	$(243.7)	$95.7

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the differences between our effective income tax rate and the federal statutory income tax rate for the years ending December 31 (in millions):

	2018	2017	2016
Income taxes at federal statutory rate	$41.0	$75.0	$106.9
Adjust for effect of:
Foreign tax credits	(1.4)	—	(7.8)
Foreign earnings taxed at applicable statutory rates	7.8	(5.5)	(9.7)
Corporate owned life insurance	(1.0)	(0.9)	(1.7)
State income taxes	5.2	(0.5)	6.8
State deferred tax rate change impact	—	5.0	—
Other	(1.0)	(0.9)	1.2
Tax Act:
Revaluation of deferred tax liabilities	9.4	(371.4)	—
Transition tax on foreign earnings and profits	(23.1)	57.2	—
Other	(2.8)	(1.7)	—
Total Tax Act impact	$(16.5)	$(315.9)	$—
Income taxes	$34.1	$(243.7)	$95.7
Effective income tax rate	17.5%	(113.7)%	31.3%

In 2018, our effective tax rate was 17.5% compared to (113.7)% in 2017 and 31.3% in 2016. The current year effective tax rate includes a net benefit of $16.5 million associated with the finalization of the accounting for the income tax effects from the adoption of the Tax Act on our operations. This amount included a net expense of $9.4 million associated with the remeasurement of our net deferred tax liability based on the filing of our 2017 income tax returns. It also included a net benefit of $23.1 million with respect to the transitional repatriation tax, based on our final determination of all applicable tax attributes associated with the undistributed earnings of our non-U.S. subsidiaries and affiliates. The 2018 effective tax rate also reflects the net benefit of $1.4 million from the utilization of foreign tax credits. Excluding the impacts of the Tax Act adjustment and foreign tax credits, our effective tax rate was 26.7% in 2018. The 2017 effective tax rate reflected our provisional net tax benefit of $315.9 million, associated with the initial impact of the Tax Act. The 2017 effective tax rate also included an incremental deferred state income tax of $5.0 million associated with a change in our consolidated effective state tax rate. Excluding the impact of the Tax Act adjustment, our 2017 effective tax rate was 33.7%. The 2016 effective tax rate reflected the utilization of $7.8 million in foreign tax credits. Excluding the impact of the foreign tax credits, our 2016 effective tax rate was 33.9%.

The adjustment for foreign earnings in each year reflects the impact of applicable statutory tax rates on income earned at our foreign subsidiaries. State income taxes are recognized on domestic pretax income or loss. The amount of our domestic income subject to state taxes relative to our total worldwide income impacts the effect state income tax has on our overall income tax rate.

Separately, our affiliates incurred income taxes of $10.8 million, $12.0 million, and $5.7 million respectively in 2018, 2017, and 2016. The 2016 amount was favorably impacted by a tax benefit of $3.9 million, as a result of income tax rate reductions enacted in the United Kingdom.

NOTE 13. Concentrations

Concentration of Revenues

We derived revenue from a wide range of industries and companies. In 2018, we generated approximately 25% of our total revenues from customers in the petroleum industry, 18% from the chemical industry, 17% from the transportation industry, 9% from the mining, minerals and aggregates industry, and 9% from food/agriculture industries. Our foreign identifiable revenues were primarily derived in Canada, Germany, Poland, Mexico, and Austria.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

We did not have revenue concentrations greater than 10% from any particular customer for any of the years ended December 31, 2018, 2017, and 2016. Under our lease agreements with customers, we typically retain legal ownership of the assets unless such assets have been financed by sale-leasebacks. We perform a credit evaluation prior to approval of a lease contract. Subsequently, we monitor the creditworthiness of the customer and the value of the collateral on an ongoing basis. We maintain an allowance for losses to provide for credit losses inherent in our receivables balances.

Concentration of Labor Force

As of December 31, 2018, collective bargaining agreements covered approximately 42% of our employees, of which agreements covering 26% of employees will expire within the next year. The hourly employees at our US service centers are represented by the United Steelworkers. Employees at three of Rail North America's Canadian service centers are represented by Unifor, the union formerly known as the Communication, Energy and Paperworkers Union of Canada, and the Employee Shop Committee of Riviere-des-Prairies. The unlicensed shipboard personnel on nine of the ASC vessels are represented by the Seafarers International Union. Licensed personnel on ASC’s vessels, other than captains, are represented by the American Maritime Officers. Certain employees of GATX Rail Europe are represented by one union in Germany and three unions in Poland. We have begun negotiating new terms for the agreements expiring in 2019, and no work interruptions or other adverse events are currently expected.

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

The following table shows our commercial commitments as of December 31 (in millions):

	2018	2017
Lease payment guarantees	$2.0	$4.9
Standby letters of credit and performance bonds	9.5	17.8
Total commercial commitments (1)	$11.5	$22.7
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $0.9 million at December 31, 2018 and $2.0 million at December 31, 2017. The expirations of these commitments range from 2019 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the computation of our basic and diluted net income per common share for the years ending December 31 (in millions, except per share amounts):

	2018	2017	2016
Numerator:
Net income	$211.3	$502.0	$257.1

Denominator:
Weighted average shares outstanding - basic	37.6	38.8	40.5
Effect of dilutive securities:
Equity compensation plans	0.7	0.6	0.4
Weighted average shares outstanding - diluted	38.3	39.4	40.9
Basic earnings per share	$5.62	$12.95	$6.35
Diluted earnings per share	$5.52	$12.75	$6.29

NOTE 16. Goodwill

Our goodwill, all of which pertains to Rail North America and Rail International, was $82.9 million as of December 31, 2018 and $85.6 million as of December 31, 2017. In the fourth quarter of 2018, we performed a review for impairment of goodwill, and concluded that goodwill was not impaired. For 2018 and 2017, changes in the carrying amount of our goodwill resulted from fluctuations in foreign currency exchange rates.

NOTE 17. Allowance for Losses

The following table shows changes in the allowance for losses at December 31 (in millions):

	2018	2017
Beginning balance	$6.4	$6.1
(Reversal) provision for losses	(0.3)	0.6
Charges to allowance	(0.1)	0.2
Recoveries and other, including foreign exchange adjustments	0.4	(0.5)
Ending balance	$6.4	$6.4

As of December 31, 2018, the general allowance for trade receivables was $6.4 million, or 7.3% of rent and other receivables, compared to $6.4 million, or 7.7% of rent and other receivables at December 31, 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. Other Assets and Other Liabilities

The following table shows the components of other assets reported on our balance sheets as of December 31 (in millions):

	2018	2017
Inventory	$63.7	$57.2
Office furniture, fixtures and other equipment, net of accumulated depreciation	34.3	20.5
Prepaid items	10.0	16.9
Derivatives	4.9	1.2
Prepaid pension	4.4	6.2
Deferred financing costs	3.1	3.8
Assets held for sale	1.3	4.5
Other	84.4	80.6
Total other assets	$206.1	$190.9

The following table shows the components of other liabilities reported on our balance sheets as of December 31 (in millions):

	2018	2017
Accrued pension and other post-retirement benefits	$75.8	$84.4
Deferred gains on sale-leasebacks	53.8	55.9
Derivatives	30.6	39.3
Environmental accruals	13.7	13.1
Accrued operating lease expense	4.3	8.3
Other	43.3	32.2
Total other liabilities	$221.5	$233.2

NOTE 19. Shareholders’ Equity

On January 25, 2019, our board of directors ("Board") approved a $300 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. This authorization replaced a prior program approved in 2018. During 2018, we purchased 1.5 million shares of common stock for $115.5 million, including commissions. In 2017, we purchased 1.7 million shares of common stock for $100.0 million. In 2016, we purchased 2.7 million shares of common stock for $120.1 million. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of share repurchases will be dependent on market conditions and other factors.

In accordance with our certificate of incorporation, 120 million shares of common stock are authorized, at a par value of $0.625 per share. As of December 31, 2018, 67.3 million shares were issued and 36.6 million shares were outstanding.

The following shares of common stock were reserved as of December 31, 2018 (in millions):

GATX Corporation 2004 Equity Incentive Compensation Plan	2.2
GATX Corporation 2012 Incentive Award Plan	6.6
Total	8.8

Our certificate of incorporation also authorizes five million shares of preferred stock at a par value of $1.00 per share. We had no outstanding shares of preferred stock as of December 31, 2018 and December 31, 2017.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Securities	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2015	$(77.7)	$(0.3)	$(20.9)	$(99.9)	$(198.8)
Change in component	(26.0)	2.5	7.3	11.7	(4.5)
Reclassification adjustments into earnings (1)	—	(1.9)	(3.9)	9.0	3.2
Income tax effect	—	(0.3)	(2.8)	(7.9)	(11.0)
Balance at December 31, 2016	(103.7)	—	(20.3)	(87.1)	(211.1)
Change in component	93.2	—	(39.6)	(3.2)	50.4
Reclassification adjustments into earnings (1)	—	—	45.8	8.8	54.6
Income tax effect	—	—	(1.4)	(2.1)	(3.5)
Balance at December 31, 2017	(10.5)	—	(15.5)	(83.6)	(109.6)
Change in component	(47.5)	—	12.9	2.1	(32.5)
Reclassification adjustments into earnings (1)	—	—	(7.4)	9.9	2.5
Income tax effect	—	—	(1.0)	(4.6)	(5.6)
Reclassification adjustments into retained earnings (2)	—	—	(3.0)	(16.4)	(19.4)
Balance at December 31, 2018	$(58.0)	$—	$(14.0)	$(92.6)	$(164.6)
________
(1) See "Note 8. Fair Value Disclosure" and "Note 10. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

(2)
As detailed in "Note 2. Accounting Changes ", we adopted ASU 2018-02, which permits reclassification of certain stranded tax effects related to the Tax Act from Accumulated Other Comprehensive Income to Retained Earnings.

NOTE 21. Foreign Operations

For the years ended December 31, 2018, 2017, and 2016, we did not derive revenues in excess of 10% of our consolidated revenues from any one foreign country. Additionally, at December 31, 2018 and 2017, we did not have more than 10% of our identifiable assets in any one foreign country.

The following table shows our domestic and foreign revenues and identifiable assets for the years ended or as of December 31 (in millions):

	2018	2017	2016
Revenues
Foreign	$333.5	$324.0	$320.7
United States	1,027.4	1,052.9	1,097.6
Total	$1,360.9	$1,376.9	$1,418.3

Identifiable Assets
Foreign	$2,470.9	$2,407.2	$2,098.2
United States	5,145.8	5,015.2	5,007.2
Total	$7,616.7	$7,422.4	$7,105.4

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2017, the court of Lucca found various Italian Railway companies, GRA, and certain of their employees guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against the employees. GRA has appealed and, pending the final disposition of the appeal, these fines and penalties are not enforceable. GRA believes that it and its employees acted diligently and in accordance with all applicable laws and regulations at all times. Appellate hearings began on November 13, 2018, but the duration of the first level of appeal is currently unknown. With respect to civil claims, the insurers for the Italian Railway and GRA have fully settled and resolved most of the claims arising out of the accident. GRA will continue to incur legal expenses for the criminal appeals although they are not expected to be material. We cannot predict the outcome of the appellate process and thus cannot reasonably estimate the possible amount or range of costs that may be ultimately incurred in connection with this litigation.

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

Litigation Accruals

We have recorded accruals totaling $5.8 million at December 31, 2018 for losses related to those litigation matters that we believe to be probable and for which an amount of loss can be reasonably estimated. However, we cannot determine a reasonable estimate of the maximum possible loss or range of loss for these matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation (such as the strength of our legal defenses and the availability of insurance recovery). Although the maximum amount of liability that may ultimately result from any of these matters cannot be predicted with absolute certainty, management expects that none of the matters for which we have recorded an accrual, when ultimately resolved, will have a material adverse effect on our consolidated financial position or liquidity. It is possible, however, that the ultimate resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular quarter or year if such resolution results in liability that materially exceeds the accrued amount.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We are involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 13 sites, including Superfund sites, for which we are contributing to the cost of performing the study or cleanup, or both, of alleged environmental contamination. As of December 31, 2018, we have recorded accruals of $13.7 million for remediation and restoration costs that we believe to be probable and for which the amount of loss can be reasonably estimated. These amounts are included in other liabilities on our balance sheet. Our environmental liabilities are not discounted.

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

Segment profit is an internal performance measure used by the Chief Executive Officer to assess the profitability of each segment. Segment profit includes all revenues, expenses, pre-tax earnings from affiliates, and net gains on asset dispositions that are directly attributable to each segment. We allocate interest expense to the segments based on what we believe to be the appropriate risk-adjusted borrowing costs for each segment. Segment profit excludes selling, general and administrative expenses, income taxes, and certain other amounts not allocated to the segments. These amounts are included in Other.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables show certain segment data for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
2018 Profitability
Revenues
Lease revenue	$873.4	$209.3	$1.0	$4.1	$—	$1,087.8
Marine operating revenue	—	—	14.3	181.7	—	196.0
Other revenue	68.1	8.2	0.8	—	—	77.1
Total Revenues	941.5	217.5	16.1	185.8	—	1,360.9
Expenses
Maintenance expense	254.7	44.5	—	22.6	—	321.8
Marine operating expense	—	—	16.8	114.1	—	130.9
Depreciation expense	248.5	55.5	7.3	10.6	—	321.9
Operating lease expense	49.6	—	—	—	—	49.6
Other operating expense	27.3	5.8	—	—	—	33.1
Total Expenses	580.1	105.8	24.1	147.3	—	857.3
Other Income (Expense)
Net gain (loss) on asset dispositions	76.3	(0.2)	(3.4)	0.1	—	72.8
Interest (expense) income, net	(125.2)	(35.9)	(10.4)	(5.7)	8.6	(168.6)
Other (expense) income	(5.2)	(7.0)	—	0.1	(9.5)	(21.6)
Share of affiliates' pre-tax income	0.6	—	60.5	—	—	61.1
Segment profit (loss)	$307.9	$68.6	$38.7	$33.0	$(0.9)	447.3
Less:
Selling, general and administrative expense						191.1
Income taxes (includes $10.8 related to affiliates' earnings)						44.9
Net income						$211.3

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$64.7	$—	$—	$0.1	$—	$64.8
Residual sharing income	1.4	—	1.1	—	—	2.5
Non-remarketing disposition gains (1)	10.8	3.7	—	—	—	14.5
Asset impairments	(0.6)	(3.9)	(4.5)	—	—	(9.0)
	$76.3	$(0.2)	$(3.4)	$0.1	$—	$72.8

Capital Expenditures
Portfolio investments and capital additions	$737.4	$152.7	$14.1	$15.8	$23.4	$943.4

Selected Balance Sheet Data
Investments in affiliated companies	$0.2	$—	$464.3	$—	$—	$464.5
Identifiable assets	$5,236.6	$1,363.2	$606.8	$297.8	$112.3	$7,616.7
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
2017 Profitability
Revenues
Lease revenue	$899.9	$190.3	$3.8	$4.1	$—	$1,098.1
Marine operating revenue	—	—	25.0	168.4	—	193.4
Other revenue	77.5	6.8	1.1	—	—	85.4
Total Revenues	977.4	197.1	29.9	172.5	—	1,376.9
Expenses
Maintenance expense	265.0	41.1	—	22.2	—	328.3
Marine operating expense	—	—	24.8	106.2	—	131.0
Depreciation expense	239.4	48.9	7.0	12.0	—	307.3
Operating lease expense	60.7	—	—	1.8	—	62.5
Other operating expense	28.7	4.7	1.0	—	—	34.4
Total Expenses	593.8	94.7	32.8	142.2	—	863.5
Other Income (Expense)
Net gain (loss) on asset dispositions	45.2	3.1	7.7	(1.9)	—	54.1
Interest (expense) income, net	(121.2)	(33.4)	(9.2)	(5.2)	8.5	(160.5)
Other (expense) income	(5.9)	(3.2)	2.3	1.3	(7.1)	(12.6)
Share of affiliates' pre-tax (loss) income	(2.4)	(0.1)	58.4	—	—	55.9
Segment profit	$299.3	$68.8	$56.3	$24.5	$1.4	450.3
Less:
Selling, general and administrative expense						180.0
Income taxes (includes $12.0 related to affiliates' earnings)						(231.7)
Net income						$502.0

Net Gain (Loss) on Asset Dispositions
Asset Remarketing Income:
Disposition gains (losses) on owned assets	$44.0	$0.1	$1.8	$(1.8)	$—	$44.1
Residual sharing income	0.6	—	9.6	—	—	10.2
Non-remarketing disposition gains (losses) (1)	5.2	3.3	—	(0.1)	—	8.4
Asset impairments	(4.6)	(0.3)	(3.7)	—	—	(8.6)
	$45.2	$3.1	$7.7	$(1.9)	$—	$54.1

Capital Expenditures
Portfolio investments and capital additions	$460.9	$90.9	$36.6	$14.0	$1.0	$603.4

Selected Balance Sheet Data
Investments in affiliated companies	$6.8	$—	$434.2	$—	$—	$441.0
Identifiable assets	$4,915.0	$1,332.9	$582.8	$286.7	$305.0	$7,422.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
2016 Profitability
Revenues
Lease revenue	$935.1	$182.0	$5.8	$4.2	$—	$1,127.1
Marine operating revenue	—	—	49.3	150.0	—	199.3
Other revenue	83.4	7.0	1.5	—	—	91.9
Total Revenues	1,018.5	189.0	56.6	154.2	—	1,418.3
Expenses
Maintenance expense	266.5	47.2	—	18.6	—	332.3
Marine operating expense	—	—	32.8	96.7	—	129.5
Depreciation expense	231.8	45.5	7.0	12.9	—	297.2
Operating lease expense	67.6	—	—	6.0	(0.1)	73.5
Other operating expense	34.1	5.3	4.4	—	—	43.8
Total Expenses	600.0	98.0	44.2	134.2	(0.1)	876.3
Other Income (Expense)
Net gain on asset dispositions	16.6	1.1	80.3	—	—	98.0
Interest (expense) income, net	(110.1)	(29.7)	(8.6)	(4.5)	4.8	(148.1)
Other (expense) income	(3.6)	0.8	—	(5.4)	(9.3)	(17.5)
Share of affiliates' pre-tax income (loss)	0.5	(0.2)	52.8	—	—	53.1
Segment profit	$321.9	$63.0	$136.9	$10.1	$(4.4)	527.5
Less:
Selling, general and administrative expense						169.0
Income taxes (includes $5.7 related to affiliates' earnings)						101.4
Net income						$257.1

Net Gain on Asset Dispositions
Asset Remarketing Income:
Disposition gains on owned assets	$45.5	$—	$4.2	$—	$—	$49.7
Residual sharing income	0.8	—	82.8	—	—	83.6
Non-remarketing disposition gains (1)	1.5	1.7	—	—	—	3.2
Asset impairments	(31.2)	(0.6)	(6.7)	—	—	(38.5)
	$16.6	$1.1	$80.3	$—	$—	$98.0

Capital Expenditures
Portfolio investments and capital additions	$495.6	$87.1	$25.0	$9.1	$3.9	$620.7

Selected Balance Sheet Data
Investments in affiliated companies	$10.5	$1.2	$375.3	$—	$—	$387.0
Identifiable assets	$4,775.6	$1,128.7	$593.5	$278.8	$328.8	$7,105.4
__________
(1) Includes scrapping gains.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)	Total
	In millions, except per share data
2018
Total revenues	$305.3	$349.5	$349.7	$356.4	$1,360.9
Net income	$76.3	$38.8	$47.0	$49.2	$211.3
Per Share Data (1)
Basic	$2.02	$1.03	$1.25	$1.32	$5.62
Diluted	$1.98	$1.01	$1.22	$1.30	$5.52
2017
Total revenues	$316.1	$348.4	$359.6	$352.8	$1,376.9
Net income	$57.5	$53.4	$49.0	$342.1	$502.0
Per Share Data (1)
Basic	$1.46	$1.37	$1.27	$8.98	$12.95
Diluted	$1.44	$1.35	$1.25	$8.83	$12.75
_______
(1) Quarterly earnings per share may not be additive, as per share amounts are computed independently for each quarter and the full year is based on the respective weighted average common shares and common stock equivalents outstanding.
(2) In the second quarter of 2018, net income included $5.8 million of expense (net of income taxes) attributable to the closure of a maintenance facility.
(3) In the fourth quarters of 2018 and 2017, net income included $17.9 million and $315.9 million of income tax benefits, primarily related to the impacts of the enacted Tax Act.

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

Based on such evaluation, our management has concluded that as of the end of the period covered by this annual report, our internal control over financial reporting was effective. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of GATX Corporation

Opinion on Internal Control over Financial Reporting
We have audited GATX Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GATX Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding directors, our Code of Business Conduct and Ethics, Code of Ethics for Senior Company Officers, Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in sections entitled "Director Criteria and Nomination Process", "Nominees for Election to the Board of Directors", "Board of Directors", "Board Independence", "Board Leadership Structure", "Board Committees", "Director and Officer Indemnification and Insurance Arrangements", "Communication with the Board", "Audit Committee Report", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed on or about March 18, 2019, which sections are incorporated herein by reference.

Information regarding executive officers is included after Item 1 in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information required by this item regarding compensation of our directors and executive officers is contained in sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Executive Compensation Tables”, in our definitive Proxy Statement to be filed on or about March 18, 2019, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item regarding security ownership of certain beneficial owners and management is contained in sections entitled “Security Ownership of Directors and Executive Officers” and “Principal Shareholders” in our definitive Proxy Statement to be filed on or about March 18, 2019, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item regarding transactions with related persons and director independence is contained in the sections entitled “Related Party Transactions” and “Board Independence” in our definitive Proxy Statement to be filed on or about March 18, 2019, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item regarding fees paid to Ernst & Young is contained in sections entitled "Pre-Approval Policy" and “Audit and Other Related Fees” in our definitive Proxy Statement to be filed on or about March 18, 2019, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
Filed with this Report:
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (iv) Notes to the Consolidated Financial Statements.

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

i.
First Amendment to Supply Agreement by and between GATX Corporation, as Buyer, and Trinity Rail Group, LLC, as Seller, dated May 24, 2018 is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (Note: Portions of this document have been omitted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission on July 27, 2018).

10.5
Summary of GATX Corporation Non-Employee Directors’ Compensation is incorporated herein by reference to the section entitled “Director Compensation” in GATX’s Definitive Proxy Statement filed on March 19, 2018, in connection with GATX’s 2018 Annual Meeting of Shareholders, file number 1-2328.*

10.6
GATX Corporation 2004 Equity Incentive Compensation Plan is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

	ii.	Second Amendment of GATX Corporation 2004 Equity Incentive Compensation Plan effective October 22, 2010.*
10.7
Form of GATX Corporation Stock-Settled Stock Appreciation Right (SAR) Agreement for grants under the 2004 Equity Incentive Compensation Plan to executive officers on or after January 1, 2009, incorporated herein by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, file number 1-2328.*

10.8
GATX Corporation 2012 Incentive Award Plan is incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed on March 16, 2012 in connection with GATX's 2012 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment and Restatement of said Plan, effective May 5, 2017, is incorporated herein by reference to Exhibit C to the Definitive Proxy Statement filed on March 24, 2017 in connection with GATX's 2017 Annual Meeting of Shareholders, file number 1-2328.*

10.9
GATX Corporation Cash Incentive Compensation Plan is incorporated herein by reference to Exhibit D to the Definitive Proxy Statement filed on March 18, 2004 in connection with GATX’s 2004 Annual Meeting of Shareholders, file number 1-2328.*

i.
Amendment of said Plan, effective as of December 7, 2007, is incorporated herein by reference to Exhibit 10.30 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, file number 1-2328.*

10.10
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Brian A. Kenney is incorporated herein by reference to Exhibit 10.27 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.11
Form of Amended and Restated Agreement for Employment Following a Change of Control dated as of January 1, 2009, between GATX Corporation and Robert C. Lyons, Deborah A. Golden, William M. Muckian, and Michael T. Brooks is incorporated herein by reference to Exhibit 10.28 to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, file number 1-2328.*

10.12
Form of Agreement for Employment Following a Change of Control between GATX Corporation and James M. Conniff (dated as of February 1, 2015) and Thomas A. Ellman (dated as of January 1, 2014) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.13
Form of Agreement for Employment following a Change of Control between GATX Corporation and Niyi Adedoyin (dated as of January 29, 2016), Eric D. Harkness (dated as of February 1, 2015), Amita Shetty (dated as of August 9, 2018), Paul F. Titterton (dated as of January 1, 2014), Jeffrey D. Young (dated as of February 1, 2015), and Robert A. Zmudka (dated as of August 9, 2018) is incorporated by reference to Exhibit 10.2 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.14
Form of Agreement for Employment Following a Change of Control between GATX Corporation and N. Gokce Tezel (dated as of March 1, 2018) is incorporated herein by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, file number 1-2328.*

10.15
Form of GATX Corporation Indemnification Agreement for directors as of February 23, 2009, is incorporated herein by reference to Exhibit 10.1 to GATX's Form 8-K dated February 24, 2009, file number 1-2328.

10.16
Form of Stock-Settled Stock Appreciation Right (SAR) Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.24 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.17
Form of Performance Share Agreement for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.25 of GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, file number 1-2328.*

10.18
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control is incorporated by reference to Exhibit 10.1 to GATX’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, file number 1-2328.*

10.19
Form of Performance Share Agreement (with cash-election option) for grants under the GATX Corporation Amended and Restated 2012 Incentive Award Plan to executive officers following adoption of the Tax Cuts and Jobs Act of 2017 is incorporated by reference to Exhibit 10.1 to GATX's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.*

10.20
Form of Option Agreement for awards under the GATX Corporation 2012 Incentive Award Plan to executive officers with Agreements for Employment Following a Change of Control, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.21
Form of Restricted Stock Unit Agreement for grants under the Amended and Restated 2012 Incentive Award Plan to Robert C. Lyons and Thomas A. Ellman is incorporated by reference to Exhibit 10.1 to GATX’s Form 8-K dated August 10, 2018, file number 1-2328.*

10.22
Form of Confidential Information, Non-Competition, and Non-Solicitation Agreement between the Corporation and Robert C. Lyons and Thomas A. Ellman is incorporated by reference to Exhibit 10.2 to GATX’s Form 8-K dated August 10, 2018, file number 1-2328.*

10.23
Amended and Restated GATX Corporation Directors' Voluntary Deferred Fee Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.1 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.24
Amended and Restated GATX Corporation Director's Phantom Stock Plan, effective as of December 2, 2016, is incorporated by reference to Exhibit 10.2 to GATX's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, file number 1-2328.*

10.25
Employment Agreement dated as of October 27, 2017, between GATX Corporation and James F. Earl is incorporated by reference to Exhibit 10.1 of GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, file number 1-2328.*

99.1
Undertakings to the GATX Corporation Salaried Employees’ Retirement Savings Plan is incorporated herein by reference to GATX’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, file number 1-2328.* (Paper copy).

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
February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN A. KENNEY	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kenney
February 25, 2019

/s/ THOMAS A. ELLMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas A. Ellman
February 25, 2019

/s/ WILLIAM M. MUCKIAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
William M. Muckian
February 25, 2019

Diane Aigotti	Director
Anne L. Arvia	Director
Ernst A. Häberli	Director
James B. Ream	Director
Robert J. Ritchie	Director
David S. Sutherland	Director
Casey J. Sylla	Director
Stephen R. Wilson	Director
Paul G. Yovovich	Director

/s/ DEBORAH A. GOLDEN	Executive Vice President, General Counsel and Corporate Secretary (Attorney in Fact)
Deborah A. Golden
February 25, 2019