Form 10-Q
period 2019-03-31
GATX CORP
filed 2019-04-30
CIK 40211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

There were 36.2 million common shares outstanding at March 31, 2019.

GATX CORPORATION
FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2019

FORWARD-LOOKING STATEMENTS

Statements in this report not based on historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and, accordingly, involve known and unknown risks and uncertainties that are difficult to predict and could cause our actual results, performance, or achievements to differ materially from those discussed. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or future events. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "outlook," "continue," "likely," "will," "would", and similar words and phrases. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

A detailed discussion of the known material risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our other filings with the Securities and Exchange Commission ("SEC"). The following factors, in addition to those discussed under "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2018, could cause actual results to differ materially from our current expectations expressed in forward looking statements:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions, except share data)

	March 31	December 31
	2019	2018
Assets
Cash and Cash Equivalents	$248.4	$100.2
Restricted Cash	6.2	6.5
Receivables
Rent and other receivables	79.9	87.0
Finance leases (as lessor)	118.9	126.4
Less: allowance for losses	(6.1)	(6.4)
	192.7	207.0

Operating Assets and Facilities	9,587.9	9,545.9
Less: allowance for depreciation	(3,062.0)	(3,013.2)
	6,525.9	6,532.7
Lease Assets (as lessee)
Right-of-use assets, net of accumulated depreciation	449.5	—
Finance leases, net of accumulated depreciation	16.7	16.8
	466.2	16.8

Investments in Affiliated Companies	480.0	464.5
Goodwill	81.6	82.9
Other Assets	239.2	206.1
Total Assets	$8,240.2	$7,616.7

Liabilities and Shareholders’ Equity
Accounts Payable and Accrued Expenses	$155.8	$177.5
Debt
Commercial paper and borrowings under bank credit facilities	15.9	110.8
Recourse	4,768.1	4,429.7
	4,784.0	4,540.5
Lease Obligations (as lessee)
Operating leases	456.3	—
Finance leases	11.0	11.3
	467.3	11.3

Deferred Income Taxes	891.7	877.8
Other Liabilities	132.2	221.5
Total Liabilities	6,431.0	5,828.6
Shareholders’ Equity
Common stock, $0.625 par value: Authorized shares — 120,000,000 Issued shares — 67,424,714 and 67,329,081 Outstanding shares — 36,203,495 and 36,612,227	41.7	41.6
Additional paid in capital	709.5	706.4
Retained earnings	2,482.6	2,419.2
Accumulated other comprehensive loss	(170.1)	(164.6)
Treasury stock at cost (31,221,219 and 30,716,854 shares)	(1,254.5)	(1,214.5)
Total Shareholders’ Equity	1,809.2	1,788.1
Total Liabilities and Shareholders’ Equity	$8,240.2	$7,616.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2019	2018
Revenues
Lease revenue	$274.4	$273.2
Marine operating revenue	13.1	14.2
Other revenue	29.5	17.9
Total Revenues	317.0	305.3
Expenses
Maintenance expense	81.2	81.2
Marine operating expense	12.1	12.5
Depreciation expense	79.9	77.4
Operating lease expense	13.7	13.0
Other operating expense	8.0	8.6
Selling, general and administrative expense	46.1	44.9
Total Expenses	241.0	237.6
Other Income (Expense)
Net gain on asset dispositions	8.9	56.1
Interest expense, net	(46.5)	(39.9)
Other expense	(3.2)	(1.3)
Income before Income Taxes and Share of Affiliates’ Earnings	35.2	82.6
Income taxes	(8.4)	(20.6)
Share of affiliates’ earnings, net of taxes	14.7	14.3
Net Income	$41.5	$76.3
Other Comprehensive Income, Net of Taxes
Foreign currency translation adjustments	(10.5)	14.9
Unrealized gain (loss) on derivative instruments	2.0	(1.5)
Post-retirement benefit plans	3.0	1.9
Other comprehensive (loss) income	(5.5)	15.3
Comprehensive Income	$36.0	$91.6

Share Data
Basic earnings per share	$1.14	$2.02
Average number of common shares	36.5	37.9

Diluted earnings per share	$1.12	$1.98
Average number of common shares and common share equivalents	37.1	38.5

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2019	2018
Operating Activities
Net income	$41.5	$76.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	82.7	81.8
Net gains on sales of assets	(8.6)	(55.7)
Deferred income taxes	5.7	18.7
Share of affiliates’ earnings, net of dividends	(14.7)	(14.3)
Other	(42.3)	(29.6)
Net cash provided by operating activities	64.3	77.2
Investing Activities
Portfolio investments and capital additions	(147.3)	(178.4)
Purchases of assets previously leased	—	(39.1)
Portfolio proceeds	41.5	123.2
Proceeds from sales of other assets	6.5	8.8
Other	0.7	2.5
Net cash used in investing activities	(98.6)	(83.0)
Financing Activities
Net proceeds from issuances of debt (original maturities longer than 90 days)	495.2	—
Repayments of debt (original maturities longer than 90 days)	(160.0)	(11.7)
Net decrease in debt with original maturities of 90 days or less	(94.7)	(0.1)
Stock repurchases	(38.1)	(25.0)
Dividends	(19.2)	(18.6)
Other	(0.7)	(1.3)
Net cash provided (used) in financing activities	182.5	(56.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	0.2
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash during the period	147.9	(62.3)
Cash, Cash Equivalents, and Restricted Cash at beginning of the period	106.7	299.7
Cash, Cash Equivalents, and Restricted Cash at end of the period	$254.6	$237.4

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions)

	Three Months Ended March 31
	2019		2018
	Shares	Dollars	Shares	Dollars
Common Stock
Balance at beginning of the period	67.3	$41.6	67.1	$41.6
Issuance of common stock	0.1	0.1	0.1	—
Balance at end of the period	67.4	41.7	67.2	41.6
Treasury Stock
Balance at beginning of the period	(30.7)	(1,214.5)	(29.2)	(1,099.0)
Stock repurchases	(0.5)	(40.0)	(0.4)	(25.0)
Balance at end of the period	(31.2)	(1,254.5)	(29.6)	(1,124.0)
Additional Paid In Capital
Balance at beginning of the period		706.4		698.0
Share-based compensation effects		3.1		1.9
Balance at end of the period		709.5		699.9
Retained Earnings
Balance at beginning of the period		2,419.2		2,261.7
Net income		41.5		76.3
Dividends declared ($0.46 and $0.44 per share)		(17.5)		(17.3)
Cumulative impact of accounting standard adoption		39.4		15.2
Balance at end of the period		2,482.6		2,335.9
Accumulated Other Comprehensive Loss
Balance at beginning of the period		(164.6)		(109.6)
Other comprehensive (loss) income		(5.5)		15.3
Cumulative impact of accounting standard adoption		—		(19.4)
Balance at end of the period		(170.1)		(113.7)
Total Shareholders’ Equity		$1,809.2		$1,839.7

See accompanying notes to consolidated financial statements.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business

As used herein, "GATX," "we," "us," "our," and similar terms refer to GATX Corporation and its subsidiaries, unless indicated otherwise.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC").

NOTE 2. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited consolidated financial statements do not include all of the information and footnotes required for complete financial statements. We have included all of the normal recurring adjustments that we deemed necessary for a fair presentation. Certain prior year amounts have been reclassified to conform to the 2019 presentation.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2019. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information, refer to the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes previous lease guidance. The FASB subsequently issued ASU 2018-10, ASU 2018-11, and ASU 2018-20, Lease (Topic 842), for codification and targeted improvements to the standard. The new guidance requires companies to recognize most leases on the balance sheet and modifies accounting, presentation, and disclosure for both lessors and lessees.

We adopted the new guidance in the first quarter of 2019, applying a modified retrospective transition method with a cumulative effect adjustment upon adoption. Comparative periods are not restated.

We elected the package of practical expedients related to whether a contract is or contains a lease, lease classification and initial direct costs. We also elected the practical expedient that allows lessors and lessees to not separate non-lease components from the associated lease components for operating leases.

The adoption of this new standard required us to recognize right-of-use assets and lease liabilities on our balance sheet attributable to operating leases for railcars, offices, and certain equipment. This resulted in the recognition of right-of-use assets and lease liabilities of $460.7 million and $483.6 million, respectively, as of January 1, 2019.

The adoption of this new standard also required us to eliminate deferred gains associated with our railcar sale-leaseback financing arrangements, and record a one-time increase to equity of $39.4 million (after-tax). Elimination of these deferred gains will increase reported operating lease expense going forward. In 2019, we expect this impact to be approximately $4.0 million (pre-tax).

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
	We adopted the new guidance in the first quarter of 2019.	The application of this new guidance did not impact our financial statements and had an immaterial impact to related disclosures.
Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which modifies the accounting for nonemployee share-based payments.
	We adopted the new guidance in the first quarter of 2019.	The application of this new guidance did not impact our financial statements or related disclosures.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

New Accounting Pronouncements Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements or Other Significant Matters
Credit Losses In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies how entities will measure credit losses.	The new guidance is effective for us in the first quarter of 2020, with early adoption permitted.	We are evaluating the effect the new guidance will have on our financial statements and related disclosures.

NOTE 3. Revenue

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We disaggregate revenue into three categories as presented on our income statement:

Lease Revenue

Lease revenue, which includes operating lease revenue and finance lease revenue, is our primary source of revenue. In the first quarter of 2019, we adopted Topic 842 using the modified retrospective method. As provided in the guidance, we elected the package of practical expedients that retains the classification of existing leases at the time of adoption and does not require re-evaluation of embedded leases or reassessment of initial direct costs. In addition, we elected the practical expedient that allows lessors to not separate non-lease components from the associated lease components for our operating leases. As a result, our current recognition and presentation policies for leases are substantially consistent with applicable provisions in the new lease standard.

Operating Lease Revenue

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. We do not offer stand-alone maintenance service contracts. Operating lease revenue is within the scope of Topic 842, and we have elected to not separate non-lease components from the associated lease component for qualifying leases. Operating lease revenue will continue to be recognized on a straight-line basis over the term of the underlying lease. As a result, lease revenue may not be recognized in the same period as maintenance and other costs, which we expense as incurred. Variable rents are recognized when applicable contingencies are resolved. Revenue is not recognized if collectability is not reasonably assured.

Finance Lease Revenue

In certain cases, we lease railcars and other operating assets that, at lease inception, are classified as finance leases. In accordance with Topic 842, finance lease revenue will continue to be recognized using the interest method, which produces a constant yield over the lease term. Initial unearned income is the amount that the original lease payment receivable and the estimated residual value of the leased asset exceeds the original cost or carrying value of the leased asset.

Marine Operating Revenue

We generate marine operating revenue through shipping services completed by our marine vessels. In accordance with Topic 606, marine operating revenue is recognized over time as the performance obligation is satisfied, beginning when cargo is loaded through its delivery and discharge. Revenue is recognized pro rata over the projected duration of each voyage, which is derived from our historical voyage data.

Other Revenue

Other revenue is comprised of customer liability repair revenue, termination fees, utilization income, fee income, interest on loans, and other miscellaneous revenues. Select components of other revenue are within the scope of Topic 606. Revenue attributable to terms provided in our lease contracts are variable lease components that are recognized when earned, in accordance with Topic 842.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4. Leases

Adoption of ASU 2016-02, "Leases (Topic 842)"

In the first quarter of 2019, we adopted ASU 2016-02 using the modified retrospective transition method with a cumulative effect adjustment upon adoption. Amounts for comparative periods are not required to be included in the footnote disclosures.

We elected the package of practical expedients related to whether a contract is or contains a lease, lease classification and initial direct costs. We also elected the practical expedient that allows lessors and lessees to not separate non-lease components from the associated lease components for operating leases.

The adoption of this new standard required us to recognize right-of-use assets and lease liabilities on our balance sheet attributable to operating leases for railcars, offices, and certain equipment. In addition, the adoption of this new standard also required us to eliminate deferred gains associated with our railcar sale-leaseback financing arrangements, resulting in a one-time increase to equity. Elimination of these deferred gains will increase future operating lease expense associated with operating leases recorded on the date of adoption.

The adoption of this standard did not have any impact on our cash flows.

GATX as Lessor

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. Upon adoption of the new lease accounting standard in 2019, we elected the lessor practical expedient which allows us not to separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars that, at commencement, are classified as finance leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The following table shows the components of our lease income (in millions):

Three Months Ended March 31, 2019
Finance lease income	$2.8
Operating lease income:
Fixed lease income	253.9
Variable lease income	17.7
Total operating lease income	271.6
Total lease income	$274.4

In accordance with the terms of our leases with customers, we may earn additional revenue, primarily for customer liability repairs. These amounts are reported in other revenue in the statements of comprehensive income and were $23.7 million for the quarter ended March 31, 2019.

The following table shows the components of our direct finance leases (in millions):

March 31, 2019
Total contractual lease payments receivable	$108.1
Estimated unguaranteed residual value of leased assets	57.5
Unearned income	(46.7)
Finance leases	$118.9

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

GATX as Lessee

We lease assets, including railcars at North America, as well as other assets such as offices, maintenance facilities, and other general purpose equipment. The railcars are subleased to customers as part of our normal course of operations. Certain leases have options to purchase the underlying assets early, renew the lease, or purchase the underlying assets at the end of the lease term. The specific terms of the renewal and purchase options vary, and we did not include these amounts in our future contractual rental payments. Additionally, the contractual rental payments do not include amounts we are required to pay for licenses, taxes, insurance, and maintenance. Our lease agreements do not contain any material residual value guarantees. At March 31, 2019, we leased approximately 8,400 railcars at Rail North America.

We use the implicit rate to calculate the right-of-use asset amount and lease liability for our leases when readily determinable. Specifically, the implicit rate was measurable for railcars leased at Rail North America. For our other operating leases, an implicit rate was not determinable, and we used our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease term.

The following table shows the components of lease expense (in millions):

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$0.2
Interest on lease liabilities	0.1
Operating lease cost (1):
Fixed lease cost - operating leases	15.2
Total lease cost	$15.5
________

(1)	Total operating lease cost includes amounts recorded in selling, general and administrative expense. Operating lease cost also includes short-term leases, which are immaterial.

Operating lease cost includes amounts attributable to sale leaseback financing transactions for railcars we lease to customers. Lease revenue of $18.0 million was recognized in connection with these operating leases.

The following table shows the maturities of our lease liabilities as of March 31, 2019 (in millions):

	March 31, 2019
	Operating Leases	Finance Leases	Total
2019 (1)	$34.8	$11.1	$45.9
2020	67.7	—	67.7
2021	66.1	—	66.1
2022	57.2	—	57.2
2023	54.4	—	54.4
Years thereafter	268.2	—	268.2
Total undiscounted lease payments	$548.4	$11.1	$559.5
Less: amounts representing interest	(92.1)	(0.1)	(92.2)
Total discounted lease liabilities	$456.3	$11.0	$467.3
__________

(1)	For the remainder of the year.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the lease terms and discount rates related to leases:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	10.3
Finance leases	0.5

Weighted-average discount rate:
Operating leases	3.87%
Finance leases	3.39%

The following table shows other information related to leases (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$32.0
Operating cash flows for finance leases	0.1
Financing cash flows for finance leases	0.3
Total cash from leases	$32.4

NOTE 5. Fair Value Disclosure

The assets and liabilities that GATX records at fair value on a recurring basis consisted entirely of derivatives at March 31, 2019 and December 31, 2018.

Adoption of ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"

In the first quarter of 2019, we adopted ASU 2016-02. The adoption of this new standard did not have an impact on our financial statements, but certain disclosures have been modified in accordance with the new requirements.

Derivative Instruments

Fair Value Hedges

We use interest rate swaps to manage the fixed-to-floating rate mix of our debt obligations by converting a portion of our fixed rate debt to floating rate debt. For fair value hedges, we recognize changes in fair value of both the derivative and the hedged item as interest expense. We had eight instruments outstanding with an aggregate notional amount of $450.0 million as of March 31, 2019 with maturities ranging from 2020 to 2022 and nine instruments outstanding with an aggregate notional amount of $500.0 million as of December 31, 2018 with maturities ranging from 2019 to 2022.

Cash Flow Hedges

We use Treasury rate locks and swap rate locks to hedge our exposure to interest rate risk on anticipated transactions. We also use currency swaps and put/call options to hedge our exposure to fluctuations in the exchange rates of foreign currencies for certain loans and operating expenses denominated in non-functional currencies. We had 17 instruments outstanding with an aggregate notional amount of $520.8 million as of March 31, 2019 that mature from 2019 to 2022 and eight instruments outstanding with an aggregate notional amount of $501.9 million as of December 31, 2018 with maturities ranging from 2019 to 2022. Within the next 12 months, we expect to reclassify $2.0 million ($1.5 million after-tax) of net losses on previously terminated derivatives from accumulated other comprehensive income (loss) to interest expense or operating lease expense, as applicable. We reclassify these amounts when interest and operating lease expense on the related hedged transactions affect earnings.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Non-Designated Derivatives

We do not hold derivative financial instruments for purposes other than hedging, although certain of our derivatives are not designated as accounting hedges. We recognize changes in the fair value of these derivatives in other (income) expense immediately.

Some of our derivative instruments contain credit risk provisions that could require us to make immediate payment on net liability positions in the event that we default on certain outstanding debt obligations. The aggregate fair value of our derivative instruments with credit risk related contingent features that are in a liability position as of March 31, 2019 was $13.0 million. We are not required to post any collateral on our derivative instruments and do not expect the credit risk provisions to be triggered.

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

The following tables show our derivative assets and liabilities that are measured at fair value (in millions):

	Balance Sheet Location	Fair Value March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Foreign exchange contracts (1)	Other assets	$9.9	$—	$9.9	$—
Foreign exchange contracts (2)	Other assets	0.4	—	0.4	—
Total derivative assets		$10.3	$—	$10.3	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$4.4	$—	$4.4	$—
Foreign exchange contracts (1)	Other liabilities	8.5	—	8.5	—
Foreign exchange contracts (2)	Other liabilities	5.3	—	5.3	—
Total derivative liabilities		$18.2	$—	$18.2	$—

	Balance Sheet Location	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets
Foreign exchange contracts (1)	Other assets	$4.4	$—	$4.4	$—
Foreign exchange contracts (2)	Other assets	0.5	—	0.5	—
Total derivative assets		$4.9	$—	$4.9	$—
Derivative Liabilities
Interest rate contracts (1)	Other liabilities	$7.7	$—	$7.7	$—
Foreign exchange contracts (1)	Other liabilities	18.2	—	18.2	—
Foreign exchange contracts (2)	Other liabilities	4.7	—	4.7	—
Total derivative liabilities		$30.6	$—	$30.6	$—
_________
(1) Designated as hedges.

(2)	Not designated as hedges.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

We value derivatives using a pricing model with inputs (such as yield curves and foreign currency rates) that are observable in the market or that can be derived principally from observable market data. As of March 31, 2019 and December 31, 2018, all derivatives were classified as Level 2 in the fair value hierarchy. There were no derivatives classified as Level 1 or Level 3.

The following table shows the amounts recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2019 and December 31, 2018 (in millions).

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
Line Item in the Balance Sheet in Which the Hedged Item is Included	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Recourse Debt	$445.7	$493.5	$(4.4)	$(7.7)

The following table shows the impacts of our derivative instruments on our statement of comprehensive income for the three months ended March 31, 2019 and 2018 (in millions):

	Amount of Loss (Gain) Recognized in Other Comprehensive Income		Location of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss (Gain) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Designation	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$13.0	$(10.8)	Interest expense	$0.8	$1.1
Foreign exchange contracts	(0.1)	(0.7)	Other (income) expense	(11.0)	8.2
Total	$12.9	$(11.5)	Total	$(10.2)	$9.3

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of our fair value and cash flow hedge accounting relationships, as well as the impact of our non-designated derivatives, on the statement of comprehensive income for the three months ended March 31, 2019 and 2018 (in millions):

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019		2018
	Interest (expense), net	Other income (expense)	Interest (expense), net	Other income (expense)
Total amounts of income and expense presented in the statements of comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(46.5)	$(3.2)	$(39.9)	$(1.3)

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	(3.2)	—	5.8	—
Derivatives designated as hedging instruments	3.2	—	(5.8)	—

Gain (loss) on cash flow hedging relationships
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(0.8)	—	(1.1)	—

Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income (1)	—	11.0	—	(8.2)

Gain (loss) on non-designated derivative contracts	—	(0.8)	—	0.7
_________

(1)	These amounts are substantially offset by foreign currency remeasurement adjustments on related hedged instruments, also recognized in other income (expense).

Other Financial Instruments

Except for derivatives, as disclosed above, GATX has no other assets and liabilities measured at fair value on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, rent and other receivables, accounts payable, and commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. We estimate the fair values of fixed and floating rate debt using discounted cash flow analyses that are based on interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The inputs we use to estimate each of these values are classified in Level 2 of the fair value hierarchy because they are directly or indirectly observable inputs.

The following table shows the carrying amounts and fair values of our other financial instruments (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Recourse fixed rate debt	$4,436.1	$4,470.6	$3,933.4	$3,836.0
Recourse floating rate debt	361.4	359.8	522.7	515.1

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6. Pension and Other Post-Retirement Benefits

The following table shows the components of our pension and other post-retirement benefits expense for the three months ended March 31, 2019 and 2018 (in millions):

	2019 Pension Benefits	2018 Pension Benefits	2019 Retiree Health and Life	2018 Retiree Health and Life
Service cost	$1.7	$1.9	$—	$0.1
Interest cost	3.8	3.7	0.2	0.2
Expected return on plan assets	(5.5)	(5.6)	—	—
Amortization of (1):
Unrecognized prior service credit	—	—	—	—
Unrecognized net actuarial loss	1.9	2.5	—	—
Net periodic cost	$1.9	$2.5	$0.2	$0.3
________
(1) Amounts reclassified from accumulated other comprehensive loss.

The service cost component of net periodic cost is recorded in selling, general and administrative expense in the statements of comprehensive income, and the non-service components of net periodic cost are recorded in other expense.

NOTE 7. Share-Based Compensation

During the three months ended March 31, 2019, we granted 326,900 non-qualified employee stock options, 42,700 restricted stock units, 58,340 performance shares, and 5,933 phantom stock units. For the three months ended March 31, 2019, total share-based compensation expense was $5.1 million and the related tax benefits were $1.3 million. For the three months ended March 31, 2018, total share-based compensation expense was $4.9 million and the related tax benefits were $1.2 million.

The estimated fair value of our 2019 non-qualified employee stock option awards and related underlying assumptions are shown in the table below.

2019
Weighted-average estimated fair value	$22.24
Quarterly dividend rate	$0.46
Expected term of stock options, in years	4.2
Risk-free interest rate	2.5%
Dividend yield	2.6%
Expected stock price volatility	28.9%
Present value of dividends	$7.29

NOTE 8. Income Taxes

Our effective income tax rate was 24% for the three months ended March 31, 2019, compared to 25% for the three months ended March 31, 2018. The difference in the effective rates for the current year compared to the prior year is primarily attributable to the mix of pre-tax income among domestic and foreign jurisdictions, which are taxed at different rates. Incremental tax benefits associated with share-based compensation were also recognized in each period.

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows our commercial commitments (in millions):

	March 31 2019	December 31 2018
Lease payment guarantees	$1.5	$2.0
Standby letters of credit and performance bonds	9.4	9.5
Total commercial commitments (1)	$10.9	$11.5
_______
(1) The carrying value of liabilities on the balance sheet for commercial commitments was $0.7 million at March 31, 2019 and $0.9 million at December 31, 2018. The expirations of these commitments range from 2019 to 2023. We are not aware of any event that would require us to satisfy any of our commitments.

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

NOTE 10. Earnings per Share

We compute basic earnings per share by dividing net income available to our common shareholders by the weighted-average number of shares of our common stock outstanding. We weight shares issued or reacquired for the portion of the period that they were outstanding. Our diluted earnings per share reflect the impacts of our potentially dilutive securities, which include our equity compensation awards.

The following table shows the computation of our basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended March 31
	2019	2018
Numerator:
Net income	$41.5	$76.3

Denominator:
Weighted-average shares outstanding - basic	36.5	37.9
Effect of dilutive securities:
Equity compensation plans	0.6	0.6
Weighted-average shares outstanding - diluted	37.1	38.5
Basic earnings per share	$1.14	$2.02
Diluted earnings per share	$1.12	$1.98

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11. Accumulated Other Comprehensive Income (Loss)

The following table shows the change in components for accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrealized Loss on Derivative Instruments	Post-Retirement Benefit Plans	Total
Balance at December 31, 2018	$(58.0)	$(14.0)	$(92.6)	$(164.6)
Change in component	(10.5)	12.9	—	2.4
Reclassification adjustments into earnings (1)	—	(10.2)	1.9	(8.3)
Income tax effect	—	(0.7)	1.1	0.4
Balance at March 31, 2019	$(68.5)	$(12.0)	$(89.6)	$(170.1)
________

(1)	See "Note 5. Fair Value Disclosure" and "Note 6. Pension and Other Post-Retirement Benefits" for impacts of the reclassification adjustments on the statement of comprehensive income.

NOTE 12. Legal Proceedings and Other Contingencies

Various legal actions, claims, assessments and other contingencies arising in the ordinary course of business are pending against GATX and certain of our subsidiaries. These matters are subject to many uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely. For a full discussion of our pending legal matters, please refer to "Note 22. Legal Proceedings and Other Contingencies" of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In January 2017, the trial court of Lucca found various Italian Railway companies, GRA, and certain of their employees guilty of negligence-based crimes related to the accident. The court imposed a fine of 1.4 million Euros against GRA and prison sentences against the employees. GRA and its employees appealed the trial court's decision, and the first appellate level hearings concluded in April, 2019. We anticipate a ruling later this year. In the event of an adverse appellate ruling, GRA would pursue a final appeal to the Supreme Court. The fines and penalties imposed by the trial court would not be enforceable until all appeals are exhausted and final. With respect to civil claims, the insurers for the Italian Railway and GRA have fully settled and resolved most of the claims arising out of the accident. GRA believes that its employees acted diligently and in accordance with applicable laws and regulations; however, we cannot predict the ultimate outcome of the appellate process and thus cannot reasonably estimate the possible amount or range of costs that may be ultimately incurred in connection with this litigation.

NOTE 13. Financial Data of Business Segments

The financial data presented below depicts the profitability, financial position, and capital expenditures of each of our business segments.

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC").

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables show certain segment data for each of our business segments (in millions):

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2019
Revenues
Lease revenue	$220.9	$52.2	$0.3	$1.0	$—	$274.4
Marine operating revenue	—	—	2.4	10.7	—	13.1
Other revenue	27.4	2.0	0.1	—	—	29.5
Total Revenues	248.3	54.2	2.8	11.7	—	317.0
Expenses
Maintenance expense	68.8	12.1	—	0.3	—	81.2
Marine operating expense	—	—	4.6	7.5	—	12.1
Depreciation expense	64.3	14.0	1.6	—	—	79.9
Operating lease expense	13.7	—	—	—	—	13.7
Other operating expense	6.4	1.5	0.1	—	—	8.0
Total Expenses	153.2	27.6	6.3	7.8	—	194.9
Other Income (Expense)
Net gain on asset dispositions	8.2	0.4	0.3	—	—	8.9
Interest (expense) income, net	(34.2)	(9.9)	(2.7)	(1.4)	1.7	(46.5)
Other expense	(0.7)	(2.3)	—	—	(0.2)	(3.2)
Share of affiliates' pre-tax income	—	—	18.2	—	—	18.2
Segment profit	$68.4	$14.8	$12.3	$2.5	$1.5	$99.5
Less:
Selling, general and administrative expense						46.1
Income taxes (includes $3.5 related to affiliates' earnings)						11.9
Net income						$41.5

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$9.7	$—	$—	$—	$—	$9.7
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing net (loss) gains (1)	(1.6)	0.4	—	—	—	(1.2)
	$8.2	$0.4	$0.3	$—	$—	$8.9

Capital Expenditures
Portfolio investments and capital additions	$99.0	$33.1	$—	$14.5	$0.7	$147.3

Selected Balance Sheet Data at March 31, 2019
Investments in affiliated companies	$0.2	$—	$479.8	$—	$—	$480.0
Identifiable assets	$5,656.7	$1,365.2	$618.3	$311.2	$288.8	$8,240.2
__________
(1) Includes net gains (losses) from scrapping of railcars.

GATX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Rail North America	Rail International	Portfolio Management	ASC	Other	GATX Consolidated
Three Months Ended March 31, 2018
Revenues
Lease revenue	$219.5	$52.4	$0.3	$1.0	$—	$273.2
Marine operating revenue	—	—	4.4	9.8	—	14.2
Other revenue	15.8	2.0	0.1	—	—	17.9
Total Revenues	235.3	54.4	4.8	10.8	—	305.3
Expenses
Maintenance expense	68.1	12.5	—	0.6	—	81.2
Marine operating expense	—	—	4.3	8.2	—	12.5
Depreciation expense	61.5	14.1	1.8	—	—	77.4
Operating lease expense	13.0	—	—	—	—	13.0
Other operating expense	6.9	1.5	0.2	—	—	8.6
Total Expenses	149.5	28.1	6.3	8.8	—	192.7
Other Income (Expense)
Net gain on asset dispositions	54.1	1.6	0.3	0.1	—	56.1
Interest (expense) income, net	(30.2)	(8.7)	(2.3)	(1.3)	2.6	(39.9)
Other expense	(0.9)	(0.2)	—	—	(0.2)	(1.3)
Share of affiliates' pre-tax income	0.1	—	17.4	—	—	17.5
Segment profit	$108.9	$19.0	$13.9	$0.8	$2.4	$145.0
Less:
Selling, general and administrative expense						44.9
Income taxes (includes $3.2 related to affiliates' earnings)						23.8
Net income						$76.3

Net Gain on Asset Dispositions
Asset Remarketing Income:
Net gains on disposition of owned assets	$49.9	$—	$—	$0.1	$—	$50.0
Residual sharing income	0.1	—	0.3	—	—	0.4
Non-remarketing net gains (1)	4.1	1.6	—	—	—	5.7
	$54.1	$1.6	$0.3	$0.1	$—	$56.1

Capital Expenditures
Portfolio investments and capital additions	$136.5	$29.5	$—	$11.7	$0.7	$178.4

Selected Balance Sheet Data at December 31, 2018
Investments in affiliated companies	$0.2	$—	$464.3	$—	$—	$464.5
Identifiable assets	$5,236.6	$1,363.2	$606.8	$297.8	$112.3	$7,616.7
__________
(1) Includes net gains from scrapping of railcars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We lease, operate, manage, and remarket long-lived, widely-used assets, primarily in the rail market. We report our financial results through four primary business segments: Rail North America, Rail International, Portfolio Management, and American Steamship Company ("ASC").

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2018. We based the discussion and analysis that follows on financial data we derived from the financial statements prepared in accordance with U.S. Generally Accepted Accounting Standards ("GAAP") and on certain other financial data that we prepared using non-GAAP components. For a reconciliation of these non-GAAP components to the most comparable GAAP components, see "Non-GAAP Financial Measures" at the end of this item.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results we may achieve for the entire year ending December 31, 2019. In particular, ASC's fleet is inactive for a significant portion of the first quarter of each year due to winter conditions on the Great Lakes. In addition, asset remarketing income does not occur evenly throughout the year. For more information about our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

DISCUSSION OF OPERATING RESULTS

The following table shows a summary of our reporting segments and consolidated financial results (in millions, except per share data):

	Three Months Ended March 31
	2019	2018
Segment Revenues
Rail North America	$248.3	$235.3
Rail International	54.2	54.4
Portfolio Management	2.8	4.8
ASC	11.7	10.8
	$317.0	$305.3
Segment Profit
Rail North America	$68.4	$108.9
Rail International	14.8	19.0
Portfolio Management	12.3	13.9
ASC	2.5	0.8
	98.0	142.6
Less:
Selling, general and administrative expense	46.1	44.9
Unallocated interest (income) expense	(1.7)	(2.6)
Other, including eliminations	0.2	0.2
Income taxes ($3.5 and $3.2 related to affiliates' earnings)	11.9	23.8
Net Income	$41.5	$76.3

Diluted earnings per share	$1.12	$1.98

Investment Volume	$147.3	$178.4

The following table shows our return on equity ("ROE") for the trailing 12 months ended March 31:

	2019	2018
ROE (GAAP)	9.7%	32.3%
ROE, excluding tax adjustments and other items (non-GAAP) (1)	11.0%	14.0%
_________

(1)	See "Non-GAAP Financial Measures" at the end of this item for further details.

Net income was $41.5 million, or $1.12 per diluted share, for the first quarter of 2019 compared to $76.3 million, or $1.98 per diluted share, in 2018. Net income decreased $34.8 million compared to the prior year, largely due to lower asset disposition gains.

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

RAIL NORTH AMERICA

Segment Summary

During the quarter ended March 31, 2019, absolute lease rates for most tank car types improved, as underlying customer demand was stable and a lengthening industry tank car manufacturing backlog supported rising lease rates. However, lease rates for freight car types remained under pressure due to a highly competitive market. At March 31, 2019, Rail North America's wholly owned fleet, excluding boxcars, consisted of approximately 104,800 cars, and fleet utilization was 99.4% at March 31, 2019, compared to 99.4% at the end of the prior quarter, and 98.2% at March 31, 2018. Fleet utilization for our approximately 16,000 boxcars was 95.2% at March 31, 2019, compared to 94.2% at the end of the prior quarter, and 93.5% at March 31, 2018.

For the first quarter of 2019, an average of approximately 104,600 railcars, excluding boxcars, were on lease, compared to 103,400 in the prior quarter and 101,200 at March 31, 2018. The increase in railcars on lease in the current year is due both to our ongoing purchases of new railcars under our supply agreement with Trinity Industries and to the acquisition of railcars from ECN Capital Corporation, partially offset by railcars that were sold or scrapped. During the first quarter of 2019, the renewal rate change of the Lease Price Index (the "LPI", see definition below) was 5.2%, compared to negative 0.9% in the prior quarter, and negative 11.6% in the first quarter of 2018. Lease terms on renewals for cars in the LPI averaged 39 months in the current quarter, compared to 43 months in the prior quarter, and 34 months in the first quarter of 2018. Additionally, the renewal success rate, which represents the percentage of expiring leases that were renewed with the existing lessee, was 83.6% in the current quarter, compared to 88.9% in the prior quarter, and 76.7% in the first quarter of 2018. Railcars returned by our customers may incur transitional costs, including additional repairs and related service prior to being leased to new customers, which may increase maintenance and associated expenses.

As of March 31, 2019, leases for approximately 14,600 tank cars and freight cars and approximately 2,800 boxcars are scheduled to expire over the remainder of 2019. These amounts exclude railcars on leases expiring in 2019 that have already been renewed or assigned to a new lessee.

The following table shows Rail North America's segment results (in millions):

	Three Months Ended March 31
	2019	2018
Revenues
Lease revenue	$220.9	$219.5
Other revenue	27.4	15.8
Total Revenues	248.3	235.3

Expenses
Maintenance expense	68.8	68.1
Depreciation expense	64.3	61.5
Operating lease expense	13.7	13.0
Other operating expense	6.4	6.9
Total Expenses	153.2	149.5

Other Income (Expense)
Net gain on asset dispositions	8.2	54.1
Interest expense, net	(34.2)	(30.2)
Other expense	(0.7)	(0.9)
Share of affiliates' pre-tax income	—	0.1
Segment Profit	$68.4	$108.9

Investment Volume	$99.0	$136.5

The following table shows the components of Rail North America's lease revenue (in millions):

	Three Months Ended March 31
	2019	2018
Railcars	$192.3	$190.6
Boxcars	19.4	19.3
Locomotives	9.2	9.6
Total	$220.9	$219.5

Lease Price Index

Our LPI is an internally-generated business indicator that measures lease rate pricing on renewals for our North American railcar fleet, excluding boxcars. We calculate the index using the weighted-average lease rate for a group of railcar types that we believe best represents our overall North American fleet, excluding boxcars. The average renewal lease rate change is reported as the percentage change between the average renewal lease rate and the average expiring lease rate, weighted by fleet composition. The average renewal lease term is reported in months and reflects the average renewal lease term of railcar types in the LPI, weighted by fleet composition.

Rail North America Fleet Data

The following table shows fleet activity for Rail North America railcars, excluding boxcars, for the quarter ended:

	March 31 2018	June 30 2018	September 30 2018	December 31 2018	March 31 2019
Beginning balance	103,730	102,597	102,890	103,420	105,472
Cars added	1,226	1,231	1,381	3,120	617
Cars scrapped	(673)	(720)	(431)	(387)	(662)
Cars sold	(1,686)	(218)	(420)	(681)	(597)
Ending balance	102,597	102,890	103,420	105,472	104,830
Utilization rate at quarter end	98.2%	98.9%	99.2%	99.4%	99.4%
Average active railcars	101,208	101,330	102,056	103,387	104,613

The following table shows fleet statistics for Rail North America boxcars for the quarter ended:

	March 31 2018	June 30 2018	September 30 2018	December 31 2018	March 31 2019
Ending balance	16,227	16,007	15,859	16,220	16,006
Utilization	93.5%	92.8%	94.7%	94.2%	95.2%

Comparison of the First Three Months of 2019 to the First Three Months of 2018

Segment Profit

In the first quarter of 2019, segment profit of $68.4 million decreased 37.2% compared to $108.9 million for the same period in the prior year. The decrease was driven by lower net gains on asset dispositions in the current year. The timing of asset remarketing income varies throughout the year.

Revenues

In the first quarter of 2019 lease revenue increased $1.4 million, or 0.6%, primarily due to more railcars on lease, including the railcars acquired from ECN Capital Corporation. Other revenue increased $11.6 million, due to higher repair revenue and higher lease termination fees in the current year, which included reimbursement for damage to a group of returned railcars that were subsequently scrapped.

Expenses

In the first quarter of 2019, maintenance expense was comparable to prior year. More tank qualifications were completed in the current year, as expected, but were offset by lower costs for other fleet repairs, due in part to high renewal success. Depreciation expense increased $2.8 million due to new railcar investments, including the railcars acquired from ECN Capital Corporation. Operating lease expense increased $0.7 million, resulting from the elimination of the deferred gain amortization for sale-leaseback transactions in accordance with the new lease standard. See "Note 2. Basis of Presentation" and "Note 4. Leases" in Part I, Item 1 of this Form 10-Q for further detail regarding the impact of the new lease accounting standard. Other operating expense decreased $0.5 million due to lower switching and freight costs resulting from higher utilization.

Other Income (Expense)

In the first quarter of 2019, net gain on asset dispositions decreased $45.9 million, attributable to fewer railcars sold and lower net scrapping gains in the current year. The lower net scrapping gains were due to fewer railcars scrapped and lower scrap prices, as well as a scrapping loss related to the lease termination noted above. Net interest expense increased $4.0 million, driven by a higher average interest rate and a higher average debt balance as a result of investment volume in both years.

Investment Volume

During the first quarter of 2019, investment volume was $99.0 million compared to $136.5 million in the same period in 2018. We acquired 412 newly built railcars and purchased 266 railcars in the secondary market in the first three months of 2019, compared to 1,095 newly built railcars in the same period in 2018.

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

RAIL INTERNATIONAL

Segment Summary

Rail International, composed primarily of GATX Rail Europe ("GRE"), produced strong operating results in the first three months of 2019. In Europe, the lease rate environment improved and demand for new cars was steady. Railcar utilization for GRE was 98.9% at March 31, 2019, compared to 98.8% at the end of the prior quarter and 96.7% at March 31, 2018. In addition, Rail India and Rail Russia benefited from more cars on lease as they continue to expand their fleets.

The following table shows Rail International's segment results (in millions):

	Three Months Ended March 31
	2019	2018
Revenues
Lease revenue	$52.2	$52.4
Other revenue	2.0	2.0
Total Revenues	54.2	54.4

Expenses
Maintenance expense	12.1	12.5
Depreciation expense	14.0	14.1
Other operating expense	1.5	1.5
Total Expenses	27.6	28.1

Other Income (Expense)
Net gain on asset dispositions	0.4	1.6
Interest expense, net	(9.9)	(8.7)
Other income (expense)	(2.3)	(0.2)
Segment Profit	$14.8	$19.0

Investment Volume	$33.1	$29.5

The following table shows fleet activity for GRE railcars for the quarter ended:

	March 31 2018	June 30 2018	September 30 2018	December 31 2018	March 31 2019
Beginning balance	23,166	23,004	23,124	23,234	23,412
Cars added	63	245	258	281	185
Cars scrapped or sold	(225)	(125)	(148)	(103)	(66)
Ending balance	23,004	23,124	23,234	23,412	23,531
Utilization rate at quarter end	96.7%	97.8%	98.4%	98.8%	98.9%
Average active railcars	22,327	22,407	22,759	22,949	23,105

\

Comparison of the First Three Months of 2019 to the First Three Months of 2018

Foreign Currency

Rail International's reported results of operations are impacted by fluctuations in the exchange rates of the foreign currencies in which it conducts business, primarily the euro. In the first quarter of 2019, a weaker euro negatively impacted lease revenue by approximately $4.0 million and segment profit, excluding other income (expense), by approximately $2.0 million compared to the same period in 2018.

Segment Profit

In the first quarter of 2019, segment profit of $14.8 million decreased 22.1% compared to $19.0 million in the prior year, driven by the negative impact of foreign exchange rates and litigation costs related to the Viareggio matter incurred in the current year, partially offset by by more railcars on leases.

Revenues

In the first quarter of 2019, lease revenue decreased $0.2 million, or 0.4%, as the revenue from more railcars on lease was more than offset by the impact of foreign exchange rates. Other revenue was comparable to the prior year.

Expenses

In the first quarter of 2019, maintenance expense decreased $0.4 million, primarily due to lower workshop costs, including reduced expenses associated with the maintenance facility in Germany that was closed in the prior year, as well as the impact of foreign exchange rates. These positive impacts were offset by higher wheelset costs and other repairs. Depreciation expense was comparable to the prior year as the impact of new railcars added to the fleet was offset by the impact of foreign exchange rates.

Other Income (Expense)

In the first quarter of 2019, net gain on asset dispositions decreased $1.2 million, attributable to lower railcar scrapping gains, due to fewer railcars scrapped in the current year. Net interest expense increased $1.2 million, due to a higher average interest rate and a higher average debt balance. Other expense increased $2.1 million due to litigation costs related to the Viareggio matter incurred in the current year and the negative impact of changes in foreign exchange rates on non-functional currency items.

Investment Volume

In the first quarter of 2019, investment volume was $33.1 million compared to $29.5 million in the same period in 2018. In the first three months of 2019, GRE acquired 185 railcars and Rail India acquired 368 railcars, compared to 63 railcars at GRE, 47 at Rail India and 10 at Rail Russia in the same period in 2018.

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

PORTFOLIO MANAGEMENT

Segment Summary

Portfolio Management's segment profit is primarily attributable to income from the RRPF affiliates, a group of 50% owned domestic and foreign joint ventures with Rolls-Royce plc (or affiliates thereof, collectively "Rolls-Royce"), a leading manufacturer of commercial aircraft jet engines. Segment profit included earnings from the RRPF affiliates of $18.2 million for the three months ended March 31, 2019, compared to $17.4 million for the same period in 2018. As of March 31, 2019, the RRPF affiliates owned 462 aircraft spare engines with a net book value of approximately $4,538.7 million, compared to 452 aircraft spare engines with a net book value of approximately $4,435.6 million at December 31, 2018 and 437 aircraft spare engines with a net book value of approximately $3,753.4 million at March 31, 2018.

Portfolio Management also owns marine assets, consisting primarily of five liquefied gas-carrying vessels (the "Norgas Vessels"). The Norgas Vessels specialize in the transport of pressurized gases and chemicals, such as liquefied petroleum gas, liquefied natural gas, and ethylene, primarily on shorter-term spot contracts for major oil and chemical customers worldwide.

Portfolio Management's total asset base was $618.3 million at March 31, 2019, compared to $606.8 million at December 31, 2018, and $597.9 million at March 31, 2018.

The following table shows Portfolio Management’s segment results (in millions):

	Three Months Ended March 31
	2019	2018
Revenues
Lease revenue	$0.3	$0.3
Marine operating revenue	2.4	4.4
Other revenue	0.1	0.1
Total Revenues	2.8	4.8

Expenses
Marine operating expense	4.6	4.3
Depreciation expense	1.6	1.8
Other operating expense	0.1	0.2
Total Expenses	6.3	6.3

Other Income (Expense)
Net gain on asset dispositions	0.3	0.3
Interest expense, net	(2.7)	(2.3)
Share of affiliates' pre-tax income	18.2	17.4
Segment Profit	$12.3	$13.9

The following table shows the net book values of Portfolio Management's assets (in millions):

	March 31 2018	June 30 2018	September 30 2018	December 31 2018	March 31 2019
Investment in RRPF Affiliates	$449.1	$462.1	$474.8	$464.3	$479.8
Owned assets	148.8	143.9	140.1	142.5	138.5
Managed assets (1)	37.9	36.0	34.1	32.3	30.4
________

(1)	Amounts shown represent the estimated net book value of assets managed for third parties and are not included in our consolidated balance sheets.

RRPF Affiliates Engine Portfolio Data

The following table shows portfolio activity for the RRPF affiliates' aircraft spare engines for the quarter ended:

	March 31 2018	June 30 2018	September 30 2018	December 31 2018	March 31 2019
Beginning balance	432	437	449	439	452
Engine acquisitions	9	17	3	19	11
Engine dispositions	(4)	(5)	(13)	(6)	(1)
Ending balance	437	449	439	452	462
Utilization rate at quarter end	94.5%	94.7%	96.8%	96.9%	96.8%

Comparison of the First Three Months of 2019 to the First Three Months of 2018

Segment Profit

In the first quarter of 2019, segment profit was $12.3 million, compared to $13.9 million for the same period in the prior year. The decrease reflects a lower contribution from the Norgas Vessels, partially offset by higher RRPF affiliate income.

Revenues

In the first quarter of 2019, lease revenue was comparable to the same period in 2018. Marine operating revenue decreased $2.0 million, due to lower revenue from the Norgas Vessels, resulting from lower utilization and lower charter rates.

Expenses

In the first quarter of 2019, marine operating expense increased $0.3 million, due to higher operating expenses for the Norgas Vessels, partially offset by lower drydocking costs incurred in the current year.

Other Income (Expense)

In the first quarter of 2019, income from our share of affiliates' earnings increased $0.8 million, driven by more engines on lease, and an early termination fee recognized in the current year, offset by higher interest expense and lower net disposition gains on engines sold.

ASC

Segment Summary

ASC's operations are limited during the first three months of each year due to winter conditions on the Great Lakes. During the first quarter of 2019, ASC benefited from favorable sailing conditions in January and deployed several vessels earlier than planned in March. In the first quarter of 2019, ASC carried 1.2 million net tons of freight, compared to 0.9 million net tons during the first quarter of 2018.

In February 2019, one of ASC's vessels was damaged by a fire during winter maintenance. Management is assessing the extent of the damage and does not believe that the ultimate impact will have a material adverse effect on operations or cash flows.

The following table shows ASC’s segment results (in millions):

	Three Months Ended March 31
	2019	2018
Revenues
Lease revenue	$1.0	$1.0
Marine operating revenue	10.7	9.8
Total Revenues	11.7	10.8

Expenses
Maintenance expense	0.3	0.6
Marine operating expense	7.5	8.2
Depreciation expense	—	—
Operating lease expense	—	—
Total Expenses	7.8	8.8

Other Income (Expense)
Net gain on asset dispositions	—	0.1
Interest expense, net	(1.4)	(1.3)
Segment Profit	$2.5	$0.8

Investment Volume	$14.5	$11.7
Total Net Tons Carried (000's)	1,198	939

Comparison of the First Three Months of 2019 to the First Three Months of 2018

Segment Profit

In the first quarter of 2019, segment profit was $2.5 million, compared to $0.8 million in 2018. The increase was driven by higher revenue, due to favorable operating conditions in January and the early deployment of vessels in March.

Revenues

In the first quarter of 2019, marine operating revenue increased $0.9 million, or 9.2%, primarily due to higher volume resulting from more favorable sailing conditions compared to the prior year.

Expenses

In the first quarter of 2019, maintenance expense was comparable to prior year. Marine operating expense decreased $0.7 million, primarily due to fewer operating days and more efficient fleet performance.

Investment Volume

ASC's investments in each period consisted of structural and mechanical improvements to our vessels.

OTHER

Other comprises selling, general and administrative expenses ("SG&A"), unallocated interest expense, and miscellaneous income and expense not directly associated with the reporting segments and eliminations.

The following table shows components of Other (in millions):

	Three Months Ended March 31
	2019	2018
Selling, general and administrative expense	$46.1	$44.9
Unallocated interest (income) expense	(1.7)	(2.6)
Other expense (income), including eliminations	0.2	0.2

SG&A, Unallocated Interest and Other

SG&A increased $1.2 million for the first three months of 2019 compared to the same period in 2018. The increase was primarily due to higher employee compensation expenses, partially offset by lower information technology expenses. SG&A was positively impacted by the absence of accelerated depreciation recorded in the prior year related to the early termination of the office lease for our corporate headquarters.

Unallocated interest expense (the difference between external interest expense and interest expense allocated to the reporting segments ) in any year is affected by our consolidated leverage position, the timing of debt issuances and investing activities, and intercompany allocations.

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

The timing of asset dispositions and changes in working capital impact cash flows from portfolio proceeds and operations. As a result, these cash flow components may vary materially from quarter to quarter and year to year. As of March 31, 2019, we had an unrestricted cash balance of $248.4 million.

The following table shows our principal sources and uses of cash for the three months ended March 31 (in millions):

	2019	2018
Principal sources of cash
Net cash provided by operating activities	$64.3	$77.2
Portfolio proceeds	41.5	123.2
Other asset sales	6.5	8.8
Proceeds from issuance of debt, commercial paper, and credit facilities	495.2	—
Total	$607.5	$209.2

Principal uses of cash
Portfolio investments and capital additions	$(147.3)	$(178.4)
Repayments of debt, commercial paper, and credit facilities	(254.7)	(11.8)
Purchases of assets previously leased	—	(39.1)
Payments on capital lease obligations	(0.3)	(0.3)
Stock repurchases	(38.1)	(25.0)
Dividends	(19.2)	(18.6)
Total	$(459.6)	$(273.2)

Net cash provided by operating activities of $64.3 million decreased $12.9 million compared to 2018. Comparability among reporting periods is impacted by the timing of changes in working capital items. Higher operating lease and compensation-related payments were partially offset by lower interest and income tax payments for the first three months of 2019 as compared to the prior year period.

Portfolio proceeds primarily consist of proceeds from sales of operating assets, loan and finance lease receipts, and capital distributions from affiliates. Portfolio proceeds of $41.5 million for the three months of 2019 decreased by $81.7 million from the prior year, primarily due to lower proceeds from sales of railcars at Rail North America.

Proceeds from the issuance of debt for the three months ended March 31, 2019 were $495.2 million (net of hedges and debt issuance costs), compared to zero in the same period in 2018. In the first quarter of 2019, we issued $500.0 million of 10-year unsecured debt. Debt repayments of $254.7 million for the first three months of 2019 were $242.9 million higher than prior year. Repayments in the current year included scheduled maturity payments and the early retirement of certain debt obligations.

Portfolio investments and capital additions primarily consist of purchases of operating assets, investments in affiliates, and capitalized asset improvements. Portfolio investments and capital additions of $147.3 million for the first three months of 2019 decreased $31.1 million compared to 2018, due to fewer freight cars acquired at Rail North America, partially offset by more railcars acquired at Rail International.

We did not purchase any assets previously leased during the first three months of 2019, compared to 2,467 railcars for $39.1 million in 2018.

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. During the three months ended March 31, 2019, we repurchased 0.5 million shares of common stock for $40.0 million (of which $38.1 million settled prior to quarter-end), compared to 0.4 million shares of common stock for $25.0 million in the first three months of 2018. As of March 31, 2019, $260.0 million remained available under the repurchase authorization.

Contractual and Other Commercial Commitments

The following table shows our contractual commitments, including debt principal and related interest payments, lease payments, and purchase commitments at March 31, 2019 (in millions):

	Payments Due by Period
	Total	2019 (1)	2020	2021	2022	2023	Thereafter
Recourse debt	$4,811.7	$250.0	$350.0	$661.7	$250.0	$250.0	$3,050.0
Interest on recourse debt (2)	2,040.6	150.8	181.4	169.5	144.7	133.5	1,260.7
Commercial paper and credit facilities	15.9	15.9	—	—	—	—	—
Finance lease obligations, including interest	11.1	11.1	—	—	—	—	—
Operating lease obligations	551.2	35.2	68.0	66.3	57.5	54.7	269.5
Purchase commitments (3)	2,219.5	590.5	471.9	377.0	385.4	394.7	—
Total	$9,650.0	$1,053.5	$1,071.3	$1,274.5	$837.6	$832.9	$4,580.2
__________

(1)	For the remainder of the year.

(2)	For floating rate debt, future interest payments are based on the applicable interest rate as of March 31, 2019.

(3)
Primarily railcar purchase commitments. The amounts shown for all years are based on management's estimates of the timing, anticipated car types, and related costs of railcars to be purchased under its agreements.

In 2014, we entered into a long-term supply agreement with Trinity Rail Group, LLC ("Trinity"), a subsidiary of Trinity Industries. Under the terms of that agreement, we may order up to 8,950 newly built railcars over a four-year period from March, 2016 through March, 2020. We may order either tank or freight cars; however, the majority of the order will be for tank cars. As of March 31, 2019, 8,250 railcars have been ordered, of which 6,168 railcars have been delivered. On May 24, 2018, we amended our long-term supply agreement with Trinity to extend the term to December 2023. We agreed to purchase an additional 4,800 tank cars (1,200 per year) beginning in January 2020 and continuing through the expiration of the extended term.

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

Short-Term Borrowings

The following table shows additional information regarding our short-term borrowings for the three months ended March 31, 2019:

	North America (1)	Europe (2)
Balance as of March 31 (in millions)	$—	$15.9
Weighted-average interest rate	n/a	0.6%
Euro/dollar exchange rate	n/a	1.12

Average daily amount outstanding during the first quarter (in millions)	$38.9	$10.8
Weighted-average interest rate	2.9%	0.6%
Average Euro/dollar exchange rate	n/a	1.14

Maximum daily amount outstanding (in millions)	$130.0	$19.3
Euro/dollar exchange rate	n/a	1.14
__________

(1)	Short-term borrowings in North America are composed of commercial paper issued in the U.S.

(2)	Short-term borrowings in Europe are composed of borrowings under bank credit facilities.

Credit Lines and Facilities

We have a $600 million, 5-year unsecured revolving credit facility in the United States that matures in May 2023. As of March 31, 2019, the full $600 million was available under the facility. Additionally, we have a $250 million 5-year secured railcar facility in the United States with a 3-year revolving period that matures in May 2022. As of March 31, 2019, the full $250 million was available under this facility.

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

At March 31, 2019, our European rail subsidiaries had one outstanding loan agreement, which is guaranteed by GATX Corporation.

We do not anticipate any covenant violations nor do we expect that any of these covenants will restrict our operations or our ability to obtain additional financing. At March 31, 2019, we were in compliance with all covenants and conditions of all of our credit agreements.

Credit Ratings

The global capital market environment and outlook may affect our funding options and our financial performance. Our access to capital markets at competitive rates depends on our credit rating and rating outlook, as determined by rating agencies. As of March 31, 2019, our long-term unsecured debt was rated BBB by Standard & Poor's and Baa2 by Moody’s Investor Service and our short-term unsecured debt was rated A-2 by Standard & Poor's and P-2 by Moody’s Investor Service. Our rating outlook from both agencies was stable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The adoption of the new lease accounting standard required changes to certain policies and estimates related to our lease accounting as lessee and lessor. See "Note 4. Leases" in Part I, Item 1 of this Form 10-Q for further details. Other than these impacts, there have been no changes to our critical accounting policies during the three months ended March 31, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for a summary of our policies.

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

There were no tax adjustments and other items impacting net income or diluted earnings per share for either the first quarter of 2019 or 2018. However, we did have tax adjustments and other items impacting net income in other periods used in the calculation of the applicable measures for the trailing 12 months ended March 31, 2019 and 2018.

The following table shows our net income and return on equity, excluding tax adjustments and other items, for the trailing 12 months ended March 31 (in millions):

	2019	2018
Net income (GAAP)	$176.5	$520.8
Adjustments attributable to consolidated pre-tax income:
Costs attributable to the closure of a maintenance facility at Rail International (1)	9.5	—
Net gain on wholly owned Portfolio Management marine investments (2)	—	(1.8)
Total adjustments attributable to consolidated pre-tax income	$9.5	$(1.8)
Income taxes thereon, based on applicable effective tax rate	$(3.1)	$0.7

Other income tax adjustments attributable to consolidated income:
Impact of the Tax Act (3)	(16.5)	(315.9)
Foreign tax credit utilization (4)	(1.4)	—
Total other income tax adjustments attributable to consolidated income	$(17.9)	$(315.9)

Net income, excluding tax adjustments and other items (non-GAAP)	$165.0	$203.8
Return on Equity (GAAP)	9.7%	32.3%
Return on Equity, excluding tax adjustments and other items (non-GAAP) (5)	11.0%	14.0%
_______

(1)	Expenses attributable to the closure of a maintenance facility.

(2)
In 2015, we made the decision to exit the majority of our non-core, marine investments within our Portfolio Management segment. As a result, we recorded gains and losses associated with the impairments and sales of these investments.

(3)	Amounts attributable to the impact of corporate income tax changes enacted by the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

(4)	Benefits attributable to the utilization of foreign tax credits.

(5)	Shareholders' equity used in this calculation excludes the increases resulting from the impact of the Tax Act.

Balance Sheet Measures

A portion of our North American railcar fleet is financed through sale-leasebacks that are accounted for as operating leases. Prior to 2019, these railcar assets were not recorded on the balance sheet. Under the new lease accounting standard adopted on January 1, 2019, GATX records these railcar operating leases on the balance sheet as right-of-use assets with corresponding amounts for operating lease liabilities.

Prior to 2019, we reported total on- and off-balance sheet assets in our calculation of total assets (as adjusted) because we believed it provided investors a more comprehensive representation of the magnitude of the assets we operated and that drove our financial performance. In addition, this calculation of total assets (as adjusted) provided consistency with other non-financial information we disclosed about our fleet, including the number of railcars in the fleet, average number of cars on lease, and utilization. We also provide information regarding our leverage ratios, which are expressed as a ratio of debt (including off-balance sheet debt) to equity. The off-balance sheet debt amount in this calculation was the equivalent of the off-balance sheet asset amount. We believe reporting this corresponding off-balance sheet debt amount provided investors and other users of our financial statements with a more comprehensive representation of our debt obligations, leverage, and capital structure.

Because the railcar operating lease assets and associated liabilities are now recorded on the balance sheet, beginning in 2019, the prior non-GAAP measure is no longer required.

The following table shows total balance sheet assets (in millions):

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Total assets (GAAP)	$8,240.2	$7,616.7	$7,517.4	$7,495.5	$7,468.0
Off-balance sheet assets (1):
Rail North America	—	430.2	432.6	401.7	411.7
Total off-balance sheet assets	$—	$430.2	$432.6	$401.7	$411.7

Total assets, as adjusted (non-GAAP)	$8,240.2	$8,046.9	$7,950.0	$7,897.2	$7,879.7

Shareholders’ Equity (GAAP)	$1,809.2	$1,788.1	$1,838.0	$1,817.6	$1,839.7
________

(1)	Off-balance sheet assets apply to each of the quarters in 2018. In accordance with the new lease accounting standard, off-balance assets are no longer applicable beginning in 2019.

The following table shows the components of recourse leverage (in millions, except recourse leverage ratio):

	March 31 2019	December 31 2018	September 30 2018	June 30 2018	March 31 2018
Debt and lease obligations, net of unrestricted cash:
Unrestricted cash	$(248.4)	$(100.2)	$(254.5)	$(237.4)	$(233.1)
Commercial paper and bank credit facilities	15.9	110.8	—	4.3	4.4
Recourse debt	4,768.1	4,429.7	4,397.3	4,397.9	4,359.5
Operating lease obligations	456.3	—	—	—	—
Finance lease obligations	11.0	11.3	11.6	11.9	12.2
Total debt and lease obligations, net of unrestricted cash (GAAP)	5,002.9	4,451.6	4,154.4	4,176.7	4,143.0
Off-balance sheet recourse debt (1)	—	430.2	432.6	401.7	411.7
Total debt and lease obligations, net of unrestricted cash, as adjusted (non-GAAP)	$5,002.9	$4,881.8	$4,587.0	$4,578.4	$4,554.7

Total recourse debt (2)	$5,002.9	$4,881.8	$4,587.0	$4,578.4	$4,554.7
Shareholders' Equity	$1,809.2	$1,788.1	$1,838.0	$1,817.6	$1,839.7
Recourse Leverage (3)	2.8	2.7	2.5	2.5	2.5
________

(1)
Off-balance sheet recourse debt applies to each of the quarters in 2018. In accordance with the new lease accounting standard, off-balance sheet recourse debt is no longer applicable beginning in 2019.

(2)	Includes on- and off-balance sheet recourse debt, commercial paper and bank credit facilities, and operating and finance lease obligations, net of unrestricted cash.

(3)	Calculated as total recourse debt / shareholder's equity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2018, there have been no material changes in our interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures. For a discussion of our exposure to market risk, refer to "Item 7A. Quantitative and Qualitative Disclosure about Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We modified certain internal controls, as applicable, to effectively implement the changes to lease accounting and reporting upon the adoption of ASU 2016-02, Leases (Topic 842). No other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information concerning litigation and other contingencies is described in "Note 12. Legal Proceedings and Other Contingencies" in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors

Since December 31, 2018, there have been no material changes in our risk factors. For a discussion of our risk factors, refer to "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2019, our board of directors approved a $300.0 million share repurchase program, pursuant to which we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to Rule 10b5-1 plans. The share repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time. The timing of repurchases will be dependent on market conditions and other factors. As of March 31, 2019, $260.0 million remained available under the repurchase authorizations.

The following is a summary of common stock repurchases completed by month during the first quarter of 2019:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 - January 31, 2019	79,809	$75.97	79,809	$293.9
February 1, 2019 - February 28, 2019	172,040	$76.20	172,040	$280.8
March 1, 2019 - March 31, 2019	277,394	$75.09	277,394	$260.0
Total	529,243	$75.58	529,243

Item 6.  Exhibits

Exhibit Number	Exhibit Description
Filed with this Report:
31A	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CEO Certification).
31B	Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a) (CFO Certification).
32	Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification).
101
The following materials from GATX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATX CORPORATION (Registrant)

/s/ Thomas A. Ellman
Thomas A. Ellman
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: April 30, 2019